Form 10-Q
period 1996-03-31
WAVE SYSTEMS CORP
filed 1996-05-15
CIK 919013

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-24752

                               Wave Systems Corp.
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3477246
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                               540 Madison Avenue
                            New York, New York 10022
                    (Address of principal executive offices)
                                   (Zip code)

                                 (212) 755-3282
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No


     The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996: 7,363,285 shares of Class A Common Stock and 6,942,670 shares of Class B Common Stock.

 PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Condensed Consolidated Balance Sheets

                                                                                                      March 31,         December 31,
                                             Assets                                                     1996               1995
                                                                                                    ------------       ------------
                                                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                                                      $    406,920       $  2,511,928
     Marketable securities, held-to-maturity                                                           3,996,600          3,946,200
     Inventories                                                                                         277,057             76,391
     Prepaid expenses and other receivables, including notes from
        affiliates, less allowance of $763,865 in 1996 and $668,000 in 1995                               77,407            134,771
                                                                                                    ------------       ------------

                   Total current assets                                                                4,757,984          6,669,290

Property, equipment, and leasehold improvements, less accumulated depreciation
     and amortization of  $413,218 in 1996 and $350,185 in 1995                                          954,049            954,530
Other assets                                                                                             132,979            130,222
                                                                                                    ------------       ------------

                                                                                                    $  5,845,012       $  7,754,042
                                                                                                    ============       ============

                             Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                                                          $    861,006       $  1,210,778
                                                                                                    ------------       ------------

                   Total current liabilities                                                             861,006          1,210,778
                                                                                                    ------------       ------------

Series A Cumulative Redeemable Preferred Stock, $.01 par value; 360 shares
     issued and outstanding in 1996 and 1995; involuntary liquidation value $433,800                     400,982            390,534
                                                                                                    ------------       ------------

Stockholders' equity:
     Preferred stock, $.01 par value, Authorized 2,000,000 shares; 360 shares issued
        and outstanding as Series A Cumulative Redeemable Preferred Stock                                   --                 --

     Common stock, $.01 par value, Authorized 25,000,000 shares as Class A;
        7,363,285 issued and outstanding at March 31, 1996; 6,615,618 at
        December 31, 1995                                                                                 73,633             66,156

     Common stock, $.01 par value, authorized 13,000,000 shares as Class B;
        6,942,670 issued and outstanding at March 31, 1996; 7,583,138 at
        December 31, 1995                                                                                 69,427             75,831

     Capital in excess of par value                                                                   29,243,353         28,980,987

     Deficit accumulated during the development stage                                                (24,571,670)       (22,742,854)

     Less: Note receivable from stockholder, including accrued interest of $58,544
        in 1996 and $54,215 in 1995                                                                     (231,719)          (227,390)
                                                                                                    ------------       ------------

                                                                                                       4,583,024          6,152,730
                                                                                                    ------------       ------------

                                                                                                    $  5,845,012       $  7,754,042
                                                                                                    ============       ============


See accompanying notes to unaudited
condensed consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                 Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                        Period From
                                                                   Three Months                         February 12,
                                                                     Ended                           1988 (Inception)
                                                                    March 31,                            Through
                                                      ------------------------------------               March 31,
                                                          1996                    1995                    1996
                                                      ------------            ------------            ------------
Revenues                                              $      1,148            $       --              $      1,148
                                                      ------------            ------------            ------------
Operating expenses:
  Selling, general, and administrative                     985,450                 777,186              14,878,185
  Research and development                                 910,297                 646,812              10,200,961
                                                      ------------            ------------            ------------
                                                         1,895,747               1,423,998              25,079,146
                                                      ------------            ------------            ------------

  Interest income                                           65,783                 164,656                 874,067
  Interest expense                                            --                      --                  (380,459)
  Other income                                                --                      --                    12,720
                                                      ------------            ------------            ------------
                                                            65,783                 164,656                 506,328
                                                      ------------            ------------            ------------

Net loss                                                (1,828,816)             (1,259,342)            (24,571,670)

Accrued dividends on preferred stock                        10,448                  10,150                 135,382
                                                      ------------            ------------            ------------

Net loss to common stockholders                       $ (1,839,264)           $ (1,269,492)           $(24,707,052)
                                                      ============            ============            ============



Weighted average number of common shares
  outstanding during the period                         14,213,673              13,485,476               7,906,899

Loss per common share                                  $     (0.13)           $      (0.09)           $      (3.12)
                                                      ============            ============            ============

See accompanying notes to unaudited
condensed consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                                       Period From
                                                                                            Three Months               February 12,
                                                                                               Ended                1988 (Inception)
                                                                                                March 31,               Through
                                                                                 -------------------------------        March 31,
                                                                                     1996               1995             1996
                                                                                 ------------       ------------      ------------
Cash flows from operating activities:
     Net loss                                                                    $ (1,828,816)      $ (1,259,342)      $(24,571,670)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                                64,276             30,243            448,121
          Accrued interest on marketable securities                                   (50,400)           (38,110)          (205,979)
          Noncash expenses:
            Common stock issued in connection with
                License and Cross-License Agreement                                      --                 --            1,124,960
            Common stock issued for services rendered
                and additional interest on borrowings                                  63,072               --            2,393,696
            Preferred stock issued for services rendered                                 --                 --              265,600
            Compensation associated with issuance of
                stock options                                                            --                 --              399,740
            Amortization of deferred compensation                                        --                 --              398,660
            Amortization of discount on notes payable                                    --                 --              166,253
            Common stock issued by principal stockholder for
                services rendered                                                        --                 --              565,250
        Changes in assets and liabilities:
            Increase in accrued interest on note receivable                            (4,329)            (4,295)           (58,544)
            Increase in inventories                                                  (200,666)              --             (277,057)
            (Increase) decrease in prepaid expenses and
                other receivables                                                      57,364             45,578            (77,407)
            Increase in other assets                                                  (4,000)            (7,123)          (144,166)
            (Decrease) increase in accounts payable and
                accrued expenses                                                     (349,772)            80,488            916,006
                                                                                 ------------       ------------       ------------
Net cash used in operating activities                                              (2,253,271)        (1,152,561)       (18,656,537)
                                                                                 ------------       ------------       ------------

Cash flows from investing activities:
     Acquisition of property, equipment & leasehold improvements                      (62,552)          (221,969)        (1,360,925)
     Organizational costs                                                                --                 --              (14,966)
     Redemption of marketable securities                                                 --            8,107,038        (24,601,311)
     Purchase of marketable securities                                                   --           (2,956,292)        20,810,690
                                                                                 ------------       ------------       ------------
Net cash (used in) provided by investing activities                                   (62,552)         4,928,777         (5,166,512)
                                                                                 ------------       ------------       ------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                       210,815               --           22,359,890
     Sale of warrants                                                                    --                 --                    4
     Note receivable from stockholder                                                    --                 --             (173,175)
     Proceeds from notes payable and warrants to stockholders                            --                 --            2,083,972
     Repayments of notes payable to stockholders                                         --                 --           (1,069,972)
     Proceeds from notes payable and warrants                                            --                 --            1,284,250
     Repayment of notes payable                                                          --                 --             (255,000)
     Advances from stockholder                                                           --                 --              227,598
     Repayments of advances from stockholders                                            --                 --             (227,598)
     Decrease in deferred offering costs                                                 --                 --                 --
                                                                                 ------------       ------------       ------------
Net cash provided by financing activities                                             210,815               --           24,229,969
                                                                                 ------------       ------------       ------------

Net (decrease) increase in cash and cash equivalents                               (2,105,008)         3,776,216            406,920
Cash and cash equivalents at the beginning of period                                2,511,928          5,159,440               --
                                                                                 ------------       ------------       ------------
Cash and cash equivalents at the end of period                                   $    406,920       $  8,935,656       $    406,920
                                                                                 ============       ============       ============

No cash was paid for interest during the three months ended March 31, 1996 or 1995.

See accompanying notes to unaudited
condensed consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
            Condensed Consolidated Statements of Stockholders' Equity
                        Three Months Ended March 31, 1996
                                   (Unaudited)



                                            Class A                                   Class B                           Capital
                                         Common Stock                               Common Stock                       in Excess
                            ---------------------------------------    -----------------------------------                 of
                                 Shares              Amount                  Shares              Amount                 Par Value
                                ---------         ------------             ---------           -----------           --------------

 Balance at
      December 31,
      1995                      6,615,618         $    66,156              7,583,138          $    75,831           $  28,980,987

 Exercise of options
      to purchase
      Class A stock                83,199                 833                  -                     -                    209,982

 Shares issued for
      services                     24,000                 240                  -                     -                     62,832

 Accrual of interest
      on note receivable              -                   -                    -                     -                       -

 Accrued dividend on
      preferred stock                 -                   -                    -                     -                    (10,448)

 Exchange of Class A
      stock for Class B
      stock                       640,468               6,404               (640,468)              (6,404)                   -

 Net (loss) for three
      months ended
      March 31, 1996                  -                   -                    -                     -                       -
                                ---------         ------------             ---------          -----------           --------------
 Balance at March 31,
      1996                      7,363,285         $     73,633             6,942,670          $    69,427           $   29,243,353
                                =========         ============             =========          ===========           ==============






                                     Deficit                Note
                                   Accumulated           Receivable
                                   During the              from
                                   Development             Stock-
                                      Stage                holder                 Total
                                 ---------------        -------------       --------------
 Balance at
      December 31,
      1995                       $   (22,742,854)        $   (227,390)       $   6,152,730

Exercise of options
     to purchase
     Class A stock                          --                   --                210,815

Shares issued for
     services                               --                   --                 63,072

Accrual of interest
     on note receivable                     --                 (4,329)              (4,329)

Accrued dividend on
     preferred stock                        --                   --                (10,448)

Exchange of Class A
     stock for Class B
     stock                                  --                   --                   --

Net (loss) for three
     months ended
     March 31, 1996                   (1,828,816)                --             (1,828,816)
                                 ---------------        -------------       --------------
Balance at March 31,                        --
      1996                       $   (24,571,670)       $    (231,719)      $    4,583,024
                                 ===============        =============       ==============

See accompanying notes to unaudited
condensed consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

              Notes To Condensed Consolidated Financial Statements

                             March 31, 1996 and 1995


In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995, and for the period from February 12, 1988 (inception) through March 31, 1996. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995, included in its Form 10-K filed in April 1996. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

1.   (Loss) per Share:

(Loss) per share is computed based on the weighted average number of common shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be antidilutive.

2.   Stock Options and Grants:

In March, 1996 the Company issued 24,000 shares of Class A Common Stock to satisfy a previously recorded liability for compensation for services.

During the quarter ended March 31, 1996, the Company granted various employees options to purchase a total of 392,850 shares of Class A Common Stock at prices ranging between $2.97 per share and $3.81 per share. These options were granted at the market price on the date next preceding the date of grant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Wave Systems Corp. ("Wave" or the "Company") is in transition from a company focused principally on research and development of new technology to a company focused on the commercialization of its technology through licensing fees, royalties and product sales. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development, and market testing of the Wave System. During this period, the Company designed and successfully developed its proprietary application specific integrated circuit ("ASIC"), WaveMeter, WaveNet and other necessary components of the Wave System. Concurrent with its research and development activities, the Company has devoted increased resources to market research, market development and other related activities.

In the three month period ended March 31, 1996 the Company reported its first operating revenues. The Company does not however anticipate significant revenues in the near future. There are significant risks which could adversely affect the Company's efforts to achieve profitability.


Results of Operations

Three Months Ended March 31, 1996 and 1995

In the three month period ended March 31, 1996 the Company reported its first operating revenues.

Research and development expenses for the three months ended March 31, 1996 were $910,297, as compared to $646,812 for the comparable period of 1995. The increase in research and development expenses was primarily attributable to an increase in personnel and other related costs associated with the design and development of the Company's ASIC, including, but not limited to, non-recurring engineering costs and prototype purchases; transaction processing system (WaveNet); real time news services; and related enabling technologies. Current research and development activities are focused on additional ASIC development for future products and adaptation of the Company's products to additional software operating environments and computer platforms.

Selling, general and administrative expenses for the three months ended March 31, 1996 were $985,450, as compared to $777,186 for the comparable period of 1995. The increase in selling, general and administrative expenses was primarily attributable to an increase in personnel and other related costs associated with the development and marketing of new applications of the Company's technology.

Interest income for the three months ended March 31, 1996 was $65,783, as compared to $164,656 for the comparable period of 1995. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets.

Due to the reasons set forth above, the Company's net loss for the three months ended March 31, 1996 was $1,828,816 as compared to $1,259,342 for the comparable period of 1995.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations since its inception and, as of March 31, 1996, had a deficit accumulated during the development stage of $24,571,670. The Company has financed its operations through March 31, 1996 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock) and the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses. In addition, the Company has attempted to contain costs and reduce cash flow requirements by using consultants and compensating key employees, consultants, suppliers and other vendors with Common Stock and options to purchase Common Stock.

At March 31, 1996, the Company had approximately $407,000 in cash and cash equivalents and approximately $3,997,000 in marketable securities. At December 31, 1995, the Company had approximately $2,512,000 in cash and cash equivalents and approximately $3,946,000 in marketable securities. The decrease in cash and cash equivalents reflects cash expenditures of approximately $2,316,000 to finance operations and acquire property and equipment. At March 31, 1996, the Company had working capital of approximately $3,897,000. The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1996 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out.

Significant uncertainty currently exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved. Additionally, the Company is uncertain as to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise doubt about the Company's ability to continue as a going concern. In early 1996, the Company adopted a plan that management believed would allow the Company to continue its operations into 1997. The Company will continue to monitor its performance against the plan on a monthly basis and, if necessary, reduce its operations accordingly. The Company believes that the plan constitutes a viable plan for the continuation of the Company's business into 1997.

As part of this plan, the Company is currently evaluating financing options and may therefore elect to raise additional capital, from time to time, through equity or debt financing in order to capitalize on business opportunities, market conditions and insure the continued development of the Company's technology, products and services.

The Company presently has no material commitments for capital expenditures. However, in order to bring the Wave System to market, the Company anticipates spending additional amounts on inventory items such as computer chips and boards, additional hardware, and related materials. Such spending will vary based on the Company's performance against its previously noted plan.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits filed:

          None

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WAVE SYSTEMS CORP.
                                        (Registrant)

Date:  May 10, 1996                     By:  /s/ Peter Sprague
                                             -----------------------
                                        Name:    Peter Sprague
                                        Title:   Chairman, Chief Executive
                                                   Officer
                                        (Principal Financial Officer and Duly
                                        Authorized Officer of the Registrant)

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule