Form 10-Q
period 1996-06-30
WAVE SYSTEMS CORP
filed 1996-08-14
CIK 919013

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Yes  X   No___


         The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996: 8,099,221 shares of Class A Common Stock and 6,258,176 shares of Class B Common Stock.

 PART I - FINANCIAL INFORMATION
 Item 1.  Financial Statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Condensed Consolidated Balance Sheets

                                                                                                 June 30,          December 31,
                                  ASSETS                                                           1996                1995
                                                                                               ------------        ------------
                                                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                                                    $  2,196,700        $  2,511,928
  Marketable securities, held-to-maturity                                                         2,950,560           3,946,200
  Inventories                                                                                       327,808              76,391
  Prepaid expenses and other receivables, including notes from
    affiliates, less allowance of $1,438,086 in 1996 and $668,000 in 1995                            27,174             134,771
                                                                                               ------------        ------------

          Total current assets                                                                    5,502,242           6,669,290

Property, equipment, and leasehold improvements, less accumulated depreciation
  and amortization of  $476,917 in 1996 and $350,185 in 1995                                        899,958             954,530
Other assets                                                                                        131,736             130,222
                                                                                               ------------        ------------

                                                                                               $  6,533,936        $  7,754,042
                                                                                               ============        ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                        $    686,242        $  1,210,778
                                                                                               ------------        ------------

          Total current liabilities                                                                 686,242           1,210,778
                                                                                               ------------        ------------

Preferred Stock:
  Series A Cumulative Redeemable Preferred Stock, $.01 par value; 360 shares
    issued and outstanding in 1996 and 1995; involuntary liquidation value $439,200                 411,434             390,534
  Series B Cumulative Convertible Preferred Stock, $.01 par value; 350 shares
    issued and outstanding in 1996; involuntary liquidation value $3,519,250                      3,233,276                --
                                                                                               ------------        ------------

          Total Preferred Stock                                                                   3,644,710             390,534
                                                                                               ------------        ------------

Stockholders' equity:
  Preferred stock, $.01 par value, Authorized 2,000,000 shares:
    360 shares issued and outstanding as Series A Cumulative Redeemable Preferred Stock                --                  --
    350 shares issued and outstanding as Series B Cumulative Convertible Preferred Stock               --                  --
  Common stock, $.01 par value, Authorized 25,000,000 shares as Class A;
    8,099,221 issued and outstanding at June 30, 1996; 6,615,618 at December 31, 1995                80,992              66,156
  Common stock, $.01 par value, authorized 13,000,000 shares as Class B;
    6,258,176 issued and outstanding at June 30, 1996; 7,583,138 at December 31, 1995                62,581              75,831
  Capital in excess of par value                                                                 29,275,008          28,980,987
  Deficit accumulated during the development stage                                              (26,979,549)        (22,742,854)
  Less: Note receivable from stockholder, including accrued interest of $62,873
    in 1996 and $54,215 in 1995                                                                    (236,048)           (227,390)
                                                                                               ------------        ------------

                                                                                                  2,202,984           6,152,730
                                                                                               ------------        ------------

                                                                                               $  6,533,936        $  7,754,042
                                                                                               ============        ============

See accompanying notes to unaudited condensed financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                               Period From
                                                                                                               February 12,
                                                      Three Months                    Six Months             1988 (Inception)
                                                         Ended                          Ended                    Through
                                                        June 30,                       June 30,                  June 30,
                                              ----------------------------    ----------------------------
                                                  1996            1995            1996            1995            1996
                                              ------------    ------------    ------------    ------------    ------------
Revenues                                      $        310    $       --      $      1,458    $       --      $      1,458
                                              ------------    ------------    ------------    ------------    ------------

Operating expenses:
       Selling, general, and administrative      1,646,654       1,017,569       2,632,104       1,794,755      16,524,839
       Research and development                    810,994         654,059       1,721,291       1,300,871      11,011,955
                                              ------------    ------------    ------------    ------------    ------------
                                                 2,457,648       1,671,628       4,353,395       3,095,626      27,536,794
                                              ------------    ------------    ------------    ------------    ------------

Interest income                                     49,906         145,878         115,689         310,534         923,973
Interest expense                                      (447)           --              (447)           --          (380,906)
Other income                                          --              --              --              --            12,720
                                              ------------    ------------    ------------    ------------    ------------
                                                    49,459         145,878         115,242         310,534         555,787
                                              ------------    ------------    ------------    ------------    ------------

Net loss                                        (2,407,879)     (1,525,750)     (4,236,695)     (2,785,092)    (26,979,549)

Accrued dividends on  preferred stock               29,702          10,150          40,150          20,300         165,084
                                              ------------    ------------    ------------    ------------    ------------

Net loss to common  stockholders              $ (2,437,581)   $ (1,535,900)   $ (4,276,845)   $ (2,805,392)   $(27,144,633)
                                              ============    ============    ============    ============    ============


Weighted average number of common shares
     outstanding during the period              14,332,435      13,596,266      14,295,594      13,541,188       8,099,979

Loss per common share                         $      (0.17)   $      (0.11)   $      (0.30)   $      (0.21)   $      (3.35)
                                              ============    ============    ============    ============    ============

See accompanying notes to unaudited condensed financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                              Period From
                                                                                                              February 12,
                                                                                  Six Months               1988 (Inception)
                                                                                    Ended                      Through
                                                                                   June 30,                    June 30,
                                                                        ------------------------------
                                                                            1996              1995              1996
                                                                        ------------      ------------      ------------
Cash flows from operating activities:
      Net loss                                                          $ (4,236,695)     $ (2,785,092)     $(26,979,549)
      Adjustments to reconcile net loss to net cash
          used in operating activities:
               Depreciation and amortization                                 126,732            81,504           510,577
               Reserve for short-term loans to affiliate                     568,601              --             568,601
               Accrued interest on marketable securities                      (5,102)         (109,637)         (160,681)
               Noncash expenses:
                   Common stock issued in connection with
                        License and Cross-License Agreement                     --                --           1,124,960
                   Common stock issued for services rendered
                        and additional interest on borrowings                 63,072              --           2,393,696
                   Preferred stock issued for services rendered                 --                --             265,600
                   Compensation associated with issuance of
                        stock options                                           --                --             399,740
                   Amortization of deferred compensation                        --                --             398,660
                   Amortization of discount on notes payable                    --                --             166,253
                   Common stock issued by principal stockholder for
                        services rendered                                       --                --             565,250
               Changes in assets and liabilities:
                   Increase in accrued interest on note receivable            (8,658)           (8,624)          (62,873)
                   Increase in inventories                                  (251,417)             --            (327,808)
                   (Increase) decrease in prepaid expenses and
                        other receivables                                    107,597               102           (27,174)
                   (Increase) in other assets                                 (1,514)           (7,123)         (141,680)
                   (Decrease) increase in accounts payable and
                        accrued expenses                                    (524,537)         (203,996)          741,241
                                                                        ------------      ------------      ------------
Net cash used in operating activities                                     (4,161,921)       (3,032,866)      (20,565,187)
                                                                        ------------      ------------      ------------

Cash flows from investing activities:
      Acquisition of property, equipment & leasehold improvements            (72,160)         (331,969)       (1,370,533)
      Short-term loans to affiliate                                         (568,601)             --            (568,601)
      Organizational costs                                                      --                --             (14,966)
      Redemption of marketable securities                                  4,000,000        11,063,330        24,810,690
      Purchase of marketable securities                                   (2,999,257)      (11,708,678)      (27,600,568)
                                                                        ------------      ------------      ------------
Net cash (used in) provided by investing activities                          359,982          (977,317)       (4,743,978)
                                                                        ------------      ------------      ------------

Cash flows from financing activities:
      Net proceeds from issuance of common stock                             272,685             1,600        22,421,760
      Net proceeds from issuance of Series B Preferred Stock               3,214,026              --           3,214,026
      Sale of warrants                                                          --                --                   4
      Note receivable from stockholder                                          --                --            (173,175)
      Proceeds from notes payable and warrants to stockholders                  --                --           2,083,972
      Repayments of notes payable to stockholders                               --                --          (1,069,972)
      Proceeds from notes payable and warrants                                  --                --           1,284,250
      Repayment of notes payable                                                --                --            (255,000)
      Advances from stockholder                                                 --                --             227,598
      Repayments of advances from stockholders                                  --                --            (227,598)
      Decrease in deferred offering costs                                       --                --                --
                                                                        ------------      ------------      ------------
Net cash provided by financing activities                                  3,486,711             1,600        27,505,865
                                                                        ------------      ------------      ------------

Net (decrease) increase in cash and cash equivalents                        (315,228)       (4,008,583)        2,196,700
Cash and cash equivalents at beginning of period                           2,511,928         5,159,440              --
                                                                        ------------      ------------      ------------
Cash and cash equivalents at end of period                              $  2,196,700      $  1,150,857      $  2,196,700
                                                                        ============      ============      ============

No cash was paid for interest during the six months ended June 30, 1996 or 1995.

See accompanying notes to unaudited condensed financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
            Condensed Consolidated Statements of Stockholders' Equity
                         Six Months Ended June 30, 1996
                                   (Unaudited)

                                                                                                                        Deficit
                                                                                                     Capital          Accumulated
                                        Class A                          Class B                    in Excess         During the
                                      Common Stock                     Common Stock                    of             Development
                             -----------------------------     ------------------------------
                                Shares           Amount           Shares            Amount          Par Value           Stage
                             ------------     ------------     ------------      ------------      ------------      ------------
Balance at
      December 31,
      1995                      6,615,618     $     66,156        7,583,138      $     75,831      $ 28,980,987      $(22,742,854)

Exercise of options
      to purchase
      Class A stock               134,641            1,346             --                --             271,339              --

Shares issued for
      services                     24,000              240             --                --              62,832              --

Accrual of interest
      on note receivable             --               --               --                --                --                --

Accrued dividend on
      preferred stock                --               --               --                --             (40,150)             --

Exchange of Class A
      stock for Class B
      stock                     1,324,962           13,250       (1,324,962)          (13,250)             --                --

Net (loss) for six
      months ended
      June 30, 1996                  --               --               --                --                --          (4,236,695)
                             ------------     ------------     ------------      ------------      ------------      ------------

Balance at June 30,
      1996                      8,099,221     $     80,992        6,258,176      $     62,581      $ 29,275,008      $(26,979,549)
                             ============     ============     ============      ============      ============      ============

                                  Note
                                Receivable
                                  from
                                  Stock-

                                  holder           Total
                              ------------      ------------
Balance at
      December 31,
      1995                    $   (227,390)     $  6,152,730

Exercise of options
      to purchase
      Class A stock                   --             272,685

Shares issued for
      services                        --              63,072

Accrual of interest
      on note receivable            (8,658)           (8,658)

Accrued dividend on
      preferred stock                 --             (40,150)

Exchange of Class A
      stock for Class B
      stock                           --                --

Net (loss) for six
      months ended
      June 30, 1996                   --          (4,236,695)
                              ------------      ------------

Balance at June 30,
      1996                    $   (236,048)     $  2,202,984
                              ============      ============

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
              Notes To Condensed Consolidated Financial Statements

                             June 30, 1996 and 1995

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations and cash flows for the six months ended June 30, 1996 and 1995, and for the period from February 12, 1988 (inception) through June 30, 1996. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in its Form 10-K filed in April 1996. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

The Company has reclassified certain expenses incurred for research and development for the quarter ended June 30, 1995, which were originally charged to selling, general and administrative. Such changes have been reflected in the totals for the three and six months ended June 30, 1995, and the cumulative totals.

1.  (Loss) per Share:

(Loss) per share is computed based on the weighted average number of common shares outstanding. The inclusion of common stock equivalents (warrants, options, and convertible preferred stock) in this computation would be antidilutive.


2.  Stock Options and Grants:

During the quarter ended June 30, 1996, the Company granted various employees, the Chairman of the Executive Committee, and one consultant options to purchase a total of 277,000 shares of Class A Common Stock at $3.09 per share. These options were granted at the market price on the date next preceding the date of grant.

In May 1996, the Company's shareholders approved an amendment to the 1994 Wave Employee Stock Option Plan. The total number of shares of common stock available under the plan was increased by 1,000,000 shares.


3.  Related Party Transaction:

In May of 1996 the Company re-directed its operations to capitalize on the consumer marketplace and the rapid growth of the Internet. To this end the Company entered into negotiations and reached an agreement in principle with Wave Interactive Network ("WIN") whereby the Company will subsequently acquire all of the outstanding common stock of WIN not currently owned by the Company. The details of the agreement are currently being finalized. The Company has financed the activities of WIN since May of 1996 by extending short-term loans to WIN. These notes have been fully reserved.

4.  Capital Stock:

In May of 1996 the Company raised $3,214,026, net of expenses, through the private placement of 350 shares of Series B Preferred Stock ("Series B Stock"). The Series B Stock has a stated value of $10,000 per share, which accrues dividends for liquidation and conversion purposes at 6% per annum, and ranks senior to the Company's common stock and junior to the Series A Preferred Stock. Series B Stock is convertible by the holder, in increments, into the Company's Class A common stock based on the market price of the Company's Class A common stock at the time of conversion. The Series B Stock is subject to automatic conversion two years from the issue date. In the event of any conversion, whether automatic or voluntary, by a holder or holders, the Company is required to redeem the number of Series B Stock that, when converted into Class A common stock, would exceed 20% of the total number of shares of Class A common stock then outstanding.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Wave Systems Corp. ("Wave" or the "Company") is in transition from a company focused principally on research and development of new technology to a company focused on the commercialization of its technology through licensing fees, royalties and product sales. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development, and market testing of the Wave System. During this period, the Company designed and successfully developed its proprietary application specific integrated circuit ("ASIC") as well as WaveNet and other necessary components of the WaveMeter and the Wave System. Concurrent with its research and development activities, the Company has devoted increased resources to market research, market development and other related activities.

In May of 1996 the Company re-directed its operations to capitalize on the consumer marketplace and the rapid growth of the Internet. To this end the Company entered into negotiations and reached an agreement in principle with Wave Interactive Network ("WIN") whereby the Company will subsequently acquire all of the outstanding common stock of WIN not currently owned by the Company. The details of the agreement are currently being finalized. The Company has financed the activities of WIN since May of 1996 by extending short-term loans to WIN. These notes have been fully reserved.

In May of 1996 the Company raised $3,500,000 through the private placement of 350 shares of Series B Preferred Stock. Series B Preferred Stock accrues dividends at a rate of 6% per annum and is convertible into the Company's Class A common stock based on the market price of the Company's Class A common stock at the time of conversion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995
Research and development expenses for the three months ended June 30, 1996 were $810,994, as compared to $654,059 for the comparable period of 1995. The increase in research and development expenses was primarily attributable to an increase in personnel and other related costs associated with the continued design and development of the Company's ASIC, including, but not limited to, non-recurring engineering costs and prototype purchases; transaction processing system (WaveNet); real time news services; and related enabling technologies. Current research and development activities are focused on the final development of an Internet-based commerce/publishing solution, integration of the Company's technology with emerging cable modem technologies and other broadband technologies, as well as additional ASIC development for future products and adaptation of the Company's products to additional software operating environments and computer platforms.

Selling, general and administrative expenses for the three months ended June 30, 1996 were $1,646,654, as compared to $1,017,569 for the comparable period of 1995. The increase in selling, general and administrative expenses was primarily attributable to the pending acquisition of WIN and the associated financing of WIN's activities.

Interest income for the three months ended June 30, 1996 was $49,906, as compared to $145,878 for the comparable period of 1995. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets.

Due to the reasons set forth above, the Company's net loss for the three months ended June 30, 1996 was $2,407,879 as compared to $1,525,750 for the comparable period of 1995.


SIX MONTHS ENDED JUNE 30, 1996 AND 1995
Research and development expenses for the six months ended June 30, 1996 were $1,721,291, as compared to $1,300,871 for the comparable period of 1995. The increase in research and development expenses was primarily attributable to an increase in personnel and other related costs associated with the continued design and development of the Company's ASIC, including, but not limited to, non-recurring engineering costs and prototype purchases; transaction processing system (WaveNet); real time news services; and related enabling technologies. Current research and development activities are focused on the final development of an Internet based commerce/publishing solution, integration of the Company's technology with emerging cable modem technologies and other broadband technologies, as well as additional ASIC development for future products and adaptation of the Company's products to additional software operating environments and computer platforms.

Selling, general and administrative expenses for the six months ended June 30, 1996 were $2,632,104, as compared to $1,794,755 for the comparable period of 1995. The increase in selling, general and administrative expenses was primarily attributable to an increase in personnel and other related costs associated with the development and marketing of new applications of the Company's technology as well as the pending acquisition of WIN and the associated financing of WIN's activities.

Interest income for the six months ended June 30, 1996 was $115,689, as compared to $310,534 for the comparable period of 1995. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets.

Due to the reasons set forth above, the Company's net loss for the six months ended June 30, 1996 was $4,236,695 as compared to $2,785,092 for the comparable period of 1995.


LIQUIDITY AND CAPITAL RESOURCES
The Company has experienced net losses and negative cash flow from operations since its inception and, as of June 30, 1996, had a deficit accumulated during the development stage of $26,979,549. The Company has financed its operations through June 30, 1996 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, and the private placement of 350 shares of Series B Preferred Stock for an aggregate amount of $3,500,000 (before deduction of expenses incurred in connection therewith). In addition, the Company has attempted to contain costs and reduce cash flow requirements by using consultants and compensating key employees, consultants, suppliers and other vendors with Common Stock and options to purchase Common Stock.

At June 30, 1996, the Company had approximately $2,197,000 in cash and cash equivalents and approximately $2,951,000 in marketable securities. At December 31, 1995, the Company had approximately $2,512,000 in cash and cash equivalents and approximately $3,946,000 in marketable securities. The decrease in cash and cash equivalents reflects cash expenditures of approximately $4,234,000 to finance operations and acquire property and equipment. At June 30, 1996, the Company had working capital of approximately $4,816,000. The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1996 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out.

Significant uncertainty currently exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved. Additionally, despite the successful placement of the Company's Series B Preferred Stock in May of this quarter, the Company is uncertain as to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise doubt about the Company's ability to continue as a going concern.

In order to reduce these uncertainties, the Company continues to evaluate additional financing options and may therefore elect to raise capital, from time to time, through equity or debt financing in order to capitalize on business opportunities, market conditions and insure the continued development of the Company's technology, products and services. Additionally, the Company monitors its performance on a monthly basis and, if necessary, will reduce its operating expenditures accordingly. The Company believes that these activities provide a viable plan for the continuation of the Company's business into 1997.

The Company presently has no material commitments for capital expenditures. However, in order to bring the Wave System to market, the Company anticipates spending additional amounts on inventory items such as computer chips and boards, additional hardware, and related materials. Such spending will vary based on the Company's requirements.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on May 23, 1996, the Company's stockholders elected the following six persons to one-year terms. No director received less than 99% of the total votes cast (11,778,216 of 14,321,955 shares): Peter J. Sprague ("For" -- 11,699,115, "Withheld" --
79,101); John E. Bagalay, Jr., Ph.D. ("For" -- 11,722,916, "Withheld" --
55,300); Philippe Bertin ("For" -- 11,720,816, "Withheld" -- 57,400); George
Gilder ("For" -- 11,719,266, "Withheld" -- 58,950); John E. McConnaughy, Jr. ("For" -- 11,708,116, "Withheld" -- 70,100,); and Gene W. Ray, Ph.D. ("For" --
11,712,416, "Withheld" -- 65,850,).

         The stockholders also approved an amendment to the Company's 1994 Stock Option Plan to increase the number shares of Class A Common Stock reserved for issuance thereunder by 1,000,000 shares. Total votes "For" were 10,323,677; total votes "Against" were 173,703; total abstentions were 106,408; and broker non-votes were 1,174,428.

         Lastly, the stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the current fiscal year. Total votes "For" were 11,676,181; total votes "Against" were 25,060; and total abstentions were 73,525.


Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits filed:

                      None

         (b)      Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 1996. The following item was reported in the Form 8-K dated May 30, 1996:

                  Item 5. Other Events -- The Company reported that, on May 29, 1996, it completed the sale of $3.5 million of its 6% Series B Convertible Preferred Shares through a private placement pursuant to Regulation S under the Securities Act of 1933.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      WAVE SYSTEMS CORP.
                                      (Registrant)



Date:  August 15, 1996       By:         /s/ Peter Sprague
                                ------------------------------
                                         Name:   Peter Sprague
                                         Title:  Chairman, Chief Executive
                                                  Officer
                                         (Principal Financial Officer and Duly
                                         Authorized Officer of the Registrant)

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule