Form 10-Q
period 1996-09-30
WAVE SYSTEMS CORP
filed 1996-11-14
CIK 919013

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

Yes  X    No
   -----    ----

           The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996: 8,967,794 shares of Class A Common Stock and 6,100,571 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
                     Condensed Consolidated Balance Sheets

                                                                                                   September 30,      December 31,
                                        ASSETS                                                         1996               1995
                                                                                                 ---------------    ---------------
                                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                                      $   1,293,089      $   2,511,928
   Marketable securities, held-to-maturity                                                            1,987,680          3,946,200
   Inventories                                                                                          377,355             76,391
   Prepaid expenses and other receivables, including notes from
      affiliates, less allowance of $1,684,952 in 1996 and $668,000 in 1995                              20,452            134,771
                                                                                                 ---------------    ---------------

               Total current assets                                                                   3,678,576          6,669,290

Property, equipment, and leasehold improvements, less accumulated depreciation
   and amortization of $544,346 in 1996 and $350,185 in 1995                                            911,445            954,530
Other assets                                                                                            133,812            130,222
                                                                                                 ---------------    ---------------

                                                                                                  $   4,723,833      $   7,754,042
                                                                                                 ===============    ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                                          $     685,650      $   1,210,778
                                                                                                 ---------------    ---------------

               Total current liabilities                                                                685,650          1,210,778
                                                                                                 ---------------    ---------------

Preferred Stock:
   Series A Cumulative Redeemable Preferred Stock, $.01 par value; 360 shares
      issued and outstanding in 1996 and 1995; involuntary liquidation value $444,600                   421,883            390,534
   Series B Cumulative Convertible Preferred Stock, $.01 par value; 260 shares
      issued and outstanding in 1996; involuntary liquidation value $2,653,000                        2,475,964                -
                                                                                                 ---------------    ---------------

               Total Preferred Stock                                                                  2,897,847            390,534
                                                                                                 ---------------    ---------------

Stockholders' equity:
   Preferred stock, $.01 par value, Authorized 2,000,000 shares:
      360 shares issued and outstanding as Series A Cumulative Redeemable Preferred Stock                   -                  -
      260 shares issued and outstanding as Series B Cumulative Convertible Preferred Stock                  -                  -
   Common stock, $.01 par value, Authorized 25,000,000 shares as Class A;
      8,967,794 issued and outstanding at September 30, 1996; 6,615,618 at December 31, 1995             89,679             66,156
   Common stock, $.01 par value, authorized 13,000,000 shares as Class B;
      6,100,571 issued and outstanding at September 30, 1996; 7,583,138 at December 31, 1995             61,005             75,831
   Capital in excess of par value                                                                    30,074,022         28,980,987
   Deficit accumulated during the development stage                                                 (28,843,993)       (22,742,854)
   Less: Note receivable from stockholder, including accrued interest of $67,202
      in 1996 and $54,215 in 1995                                                                      (240,377)          (227,390)
                                                                                                 ---------------    ---------------

                                                                                                      1,140,336          6,152,730
                                                                                                 ---------------    ---------------

                                                                                                  $   4,723,833      $   7,754,042
                                                                                                 ===============    ===============

See accompanying notes to unaudited
condensed consolidated financial statements.

                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                                   Period From
                                                      Three Months                        Nine Months              February 12,
                                                         Ended                               Ended               1988 (Inception)
                                                      September 30,                       September 30,              Through
                                            --------------------------------   -------------------------------     September 30,
                                                  1996             1995              1996             1995             1996
                                            ---------------   --------------   --------------   --------------   ---------------
Revenues                                     $        -        $       -        $      1,458     $       -        $       1,458
                                            ---------------   --------------   --------------   --------------   ---------------
Operating expenses:
     Selling, general, and administrative        1,086,126        1,003,808        3,718,230        2,798,563        17,610,965
     Research and development                      832,409          856,006        2,553,700        2,156,877        11,844,364
                                            ---------------   --------------   --------------   --------------   ---------------
                                                 1,918,535        1,859,814        6,271,930        4,955,440        29,455,329
                                            ---------------   --------------   --------------   --------------   ---------------

Interest income                                     54,091          138,007          169,780          448,541           978,064
Interest expense                                      -                (298)            (447)            (298)         (380,906)
Other income                                          -              11,750             -              11,750            12,720
                                            ---------------   --------------   --------------   --------------   ---------------
                                                    54,091          149,459          169,333          459,993           609,878
                                            ---------------   --------------   --------------   --------------   ---------------

Net loss                                        (1,864,444)      (1,710,355)      (6,101,139)      (4,495,447)      (28,843,993)

Accrued dividends on  preferred stock              102,882           10,150          143,032           30,450           267,966
                                            ---------------   --------------   --------------   --------------   ---------------

Net loss to common  stockholders             $  (1,967,326)    $ (1,720,505)    $ (6,244,171)    $ (4,525,897)    $ (29,111,959)
                                            ===============   ==============   ==============   ==============   ===============


Weighted average number of common shares
   outstanding during the period                14,613,419       13,975,227       14,402,309       13,687,474         8,290,031

Loss per common share                        $       (0.13)    $      (0.12)    $      (0.43)    $      (0.33)    $       (3.51)
                                            ===============    ==============   ==============   ==============   ===============

See accompanying notes to unaudited
condensed consolidated financial statements.

                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                           Period From
                                                                               Nine Months                 February 12,
                                                                                  Ended                  1988 (Inception)
                                                                               September 30,                 Through
                                                                   ----------------------------------     September 30,
                                                                         1996                1995              1996
                                                                   --------------      --------------   ------------------
Cash flows from operating activities:
   Net loss                                                        $  (6,101,139)      $  (4,495,447)    $   (28,843,993)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization                                   194,161             132,727             578,006
         Reserve for short-term loans to affiliate                       763,601                 -               763,601
         Accrued interest on marketable securities                       (42,224)           (218,387)           (197,803)
         Noncash expenses:
            Common stock issued in connection with
               License and Cross-License Agreement                           -                   -             1,124,960
            Common stock issued for services rendered
               and additional interest on borrowings                     104,010              20,000           2,434,634
            Preferred stock issued for services rendered                     -                   -               265,600
            Compensation associated with issuance of
               stock options                                                 -                   -               399,740
            Amortization of deferred compensation                            -                   -               398,660
            Amortization of discount on notes payable                        -                   -               166,253
            Common stock issued by principal stockholder for
               services rendered                                             -                   -               565,250
         Changes in assets and liabilities:
            Increase in accrued interest on note receivable              (12,987)            (12,953)            (67,202)
            Increase in inventories                                     (300,964)                -              (377,355)
            (Increase) decrease in prepaid expenses and
               other receivables                                         114,319             (54,797)            (20,452)
            (Increase) in other assets                                    (3,590)           (169,321)           (143,756)
            (Decrease) increase in accounts payable and
               accrued expenses                                         (525,128)             76,294             740,650
                                                                   --------------      --------------   ------------------
Net cash used in operating activities                                 (5,809,941)         (4,721,884)        (22,213,207)
                                                                   --------------      --------------   ------------------

Cash flows from investing activities:
   Acquisition of property, equipment & leasehold improvements          (151,076)           (507,470)         (1,449,449)
   Short-term loans to affiliate                                        (763,601)                -              (763,601)
   Organizational costs                                                      -                   -               (14,966)
   Redemption of marketable securities                                 5,000,000          13,044,254          25,810,690
   Purchase of marketable securities                                  (2,999,257)        (12,703,602)        (27,600,568)
                                                                   --------------      --------------   ------------------
Net cash (used in) provided by investing activities                    1,086,066            (166,818)         (4,017,894)
                                                                   --------------      --------------   ------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                            291,010               1,600          22,440,085
   Net proceeds from issuance of Series B Preferred Stock              3,214,026                 -             3,214,026
   Sale of warrants                                                          -                   -                     4
   Note receivable from stockholder                                          -                   -              (173,175)
   Proceeds from notes payable and warrants to stockholders                  -                   -             2,083,972
   Repayments of notes payable to stockholders                               -                   -            (1,069,972)
   Proceeds from notes payable and warrants                                  -                   -             1,284,250
   Repayment of notes payable                                                -                   -              (255,000)
   Advances from stockholder                                                 -                   -               227,598
   Repayments of advances from stockholders                                  -                   -              (227,598)
   Decrease in deferred offering costs                                       -                   -                   -
                                                                   --------------      --------------   ------------------
Net cash provided by financing activities                              3,505,036               1,600          27,524,190
                                                                   --------------      --------------   ------------------

Net (decrease) increase in cash and cash equivalents                  (1,218,839)         (4,887,102)          1,293,089
Cash and cash equivalents at beginning of period                       2,511,928           5,159,440                 -
                                                                   --------------      --------------   ------------------
Cash and cash equivalents at end of period                         $   1,293,089       $     272,338     $     1,293,089
                                                                   ==============      ==============   ==================

No cash was paid for interest during the nine months ended September 30, 1996 or 1995.

See accompanying notes to unaudited
condensed consolidated financial statements.

                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
           Condensed Consolidated Statements of Stockholders' Equity
                      Nine Months Ended September 30, 1996
                                  (Unaudited)

                                                                                            Deficit         Note
                                                                             Capital      Accumulated     Receivable
                                   Class A                  Class B         in Excess     During the        from
                                Common Stock             Common Stock           of        Development       Stock-
                             Shares       Amount       Shares     Amount    Par Value       Stage           holder       Total
                          ------------  ----------  -----------  --------  ------------  -------------   ----------   -----------
Balance at
   December 31,
   1995                     6,615,618   $  66,156    7,583,138   $75,831   $28,980,987   $(22,742,854)   $(227,390)    $6,152,730

Exercise of options
   to purchase
   Class A stock              143,471       1,435          -         -         289,575          -              -          291,010

Shares issued for
   services                    42,077         421          -         -         103,589          -              -          104,010

Conversion of Class B
   preferred stock            684,061       6,841          -         -         842,903                                    849,744

Accrual of interest
   on note receivable             -           -            -         -             -            -          (12,987)       (12,987)

Accrued dividend on
   preferred stock                -           -            -         -        (143,032)         -              -         (143,032)

Exchange of Class B
   stock for Class A
   stock                    1,482,567      14,826   (1,482,567)  (14,826)          -            -              -              -

Net (loss) for nine
   months ended
   September 30, 1996             -           -            -         -             -       (6,101,139)         -       (6,101,139)
                          ------------  ----------  -----------  --------  ------------  -------------   ----------   -----------

Balance at September 30,
   1996                     8,967,794   $  89,679    6,100,571   $61,005   $30,074,022   $(28,843,993)   $(240,377)    $1,140,336
                          ============  ==========  ===========  ========  ============  =============   ==========   ===========

See accompanying notes to unaudited
condensed consolidated financial statements.

                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
              Notes To Condensed Consolidated Financial Statements

                          September 30, 1996 and 1995

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations and cash flows for the three and nine months ended September 30, 1996 and 1995, and for the period from February 12, 1988 (inception) through September 30, 1996. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1995, included in its Form 10-K filed in April 1996. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.


1.  (Loss) per Share:

(Loss) per share is computed based on the weighted average number of common shares outstanding. The inclusion of common stock equivalents (warrants, options, and convertible preferred stock) in this computation would be antidilutive.


2.  Stock Options and Grants:

During the quarter ended September 30, 1996, the Company granted various employees options to purchase a total of 74,000 shares of Class A Common Stock at $1.97 per share. These options were granted at the market price on the date next preceding the date of grant.


3.  Related Party Transaction:

In May of 1996 the Company re-directed its operations to capitalize on the consumer marketplace and the rapid growth of the Internet. To this end the Company entered into negotiations and reached an agreement in principle with Wave Interactive Network ("WIN") whereby the Company will acquire all of the outstanding common stock of WIN not currently owned by the Company in exchange for 375,000 shares of the Company's Class B common stock. Additionally, based on the attainment of certain milestones, the shareholders of WIN are entitled to receive up to an additional 325,000 shares of the Company's Class B common stock.

As part of this agreement, the Company will acquire the net assets of WIN including approximately $450,000 in WIN convertible preferred stock. It is the Company's intent to exchange WIN's convertible preferred stock for a similar class of Wave stock.

The Company has financed the activities of WIN since May of 1996 by extending short-term loans to WIN. These notes have been fully reserved.


4.  Capital Stock:

In May of 1996 the Company raised $3,214,026, net of expenses, through the private placement of 350 shares of Series B Preferred Stock ("Series B Stock"). The Series B Stock has a stated value of $10,000 per share, which accrues dividends for liquidation and conversion purposes at 6% per annum, and ranks senior to the Company's common stock and junior to the Series A Preferred Stock. Series B Stock is convertible by the holder, in increments, into the Company's Class A common stock at the lower of $3.31 per share of common stock, or 85% of the market price of the Company's common stock on the date of conversion. The Series B Stock is subject to automatic conversion two years from the issue date. In the event of any conversion, whether automatic or voluntary, by a holder or holders, the Company is required to redeem the number of Series B Stock that, when converted into Class A common stock, would exceed 20% of the total number of shares of Class A common stock then outstanding. During the third quarter of 1996, 90 shares of the Company's Series B Stock were converted into 684,061 shares of the Company's Class A common stock.


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

During the third quarter the company reorganized its efforts to concentrate on the consumer marketplace. The sales and marketing functions of the Company were moved to San Jose, California, allowing the Company to be closer to the peripheral and computer manufacturers who are major potential customers. The Network News satellite operation in Reston, Virginia was consolidated into the WaveNet facility in Massachusetts and has been reworked to be compatible with the Company's Internet strategy. These changes have allowed the Company to focus all of its resources on a market that holds the greatest potential for Wave and fulfills the goal of distributing metering devices as a standard electronic commerce device in personal computers.

The launch of the WINPublish(TM) and WINPurchase(TM) products has provided the Company with its first revenue-generating platform. These Internet solutions enter a market that has many participants, however, the market reaction has been positive, and the Company expects that some pending endorsements and distribution agreements will raise the market awareness for this product. In addition, the Company is in negotiations with several hardware manufacturers, and expects to announce in the fourth quarter an agreement whereby the first WaveMeters would be shipped before the end of 1997.

The Company is now poised to deliver a new distribution channel to the marketplace for consumer multimedia products and services, with the ability to distribute a library of content to millions of homes and receive a recurring revenue stream from each of those homes. The reorganization in 1996 has set the stage for the Company to accomplish these goals.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
Research and development expenses for the three months ended September 30, 1996 were $832,409 as compared to $856,006 for the comparable period of 1995. Research and development expenses remained fundamentally unchanged. Current research and development activities are focused on continued development of the Company's "WINPublish / WINPurchase" suite of Internet-based commerce/publishing solutions, the integration of the Company's technology with emerging cable modem technologies and other broadband technologies, as well as additional ASIC development for future products and adaptation of the Company's products to additional software operating environments and computer platforms.

Selling, general and administrative expenses for the three months ended September 30, 1996 were $1,086,126, as compared to $1,003,808 for the comparable period of 1995. The minor increase in selling, general and administrative expenses was primarily attributable to increased costs related to the launch of the Company's suite of Internet-based commerce/publishing solutions off-set by overall cost containment activities.

Interest income for the three months ended September 30, 1996 was $54,091, as compared to $138,007 for the comparable period of 1995. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets.

Due to the reasons set forth above, the Company's net loss for the three months ended September 30, 1996 was $1,864,444 as compared to $1,710,355 for the comparable period of 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
Research and development expenses for the nine months ended September 30, 1996 were $2,553,700, as compared to $2,156,877 for the comparable period of 1995. The increase in research and development expenses was primarily attributable to an increase in personnel and other related costs associated with the continued design and development of the Company's ASIC, including, but not limited to, non-recurring engineering costs and prototype purchases; transaction processing system (WaveNet); and related enabling technologies. Current research and development activities are focused on the continued development of the Company's suite of Internet-based commerce/publishing, integration of the Company's technology with emerging cable modem technologies and other broadband technologies, as well as additional ASIC development for future products and adaptation of the Company's products to additional software operating environments and computer platforms.

Selling, general and administrative expenses for the nine months ended September 30, 1996 were $3,718,230, as compared to $2,798,563 for the comparable period of 1995. The increase in selling, general and administrative expenses was primarily attributable to an increase in personnel and other related costs associated with the development and marketing of new applications of the Company's technology as well as the pending acquisition of WIN and the associated financing of WIN's activities.

Interest income for the nine months ended September 30, 1996 was $169,780, as compared to $448,541 for the comparable period of 1995. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets.

Due to the reasons set forth above, the Company's net loss for the nine months ended September 30, 1996 was $6,101,139 as compared to $4,495,447 for the comparable period of 1995.


LIQUIDITY AND CAPITAL RESOURCES
The Company has experienced net losses and negative cash flow from operations since its inception and, as of September 30, 1996, had a deficit accumulated during the development stage of $28,843,993. The Company has financed its operations through September 30, 1996 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, and the private placement of 350 shares of Series B Preferred Stock for an aggregate amount of $3,500,000 (before deduction of expenses incurred in connection therewith). In addition, the Company contained costs and reduced cash flow requirements by using consultants and compensating key employees, consultants, suppliers and other vendors with Common Stock and options to purchase Common Stock.

At September 30, 1996, the Company had approximately $1,293,000 in cash and cash equivalents and approximately $1,988,000 in marketable securities. At December 31, 1995, the Company had approximately $2,512,000 in cash and cash equivalents and approximately $3,946,000 in marketable securities. The decrease in cash and cash equivalents reflects cash expenditures of approximately $6,677,000 to finance operations and acquire property and equipment. At September 30, 1996, the Company had working capital of approximately $2,993,000. The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1996 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out.

Significant uncertainty currently exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved. Additionally, despite the successful placement of the Company's Series B Preferred Stock in May of the second quarter, the Company is uncertain as to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise doubt about the Company's ability to continue as a going concern.

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


                                          WAVE SYSTEMS CORP.
                                          (Registrant)



Date: November 14, 1996            By:    /s/ Peter Sprague
                                      -------------------------------
                                          Name:   Peter Sprague
                                          Title:  Chairman, Chief Executive
                                                    Officer
                                          (Principal Financial Officer and Duly
                                          Authorized Officer of the Registrant)