Form 10-K
period 1996-12-31
WAVE SYSTEMS CORP
filed 1997-03-24
CIK 919013

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ---------------------------------
                                   FORM 10-K
                       ---------------------------------
(X)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

(  )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ....... TO .......

                         COMMISSION FILE NUMBER 0-24752

                               WAVE SYSTEMS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             13-3477246
   (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

         480 PLEASANT STREET
          LEE, MASSACHUSETTS
   (ADDRESS OF PRINCIPAL EXECUTIVE                    01238
               OFFICES)                             (ZIP CODE)

                                  413-243-1600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO  __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of March 19, 1997 was $27,704,730. (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

     As of March 19, 1997, there were 12,143,441 shares of the registrant's Class A Common Stock and 5,725,469 shares of the registrant's Class B Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 22, 1997 (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K) are incorporated by reference into Part III of this Form 10-K.
================================================================================

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM THOSE ANTICIPATED AND DISCUSSED HEREIN. FURTHER, THE COMPANY OPERATES IN AN INDUSTRY SECTOR WHERE SECURITIES VALUES MAY BE VOLATILE AND MAY BE INFLUENCED BY REGULATORY AND OTHER FACTORS BEYOND THE COMPANY'S CONTROL. IMPORTANT FACTORS THAT THE COMPANY BELIEVES MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE CAUTIONARY STATEMENTS ACCOMPANYING THE FORWARD-LOOKING STATEMENTS AND IN THE RISK FACTORS DETAILED IN THE COMPANY'S OTHER FILINGS WITH THE COMMISSION DURING THE PAST 12 MONTHS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL RISK FACTORS AND CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-K AND IN THOSE OTHER FILINGS WITH THE COMMISSION.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Wave Systems Corp. ("Wave" or the "Company") is in transition from a company focused principally on research and development of new technology to a company focused on the commercialization of its technology through licensing and product sales. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development, and market testing of a system that meters the usage of electronic content (the "Wave System"). Electronic content refers to any data, graphic, software, video or audio sequence that can be digitally transmitted. Concurrent with its research and development activities, the Company has devoted increased resources to market research, market development and other related activities.

     The Company believes that the market for electronic content is unnecessarily burdened by inflexible pricing, insecure delivery systems, and limited information on content usage. For electronic content delivered by subscription, the customer is generally required to pay up front for access to all of the content, although actual usage may be for only a small portion of the content. Distribution systems currently in use that permit consumers to purchase electronic content on a pay-per-use basis are inefficient, not secure, and costly. In the case of "on-line" delivery systems, the customer's price for electronic content generally reflects the operating costs of the on-line distribution system and also includes on-line "connect time." Existing distribution systems provide limited data pertaining to usage patterns.

     The Company believes that the Wave System can fundamentally change how electronic content is consumed by providing more efficient and flexible pricing, greater protection against unauthorized usage, and secure, low-cost, and accurate data on the usage of the electronic content. The currently operational Wave System enables the merchandising of electronic content at the point of purchase, increasing the probability that consumers will sample and consume the electronic content that they want. The Wave System accurately and securely records information pertaining to the usage of the electronic content. This facilitates the payment of royalties to content owners and the customized distribution of content to customers. The Company is currently attempting to incorporate persistent encryption technology for executable electronic content into the Wave System. This would permit consumers to rent or rent-to-own executable electronic content through the Wave System. There can be no assurance that persistent software encryption technology will be successfully incorporated into the Wave System.

     The Wave System consists of many uniquely identified distributed processors (the "WaveMeter"). These devices decrypt content on demand from end users. The WaveMeter is a proprietary application-specific integrated circuit, mounted on a printed circuit board, or used as an add-in device in a stand-alone PC. The WaveMeter allows transactions to occur without the expense of a real-time network connection for every transaction. The WaveMeter securely stores electronic funds and information about the usage of electronic content (who, what, when, where, how much) to be securely transmitted to a central transaction processing center ("WaveNet"). WaveNet manages encryption and decryption keys, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and can provide user and usage data to electronic content owners. The Wave System is compatible with existing electronic content delivery systems such as CD-ROM and the Internet.

     The Company has made the Wave System compatible with the distribution of electronic content on the Internet. In 1996 the Company developed a production software version of the WaveMeter that offers a subset of the features of the hardware version of the WaveMeter and has been implemented as part of the Company's Internet commerce server (the "WaveMeter server"). The WaveMeter server supports a publishing service called WINPublish and a purchasing function called WINPurchase. Through WINPublish, an electronic content owner can sell encrypted content from its site on the Web to purchasers using the WINPurchase function.

     The Company's strategy is to achieve broad market acceptance of the Wave System as a standard platform for commerce in electronic content. To achieve this goal the Company pursues strategic relationships with hardware manufacturers and companies involved in electronic content commerce, and promotes the use of the Wave System by electronic content owners, particularly among developers and distributors of entertainment and educational software. The compatibility with the Web provides the foundation for the broad acceptance of the Wave System. The Company views the acceptance by developers, distributors and consumers of entertainment and educational software as an important factor in the development of a broad installed base of WaveMeters. The Company further believes that once there is a broad installed base of WaveMeters, electronic content owners from other market segments are likely to be attracted to the Wave System.

     The Company currently has no active subsidiaries. Wave Interactive Network, Inc. ("WIN") was incorporated as a separate subsidiary of the Company in June 1995 and spun out in November 1995, when shares in the subsidiary were transferred in exchange for an interest-bearing demand note of $668,000 (the "Note"). The amount of the Note was based on the level of funding provided in 1995 to WIN by the Company. In this transaction, the Company retained a 1% ownership in WIN and transferred the remaining ownership to certain individuals, including former employees (approximately 65% was transferred to Steven Sprague, President and CEO of WIN, and three other children of Mr. Peter J. Sprague, Chairman and CEO of the Company). Subject to certain limitations associated with WIN's ability to raise additional capital, the Note was convertible into an undiluted 20% of the common shares of WIN at the option of Wave. The Note was fully reserved as its collectibility was dependent upon WIN's ability to raise additional capital.

     On December 30, 1996 WIN was merged with and into the Company. Pursuant to the Plan and Agreement of Merger between Wave and WIN, dated as of October 18, 1996 (the "Merger Agreement"), the Company issued to the shareholders of WIN, other than the Company (the "WIN Shareholders"), a total of 375,000 unregistered shares of the Company's Class B Common Stock based upon a conversion ratio of
37.88 shares of the Company's Class B Common Stock for each share of common stock, par value $.01, of WIN held by the WIN Shareholders. Under the Merger Agreement, the Company also agreed to issue to the WIN Shareholders 325,000 shares of the Company's Class B Common Stock contingent upon the achievement of a specified operating milestone prior to December 30, 1999. On October 18, 1996, as part of the merger the Company assumed a debt obligation of WIN owed to a third party by issuing a fixed rate convertible note in the principal amount of $455,910.96 due on April 10, 1998.

     The Company was incorporated in Delaware under the name Indata Corp. on August 12, 1988. The Company changed its name to Cryptologics International, Inc. on December 4, 1989. The Company further changed its name to Wave Systems Corp. on January 22, 1993. The Company's principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and the telephone number of the Company is (413) 243-1600.

     The Company is a development stage company and has realized minimal operating revenues since its inception. At December 31, 1996, the Company had an accumulated deficit of approximately $31.4 million. There can be no assurance that the Company will be successful in achieving commercial acceptance of the Wave System.

THE WAVE SYSTEM

     The Wave System is designed to create new revenue streams for owners of electronic content by improving upon existing distribution systems for electronic content. Using existing distribution systems such as CD-ROM and the Internet, electronic content owners distribute their products to customers in segmented and encrypted ("Wave-enabled") form so it can be offered for sale through the Wave System. Customers are then able to purchase and decrypt the electronic content on an as-needed basis. The Company believes that the Wave System allows electronic content owners to deliver their products to a larger market because the efficient and secure metering technology facilitates greater flexibility in content distribution and pricing. The Company believes that greater flexibility in electronic distribution and pricing makes the Wave System particularly attractive to developers, distributors and consumers of entertainment and educational software.

     The Wave System consists of the WaveMeter, a subsystem that records and communicates the usage of electronic content, and WaveNet, a central transaction processing network. The WaveMeter controls and monitors the customer's access to encrypted electronic information and software. Because the Wave System uses asynchronous communication, it is well suited to low-cost processing of micro, rental and rent-to-own transactions. The Company is currently attempting to incorporate the rental and rent-to-own functionality into the Wave System. Transactions are executed locally against a source of funds stored in the WaveMeter. The WaveMeter retains pricing and tax information, downloaded from WaveNet, for use in the execution of these transactions. Transactions are securely stored in the usage log of the WaveMeter for eventual reporting to WaveNet. The WaveMeters and WaveNet communicate using Wave's proprietary secure communications protocol.

     WaveNet is composed of the WaveNet Transaction Processing System ("TXP") and the WaveNet Information Clearing House ("ICH"). TXP acts as the principal interface with the WaveMeter and accumulates data pertaining to the consumer's usage. ICH provides interfaces to the Wave System for partners, such as third-party distributors of WaveMeters and electronic content owners. It contains the WaveNet security server, which manages all the encryption and decryption keys. ICH also does all the back-end processing of usage information from the WaveMeter, calculating royalties, producing billing services, and ensuring that all content owners are properly compensated. WaveNet is presently in operation.

     The WaveMeter is installed into the customer's stand-alone PC. It is based on a semiconductor device that uses proprietary integrated circuit technology to store decryption keys, credit information, and usage data. Presently, the WaveMeter is packaged on a half-size ISA board with a battery and a clock and can be installed in the ISA slot of a PC. In 1996 the Company also developed a production software version of the WaveMeter which has been implemented as a component of the WaveMeter server. The WaveMeter server is currently used to facilitate WINPublish and WINPurchase transactions on the Web. The use of the software version of the WaveMeter is compatible with the use of the hardware version of the WaveMeter.

     The Company believes that the hardware version of the WaveMeter is the most secure form of metering technology available today. Tampering with the WaveMeter is easily detected by both the WaveMeter and WaveNet. The keys are loaded at the time of manufacture and are unique and specific to each WaveMeter. Every piece of electronic content is protected using a unique key. The value of breaking an individual WaveMeter to ascertain the keys is low since the keys have no system-wide use.

     Wave supplies the tools that developers need to build and successfully supply applications to end users. Electronic content must be Wave-enabled to be available to end users on the Wave System. A data preparation tool kit structures data packages, which are individual elements of electronic content that are uniquely identified, encrypted, priced and formatted to use within the Wave System. Once Wave-enabled, each data package can be delivered to the end user in many electronic forms. Currently, the two primary mechanisms of delivery of electronic content to the end user are the Internet and CD-ROM. The Wave System, however, will work with point-to-multi-point data broadcasting via satellite or FM sideband, magnetic media, cable modem, DVD and broadband.

MARKETS AND BUSINESS STRATEGY

     The Company's long-term strategy is to achieve broad market acceptance of the Wave System as a platform for commerce in electronic content. To achieve this goal the Company pursues strategic relationships with hardware manufacturers and companies involved in the development of commerce in electronic content. In addition, the Company believes that, since the Wave System permits greater flexibility in pricing and distribution of electronic content, it is particularly well-suited for merchandising entertainment and educational software. Therefore the Company is vigorously targeting this market segment as a means of rapidly achieving the broad installed base of WaveMeters and acceptance of the Wave System. The Company believes that once there is a broad installed base of WaveMeters, electronic content owners from other market segments are likely to be attracted to the Wave System.

     The Company has focused on forming agreements with strategic partners that will help the Company promote the broad-based acceptance of the Wave System as a platform for commerce in electronic content. One such relationship was announced in November 1996 when Wave and Creative Technologies, Ltd. ("Creative") executed a memorandum of understanding to incorporate the WaveMeter into some of Creative's existing and future product lines.

     Wave has also focused on pursuing strategic relationships with companies seeking to distribute electronic content via the Internet. The compatibility of the Wave System with the Web has provided the Company with a product that has already attracted the attention of leaders in the development of electronic commerce solutions and particularly commerce in electronic content. Wave has executed a letter of intent with EarthLink Network, Inc. to jointly promote the Wave System. Wave has also entered into a letter of intent with IBM to work on the interoperability between the WaveMeter and Cryptolope(R), a document security system technology built by IBM infoMarket(R) Service. Wave will continue to focus on developing other strategic relationships to achieve the broad acceptance of the Wave System as a platform for electronic commerce.

     As part of Wave's goal to achieve broad acceptance of the Wave System as a platform for commerce in electronic content, the Company has made the Wave System available to users of the Web through the WaveMeter server. The WaveMeter server currently supports both WINPublish, a publishing service, and WINPurchase, the purchasing component. WINPublish provides an easy-to-use system so that anyone can publish electronic content on a Web site and offer it for sale. Since its inception, WINPublish has registered over 400 publishers. WINPurchase permits consumers to purchase electronic content that has been published through WINPublish. WINPublish and WINPurchase transactions may be executed using the WaveMeter server without the need to install a WaveMeter at the consumer's site. WINPublish and WINPurchase, however, are fully compatible with the use of the hardware version of the WaveMeter. The operation of the WaveMeter server demonstrates the viability of the Wave System and therefore enhances the ability of Wave to market the Wave System to the leading electronic content distributors on the Web by offering them a standard platform for commerce in electronic content that is designed to be compatible with the Internet, CD-ROM and developing distribution media such as broadband.

     Wave has focused on promoting the acceptance of the Wave System by electronic content owners. The initial target market is entertainment and educational software developers and distributors. Wave believes that if it is able to incorporate the rental or rent-to-own functionality into the Wave System, that the Wave System will provide the home consumer with a new way of acquiring interactive content and can offer electronic content developers and distributors benefits similar to those provided by video rental in the film industry. The Company has invested heavily in developing relationships with major entertainment and educational software providers and approximately 20 of such companies have executed content provider agreements and have expressed their intention to distribute titles using the Wave System. No assurance can be given that any or all of these companies will be successful in developing or marketing products that apply the Wave System technology or that are Wave-enabled.

COMPETITION

     The Company operates in a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of the Company's competitors and potential competitors have substantially greater financial and technical resources than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share or product acceptance to the Company's detriment. The Wave System competes with conventional information delivery systems, such as on-line services, subscription services on CD-ROM, and services on the Internet. However, the Company believes that its metering capability is competitive with other electronic content delivery systems in a number of applications due to its superior protection against unauthorized usage, accurate and detailed information on content usage, and transparent operation. Further, provided that the Company is successful in incorporating the rental and rent-to-own functionality into the Wave System, the Company believes that it will be competitive with existing distribution systems, including traditional retail outlets for entertainment and educational software, due to its ability to offer these innovative merchandising mechanisms.

     The Company is aware of other metering systems which compete directly with Wave, and other current and evolving technologies that provide some of the functionality of the Wave System. There are other companies that have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products in the field of electronic content distribution. Some of those technologies may have an entirely different approach or means of accomplishing the desired effects of the products being developed by the Company. There can be no assurance that either existing or new competitors will not develop products that are superior to or that otherwise achieve greater market acceptance than the Company's products.

     The Wave System is subject to competition from producers of hardware-based controllers such as dongles and software unlocking systems. The Company will compete with well-established producers of dongle-based software unlocking systems such as Rainbow Technologies, Inc. The Company also competes with developers of software unlocking systems such as Portland Software. The Company believes that the Wave System is superior to existing hardware-based and software unlocking systems in several ways. These systems control the use of electronic content but are very limited in their ability to measure and record usage information. The Company believes that the Wave System offers superior protection from unauthorized usage, low operating costs (because it does not require constant communication with and authorization from a centralized processor), and fast operation that is convenient and essentially transparent to the end user. Both hardware controllers and software unlocking systems offer only part of the functionality of the Wave System. Distinct from the existing software unlocking systems, WaveNet provides centralized back-office support to owners of electronic content.

     Many large information industry players are forming alliances and attempting to capitalize on the information delivery options offered by the Internet. In electronic content delivery via the Internet, the Wave System competes with electronic commerce payment technologies developed and offered by IBM infoMarket(R) Service, Broadvision Inc., Connect, Inc., CyberCash, Inc., DigiCash and Open Market, Inc. However, the Company believes that many of the electronic commerce payment technologies may be used as acceptable currency through the Wave System and may be complementary to, rather than competitive with, the Wave System. The Company is also aware of other companies, such as TestDrive Corporation, Release Software Corporation and IBM Cryptolope(R), that provide electronic content encryption functionality for transmission of electronic content over the Internet. The Company believes that the Wave System is superior to currently available electronic content encryption technologies due to the high level of security and usage reporting capabilities of the WaveMeter.

     The Company believes that the interoperability of the Wave System with currently available and developing distribution media makes the Wave System attractive to both distributors and consumers of electronic content. A consumer with an installed WaveMeter will be able to purchase Wave-enabled content from sources on CD-ROM and/or the Internet, as well as from sources distributing electronic content on other developing media such as broadband. In addition, with the incorporation of the rental and rent-to-own functionality, the Wave System will offer greater merchandising flexibility than is possible using currently available electronic commerce solutions. There can be no assurance that the Wave System will achieve the broad-based acceptance necessary to make the system a viable competitor with currently existing and developing electronic commerce solutions.

INTERNATIONAL MARKET

     The Company's technologies are controlled under various United States export control laws and regulations and will require export licenses for certain exports outside of the United States and Canada. The Company has received export licenses from the U.S. Department of Commerce for the sale and export of the Company's decrypt-only products. The Company is currently preparing to file for additional licenses under the provisions of the 1996 Executive Order allowing export of encryption systems providing key escrow capability. There can be no assurance that such export license will be obtained. There can be no assurance that the Company will have patent protection or that it will not infringe patents of third parties in foreign jurisdictions. Because electronic monitoring and the transmission of audited usage and financial information on end users or payment instructions may be subject to varying statutory or regulatory controls in foreign jurisdictions, there can be no assurance that the use of all portions of the Wave System will be permitted in any particular foreign jurisdiction.

PROPRIETARY RIGHTS AND LICENSES AND INTELLECTUAL PROPERTY

     The Company's success depends, in part, on its ability to enjoy or obtain protection for its products and technologies under United States and foreign patent laws, copyright laws and other intellectual property laws, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. There can be no assurance that any issued patent owned or licensed by the Company affords adequate protection to the Company or will not be challenged, invalidated, infringed or circumvented. Furthermore, there can be no assurance that the Company's activities will not infringe patents owned by others.

     In addition, the Company may be required to obtain licenses to patents or other proprietary rights of third parties. No assurance can be given that any licenses required under any such patents or proprietary rights would be made available on terms acceptable to the Company, if at all. If the Company is required to and does not obtain such licenses it would be prevented from, or encounter delays in the development and marketing of, its products and technologies while it attempted to design around such patents or other rights and there can be no assurance that such attempts would be successful. Failure to obtain such licenses or to design around such patents or other rights would have a material adverse effect on the Company.

     The Company holds non-exclusive patent rights relating to the metered use of encrypted data in local memory under a limited license (the "License Agreement") from Titan Corporation ("Titan") to a patent (the "Licensed Patent") jointly held by Titan and a third party. This License Agreement restricts Wave from metering information produced and used solely by a government entity or producing products that meter this information. In addition, the License Agreement is subject to the rights of the joint owner of the Licensed Patent, who has the right to exploit, or to license to third parties, the Licensed Patent, including in a manner competitive with the Company. There can be no assurance that the joint owner of the Licensed Patent will not compete with the Company or license the Licensed Patent to a competitor of the Company, or that the Company's business will not exceed the scope of the License Agreement. Pursuant to the License Agreement, the Company is obligated to pay certain royalties to Titan. Pursuant to the License Agreement, the Company has granted to Titan the exclusive right to use the Company's patents for products distributed to government entities. On February 28, 1997 the Company and Titan executed an addendum to the License Agreement whereby the Company received a sole license to the Licensed Patent to develop and distribute products to the in-home consumer microcomputer market segment. Under this addendum to the License Agreement, Titan waived any and all defaults by Wave under the License Agreement occurring prior to February 28, 1997.

     The Company is aware of four United States patents (the "Third Party Patents") each having some claims that are similar to some of the claims in the Licensed Patent. Based upon information currently known to the Company, some of the claims of both the Licensed Patent and the Third Party Patents cover certain material aspects of the Company's technology. Therefore, the commercialization of the Company's technology would be subject to the rights of the holder of the Third Party Patents unless the Company is able to invalidate or license such claims. Also, the holder of the Third Party Patents or a licensee of the Third Party Patents could seek to invalidate such claims of the Licensed Patent and therefore be able to commercialize a technology similar to the Company's technology. In either case, in order to invalidate the other party's patent rights, the party claiming invalidity might need to prove that it invented the claimed subject matter prior to the other party. There can be no assurance that the Company would be successful in invalidating such claims of the Third Party Patents or that the holder of the Third Party Patents or a licensee of the Third Party Patents would not be successful in invalidating such claims of the Licensed Patent. There also can be no assurance that the Third Party Patents could be proven to be invalid on any other basis. Any proceeding involving the validity of the Licensed Patent and the Third Party Patents would be protracted and costly. In any suit contesting the validity of a patent, the patent being contested would be entitled to a presumption of validity and the contesting party would be required to demonstrate invalidity of such patent by clear and convincing evidence.

     If the Third Party Patents are not invalid insofar as their claims relate to the Company's technology, then the Company would require a license from the holder of the Third Party Patents to commercialize its technology and make, use, or sell products or practice methods, or license others to sell products or use methods, utilizing the technology in the United States. Due to the uncertainty as to whether the Third Party Patents could be proved to be invalid, the Company has engaged in preliminary negotiations with the holder of the Third Party Patents to obtain a license under the Third Party Patents. The negotiations have so far not produced any agreement and there can be no assurance that a license will be obtainable on acceptable terms, if at all. The inability to obtain a license, if needed, on commercially reasonable terms would have a material adverse effect on the Company's business and its future operations.

     The Company has acquired patent rights to the metered use of encrypted serial data streams under a United States patent and a corresponding patent application in the European Patent Office (together, the "Wave Patents"), which are material to protecting certain of the Company's technology. The Company's rights to the Wave Patent derive from a license, amended and restated in February 1994, from Mr. Peter J. Sprague, Chairman and Chief Executive Officer of the Company, of his rights in the Wave Patents (the "Amended License Agreement"), and several agreements with former officers of the Company regarding their rights in the Wave Patents. The Amended License Agreement provides for royalty payments to be made to Mr. Peter J. Sprague and Mr. John R. Michener, a former officer of the Company, in the aggregate amount of two percent of gross revenues less certain adjustments as defined in the Amended License Agreement. The royalty payment is to be apportioned 75 percent to Mr. Peter J. Sprague and 25 percent to Mr. John R. Michener. Payment of royalties is secured by a security interest in and to the Wave Patents. The Company believes that the agreements as a whole provide it with exclusive rights under the Wave Patents. There can be no assurance that the Company will enjoy exclusive rights to the Wave Patents under such agreements.

     On January 26, 1996, the Company received notice from E-Data Corporation (formerly Interactive Gift Express, Inc.), claiming that the Company's practice of its technology infringes U.S. and foreign patents owned by E-Data Corporation, and offering to license such patents to the Company. The Company is currently obtaining information needed to investigate the merits of this claim. The Company believes that there is a viable argument for non-infringement. The patents owned by E-Data Corporation are currently being litigated by third parties. The Company is not involved in these proceedings.

     The Company relies on trade secrets and proprietary know-how, which it protects, in part, by confidentiality agreements with its employees and contract partners. However, there can be no assurance that the Company's confidentiality agreements will not be breached or that the Company would have adequate remedies for any breach. There can be no assurance that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

     The Company also relies on copyright to prevent the unauthorized duplication of its software and hardware products. The Company has and will continue to protect its software and its copyright interest therein through agreements with its consultants. The Company also plans to seek protection for its semiconductor integrated circuit designs under mask work laws. Existing copyright and mask work laws afford only limited protection, particularly in certain jurisdictions outside the United States where the Company may seek to market its products and services. There can be no assurance that the copyright laws or mask work laws will adequately protect the Company's technology.

     The Company has registered trademark and service mark registrations with the United States Patent and Trademark Office for the marks WaveMeter(R) and WaveNet(R) and intends to apply for additional name and logo marks in the United States and foreign jurisdictions as appropriate. No assurance can be given that federal registration of any of these trademarks in the United States will be granted. The Company has abandoned its prior applications for DataWave, InfoWave, WaveTrac, and CreditChip.

RESEARCH AND DEVELOPMENT

     The Wave System incorporates semiconductor, encryption/decryption, software transaction processing and other technologies in which the Company has made a substantial investment in research and development. The Company expects that it will be required to continue to make substantial investments in the design of the WaveMeter, WaveNet and software interfaces. For the years ended December 31, 1996, 1995 and 1994, the Company expended $3,309,022, $3,324,735 and $1,761,366, respectively, on research and development activities (which amounts include the value of stock issued). From its inception in February 1988 through December 1996, the Company expended $12,599,686.

     The success of the Wave System depends to a large extent on the Company's ability to adapt the Wave System for use with various methods for the distribution of electronic content, the ability of the Wave technology to interface with various platform environments, and the ability of the Wave System to work in many application environments. The Company believes that a significant portion of its future research and development expenditures will be used to adapt the Wave System accordingly.

     The Company will also continue to expend a significant amount of resources on the development of new iterations of the WaveMeter. The Company believes that by providing various means of linking the WaveMeter to the customer's computer or network, the Company will be more likely to achieve broad acceptance of the Wave System. The Company is currently developing other forms of the WaveMeter to target other market needs.

     Wave is now focusing increased resources on developing the operational infrastructure of the Company. Greater emphasis is placed on developing internal production and fulfillment systems and marketing infrastructure to distribute WaveMeters. The Company will also increase the resources available to WaveNet to adapt to changing market requirements. The Company plans to expand WaveNet to handle more end users, to develop interfaces for new kinds of partners, to implement more sophisticated pricing methodologies and to add greater financial system flexibility.

EMPLOYEES

     As of December 31, 1996, the Company employed 49 full-time employees, 24 of whom are involved in marketing and administration and 25 of whom are involved in research and development. The Company believes its employee relations are satisfactory.

ITEM 2.  PROPERTIES

     The Company leases a 9,433 square foot facility for its executive offices and to house the WaveNet installation, administration, and customer support operations in Lee, Massachusetts at a monthly rent of $3,025 with a monthly charge of $1,767 for common costs. The Lee, Massachusetts lease will expire during July 1998. The Company leases offices in New York, New York, at a monthly rent of $16,666.67. The lease is scheduled to expire in February 1998. The Company leases a 6,400 square foot facility in Princeton, New Jersey at a monthly base rent of $3,733 with a monthly payment for taxes, insurance and maintenance reimbursements and improvements which currently totals approximately $1,653 per month. This lease is scheduled to expire during January 2001. The Company's principal research and development activities are conducted at the Princeton facility. The Company leases a 2,730 square foot facility in San Jose, California for $5,050 per month. The San Jose, California lease will expire during January 1999.

ITEM 3.  LEGAL PROCEEDINGS

     On November 25, 1994, the Company commenced an action in the Supreme Court of the State of New York, New York County, captioned Wave Systems Corp. v. Infosafe Systems, Inc., Thomas H. Lipscomb and RAS Securities Corp. In this action, the Company alleges that defendants have used technology and business plans obtained from the Company by defendants Lipscomb or RAS in violation of confidentiality agreements, and seeks injunctive relief and damages. The Supreme Court denied defendants' motion to dismiss the complaint. The defendants have answered and counterclaimed for $20 million in compensatory damages alleging that, among other things, the Company has conducted a predatory campaign of tortious interference against the Infosafe Systems, Inc.'s business and financial relationships, trademarks and employees. In September 1996, the Company moved for permission to discontinue with prejudice and without costs and to dismiss several of Infosafe Systems, Inc.'s counterclaims. That motion is currently under consideration by the Supreme Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of the stockholders, and are subject to removal at any time by the Board of Directors.

                                         BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
             NAME                AGE        DURING THE PAST 5 YEARS; POSITIONS HELD WITH COMPANY
------------------------------   ---    ------------------------------------------------------------
Assured incremental yield.....   --     --
Peter J. Sprague..............    57    Chairman of the Company since 1988, Chief Executive Officer of the Company since 1991; Chairman of National
                                        Semiconductor Corporation from 1965 to 1995.

Steven Sprague................    32    President and Chief Operating Officer of the Company since
                                        May 1996; President of Wave Interactive Network from June
                                        1995 to December 30, 1996; Vice President of Operations of
                                        the Company from April 1994 to June 1995; employee of the
                                        Company in the areas of operations and strategic planning
                                        from November 1992 to April 1994; consultant to the Company from March 1992 to November 1992; President of Tech Support,
                                        Incorporated (hardware technical support information on CD-
                                        ROM) from June 1992 to November 1992; sole proprietor of SKS
                                        Environmental Sales (manufacturers' representative for water treatment companies) from June 1991 to November 1992.

James R. Franklin.............    53    Vice President of Product Development of the Company since
                                        February 1996; Vice President of Program Management and
                                        Software Development of Kaye Instruments, Inc. from 1985 to
                                        1995

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company made its initial public offering on August 31, 1994 at a price to the public of $5.00 per share. The Company's Class A Common Stock trades on the Nasdaq National Market tier of the The Nasdaq Stock Market under the symbol:
WAVX. The following table sets forth, for the periods indicated, the high and low closing sales prices per share for the Company's Class A Common Stock as reported by The Nasdaq Stock Market. There is no established trading market for the Company's Class B Common Stock.

                                                                               HIGH       LOW
                                                                               -----     -----
Year Ended December 31, 1996
  First Quarter (January 1, 1996-March 31, 1996).............................  $4.44     $2.63
  Second Quarter (April 1, 1996-June 30, 1996)...............................   3.81      1.88
  Third Quarter (July 1, 1996-September 30, 1996)............................   2.56      1.19
  Fourth Quarter (October 1, 1996-December 31, 1996).........................   3.53      1.00

Year Ended December 31, 1995
  First Quarter (January 1, 1995-March 31, 1995).............................  $3.50     $1.13
  Second Quarter (April 1, 1995-June 30, 1995)...............................   4.25      0.88
  Third Quarter (July 1, 1995-September 30, 1995)............................   7.69      3.03
  Fourth Quarter (October 1, 1995-December 31, 1995).........................   4.69      1.69

     As of March 19, 1997, there were approximately 4,000 holders of the Company's Class A Common Stock. As of such date, there were 105 holders of the Company's Class B Common Stock.

     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On December 27, 1996 the Company issued 150,000 shares of newly created Series C Convertible Preferred Stock, par value $.01 (the "Series C Preferred Stock"), at a price of $20 per share, for an aggregate price of $3,000,000. The Series C Preferred Stock was sold to one accredited investor pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"). The Series C Preferred Stock is convertible into the Class A Common Stock at an effective conversion price of the lower of (i) $2.31, or (ii) 80%, which is subject to adjustment, of the average closing bid price on the Nasdaq National Market System of the Company's Class A Common Stock for the five (5) trading days immediately preceding the date that the holders of the Series C Preferred Stock choose to convert the Series C Preferred Stock into the Class A Common Stock. In addition to the Series C Preferred Stock, the Company also issued warrants to purchase a total of 75,000 shares of Class A Common Stock at an exercise price of $2.54 per share as part of the aforementioned transaction.

     On May 29, 1996 the Company issued 350 shares of newly created Series B Preferred Stock, par value $.01 (the "Series B Preferred Stock"), at a price of $10,000 per share, for an aggregate price of $3,500,000. The Series B Preferred Stock was sold to five off-shore investors pursuant to Regulation S promulgated under the Act. The Series B Preferred Stock was convertible into the Class A Common Stock at an effective conversion price of the lower of (i) $3.01, or (ii) 85% of the average closing bid price on the Nasdaq National Market System of the Company's Class A Common Stock for the five (5) trading days immediately preceding the date that the holders of the Series B Preferred Stock chose to convert the Series B Preferred Stock into the Class A Common Stock. As of March 17, 1997, all of the shares of Series B Preferred Stock have been converted into Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                          STATEMENT OF OPERATIONS DATA

                                                                                                          PERIOD FROM
                                                                                                          FEBRUARY 12,
                                                                                                              1988
                                                                                                          (INCEPTION)
                                                        YEAR ENDED DECEMBER 31,                             THROUGH
                                   ------------------------------------------------------------------     DECEMBER 31,
                                      1996          1995          1994          1993          1992            1996
                                   ----------    ----------    ----------    ----------    ----------    --------------
Revenues.........................  $    1,458    $       --    $       --    $       --    $       --     $      1,458
                                   ----------    ----------    ----------    ----------    ----------      -----------
Operating expenses:
Selling, general and
  administrative.................   5,560,620     4,080,185     2,432,283     2,251,094     2,367,764       19,453,355
Research and development.........   3,309,022     3,324,735     1,761,366     1,655,386     1,819,233       12,599,686
                                   ----------    ----------    ----------    ----------    ----------      -----------
                                    8,869,642     7,404,920     4,193,649     3,906,480     4,186,997       32,053,041
                                   ----------    ----------    ----------    ----------    ----------      -----------
Net interest and other income
  (expense)......................     184,369       572,054       (77,852)      (52,854)        4,359          624,914
                                   ----------    ----------    ----------    ----------    ----------      -----------
    Net loss.....................  (8,683,815)   (6,832,866)   (4,271,501)   (3,959,334)   (4,182,638)     (31,426,669)
Accrued dividends on preferred
  stock (including accretion of
  assured incremental yield on
  Series B and C preferred stock
  of 671,565 in 1996)............     870,579        40,600        39,484        38,467         6,383          995,513
                                   ----------    ----------    ----------    ----------    ----------      -----------
Net loss to common
  stockholders...................  $(9,554,394)  $(6,873,466)  $(4,310,985)  $(3,997,801)  $(4,189,021)   $(32,422,182)
                                   ==========    ==========    ==========    ==========    ==========      ===========
Weighted average number of common
  shares outstanding during the
  period.........................  14,956,584    13,794,373    10,503,621     8,659,841     6,868,972        8,525,838
Loss per common share............  $     (.64)   $     (.50)   $     (.41)   $     (.46)   $    (0.61)    $      (3.80)
                                   ==========    ==========    ==========    ==========    ==========      ===========

                               BALANCE SHEET DATA

                                                         YEAR ENDED DECEMBER 31
                                   ------------------------------------------------------------------
                                      1996          1995          1994          1993          1992
                                   -----------   -----------   -----------   -----------   ----------
Working capital (deficiency).....    3,197,519     5,458,512    12,463,502    (1,453,950)  $  313,968
Total assets.....................    6,237,219     7,754,042    13,766,864       918,303      813,048
Current liabilities..............      937,163     1,210,778       867,145     1,996,250      358,491
Long-term liabilities............      465,500            --            --            --           --
Series A Cumulative Redeemable
  Preferred Stock................      432,334       390,534       349,934       310,450      271,983
Series B Preferred Stock.........      195,520            --            --            --           --
Series C Convertible Preferred
  Stock..........................    2,647,742            --            --            --           --
Deficit accumulated during the
  development stage..............  (31,426,669)  (22,742,854)  (15,909,988)  (11,638,487)  (7,679,153)
Total stockholders' equity
  (deficiency)...................    1,558,960     6,152,730    12,549,785    (1,388,397)     182,574

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Wave is in transition from a firm focused principally on research and development of new technology, to a firm focused on the commercialization of its technology through licensing fees, royalties, and product sales. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development, and market testing of the Wave System. During this period, the Company designed and successfully developed its proprietary integrated circuit technology,

WaveMeter, WaveNet and other necessary components of the Wave System. During 1996 the Company also devoted substantial efforts and resources to designing and developing the technology required to make the

                                     -13.1-

Wave System compatible with the distribution of electronic content on the Web. Concurrent with its research and development activities, the Company has devoted increased resources to market development and other related activities. From inception through December 31, 1996, the Company has realized only minimal operating revenues, and does not anticipate significant revenues in the near future. There are numerous risks that could adversely affect the Company's efforts to achieve profitability.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

     For the year ended December 31, 1996 the Company had only minimal operating revenues. For the year ended December 31, 1995, the Company had no operating revenues.

     Selling, general and administrative expenses for the year ended December 31, 1996 were $5,560,620, as compared with $4,080,185 for 1995. The increase in selling, general and administrative expenses was primarily attributable to an increase in personnel and other related costs associated with the development and marketing of new applications of the Company's technology.

     Research and development expenses for the year ended December 31, 1996 were $3,309,022 as compared with $3,324,735 for 1995. The increase in research and development expenses was primarily attributable to the costs associated with the design and development of the Company's ASIC, including non-recurring engineering costs and prototype purchases, the design and development of WaveNet and the development and implementation of WINPublish and WINPurchase.

     Net interest income for the year ended December 31, 1996 was $184,369 as compared with net interest income of $559,334 for 1995. Interest income of $194,766 for the year ended December 31, 1996 was attributable to the interest earned on marketable securities purchased with proceeds from the issuance of convertible preferred stock of the Company in May of 1996. Interest expense of $10,397 for the year ended December 31, 1996 was primarily attributable to accrued interest on the Company's note payable.

     Due to the reasons set forth above, the Company's net loss was $8,683,815 for the year ended December 31, 1996, as compared with $6,832,866 for 1995.

YEARS ENDED DECEMBER 31, 1995 AND 1994

     For each of the years ended December 31, 1995 and 1994, the Company had no operating revenues.

     Research and development expenses for the year ended December 31, 1995 were $3,324,735 as compared with $1,761,366 for 1994. The increase in research and development expenses was primarily attributable to an increase in personnel and other related costs associated with the design and development of the Company's proprietary integrated circuit technology, including non-recurring engineering costs and prototype purchases, and the costs associated with the design and development of WaveNet, and the application of the Wave System technology to real-time news services, and related enabling technologies.

     Selling, general and administrative expenses for the year ended December 31, 1995 were $4,080,185, as compared with $2,432,283 for 1994. The increase in selling, general and administrative expenses was primarily attributable to an increase in personnel and other related costs associated with the development and marketing of new applications of the Company's technology.

     Net interest income for the year ended December 31, 1995 was $559,334 as compared with net interest expense of $77,852 for 1994. Interest income of $560,875 for the year ended December 31, 1995 was attributable to the interest earned on the proceeds from the issuance of the Company's Class A Common Stock in September of 1994. Interest expense of $1,541 for the year ended December 31, 1995 was primarily attributable to short-term working capital loans.

     Due to reasons set forth above, the Company's net loss was $6,832,866 for the year ended December 31, 1995, as compared with $4,271,501 for 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has experienced net losses and negative cash flow from operations since its inception, and, as of December 31, 1996, had a deficit accumulated during the development stage of $31,426,669. The Company has financed its operations through December 31, 1996 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, and the private placements of convertible preferred stock for an aggregate amount of $6,500,000 (before deduction of expenses incurred in connection therewith). In addition, the Company has attempted to contain costs and reduce cash flow requirements by using consultants and compensating key employees, consultants, suppliers and other vendors with Common Stock and options to purchase Common Stock.

     At December 31, 1996, the Company had approximately $4,064,000 in cash and cash equivalents. The Company held no marketable securities at December 31, 1996. At December 31, 1995, the Company had approximately $2,512,000 in cash and cash equivalents and approximately $3,946,000 in a marketable security. The decrease in cash, cash equivalents and marketable security is attributable to the net cash used in operations, partially offset by the issuance of preferred and common stock of the Company. At December 31, 1996, the Company had working capital of approximately $3,198,000. The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1997 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out. On October 19, 1997 the Company's Series A Cumulative Redeemable Preferred Stock becomes mandatorily redeemable for a total amount of $450,000 plus accumulated interest. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements through the second quarter. In order to continue operations, however, the Company will need to raise additional funds through public or private financings. The Company has no current commitment to obtain additional funds and is unable to state the amount or source of such additional funds.

     Significant uncertainty currently exists with respect to the adequacy of current funds to support the Company's activities. This uncertainty will continue until a positive cash flow from operations can be achieved. Additionally, the Company is uncertain as to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise doubt about the Company's ability to continue as a going concern.

     The Company is currently evaluating financing options and may therefore elect to raise additional capital, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and insure the continued development of the Company's technology, products and services.

     The Company presently has no material commitments for capital expenditures.

     As of December 31, 1996, the Company had available net operating loss carryforwards for Federal income tax purposes of approximately $27,509,000. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of the Company occurs within any three-year period. The Company has made no determination concerning whether there has been such a cumulative change in ownership. However, the Company believes that it is likely that such a change in ownership occurred prior to or following the completion of its initial public offering.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements, the notes thereto, and the independent auditors' report thereon are presented beginning at page F-1 of this Form 10-K and are hereby incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL

  Disclosure

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "1. ELECTION OF DIRECTORS" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 22, 1997, and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. The information regarding Executive Officers of the Registrant included in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The (i) information set forth under the caption "Board and Committee Meetings; Directors' Compensation" and (ii) information set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relationships" all to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 22, 1997, and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. Notwithstanding the foregoing, (i) the information set forth in said Proxy Statement under the caption "Report of the Compensation Committee" and (ii) the information set forth under the caption "Performance Graph" in said Proxy Statement is not incorporated by reference herein or in any other filing of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 22, 1997, and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions and Relationships" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 22, 1997 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1) Financial Statements:

                                                                             PAGE
                                                                           REFERENCE
                                                                           ---------
        Index to Consolidated Financial Statements.........................    F- 1
        Independent Auditors' Report.......................................    F- 2
        Consolidated Balance Sheets as of December 31, 1996 and 1995.......    F- 3
        Consolidated Statements of Operations for the period from February
          12, 1988 (inception) through December 31, 1996 and for each of
          the years ended December 31, 1996, 1995 and 1994.................    F- 4
        Consolidated Statements of Stockholders' Equity (Deficiency) for
          the period from February 12, 1988 (inception) through December
          31, 1996 and for each of the years ended December 31, 1996, 1995
          and 1994.........................................................    F- 5
        Consolidated Statements of Cash Flows for the period from February
          12, 1988 (inception) through December 31, 1996 and for each of
          the years ended December 31, 1996, 1995 and 1994.................    F- 9
        Notes to Consolidated Financial Statements.........................    F-10

(a) (2) Financial Statement Schedules:

     All schedules have been omitted since they are not required, not applicable or the required information is included in the consolidated financial statements or the notes thereto.

(A) (3) EXHIBITS

 EXHIBIT NO.                              DESCRIPTION OF EXHIBIT
              ------------------------------------------------------------------------------
       3.1   -- Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, File
              No. 33-75286)
       3.2   -- Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the
              Registrant's Registration Statement on Form S-1, File No. 33-75286)
       4.1   -- Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, File
              No. 33-75286)
       4.2   -- Form of Representative's Warrant Agreement, including the form of
              Representative's Warrant (incorporated by reference to Exhibit 4.2 of the
              Registrant's Registration Statement on Form S-1, File No. 33-75286)
       4.3   -- Certificate of Designation of Series B Preferred Stock of Wave Systems Corp.
              as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on May 30, 1996, File No. 0-24752)
       4.4   -- Certificate of Designation of Series C Convertible Preferred Stock of Wave
              Systems Corp. as filed with the Delaware Secretary of State on December 27,
              1996 (incorporated by reference to Exhibit 3.1 of the Registrant's Current
              Report on Form 8-K filed on January 8, 1997, File No. 0-24752)
     +10.1  -- Joint Technology Development Agreement, dated as of May 1, 1992, between The
              Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form
              S-1, File No. 33-75286)

 EXHIBIT NO.                              DESCRIPTION OF EXHIBIT
              ------------------------------------------------------------------------------
     +10.2  -- License and Cross-License Agreement, dated as of May 1, 1992, between The
              Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form
              S-1, File No. 33-75286)
      10.3   -- Amendment to License and Cross-License Agreement, dated as of August 27, 1993, between The Titan Corporation and Wave Systems Corp. (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form
              S-1, File No. 33-75286)
      10.4   -- Amended and Restated License Agreement, dated February 14, 1994, by and among
              Wave Systems Corp., Peter J. Sprague and John R. Michener (incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form
              S-1, File No. 33-75286)
     +10.5   -- Wave Systems Corp. 1994 Stock Option Plan (incorporated by reference to
              Exhibit 10.6 of the Registrant's Registration Statement on Form S-1, File No.
              33-75286)
     +10.6   -- Wave Systems Corp. Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form
              S-1, File No. 33-75286)
      10.7   -- Regulation S Securities Subscription Agreement, dated as of May 29, 1996
              (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on May 30, 1996, File No. 0-24752)
      10.8   -- Purchase Agreement between Wave Systems Corp. and JNC Opportunity Fund Ltd., dated as of December 27, 1996 (incorporated by reference to Exhibit 4.1 of the
              Registrant's Current Report on Form 8-K filed on January 8, 1997, File No.
              0-24752)
      10.9   -- Registration Rights Agreement between Wave Systems Corp. and JNC Opportunity
              Fund Ltd., dated as of December 27, 1996 (incorporated by reference to Exhibit
              4.2 of the Registrant's Current Report on Form 8-K filed on January 8, 1997,
              File No. 0-24752)
      10.10 -- Addendum to License and Cross-License Agreement, dated February 28, 1997, between The Titan Corporation and Wave Systems Corp.
      23.1   -- Consent of Independent Auditors -- KPMG Peat Marwick LLP

---------------

+ Confidential treatment has been granted as to portions of this exhibit.

+ Management contract or compensatory plan.

     (b) No reports on Form 8-K were filed during the last quarter of the 1996 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 1997
                                      WAVE SYSTEMS CORP.

                                      By         /s/ Peter J. Sprague
                                        ----------------------------------------
                                         Name: Peter J. Sprague
                                        Title:  Chairman, Chief Executive
                                         Officer
                                                (Principal Financial Officer and
                                         Duly
                                                Authorized Officer of the
                                         Registrant)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                  Title                         Date
----------------------------------------  --------------------------------------  ----------------

          /s/ Peter J. Spraque            Chairman, Chief Executive Officer         March 14, 1997
----------------------------------------  (Principal Financial Officer and Duly
            Peter J. Spraque              Authorized Officer of the Registrant)

           /s/ Steven Sprague             President and Chief Operating Officer     March 14, 1997
----------------------------------------
             Steven Sprague

         /s/ James R. Franklin            Vice President of Product Development     March 14, 1997
----------------------------------------
           James R. Franklin

           /s/ Gail S. Titus              Controller                                March 14, 1997
----------------------------------------
             Gail S. Titus

        /s/ John E. Bagalay, Jr.          Director                                  March 14, 1997
----------------------------------------
          John E. Bagalay, Jr.

          /s/ Philippe Bertin             Director                                  March 14, 1997
----------------------------------------
            Philippe Bertin

           /s/ George Gilder              Director                                  March 14, 1997
----------------------------------------
             George Gilder

      /s/ John E. McConnaughy, Jr.        Director                                  March 14, 1997
----------------------------------------
        John E. McConnaughy, Jr.

            /s/ Gene W. Ray               Director                                  March 14, 1997
----------------------------------------
              Gene W. Ray

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                        Consolidated Financial Statements

                           December 31, 1996 and 1995


                   (With Independent Auditors' Report Thereon)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995                F-3

Consolidated Statements of Operations for each of the years ended
  December 31, 1996, 1995 and 1994 and for the period from
  February 12, 1988 (inception) through December 31, 1996                   F-4

Consolidated Statements of Stockholders' Equity (Deficiency) for each of the years ended December 31, 1996, 1995 and 1994 and for the
  period from February 12, 1988 (inception) through December 31, 1996       F-5

Consolidated Statements of Cash Flows for each of the years ended
  December 31, 1996, 1995 and 1994 and for the period from
  February 12, 1988 (inception) through December 31, 1996                   F-9

Notes to Consolidated Financial Statements                                  F-10

                          Independent Auditors' Report

The Board of Directors
Wave Systems Corp.:

We have audited the consolidated financial statements of Wave Systems Corp. and subsidiaries (a development stage corporation) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 and for the period from February 12, 1988 (date of inception) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Wave Systems Corp. and subsidiaries will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception that raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        KPMG PEAT MARWICK LLP

New York, New York
March 14, 1997

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                           Consolidated Balance Sheets
                           December 31, 1996 and 1995

                              Assets                                1996          1995
                                                                    ----          ----
Current assets:
    Cash and cash equivalents                                  $  4,064,324     2,511,928
    Marketable securities, held-to-maturity                            --       3,946,200
    Prepaid expenses and other receivables, including note
       from affiliate, less allowance of $668,000 in 1995            70,358       134,771
                                                               ------------   -----------
                   Total current assets                           4,134,682     6,592,899

Property and equipment, less accumulated depreciation
    of $622,356 in 1996 and $350,185 in 1995                        934,798       954,530
Goodwill, net of accumulated amortization of $39,686                912,752          --
Other assets                                                        254,987       206,613
Deferred taxes                                                         --            --
                                                               ------------   -----------
                                                               $  6,237,219     7,754,042
                                                               ============   ===========
                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued expenses                           937,163     1,210,778
                                                               ------------   -----------
                   Total current liabilities                        937,163     1,210,778
                                                               ------------   -----------

Note payable                                                        465,500          --
                                                              ------------   -----------
Series A Cumulative Redeemable Preferred Stock, $.01 par
    value.  360 shares issued and outstanding in 1996 and
    1995; involuntary liquidation value, $450,000                   432,334       390,534
Series B Preferred Stock, $.01 par value. 20 shares issued
    and outstanding in 1996; involuntary liquidation
    value, $207,000                                                 195,520          --
Series C Convertible Preferred Stock, $.01 par value.
    150,000 shares issued and outstanding in 1996;
    involuntary liquidation value $3,002,000                      2,647,742          --
                                                               ------------   -----------
                   Total preferred stock                          3,275,596       390,534
                                                               ------------   -----------
Stockholders' equity
    Preferred stock, $.01 par value. Authorized 2,000,000
       shares; 360 shares issued and outstanding as
       Series A Cumulative Redeemable Preferred Stock;
       20 shares issued and outstanding as Series B
       Preferred Stock; 150,000 shares issued and outstanding
       as Series C Convertible Preferred Stock                         --            --
    Common stock, $.01 par value.  Authorized 25,000,000
       shares as Class A; issued and outstanding 11,582,086
       in 1996 and 6,615,618 in 1995                                115,821        66,156
    Common stock, $.01 par value.  Authorized 13,000,000
       shares as Class B; issued and outstanding 6,208,141
        in 1996 and 7,583,138 in 1995                                62,081        75,831
    Capital in excess of par value                               33,052,432    28,980,987
    Deficit accumulated during the development stage            (31,426,669)  (22,742,854)
    Less: Note receivable from stockholder, including accrued
       interest of $71,530 in 1996 and $54,215 in 1995             (244,705)     (227,390)
                                                               ------------   -----------
                   Total stockholders' equity                     1,558,960     6,152,730
                                                               ------------   -----------
Commitments and contingencies
                                                               $  6,237,219     7,754,042
                                                               ============   ===========

See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                      Consolidated Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994,
              and period from February 12, 1988 (date of inception)
                            through December 31, 1996

                                                                                    Period from
                                                                                 February 12, 1988
                                                                                (date of inception)
                                                                                      through
                                                                                    December 31,
                                             1996          1995          1994          1996
                                             ----          ----          ----          ----
Revenues                                $      1,458          --            --           1,458
                                        ------------   -----------   -----------   -----------

Operating expenses:
    Selling, general and
       administrative                      5,560,620     4,080,185     2,432,283    19,453,355

    Research and development               3,309,022     3,324,735     1,761,366    12,599,686
                                        ------------   -----------   -----------   -----------

                                           8,869,642     7,404,920     4,193,649    32,053,041
                                        ------------   -----------   -----------   -----------
Other income (expense):
    Interest income                          194,766       560,875       211,929     1,003,050
    Interest expense                         (10,397)       (1,541)     (289,781)     (390,856)
    Other income                                --          12,720          --          12,720
                                        ------------   -----------   -----------   -----------

                                             184,369       572,054       (77,852)      624,914
                                        ------------   -----------   -----------   -----------
                 Net loss                 (8,683,815)   (6,832,866)   (4,271,501)  (31,426,669)

Accrued dividends on
  preferred stock (including accretion
  of assured incremental yield on
  Series B and C preferred stock of
  $671,565 in 1996)                          870,579        40,600        39,484       995,513
                                        ------------   -----------   -----------   -----------
Net loss to common stockholders         $ (9,554,394)   (6,873,466)   (4,310,985)  (32,422,182)
                                        ============   ===========   ===========   ===========
Weighted average number of
    common shares outstanding
    during the period                     14,956,584    13,794,373    10,503,621     8,525,838

Loss per common share                   $       (.64)         (.50)         (.41)        (3.80)
                                        ============   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)

     Period from February 12, 1988 (date of inception) to December 31, 1996

                                                                                                                      Deficit
                                                              Class A                  Class B                      accumulated
                                                           common stock             common stock         Capital     during the
                                                           -------------            ------------      in excess of  development
                                                      Shares          Amount   Shares         Amount    par value      stage
                                                      ------          ------   ------         ------    ---------      -----
Shares issued to founders at $.003 per share                --    $     --     4,680,000  $   46,800     (31,200)        --
Shares issued at $1.25 per share, net of expenses of
    $36,574 from September through November 1988            --          --       300,000       3,000     335,426         --
Net loss for period ended December 31, 1988                 --          --          --          --          --       (326,832)
                                                      ----------  ----------  ----------  ----------  ----------   ----------
Balance at December 31, 1988                                --          --     4,980,000      49,800     304,226     (326,832)
Shares issued at $1.25 per share, net of expenses of
    $68,750, from January through December 1989             --          --       270,000       2,700     266,050         --
Shares issued at $1.25 per share in July 1989
    as compensation for services rendered                   --          --         1,920          19       2,381         --
Shares issued by principal stockholders at
    $1.25 per share in December 1989 as
    compensation for services rendered                      --          --          --          --       374,000         --
Net loss for year ended December 31, 1989                   --          --          --          --          --       (982,186)
                                                      ----------  ----------  ----------  ----------  ----------   ----------
Balance at December 31, 1989                                --          --     5,251,920      52,519     946,657   (1,309,018)
Shares issued by principal stockholder at $1.25
    per share in March 1990 as compensation
    for services rendered                                   --          --          --          --        56,250         --
Shares issued by principal stockholder at $.50
    per share in March 1990 as compensation
    for services rendered                                   --          --          --          --        60,000         --
Shares issued at $1.67 per share in May
    1990 as compensation for services rendered              --          --         6,000          60       9,940         --
Shares issued at $1.67 per share,
    net of expenses of $5,000 in March, April,
    November and December 1990                              --          --       390,000       3,900     641,100         --
Net loss for year ended December 31, 1990                   --          --          --          --          --     (1,178,129)
                                                      ----------  ----------  ----------  ----------  ----------   ----------
Balance at December 31, 1990                                --          --     5,647,920      56,479   1,713,947   (2,487,147)
Shares issued at $1.67 per share from
    March through November 1991                             --          --       315,000       3,150     521,850         --
Shares issued at $1.67 per share in November
    1991 as compensation for services rendered              --          --        19,800         198      32,802         --
Net loss for year ended December 31, 1991                   --          --          --          --          --     (1,009,368)
                                                      ----------  ----------  ----------  ----------  ----------   ----------
Balance at December 31, 1991 (carried forward)              --          --     5,982,720      59,827   2,268,599   (3,496,515)


                                                                         Note
                                                                      receivable
                                                        Deferred         from
                                                      compensation    stockholder     Total
                                                      ------------    -----------     -----
Shares issued to founders at $.003 per share                --              --          15,600
Shares issued at $1.25 per share, net of expenses of
    $36,574 from September through November 1988            --              --         338,426
Net loss for period ended December 31, 1988                 --              --        (326,832)
                                                      ----------      ----------    ----------
Balance at December 31, 1988                                --              --          27,194
Shares issued at $1.25 per share, net of expenses of
    $68,750, from January through December 1989             --              --         268,750
Shares issued at $1.25 per share in July 1989
    as compensation for services rendered                   --              --           2,400
Shares issued by principal stockholders at
    $1.25 per share in December 1989 as
    compensation for services rendered                      --              --         374,000
Net loss for year ended December 31, 1989                   --              --        (982,186)
                                                      ----------      ----------    ----------
Balance at December 31, 1989                                --              --        (309,842)
Shares issued by principal stockholder at $1.25
    per share in March 1990 as compensation
    for services rendered                                   --              --          56,250
Shares issued by principal stockholder at $.50
    per share in March 1990 as compensation
    for services rendered                                   --              --          60,000
Shares issued at $1.67 per share in May
    1990 as compensation for services rendered              --              --          10,000
Shares issued at $1.67 per share,
    net of expenses of $5,000 in March, April,
    November and December 1990                              --              --         645,000
Net loss for year ended December 31, 1990                   --              --      (1,178,129)
                                                      ----------      ----------    ----------
Balance at December 31, 1990                                --              --        (716,721)
Shares issued at $1.67 per share from
    March through November 1991                             --              --         525,000
Shares issued at $1.67 per share in November
    1991 as compensation for services rendered              --              --          33,000
Net loss for year ended December 31, 1991                   --              --      (1,009,368)
                                                      ----------      ----------    ----------
Balance at December 31, 1991 (carried forward)              --              --      (1,168,089)

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

     Consolidated Statement of Stockholders' Equity (Deficiency), Continued

                                                                                                                          Deficit
                                                         Class A                     Class B                            accumulated
                                                       common stock                common stock           Capital       during the
                                                       ------------                ------------         in excess of    development
                                               Shares               Amount   Shares             Amount    par value        stage
                                               ------               ------   ------             ------    ---------        -----
Balance at December 31, 1991 (brought forward)       --      $     --         5,982,720     $   59,827     2,268,599     (3,496,515)
Shares issued at $1.67 per share from
    January through October 1992                     --            --           708,000          7,080     1,172,920           --
Shares issued at $1.67 per share in
    May 1992 in connection with License
    and Cross-License Agreement                      --            --           674,976          6,750     1,118,210           --
Shares issued at $1.67 per share in May 1992
    as compensation for services rendered            --            --            18,000            180        29,820           --
Shares issued at $2.50 per share in May and
    November 1992 as compensation
    for services rendered                            --            --           771,000          7,710     1,919,790           --
Shares issued at $2.50 per share, net
    of expenses of $7,500, in November
     and December 1992                               --            --           323,001          3,230       796,773           --
Shares issued by principal stockholder in
    December 1992 at $2.50 per share as
    compensation for services rendered               --            --              --             --          75,000           --
Shares cancelled in October and
     December 1992                                   --            --           (75,000)          (750)          750           --
Issuance of stock options at $.003
    exercise price per share in June 1992            --            --              --             --         798,400           --
Amortization of deferred compensation                --            --              --             --            --             --
Accrued dividends on preferred stock                 --            --              --             --          (6,383)          --
Note received from stockholder and
    accrual of interest thereon                      --            --              --             --            --             --
Net loss for year ended December 31, 1992            --            --              --             --            --       (4,182,638)
                                               ----------    -------------   ----------     ----------    ----------     ----------

Balance at December 31, 1992 (carried forward)       --            --         8,402,697         84,027     8,173,879     (7,679,153)


                                                                     Note
                                                                  receivable
                                                     Deferred        from
                                                   compensation   stockholder       Total
                                                   ------------   -----------       -----
Balance at December 31, 1991 (brought forward)           --             --       (1,168,089)
Shares issued at $1.67 per share from
    January through October 1992                         --             --        1,180,000
Shares issued at $1.67 per share in
    May 1992 in connection with License
    and Cross-License Agreement                          --             --        1,124,960
Shares issued at $1.67 per share in May 1992
    as compensation for services rendered                --             --           30,000
Shares issued at $2.50 per share in May and
    November 1992 as compensation
    for services rendered                                --             --        1,927,500
Shares issued at $2.50 per share, net
    of expenses of $7,500, in November
     and December 1992                                   --             --          800,003
Shares issued by principal stockholder in
    December 1992 at $2.50 per share as
    compensation for services rendered                   --             --           75,000
Shares cancelled in October and
     December 1992                                       --             --             --
Issuance of stock options at $.003
    exercise price per share in June 1992            (398,660)          --          399,740
Amortization of deferred compensation                 155,455           --          155,455
Accrued dividends on preferred stock                     --             --           (6,383)
Note received from stockholder and
    accrual of interest thereon                          --         (152,974)      (152,974)
Net loss for year ended December 31, 1992                --             --       (4,182,638)
                                                   ----------     ----------     ----------

Balance at December 31, 1992 (carried forward)       (243,205)      (152,974)       182,574

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

     Consolidated Statement of Stockholders' Equity (Deficiency), Continued

                                                               Class A                      Class B
                                                            common stock                  common stock              Capital
                                                            ------------                  ------------           in excess of
                                                     Shares              Amount    Shares              Amount      par value
                                                     ------              ------    ------              ------      ---------
Balance at December 31, 1992 (brought forward)              --      $      --        8,402,697    $    84,027      8,173,879
Shares issued at $1.67 per share in February 1993           --             --           30,000            300         49,800
Shares issued at $3.50 per share, net of expenses
    of $82,427, from April through December 1993            --             --          550,359          5,504      1,838,294
Shares issued at $3.50 per share from May to
    December 1993 as compensation for services
    rendered, for the acquisition of property
    and equipment and as additional
    interest on borrowings                                  --             --           73,319            733        255,884
Issuance of warrants to purchase Class B
    common stock from September to
    December 1993 in conjunction with
    the issuance of convertible debt                        --             --             --             --           72,893
Amortization of deferred compensation                       --             --             --             --             --
Accrued dividends on preferred stock                        --             --             --             --          (38,467)
Note received from stockholder and accrual
    of interest thereon                                     --             --             --             --             --
Net loss for year ended December 31, 1993                   --             --             --             --             --
                                                     -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1993                                --             --        9,056,375         90,564     10,352,283
Shares issued at $3.50 per share in
    January and February 1994                               --             --           95,715            957        334,046
Shares issued at $3.50 per share in
    February 1994 as additional
    interest on borrowings                                  --             --            5,700             57         19,893
Issuance of warrants to purchase Class B
    common stock in January and
    February 1994 in conjunction with the
    issuance of convertible debt                            --             --             --             --          115,234
Accrued dividends on preferred stock                        --             --             --             --          (39,484)
Accrual of interest on note receivable
    from stockholder                                        --             --             --             --             --
Sale of warrants to underwriter in
    September 1994                                          --             --             --             --                4
Conversion of notes payable                                 --             --          599,507          5,995      2,079,131
Shares issued at $5.00 per share in initial
    public offering in September 1994,
    net of expenses of $2,929,835                      3,728,200         37,282           --             --       15,673,883

Net loss for year ended December 31, 1994                   --             --             --             --             --
                                                     -----------    -----------    -----------    -----------    -----------


Balance at December 31, 1994                           3,728,200         37,282      9,757,297         97,573     28,534,990
(carried forward)


                                                           Deficit
                                                         accumulated                       Note
                                                          during the                     receivable
                                                         development      Deferred         from
                                                            stage        compensation    stockholder        Total
                                                            -----        ------------    -----------        -----
Balance at December 31, 1992 (brought forward)            (7,679,153)       (243,205)       (152,974)        182,574
Shares issued at $1.67 per share in February 1993               --              --              --            50,100
Shares issued at $3.50 per share, net of expenses
    of $82,427, from April through December 1993                --              --              --         1,843,798
Shares issued at $3.50 per share from May to
    December 1993 as compensation for services
    rendered, for the acquisition of property
    and equipment and as additional
    interest on borrowings                                      --              --              --           256,617
Issuance of warrants to purchase Class B
    common stock from September to
    December 1993 in conjunction with
    the issuance of convertible debt                            --              --              --            72,893
Amortization of deferred compensation                           --           243,205            --           243,205
Accrued dividends on preferred stock                            --              --              --           (38,467)
Note received from stockholder and accrual
    of interest thereon                                         --              --           (39,783)        (39,783)
Net loss for year ended December 31, 1993                 (3,959,334)           --              --        (3,959,334)
                                                         -----------     -----------     -----------     -----------

Balance at December 31, 1993                             (11,638,487)           --          (192,757)     (1,388,397)
Shares issued at $3.50 per share in
    January and February 1994                                   --              --              --           335,003
Shares issued at $3.50 per share in
    February 1994 as additional
    interest on borrowings                                      --              --              --            19,950
Issuance of warrants to purchase Class B
    common stock in January and
    February 1994 in conjunction with the
    issuance of convertible debt                                --              --              --           115,234
Accrued dividends on preferred stock                            --              --              --           (39,484)
Accrual of interest on note receivable
    from stockholder                                            --              --           (17,315)        (17,315)
Sale of warrants to underwriter in
    September 1994                                              --              --              --                 4
Conversion of notes payable                                     --              --              --         2,085,126
Shares issued at $5.00 per share in initial
    public offering in September 1994,
    net of expenses of $2,929,835                               --              --              --        15,711,165

Net loss for year ended December 31, 1994                 (4,271,501)           --              --        (4,271,501)
                                                         -----------     -----------     -----------     -----------


Balance at December 31, 1994                             (15,909,988)           --          (210,072)     12,549,785
(carried forward)

                                                                  (continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

     Consolidated Statements of Stockholders' Equity (Deficiency), Continued

                                                              Class A                      Class B
                                                           common stock                 common stock                 Capital
                                                           ------------                 ------------              in excess of
                                                    Shares              Amount    Shares               Amount      par value
                                                    ------              ------    ------               ------      ---------
Balance at December 31, 1994 (brought forward)        3,728,200    $    37,282      9,757,297     $    97,573      28,534,990

Shares issued at prices ranging from $1.00
    per share to $3.13 per share as compensation
    for services rendered                                31,559            315           --              --            57,184
Exercise of options to purchase Class B stock              --             --          681,700           6,817         429,413
Accrued dividends on preferred stock                       --             --             --              --           (40,600)
Accrual of interest on note receivable from
    stockholder                                            --             --             --              --
Exchange of Class B stock for Class A stock           2,855,859         28,559     (2,855,859)        (28,559)           --
Net loss for the year ended December 31, 1995              --             --             --              --              --
                                                    -----------    -----------    -----------     -----------     -----------

Balance at December 31, 1995                          6,615,618         66,156      7,583,138          75,831      28,980,987

Exercise of options to purchase Class A stock           214,091          2,141           --              --           420,366
Shares issued at prices ranging from $2.06
    per share to $3.44 per share as compensation
    for services rendered                                42,077            421           --              --           123,029
Issuance of unregistered Class B common
    stock to acquire Wave Interactive
    Network valued at approximately $.98
    per share                                              --             --          375,000           3,750         364,688
Issuance of warrants to purchase unregistered
    shares of Class A common stock in
    conjuction with the issuance of
    convertible debt and preferred stock                   --             --             --              --           283,455
Conversion of Class B Preferred Stock                 2,960,303         29,603           --              --         3,078,921
Accrual of interest on note receivable                     --             --             --              --              --
Accrued dividends on preferred stock                       --             --             --              --          (199,014)
Exchange of Class B stock for Class A stock           1,749,997         17,500     (1,749,997)        (17,500)           --
Net loss for the year ended December 31, 1996              --             --             --              --              --
                                                    -----------    -----------    -----------     -----------     -----------


Balance at December 31, 1996                         11,582,086    $   115,821      6,208,141     $    62,081      33,052,432
                                                    ===========    ===========    ===========     ===========     ===========


                                                          Deficit
                                                        accumulated                        Note
                                                        during the                      receivable
                                                        development       Deferred         from
                                                           stage        compensation    stockholder        Total
                                                           -----        ------------    -----------        -----
Balance at December 31, 1994 (brought forward)          (15,909,988)           --          (210,072)     12,549,785

Shares issued at prices ranging from $1.00
    per share to $3.13 per share as compensation
    for services rendered                                      --              --              --            57,499
Exercise of options to purchase Class B stock                  --              --              --           436,230
Accrued dividends on preferred stock                           --              --              --           (40,600)
Accrual of interest on note receivable from
    stockholder                                                                --           (17,318)        (17,318)
Exchange of Class B stock for Class A stock                    --              --              --              --
Net loss for the year ended December 31, 1995            (6,832,866)           --              --        (6,832,866)
                                                        -----------     -----------     -----------     -----------

Balance at December 31, 1995                            (22,742,854)           --          (227,390)      6,152,730

Exercise of options to purchase Class A stock                  --              --              --           422,507
Shares issued at prices ranging from $2.06
    per share to $3.44 per share as compensation
    for services rendered                                      --              --              --           123,450
Issuance of unregistered Class B common
    stock to acquire Wave Interactive
    Network valued at approximately $.98
    per share                                                  --              --              --           368,438
Issuance of warrants to purchase unregistered
    shares of Class A common stock in
    conjuction with the issuance of
    convertible debt and preferred stock                       --              --              --           283,455
Conversion of Class B Preferred Stock                          --              --              --         3,108,524
Accrual of interest on note receivable                         --              --           (17,315)        (17,315)
Accrued dividends on preferred stock                           --              --              --          (199,014)
Exchange of Class B stock for Class A stock                    --              --              --              --
Net loss for the year ended December 31, 1996            (8,683,815)           --              --        (8,683,815)
                                                        -----------     -----------     -----------     -----------


Balance at December 31, 1996                            (31,426,669)           --          (244,705)      1,558,960
                                                        ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1996, 1995 and 1994
              and period from February 12, 1988 (date of inception)
                            through December 31, 1996

                                                                                                                  Period from
                                                                                                               February 12, 1988
                                                                                                              (date of inception)
                                                                                                                    through
                                                                                                                  December 31,
                                                                     1996            1995            1994            1996
                                                                     ----            ----            ----            ----
Cash flows from operating activities:
    Net loss                                                     $(8,683,815)     (6,832,866)     (4,271,501)    (31,426,669)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                              316,829         177,393          89,048         700,674
          Reserve for note from affiliate                          1,004,934         668,000            --         1,672,934
          Accrued interest on marketable securities                   48,617         (48,617)       (106,962)       (106,962)
          Noncash expenses:
              Common stock issued in connection
                 with License and Cross-License
                 Agreement                                              --              --              --         1,124,960
              Common stock issued for services
                 rendered and additional interest
                 on borrowings                                        40,938          57,499          19,950       2,371,562
              Accrued interest on note payable                         9,500            --              --             9,500
              Preferred stock issued for services rendered              --              --              --           265,600
              Compensation associated with
                 issuance of stock options                              --              --              --           399,740
              Amortization of deferred compensation                     --              --              --           398,660
              Amortization of discount on notes payable                 --              --           143,178         166,253
              Common stock issued by principal
                 stockholder for services rendered                      --              --              --           565,250
          Changes in assets and liabilities:
              Increase in accrued interest on note receivable        (17,315)        (17,318)        (17,315)        (71,530)
              Decrease (increase) in prepaid expenses
                 and other receivables                                64,413         (70,602)        (64,169)        (70,358)
              Increase in other assets                               (53,346)        (88,114)       (124,860)       (269,903)
              (Decrease) increase in accounts
                 payable and accrued expenses                       (191,103)        343,633        (137,798)      1,074,675
                                                                 -----------     -----------     -----------     -----------
          Net cash used in operating activities                   (7,460,348)     (5,810,992)     (4,470,429)    (23,195,614)
                                                                 -----------     -----------     -----------     -----------
Cash flows from investing activities:
    Acquisition of property and equipment                           (252,439)       (814,205)       (173,102)     (1,550,812)
    Short-term loans to affiliate                                 (1,004,934)       (668,000)           --        (1,672,934)
    Organizational costs                                                --              --              --           (14,966)
    Purchase of marketable securities-held to maturity            (2,945,458)    (16,601,235)     (8,000,076)    (27,546,769)
    Maturity of marketable securities-held to maturity             6,843,041      20,810,690            --        27,653,731
                                                                 -----------     -----------     -----------     -----------
          Net cash provided by (used in)
            investing activities                                   2,640,210       2,727,250      (8,173,178)     (3,131,750)
                                                                 -----------     -----------     -----------     -----------
Cash flows from financing activities:
    Net proceeds from issuance of common stock                       422,507         436,230      16,046,168      22,571,582
    Net proceeds from issuance of preferred stock
       and warrant                                                 5,950,027            --              --         5,950,027
    Sale of warrants                                                    --              --                 4               4
    Note receivable from stockholder                                    --              --              --          (173,175)
    Proceeds from notes payable and warrants
       to stockholders                                                  --              --         1,269,000       2,083,972
    Repayments of notes payable to stockholders                         --              --          (722,375)     (1,069,972)
    Proceeds from notes payable and warrants                            --              --           744,250       1,284,250
    Repayments of note payable                                          --              --          (225,000)       (255,000)
    Advances from stockholder                                           --              --              --           227,598
    Repayments of advances from stockholder                             --              --              --          (227,598)
    Increase in deferred offering costs                                 --              --           148,700            --
                                                                 -----------     -----------     -----------     -----------
          Net cash provided by financing activities                6,372,534         436,230      17,260,747      30,391,688
                                                                 -----------     -----------     -----------     -----------
          Net increase (decrease) in cash and
              cash equivalents                                     1,552,396      (2,647,512)      4,617,140       4,064,324
Cash and cash equivalents at beginning of period                   2,511,928       5,159,440         542,300            --
                                                                 -----------     -----------     -----------     -----------
Cash and cash equivalents at end of period                       $ 4,064,324       2,511,928       5,159,440       4,064,324
                                                                 ===========     ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995

(1) Organization and Basis of Preparation

     Wave Systems Corp. (the "Company" or "Wave") is engaged in the research and development of a proprietary system (the "Wave System") for use with a computer, that measures, controls, and records the use of electronic content. The Company is also engaged in various research, development and marketing efforts to commercialize the Wave System to provide more efficient and flexible pricing (e.g., pay per use or rent to own) and greater security on the usage of the electronic content. The Company is in the development stage and, accordingly, the accompanying consolidated financial statements are presented in a format prescribed for a development stage enterprise.

     The Company has incurred significant losses in current and prior periods. Management intends to continue to devote resources toward the research, development and marketing of its products in order to generate future revenues from licensing and product sales. In addition, the Company is actively pursuing additional short- and long-term financing sources, including debt and equity financing. Although management believes that it can successfully research, develop and market its products and obtain additional financing, there can be no assurance that it will be able to do so.

(2) Significant Accounting Policies

     (a) Principles of Consolidation

          The consolidated financial statements include the financial statements of Wave; a wholly owned subsidiary, Harvard International Medical Library, Inc., doing business as MedWave; a majority owned inactive subsidiary, Network News Corp. ("NNC"); and a wholly owned inactive subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

     (c) Cash Equivalents

          For purpose of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents. Cash equivalents amounted to $3,754,961 of money market funds at December 31, 1996 and $1,997,040 of U.S. Treasury securities at December 31, 1995.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(2), Continued

     (d) Marketable Securities

          The Company classifies its marketable securities into one of three categories: trading, available-for-sale or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Those securities that the Company has the ability and intent to hold until maturity are classified as held-to-maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale.

          Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.

          Marketable securities classified as held-to-maturity at December 31, 1995 consisted of a six-month treasury bill, which matured on April 4, 1996.

     (e) Property and Equipment

          Property and equipment, including computer software, are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of five years.

     (f) Goodwill

          Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the period expected to be benefited of five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the related acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (g) Income Taxes

          The Company accounts for income taxes under the asset and liability method. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(2), Continued

     (g), continued

          tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h) Stock Option Plan

          Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (i) Research and Development

          Research and development costs are expensed as incurred.

     (j) Loss Per Share

          Net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. No effect has been given to common stock equivalents or convertible preferred stock or debt as they are all anti-dilutive. Included in net loss to common stockholders is the accretion of the assured incremental yield related to the ability of the Series B and C preferred stockholders to acquire common stock upon conversion, at a discount. The assured incremental yield is being accreted over the periods from the dates of issuance of the preferred stock to the earliest eligible dates for conversion.

     (k) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

          The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(2), Continued

     (k), continued

          an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

     (l) Reclassifications

          Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 presentation.

(3) Related Party Transactions

     (a) Note Receivable from Stockholder

          A stockholder, the Chairman and Chief Executive Officer of the Company, was indebted to the Company at December 31, 1996 under two promissory notes totaling $244,705, including accrued interest of $71,530, due on demand.

          The notes are secured by a pledge of 67,000 shares of Class B common stock held by the stockholder and officer. The notes bear interest at 10% per annum. Interest income of $17,315, $17,318, $17,315 and $71,530 were recognized for the years ended December 31, 1996, 1995 and 1994 and for the period from inception through December 31, 1996, respectively. The notes and accrued interest thereon have been shown as a deduction from stockholders' equity in the accompanying consolidated financial statements.

     (b) Acquisition and Dispositions

          In November 1995, the Company entered into a transaction with certain individuals whereby shares in its newly-formed subsidiary, Wave Interactive Network, Inc. ("WIN"), were transferred in exchange for a demand note. The amount of the demand note was based on the level of funding provided to WIN by the Company during 1995. The demand note from WIN accrued interest at a rate of Prime plus 1% and, subject to certain limitations associated with WIN's ability to raise additional capital, was convertible into an undiluted 20% of the common shares of WIN at the option of Wave. The Company retained a 1% ownership in WIN and transferred the remaining ownership to certain individuals, including former employees. Approximately 65% of the ownership was transferred to Steven Sprague, President and CEO of WIN, and three other children of Mr. Peter J. Sprague, Chairman and CEO of Wave. The note was fully reserved as its collectibility was dependent upon WIN's ability to raise additional capital. In addition, the Company entered into a separate commercial agreement that, among other things, granted certain distribution rights to WIN in exchange for royalties and other consideration.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(3), Continued

     (b), continued

          During 1996, the Company continued to finance the operations of WIN through additional demand notes with terms similar to the original demand note. The additional notes amounting to $1,004,000 were also fully reserved. On December 30, 1996, effective as of October 18, 1996, the Company entered into a merger agreement with WIN whereby the Company exchanged, for all of the outstanding WIN common stock that it did not own, 375,000 shares of Class B common stock. These Class B shares are restricted securities within the meaning of Rule 144 of the Securities Act of 1933, as amended (the "Act"). Additionally, based on the attainment of a specified milestone, the shareholders of WIN are entitled to receive an additional 325,000 shares of the Company's Class B common stock. The Company also issued a 10% convertible note (see note 6) and a warrant (see note 9) to refinance a convertible note obligation of WIN amounting to approximately $456,000, which included accrued interest to October 18, 1996, and an outstanding warrant. Included in the results of operations are WIN's operations from October 18, 1996. This acquisition has been accounted for by the purchase method.

          The purchase price of $952,438 was determined based on the estimated fair value of the consideration given to the WIN shareholders and noteholder. Due to its restricted nature, the Class B common stock was valued at a discount of 25% from the market value of the Class A common stock as of October 18, 1996. The convertible note was valued at its face amount as any discount attributable to the incremental yield imbedded in the conversion feature was assumed to be offset by the restricted nature of the Class A common stock into which the note is convertible. The warrant was valued at $128,000, its estimated fair value, using the Black-Scholes model and assuming:

                           Expected Life             5 years
                           Interest Rate             6.25%
                           Volatility                124%
                           Dividend Yield            0.0%

          The entire purchase price has been allocated to goodwill as WIN had no net tangible assets. If the contingent consideration is issued, value ascribed to such consideration will be treated as additional purchase price at such time.

          On a pro forma basis, assuming the acquisition occurred as of January 1, 1996, the net loss and net loss per share would have increased by approximately $416,000 and $.03, respectively. The 1995 pro forma results would not have been significantly different from those reported by the Company.

          In November 1995, the Company issued 25% of the common shares of NNC to employees of NNC. The value of such shares was deemed to be immaterial. The Company has recognized 100% of the losses in the operations of NNC for 1996 and 1995.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(3), Continued

     (b), continued

          In July 1996, the Company decided to close down the operations of NNC. The Company believes that NNC was unable to receive separate funding and that the operation was not likely to generate revenues.

(4) Property and Equipment

     Property and equipment as of December 31 consisted of the following:

                                                        1996            1995
                                                        ----            ----
            Equipment                               $ 1,094,036         932,954
            Furniture, fixtures and improvements        350,744         271,378
            Computer software                           112,374         100,383
                                                    -----------     -----------
                                                      1,557,154       1,304,715
            Less: Accumulated depreciation             (622,356)       (350,185)
                                                    -----------     -----------
                       Total                        $   934,798         954,530
                                                    ===========     ===========

     Depreciation expense on property and equipment amounted to $272,171, $172,421, $78,972 and $622,356 for the years ended December 31, 1996, 1995, and 1994 and for the period from inception through December 31, 1996, respectively.

(5) Notes Payable to Stockholders

     From September 1993 through June 1994, the Company borrowed $1,219,000 from stockholders pursuant to its 10% Convertible Notes. The notes were originally due from March 1994 to December 1994 and bore interest at 10% per annum. The notes, or any portion of the notes, were convertible into shares of Class B common stock at the rate of $3.50 per share. As part of these financings, the Company granted to these stockholders warrants to purchase a total of 175,929 shares of Class B common stock at $3.50 per share. The warrants expire in 1998 and 1999. The estimated fair value of these warrants at their dates of issuance of $.50 per warrant (total $87,964) was deducted from the face value of the notes and was recognized as additional interest expense over the estimated period the notes were expected to be outstanding of six months. This produced an effective interest rate on the notes of approximately 27% per annum. Interest expense of $60,340 is included in the accompanying consolidated statements of operations for the year ended December 1994. In conjunction with the Company's initial public stock offering, holders of $1,069,000 face amount of notes elected to convert such notes into 305,430 shares of Class B common stock. Holders electing not to convert were repaid.

     In 1994, the Company sold $400,000 aggregate principal amount of its 15% Notes together with warrants to purchase 46,799 shares of the Company's Class B common stock to stockholders. These warrants are exercisable, in whole or in part, for a period of five years from their dates of issuance at an exercise price of $6.00 per share, subject to adjustment in certain circumstances. These notes were repaid in 1994.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(6) Notes Payable

     In connection with the acquisition of WIN, the Company issued a 10% convertible note amounting to $456,000 and a warrant (see note 9) to refinance WIN's obligation to a noteholder. The note is convertible any time after April 1, 1997 and will become due, including accrued interest, on April 18, 1998. The note is convertible into a number of the Company's unregistered Class A common stock for a period beginning on April 1, 1997 and ending April 18, 1998 calculated as the greater of (a) the number of shares that would be acquired at 80% of the fair market value of the Class A common stock or (b) 250,000 shares plus 2,000 shares for each month the note is outstanding.

     From October 1993 to April 1994, the Company borrowed $1,254,250 from individuals and institutions pursuant to its 10% Convertible Notes. As part of these financings, the Company granted to these individuals and institutions warrants to purchase a total of 182,824 shares of Class B common stock at $3.50 per share. The warrants expire in 1998 and 1999. The estimated fair value of these warrants at their dates of issuance of $.50 per warrant (total $91,413) was deducted from the face value of the notes and was recognized as additional interest expense over the estimated period the notes were expected to be outstanding of six months. This produced an effective interest rate on the notes of approximately 27% per annum. In conjunction with the Company's initial public stock offering, holders of $1,029,250 face amount of notes elected to convert such notes into 294,077 shares of Class B common stock. Holders electing not to convert were repaid.


(7) Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of December 31 consisted of the following:

                                                             1996         1995
                                                             ----         ----
               Accounts payable                           $ 403,447      516,222
               Accrued consulting and professional fees     409,562      299,636
               Accrued payroll and related costs            111,340      349,042
               Other accrued liabilities                     12,814       45,878
                                                          ---------    ---------
                             Total                        $ 937,163    1,210,778
                                                          =========    =========

(8) Capital Stock

     (a) Redeemable Preferred Stock

          The Company has authorized 2,000,000 shares of preferred stock having a par value of $.01 per share. On October 19, 1992, the Board of Directors designated and issued 360 shares of this preferred stock of the Company as "Series A Cumulative Redeemable Preferred Stock" ("Series A Preferred Stock").

          The Series A Preferred Stock was issued in settlement of compensation owed to a former officer of the Company for services provided to the Company. The holder of

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(8) Continued

     (a), continued

          the Series A Preferred Stock is entitled to receive a dividend at the rate of $60 per share per annum, when and as declared by the Board of Directors of the Company. Dividends are cumulative from the date of original issue, and payable upon redemption.

          No dividends may be declared upon the common stock of the Company unless full cumulative dividends on the Series A Preferred Stock have been declared and a sum sufficient for the payment thereof has been set apart for such payment. The stock is non-voting and redeemable at $1,000 per share, plus accumulated dividends, at any time at the option of the Company. The stock is subject to mandatory redemption five years from the date of issuance, i.e., October 1997. Because the dividend rate on the Preferred Stock was below market rates, the stock was discounted to yield a market rate of 12% at the time of issuance, resulting in a discount of $94,400. Dividends of $41,800 (including amortization of the discount of $20,200) and $40,600 (including amortization of the discount of $18,998) and $39,484 (including amortization of the discount of $19,000) have been accrued for the years ended December 31, 1996, 1995 and 1994, respectively.

          In May of 1996, the Company raised $3,214,026, net of issuance costs of $285,974, through the placement of 350 shares of Series B Preferred Stock ("Series B Preferred Stock") pursuant to Regulation S of the Act. The Series B Preferred Stock has a stated value of $10,000 per share, which accrues dividends for liquidation and conversion purposes at 6% per annum, and ranks senior to the Company's common stock and Series C Convertible Preferred Stock ("Series C Preferred Stock") and junior to the Series A Preferred Stock. Series B Preferred Stock is convertible by the holder, in increments, into the Company's Class A common stock: one-third convertible 40 days from the issue date; one-third 60 days from issue date; and an additional one-third 90 days from the issue date. The Series B Preferred Stock is convertible at the lesser of 110% of the average closing bid price for the five days immediately preceding the issue date or 85% of the average closing bid price for the five days immediately preceding the conversion date. The Series B Preferred Stock is subject to automatic conversion two years from the issue date. In the event of any conversion, whether automatic or voluntary, by a holder or holders, the Company is required to redeem the number of Series B Preferred Stock that, when converted into Class A common stock, would exceed 20% of the total number of shares of Class A common stock then outstanding. During 1996, 330 shares of the Company's Series B Preferred Stock were converted into 2,960,303 shares of the Company's Class A common stock.

          In December of 1996, the Company raised $2,634,037 net of issuance costs of $365,963 ($101,964 of which related to the value ascribed to warrants issued) through the placement of 150,000 shares of Series C Preferred Stock pursuant to Regulation D of the Act. The Series C Preferred Stock has a stated value of $20 per share, which accrues dividends payable quarterly in cash at 6% per annum.









                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(8), Continued

     (a), continued

          Any unpaid dividends become due on the date conversion takes place. The Series C Preferred Stock ranks senior to the Company's common stock and junior to the Series A and B Preferred Stock. Series C Preferred Stock is convertible by the holder, in increments, into the Company's Class A common stock based on the market price of the Company's Class A common stock at the time of conversion. Conversion can occur at the earlier of 75 days after the original issue date or the date the Securities and Exchange Commission declares a registration statement, filed to register the Class A common stock received upon conversion, effective.

          The Series C Preferred Stock is convertible at the lesser of $2.31 per share or 80%, as adjusted, of the average of the fair value of the Class A common stock for the five days prior to the conversion date. In the event any conversion, by a holder or holders, would exceed 20% of the total number of shares of Class A common stock then outstanding, the holder has the option to convene a meeting to obtain shareholder approval or require the Company to redeem the number of shares of Series C Preferred Stock that are in excess of 20%.

     (b) Common Stock

          In December 1989, March through October 1990, and November 1991, substantially all stockholders as of December 29, 1989 were offered the right to acquire a number of shares equivalent to their pre-offering holdings at a price of $.003 per share. Substantially all stockholders that received the offer accepted this opportunity. This was accounted for essentially as a stock split effected in the form of a rights offering, and all shares issued in conjunction with this offering were reflected in the accompanying consolidated financial statements retroactively.

          Two principal stockholders did not acquire the full amount of shares to which they were entitled. Most of the additional proportionate shares that these stockholders would have been credited with were offered instead to certain officers, employees and stockholders for $.003 per share. To the extent that these rights were offered to the individuals in compensation for services rendered to the Company, compensation expense equal to the difference between the estimated fair value as of the date of issuance and the purchase price of the stock was recorded. The estimated fair value of the common stock was determined based on sales to third parties near the date of issuance. Compensation expense associated with the issuance of these shares of $430,250 is included in the accompanying consolidated statement of operations for the period from inception to December 31, 1996.

          In May and November, 1992, the Company issued 770,000 shares of Class B restricted common stock to certain employees, officers and stockholders of the Company for a purchase price of $.003 per share, payable in the form of services to the Company.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(8), Continued

     (b), continued

          As these shares were issued for services rendered, compensation expense of $1,927,500 was recorded representing the estimated fair value of $2.50 per share at the date of issuance, the price at which common stock was sold to third parties near the time of issuance.

          In February 1995, the Company agreed to grant 36,000 shares of Class A common stock, 12,000 of which were issued in 1995 with the remainder issued in 1996, to two consultants and six nonemployee directors as compensation for services rendered. Expenses of $112,500 were recorded in 1995 representing the stock's fair value of $3.13 per share at the time of the agreement to grant.

          In July 1995, the Company issued 19,559 shares to two vendors in payment for services rendered. Costs of $20,000 were recorded representing the stock's fair value of approximately $1.00 per share at the time the services were rendered.

          In July and August 1996, the Company issued 15,000 and 3,077 shares of Class A common stock to two consultants as compensation for services rendered. Expenses of $40,938 have been recorded representing the stock's fair value of $2.06 and $3.44 per share, respectively, at their dates of issuance.

          Approximately 11.8 million shares of the Company's Class A common stock has been reserved for issuance for conversion of the Company's Class B common stock, Series B and C Preferred Stock and the convertible note and exercise of outstanding options and warrants.

     (c) Recapitalization

          In January 1994, the Board of Directors authorized the Company to amend and restate the Company's Certificate of Incorporation to reflect the authorization of 25,000,000 shares of a newly created Class A common stock, which stock has voting rights of one vote per share, and the reclassification of the then current outstanding shares of common stock into Class B common stock. In June 1994, the Board of Directors authorized that the Class B common stock will have one vote per share, except that Class B common stock will have five votes per share in cases where one or more directors are nominated for election by persons other than the Company's Board of Directors and where there is a vote on any merger, consolidation or other similar transaction, which is not recommended by the Company's Board of Directors. In addition, the Class B common stock will have five votes per share on all matters submitted to a vote of the stockholders in the event that any person or group of persons acquires beneficial ownership of 20% or more of the outstanding voting securities of the Company. The Class B common stock is convertible into shares of Class A common stock at any time. The classes of common stock are alike in all other respects.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(9) Options and Warrants

     1991 Plan

     In September 1991, the Board of Directors authorized the establishment of a stock option plan (the "1991 Plan"). The total number of shares of Class B common stock subject to the Plan is 2,700,000. Options terminate upon the earlier of the date of the expiration of the option or upon termination of the employment relationship between the Company or a subsidiary and the optionee for any reason other than death, disability or retirement.

     Employees are entitled to exercise their options on dates determined by the Compensation Committee of the Board of Directors. Vesting provisions for options granted generally range from immediate vesting to pro-rata vesting over a three-year period. Options granted under the 1991 Plan may, in the discretion of the Compensation Committee, include the right to acquire a reload option. A reload option provides for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise.

     Subsequent to January 1994 no further options, other than reload options, may be granted under the 1991 Plan. All options outstanding under the 1991 Plan continue in full force and effect subject to their original terms.

     Other Options

     In 1993, in connection with an investment banking agreement, the Company granted options to purchase 30,000 shares of Class B common stock at an exercise price of $1.67 per share, and options to purchase 14,286 shares of Class B common stock at an exercise price of $3.50 per share. The options vested immediately and are exercisable for a period of seven years from the date of issuance.

     1994 Plans

     In January 1994, the Board of Directors authorized the establishment of the 1994 Employee Stock Option Plan (the "1994 Plan"). The initial number of shares of Class A common stock subject to the 1994 Plan was 1,000,000. The terms of the 1994 Plan are similar to those of the 1991 Plan. Options are granted with exercise prices that approximate fair market value at the date of grant. In May 1996, the Board of Directors approved an amendment to the Company's 1994 Plan to increase the number of shares of Class A common stock reserved for issuance thereunder to 2,000,000 shares.

     In January 1994, the Board of Directors authorized the establishment of the Non-Employee Directors Stock Option Plan (the "Directors' Plan"). The total number of shares of Class A common stock subject to the Directors' Plan was 200,000. Pursuant to the Directors' Plan, each director who was not an employee of the Company received an initial grant of options to purchase 12,000 shares of Class A common stock at an exercise price of $3.50 per share.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(9), Continued

     Any person subsequently elected as a director who is not an employee of the Company will receive an initial grant of options to purchase 12,000 shares of Class A common stock on the day he or she is elected a director. In addition, on the day immediately following each of the dates on which an incumbent director is re-elected, he or she received an additional grant of options to purchase 2,000 shares of Class A common stock.

     In February 1995, the Board of Directors authorized certain changes to the Directors' Plan. The annual option grant for directors was increased from a total of 2,000 shares of Class A common stock to 10,000 shares of Class A common stock. In July 1995, the stockholders of the Company authorized an increase to the total number of shares subject to the Directors' Plan from 200,000 shares to 500,000 shares. Options to purchase a total of 100,000 and 60,000 shares of Class A common stock at $3.09 and $7.06 per share, were issued in 1996 and 1995, respectively, to nonemployee directors.

     Initial option grants under the Directors' Plan vest one-third upon grant, and one-third on each of the first and second anniversaries. Annual option grants vest 25% after each three-month period following grant.

     Options under the Directors' Plan are exercisable for a period of ten years from the date of grant. Options may not be exercised after the option holder ceases to be a director of the Company, except that in the event of death or disability of the option holder, the option may be exercised for a period of one year after the date of death or disability, and, in the event of retirement of the option holder, the option may be exercised for a period of three months after the date of retirement.

     At December 31, 1996, there were 403,561 additional shares available for grant under the 1994 Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $ 2.65 and $ 2.22 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                   1996      1995
                                                   ----      ----

               Expected Life (Years)               10        10
               Interest Rate                       6.4%      5.6%
               Volatility                          124%      135%
               Dividend Yield                      0%        0%

     The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for stock options granted to employees at fair market value in the financial statements.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(9), Continued

     Had the Company determined compensation cost based on the fair value at the grant dates for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                           1996         1995
                                                           ----         ----

     Net loss - as reported                           $ (8,683,815)  (6,832,866)
     Net loss - pro forma                             $(10,025,517)  (7,102,627)
     Net loss to common stockholders - as reported    $ (9,554,394)  (6,873,466)
     Net loss to common shareholders - pro forma      $(10,896,096)  (7,143,227)
     Loss per common share - as reported                     $(.64)        (.50)
     Loss per common share - pro forma                       $(.73)        (.52)

     Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.

     Summary of Option Activity

     A summary of option activity through December 31, 1996 follows:

                                          Class A and B shares  Weighted average
                                            subject to option    exercise price
                                            -----------------    --------------
          Balance at January 1, 1991                --           $    --
          Options granted                         30,000             1.67
                                               ---------
          Balance at December 31, 1991            30,000             1.67
          Options granted                        816,750             1.18
                                               ---------
          Balance at December 31, 1992           846,750             1.20
          Options granted                        949,186             3.10
                                               ---------
          Balance at December 31, 1993         1,795,936             2.20
          Options granted                        310,200             3.05
          Options cancelled                     (108,500)            3.38
                                               ---------
          Balance at December 31, 1994         1,997,636             2.27
          Options granted                        777,850             2.22
          Options cancelled                     (349,205)            2.11
          Options exercised                     (681,700)             .64
                                               ---------
          Balance at December 31, 1995         1,744,581             2.92
          Options granted                      1,342,075             2.65
          Options cancelled                     (503,879)            3.20
          Options exercised                     (214,091)            1.97
                                               ---------

          Balance at December 31, 1996         2,368,686             2.79
                                               =========

       At December 31, 1996, options to acquire 1,847,336 and shares 521,350 of Class A and Class B common stock, respectively, were outstanding with 409,457 and 521,350 shares exercisable, respectively. The outstanding options are exercisable at prices ranging from $1.06 to $7.06.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(9), Continued

     The following table summarizes information about stock options outstanding at December 31, 1996:
                                                                   Weighted
                                                      Weighted     average
                                                      average     remaining
       Range of              Number       Number      exercise   contractual
       exercise prices    outstanding   exercisable    price        life
       ---------------    -----------   -----------    -----     -----------

       $1.06                  19,250             0     $ 1.06      9.9 years
        1.09 - 1.67          574,580       180,518       1.30      8.4 years
        1.97 - 2.31          262,250        12,100       2.16      9.2 years
        2.50 - 2.97          242,340       157,112       2.71      7.5 years
        3.06 - 3.50          944,486       472,486       3.33      8.2 years
        3.81                 253,000        84,333       3.81      9.1 years
        7.06                  72,780        24,258       7.06      8.6 years

     Warrants

     In 1993 and 1994, the Company issued warrants to acquire a total of 151,600 shares of Class B common stock at $3.50 per share in conjunction with sales of Class B common stock to individuals and institutions. All warrants are exercisable for a period of five years from the date of issuance.

     In 1993 and 1994, the Company issued warrants to acquire a total of 376,253 shares of Class B common stock at $3.50 per share in conjunction with the issuance of its 10% Convertible Notes (see notes 5 and 6) and in 1994, the Company issued warrants to acquire a total of 46,799 shares of Class B common stock at $6.00 per share in conjunction with the issuance of its 15% Notes (see note 5). All warrants are exercisable for a period of five years from their dates of issuance.

     Under the terms of the Company's initial public offering, the underwriter for nominal consideration acquired warrants to purchase 360,000 Class A common shares at a price of $6.50 per share. These warrants are exercisable for four years commencing in September 1995.

     As a result of the successful placement of 350 shares of Series B Preferred Stock, a consultant from Digital Media Group, Inc. was issued warrants by the Company to purchase 30,000 Class A common shares at a price of $3.09 per share. These warrants are exercisable for ten years commencing in March 1996.

     Due to the successful placement of 150,000 shares of the Company's Series C Convertible Stock, Wharton Capital Partners Ltd. and The Shemano Group, Inc., two financial consulting firms, were issued warrants by the Company to purchase 37,500 Class A common shares each at a price of $2.54 per share. These warrants expire on December 27, 1999.

     In connection with the acquisition of WIN, the Company issued a warrant that allows the holder the ability to purchase unregistered shares of the Company's Class A common stock at a price of $1.25 per share at the earlier of the conversion of a note (see note 6) or April 18, 1998 for a period of five years. The number of shares able to be purchased under this warrant is based on a formula of $170,000 divided by 80% of the fair market value of the Class A common stock at the time of conversion.

                                                                    (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(9), Continued

     A summary of warrants outstanding at December 31, 1996, based upon a year end price of the Class A common stock of $2.31 per share, follows:

                                                    Range of
                             Class A and B shares   exercise     Expiration
       Year of issuance       subject to warrants    prices          Term
       ----------------       -------------------    ------          ----
            1993                   249,529         $   3.50        5 years
            1994                   685,123          3.50-6.50      4 - 5 years
            1996                    30,000             3.09        10 years
                                    75,000             2.54        3 years
                                    91,991             1.25        6.5 years
                                 ---------
                                 1,131,643
                                 =========

     At December 31, 1996, warrants to acquire 556,991 and 574,652 shares of Class A and Class B common stock, respectively, were outstanding with 964,652 warrants exercisable.

(10) Licensing Agreement

     In February 1994, the Company entered into an Amended and Restated License Agreement (the "Agreement") with Mr. Peter J. Sprague, the Chairman and Chief Executive Officer of the Company, and Mr. John Michener, then a shareholder and officer of the Company, whereby the Company was granted an exclusive license to make, have made, use, lease, sell or otherwise perform services covered by certain licensed patents (the "Licensed Patents") which are a fundamental part of the Company's product. The Agreement amends and restates certain license agreements entered into by the Company prior to February 1994.

     The Agreement provides for royalty payments to be made to the licensors in the aggregate amount of two percent of the total gross revenues derived by the Company and any sublicensee of the Company from the exploitation of the Licensed Patents, less any amounts paid, if any to (i) information and database providers for information distributed to or through the Company or its sublicensees, and to (ii) the Company's sublicensees for manufacturing the product or performing the services covered by the Licensed Patents. Royalty payments are payable quarterly and are to be apportioned 75% to Mr. Sprague and 25% to Mr. Michener.

     Payment of royalties is secured by a security interest in and to the Licensed Patents. Mr. Sprague assigned all of his right, title, and interest in the Licensed Patents to the Company.

     There can be no assurance that the Company will enjoy exclusive rights to the Licensed patents under these agreements.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(11) License and Cross-License Agreement

     On May 1, 1992, the Company entered into a Joint Technology Development Agreement and License and Cross-License Agreement ("License and Cross-License Agreement") with The Titan Corporation ("Titan") whereby Titan granted to the Company license rights to the use of certain patents which are co-owned or licensed by Titan. The Company granted to Titan the exclusive right to make for, sell in, and lease in a "Retained Market," as defined in the agreement, the subject matter described in any Company patent. The Retained Market is defined generally as the market for "Government Information," as defined in the agreement, used solely by a government entity, and the market for products used to access such information. The Company issued to Titan 674,976 shares of Class B common stock in return for the license to Titan's patents. These shares were valued at $1.67 per share (total $1,124,960), the estimated fair value of the shares at the time of issuance (based on the price at which shares were sold to third parties near the time of issuance), and were included in research and development expense in the accompanying consolidated statement of operations for the period from February 12, 1988 through December 31, 1996.

     The License and Cross-License Agreement provides for royalties to be paid by the Company to Titan based upon the Company's "Net Revenues," as defined in the agreement. Net Revenues are defined generally as gross product revenues less amounts paid to information providers and data base providers for information provided to the Company for use in its products and services. Royalties are payable on a quarterly basis.

     The License and Cross-License Agreement also provides for royalties to be paid to the Company by Titan based upon Titan's "Allocable Net Revenues," as defined in the agreement. Allocable Net Revenues are generally defined as that portion that a Company patent or information adds to Titan's gross amounts invoiced to purchasers for all products or information services making use of a Company patent or know-how and information. Royalties are payable on a quarterly basis.

     The License and Cross-License Agreement specifies certain events of termination, some of which have already occurred but which have been waived or extended by Titan.

     A director of the Company is also the President, Chief Executive Officer, and a director of Titan. Pursuant to the terms of a related stockholder's agreement, Titan has the right to designate a member of the Company's Board of Directors for as long as Titan continues to own at least 50% of the shares originally issued to Titan. As of December 31, 1996, no royalties have been earned by Titan. On February 28, 1997, the Company and Titan executed an addendum to the License Agreement whereby the Company received a sole license to Titan's patent to develop and distribute products to the in-home consumer microcomputers market segment. Under this addendum, Titan waived all defaults previously incurred by Wave as well as extended the license agreement to expire at the time the patents expire.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(12) Revenue Sharing Agreements With Partners

     The Company intends to enter into revenue sharing arrangements with information providers, software developers, and hardware and systems manufacturers. These revenue sharing arrangements will be negotiated between each of the partners and the Company. It is anticipated that revenue sharing arrangements will vary according to the market in which the Wave system is adopted and from which revenues are derived. Generally, a significant portion of the revenue collected by the Company will be paid directly to the information provider or software developer. Once these payments are made the remainder of revenues will be shared between the Company and other partners. There can be no assurance that the Company will be successful in entering into definitive agreements with these parties, or that the terms of such agreements will be favorable to the Company.

(13) Commitments and Contingencies

     Litigation

     In 1994, the Company brought suit against a former employee and his current employer ("Competitor") and an underwriter (collectively the "Defendants") in State Supreme Court New York County. The Company alleges that, among other things, the Defendants stole confidential information and trade secrets. In February 1996, the State Supreme Court denied the Defendants' motion to dismiss this suit. In March 1996, the Defendants filed counter claims in the amount of $20 million alleging that, among other things, the Company has conducted a predatory campaign of tortuous interference against the Competitor's business and financial relationships, trademarks and employees. In September 1996, the Company moved for permission to discontinue with prejudice and without costs to dismiss several of the Defendant's counterclaims. That motion is currently under consideration by the Supreme Court. The case is in a very preliminary stage, but management of the Company believes that the counter claim is without merit and that the litigation will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     The Company is party to other legal proceedings generally incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     Leases

     In December 1994, the Company entered into an operating lease beginning March 1995 for its offices in New York, New York, which expires on February 28, 1998. The lease provides for minimum annual rent of $200,000 per annum plus applicable escalations. The Company also leases premises in Princeton, New Jersey; San Jose, California; and Lee, Massachusetts, under operating leases, which expire on various dates through January 14, 2001.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(13), Continued

     Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are as follows:

              Year ending December 31           Operating Lease
              -----------------------           ---------------
                       1997                        $383,038
                       1998                         163,382
                       1999                          64,632
                       2000                          64,632
                       2001                           5,386
                                                   --------
                                                   $681,070
                                                   ========

     Rent expense for the years ended December 31, 1996, 1995, 1994 and for the period from inception through December 31, 1996 amounted to $340,584, $261,509, $141,744 and $1,079,371, respectively.

(14) Income Taxes

     The Company has net operating loss carryforwards for tax return purposes of approximately $27,509,000 which expire as follows:

              Year ending December 31             Amount
              -----------------------             ------
                       2003                    $   310,000
                       2004                        565,000
                       2005                      1,045,000
                       2006                        325,000
                       2007                      1,235,000
                       2008                      3,725,000
                       2009                      4,500,000
                       2010                      6,332,000
                       2011                      9,472,000
                                               -----------
                                               $27,509,000

     Included in the above net operating loss carryforwards are approximately $1,400,000 that represents WIN's net operating losses acquired by the Company. Subsequent utilization of these net operating losses, if any, would reduce the goodwill acquired as a result of the WIN purchase.

     Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. The Company has not determined whether there has been such a cumulative change in ownership.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(14), Continued

     The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 1996 and 1995 are as follows:

                                                           1996         1995
                                                           ----         ----
      Deferred tax assets:
         Net operating loss carryforwards             $ 11,554,000    7,579,500
         Note from affiliate                                  --        280,500
         License rights acquired in the License
            and Cross-License Agreement                     45,000      140,000
                                                      ------------   ----------
                    Total gross deferred tax assets     11,599,000    8,000,000

         Less valuation allowance                      (11,599,000)  (8,000,000)
                                                      ------------   ----------
                    Net deferred tax asset            $       --           --
                                                      ============   ==========

     The valuation allowance increased by $3,599,000 and $2,865,000, during the years ended December 31, 1996 and 1995, respectively.

(15) Initial Public Offering

     In September 1994, the Company successfully completed the sale of 3,600,000 shares of its Class A common stock at $5.00 per share in an initial public offering. It subsequently sold an additional 128,000 of such shares under the terms of the underwriter's overallotment provision. The Company realized approximately $15,710,000 after all applicable expenses were paid.

(16) Defined Contribution Plan

     The Company adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, on January 1, 1995 to which substantially all employees can contribute. Employees of the Company become eligible immediately on employment. The Company has the option to make discretionary matching contributions; no contributions were made in 1996 or 1995.

(17) Supplemental Cash Flow Information

     Cash paid for interest was $ 0, $1,541, $165,354 and $ 180,520 for the years ended December 31, 1996, 1995, and 1994, and for the period from inception through December 31, 1996, respectively.

     Cash paid for income taxes was $0, $20,399, $754 and $24,688 for the years ended December 31, 1996, 1995, and 1994, and for the period from inception through December 31, 1996, respectively.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

(17), Continued

     Accrued dividends on preferred stock amounted to $199,014, $40,600, $39,484 and $323,948 for the years ended December 31, 1996, 1995 and 1994 and for the period from inception through December 31, 1996, respectively.

     In 1996, holders of the Company's Series B Preferred Stock with a carrying amount of $3,108,524 elected to convert such preferred stock into 2,960,303 shares of Class A common stock.

     In 1996, Wharton Capital Partners Ltd. and The Shemano Group, Inc., two financial consulting firms, were issued warrants by the Company to purchase 37,500 Class A common shares each at a price of $2.54 per share and a consultant from Digital Media Group, Inc. was issued warrants to purchase 30,000 Class A common shares at a price of $3.09 per share.

     In 1996 and 1995, the Company entered into certain transactions with regard to an acquisition and certain dispositions (see note 3).

     In 1996, the Company issued 24,000 shares of Class A common stock valued at $82,512 to settle a liability previously recorded in accounts payable.

     In 1994, holders of the Company's 10% Convertible Notes with a carrying amount of $2,085,126 elected to convert such notes into 599,507 shares of Class B common stock.

(18) Disclosures about the Fair Value of Financial Instruments

     Cash and Cash Equivalents, Marketable Securities, Accounts Receivable, Accounts Payable and Accrued Expenses, and Note Payable

     Marketable securities are recorded at amortized cost adjusted for amortization or accretion of premiums or discounts, and the carrying value approximates fair value. The carrying amounts of the other instruments, other than the note, approximate fair value because of their short maturities. The note payable approximates its estimated fair value based on the timing of its issue.

     Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

 EXHIBIT NO.                              INDEX TO EXHIBITS
              ------------------------------------------------------------------------------
      3.1  --   Restated Certificate of Incorporation of Registrant (incorporat ed by reference to Exhibit 3.1 of the Registrant's Registration
                Statement on Form S-1, File No. 33-75286)
      3.2  --   Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, File
                No. 33-75286)
      4.1  --   Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Registration
                Statement on Form S-1, File No. 33-75286)
      4.2  --   Form of Representative's Warrant Agreement, including the form of Representative's Warrant (incorporated by reference to
                Exhibit 4.2 of the Registrant's Registration Statement on Form
                S-1, File No. 33-75286)
      4.3  --   Certificate of Designation of Series B Preferred Stock of Wave
                Systems Corp. as filed with the Delaware Secretary of State on
                May 24, 1996 (incorporated by reference to Exhibit 3.1 of the
                Registrant's Current Report on Form 8-K filed on May 30, 1996,
                File No. 0-24752)
      4.4  --   Certificate of Designation of Series C Convertible Preferred
                Stock of Wave Systems Corp. as filed with the Delaware
                Secretary of State on December 27, 1996 (incorporated by
                reference to Exhibit 3.1 of the Registrant's Current Report on
                Form 8-K filed on January 8, 1997, File No. 0-24752)
    +10.1  --   Joint Technology Development Agreement, dated as of May 1,
                1992, between The Titan Corporation and Cryptologics
                International, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1, File
                No. 33-75286)
    +10.2  --   License and Cross-License Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International,
                Inc. (incorporated by reference to Exhibit 10.3 of the
                Registrant's Registration Statement on Form S-1, File
                No. 33-75286)
     10.3  --   Amendment to License and Cross-License Agreement, dated as of
                August 27, 1993, between The Titan Corporation and Wave Systems
                Corp. (incorporated by reference to Exhibit 10.4 of the
                Registrant's Registration Statement on Form S-1, File
                No. 33-75286)
     10.4  --   Amended and Restated License Agreement, dated February 14,
                1994, by and among Wave Systems Corp., Peter J. Sprague and
                John R. Michener (incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1, File
                No. 33-75286)
    +10.5  --   Wave Systems Corp. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant's Registration
                Statement on Form S-1, File No. 33-75286)
    +10.6  --   Wave Systems Corp. Non-Employee Directors Stock Option Plan
                (incorporated by reference to Exhibit 10.7 of the Registrant's
                Registration Statement on Form S-1, File No. 33-75286)
     10.7  --   Regulation S Securities Subscription Agreement, dated as of
                May 29, 1996 (incorporated by reference to Exhibit 4.1 of the
                Registrant's Current Report on Form 8-K filed on May 30, 1996,
                File No. 0-24752)
     10.8  --   Purchase Agreement between Wave Systems Corp. and JNC
                Opportunity Fund Ltd., dated as of December 27, 1996
                (incorporated by reference to Exhibit 4.1 of the Registrant's
                Current Report on Form 8-K filed on January 8, 1997, File No.
                0-24752)
     10.9  --   Registration Rights Agreement between Wave Systems Corp. and
                JNC Opportunity Fund Ltd., dated as of December 27, 1996
                (incorporated by reference to Exhibit 4.2 of the Registrant's
                Current Report on Form 8-K filed on January 8, 1997, File
                No. 0-24752)
    10.10  --   Addendum to License and Cross-License Agreement, dated
                February 28, 1997, between The Titan Corporation and Wave
                Systems Corp.
     23.1  --   Consent of Independent Auditors -- KPMG Peat Marwick LLP

---------------

+ Confidential treatment has been granted as to portions of this exhibit.

+ Management contract or compensatory plan.