Form 10-K/A
period 1996-12-31
WAVE SYSTEMS CORP
filed 1997-04-29
CIK 919013

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


                                 AMENDMENT NO. 1
                TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-24752

                               WAVE SYSTEMS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                                 13-3477246
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

   480 PLEASANT STREET
   LEE, MASSACHUSETTS                                               01238
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

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



The undersigned registrant hereby amends its Annual Report on Form 10-K filed March 24, 1997 solely for the purpose of including information required under
Part III (Items 10, 11, 12 and 13) of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                DIRECTORS OF THE REGISTRANT


                                                   BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
                                                     DURING PAST 5 YEARS; POSITIONS HELD WITH COMPANY; OTHER        DIRECTOR
NAME                              AGE                                     DIRECTORSHIPS                               SINCE
----                              ---           ----------------------------------------------------------------    --------
Peter J. Sprague(1)(4)             57           Chairman of the Company since 1988 and Chief Executive Officer        1991
                                                of the Company since July 1991; Chairman of National
                                                Semiconductor Corporation from 1965 until May 1995; Director of
                                                Enlightened Software, Inc. and Pantepec International, Inc.;
                                                Trustee of the Strang Clinic; Member of Academy of Distinguished
                                                Entrepreneurs, Babson College.

John E. Bagalay, Jr.,              63           Managing Director of Community Technology Fund, a venture             1993
Ph.D.(1)(2)(4)                                  capital affiliate of Boston University, since September 1989;
                                                General Counsel of Lower Colorado River Authority from October
                                                1984 to September 1988; former General Counsel of Texas Commerce
                                                Bancshares, Inc. and Houston First Financial Group; Director of
                                                Seragen, Inc., Cytogen, Inc., Hymedix, Inc. and several
                                                privately-held corporations.

Philippe Bertin(3)                 47           Manager of Financiere Wagram Poncelet (direct marketing; media)       1993
                                                since December 1991;  Manager of Midial S.A. (consumer goods)
                                                from 1984 until 1991.

George Gilder(4)                   57           Chairman of the Executive Committee of the Company since 1996;        1993
                                                Senior Fellow at the Discovery Institute in Seattle, Washington;
                                                author of nine books, including Life After Television,
                                                Microcosm, The Spirit of Enterprise and Wealth and Poverty;
                                                contributing editor to Forbes Magazine; Director and President of Gilder Technology Group, Inc. (publisher of monthly
                                                technology reports); former chairman of the Lehrman Institute
                                                Economic Roundtable; former Program Director for the Manhattan
                                                Institute; recipient of White House award for Entrepreneurial
                                                Excellence from President Reagan.

John E. McConnaughy,               67           Chairman and Chief Executive Officer of JEMC Corporation              1988
Jr. (1)(2)(3)(4)                                (private investments); Chairman


                                                   BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
                                                     DURING PAST 5 YEARS; POSITIONS HELD WITH COMPANY; OTHER        DIRECTOR
NAME                              AGE                                     DIRECTORSHIPS                               SINCE
----                              ---           ----------------------------------------------------------------    --------

                                                and Chief Executive Officer of Peabody International Corporation
                                                (an environmental services company) from 1969 through 1985;
                                                Chairman and Chief Executive Officer of GEO International
                                                Corporation (a nondestructive testing, screen printing and oil field services company which was spun-off from Peabody) from
                                                February 1981 to October 1992; Director of Riddell Sports, Inc.,
                                                Levcor International, Inc.,  Transact International, Inc., De-Vlieg
                                                Bullard, Inc. and Mego Financial Corp. Mr. McConnaughy is also a member of the Board of Trustees of the Strang Clinic and the
                                                Chairman of the Board of the Harlem School of the Arts.

Gene W. Ray, Ph.D.(3)              58           President and Chief Executive Officer and Director of The Titan       1993
                                                Corporation (electronic equipment and communications systems manufacturer) since 1985.


(1) Member of Nominating Committee.

(2) Member of Compensation Committee.

(3) Member of Audit Committee

(4) Member of Executive Committee

Dr. Gene W. Ray, a director, President and Chief Executive Officer of The Titan Corporation, serves as a director of the Company pursuant to a stockholders agreement between the Company and Titan.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      All officers are elected annually at the first meeting of the Board of Directors following the annual meeting of the stockholders, and are subject to removal at any time by the Board of Directors.

                                                                                                                    EXECUTIVE
                                                   BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT        OFFICER
NAME                              AGE               DURING THE PAST 5 YEARS; POSITIONS HELD WITH COMPANY              SINCE
----                              ---           ----------------------------------------------------------------    ---------
Peter J. Sprague(1)                57           Chairman of the Company since 1988, Chief Executive Officer of     1991
                                                the Company since 1991; Chairman of National Semiconductor
                                                Corporation from 1965 to 1995.

Steven Sprague(1)                  32           President and Chief Operating Officer of the Company since May     1996 and
                                                1996; President of Wave Interactive Network from June 1995 to      from 1994
                                                December 30, 1996; Vice President of Operations of the Company     to 1995
                                                from April 1994 to June 1995; employee of the Company in the areas of operations and strategic planning from November 1992 to
                                                April 1994; consultant to the Company from March 1992 to
                                                November 1992; President of Tech Support, Incorporated (hardware technical support information on CD-ROM) from June 1992 to
                                                November 1992; sole proprietor of SKS Environmental Sales
                                                (manufacturers' representative for water treatment companies)
                                                from June 1991 to November 1992.

James R. Franklin                  54           Vice President of Product Development of the Company since         1996
                                                February 1996; Vice President of Program Management and Software
                                                Development of Kaye Instruments, Inc. from 1985 to 1995.

(1)   Mr. Peter J. Sprague is the father of Mr. Steven Sprague.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and persons owning more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of equity securities of the Company. Such persons are also required to furnish the Company with copies of all such forms.

      Based solely upon a review of the copies of such forms furnished to the Company and, in certain cases, written representations that no Form 5 filings were required, the Company believes that, with respect to the 1996 fiscal year, all required Section 16(a) filings were made, except that Mr. John E. McConnaughy, Jr., a director of the Company, filed a Form 5 in connection with the sale of 30,000 shares of Class A Common Stock which took place in December 1996.

ITEM 11. EXECUTIVE COMPENSATION

      Summary Compensation Table

      The following table sets forth information with respect to the compensation paid or awarded by the Company to the Chief Executive Officer and the only other executive officers whose cash compensation exceeded $100,000 (collectively, the "Named Executive Officers") for services rendered in all capacities during 1994, 1995 and 1996.

                                                                                         LONG TERM
                                                                                    COMPENSATION AWARDS
                                                       ANNUAL COMPENSATION          -------------------
                                                    --------------------------       NUMBER OF SHARES
NAME AND PRINCIPAL POSITION             YEAR        SALARY($)         BONUS($)      UNDERLYING OPTIONS(#)
---------------------------             ----        ---------         --------      ---------------------
Peter J. Sprague                        1996        $160,000        $     50,000              -0-
  Chairman and Chief                    1995        $160,000        $        -0-            1,995
  Executive Officer                     1994        $125,200        $    100,000              -0-


Steven Sprague(1)                       1996        $131,666        $        -0-          150,000
  President and                         1995        $110,000        $        -0-            1,995
  Chief Operating Officer               1994        $ 88,750        $        -0-              -0-

(1) Mr. Steven Sprague was elected President and Chief Operating Officer on May 23, 1996 and was not previously an executive officer during 1996. Prior to that, Mr. Steven Sprague was Vice President of Operations of the Company from April 1994 to June 1995 and employee of the Company in the areas of operations and strategic planning from November 1992 to April 1994.


      Option Grants Table

      The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1996 by the Company to the Named Executive Officers.

                                                                                                POTENTIAL REALIZABLE VALUE AT
                                                                                                ASSUMED ANNUAL RATES OF STOCK
                          NUMBER OF SHARES     % OF TOTAL                                       PRICE APPRECIATION FOR OPTION
                             UNDERLYING      OPTIONS GRANTED     EXERCISE                                  TERM (1)
                               OPTIONS        TO EMPLOYEES        PRICE          EXPIRATION     ------------------------------
NAME                         GRANTED (#)       FISCAL YEAR       ($/SHARE)         DATE            5% ($)              10% ($)
----                         -----------       -----------       ---------         ----            ------              -------
Peter J. Sprague                     -0-            -0-                -              -               -0-                 -0-
Steven Sprague                  150,000(2)          12%            $3.09        5/23/06           291,493             738,700

--------------

(1) The potential realizable value of the options reported above was calculated by assuming 5% and 10% compounded annual rates of appreciation of the common stock from the date of grant of the options until the expiration of the options, based upon the market price on the date of grant. These assumed annual rates of appreciation were used in compliance with the rules of the Securities and Exchange Commission and are not intended to forecast future price appreciation of the common stock.

(2) These options vest in three installments on May 23, 1997, May 23, 1998 and May 23, 1999 and may become fully vested upon certain sales of assets, mergers and consolidations involving the Company.


      Fiscal Year End Option Value Table

      The following table sets forth information regarding the aggregate number and value of options held by the Named Executive Officers as at December 31, 1996. No options were exercised by the Named Executive Officers during 1996.

                                                     NUMBER OF SHARES                              VALUE OF UNEXERCISED
                                              UNDERLYING UNEXERCISED OPTIONS                       IN-THE-MONEY OPTIONS
                                                 AT DECEMBER 31, 1996 (#)                       AT DECEMBER 31, 1996 ($)(1)
                                          ------------------------------------           --------------------------------------
NAME                                      EXERCISABLE            UNEXERCISABLE           EXERCISABLE              UNEXERCISABLE
----                                      -----------            -------------           -----------              -------------
Peter J. Sprague.......................         330,665                  1,330           $       20,011           $       1,623
Steven Sprague.........................          43,865                151,330           $          811           $       1,623

(1) The last reported sale price for the Company's Class A Common Stock on the NASDAQ National Market System on December 31, 1996 was $2.31 per share. Value is calculated on the basis of the difference between the respective option exercise prices and $2.31, multiplied by the number of shares of common stock underlying the respective options.


      Compensation of Directors

      Directors presently receive no cash compensation for serving on the Board of Directors. Under the Company's Non-Employee Directors Stock Option Plan, each director who is not an employee of the Company receives an annual grant of options to purchase 10,000 shares of Class A Common Stock at fair market value. The options are granted upon re-election after the annual meeting of the stockholders and vest 25% after each three-month period following grant. Options terminate upon the earliest to occur of (i) subject to (ii) below, three months after the optionee ceases to be a director of the Company, (ii) one year after the death or disability of the optionee, and (iii) ten years after the date of grant. If there is a change of control of the Company, all outstanding stock options will become immediately exercisable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information concerning the beneficial ownership of the Company's Class A and Class B Common Stock as of March 31, 1997 (except as otherwise noted) by (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding Class A or Class B Common Stock, (ii) each director of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table above, and (iv) all directors and executive officers of the Company as a group. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. Holders of Class B Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, except that holders of Class B Common Stock will have five votes per share in cases where one or more directors are nominated for election by persons other than the Company's Board of Directors and where there is a vote on any merger, consolidation or other similar transaction which is not recommended by the Company's Board of Directors. In addition, holders of Class B Common Stock will have five votes per share on all matters submitted to a vote of the stockholders in the event that any person or group of persons acquires beneficial ownership of 20% or more of the outstanding voting securities of the Company. Shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis at the option of the holder.

                                                                                                                     PERCENT
                                                                                                                      OF ALL
                                            NUMBER OF SHARES                    NUMBER OF SHARES                   OUTSTANDING
                                           OF CLASS A COMMON     PERCENT OF    OF CLASS B COMMON     PERCENT OF       COMMON
 BENEFICIAL OWNER(1)                         STOCK OWNED(2)        CLASS          STOCK OWNED          CLASS         STOCK(3)
 -------------------                         --------------        -----          -----------          -----         --------
Peter J. Sprague(4)                              1,330                *             1,898,834           31.5           10.4
Steven Sprague(5)                               89,830                *               272,757            4.7            2.0
John E. Bagalay, Jr.(6)                         36,000                *               637,804           11.0            3.7
Philippe Bertin(7)                              36,000                *                16,000            *                *
George Gilder(8)                                52,667                *                 2,000            *                *
John E. McConnaughy, Jr.(9)                     36,000                *               545,000            9.6            3.2
Gene W. Ray(10)                                 36,000                *               426,576            7.5            2.6
The Titan Corporation(11)                            0                -               426,576            7.5            2.4
Boston University(12)                                0                -               637,804           11.0            3.5
All executive officers and directors
as a group (8 persons)(13)                     304,494              2.4             3,798,971           59.7           21.8

*Less than one percent.

(1) Each individual or entity has sole voting and investment power, except as otherwise indicated.

(2) Does not include shares of Class A Common Stock issuable upon the conversion of Class B Common Stock.

(3) In circumstances where the Class B Common Stock has five votes per share, the percentages of total voting power would be as follows: Peter J. Sprague, 22.4%; Steven Sprague, 3.5%; John E. Bagalay, Jr., 7.7%; Philippe Bertin, less than 1%; George Gilder, less than 1%; John E. McConnaughy, Jr., 6.8%; Gene W. Ray, 5.3%; The Titan Corporation, 5.2%; Boston University, 7.7%; and all Executive Officers and Directors as a group, 43.6%.

(4) Includes 331,330 shares which are subject to options presently exercisable or exercisable within 60 days. Also includes 320,000 shares held in trust for the benefit of Mr. Sprague's adult children, and for which Mr. Sprague is a trustee.

(5) Includes 94,530 shares which are subject to options presently exercisable or exercisable within 60 days.

(6) Includes 32,000 shares which are subject to options presently exercisable or exercisable within 60 days. Also includes 637,804 shares beneficially owned by Boston University, comprised of: (a) 542,856 shares and (b) 94,948 shares subject to warrants presently exercisable. Mr. Bagalay is Managing Director of Community Technology Fund, the venture capital affiliate of Boston University, which holds and manages the venture capital investments of Boston University. Mr. Bagalay disclaims beneficial ownership of the shares held by Boston University. The mailing address of Mr. Bagalay is 147 Bay State Road, Boston, Massachusetts.

(7) Includes 32,000 shares which are subject to options presently exercisable or exercisable within 60 days and 16,000 shares subject to warrants presently exercisable. Excludes 464,286 shares beneficially owned by Financiere Wagram Poncelet comprised of: (a) 442,857 shares, and (b) 21,429 shares subject to warrants presently exercisable. Mr. Bertin serves as Manager of Financiere Wagram Poncelet. Mr. Bertin disclaims beneficial ownership of the shares held by Financiere Wagram Poncelet, other than 16,000 shares subject to warrants granted to Mr. Bertin by Financiere Wagram Poncelet.

(8) Includes 48,667 shares which are subject to options presently exercisable or exercisable within 60 days.

(9) Includes 32,000 shares which are subject to options presently exercisable or exercisable within 60 days.

(10) Includes 32,000 shares which are subject to options presently exercisable or exercisable within 60 days. Also includes 415,776 shares beneficially owned by The Titan Corporation for which Mr. Ray serves as a director, President and Chief Executive Officer and 10,800 shares subject to warrants presently exercisable which are owned by The Titan Corporation. Mr. Ray disclaims beneficial ownership of the shares held by The Titan Corporation. The mailing address of Mr. Ray is c/o The Titan Corporation, 3033 Science Park Road, San Diego, California 92121.

(11) Includes 10,800 shares subject to warrants presently exercisable. The business address of The Titan Corporation is 3033 Science Park Road, San Diego, California 92121.

(12) Includes 94,948 shares subject to warrants presently exercisable. The business address of Boston University is 147 Bay State Road, Boston, Massachusetts.

(13) Includes 913,798 shares which are subject to options and warrants presently exercisable or exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NOTE RECEIVABLE FROM DIRECTOR/OFFICER

      On November 16, 1992, the Company made a personal loan to Mr. Peter J. Sprague, Chairman and Chief Executive Officer of the Company, as evidenced by a note for $150,000, which sum was due and payable to the Company on January 16, 1993 and which bore interest at the rate of 10% per annum. On the due date, the note was canceled and the total amount owed was "rolled-over" into a subsequent note, dated May 12, 1993 for $150,000, plus accrued interest. The note is due on demand by the Company and accrues interest at the rate of 10% per annum. On April 22, 1993, the Company made an additional loan to Mr. Sprague for $23,175 as evidenced by a subsequent note, which is due on demand by the Company and which bears interest at a rate of 10% per annum. All of these loans were made to Mr. Sprague for personal reasons. As of December 31, 1996, Mr. Sprague's aggregate indebtedness (including accrued interest) to the Company under the notes totaled $244,705. No demand has been made as of the date hereof. The notes are secured by a pledge of 67,000 shares of Class B Common Stock.

WAVE INTERACTIVE NETWORK, INC.

      Wave Interactive Network, Inc. ("WIN") was incorporated as a separate subsidiary of the Company in June 1995 and spun out in November 1995, when shares in the subsidiary were transferred in exchange for a demand note of $668,000 accruing interest at a rate of Prime plus 1% (the "Note"). The amount of the Note was based on the level of funding provided in 1995 to WIN by the Company. In this transaction, the Company retained a 1% ownership in WIN and transferred the remaining ownership to certain individuals, including former employees (approximately 65% was transferred to Steven Sprague, President and CEO of WIN, and three other children of Mr. Peter J. Sprague, Chairman and CEO of the Company). Subject to certain limitations associated with WIN's ability to raise additional capital, the note was convertible into an undiluted 20% of the common shares of WIN at the option of Wave. The note was fully reserved as its collectibility was dependent upon WIN's ability to raise additional capital.

      On December 30, 1996 WIN was merged with and into the Company. Pursuant to the Plan and Agreement of Merger between Wave and WIN, dated as of October 18, 1996 (the "Merger Agreement"), the Company issued to the shareholders of WIN, other than the Company (the "WIN Shareholders"), a total of 375,000 unregistered shares of the Company's Class B Common Stock based upon a conversion ratio of
37.88 shares of the Company's Class B Common Stock for each share of common stock, par value $.01, of WIN held by the WIN Shareholders. Under the Merger Agreement, the Company also agreed to issue to the WIN Shareholders 325,000 shares of the Company's Class B Common Stock contingent upon the achievement of a specified operating milestone prior to December 30, 1999. On October 18, 1996, as part of the merger the Company assumed a debt obligation of WIN owed to a third party by issuing a convertible note in the principal amount of $455,911 due on April 18, 1998 bearing interest at a rate equal to ten percent per annum (the "Convertible Note"). The Convertible Note is convertible into a number of the Company's unregistered Class A Common Stock for a period beginning on April 1, 1997 and ending April 18, 1998 calculated as the greater of (a) the number of shares that would be acquired at 80% of the fair market value of the Class A Common Stock or (b) 250,000 shares plus 2,000 shares for each month the note is outstanding. Also, as part of the merger, the Company issued a warrant for the purchase of unregistered shares of the Company's Class A Common Stock to such third party at a price of $1.25 per share. The exercise period of such warrant is defined as the period commencing on the earlier date of the conversion of the Convertible Note or April 18, 1998 and ending five years from the date of issuance of such warrant. The number of shares able to be purchased under this warrant is based on a formula of $170,000 divided by 80% of the fair market value of the Class A Common Stock at the time of conversion.

COMPENSATION TO STEVEN SPRAGUE

      Steven Sprague received aggregate compensation of $131,666 and $110,000 for services rendered to the Company in 1996 and 1995, respectively. Steven Sprague is the son of Mr. Peter J. Sprague, the Chairman and Chief Executive Officer of the Company.

AMENDED AND RESTATED LICENSE AGREEMENT AND ASSIGNMENT

      Pursuant to an Amended and Restated License Agreement, dated February 14, 1994, and related Patent Assignment and Security Agreement, Mr. Peter J. Sprague assigned his interest in a patent for the metering and usage of serial data information to the Company in exchange for a non-terminable royalty interest. The Company has agreed to payment of royalties to Mr. Sprague of 2% of the gross revenues (less actual amounts paid to information, database and content providers, hardware manufacturers and suppliers, search and retrieval software suppliers, consolidators of information and network providers) derived from the Company's technology based on the patent. The royalty payments are allocated 75% to Mr. Sprague and 25% to a former officer of the Company, and are secured by a security interest in and to the patent.

LICENSE AND CROSS-LICENSE AGREEMENT

      On May 1, 1992, the Company entered into a Joint Technology Development Agreement and License and Cross-License Agreement with The Titan Corporation whereby Titan granted to the Company license rights to the use of certain patents which are co-owned by Titan. Dr. Gene W. Ray, a director of the Company, is a director, President and Chief Executive Officer of Titan. The Company granted to Titan the exclusive right to make for, sell in, and lease in a "Retained Market," as defined in the agreement, the subject matter described in any Company patent. The Retained Market is defined generally as the market for "Government Information," as defined in the agreement, used solely by a government entity, and the market for products used to access such information. On February 28, 1997 the Company and Titan executed an addendum to the License and Cross-License Agreement whereby the Company received a sole license to the licensed patent to develop and distribute products to the in-home consumer microcomputer market segment. Under this addendum to the License and Cross-License Agreement, Titan waived any and all defaults by the Company under the License and Cross-License Agreement occurring prior to February 28, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No.1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 20, 1997
                                    WAVE SYSTEMS CORP.

                                    By:   /s/ Peter J. Sprague
                                       -------------------------------------
                                    Name:  Peter J. Sprague
                                    Title: Chairman, Chief Executive Officer
                                           (Principal Financial Officer and Duly
                                           Authorized Officer of the Registrant)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment No.1 to Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                          TITLE                            DATE
      ---------                          -----                            ----
/s/ Peter J. Sprague
----------------------------
Peter J. Sprague                Chairman and Chief Executive Officer      April 20, 1997
                                 (Principal Financial Officer and Duly
                                 Authorized Officer of the Registrant)

/s/ Steven Sprague
----------------------------
Steven Sprague                  President and Chief Operating Officer     April 20, 1997

/s/ James R. Franklin
----------------------------
James R. Franklin               Vice President of Product Development     April 20, 1997

/s/ Gail S. Titus
----------------------------
Gail S. Titus                   Controller                                April 20,1997

/s/ John E. Bagalay, Jr.
----------------------------
John E. Bagalay, Jr.            Director                                  April 20, 1997

/s/ Philippe Bertin
----------------------------
Philippe Bertin                 Director                                  April 20, 1997

/s/ George Gilder
----------------------------
George Gilder                   Director                                  April 20, 1997

/s/ John E. McConnaughy, Jr.
----------------------------
John E. McConnaughy, Jr.        Director                                  April 20, 1997

/s/ Gene W. Ray
----------------------------
Gene W. Ray                     Director                                  April 20, 1997