Form 10-Q
period 1997-03-31
WAVE SYSTEMS CORP
filed 1997-05-15
CIK 919013

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                                 (413) 243-1600
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No  [   ]


         The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997: 12,187,616 shares of Class A Common Stock and 5,832,026 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                           WAVE SYSTEMS CORP. AND SUBSIDIARIES
                                            (a development stage corporation)
                                               Consolidated Balance Sheets

                                                                                          March 31,        December 31,
                                                                                            1997               1996
                                                                                     ------------------ ------------------
                                                                                        (Unaudited)
                                                         ASSETS
Current assets:
  Cash and cash equivalents                                                           $      1,699,730   $      4,064,324
  Prepaid expenses and other receivables, including notes from affiliates                       68,552             70,358
                                                                                     ------------------ ------------------

                 Total current assets                                                        1,768,282          4,134,682


Property, equipment, and leasehold improvements less accumulated depreciation
     and amortization of $705,910 in 1997 and $622,356 in 1996                               1,017,185            934,798
Goodwill, net of accumulated amortization of $87,308 in 1997 and $39,686 in 1996               865,130            912,752
Other assets                                                                                   231,314            254,987
                                                                                     ================== ==================

                                                                                             3,881,911          6,237,219
                                                                                     ================== ==================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilites:
  Accounts payable and accrued expenses                                               $        886,469   $        937,163
                                                                                     ------------------ ------------------
                 Total current liabilities                                                     886,469            937,163
                                                                                     ------------------ ------------------
Note Payable                                                                                   476,531            465,500
                                                                                     ------------------ ------------------

Preferred Stock
  Series A Cumulative Redeemable Preferred Stock, $.01 par value; 360 shares issued and outstanding in 1997 and 1996; involuntary liquidation value
     $455,400                                                                                  443,034            432,334
  Series B Cumulative Convertible Preferred Stock, $.01 par value; 20 shares
     issued and outstanding in 1996                                                                  -            195,520
  Series C Cumulative Redeemable Preferred Stock, $.01 par value.; 149,250 shares issued and outstanding in 1997 and 150,000 in 1996; involuntary liquidation
     value, $3,032,000                                                                       3,031,747          2,647,742
                                                                                     ------------------ ------------------

                 Total preferred stock                                                       3,474,781          3,275,596
                                                                                     ------------------ ------------------

Stockholders' equity (deficit):

  Preferred stock, $.01 par value,  Authorized 2,000,000 shares:
     360 shares issued and outstanding as Series A Cumulative Redeemable
        Preferred Stock                                                                              -                  -
     149,250 shares issued and outstanding as Series C Cumulative Convertible
        Preferred Stock                                                                              -                  -

  Common stock,  $.01 par  value,  Authorized  25,000,000  shares  as Class A;
     12,187,616 issued and outstanding in 1997 and 11,582,086 in 1996                          121,876            115,821
  Common stock, $.01 par value. Authorized 13,000,000 shares as Class B;
     5,832,026 issued and outstanding in 1997 and 6,208,141 in 1996                             58,320             62,081
  Capital in excess of par value                                                            33,117,897         33,052,432
  Deficit accumulated during the development stage                                         (34,004,929)       (31,426,669)
  Less:  Note receivable from stockholder, including accrued interest of $75,859
     in 1997 and $71,530 in 1996                                                              (249,034)          (244,705)
                                                                                     ------------------ ------------------

                 Total stockholders' equity (deficit)                                         (955,870)         1,558,960
                                                                                     ------------------ ------------------

                                                                                     $       3,881,911   $      6,237,219
                                                                                     ================== ==================

See accompanying notes to unaudited consolidated financial statements.

                                         WAVE SYSTEMS CORP. AND SUBSIDIARIES
                                          (a development stage corporation)
                                        Consolidated Statements of Operations
                                                     (Unaudited)


                                                                                                        Period from
                                                                       Three months                     February 12,
                                                                          Ended                       1998 (Inception)
                                                                         March 31                         through
                                                           ----------------------------------            March 31,
                                                                 1997              1996                    1997
                                                           ----------------  ----------------      --------------------
Revenues                                                    $          415    $        1,148        $            1,873
                                                           ----------------  ----------------      --------------------

Operating expenses:
   Selling, general, and administrative                          1,686,743           985,450                21,140,098
   Research and development                                        906,783           910,297                13,506,469
                                                           ----------------  ----------------      --------------------
                                                                 2,593,526         1,895,747                34,646,567
                                                           ----------------  ----------------      --------------------

Interest income                                                     25,882            65,783                 1,028,932
Interest expense                                                   (11,031)                -                  (401,887)
Other income                                                             -                 -                    12,720
                                                           ----------------  ----------------      --------------------
                                                                    14,851            65,783                   639,765
                                                           ----------------  ----------------      --------------------
             Net loss                                           (2,578,260)       (1,828,816)              (34,004,929)


Accrued dividends on preferred stock (including
   accretion of assured incremental yield on
   Series B and C preferred stock of $721,476 in
   1997)                                                         1,134,877            10,448                 2,130,390
                                                           ----------------  ----------------      --------------------

Net loss to common stockholders                             $   (3,713,137)   $   (1,839,264)       $      (36,135,319)
                                                           ================  ================      ====================

Weighted average number of common shares
   outstanding during the period                                17,893,011        14,213,673                 8,778,625

Loss per common share                                       $        (0.21)   $        (0.13)       $            (4.12)
                                                           ================  ================      ====================

See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                                      Period from
                                                                                                                      February 12,
                                                                                      Three months                  1988 (Inception)
                                                                                    ended March 31,                     through
                                                                          -------------------------------------        March 31,
                                                                                 1997                1996                1997
                                                                          -----------------   -----------------  -------------------
Cash flows from operating activities:
   Net loss                                                                $    (2,578,260)    $    (1,828,816)   $     (34,004,929)

   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                132,418              64,276              833,092
      Reserve for short-term loans to affiliate                                          -                   -            1,672,934
      Accrued interest on marketable securities                                          -             (50,400)            (106,962)
      Noncash expenses:
         Common stock issued in connection with License and Cross-License
            Agreement                                                                    -                   -            1,124,960
         Common stock issued for services rendered and additional interest on
            borrowings                                                             168,750              63,072            2,540,312
         Accrued interest on note payable                                           11,031                                   20,531
         Preferred stock issued for services rendered                                    -                   -              265,600
         Compensation associated with issuance of stock options                          -                   -              399,740
         Amortization of deferred compensation                                           -                   -              398,660
         Amortization of discount on notes payable                                       -                   -              166,253
         Common stock issued by principal stockholder for services rendered              -                   -              565,250
      Changes in assets and liabilities:
         Increase in accrued interest on note receivable                            (4,329)             (4,329)             (75,859)
         Decrease (increase) in prepaid expenses and other receivables               1,806              57,364              (68,552)
         Decrease (increase) in other assets                                        22,430            (204,666)            (247,473)
         (Decrease) Increase in accounts payable and accrued expenses              (50,694)           (349,772)           1,023,981
                                                                          -----------------   -----------------  -------------------
Net cash used in operating activities                                           (2,296,848)         (2,253,271)         (25,492,462)
                                                                          -----------------   -----------------  -------------------

Cash flows for investing activities:
   Acquisition of property and equipment & leasehold improvement                  (165,941)            (62,552)          (1,716,753)
   Short-term loans to affiliate                                                         -                   -           (1,672,934)
   Organizational costs                                                                  -                   -              (14,966)
   Purchase of marketable securities-held to maturity                                    -                   -          (27,546,769)
   Maturity of marketable securities-held to maturity                                    -                   -           27,653,731
                                                                          -----------------   -----------------  -------------------
Net cash used in investing activities                                             (165,941)            (62,552)          (3,297,691)
                                                                          -----------------   -----------------  -------------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                       98,195             210,815           22,669,777
   Net proceeds from issuance of Series B Preferred Stock                                -                   -            5,950,027
   Sale of warrants                                                                      -                   -                    4
   Note receivable from stockholder                                                      -                   -             (173,175)
   Proceeds from notes payable and warrants to stockholders                              -                   -            2,083,972
   Repayments of notes payable to stockholders                                           -                   -           (1,069,972)
   Proceeds from notes payable and warrants                                              -                   -            1,284,250
   Repayment of note payable                                                             -                   -             (255,000)
   Advances from stockholder                                                             -                   -              227,598
   Repayments of advances from stockholders                                              -                   -             (227,598)
                                                                          -----------------   -----------------  -------------------
Net cash provided by financing activities                                           98,195             210,815           30,489,883
                                                                          -----------------   -----------------  -------------------

Net (decrease) increase in cash and cash equivalents                            (2,364,594)         (2,105,008)           1,699,730
Cash and cash equivalents at beginning of period                                 4,064,324           2,511,928                    -
                                                                          -----------------   -----------------  -------------------
Cash and cash equivalents at end of period                                 $     1,699,730     $       406,920    $       1,699,730
                                                                          =================   =================  ===================

No cash was paid for interest during the three months ended March 31, 1997 or 1996.
See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
            Consolidated Statements of Stockholders' Equity (Deficit)
                        Three Months Ended March 31, 1997
                                   (Unaudited)


                              Class A                   Class B             Capital          Deficit           Note
                            Common Stock              Common Stock         in Excess       Accumulated       Receivable
                       -----------------------  -----------------------        of          During the          from
                         Shares       Amount      Shares       Amount      Par Value    Development Stage   Stockholder     Total
                       ----------- -----------  ----------- -----------  ------------- ------------------- ------------- -----------

Balance at
   December 31,
   1996                11,582,086  $  115,821    6,208,141   $  62,081   $33,052,432   $    (31,426,669)   $ (244,705)   $1,558,960

Exercise of options
   to purchase
   Class A stock           41,665         417            -           -        97,778                  -             -        98,195

Shares issued for
   services                60,000         600            -           -       168,150                  -             -       168,750

Conversion of Series B
   preferred stock        117,240       1,172            -           -       198,044                                        199,216

Conversion of Series C
   preferred stock         10,510         105                                 14,895                                         15,000

Accrual of interest on
   note receivable              -           -            -           -             -                  -        (4,329)       (4,329)

Accrued dividend on
   preferred stock              -           -            -           -      (413,402)                 -             -      (413,402)

Exchange of Class B
   stock for Class A
   stock                  376,115       3,761     (376,115)     (3,761)            -                  -             -             -

Net (loss) for three
   months ended
   March 31,1997                -           -            -           -             -         (2,578,260)            -    (2,578,260)
                       ----------- -----------  ----------- -----------  ------------- ------------------- ------------- -----------

Balance at March 31,
   1997                12,187,616     121,876    5,832,026      58,320     33,117,897       (34,004,929)       (249,034)   (955,870)
                       =============================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                   Notes To Consolidated Financial Statements

                             March 31, 1997 and 1996


In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and cash flows for the three months ended March 31, 1997. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996, included in its Form 10-K filed in March 1997. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," which supersedes APB Opinion No. 15, "Earnings Per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income or loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1997; earlier application is not permitted. The Company does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than if measured under APB No. 15.

Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information about Capital Structure," was issued in February 1997. The Company does not expect SFAS 129 to result in any substantive change to its disclosures.

1.    (Loss)  per Share:

(Loss) per share is computed based on the weighted average number of common shares outstanding. The inclusion of common stock equivalents (warrants, options and convertible preferred stock) in this computation would be antidilutive.

2.    Going Concern:

The Company has incurred significant losses in current and prior periods. Management intends to continue to devote resources toward the research, development and marketing of its products in order to generate future revenues from licensing and product sales. In addition, the Company is actively pursuing additional short and long term financing sources, including debt and equity financing. Although management believes that it can successfully research, develop and market its products and obtain additional financing, there can be no assurance that it will be able to do so.

3.    Stock Options and Grants:

During the quarter ended March 31, 1997, the Company granted various employees options to purchase a total of 55,500 shares of Class A Common Stock at prices ranging between $1.94 per share and $2.91 per share. These options were granted at the market price on the date next preceding the date of grant.

4.    Subsequent Event:

The Company has an agreement to raise additional funds by issuing shares of Convertible Preferred Stock ("the Stock") for an aggregate price of $3,000,000. The Stock will be sold to accredited investors, subject to the usual closing representation, terms and conditions, including satisfactory due diligence, pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. In addition to the Stock, the Company will also issue warrants to purchase a total of 350,000 shares of Class A Common Stock as part of the aforementioned transaction. The Company anticipates that this funding will satisfy its capital requirements through September 30, 1997. However, it is not assured that such funding will be consummated, and if it will be consummated, it is not assured that such funding will be favorable to the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

Wave Systems Corp. ("Wave" or the "Company") is in transition from a company focused principally on research and development of new technology to a company focused on the commercialization of its technology through licensing and product sales. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development, and market testing of a system that meters the usage of electronic content (the "Wave System"). Electronic content refers to any data, graphic software, video or audio sequence that can be digitally transmitted. Concurrent with its research and development activities, the Company has devoted increased resources to market research, market development and other related activities.


The Company believes that the Wave System can fundamentally change how electronic content is consumed by providing more efficient and flexible pricing, greater protection against unauthorized usage and secure, low-cost, and accurate data on the usage of the electronic content. The currently operational Wave System enables the merchandising of electronic content at the point of purchase, increasing the probability that consumers will sample and consume the electronic content that they want. The Wave System accurately and securely records information pertaining to the usage of the electronic content. This facilitates the payment of royalties to content owners and the customized distribution of content to customers.

The Wave System consists of many uniquely distributed processors (the "WaveMeter"). These devices decrypt content on demand from end users. The WaveMeter is a proprietary application-specific integrated circuit, mounted on a printed circuit board, or used as an add-in device in a stand-alone PC. The WaveMeter allows transactions to occur without the expense of a real-time network connection for every transaction. The WaveMeter securely stores electronic funds and information about the usage of electronic content to be securely transmitted to a central transaction processing center ("WaveNet"). WaveNet manages encryption and decryption keys, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and can provide user and usage data to electronic content owners. The Wave System is compatible with existing content delivery systems such as CD-ROM and the Internet.

The Company has made the Wave System compatible with the distribution of electronic content on the Internet. In 1996 the Company developed a production software version of the WaveMeter that offers a subset of the feature of the hardware version of the WaveMeter and has been implemented as part of the Company's Internet commerce server (the "WaveMeter server"). The WaveMeter server supports a publishing service called WINPublish and a purchasing function called WINPurchase. Through WINPublish, an electronic content owner can sell encrypted content from its site on the Web to purchasers using the WINPurchase function.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

Research and development expenses for the three months ended March 31, 1997 were $906,783, as compared to $910,297 for the comparable period of 1996. The slight decrease in research and development expenses was primarily attributable to the stabilization of costs associated with the design and development of the Company's proprietary integrated circuit technology, including non-recurring engineering costs and prototype purchases, and the costs associated with the design and development of WaveNet.

Selling, general and administrative expense for the three months ended March 31, 1997 were $1,686,743, as compared to $985,450 for the comparable period of 1996. The increase in selling, general and administrative expenses was primarily attributable to an increase in personnel and other related costs associated with the development and marketing of new applications of the Company's technology.

Interest income for the three months ended March 31, 1997 was $25,882, as compared to $65,783 for the comparable period of 1996. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets. The increase in interest expense is related to the Company's $465,000 note payable to Southeast Interactive Technology Fund I, LLC.

Due to the reasons set forth above, the Company's net loss for the three months ended March 31, 1997 was $2,578,260 as compared to $1,828,816 for the comparable period of 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced net losses and negative cash flow from operations since its inception, and, as of March 31, 1997, had a deficit accumulated during the development stage of $34,004,929 and a stockholders' deficit of $955,870. The Company has financed its operations through March 31, 1997 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, and the private placement of 350 shares of Series B Preferred Stock and 150,000 shares of Series C Convertible Preferred Stock for an aggregate amount of $6,500,000 (before deduction of expenses incurred in connection therewith). In addition, the Company has attempted to contain costs and reduce cash flow requirements by using consultants and compensating key employees, consultants, suppliers and other vendors with Common Stock and options to purchase Common Stock.

At March 31, 1997, the Company had approximately $1,700,000 in cash and cash equivalents. The Company held no marketable securities at March 31, 1997. At December 31, 1996, the Company had approximately $4,064,000 in cash and cash equivalents and held no marketable securities. The decrease in cash and cash equivalents is attributable to the net cash used in operations. At March 31, 1997, the Company had working capital of approximately $882,000. The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1997 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out. On October 19, 1997 the Company's Series A Cumulative Redeemable Preferred Stock must be redeemed for a total amount of $450,000 plus accumulated interest. The Company has a commitment for funding which will satisfy its capital requirements through September 30, 1997.

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

In order to reduce these uncertainties, the Company is currently evaluating additional financing options and may therefore elect to raise capital, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and insure the continued development of the Company's technology, products and services.

The Company presently has no material commitments for capital expenditures. However, in order to bring the Wave System to market, the Company anticipates spending additional amounts on inventory items such as computer chips and boards, additional hardware, and related materials. Such spending will vary based on the Company's performance.


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1997
                                  WAVE SYSTEMS CORP.
                                  (Registrant)


                                  By:            /s/ Peter J. Sprague
                                     -------------------------------------------
                                  Name:    Peter J. Sprague
                                  Title:   Chairman, Chief Executive Officer
                                           (Principal Financial Officer and Duly
                                           Authorized Officer of the Registrant)