Form 10-Q
period 1997-06-30
WAVE SYSTEMS CORP
filed 1997-08-15
CIK 919013

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

Yes _X_   No ___


     The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997: 14,865,116 shares of Class A Common Stock and 5,512,026 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Condensed Consolidated Balance Sheets

                                                                                                         June 30,       December 31,
Assets                                                                                                     1997            1996
                                                                                                       ------------    ------------
                                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                                                         $    907,061    $  4,064,324
     Prepaid expenses and other receivables                                                                  15,600          70,358

                   Total current assets                                                                     922,661       4,134,682

Property, equipment, and leasehold improvements, less accumulated depreciation
     and amortization of $790,101 in 1997 and $622,356 in 1996                                            1,024,687         934,798
Goodwill, net of accumulated amortization of $134,930 in 1997 and $39,686 in 1996                           817,508         912,752
Other assets                                                                                                140,822         254,987

                                                                                                       $  2,905,678    $  6,237,219
                                                                                                       ------------    ------------

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable and accrued expenses                                                             $    985,321    $    937,163

                   Total current liabilities                                                                985,321         937,163

Note Payable                                                                                                487,929         465,500
Preferred Stock:
     Series A Cumulative Redeemable Preferred Stock, $.01 par value; 360 shares
         issued and outstanding in 1997 and 1996; involuntary liquidation value $460,800                    453,733         432,334
     Series B Cumulative Convertible Preferred Stock, $.01 par value; 350 shares
         issued and outstanding in 1996                                                                           -         195,520
     Series C Cumulative Convertible Preferred Stock, $.01 par value; 31,000 shares and
         150,000 shares issued and outstanding in 1997 and 1996; involuntary liquidation
         value $638,600                                                                                     638,600       2,647,742
     Series D Cumulative Convertible Preferred Stock, $.01 par value; 80 shares
         issued and outstanding in 1997; involuntary liquidation value $1,608,000                         1,608,000               -
                                                                                                       ------------    ------------

                   Total Preferred Stock                                                                  2,700,333       3,275,596

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, Authorized 2,000,000 shares:
         360 shares issued and outstanding as Series A Cumulative Redeemable Preferred Stock                      -               -
         31,000 shares issued and outstanding as Series C Cumulative Convertible Preferred Stock                  -               -
         80,000 shares issued and outstanding as Series D Cumulative Convertible Preferred Stock                  -               -
     Common stock, $.01 par value, Authorized 25,000,000 shares as Class A;
         14,865,116 issued and outstanding at June 30, 1997; 11,582,086 at December 31, 1996                148,651         115,821
     Common stock, $.01 par value, authorized 13,000,000 shares as Class B;
         5,515,026 issued and outstanding at June 30, 1997; 6,208,141 at December 31, 1996                   55,150          62,081
     Capital in excess of par value                                                                      35,372,990      33,052,432
     Deficit accumulated during the development stage                                                   (36,591,332)    (31,426,669)
     Less: Note receivable from stockholder, including accrued interest of $80,189
         in 1997 and $71,530 in 1996                                                                       (253,364)       (244,705)

                   Total stockholders' equity (deficit)                                                  (1,267,905)      1,558,960


                                                                                                         $2,905,678      $6,237,219

See accompanying notes to unaudited
condensend consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Condensed Consolidated Statements of Operations
(Unaudited)


                                                                                                                        Period From
                                                                                                                        February 12,
                                                               Three Months                    Six Months                  1988
                                                                   Ended                          Ended                 (Inception)
                                                                  June 30,                       June 30,                 Through
                                                       ----------------------------    ----------------------------       June 30,
                                                           1997            1996           1997             1996            1997
                                                       ------------    ------------    ------------    ------------    ------------
Revenues                                               $      2,133    $        310    $      2,548    $      1,458    $      4,006
                                                       ------------    ------------    ------------    ------------    ------------

Operating expenses:
       Selling, general, and administrative               1,677,959       1,646,654       3,266,701       2,632,104      22,818,057
       Research and development                             910,395         810,994       1,915,179       1,721,291      14,416,864
                                                          2,588,354       2,457,648       5,181,880       4,353,395      37,234,921

Interest income                                              11,216          49,906          37,098         115,689       1,040,148
Interest expense                                            (11,398)           (447)        (22,429)           (447)       (413,285)
Other income                                                      0               0               0               0          12,720
                                                       ------------    ------------    ------------    ------------    ------------
                                                               (182)         49,459          14,669         115,242         639,583

Net loss                                                 (2,586,403)     (2,407,879)     (5,164,663)     (4,236,695)    (36,591,332)

Accrued dividends on  preferred stock
     (including accretion of assured incremental
     yield on Series D preferred stock of $401,267
     and $1,122,743 for the three and six month
     periods ended June 30, 1997 and 1996,
      respectively)                                         722,591          29,702       1,857,468          40,150       2,852,981

Net loss to common  stockholders                       ($ 3,308,994)   ($ 2,437,581)   ($ 7,022,131)   ($ 4,276,845)   ($39,444,313)


Weighted average number of common shares
     outstanding during the period                       19,202,817      14,332,435      18,549,189      14,295,594       9,052,613

Loss per common share                                  ($      0.17)   ($      0.17)   ($      0.38)   ($      0.30)   ($      4.36)

See accompanying notes to unaudited
condensend consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                                                                       Period From
                                                                                                                       February 12,
                                                                                                Six Months                 1988
                                                                                                   Ended               (Inception)
                                                                                                  June 30,               Through
                                                                                       ----------------------------      June 30,
                                                                                           1997            1996            1996
                                                                                       ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                                                                          ($ 5,054,663)   ($ 4,236,695)   ($36,591,332)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                                   267,153         126,732         967,827
            Reserve for short-term loans to affiliate                                             -         568,601       1,672,934
            Accrued interest on marketable securities                                             -          (5,102)       (106,962)
            Noncash expenses:
                Common stock issued in connection with
                   License and Cross-License Agreement                                            -               -       1,124,960
                Common stock issued for services rendered
                   and additional interest on borrowings                                    194,800          63,072       2,566,362
                Accrued interest on note payable                                             22,429          31,929
                Preferred stock issued for services rendered                                      -               -         265,600
                Compensation associated with issuance of
                   stock options                                                                  -               -         399,740
                Amortization of deferred compensation                                             -               -         398,660
                Amortization of discount on notes payable                                         -               -         166,253
                Common stock issued by principal stockholder for
                   services rendered                                                              -               -         565,250
            Changes in assets and liabilities:
                Increase in accrued interest on note receivable                              (8,659)         (8,658)        (80,189)
                Decrease (increase)  in prepaid expenses and
                   other receivables                                                         54,758         107,597         (15,600)
                Decrease (increase) in other assets                                         111,679        (252,931)       (158,224)
                (Decrease) increase in accounts payable and
                   accrued expenses                                                         (61,842)       (524,537)      1,012,833
                                                                                       ------------    ------------    ------------
Net cash used in operating activities                                                    (4,474,345)     (4,161,921)    (27,669,959)
                                                                                       ------------    ------------    ------------

Cash flows from investing activities:
     Acquisition of property, equipment & leasehold improvements                           (259,113)        (72,160)     (1,809,925)
     Short-term loans to affiliate                                                                -        (568,601)     (1,672,934)
     Organizational costs                                                                         -               -         (14,966)
     Redemption of marketable securities                                                          -       4,000,000      27,653,731
     Purchase of marketable securities                                                            -      (2,999,257)    (27,546,769)
                                                                                       ------------    ------------    ------------
Net cash (used in) provided by investing activities                                        (259,113)        359,982      (3,390,863)
                                                                                       ------------    ------------    ------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                                              98,195         272,685      22,669,777
     Net proceeds from issuance of Series B Preferred Stock                                       -       3,214,026       5,950,027
     Net proceeds from issuance of Series D Preferred Stock                               1,478,000       1,478,000

     Sale of warrants                                                                             -               -               4
     Note receivable from stockholder                                                             -               -        (173,175)
     Proceeds from notes payable and warrants to stockholders                                     -               -       2,083,972
     Repayments of notes payable to stockholders                                                  -               -      (1,069,972)
     Proceeds from notes payable and warrants                                                     -               -       1,284,250
     Repayment of notes payable                                                                   -               -        (255,000)
     Advances from stockholder                                                                    -               -         227,598
     Repayments of advances from stockholders                                                     -               -        (227,598)
     Decrease in deferred offering costs                                                          -               -               -
                                                                                       ------------    ------------    ------------
Net cash provided by financing activities                                                 1,576,195       3,486,711      31,967,883
                                                                                       ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                                     (3,157,263)       (315,228)        907,061
Cash and cash equivalents at beginning of period                                          4,064,324       2,511,928               -
                                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of period                                             $    907,061    $  2,196,700    $    907,061
                                                                                       ============    ============    ============

No cash was paid for interest during the six months ended June 30, 1996 or 1995

See accompanying notes to unaudited
condensend consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
            Condensed Consolidated Statements of Stockholders' Equity
                         Six Months Ended June 30, 1996
                                   (Unaudited)




                                                               Class A                                       Class B
                                                             Common Stock                                  Common Stock
                                                  -----------------------------------           -----------------------------------
                                                    Shares                  Amount                Shares                  Amount
                                                  ------------           ------------           ------------           ------------
Balance at
     December 31,
     1996                                           11,582,086           $    115,821              6,208,141           $     62,081

Exercise of options
     to purchase
     Class A stock                                      41,665                    417                     --                     --

Conversion of Series B                                 117,240                  1,172                     --                     --
     preferred stock

Conversion of Series C                               2,351,010                 23,510                     --                     --
     preferred stock

Shares issued for
     services                                           80,000                    800                     --                     --

Accrual of interest
     on note receivable                                     --                     --                     --                     --

Accrued dividend on
     preferred stock                                        --                     --                     --                     --

Exchange of Class B
     stock for Class A
     stock                                             693,115                  6,931               (693,115)                (6,931

Net (loss) for six
     months ended
     June 30, 1997                                          --                     --                     --                     --
                                                  ------------           ------------           ------------           ------------

Balance at June 30,
     1997                                           14,865,116           $    148,651              5,515,026           $     55,150
                                                  ------------           ------------           ------------           ------------


                                                                          Deficit                  Note
                                                   Capital               Accumulated            Receivable
                                                   in Excess             During the                from
                                                      of                 Development               Stock-
                                                   Par Value                Stage                  holder                  Total
                                                  ------------           ------------           ------------           ------------
Balance at
     December 31,
     1996                                         $ 33,052,432           $(31,426,669)          $   (244,705)          $  1,558,960

Exercise of options
     to purchase
     Class A stock                                      97,778                     --                     --                998,195

Conversion of Series B                                 198,044                     --                     --                199,216
     preferred stock

Conversion of Series C                               2,403,238                     --                     --              2,426,748
     preferred stock

Shares issued for
     services                                          356,224                     --                     --                357,024

Accrual of interest
     on note receivable                                     --                     --                 (8,659)                (8,659)

Accrued dividend on
     preferred stock                                  (734,726)                    --                     --               (734,726)

Exchange of Class B
     stock for Class A
     stock                                                  --                     --                     --                     --

Net (loss) for six
     months ended
     June 30, 1997                                          --             (5,164,663)                    --             (5,164,663)
                                                  ------------           ------------           ------------           ------------

Balance at June 30,
     1997                                         $ 35,372,990           $(36,591,332)          $   (253,364)          $ (1,267,905)
                                                  ============           ============           ============           ============

See accompanying notes to unaudited
condensend consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
              Notes To Condensed Consolidated Financial Statements
                             June 30, 1997 and 1996


In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations and cash flows for the six months ended June 30, 1997. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996, included in its Form 10-K filed in March 1997. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

1. Loss per Share:

Loss per share is computed based on the weighted average number of common shares outstanding. The inclusion of common stock equivalents (warrants, options and convertible preferred stock) in this computation would be antidilutive.

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

3. Stock Options and Grants:

During the quarter and six months ended June 30, 1997, the Company granted employees options to purchase a total of 9,750 shares and 65,250 shares, respectively, of Class A Common Stock at prices ranging from $1.56 to $2.91 per share. These options were granted at the market price on the date next preceding the date of grant.

4. Capital Stock:

In May of 1997, the Company raised $1,315,976, net of issuance costs of $284,024 ($162,024 of which related to the value ascribed to warrants issued) through the placement of 80,000 shares of Series D Preferred Stock pursuant to Regulation D of the Act. The Series D Preferred Stock has a stated value of $20 per share, which accrues dividends payable quarterly in cash at 6% per annum.

Any unpaid dividends become due on the date conversion takes place. The Series D Preferred Stock ranks senior to the Company's common stock and junior to the Series A, B and C Preferred Stock. Series D Preferred Stock is convertible by the holder, in increments, into the Company's Class A common stock based on the market price of the Company's Class A common stock at the time of conversion. Conversion can occur at the earlier of 75 days after the original issue date or the date the Securities and Exchange Commission declares a registration statement, filed to register the Class A common stock received upon conversion, effective.

The Series D Preferred Stock is convertible at the lesser of $1.35 per share or 80%, as adjusted, of the average of the fair value of the Class A common stock for the five days prior to the conversion date. In the event of any conversion, by a holder or holders, would exceed 20% of the total number of shares of Class A common stock then outstanding, the holder has the option to convene a meeting to obtain shareholder approval or require the Company to redeem the number of shares of Series D Preferred Stock that are in excess of 20%. The Series C and Series D Preferred Stock may be redeemed for cash under certain circumstances.


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

The Wave System consists of many individually distributed processors (the "WaveMeter"). These devices decrypt content on demand from end users. The WaveMeter is a proprietary application-specific integrated circuit, mounted on a printed circuit board, or used as an add-in device in a stand-alone PC. The WaveMeter allows transactions to occur without the expense of a real-time network connection for every transaction. The WaveMeter securely stores electronic funds and batched information about the usage of electronic content to be securely transmitted to a central transaction processing center ("WaveNet"). WaveNet manages encryption and decryption keys, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and can provide user and usage data to electronic content owners. The Wave System is compatible with existing content delivery systems such as CD-ROM, the Internet and Direct Broadcast Satellite.

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

The Company's strategy is to achieve broad market acceptance of the Wave System as a standard platform for commerce in electronic content. To achieve this goal the Company pursues strategic relationships with manufacturers of personal computers and companies involved in electronic content commerce. Wave also promotes the use of the Wave System by electronic content owners, particularly among developers and distributors of entertainment and educational software. The compatibility with the Web provides the foundation for the broad acceptance of the Wave System. The Company views the acceptance by developers, distributors and consumers of entertainment and educational software as an important factor in the development of a broad installed base of WaveMeters. The Company further believes that once there is a broad installed base of WaveMeters, electronic content owners from other market segments are likely to be attracted to the Wave System.

Since the end of the second quarter, the Company furthered its goal of achieving broad market acceptance of the Wave System by entering into strategic relationships. The Company and Aladdin Knowledge Systems, Ltd. ("Aladdin") closed a licensing agreement whereby in return for an equity position in Wave, Aladdin licensed its proprietary persistent encryption technology. The Company believes that the incorporation of this technology into the Wave System will facilitate the commerce in electronic content on a pay-per-use basis. The Company also has set the groundwork for the acceptance of the Wave System in Europe. In July, the Company entered into a joint venture with Internet
Technology Group, Plc. Pursuant to this agreement, Wave licensed certain elements of the Wave System to a joint venture company, Global Wave, Ltd., to promote the use of the Wave System in Europe.

The Company intends to continue to pursue strategic relationships with hardware manufacturers, including personal computer manufacturers, and companies involved in the commerce of electronic content both in North America and overseas. The development of WINPublish and WINPurchase services and the Great Stuff Network site, provide innovative alternatives for the distribution of electronic content on the Web.

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


Results of Operations

Three Months Ended June 30, 1997 and 1996

Research and development expenses for the three months ended June 30, 1997 were $910,395, as compared to $810,994 for the comparable period of 1996. The increase in research and development expenses was primarily attributable to the costs associated with the design and development of the Company's proprietary integrated circuit technology, including non-recurring engineering costs and prototype purchases, and the costs associated with the design and development of WaveNet.

Selling, general and administrative expense for the three months ended June 30, 1997 were $1,677,959, as compared to $1,646,654 for the comparable period of 1996. The slight increase in selling, general and administrative expenses was primarily attributable to an increase in personnel and other related costs associated with the development and marketing of new applications of the Company's technology.

Interest income for the three months ended June 30, 1997 was $11,216, as compared to $49,906 for the comparable period of 1996. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets. The increase in interest expense is related to the Company's $465,000 note payable to Southeast Interactive Technology Fund I, LLC.

Due to the reasons set forth above, the Company's net loss for the three months ended June 30, 1997 was $2,586,403 as compared to $2,407,879 for the comparable period of 1996.


Six Months Ended June 30, 1997 and 1996

Research and development expenses for the six months ended June 30, 1997 were $1,915,179, as compared to $1,721,291 for the comparable period of 1996. The increase in research and development expenses was primarily attributable to the costs associated with the design and development of the Company's proprietary integrated circuit technology, including non-recurring engineering costs and prototype purchases, and the costs associated with the design and development of WaveNet.

Selling, general and administrative expense for the six months ended June 30, 1997 were $3,266,701, as compared to $2,632,104 for the comparable period of 1996. The increase in selling, general and administrative expenses was primarily attributable to an increase in personnel and other related costs associated with the development and marketing of new applications of the Company's technology.

Interest income for the six months ended June 30, 1997 was $37,098, as compared to $115,689 for the comparable period of 1996. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets. The increase in interest expense is related to the Company's $465,000 note payable to Southeast Interactive Technology Fund I, LLC.

Due to the reasons set forth above, the Company's net loss for the six months ended June 30, 1997 was $5,164,663 as compared to $4,236,695 for the comparable period of 1996.


Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations since its inception, and, as of June 30, 1997, had a deficit accumulated during the development stage of $36,591,332 and a stockholders' deficit of $1,267,905. The Company has financed its operations through June 30, 1997 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, and the private placement of 350 shares of Series B Preferred Stock , 150,000 shares of Series C Convertible Preferred Stock and 80,000 shares of Series D Convertible Preferred Stock for an aggregate amount of $8,100,000 (before deduction of expenses incurred in connection therewith). In addition, the Company has attempted to contain costs and reduce cash flow requirements by using consultants and compensating key employees, consultants, suppliers and other vendors with Common Stock and options to purchase Common Stock.

At June 30, 1997, the Company had approximately $907,000 in cash and cash equivalents. The Company held no marketable securities at June 30, 1997. At December 31, 1996, the Company had approximately $4,064,000 in cash and cash equivalents and held no marketable securities. The decrease in cash and cash equivalents is attributable to the net cash used in operations. At June 30, 1997, the Company had a deficit in working capital of approximately $63,000 The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 1997 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out. On October 19, 1997 the Company's Series A Cumulative Redeemable Preferred Stock becomes mandatorily redeemable for a total amount of $450,000 plus accumulated interest.

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

In order to reduce these uncertainties, the Company is currently evaluating financing options and may therefore elect to raise additional capital, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and insure the continued development of the Company's technology, products and services.

The Company presently has no material commitments for capital expenditures. However, in order to bring the Wave System to market, the Company anticipates spending additional amounts on inventory items such as computer chips and boards, additional hardware, and related materials. Such spending will vary based on the Company's performance.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 27, 1997 a complaint alleging breach of contract, among other related claims, was filed against the Company by Carl A. Artopoeus and Artopoeus Capital Management (collectively, "Artopeous") with the Sacramento Superior Court in Sacramento, California in connection with the engagement of Artopeous by the Company to arrange financing. No hearing has been set nor have any processes been served.

Item 2. Changes in Securities

On May 30, 1997 the Company issued 80,000 shares of newly created Series D Convertible Preferred Stock, at a price of $20 per share, for an aggregate of $1,600,000. The shares were sold to one accredited investor (the "Investor") pursuant to Regulation D promulgated under the Securities Act of 1933. The Series D Convertible Preferred Stock is convertible into the Class A Common Stock of the Company at an effective conversion price of the lower of (i) $1.35, or (ii) 80% of the average closing bid price on the Nasdaq National Market System of the Company's Class A Common Stock for the five trading days immediately preceding the date the Investor converts the Series D Convertible Preferred Stock.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 13, 1997
                               WAVE SYSTEMS CORP.
                               (Registrant)


                               By:/s/Peter J. Sprague
                                  --------------------------------------------
                               Name:     Peter J. Sprague
                               Title:    Chairman, Chief Executive Officer
                                        (Principal Financial Officer and Duly
                                         Authorized Officer of the Registrant)