Form 10-Q
period 1997-09-30
WAVE SYSTEMS CORP
filed 1997-11-19
CIK 919013

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Yes  [ X ]   No  [   ]


         The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997: 18,591,089 shares of Class A Common Stock and 4,562,641 shares of Class B Common Stock.






PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
                     Condensed Consolidated Balance Sheets


                                                   September 30,   December 31,
                    ASSETS                             1997            1996
                                                   -------------   -------------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                         $   341,354     $ 4,064,324
  Prepaid expenses and other receivables                 15,900          70,358
                                                   -------------   -------------
          Total current assets                          357,254       4,134,682


Property, equipment, and leasehold improvements
  less accumulated depreciation and amortization
  of $880,659 in 1997 and $622,356 in 1996              978,831         934,798
Goodwill, net of accumulated amortization of
  $39,686 in 1996                                            -          912,752
Other assets                                             97,500         254,987
                                                   -------------   -------------
                                                    $ 1,433,585     $ 6,237,219
                                                   =============   =============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses             $   872,595     $   937,163
  Deferred revenue                                    1,025,000              -
                                                   -------------   -------------
          Total current liabilities                   1,897,595         937,163
                                                   -------------   -------------

Note Payable                                            499,327         465,500
                                                   -------------   -------------

Preferred Stock:
  Series A Cumulative  Redeemable  Preferred Stock,
   $0.01 par value; 360 shares issued and
   outstanding in 1997 and 1996; involuntary
   liquidation value $464,433                           464,433         432,334
  Series B Cumulative Convertible Preferred Stock,
   $0.01 par value; 350 shares issued and out-
   standing in 1996                                          -          195,520
  Series C Cumulative Convertible Preferred Stock,
   $0.01 par value; 0 shares and 31,000 shares
   issued and outstanding in 1997 and 1996;
   involuntary liquidation value $638,600                    -        2,647,742
  Series D Cumulative Convertible Preferred Stock,
   $0.01 par value; 43,500 shares and 80,000
   shares issued and outstanding in 1997 and
   1996; involuntary liquidation value $874,350         874,350               -
                                                   -------------   -------------
          Total Preferred Stock                       1,338,783       3,275,596
                                                   -------------   -------------

Stockholders' equity (deficit):
 Preferred stock, $0.01 par value, Authorized
  2,000,000 shares:
    360 shares issued and outstanding as Series
     A Cumulative Redeemable Preferred Stock                 -               -
    31,000 shares issued and outstanding as
     Series C Cumulative Convertible Preferred
     Stock                                                   -               -
    80,000 shares issued and outstanding as
     Series D Cumulative Convertiible Preferred
     Stock                                                   -               -
 Common stock, $0.01 par value, Authorized
  50,000,000  shares as Class A; 18,591,089
  issued and outstanding at September
  30, 1997;
  11,582,086 at December 31, 1996                       185,910         115,821
 Common stock, $0.01 par value, Authorized
  13,000,000  shares as Class B; 4,562,641
  issued and  outstanding at September
  30, 1997;
  6,208,141 at December 31, 1996                         45,626          62,081
 Capital in excess of par value                      38,705,134      33,052,432
 Deficit accumulated during the development stage   (40,981,096)    (31,426,669)
 Less: Note receivable from stockholder, includ-
  ing accrued interest of $84,519 in 1997 and
  $71,530 in 1996                                      (257,694)       (244,705)
                                                   -------------   -------------
          Total stockholders' equity (deficit)       (2,302,120)      1,558,960
                                                   -------------   -------------
                                                    $ 1,433,585     $ 6,237,219

See accompanying notes to unaudited condensed consolidated financial statements.




                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                                                                       Period From
                                              Three Months                   Nine Months               February 12,
                                                 Ended                          Ended                1988 (Inception)
                                              September 30,                 September 30,                Through
                                        ------------------------       -----------------------        September 30,
                                           1997          1996             1997         1996               1997
                                        ----------    ----------       ----------   ----------      ----------------

Revenues                                $    4,097    $       -        $    6,645   $    1,458      $         8,103
                                        ----------    ----------       ----------   ----------      ----------------
Operating expenses:
 Selling, general, and administrative    1,457,363     1,086,126        4,724,064    3,718,230           24,275,420
 Research and development                2,163,538       832,409        4,078,717    2,553,700           16,580,402
 Goodwill writeoff                         769,886            -           769,886           -               769,886
                                        ----------    ----------       ----------   ----------      ----------------
                                         4,390,787     1,918,535        9,572,667    6,271,930           41,625,708
                                        ----------    ----------       ----------   ----------      ----------------

Interest income                              8,324        54,091           45,422      169,780            1,048,472
Interest expense                           (11,398)           -           (33,827)        (447)            (424,683)
Other income                                    -             -                -            -                12,720
                                        ----------    ----------       ----------   ----------      ----------------
                                            (3,074)       54,091           11,595      169,333              636,509
                                        ----------    ----------       ----------   ----------      ----------------

Net loss                                (4,389,764)   (1,864,444)      (9,554,427)  (6,101,139)         (40,981,096)

Accrued dividends on preferred stock
 (including accretion of assured
 incremental yield on Series D preferred
 stock of $1,122,743 for nine month
 period ended September 30, 1997)           20,000       102,882        1,877,469      143,032            2,872,981
                                        ----------    ----------       ----------   ----------      ----------------
Net loss to common stockholders         (4,409,764)   (1,967,326)     (11,431,896)  (6,244,171)         (43,854,077)

Weighted average number of common
 shares outstanding during the period   21,539,324    14,613,419       19,560,212   14,402,309            9,378,210

Loss per common share                   $   (0.205)   $   (0.135)      $   (0.584)  $   (0.434)     $        (4.676)
                                        ==========    ==========       ==========   ==========      ================

See accompanying notes to unaudited condensed consolidated financial statements.




                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                       Period From
                                                           Nine Months                 February 12,
                                                              Ended                  1988(Inception)
                                                          September 30,                  Through
                                                  ----------------------------        September 30,
                                                       1997          1996                  1997
                                                  -------------  -------------       ---------------
Cash flows from operating activities:
 Net loss                                         $ (9,554,427)  $ (6,101,139)       $  (40,981,096)
 Adjustments to reconcile net loss to net
   used in operating activities:
     Depreciation and amortization                     401,479        194,161             1,102,153
     Goodwill writeoff                                 769,886             -                769,886
     Reserve for short-term loans to affiliate              -         763,601             1,672,934
     Accrued interest on marketable securities              -         (42,224)             (106,962)
     Noncash expenses:
      Common stock issued in connection with
       License and Cross-License Agreement                  -              -              1,124,960
      Common stock issued for services rendered
       and additional interest on borrowings           226,425        104,010             2,597,987
      Accrued interest on note payable                  33,827                               43,327
      Preferred stock issued for services rendered          -              -                265,600
      Warrants issued for technology                   250,000                              250,000
      Compensation associated with issuance of
       stock options                                        -              -                399,740
      Amortization of deferred compensation                 -              -                398,660
      Amortization of discount on notes payable             -              -                166,253
      Common stock issued by principal stockholder
       for services rendered                                -              -                565,250
     Changes in assets and liabilities:
      Increase in accrued interest on note
       receivable                                      (12,989)       (12,987)              (84,519)
      Increase in inventories                               -        (300,964)
      Decrease (increase) in prepaid expenses and
       other receivables                                54,458        114,319               (15,900)
      Decrease (increase) in other assets              157,487         (3,590)             (112,416)
      (Decrease) increase in accounts payable and
       accrued expenses                                (64,568)      (525,128)            1,010,107
      Increase in deferred revenues                  1,025,000             -              1,025,000
                                                  -------------  -------------       ---------------
Net cash used in operating activities               (6,713,422)    (5,809,941)          (29,909,036)
                                                  -------------  -------------       ---------------

Cash flows from investing activities:
 Acquisition of property, equipment, & leasehold
  improvements                                        (302,447)      (151,076)           (1,853,259)
 Short-term loans to affiliate                              -        (763,601)           (1,672,934)
 Organizational costs                                       -              -                (14,966)
 Redemption of marketable securities                        -       5,000,000            27,653,731
 Purchase of marketable securities                          -      (2,999,257)          (27,546,769)
                                                  -------------  -------------       ---------------
Net cash (used in) provided by investing activities   (302,447)     1,086,066            (3,434,197)
                                                  -------------  -------------       ---------------

Cash flows from financing activities:
 Net proceeds from issuance of common stock          1,814,899        291,010            24,386,481
 Net proceeds from issuance of Series B Preferred
  Stock                                                     -       3,214,026             5,950,027
 Net proceeds from issuance of Series D Preferred
  Stock                                              1,478,000                            1,478,000
 Sale of warrants                                           -              -                      4
 Note receivable from stockholder                           -              -               (173,175)
 Proceeds from notes payable and warrants to
  stockholders                                              -              -              2,083,972
 Repayments of notes payable to stockholders                -              -             (1,069,972)
 Proceeds from notes payable and warrants                   -              -              1,284,250
 Repayments of notes payable                                -              -               (255,000)
 Advances from stockholder                                  -              -                227,598
 Repayments of advances from stockholders                   -              -               (227,598)
 Decrease in deffered offering costs                        -              -                     -
                                                  -------------  -------------       ---------------
Net cash provided by financing activities            3,292,899      3,505,036            33,684,587
                                                  -------------  -------------       ---------------

Net (decrease) increase in cash and cash
 equivalents                                        (3,722,970)    (1,218,839)              341,354
Cash and cash equivalents at beginning of
 period                                              4,064,324      2,511,928                    -
                                                  -------------  -------------       ---------------
Cash and cash equivalents at end of period        $    341,354   $  1,293,089        $      341,354

No cash was paid for interest during the nine months ended September 30, 1997 or 1996.
In May 1997, warrants valued at approximately $162,000 were issued as a placement fee for the Series D Preferred Stock.

See accompanying notes to unaudited condensed consolidated financial statements.





                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
            Condensed Consolidated Statements of Stockholders' Equity
                      Nine Months Ended September 30, 1997
                                  (Unaudited)


                                                                                             Deficit       Note
                                     Class A                 Class B           Capital     Accumulated   Receivable
                                   Common Stock            Common Stock       in Excess    During the      from
                               ---------------------  ---------------------       of       Development     Stock-
                                 Shares      Amount     Shares      Amount    Par Value       Stage       -holder       Total
                               ---------- ----------  ---------- ----------  -----------  -------------  ----------  ------------

Balance at December 31, 1996   11,582,086  $ 115,821   6,208,141  $  62,081  $33,052,432  $(31,426,669)  $(244,705)   $ 1,558,960
Exercise of options to pur-
 chase stock                       46,660        467      10,330        103      114,329                                  114,899
Conversion of Series B Pre-
 ferred stock                     117,240      1,172          -          -       198,044            -           -         199,216
Conversion of Series C Pre
 ferred stock                   2,850,439     28,504          -          -     3,046,144            -           -       3,074,648
Conversion of Series D Pre-
 ferred stock                     940,334      9,403          -          -       724,247            -           -         733,650
Shares issued for services         98,500        985          -          -       387,664            -           -         388,649
Shares and warrants issued
 for cash                       1,300,000     13,000          -          -     1,937,000            -           -       1,937,000
Accrual of interest on note
 receivable                            -          -           -          -            -             -      (12,989)       (12,989)
Accrual dividend on preferred
 stock                                 -          -           -          -      (754,726)           -           -        (754,726)
Exchange of Class B stock for
 Class A stock                  1,655,830     16,558  (1,655,830)   (16,558)          -             -           -              -
Net (loss) for nine months
 ended September 30, 1997              -          -           -          -            -     (9,554,427)         -      (9,554,427)
                               ---------- ----------  ---------- ----------  -----------  -------------  ----------  ------------
Balance at September 30,
 1997                          18,591,089  $ 185,910   4,562,641  $  45,626  $38,705,134  $(40,981,096)  $(257,694)   $(2,315,120)
                               ========== ==========  ========== ==========  ===========  =============  ==========  ============

See accompanying notes to unaudited condensed consolidated financial statements.

11

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

              Notes To Condensed Consolidated Financial Statements

                           September 30, 1997 and 1996


In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations and cash flows for the nine months ended September 30, 1997. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996, included in its Form 10-K filed in March 1997. The results of operations for the three and nine months September 30, 1997 are not necessarily indicative of the operating results for the full year.



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

3.    Stock Options and Grants:

During the quarter and nine months ended September 30, 1997, the Company granted one employee options to purchase a total of 3,665 shares and 68,915 shares, respectively of Class A Common Stock at prices ranging from $1.09 to $2.91 per share. These options were granted at the market price on the date next preceding the date of grant.

4.    Capital Stock:

In May of 1997, the Company raised $1,315,976, net of issuance costs of $284,024 $162,024 of which related to the value ascribed to warrants issued) through the placement of 80,000 shares of Series D Preferred Stock pursuant to Regulation D of the Act. The Series D Preferred Stock has a stated value of $20 per share, which accrues dividends payable quarterly in cash at 6% per annum.

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

The Series D Preferred Stock is convertible at the lesser of $1.35 per share or 80%, as adjusted, of the average of the fair value of the Class A common stock for the five days prior to the conversion date. In the event of any conversion, by a holder or holders, would exceed 20% of the total number of shares of Class A common stock then outstanding, the holder has the option to convene a meeting to obtain shareholder approval or require the Company to redeem the number of shares of Series D Preferred Stock that are in excess of 20%. The Series C and Series D Preferred Stock may be redeemed for cash under certain circumstances. The Series C Preferred Stock has been totally converted into shares of Class A common stock during the third quarter. Except for 43,500, the Series D Preferred Stock has been converted into shares of Class A common stock during the quarter.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Wave Systems Corp. ("Wave" or the "Company") is in transition from a company focused principally on research and development of new technology to a company focused on the commercialization of its technology through licensing and product sales. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development, and market testing of a system that meters the usage of electronic content ( the "Wave System"). Electronic content refers to any data, graphic software, video or audio sequence that can be digitally transmitted. Concurrent with its research and development activities, the Company has devoted increased resource to market research, market development and other related activities.

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

During the third quarter, the Company furthered its goal of achieving broad market acceptance of the Wave System by entering into strategic relationships. The Company and Aladdin Knowledge Systems, Ltd. ("Aladdin") closed a licensing agreement whereby in return for an equity position in Wave, Aladdin licensed its proprietary persistent encryption technology. The Company believes that the incorporation of this technology into the Wave System will facilitate the commerce in electronic content on a pay-per-use basis. The Company acquired a license for technology and in process research and development from Aladdin in exchange for 500,000 shares of Wave Class A common stock and warrants for the purchase of fifteen percent of the Company on a fully diluted basis. The Company estimated the value of this transaction at $1.2 million. This amount was expensed during the third quarter. This technology and license is essential to facilitate the commerce in electronic content on a pay-per-use basis. The Company also has set the groundwork for the acceptance of the Wave System in Europe. In July, the Company entered into a joint venture with Internet
Technology Group, Plc. Pursuant to this agreement, Wave licensed certain elements of the Wave System to a joint venture company, Global Wave, Ltd., to promote the use of the Wave System in Europe. The joint venture will be entirely funded by loans from ITG to Global Wave.

The Company received a payment in the amount of $1 million from ITG for certain licensed elements of the Wave System. This payment is recorded as deferred revenue. The Company could receive an additional payment of $4 million contingent upon achieving two of the four milestones required in the agreement. The Company reached one of the two milestones by executing an agreement with a hardware manufacturer. The Company executed a hardware agreement with Acotec GmbH, a German hardware manufacturer, that will include the WaveMeter on their ISDN Card in 1998.

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

On October 1, 1997 Nasdaq granted a temporary exception to certain of its initial listing requirements and listed the Company on The Nasdaq SmallCap Market. The Company was requested to provide the Hearing Panel with an executed copy of a contract with a leading domestic personal computer manufacturer on or before October 15, 1997, by which time Wave must make a public filing with the Securities and Exchange Commission and Nasdaq. The filing had to include a balance sheet demonstrating pro forma net tangible assets of $5.5 million or more as well as compliance with all initial inclusion requirements for The Nasdaq SmallCap Market, other than minimum bid price. On October 24, 1997, the Company received a letter from Nasdaq stating Wave did not meet the terms of the Panel's decision. The Panel determined to delist the Company's securities from The Nasdaq SmallCap Market effective with the close of business on October 24, 1997. The Company currently trades on the Over-The-Counter Bulletin Board (OTC).



Results of Operations

Three Months Ended September 30, 1997 and 1996
Research and development expenses for the three months ended September 30, 1997 were $2,163,538, as compared to $832,409 for the comparable period of 1996. The increase in research and development expenses was primarily attributable to the costs associated with the design and development of the Company's proprietary integrated circuit technology, including non-recurring engineering costs and prototype purchases, cost of the Alanddin technology and the costs associated with the design and development of WaveNet.

Selling, general and administrative expense for the three months ended September 30, 1997 were $1,457,363, as compared to $1,086,126 for the comparable period of 1996. The increase in selling, general and administrative expenses was primarily attributable to an increase in personnel cost and other related costs associated with the development, marketing, trade shows and new applications of the Company's technology.

The Company wrote-off the goodwill in the amount of $769,886 during the third quarter. The Company recognized the increased uncertainty as to the recoverability of goodwill arising from the acquisition of Wave Interactive Network (WIN).

Interest income for the three months ended September 30, 1997 was $8,324, as compared to $54,091 for the comparable period of 1996. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets. The increase in interest expense is related to the Company's $465,000 note payable to Southeast Interactive Technology Fund I, LLC.

Due to the reasons set forth above, the Company's net loss for the three months ended September 30, 1997 was $4,389,764 as compared to $1,864,444 for the comparable period of 1996.



Nine Months Ended September 30, 1997 and 1996
Research and development expenses for the nine months ended September 30, 1997 were $4,078,717, as compared to $2,553,700 for the comparable period of 1996. The increase in research and development expenses was primarily attributable to the costs associated with the design and development of the Company's proprietary integrated circuit technology, including non-recurring engineering costs and prototype purchases, cost of the Alanddin technology and the costs associated with the design and development of WaveNet.

Selling, general and administrative expense for the nine months ended September 30, 1997 were $4,724,064 as compared to $3,718,230 for the comparable period of 1996. The increase in selling, general and administrative expenses was primarily attributable to an increase in personnel cost and other related costs associated with the development, marketing, trade shows and new applications of the Company's technology.

The Company wrote-off the goodwill in the amount of $769,886 during the third quarter. The Company recognized the increased uncertainty as to the recoverability of goodwill arising from the acquisition of Wave Interactive Network (WIN).

Interest income for the nine months ended September 30, 1997 was $45,422, as compared to $169,780 for the comparable period of 1996. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets. The increase in interest expense is related to the Company's $465,000 note payable to Southeast Interactive Technology Fund I, LLC.

Due to the reasons set forth above, the Company's net loss for the nine months ended September 30, 1997 was $9,554,427 as compared to $6,101,139 for the comparable period of 1996.



Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations since its inception, and, as of September 30, 1997, had a deficit accumulated during the development stage of $40,981,096 and a stockholders' deficit of $2,302,120. The Company has financed its operations through September 30, 1997 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, and the private placement of 350 shares of Series B Preferred Stock , 150,000 shares of Series C Convertible Preferred Stock and 80,000 shares of Series D Convertible Preferred Stock for an aggregate amount of $8,100,000 (before deduction of expenses incurred in connection therewith). In addition, the Company has attempted to contain costs and reduce cash flow requirements by using consultants and compensating key employees, consultants, suppliers and other vendors with Common Stock and options to purchase Common Stock.

At September 30, 1997, the Company had approximately $340,000 in cash and cash equivalents. The Company held no marketable securities at September 30, 1997. At December 31, 1996, the Company had approximately $4,064,000 in cash and cash equivalents and held no marketable securities. The decrease in cash and cash equivalents is attributable to the net cash used in operations. At September 30, 1997, the Company had a deficit in working capital of approximately $1,540,341. The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1997 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out. On October 19, 1997 the Company's Series A Cumulative Redeemable Preferred Stock became mandatorily redeemable for a total amount of $468,000. However, this amount has not been paid.


On September 16, 1997, the Company issued 800,000 shares of the Company's Class A Common Stock, par value $.01 ("Class A Common Stock"), and warrants to purchase 140,000 shares of Class A Common Stock, which may be exercised at an exercise price equal to $1.00, for an aggregate purchase price of $800,000 pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), to six accredited investors.

On October 9, 1997 the Company issued 112,500 shares of newly created Series F Convertible Preferred Stock, par value $.01 ("Series F Convertible Preferred Stock"), at a price of $20 per share, for an aggregate purchase price of $2,250,000. The shares were sold to one (1) accredited investor pursuant to Regulation D promulgated under the Act. The Series F Convertible Preferred Stock is convertible into the Class A Common Stock at an effective conversion price of the lower of (a) $1.05 and (b) 80% of the average of the five (5) lowest trading prices of the Class A Common Stock during (x) a day on which the Class A Common Stock is traded on The Nasdaq National Market or The Nasdaq SmallCap Market or principal national securities exchange or market on which the Class A Common Stock has been listed, or (y) if the Class A Common Stock is not listed on The Nasdaq National Market or The Nasdaq SmallCap Market or any stock exchange or market, a day on which the Class A Common Stock is traded in the over-the-counter market, as reported by the OTC Bulletin Board, or (z) if the Class A Common Stock is not quoted on the OTC Bulletin Board, a day on which the Class A Common Stock is quoted in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices) ("Trading Days"), as reported by Bloomberg Information Services, Inc. during the ten (10) Trading Days immediately preceding the Conversion Date, as defined in the Certificate of Designation of the Series F Convertible Preferred Stock.

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



PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 27, 1997 a complaint alleging breach of contract, among other related claims, was filed against the Company by Carl A. Artopoeus and Artopoeus Capital Management (collectively, "Artopeous") with the Sacramento Superior Court in Sacramento, California in connection with the engagement of Artopeous by the Company to arrange financing. The action has been removed to the Federal Court, Eastern District of California. A hearing has been set for January 1998.

Item 2. Changes in Securities

On September 16, 1997, the Company issued 800,000 shares of the Company's Class A Common Stock, par value $.01 ("Class A Common Stock"), and warrants to purchase 140,000 shares of Class A Common Stock, which may be exercised at an exercise price equal to $1.00, for an aggregate purchase price of $800,000 pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), to six accredited investors.

On October 9, 1997 the Company issued 112,500 shares of newly created Series F Convertible Preferred Stock, par value $.01 ("Series F Convertible Preferred Stock"), at a price of $20 per share, for an aggregate purchase price of $2,250,000. The shares were sold to one (1) accredited investor pursuant to Regulation D promulgated under the Act. The Series F Convertible Preferred Stock is convertible into the Class A Common Stock at an effective conversion price of the lower of (a) $1.05 and (b) 80% of the average of the five (5) lowest trading prices of the Class A Common Stock during (x) a day on which the Class A Common Stock is traded on The Nasdaq National Market or The Nasdaq SmallCap Market or principal national securities exchange or market on which the Class A Common Stock has been listed, or (y) if the Class A Common Stock is not listed on The Nasdaq National Market or The Nasdaq SmallCap Market or any stock exchange or market, a day on which the Class A Common Stock is traded in the over-the-counter market, as reported by the OTC Bulletin Board, or (z) if the Class A Common Stock is not quoted on the OTC Bulletin Board, a day on which the Class A Common Stock is quoted in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices) ("Trading Days"), as reported by Bloomberg Information Services, Inc. during the ten (10) Trading Days immediately preceding the Conversion Date, as defined in the Certificate of Designation of the Series F Convertible Preferred Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on July 17, 1997, the Company's stockholders elected the following six person to one-year terms. No director received less than 98% of the total votes cast (17,277,291): Peter J. Sprague ("For" -- 17,024,964, "Withheld" -- 252,327); John E. Bagalay, Jr., Ph.D ("For" -- 17,064,664, "Withheld" -- 192,627); Philippe Bertin ("For" --
17,065,214,   "Withheld"  --  212,077);  George  Gilder  ("For"  --  17,069,964,
"Withheld"  --  207,327);  John  E.  McConnaughy,   Jr.  ("For"  --  17,087,064,
"Withheld" -- 190,227);  and Gene W. Ray, Ph.D ("For" -- 17,062,463,  "Withheld"
-- 214,828).

The stockholders approved an amendment to the Restated Certificate of Incorporation of the Company to increase the number of shares of Class A Common Stock that the Company shall have authority to issue from 25 million to 50 million shares. Total votes "For" were 16,353,327; total votes "Against" were 789,454; total abstentions were 134,510; and total broker non-votes were zero.

The stockholders approved an amendment to the Company's 1994 Stock Option Plan to increase the number of shares of Class A Common Stock reserved for issuance thereunder by 1,000,000 shares. Total votes "For" were 6,454,613; total votes "Against" were 915,042; total abstentions were 122,425; and total broker non-votes were 9,785,211.

The stockholders also approved the Company's 1996 Performance Stock Option Plan to reserve 800,000 shares of Class A Common Stock to be issued to employees, consultants or others. Total votes "For" were 6,622,628; total votes "Against" were 749,417; total abstentions were 120,035; and total broker non-votes were 9,785,211.

The stockholders approved a proposal to permit the issuance to the holder of the outstanding shares of Series C Convertible Preferred Stock and the Series D Convertible Preferred Stock that number of shares of Class A Common Stock that equals or exceeds 20% of that number of shares of outstanding common stock of the Company as at December 27, 1996 or May 30, 1997. Total votes "For" were 6,316,347; total votes "Against" were 1,027,397; total abstentions were 148,336; and total broker non-votes were 9,785,211.

Lastly, the stockholders ratified the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the current fiscal year. Total votes "For" were 16,935,235; total votes "Against" were 240,900; total abstentions were 101,156; and total broker non-votes were zero.








                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 19, 1997

                       WAVE SYSTEMS CORP.
                       (Registrant)


                       By:     /s/ Peter J. Sprague
                          --------------------------------------------
                       Name:    Peter J. Sprague
                       Title:   Chairman, Chief Executive Officer
                                 (Principal Financial Officer and Duly
                                 Authorized Officer of the Registrant)




THE ENCLOSED FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF WAVE SYSTEMS CORP. FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.