Form 10-Q/A
period 1997-09-30
WAVE SYSTEMS CORP
filed 1998-03-30
CIK 919013

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q/A


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


                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
                     Condensed Consolidated Balance Sheets


                                                   September 30,   December 31,
                    ASSETS                             1997            1996
                                                   -------------   -------------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                         $   341,354     $ 4,064,324
  Prepaid expenses and other receivables                 15,900          70,358
                                                   -------------   -------------
          Total current assets                          357,254       4,134,682


Property, equipment, and leasehold improvements
  less accumulated depreciation and amortization
  of $880,659 in 1997 and $622,356 in 1996              978,831         934,798
Goodwill, net of accumulated amortization of
  $39,686 in 1996                                            -          912,752
Other assets                                             97,500         254,987
                                                   -------------   -------------
                                                    $ 1,433,585     $ 6,237,219
                                                   =============   =============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses             $   872,595     $   937,163
  Deferred revenue                                    1,025,000              -
                                                   -------------   -------------
          Total current liabilities                   1,897,595         937,163
                                                   -------------   -------------

Note Payable                                            499,327         465,500
                                                   -------------   -------------

Preferred Stock:
  Series A Cumulative  Redeemable  Preferred Stock,  $0.01 par value; 360 shares issued and outstanding in 1997 and 1996;
   involuntaryliquidation value $464,433                464,433         432,334
  Series B Cumulative Convertible Preferred Stock,
   $0.01 par value; 350 shares issued and out-
   standing in 1996                                          -          195,520
  Series C Cumulative Convertible Preferred Stock,
   $0.01 par value; 0 shares and 31,000 shares
   issued and outstanding in 1997 and 1996;
   involuntary liquidation value $638,600                    -        2,647,742
  Series D Cumulative Convertible Preferred Stock,
   $0.01 par value; 43,500 shares and 80,000
   shares issued and outstanding in 1997 and
   1996; involuntary liquidation value $874,350         874,350               -
                                                   -------------   -------------
          Total Preferred Stock                       1,338,783       3,275,596
                                                   -------------   -------------

Stockholders' equity (deficit):
 Preferred stock, $0.01 par value, Authorized
  2,000,000 shares:
    360 shares issued and outstanding as Series
     A Cumulative Redeemable Preferred Stock                 -               -
    31,000 shares issued and outstanding as
     Series C Cumulative Convertible Preferred
     Stock                                                   -               -
    80,000 shares issued and outstanding as
     Series D Cumulative Convertiible Preferred
     Stock                                                   -               -
 Common stock, $0.01 par value, Authorized
  50,000,000  shares as Class A; 18,591,089
  issued and outstanding at September
  30, 1997; 11,582,086 at December 31, 1996             185,910         115,821
 Common stock, $0.01 par value, Authorized
  13,000,000  shares as Class B; 4,562,641
  issued and  outstanding at September
  30, 1997; 6,208,141 at December 31, 1996               45,626          62,081
 Capital in excess of par value                      41,394,134       33,052,432
 Deficit accumulated during the development stage   (43,670,096)     (31,426,669)
 Less: Note receivable from stockholder, includ-
  ing accrued interest of $84,519 in 1997 and
  $71,530 in 1996                                      (257,694)       (244,705)
                                                   -------------   -------------
          Total stockholders' equity (deficit)       (2,302,120)      1,558,960
                                                   -------------   -------------
                                                    $ 1,433,585     $ 6,237,219

See accompanying notes to unaudited condensed consolidated financial statements.




                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                                                                            Period From
                                              Three Months                        Nine Months               February 12,
                                                 Ended                               Ended                1988 (Inception)
                                              September 30,                      September 30,                Through
                                        ------------------------            -----------------------        September 30,
                                           1997              1996              1997            1996            1997
                                        ----------        ----------        ----------      ----------   ----------------

Revenues                                $    4,097        $       -         $    6,645      $    1,458   $         8,103
                                        ----------        ----------        ----------      ----------   ----------------
Operating expenses:
 Selling, general, and administrative    1,457,363         1,086,126         4,724,064       3,718,230        24,275,420
    Aladdin license and in process
   research and development expense       3,889,000                -          3,889,000              -         3,889,000
 Research and development                  963,538           832,409         2,878,717       2,553,700        15,380,402
 Goodwill writeoff                         769,886                -            769,886              -            769,886
                                        ----------        ----------        ----------      ----------   ----------------
                                         7,079,787         1,918,535         12,261,667       6,271,930       44,314,708
                                        ----------        ----------        ----------      ----------   ----------------

Interest income                              8,324            54,091            45,422         169,780         1,048,472
Interest expense                           (11,398)               -            (33,827)           (447)         (424,683)
Other income                                    -                 -                 -               -             12,720
                                        ----------        ----------        ----------      ----------   ----------------
                                            (3,074)           54,091            11,595          169,333           636,509
                                        ----------        ----------        ----------      ----------   ----------------
Net loss                                (7,078,764)       (1,864,444)       (12,243,427)     (6,101,139)      (43,670,096)

Accrued dividends on preferred stock (
 including accretion of assured incremental yield on Series D preferred stock of $1,122,743 for nine month period ended
 September 30, 1997)

                                            20,000          102,882           1,877,469         143,032         2,872,981
                                        ----------        ----------         ----------      ----------   ----------------
Net loss to common stockholders         (7,098,764)      (1,967,326)        (14,120,896)      (6,244,171)     (46,543,077)

Weighted average number of common
 shares outstanding during the period   21,539,324       14,613,419          19,560,212      14,402,309         9,378,210

Loss per common share                   $   (0.330)      $   (0.135)          $   (0.722)     $   (0.434)  $        (4.963)
                                        ==========       ==========           ==========      ==========   ===============

See accompanying notes to unaudited condensed consolidated financial statements.




                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                            Period From
                                                           Nine Months                      February 12,
                                                              Ended                       1988(Inception)
                                                          September 30,                       Through
                                                  ----------------------------             September 30,
                                                       1997                1996                 1997
                                                  -------------        -------------      ---------------
Cash flows from operating activities:
 Net loss                                     $    (12,243,427)        $ (6,101,139)     $   (43,670,096)
 Adjustments to reconcile net loss to net
   used in operating activities:
     Depreciation and amortization                     401,479              194,161            1,102,153
     Goodwill writeoff                                 769,886                   -               769,886
     Reserve for short-term loans to affiliate              -               763,601            1,672,934
     Accrued interest on marketable securities              -               (42,224)            (106,962)
     Noncash expenses:
      Common stock issued in connection with
       License and Cross-License Agreement                  -                    -             1,124,960
      Common stock issued for services rendered
       and additional interest on borrowings           226,425              104,010            2,597,987
      Accrued interest on note payable                  33,827                                    43,327
      Preferred stock issued for services rendered          -                    -               265,600
      Warrants issued   to Aladdin                   2,939,000                                  2,939,000
      Compensation associated with issuance of
       stock options                                        -                    -               399,740
      Amortization of deferred compensation                 -                    -               398,660
      Amortization of discount on notes payable             -                    -               166,253
      Common stock issued by principal stockholder
       for services rendered                                -                    -               565,250
     Changes in assets and liabilities:
      Increase in accrued interest on note
       receivable                                      (12,989)             (12,987)             (84,519)
      Increase in inventories                               -              (300,964)
      Decrease (increase) in prepaid expenses and
       other receivables                                54,458              114,319              (15,900)
      Decrease (increase) in other assets              157,487               (3,590)            (112,416)
      (Decrease) increase in accounts payable and
       accrued expenses                                (64,568)            (525,128)           1,010,107
      Increase in deferred revenues                  1,025,000                   -             1,025,000
                                                  -------------        -------------      ---------------
Net cash used in operating activities               (6,713,422)          (5,809,941)         (29,909,036)
                                                  -------------        -------------      ---------------

Cash flows from investing activities:
 Acquisition of property, equipment, & leasehold
  improvements                                        (302,447)            (151,076)          (1,853,259)
 Short-term loans to affiliate                              -              (763,601)          (1,672,934)
 Organizational costs                                       -                    -               (14,966)
 Redemption of marketable securities                        -             5,000,000           27,653,731
 Purchase of marketable securities                          -            (2,999,257)         (27,546,769)
                                                  -------------        -------------      ---------------
Net cash (used in) provided by investing activities   (302,447)           1,086,066           (3,434,197)
                                                  -------------        -------------      ---------------

Cash flows from financing activities:
 Net proceeds from issuance of common stock          1,814,899              291,010           24,386,481
 Net proceeds from issuance of Series B Preferred
  Stock                                                     -             3,214,026            5,950,027
 Net proceeds from issuance of Series D Preferred
  Stock                                              1,478,000                                 1,478,000
 Sale of warrants                                           -                    -                     4
 Note receivable from stockholder                           -                    -              (173,175)
 Proceeds from notes payable and warrants to
  stockholders                                              -                    -             2,083,972
 Repayments of notes payable to stockholders                -                    -            (1,069,972)
 Proceeds from notes payable and warrants                   -                    -             1,284,250
 Repayments of notes payable                                -                    -              (255,000)
 Advances from stockholder                                  -                    -               227,598
 Repayments of advances from stockholders                   -                    -              (227,598)
 Decrease in deffered offering costs                        -                    -                    -
                                                  -------------        -------------      ---------------
Net cash provided by financing activities            3,292,899            3,505,036           33,684,587
                                                  -------------        -------------      ---------------

Net (decrease) increase in cash and cash
 equivalents                                        (3,722,970)          (1,218,839)             341,354
Cash and cash equivalents at beginning of
 period                                              4,064,324            2,511,928                   -
                                                  -------------        -------------      ---------------
Cash and cash equivalents at end of period        $    341,354         $  1,293,089       $      341,354

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



                                    Class A                Class B            Capital
                                  Common Stock           Common Stock        in Excess
                              --------------------- ---------------------        of
                                Shares      Amount    Shares      Amount     Par Value
                              ---------- ---------- ---------- ----------   -----------

Balance at December 31, 1996  11,582,086  $ 115,821  6,208,141  $  62,081   $33,052,432
Exercise of options to pur-
 chase stock                      46,660        467     10,330        103       114,329
Conversion of Series B Pre-
 ferred stock                    117,240      1,172         -          -        198,044
Conversion of Series C Pre
 ferred stock                  2,850,439     28,504         -          -      3,046,144
Conversion of Series D Pre-
 ferred stock                    940,334      9,403         -          -        724,247
Shares issued for services        98,500        985         -          -        387,664
Shares and warrants issued
 for cash    and technology    1,300,000     13,000         -          -      4,626,000
Accrual of interest on note
 receivable                           -          -          -          -             -
Accrual dividend on preferred
 stock                                -          -          -          -       (754,726)
Exchange of Class B stock for
 Class A stock                 1,655,830     16,558 (1,655,830)   (16,558)           -
Net (loss) for nine months
 ended September 30, 1997             -          -          -          -             -
                              ---------- ---------- ---------- ----------   -----------
Balance at September 30,
 1997                         18,591,089  $ 185,910  4,562,641  $  45,626   $41,394,134
                              ========== ========== ========== ==========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.


                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                       (a development stage corporation)
            Condensed Consolidated Statements of Stockholders' Equity
                      Nine Months Ended September 30, 1997(Continued)
                                  (Unaudited)


                                   Deficit        Note
                                 Accumulated    Receivable
                                 During the       from
                                 Development      Stock-
                                    Stage        -holder       Total
                                -------------   ----------  ------------

Balance at December 31, 1996    $(31,426,669)   $(244,705)   $ 1,558,960
Exercise of options to pur-
 chase stock                                                     114,899
Conversion of Series B Pre-
 ferred stock                             -            -         199,216
Conversion of Series C Pre
 ferred stock                             -            -       3,074,648
Conversion of Series D Pre-
 ferred stock                             -            -         733,650
Shares issued for services                -            -         388,649
Shares and warrants issued
 for cash    and technology               -            -       4,639,000
Accrual of interest on note
 receivable                               -       (12,989)       (12,989)
Accrual dividend on preferred
 stock                                    -            -        (754,726)
Exchange of Class B stock for
 Class A stock                            -            -              -
Net (loss) for nine months
 ended September 30, 1997        (12,243,427)           -     (12,243,427)
                                -------------   ----------  ------------
Balance at September 30,
 1997                            $(43,670,096)    $(257,694)$(2,315,120)
                                =============   ==========  ============

See accompanying notes to unaudited condensed consolidated financial statements.


                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

              Notes To Condensed Consolidated Financial Statements

                           September 30, 1997 and 1996

   In March, 1998, pursuant to the recommendation of its outside auditors, the Company sought a qualified valuation of the warrant issued to Aladdin Knowledge Systems, Inc. in connection with the licensing agreement. That valuation resulted in a figure significantly higher than previously believed. The Company therefore files this amendment in order to accurately reflect the financial situation as of September 30, 1997.

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

During the third quarter, the Company furthered its goal of achieving broad market acceptance of the Wave System by entering into strategic relationships. The Company and Aladdin Knowledge Systems, Ltd. ("Aladdin") closed a licensing agreement whereby in return for an equity position in Wave, Aladdin licensed its proprietary persistent encryption technology. The Company believes that the incorporation of this technology into the Wave System will facilitate the commerce in electronic content on a pay-per-use basis. The Company acquired a license for technology and in process research and development from Aladdin in exchange for 500,000 shares of Wave Class A common stock and warrants for the purchase of fifteen percent of the Company on a fully diluted basis. The Company estimated the value of this transaction at $ 3.9 million. This amount was expensed during the third quarter. This technology and license is essential to facilitate the commerce in electronic content on a pay-per-use basis. The Company also has set the groundwork for the acceptance of the Wave System in Europe. In July, the Company entered into a joint venture with Internet
Technology Group, Plc. Pursuant to this agreement, Wave licensed certain elements of the Wave System to a joint venture company, Global Wave, Ltd., to promote the use of the Wave System in Europe. The joint venture will be entirely funded by loans from ITG to Global Wave.

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



Results of Operations

Three Months Ended September 30, 1997 and 1996

Research and development expenses for the three months ended September 30, 1997 , including the Aladdin license and in process research and development expense, were $ 4,852,538 , as compared to $832,409 for the comparable period of 1996. The increase in research and development expenses was primarily attributable to the costs associated with the design and development of the Company's proprietary integrated circuit technology, including non-recurring engineering costs and prototype purchases, cost of the Aladdin technology and the costs associated with the design and development of WaveNet.

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

Due to the reasons set forth above,  the Company's net loss for the three months
ended September 30, 1997 was    $7,078,764    as  compared to $1,864,444 for the
comparable period of 1996.



Nine Months Ended September 30, 1997 and 1996

Research and  development  expenses for the nine months ended September 30, 1997
were     $6,767,717    ,       including  the  Aladdin  license  and in  process
research and development expense, as compared to $2,553,700 for the comparable period of 1996. The increase in research and development expenses was primarily attributable to the costs associated with the design and development of the Company's proprietary integrated circuit technology, including non-recurring engineering costs and prototype purchases, cost of the
   Aladdin technology and the costs associated with the design and development of WaveNet.

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

Due to the reasons set forth above,  the  Company's net loss for the nine months
ended  September 30, 1997 was  $   12,243,427      as compared to $6,101,139 for
the comparable period of 1996.



Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations since its inception, and, as of September 30, 1997, had a deficit accumulated during the development stage of $ 43,670,096 and a stockholders' deficit of $2,302,120. The Company has financed its operations through September 30, 1997 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, and the private placement of 350 shares of Series B Preferred Stock , 150,000 shares of Series C Convertible Preferred Stock and 80,000 shares of Series D Convertible Preferred Stock for an aggregate amount of $8,100,000 (before deduction of expenses incurred in connection therewith). In addition, the Company has attempted to contain costs and reduce cash flow requirements by using consultants and compensating key employees, consultants, suppliers and other vendors with Common Stock and options to purchase Common Stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on July 17, 1997, the Company's stockholders elected the following six person to one-year terms. No director received less than 98% of the total votes cast (17,277,291): Peter J. Sprague ("For" -- 17,024,964, "Withheld" -- 252,327); John E. Bagalay, Jr., Ph.D ("For" -- 17,064,664, "Withheld" -- 192,627); Philippe Bertin ("For" --
17,065,214,   "Withheld"  --  212,077);  George  Gilder  ("For"  --  17,069,964,
"Withheld"  --  207,327);  John  E.  McConnaughy,   Jr.  ("For"  --  17,087,064,
"Withheld" -- 190,227); and Gene W. Ray, Ph.D ("For" -- 17,062,463, "Withheld" -
-- 214,828).

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

Dated:  March 30, 1998

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