Form 10-K
period 1997-12-31
WAVE SYSTEMS CORP
filed 1998-03-31
CIK 919013

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


               (|X|) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from . . . . . . . . to . . . . . . . .

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of March 25, 1998 was $32,900,789 (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

         As of March 25, 1998, there were 22,223,683 shares of the registrant's Class A Common Stock and 4,241,125 shares of the registrant's Class B Common Stock outstanding.

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

                                                      PART I
Item 1.           Business

Overview


     Wave Systems Corp. ("Wave" or the "Company") has completed a transition from a company focused principally on research and development of new technology to a company focused on the commercialization of its technology through licensing and product sales. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development, and market testing of a system that meters the usage of electronic content (the "Wave System"). Electronic content refers to any data, graphic software, video or audio sequence that can be digitally transmitted. As its research and development activities matured, the Company was able to devote increased resources to market research, market development and other related activities. The Company has completed a shift in business focus that began in June 1996 toward development of the commercial and technical relationships required to establish an electronic content distribution network.

     The Company believes that the Wave System can fundamentally change how electronic content is consumed by providing more efficient and flexible pricing, greater protection against unauthorized usage and secure, low-cost, and accurate data on the usage of the electronic content. The Wave System enables the merchandising of electronic content at the point of purchase. This may increase the interest of consumers to sample electronic content that they are considering purchasing. The Wave System accurately and securely records information pertaining to the usage of the electronic content. The Wave System facilitates the payment of royalties to content providers and allows customized distribution of content to customers.

     The Wave System consists of many individually distributed processors ("WaveMeters") that decrypt content on demand from end users. The WaveMeter is a proprietary application-specific integrated circuit, mounted on a printed circuit board, or which may become available as an add-in device in a stand-alone PC. The WaveMeter allows transactions to occur without the expense of a real-time network connection for every transaction. The WaveMeter securely stores electronic funds and batched information about the usage of electronic content to be securely transmitted to a central transaction processing center ("WaveNet"). WaveNet manages encryption and decryption keys, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and can provide user and usage data to electronic content owners. The Wave System is designed to be compatible with existing content delivery systems such as CD-ROM, the internet and Direct Broadcast Satellite. The Company views the acceptance by developers, distributors and consumers of entertainment and educational software as an important factor in the development of a broad installed base of WaveMeters. The Company further believes that once there is a broad installed base of WaveMeters, electronic content owners from other market segments are likely to be attracted to the Wave System.

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

     In order to achieve broad market acceptance of the Wave System, the Company pursues strategic relationships with major personal computer manufacturers and promotes the use of the Wave System to electronic content owners, particularly developers and distributors of entertainment and educational software. The compatibility with internet transmission provides the foundation for the broad acceptance of the Wave System. Specifically, the Company believes that the WaveMeter can be the foundation for a "client-side subscriber management system" that is independent of a delivery network. This means that content can be delivered on CD-ROM, Data Broadcast, Broadband and other forms of transmission.

     The Company believes it has a sound strategy to achieve broad market acceptance of the Wave System as a standard platform for commerce in electronic content. During 1997 the Company established relationships with IBM and Aladdin Knowledge Systems, Ltd. ("Aladdin"), as well as electronic content companies such as Psygnosis, GT Interactive Software Corp. and Red Storm Entertainment Corp. The Company also received a payment of $1 million pursuant to a joint venture agreement with Internet Technology Group, PLC ("ITG"), a United Kingdom company.

     Through a number of strategic relationships established in 1997, the Company enhanced the Wave System and furthered its goal of achieving broad market acceptance. The Company and Aladdin entered into a licensing agreement whereby in return for an equity position in Wave, Aladdin licensed its proprietary persistent encryption technology (the "Hasp technology"). The Hasp technology provided the Company with three distinct advantages. First, the Hasp technology provides a turn-key execution protection system for software applications that permits the option of software rental, which the Company believes will facilitate commerce in electronic content on a pay-per-use basis. Second, it allows the addition of execution-secure applette operations, allowing a WaveMeter to function as a general purpose security chip in a personal computer and provide basic operations in hardware. And third, it provides commercial enhancements to the performance and security of the Great Stuff Network (the Company's internet commerce website).

     Under the terms and the Aladdin license agreement, the company is prohibited from using any other encryption technology for the first five years. This technology will be incorporated into the Wave System to facilitate pay-per-view content distribution.

     The Company acquired the license for this technology in exchange for $950,000 plus two warrants to purchase the Company's Class A common stock valued at approximately $2.9 million. The cost of this license was expensed as research and development costs. Aladdin also is provided a royalty payment of 5% to 9% of the Company's net content revenues.

     In connection with this agreement, Aladdin acquired an equity position in the Company by purchasing 500,000 shares of the Company's Class A common stock for $900,000, which approximated the fair market value of the shares on the date of purchase.

     The Company also has set the groundwork for the acceptance of the Wave System in Europe. In July, the Company entered into a joint venture with ITG to promote the use of the Wave System in Europe.

     The Company intends to continue to pursue strategic relationships with additional hardware manufacturers, including personal computer manufacturers, and companies involved in the commerce of electronic content both in North America and overseas. The Company also seeks to expand the role of the WaveMeter as a general security device in personal computers.

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

     In order to reduce these uncertainties, the Company is currently evaluating additional financing options and may therefore elect to raise capital, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and insure the continued development of the Company's technology, products and services. However, there can be no assurance that the Company can raise the additional financing.

     As of October 19, 1997, the Company became obligated to redeem for approximately $465,000 all of the outstanding shares of the Series A Redeemable Preferred Stock issued to a certain individual pursuant to the terms of the Restated Certificate of Incorporation. As of December 31, 1997, the Company's total obligation (principal plus interest) under the Series A redemption was $471,601, and it continues to accrue dividends and interest. The Company has not redeemed such shares as of March 25, 1998, nor has any demand for redemption been made.

     The Company presently has no material commitments for capital expenditures. However, in order to bring the Wave System to market, the Company anticipates spending additional amounts on inventory items such as computer chips and boards, additional hardware, and related materials. Such spending will vary based on the Company's performance.

     Effective from the close of trading on October 24, 1997 the Company was delisted from The Nasdaq SmallCap Market. As a result, shares of the Company's Class A Common Stock are now traded on the OTC Bulletin Board. Until October 3, 1997 the Company had been listed on The Nasdaq National Market. Because the Company was unable to meet the minimum net tangible assets requirement of The Nasdaq National Market, the Company was delisted from The Nasdaq National Market. From October 3, 1997 to October 24, 1997, the Company was temporarily listed on The Nasdaq SmallCap Market. Continued listing on The Nasdaq SmallCap Market was dependent upon the Company meeting certain commercial objectives. The Company was unable to meet these objectives within the prescribed time period. The Company believes that not being listed on a national exchange or quotation system will have a material adverse effect on the price and liquidity of its securities and consequently its ability to raise capital in the future.

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

     The Company is a development stage company and has realized minimal operating revenues since its inception. At December 31, 1997, the Company had an accumulated deficit of approximately $45 million. There can be no assurance that the Company will be successful in achieving commercial acceptance of the Wave System.

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

     The Wave System consists of the WaveMeter, a subsystem that records and communicates the usage of electronic content, and WaveNet, a central transaction processing network. The WaveMeter controls and monitors the customer's access to encrypted electronic information and software. Because the Wave System uses asynchronous communication, it is well suited to low-cost processing of micro, rental and rent-to-own transactions. The Company has completed a prototype incorporating the rental and rent-to-own functionality into the Wave System. Transactions are executed locally against a source of funds stored in the WaveMeter. The WaveMeter retains pricing and tax information, downloaded from WaveNet, for use in the execution of these transactions. Transactions are securely stored in the usage log of the WaveMeter for eventual reporting to WaveNet. The WaveMeters and WaveNet communicate using Wave's proprietary secure communications protocol.

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

Markets and Business Strategy

     The Company's long-term strategy is to achieve broad market acceptance of the Wave System as a platform for commerce in electronic content. To achieve this goal the Company pursues strategic relationships with hardware manufacturers and companies involved in the development of commerce in electronic content. In addition, the Company believes that, since the Wave System permits greater flexibility in pricing and distribution of electronic content, it is particularly well-suited for merchandising entertainment and educational software. Therefore the Company is vigorously targeting this market segment as a means of rapidly achieving the broad installed base of WaveMeters and acceptance of the Wave System. The Company believes that once there is a broad installed base of WaveMeters, electronic content owners from other market segments are likely to be attracted to the Wave System. However, there can be no assurances that the Wave System will achieve any significant market acceptance.

     The Company has focused on forming agreements with strategic partners that will help the Company promote the broad-based acceptance of the Wave System as a platform for commerce in electronic content. Wave is currently in discussion with original equipment manufacturers regarding the incorporation of the WaveMeter into their products.

     Wave has also focused on pursuing strategic relationships with companies seeking to distribute electronic content via the Internet. The compatibility of the Wave System with the Web has provided the Company with a product that has already attracted the attention of leaders in the development of electronic commerce solutions and particularly commerce in electronic content. Wave will continue to focus on developing other strategic relationships to seek to achieve the broad acceptance of the Wave System as a platform for electronic commerce.

     As part of Wave's goal to achieve broad acceptance of the Wave System as a platform for commerce in electronic content, the Company has made the Wave System available to users of the Web through the WaveMeter server. The WaveMeter server currently supports both WINPublish, a publishing service, and WINPurchase, the purchasing component. WINPublish provides an easy-to-use system so that anyone can publish electronic content on a Web site and offer it for sale. Since its inception, WINPublish has registered over 400 publishers. WINPurchase permits consumers to purchase electronic content that has been published through WINPublish. WINPublish and WINPurchase transactions may be executed using the WaveMeter server without the need to install a WaveMeter at the consumer's site. WINPublish and WINPurchase, however, are fully compatible with the use of the hardware version of the WaveMeter. The Company believes that, while the volume of transactions processed to date by the Wave System has been limited, the operation of the WaveMeter server demonstrates the viability of the Wave System and therefore enhances the ability of Wave to market the Wave System to the leading electronic content distributors on the Web by offering them a standard platform for commerce in electronic content that is designed to be compatible with the Internet, CD-ROM and developing distribution media such as broadband.

     Wave has focused on promoting the acceptance of the Wave System by electronic content owners. The initial target market is entertainment and educational software developers and distributors. Wave believes that if it is able to incorporate the rental or rent-to-own functionality into the Wave System, the Wave System will provide the home consumer with a new way of acquiring interactive content and can offer electronic content developers and distributors benefits similar to those provided by video rental in the film industry. The Company has invested heavily in developing relationships with entertainment and educational software providers. No assurance can be given that any or all of these companies will be successful in developing or marketing products that apply the Wave System technology or that are Wave-enabled.

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

         Many large  information  industry  players  are forming  alliances  and attempting to capitalize on the information delivery options offered by the Internet. In electronic content delivery via the Internet, the Wave System competes with electronic commerce payment technologies developed and offered by IBM infoMarket(R) Service, Broadvision Inc., Connect, Inc., CyberCash, Inc., DigiCash and Open Market, Inc. However, the Company believes that many of the electronic commerce payment technologies may be used as acceptable currency through the Wave System and may be complementary to, rather than competitive with, the Wave System. The Company is also aware of other companies, such as TestDrive Corporation, Release Software Corporation and IBM Cryptolopes(R), that provide electronic content encryption functionality for transmission of electronic content over the Internet. The Company believes that the Wave System is superior to currently available electronic content encryption technologies due to the high level of security and usage reporting capabilities of the WaveMeter.

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

International Market

         The Company's technologies are controlled under various United States export control laws and regulations and will require export licenses for certain exports outside of the United States and Canada. The Company has received full export license from the U.S. Department of Commerce for the sale and export of the Company's single-key DES products. The Company has also received an export license for its triple-key DES products under the provisions of a License Exception KMI granted by the Bureau of Export Administration of the U.S. Department of Commerce. There can be no assurance that the Company will have patent protection or that it will not infringe patents of third parties in foreign jurisdictions. Because electronic monitoring and the transmission of audited usage and financial information on end users or payment instructions may be subject to varying statutory or regulatory controls in foreign jurisdictions, there can be no assurance that the use of all portions of the Wave System will be permitted in any particular foreign jurisdiction.

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


     The Company has been issued three United States patents relating to encryption and to the Company's proprietary WaveMeter(R) and WaveNet(R) technology. The Company also has one patent pending before the United States Patent Office and three corresponding foreign patent applications pending before the European Patent Office (collectively, the "Wave Patents"). The Wave Patents are material to protecting certain of the Company's technology. The Company's rights to the Wave Patent derive from a license, amended and restated in February 1994, from Mr. Peter J. Sprague, Chairman and Chief Executive Officer of the Company, of his rights in the Wave Patents (the "Amended License Agreement"), and several agreements with former officers of the Company regarding their rights in the Wave Patents. The Amended License Agreement provides for royalty payments to be made to Mr. Peter J. Sprague and Mr. John R. Michener, a former officer of the Company, in the aggregate amount of two percent of gross revenues less certain adjustments as defined in the Amended License Agreement. The royalty payment is to be apportioned 75 percent to Mr. Peter J. Sprague and 25 percent to Mr. John R. Michener. Payment of royalties is secured by a security interest in and to the Wave Patents. The Company believes that the agreements as a whole provide it with exclusive rights under the Wave Patents. There can be no assurance that the Company will enjoy exclusive rights to the Wave Patents under such agreements.

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

         The Company has registered trademark and service mark registrations with the United States Patent and Trademark Office for the marks WaveMeter(R) and WaveNet(R) and intends to apply for additional name and logo marks in the United States and foreign jurisdictions as appropriate. No assurance can be given that federal registration of any of these trademarks in the United States will be granted. The Company has abandoned its prior applications for DataWave, InfoWave, and WaveTrac.

Research and Development

     The Wave System incorporates semiconductor, encryption/decryption, software transaction processing and other technologies in which the Company has made a substantial investment in research and development. The Company expects that it will be required to continue to make substantial investments in the design of the WaveMeter, WaveNet and software interfaces. For the years ended December 31, 1997, 1996, and 1995, the Company expended $2,146,127, $3,309,022 and $3,324,735 respectively, on research and development activities (which amounts include the value of stock issued). In addition to its ongoing research and development activities, in July 1997 the Company licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.89 million. From its inception in February 1988 through December 1997, the Company expended $14,745,813.

         The success of the Wave System depends to a large extent on the Company's ability to adapt the Wave System for use with various methods for the distribution of electronic content, the ability of the Wave technology to interface with various platform environments, and the ability of the Wave System to work in many application environments. Incorporation of Aladdin's Hasp technology furthered these efforts and illustrates the adaptive capabilites of the Wave System. The Company believes that a significant portion of its future research and development expenditures will be used to adapt the Wave System accordingly.

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

Employees

         As of December 31, 1997, the Company employed 41 full-time employees, 25 of whom are involved in marketing and administration and 16 of whom are involved in research and development. The Company believes its employee relations are satisfactory.


Item 2.           Properties

         The Company leases a 10,748 square foot facility for its executive offices and to house the WaveNet installation, administration, and customer support operations in Lee, Massachusetts at a monthly rent of $5,598 with a monthly charge of $2,123 for common costs. The Lee, Massachusetts lease will expire during February 2001. The Company leases offices in New York, New York, at a monthly rent of $6,769. The lease is scheduled to expire in June 1999. The Company leases a 6,400 square foot facility in Princeton, New Jersey at a monthly base rent of $3,733 with a monthly payment for taxes, insurance and maintenance reimbursements and improvements which currently totals approximately $1,653 per month. This lease is scheduled to expire during January 2001. The Company's principal research and development activities are conducted at the Princeton facility. The Company leases a 2,730 square foot facility in San Jose, California for $5,050 per month. The San Jose, California lease will expire during January 1999.


Item 3.           Legal Proceedings

         On June 27, 1997 a complaint alleging breach of contract, among other related claims, was filed against the Company by Carl A. Artopeous and Artopeous Capital Management (collectively, "Artopeous") with the Sacramento Superior Court in Sacramento, California in connection with the engagement of Artopeous by the Company to arrange financing. The action has been removed to the Federal Court, Eastern District of California. Wave filed its answer in December, 1997; responses to its document requests are due in early April, 1998.

Item 4.           Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

     The Company made its initial public offering on August 31, 1994 at a price to the public of $5.00 per share. Until October 3, 1997, the Company's Class A Common Stock had been traded on The Nasdaq National Market tier of The Nasdaq Stock Market. From October 3, 1997 to October 24, 1997 the Company's Class A Common Stock was traded on The Nasdaq SmallCap Market. The Company's Class A Common Stock now trades on The OTC Bulletin Board under the symbol: WAVX. Except as provided below, the following table sets forth, for the periods indicated, the high and low closing sales prices per share for the Company's Class A Common Stock as reported by The Nasdaq National Market. For the period from October 24, 1997 to December 31, 1997 the following table sets forth the high and low bid quotations for the Company's Class A Common Stock obtained from Bloomberg Information Services, Inc. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. There is no established trading market for the Company's Class B Common Stock.

                                                            High     Low
Year Ended December 31, 1997
  First Quarter (January 1, 1997-March 31, 1997)........    $3.00   $1.56
  Second Quarter (April 1, 1997-June 30, 1997)..........    $1.81   $1.25
  Third Quarter (July 1, 1997-September 30, 1997).......    $2.00   $0.94
  Fourth Quarter (October 1, 1997-October 23, 1997).....    $1.94   $1.06
  Fourth Quarter (October 24, 1997-December 31, 1997)...    $2.00   $0.63

                                                             High    Low
Year Ended December 31, 1996
  First Quarter (January 1, 1996-March 31, 1996)........    $4.44   $2.63
  Second Quarter (April 1, 1996-June 30, 1996)..........     3.81    1.88
  Third Quarter (July 1, 1996-September 30, 1996).......     2.56    1.19
  Fourth Quarter (October 1, 1996-December 31, 1996)....     3.53    1.00


     As of March 25, 1998, there were approximately 217 holders of the Company's Class A Common Stock. As of such date, there were 92 holders of the Company's Class B Common Stock.


     The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

     On March 6, 1998 the Company issued 150,000 shares of newly created Series G Convertible Preferred Stock, par value $.01 ("Series G Convertible Preferred
Stock") at a price of $20 per share, for an aggregate purchase price of $3,000,000. The shares were sold to one (1) accredited investor pursuant to Regulation D promulgated under the Act. The Series G Convertible Preferred Stock is convertible into Class A Common Stock, par value $.01 ("Class A Common Stock") at an effective conversion price of the lower of (a) $1.12 and (b) 80% of the average of the five (5) lowest trading prices of the Class A Common Stock during (x) a day on which the Class A Common Stock is traded on The Nasdaq National Market or The Nasdaq SmallCap Market or principal national securities exchange or market on which the Class A Common Stock has been listed, or (y) if the Class A Common Stock is not listed on The Nasdaq National Market or The Nasdaq SmallCap Market or any stock exchange or market, a day on which the Class A Common Stock is traded in the over-the-counter market, as reported by the OTC Bulletin Board, or (z) if the Class A Common Stock is not quoted on the OTC
Bulletin  Board,  a day on which  the  Class A Common  Stock  is  quoted  in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices) ("Trading Days"), as reported by Bloomberg Information Services, Inc. during the ten (10) Trading Days immediately preceding the Conversion Date, as defined in the Certificate of Designation of the Series G Convertible Preferred Stock. In addition to the Series G Convertible Preferred Stock, the Company also issued warrants to purchase a total of 225,000 shares of Class A Common Stock at an exercise price of $1.38 per share, exerciseable until October 9, 2002.


     On October 9, 1997 the Company issued 112,500 shares of newly created Series F Convertible Preferred Stock, par value $.01 ("Series F Convertible Preferred Stock"), at a price of $20 per share, for an aggregate purchase price of $2,250,000. The shares were sold to one (1) accredited investor pursuant to Regulation D promulgated under the Act. The Series F Convertible Preferred Stock is convertible into the Class A Common Stock at an effective conversion price of the lower of (a) $1.05 and (b) 80% of the average of the five (5) lowest trading prices of the Class A Common Stock during (x) a day on which the Class A Common Stock is traded on The Nasdaq National Market or The Nasdaq SmallCap Market or principal national securities exchange or market on which the Class A Common Stock has been listed, or (y) if the Class A Common Stock is not listed on The Nasdaq National Market or The Nasdaq SmallCap Market or any stock exchange or market, a day on which the Class A Common Stock is traded in the over-the-counter market, as reported by the OTC Bulletin Board, or (z) if the Class A Common Stock is not quoted on the OTC Bulletin Board, a day on which the Class A Common Stock is quoted in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices) ("Trading Days"), as reported by Bloomberg Information Services, Inc. during the ten (10) Trading Days immediately preceding the Conversion Date, as defined in the Certificate of Designation of the Series F Convertible Preferred Stock. In addition to the Series F Convertible Preferred Stock, the Company also issued warrants to purchase a total of 168,750 shares of Class A Common Stock at an exercise price of $1.26 per share, exerciseable until October 9, 2002. As of December 31, 1997, all of the shares of the Series F Preferred stock have been converted into Class A Common Stock

     On September 16, 1997, the Company issued 800,000 shares of the Company's Class A Common Stock, and warrants to purchase 160,000 shares of Class A Common Stock, which may be exercised at an exercise price equal to $1.00, for an aggregate purchase price of $800,000 pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), to six (6) accredited investors.

     On May 30, 1997 the Company issued 80,000 shares of newly created Series D Convertible Preferred Stock, at a price of $20 per share, for an aggregate of $1,600,000. The shares were sold to one (1) accredited investor pursuant to Regulation D promulgated under the Act. The Series D Convertible Preferred Stock is convertible into the Class A Common Stock of the Company at an effective conversion price of the lower of (i) $1.35, or (ii) 80% of the average closing bid price on the Nasdaq National Market System of the Company's Class A Common Stock for the five (5) trading days immediately preceding the Date of Conversion, defined in the Certificate of Designation of the Series D Convertible Preferred Stock. In addition to the Series D Convertible Preferred Stock, the Company also issued warrants to purchase a total of 120,000 shares of Class A Common Stock at an exercise price of $1.62 per share, exercisable until May 30, 2002. As of December 31, 1997, all of the shares of the Series D Preferred Stock have been converted into Class A Common Stock.

Item 6.           Selected Financial Data

                          Statement of Operations Data

                                                                                                             Period from
                                                                                                              February 12,
                                                                                                                 1988
                                                                                                              (inception)
                                                                                                                through
                                                       Year ended December 31                                December 31
                              1997              1996              1995            1994            1993           1997
                         -----------------------------------------------------------------------------------------------

Net Revenues             $     10,712      $     1,458       $     -        $     -         $     -        $     12,170
                         ------------      ------------      ----------     -----------     ------------   ------------
Operating expenses:
Selling, general and
   administrative           7,983,151        5,560,620       4,080,185      2,432,283        2,251,094       27,436,506
Write-off of Goodwill         769,886             -                -              -               -             769,886
Aladdin Technology
   License Expense          3,889,000             -                -              -               -           3,889,000
Research and
   development              2,146,127        3,309,022       3,324,735      1,761,366        1,655,386       14,745,813
                           ----------       ----------       ----------     ----------        ---------      -----------
                           14,788,164        8,869,642       7,404,920      4,193,649        3,906,480       46,841,205
                           ----------       ----------      ----------     ----------       ----------      -----------
Other income
   (expense):
Technology License
   Revenue                  1,000,000            -                 -              -               -           1,000,000

Net interest and other
   income (expense)           (120,342)        184,369         572,054        (77,852)         (52,854)         504,572
                           -----------      ----------      ----------      ---------       ----------      -----------
      Net loss             (13,897,794)     (8,683,815)     (6,832,866)    (4,271,501)      (3,959,334)     (45,324,463)
Accrued dividends on
   preferred stock             809,982         199,614          40,600         39,484           38,467         1,134,530
                           -----------      ----------      -----------    -----------      -----------     -------------
Assured incremental
   yield                    1,673,000          670,965           -              -                             2,343,965
                         ------------       ----------     -----------    -----------      -----------      ------------
Net loss to common
   stockholders          $(16,380,776)     $(9,554,394)    $(6,873,466)   $(4,310,985)     $(3,997,801)    $(48,802,958)
                         =============     ============    ===========    ===========      ===========      ============
Weighted average
   number of common
   shares outstanding
   during the period
                           20,943,748       14,956,584      13,794,373     10,503,621        8,659,841        9,777,559

Loss per common share
                                $(.78)           $(.64)          $(.50)         $(.41)           $(.46)          $(4.99)
                         ============     ============    ============    ===========      ===========     ============





                                                                   Balance Sheet Data
                                                                 Year ended December 31
                                 -------------------------------------------------------------------------------
                                    1997             1996             1995              1994            1993
                                 -----------     -----------     -----------       -----------       -----------
Working capital                    (669,041)       3,197,519       5,458,512        12,463,502       (1,453,950)
   (deficiency)
Total assets                      1,678,213        6,237,219       7,754,042        13,766,864          918,303
Current liabilities               1,427,762          937,163       1,210,778           867,145        1,996,250
Long-term liabilities               522,124          465,500               -                 -                -
Series A Cumulative
   Redeemable Preferred
   Stock                            471,601          432,334         390,534           349,934          310,450
Series B Cumulative
   Convertible Preferred
   Stock                                 -0-         195,520               -                 -                -
Series C Cumulative
   Convertible Preferred
   Stock                                 -0-       2,647,742               -                 -                -
Deficit accumulated
   during the development
   stage                        (45,324,463)     (31,426,669)    (22,742,854)      (15,909,988)     (11,638,487)
Total stockholders'
   equity (deficiency)             (743,274)       1,558,960       6,152,730        12,549,785       (1,388,397)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Wave Systems Corp. ("Wave" or the "Company") has completed a transition from a company focused principally on research and development of new technology to a company focused on the commercialization of its technology through licensing and product sales. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development and market testing of the Wave System. During this period, the Company designed and successfully developed its proprietary integrated circuit technology, WaveMeter, WaveNet and other necessary components of the Wave System. During 1996 the Company devoted substantial efforts and resources to designing and developing the technology required to make the Wave System compatible with the distribution of electronic content on the Web. Concurrent with its research and development activities, the Company has devoted increased resources to market development and other related activities. During 1997 the Company established relationships with IBM and Aladdin Knowledge Systems, Ltd. as well electronic content companies such as Psygnosis, GT Interactive Software Corp., and Red Storm Entertainment Corp. The Company also received a license fee of $1 million pursuant to a joint venture and licensing agreement with Internet Technology Group, PLC ("ITG"), a United Kingdom company. The Company also has set the groundwork for the acceptance of the Wave System in Europe with ITG by entering into a joint venture with ITG to promote the use of the Wave System in Europe. From inception through December 3 1997, the Company has realized only minimal operating revenues, and does not anticipate significant revenues in the near future. There are numerous risks that could adversely affect the Company's efforts to achieve profitability.

Results of Operations

Years Ended December 31, 1997 and 1996

         For the years ended December 31, 1997 and December 31, 1996 the Company had only minimal operating revenues.

     Selling,  general and  administrative  expenses for the year ended December
31, 1997 were $7,983,151 as compared with $5,560,620 for 1996. The increase in selling, general and administrative expenses was primarily attributable to development and marketing of new applications of the Company's technology as well as accrued expenses related to the ITG Joint Venture Agreement, and bonuses and salary increases.

     In the third quarter of 1997, the Company wrote off approximately $770,000 of Goodwill recorded for the Win acquisition because the Company was uncertain as to whether the anticipated future operations of the business would be sufficient to justify the carrying value.

     Research and development expenses for the year ended December 31, 1997 were $2,146,127 as compared with $3,309,022 for 1996. The decrease in research and development expenses is attributable in part to the agreement with Aladdin whereby Wave licensed Aladdin's Hasp technology for a share in content revenues as well as cash and warrants totalling $3,889,600. More generally, the decrease in research and development is attributable to the shift in the focus of the Company from research and development to commercialization and marketing and personnel adjustments consequent thereto.

     In July of 1997, the Company entered into a joint-venture with Internet Technology Group, PLC (ITG), a United Kingdom Internet service provider. Pursuant to the joint venture agreement, the Company will receive a license fee of up to $5 million in exchange for the joint venture's right to market the Wave technology in European and Middle Eastern markets. During the third quarter of 1997, the Company received $1.0 million from the joint-venture representing partial payment of the license fee, with the remaining payments to be made upon the Company's attaining certain milestones related to the number of Wave Meters distributed. The amount received was recorded as deferred license fee income in the third quarter as it was uncertain whether the Company had met the contractual requirements required in order to have earned the first payment. During the fourth quarter of 1997, the Company met these requirements and recorded the $1 million as a license fee. Also, the Company accrued $490,000 in the fourth quarter for expenses related to the Company's obligation to assist the joint-venture in setting up the Wave system in the designated markets. These costs are included in selling, general and administrative expense.

     Net interest expense for the year ended December 31, 1997 was $120,342 as compared with net interest income of $184,369 for 1996. Interest income of $55,282 for the year ended December 31, 1997 was attributable to the interest earned on proceeds from the issuance of convertible preferred stock of the Company in May of 1996. Interest income of $194,766 for the year ended December 31, 1996 was attributable to the interest earned on proceeds from the issuance of convertible preferred stock of the Company in May of 1996. The Company held no marketable securities at December 31, 1997.

         Due to the reasons set forth above, the Company's net loss was $13,897.794 for the year ended December 31, 1997, as compared with $8,683,815 for 1996.

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

         Research and development expenses for the year ended December 31, 1996 were $3,309,022 as compared with $3,324,735 for 1995. The increase in research and development expenses consisted primarily of costs associated with the design and development of the Company's ASIC, including non-recurring engineering costs and prototype purchases, the design and development of WaveNet and the development and implementation of WINPublish and WINPurchase.

         Net interest income for the year ended December 31, 1996 was $184,369 as compared with net interest income of $559,334 for 1995. Interest income of $194,766 for the year ended December 31, 1996 was attributable to the interest earned on marketable securities purchased with proceeds from the issuance of convertible preferred stock of the Company in May of 1996. Interest expense of $10,397 for the year ended December 31, 1996 was primarily attributable to short-term working capital loans.

         Due to the reasons set forth above, the Company's net loss was $8,683,815 for the year ended December 31, 1996, as compared with $6,832,866 for 1995.

Liquidity and Capital Resources

     The Company has experienced net losses and negative cash flow from operations since its inception, and, as of December 31, 1997 had a deficit accumulated during the development stage of approximately $45 million. The Company has financed its operations through December 31, 1997 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, the private placement of 800,000 shares of Class A Common Stock and warrants raising $800,000 (before deduction of expenses incurred in connection therewith), and the private placements of convertible preferred stock for an aggregate of amount of $10,350,000 (before deduction of expenses incurred in connection therewith). In addition, the Company has attempted to reduce cash flow requirements by compensating key employees, consultants, suppliers and other vendors with Common Stock and options to purchase Common Stock.

     At December 31, 1997, the Company had approximately $759,000 in cash and cash equivalents. The Company held no marketable securities at December 31, 1997. At December 31, 1996, the Company had approximately $4,064,000 in cash and cash equivalents. The Company held no marketable securities at December 31, 1996. The decrease in cash and cash equivalents is attributable to the net cash used in operations, partially offset by the issuance of preferred and common stock of the Company. At December 31, 1997, the Company had working capital deficiency of approximately $669,041. The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1998 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements into the second quarter. In order to continue operations, however, the Company will need to raise additional funds through public or private financings. In March, 1998 the Company issued 150,000 shares of newly created Series G Convertible Preferred Stock for an aggregate price of $3,000,000. The Company has no current commitment to obtain additional funds and is unable to state the amount or source of such additional funds.

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

As of December 31, 1997, the Company had available net operating loss carryforwards for Federal income tax purposes of approximately $36.9 million. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of the Company occurs within any three-year period. The Company has made no determination concerning whether there has been such a cumulative change in ownership. However, the Company believes that it is likely that such a change in ownership occurred prior to or following the completion of its initial public offering.

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in its year ending December 31, 1998, is not expected to have a material impact on the consolidated financial statements of the Company.

         In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998, is currently not expected to have a material impact on the Company's consolidated financial statements and footnote disclosures.

Year 2000 Issues

         The Company is in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the year 2000. At this time, it is not expected that modifying or replacing the Company's software and databases will have a material financial effect on the Company's financial position or results of operations in any given year.

Item 7A.          Quantitative and Qualitative Disclosure about Market Risk

         Not applicable.


Item 8.           Financial Statements and Supplementary Data

         The consolidated financial statements, the notes thereto, and the independent auditors' report thereon are presented beginning at page F-1 of this Form 10-K and are hereby incorporated by reference into this Item 8.


Item  9.          Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

         Not Applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

                           Directors of the Registrant

                        Business   Experience   and  Principal
                        Occupation  or    Employment    During
                        Past   5  Years;  Positions  held with
Name             Age    Company; Other Directorships            Director Since

Peter J.        58      Chairman  of the  Company  since  1988      1991
Sprague(1)(4)           and Chief Executive  Officer    of the
                        Company  since   July   1991; Chairman
                        of National Semiconductor  Corporation
                        from  1965 until May 1995; Director of
                        Enlightened Software,     Inc.     and
                        Pantepec International, Inc.;  Trustee
                        of  the  Strang    Clinic;      Member
                        of    Academy     of     Distinguished
                        Entrepreneurs,  Babson  College.

John E. Bagalay, 64    Managing   Director     of    Community      1993
Jr., Ph.D.(1)          Technology  Fund,   a  venture  capital
(2)(4)                 affiliate  of Boston University,  since
                       September   1989;   General  Counsel of
                       Lower  Colorado  River  Authority  from
                       October 1984 to September 1988;  former
                       General  Counsel   of   Texas  Commerce
                       Bancshares,  Inc.   and  Houston  First
                       Financial  Group;  Director of Seragen,
                       Inc.,  Cytogen,      Inc.,      Hymedix
                       Inc. and    several      privately-held
                       corporations;   President    and    CEO
                       of    Cytogen Corporation from  January
                       1998,  CFO    since     October   1997;
                       Managing Director of Boston  University
                       Venture  Capital  Fund  from 1989-1997;
                       Senior  Advisor to Chancellor,   Boston
                       University from January 1998.

Philippe         48    Manager of Financiere  Wagram  Poncelet      1993
Bertin(3)              (direct   marketing;    media)    since
                       December  1991; Manager  of Midial  S.A.
                       (consumer goods) from  1984 until 1991;
                       Manager of  FINOVELEC    since  October
                       1997.

George Gilder(4) 58    Chairman  of  the  Executive  Committee      1993
                       of  the  Company  since  1996;   Senior
                       Fellow  at  the    Discovery  Institute
                       in Seattle, Washington; author of  nine
                       books, including Life After Television,
                       Microcosm,  The  Spirit  of  Enterprise
                       and Wealth and  Poverty;   contributing
                       editor to   Forbes   Magazine; Director
                       and  President   of  Gilder  Technology
                       Group,  Inc.   (publisher  of   monthly
                       technology reports);  former   chairman
                       of   the  Lehrman  Institute   Economic
                       Roundtable; former   Program   Director
                       for  the Manhattan Institute; recipient
                       of     White    House      award    for
                       Entrepreneurial Excellence from
                       President Reagan.

John E.          68    Chairman  and Chief  Executive  Officer      1988
McConnaughy,Jr.        of    JEMC     Corporation     (private
(1)(2)(3)(4)           investments);   Chairman   and    Chief
                       Executive      Officer   of     Peabody
                       International    Corporation        (an
                       environmental  services  company)  from
                       1969 through 1985; Chairman  and  Chief
                       Executive  Officer of GEO International
                       Corporation  (a nondestructive testing,
                       screen printing  and oil field services
                       company which was spun-of from Peabody)
                       from  February  1981 to October   1992;
                       Director  of    Riddell    Sports Inc.,
                       Levcor  International,   Inc., Transact
                       International,  Inc., De-Vlieg Bullard,
                       Inc.  and   Mego  Financial  Corp.  Mr.
                       McConnaughy  is  also a  member  of the
                       Board of Trustees  of the Strang Clinic
                       and the Chairman  of the  Board  of the
                       Harlem School of the Arts.

Steven           33    President  and Chief Operating  Officer          1997
Sprague                of  the  Company   since   May    1996;
                       President of Wave  Interactive  Network
                       from  June  1995  to December 30, 1996;
                       Vice   President  of  Operations of the
                       Company  from April 1994 to June  1995;
                       employee  of  the  Company in the areas
                       of  operations  and  strategic planning
                       from   November  1992  to  April  1994;
                       consultant  to the Company  from March
                       1992 to  November  1992;  President  of
                       Tech  Support,   Incorporated (hardware
                       technical  support   information     on
                       CD-ROM)from June 1992 to November 1992;
                       sole proprietor of   SKS  Environmental
                       Sales  (manufacturers'   representative
                       for  water   treatment  companies) from
                       June 1991 to  November  1992.


(1) Member of Nominating Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee
(4) Member of Executive Committee


     Executive  Officers of the Registrant

     The executive officers of the Company are Mr. Peter J. Sprague, Chairman and Chief Executive Officer and Mr. Steven Sprague, President and Chief Operating Officer.

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

     Based solely upon a review of the copies of such forms furnished to the Company and, in certain cases, written representations that no Form 5 filings were required, the Company believes that, with respect to the 1997 fiscal year, all required Section 16(a) filings were made, except that (i) the Forms 5 for Mr. Philippe Bertin, a director of the Company, and Mr. Steven Sprague, director and President of the Company, were filed late; and (ii) the Form 5 for Mr. Gene Ray, a director of the Company in 1997, was filed late and later amended to correct the number of derivative securities beneficially owned as of December 31, 1997 from 20,000 to 42,000.


Item 11.          Executive Compensation

         Summary Compensation Table

     The following table sets forth information with respect to the compensation paid or awarded by the Company to the Chief Executive Officer and the only other executive officer whose cash compensation exceeded $100,000 (collectively, the "Named Executive Officers") for services rendered in all capacities during 1995, 1996 and 1997.

                                    Long Term
                               Compensation Awards
                                 Annual Compensation       Number of Shares
Name and Principal                                             Underlying
    Position                 Year    Salary($)   Bonus($)      Options(#)
-------------------          -----  ---------  -----------    ------------
Peter J. Sprague(1)          1997    $160,000  $  100,000        10,000
   Chairman and Chief        1996    $160,000  $  50,000          -0-
   Executive Officer         1995    $160,000  $   -0-            1,995

Steven Sprague(2)            1997    $150,000  $  117,500         -0-
   President and             1996    $131,666  $   -0-          150,000
   Chief Operating Officer   1995    $110,000  $   -0-            1,995




(1) Mr. Peter Sprague received a bonus of $100,000 for 1997; $50,000 was received in cash and $50,000 was applied to reduce his debt to the Company (see Item 13).

(2) Mr. Steven Sprague was elected President and Chief Operating Officer on May 23, 1996 and was not previously an executive officer during 1996. Prior to that, Mr. Steven Sprague was Vice President of Operations of the Company from April 1994 to June 1995 and employee of the Company in the areas of operations and strategic planning from November 1992 to April 1994.


         Option Grants Table

     The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1997 by the Company to the Named Executive Officers.


                                                                             Potential Realizable Value
                 Number of      % of Total                                   at Assumed Annual Rates of
                   Shares         Options                                    Stock Price Appreciation For
                 Underlying     Granted to       Exercise                          Option Term (1)
                  Options        Employees        Price      Expiration      ---------------------------
Name             Granted (#)    Fiscal Year     ($/Share)      Date           5% ($)         10% ($)
----             -----------    -----------     ---------    ---------        -------        -------
Peter J. Sprague     10,000          4.9           $1.94     7/17/07          13,200         32,500
Steven Sprague          -0-         -0-            -            -               -0-             -0-
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

         Fiscal Year End Option Value Table

     The following table sets forth information regarding the aggregate number and value of options held by the Named Executive Officers as at December 31, 1997. No options were exercised by the Named Executive Officers during 1997.

                                              Number of Shares
                                       Underlying Unexercised Options                Value of Unexercised
                                           at December 31, 1997(#)                   In-The-Money Options
                                                                                  at December 31, 1997($)(1)
Name                                 Exercisable        Unexercisable        Exercisable         Unexercisable
---------                           -------------       -------------       -------------        -------------
Peter J. Sprague.................        331,330             10,665          $         46        $          23
Steven Sprague...................         94,530            100,665          $         47        $          23

(1) The last reported bid price for the Company's Class A Common Stock on the OTC Bulletin Board on December 31, 1997 was $1.125 per share. Value is calculated on the basis of the difference between the respective option exercise prices and $1.125, multiplied by the number of shares of common stock underlying the respective options.


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


Item 12.         Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of the Company's Class A and Class B Common Stock as of March 25, 1998 (except as otherwise noted) by (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding Class A or Class B Common Stock, (ii) each director of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table above, and (iv) all directors and executive officers of the Company as a group. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. Holders of Class B Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, except that holders of Class B Common Stock will have five votes per share in cases where one or more directors are nominated for election by persons other than the Company's Board of Directors and where there is a vote on any merger, consolidation or other similar transaction which is not recommended by the Company's Board of Directors. In addition, holders of Class B Common Stock will have five votes per share on all matters submitted to a vote of the stockholders in the event that any person or group of persons acquires beneficial ownership of 20% or more of the outstanding voting securities of the Company. Shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis at the option of the holder.

                                                                                            Percent
                                                                                             of All
                             Number of Shares               Number of Shares   Percent    Outstanding
                             of Class A Common  Percent of  of Class B Common    of          Common
 Beneficial Owner(1)          Stock Owned(2)      Class        Stock Owned      Class       Stock(3)
 -------------------          --------------     --------     -------------    --------    --------
Peter J. Sprague(4)               1,995             *           1,873,834          41.4         7.0
Steven Sprague(5)               152,195             *             190,659           4.4         1.3
John E. Bagalay, Jr.(6)          43,500             *                   0           *           *
Philippe Bertin(7)               43,500             *                   0           *           *
George Gilder(8)                 76,833             *               2,000           *           *
John E. McConnaughy, Jr.(9)      56,030             *             335,000           8.0         1.5
Aladdin Knowledge Sys. (10)   4,537,973            17.3                 0           *          14.9
Financiere Wagram Poncelet            0             *             442,857          11.0         1.8
All executive officers and
directors as a group
(6 persons)(11)                 373,403            1.7          2,401,493          52.5        10.2


*Less than one percent.

     (1) Each individual or entity has sole voting and investment power, except as otherwise indicated.

     (2) Does not include shares of Class A Common Stock issuable upon the conversion of Class B Common Stock.

     (3) In circumstances where the Class B Common Stock has five votes per share, the percentages of total voting power would be as follows: Peter J.
Sprague, 24.2%; Steven Sprague, 2.9%; John E. Bagalay, Jr., less than 1%; Philippe Bertin, less than 1%; George Gilder, less than 1%; John E. McConnaughy, Jr., 4.5%; Aladdin Knowledge Systems, 11.7%; Financiere Wagram Poncelet, 6.0%; and all Executive Officers and Directors as a group, 32.6%.

     (4) Includes 331,995 shares which are subject to options presently exercisable or exercisable within 60 days. Also includes 320,000 shares held in trust for the benefit of Mr. Sprague's adult children, and for which Mr. Sprague is a trustee.

     (5) Includes 145,195 shares which are subject to options presently exercisable or exercisable within 60 days.

     (6)  Includes  39,500  shares  which  are  subject  to  options   presently
exercisable or exercisable within 60 days.

     (7)  Includes  39,500  shares  which  are  subject  to  options   presently
exercisable or exercisable within 60 days.

     (8)  Includes  72,833  shares  which  are  subject  to  options   presently
exercisable or exercisable within 60 days.

     (9)  Includes  52,030  shares  which  are  subject  to  options   presently
exercisable or exercisable within 60 days.

     (10) Includes 4,037,973 shares which are subject to options presently exercisable or exercisable within 60 days.

     (11) Includes 681,043 shares which are subject to options presently exercisable or exercisable within 60 days.




Item 13.         Certain Relationships and Related Transactions

Note Receivable from Director/Officer

     On November 16, 1992, the Company made a personal loan to Mr. Peter J.Sprague, Chairman and Chief Executive Officer of the Company, as evidenced by a note for $150,000, which sum was due and payable to the Company on January 16, 1993 and which bore interest at the rate of ten percent (10%) per annum. On the due date, the note was canceled and the total amount owed was "rolled-over" into a subsequent note, dated May 12, 1993 for $150,000, plus accrued interest. The note is due on demand by the Company and accrues interest at the rate of 10% per annum. On April 22, 1993, the Company made an additional loan to Mr. Peter Sprague for $23,175 as evidenced by a subsequent note, which is due on demand by the Company and which bears interest at a rate of 10% per annum. All of these loans were made to Mr. Sprague for personal reasons. As part of Mr. Sprague's $100,000 bonus for 1997, $50,000 was applied against his indebtedness to the Company. As of December 31, 1997, Mr. Sprague's aggregate indebtedness (including accrued interest) to the Company under the notes totaled $212,024. No demand has been made as of the date hereof. The notes are secured by a pledge of 67,000 shares of Class B Common Stock.

Compensation to Steven Sprague

         Steven Sprague received aggregate compensation of $267,500, $131,666 and $110,000 for services rendered to the Company in 1997, 1996 and 1995, respectively. Steven Sprague is the son of Mr. Peter J. Sprague, the Chairman and Chief Executive Officer of the Company.

Transactions Involving Michael Sprague

         In 1997, Wave paid $182,209 to Enterprise Engineering Associates ("EEA"), during which time Mr. Michael Sprague was an employee of EEA. On August 1, 1997, Michael Sprague became an employee of Wave, at an annual salary of $110,000. Michael Sprague is the son of Mr. Peter J. Sprague, the Chairman and Chief Executive Officer of the Company.

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

                                                      PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14 (a) (1)  Financial Statements:

                       Consolidated Financial Statements
                           December 31, 1997 and 1996
                   (With Independent Auditors' Report Thereon)


                                                                                                       Page(s)

Index to Consolidated Financial Statements                                                               F-1

Independent Auditors' Report                                                                             F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                                             F-3

Consolidated  Statements of Operations  for each of the years ended December 31,
   1997, 1996 and 1995 and for the period from February 12,
   1988 (inception) through December 31, 1997                                                            F-4

Consolidated  Statements of  Stockholders'  Equity  (Deficiency) for each of the years ended December 31, 1997, 1996 and 1995 and for the period from
   February 12, 1988 (inception) through December 31, 1997                                               F-5

Consolidated  Statements of Cash Flows for each of the years ended  December 31,
   1997, 1996 and 1995 and for the period from
   February 12, 1988 (inception) through December 31, 1997                                              F-13

Notes to Consolidated Financial Statements                                                              F-15


(a) (2)  Financial Statement Schedules:
   All schedules have been omitted since they are either not required or not applicable.

(a) (3)  Exhibits


Exhibit No.                                          Description of Exhibit

     3.1 Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

     3.2 Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

     4.1 Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

     4.2 Form of Representative's Warrant Agreement, including the form of Representative's Warrant (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

     4.3 Certificate of Designation of Series B Preferred Stock of Wave Systems Corp. as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on May 30, 1996, File No. 0-24752)

     4.4 Certificate of Designation of Series C Convertible Preferred Stock of Wave Systems Corp. as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on January 8, 1997, File No. 0-24752)

     4.5 Certificate of Designation of Series D Convertible Preferred Stock of Wave Systems Corp. as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on June 3, 1997, File No. 0-24752)

     4.6 Certificate of Designation of Series F Convertible Preferred Stock of Wave Systems Corp. as filed with the Delaware Secretary of State on October 9, 1997 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on October 15, 1997, File No. 0-24752)

     4.7 Certificate of Designation of Series G Convertible Preferred Stock of Wave Systems Corp. as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 19, 1998, File No. 0-24752)

   +10.1 Joint Technology Development Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

   +10.2 License and Cross-License Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

     10.3 Amendment to License and Cross-License Agreement, dated as of August 27, 1993, between The Titan Corporation and Wave Systems Corp. (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

     10.4 Amended and Restated License Agreement, dated February 14, 1994, by and among Wave Systems Corp., Peter J. Sprague and John R. Michener (incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

   +10.5 Wave Systems Corp. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

   +10.6  Wave  Systems   Corp.   Non-Employee   Directors   Stock  Option  Plan
          (incorporated by reference to Exhibit 10.7 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

     10.7 Regulation S Securities Subscription Agreement, dated as of May 29, 1996 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on May 30, 1996, File No. 0-24752)

     10.8 Purchase Agreement between Wave Systems Corp. and JNC Opportunity Fund Ltd., dated as of December 27, 1996 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on January 8, 1997, File No. 0-24752)

     10.9 Registration Rights Agreement between Wave Systems Corp. and JNC Opportunity Fund Ltd., dated as of December 27, 1996 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on January 8, 1997, File No. 0-24752)

   10.10 Purchase Agreement between Wave Systems Corp. and JNC Opportunity Fund Ltd., dated as of May 30, 1997 (incorporated by reference to Exhibit
          4.1 of the Registrant's Current Report on Form 8-K filed on June 3, 1997, File No. 0-24752)

   10.11 Registration Rights Agreement between Wave Systems Corp. and JNC Opportunity Fund Ltd., dated as of May 30, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on June 30, 1997, File No. 0-24752)

   10.12 Purchase Agreement between Wave Systems Corp. and Combination, Inc., dated as of October 9, 1997 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on October 15, 1997, File No. 0-24752)

   10.13 Registration Rights Agreement between Wave Systems Corp. and Combination, dated as of October 9, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on October 15, 1997, File No. 0-24752)

   10.14 Purchase Agreement between Wave Systems Corp. and Combination Inc., dated as of March 6, 1998 (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed on March 19, 1998 file No. 0-24752)

   10.15 Registration Rights Agreement between Wave Systems Corp. and Combination Inc., dated as of March 6, 1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on March 19, 1998, file No. 0-24752)

   10.16 Addendum to License and Cross-License Agreement, dated February 28, 1997, between The Titan Corporation and Wave Systems Corp. (incorporated by reference to Exhibit 10.10 of the Registrant's
          Current  Report  on Form  10-K  filed  on  March  24,  1997,  file No.
          0-24752).

   23.1   Consent of Independent Auditors - KPMG Peat Marwick LLP

+Confidential treatment has been granted as to portions of this exhibit. +Management contract or compensatory plan.

     (b) The company filed a Form 8-K on October 15, 1997 in connection with the sale of its Series F Convertible Preferred Stock to Combination Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1998
                               WAVE SYSTEMS CORP.

                                     By:      /s/ Peter J. Sprague
                                     -----------------------------
                                     Name:    Peter J. Sprague
                                     Title:   Chairman, Chief Executive Officer
                                     (Principal Financial Officer and Duly
                                     Authorized Officer of the Registrant)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                            Title                            Date
/s/ Peter J. Sprague
------------------------
Peter J. Sprague         Chairman and Chief Executive Officer     March 31, 1998
                      (Principal Financial Officer and Duly
/s/ Steven Sprague      Authorized Officer of the Registrant)
------------------------
Steven Sprague        President, Chief Operating Officer and      March 31, 1998
                                     Director
/s/ John E. Bagalay, Jr.
------------------------
John E. Bagalay, Jr.                 Director                     March 31, 1998

/s/ Philippe Bertin
------------------------
Philippe Bertin                      Director                     March 31, 1998

/s/George Gilder
------------------------
George Gilder                        Director                     March 31, 1998

/s/John E. McConnaughy, Jr.
------------------------
John E. McConnaughy, Jr.             Director                     March 31, 1998

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                        Consolidated Financial Statements

                           December 31, 1997 and 1996

                   (With Independent Auditors' Report Thereon)



                   Index to Consolidated Financial Statements

                                                                                                       Page(s)

Independent Auditors' Report                                                                             F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                                             F-3

Consolidated  Statements of Operations  for each of the years ended December 31,
   1997, 1996 and 1995 and for the period from February 12,
   1988 (inception) through December 31, 1997                                                            F-4

Consolidated  Statements of  Stockholders'  Equity  (Deficiency) for each of the years ended December 31, 1997, 1996 and 1995 and for the period from
   February 12, 1988 (inception) through December 31, 1997                                               F-5

Consolidated  Statements of Cash Flows for each of the years ended  December 31,
   1997, 1996 and 1995 and for the period from
   February 12, 1988 (inception) through December 31, 1997                                              F-13

Notes to Consolidated Financial Statements                                                              F-15


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Wave Systems Corp.:


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 and for the period from February 12, 1988 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

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

                                                 KPMG PEAT MARWICK LLP




Boston, Massachusetts
March 27, 1998

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996




          Assets                                                                                       1997             1996

Current assets:
   Cash and cash equivalents                                                                    $      758,721         4,064,324
   Prepaid expenses and other receivables                                                                   -             70,358
                                                                                                   -------------    -------------

          Total current assets                                                                         758,721         4,134,682

Property and equipment, less accumulated depreciation of
   $964,184 in 1997 and $622,356 in 1996                                                               849,276           934,798
Goodwill, net of accumulated amortization of $39,686 in 1996                                                -            912,752
Other assets                                                                                            70,216           254,987
                                                                                                   -------------     -------------
                                                                                                 $   1,678,213         6,237,219
                                                                                                   =============     =============

   Liabilities and Stockholders' equity (deficiency)

Current liabilities:
   Accounts payable and accrued expenses                                                          $  1,427,762           937,163
   Note payable                                                                                        522,124           465,500
                                                                                                  ------------      ------------
             Total Current Liabilities                                                               1,949,886         1,402,663
                                                                                                  ------------      ------------
Series A Cumulative Redeemable Preferred Stock, $.0l par value.
   360 shares issued and outstanding in 1997 and 1996; involuntary
   liquidation value, $471,601                                                                         471,601           432,334
Series B Preferred Stock, $.0l par value. 20 shares issued and
   outstanding in 1996                                                                                      -            195,520
Series C Convertible Preferred Stock $.0l par value. 150,000
   shares issued and outstanding in 1996                                                                    -          2,647,742
                                                                                                  ------------       -----------

          Total preferred stock                                                                        471,601         3,275,596
                                                                                                  ------------       -----------

Stockholders' equity:
   Preferred stock, $.0l par value. Authorized 2,000,000 shares;
     360 shares issued and outstanding as Series A Cumulative
     Redeemable Preferred Stock                                                                             -                 -
   Common stock, $.0l par value. Authorized 25,000,000 shares as Class A;
     issued and outstanding 22,874,639 in 1997 and 11,582,086 in 1996                                  228,747           115,821
   Common stock, $.01 par value. Authorized 13,000,000 shares as
     Class B; issued and outstanding 4,421,953 in 1997 and 6,208,141 in 1996                            44,220            62,081
   Capital in excess of par value                                                                   44,520,246        33,052,432
   Deficit accumulated during the development stage                                                (45,324,463)      (31,426,669)
   Less:  Note receivable from stockholder, including accrued interest
     of $88,849 in 1997 and $71,530 in 1996                                                           (212,024)         (244,705)
                                                                                                  ------------      ------------

          Total stockholders' equity (deficiency)                                                     (743,274)        1,558,960
                                                                                                  ------------       -----------

 Commitments and contingencies
                                                                                                 $   1,678,213         6,237,219
                                                                                                   ===========       ===========


See accompanying notes to consolidated financial statements.






                                       F-4

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                      Consolidated Statements of Operations

                     Years ended December 31, 1997, 1996 and
                     1995 and period from February 12, 1988
                               (date of inception)
                            through December 31, 1997



                                                                                                             Period from
                                                                                                          February 12, 1988
                                                                                                         (date of inception)
                                                                                                               through
                                                                                                            December 31,
                                                           1997             1996              1995              1997
                                                           ----             ----              ----              ----

Net revenue                                        $        10,712             1,458               -             12,170
                                                     -------------      ------------      -------------    -------------

Operating expenses:
   Selling, general and administrative                   7,983,151         5,560,620        4,080,185        27,436,506
   Write-off of goodwill                                   769,886                -                -            769,886
   Aladdin license and in process
      research and development expense                   3,889,000                -                -          3,889,000
   Research and development                              2,146,127         3,309,022        3,324,735        14,745,813
                                                       -----------       -----------      -----------        ----------

                                                        14,788,164         8,869,642        7,404,920        46,841,205
                                                        ----------       -----------      -----------        ----------

Other income (expense):
   License fee                                           1,000,000                -                -          1,000,000
   Interest income                                          55,282           194,766          560,875         1,058,332
   Interest expense                                       (175,624)          (10,397)          (1,541)         (566,480)
   Other income                                                 -                 -            12,720            12,720
                                                      ------------      ------------     ------------     -------------

                                                           879,658           184,369          572,054         1,504,572
                                                      ------------      ------------     ------------       -----------

          Net loss                                     (13,897,794)       (8,683,815)      (6,832,866)      (45,324,463)

Accrued dividends on preferred stock (including
   accretion of assured incremental yield on preferred
   stock of $1,673,000 in 1997 and $670,965 in 1996)     2,482,982           870,579           40,600         3,478,495
                                                       -----------      ------------    -------------       -----------

          Net loss to common stockholders            $ (16,380,776)       (9,554,394)      (6,873,466)      (48,802,958)
                                                    ===============       ===========      ===========        ==========

Weighted average number of common shares
   outstanding during the period                        20,943,748        14,956,584       13,794,373         9,777,559
Loss per common share                                $        (.78)             (.64)            (.50)            (4.99)
                                                   ================       ============     ============      ============


See accompanying notes to consolidated financial statements.


                                       F-5

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)

     Period from February 12, 1988 (date of inception) to December 31, 1997
                                                                                                                 Deficit
                                                                                                               accumulated
                                                        Class A                 Class B           Capital      during the
                                                      common stock            common stock      in excess of    development
                                                    Shares     Amount     Shares       Amount     par value        stage
                                                   ---------  ---------  ---------    --------   -----------    -----------
Shares issued to founders at $.003 per share           -           -     4,680,000     46,800       (31,200)        -
Shares issued at $1.25 per share, net of
   expenses of $36,574 from September through
   November 1988                                       -           -       300,000      3,000       335,426         -
Net loss for period ended December 31, 1988            -           -         -            -            -         (326,832)
                                                   ---------  ---------  ---------    ---------  -----------    -----------
Balance at December 31, 1988                           -           -     4,980,000     49,800       304,226      (326,832)
Shares issued at $1.25 per share, net of
   expenses of $68,750, from January through
   December 1989                                       -           -       270,000      2,700       266,050         -
Shares issued at $1.25 per share in July 1989 as
   compensation for services rendered                  -           -      1,920            19         2,381         -
Shares issued by principal stockholders at $1.25
   per share in December 1989 as compensation
   for services rendered                               -           -         -            -         374,000         -
Net loss for year ended December 31, 1989              -           -         -            -            -         (982,186)
                                                   ---------  ---------  ---------    ---------  -----------    -----------
Balance at December 31, 1989                           -           -     5,251,920     52,519       946,657    (1,309,018)
Shares issued by principal stockholder at $1.25                                                                     -
   per share in March 1990 as compensation for
   services rendered                                   -           -         -            -          56,250
Shares issued by principal stockholder at   $.50
   per share in March 1990 as compensation for
   services rendered                                   -           -         -            -          60,000         -
Shares issued at $1.67 per share in May 1990 as
   compensation for services rendered                  -           -        6,000          60         9,940         -
Shares issued at $1.67 per share, net of
   expenses of $5,000 in March, April,
   November and December 1990                          -           -      390,000       3,900       641,100         -
Net loss for year ended December 31, 1990              -           -         -            -            -       (1,178,129)
                                                   ---------  ---------  ---------    ---------  -----------    -----------
Balance at December 31, 1990                           -           -     5,647,920     56,479      1,713,947   (2,487,147)
Shares issued at $1.67 per share from March
   through November 1991                               -           -     315,000        3,150       521,850         -
Shares issued at $1.67 per share in November
   1991 as compensation for services rendered          -           -     19,800           198        32,802         -
Net loss for year ended December 31, 1991              -           -         -            -            -       (1,009,368)
                                                   ---------  ---------  ---------    ---------  -----------    -----------
Balance at December 31, 1991 (carried forward)         -           -     5,982,720     59,827      2,268,599   (3,496,515)





                                       F-6

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)

     Period from February 12, 1988 (date of inception) to December 31, 1997




                                                                     Note
                                                                  receivable
                                                     Deferred        from
                                                   compensation   stockholder      Total

Shares issued to founders at $.003 per share            -              -          15,600
Shares issued at $1.25 per share, net of
   expenses of $36,574 from September through
   November 1988                                        -              -         338,426
Net loss for period ended December 31, 1988             -              -        (326,832)
                                                      -----          -----  -------------
Balance at December 31, 1988                            -              -          27,194
Shares issued at $1.25 per share, net of
   expenses of $68,750, from January through
   December 1989                                        -              -         268,750
Shares issued at $1.25 per share in July 1989 as
   compensation for services rendered                   -              -           2,400
Shares issued by principal stockholders at $1.25
   per share in December 1989 as compensation
   for services rendered                                -              -         374,000
Net loss for year ended December 31, 1989               -              -        (982,186)
                                                      -----          -----  -------------
Balance at December 31, 1989                            -              -        (309,842)
Shares issued by principal stockholder at $1.25
   per share in March 1990 as compensation for
   services rendered                                    -              -          56,250
Shares issued by principal stockholder at   $.50
   per share in March 1990 as compensation for
   services rendered                                    -              -          60,000
Shares issued at $1.67 per share in May 1990 as
   compensation for services rendered                   -              -          10,000
Shares issued at $1.67 per share, net of
   expenses of $5,000 in March, April,
    November and December 1990                          -              -         645,000
Net loss for year ended December 31, 1990               -              -      (1,178,129)
                                                      -----          -----  -------------
Balance at December 31, 1990                            -              -        (716,721)
Shares issued at $1.67 per share from March
   through November 1991                                -              -         525,000
Shares issued at $1.67 per share in November
   1991 as compensation for services rendered           -              -         33,000
Net loss for year ended December 31, 1991               -              -     (1,009,368)

                                                      -----          -----  -------------
Balance at December 31, 1991 (carried forward)          -              -     (1,168,089)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) - (Continued)
                                                                                                                Deficit
                                                                                                               accumulated
                                                         Class A                Class B          Capital in    during the
                                                      common stock            common stock        excess of    development
                                                   Shares      Amount      Shares     Amount      par value       stage
                                                 ----------  ----------  ----------  ----------  ----------   -----------
Balance at December 31, 1991 (brought forward)        -      $    -      5,982,720    $59,827    2,268,599    (3,496,515)
Shares issued at $1.67 per share from January
   through October 1992                               -           -        708,000      7,080    1,172,920          -
Shares issued at $1.67 per share in May 1992 in
   connection with License and Cross-License
   Agreement                                          -           -        674,976      6,750    1,118,210          -
Shares issued at $1.67 per share in May 1992 as
   compensation for services rendered                 -           -         18,000        180      29,820           -
Shares issued at $2.50 per share in May and
   November 1992 as compensation for services
   rendered                                           -           -        771,000      7,710    1,919,790          -
Shares issued at $2.50 per share, net of
   expenses of $7,500, in November and
   December 1992                                      -           -        323,001      3,230     796,773           -
Shares issued by principal stockholder in
   December 1992 at $2.50 per share as
   compensation for services rendered                 -           -          -           -         75,000           -
Shares canceled in October and December 1992          -           -        (75,000)      (750)        750           -
Issuance of stock options at $.003 exercise
   price per share in June 1992                       -           -          -           -        798,400           -
Amortization of deferred compensation                 -           -          -           -            -             -
Accrued dividends on preferred stock                  -           -          -           -         (6,383)          -
Note received from stockholder and accrual of
   interest thereon                                   -           -          -           -            -             -
Net loss for year ended December 31, 1992             -           -          -           -            -       (4,182,638)
                                                 ----------  ----------  ----------  ----------  ----------   -----------
Balance at December 31, 1992 (carried forward)         -           -      8,402,697     84,027    8,173,879    (7,679,153)





                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) - (Continued)

                                                                           Note
                                                                        receivable
                                                           Deferred        from
                                                         compensation   stockholder      Total
                                                         ------------   ------------  ------------
Balance at December 31, 1991 (brought forward)                -              -        (1,168,089)
Shares issued at $1.67 per share from January
   through October 1992                                       -              -         1,180,000
Shares issued at $1.67 per share in May 1992 in
   connection with License and Cross-License
   Agreement                                                  -              -         1,124,960
Shares issued at $1.67 per share in May 1992 as
   compensation for services rendered                         -              -            30,000
Shares issued at $2.50 per share in May and
   November 1992 as compensation for services
   rendered                                                   -              -         1,927,500
Shares issued at $2.50 per share, net of
   expenses of $7,500, in November and December 1992          -              -           800,003
Shares issued by principal stockholder in
   December 1992 at $2.50 per share as
   compensation for services rendered                         -              -            75,000
Shares canceled in October and December 1992                  -              -             -
Issuance of stock options at $.003 exercise
   price per share in June 1992                           (398,660)          -           399,740
Amortization of deferred compensation                      155,455           -           155,455
Accrued dividends on preferred stock                          -              -            (6,383)
Note received from stockholder and accrual of
   interest thereon                                           -          (152,974)      (152,974)
Net loss for year ended December 31, 1992                     -              -        (4,182,638)
                                                         ------------   ------------  ------------
Balance at December 31, 1992 (carried forward)            (243,205)      (152,974)       182,574



                                       F-9


                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) - (Continued)

                                                                                                                 Deficit
                                                                                                               accumulated
                                                        Class A                 Class B           Capital in    during the
                                                     common stock             common stock         excess of   development
                                                  Shares      Amount     Shares       Amount       par value      stage
                                                 ----------  ----------  ----------  ----------  ----------   -------------
Balance at December 31, 1992 (brought forward)       -      $    -      8,402,697    $84,027       8,173,879   (7,679,153)
Shares issued at $1.67 per share in February
   1993                                              -           -         30,000        300          49,800        -
Shares issued at $3.50 per share, net of
   expenses of $82,427, from April through
   December 1993                                     -           -        550,359      5,504       1,838,294        -
Shares issued at $3.50 per share from May to
   December 1993 as compensation  for services
   rendered, for the acquisition of property
   and equipment and as additional interest on
   borrowings                                        -           -         73,319        733         255,884        -
Issuance of warrants to purchase Class B
   common stock from September to December
   1993 in conjunction with the issuance of
   convertible debt                                  -           -          -            -            72,893        -
Amortization of deferred compensation                -           -          -            -             -            -
Accrued dividends on preferred stock                 -           -          -            -           (38,467)       -
Note received from stockholder and accrual of
   interest thereon                                  -           -          -            -             -            -
Net loss for year ended December 31, 1993            -           -          -            -             -       (3,959,334)
                                                ----------  ----------  ----------   ----------   ----------  -------------
Balance at December 31, 1993                         -           -      9,056,375      90,564     10,352,283   (11,638,487)
Shares issued at $3.50 per share in January
   and February 1994                                 -           -         95,715         957        334,046      -
Shares issued at $3.50 per share in February
   1994 as additional interest on borrowings         -           -          5,700          57         19,893        -
Issuance of warrants to purchase Class B
   common stock in January and February
    1994 in conjunction with the issuance
    of convertible debt                              -           -          -            -           115,234        -
Accrued dividends on preferred stock                 -           -          -            -           (39,484)       -
Accrual of interest on note receivable from
   stockholder                                       -           -          -            -             -            -
Sale of warrants to underwriter in September
   1994                                              -           -          -            -                 4        -
   Conversion of notes payable                       -           -        599,507      5,995       2,079,131        -
Shares issued at $5.00 per share in initial
   public offering in September 1994, net of
   expenses of $2,929,835                        3,728,200    37,282        -            -        15,673,883        -
   Net loss for year ended December 31, 1994         -           -          -            -             -       (4,271,501)
                                                ----------  ----------  ----------   ----------   ----------  -------------
   Balance at December 31, 1994 (carried         3,728,200    37,282    9,757,297     97,573      28,534,990   (15,909,988)
   forward)






                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) - (Continued)

                                                                              Note
                                                                           receivable
                                                              Deferred        from
                                                            compensation   stockholder      Total
Balance at December 31, 1992 (brought forward)               (243,205)      (152,974)       182,574
Shares issued at $1.67 per share in February
   1993                                                           -             -            50,100
Shares issued at $3.50 per share, net of
   expenses of $82,427, from April through
   December 1993                                                  -             -         1,843,798
Shares issued at $3.50 per share from May to
   December 1993 as compensation  for services
   rendered, for the acquisition of property
   and equipment and as additional interest on
   borrowings                                                     -             -           256,617
Issuance of warrants to purchase Class B
   common stock from September to December
   1993 in conjunction with the issuance of
   convertible debt                                               -             -            72,893
Amortization of deferred compensation                         243,205           -           243,205
Accrued dividends on preferred stock                              -             -           (38,467)
Note received from stockholder and accrual of
   interest thereon                                               -           (39,783)       (39,783)
Net loss for year ended December 31, 1993                         -             -         (3,959,334)
                                                              -----------    -----------  -----------
Balance at December 31, 1993                                      -          (192,757)    (1,388,397)
Shares issued at $3.50 per share in January
   and February 1994                                              -             -            335,003
Shares issued at $3.50 per share in February
   1994 as additional interest on borrowings                      -             -             19,950
Issuance of warrants to purchase Class B
   common stock in January and February 1994
   in conjunction with the issuance of convertible
   debt                                                           -             -            115,234
Accrued dividends on preferred stock                              -             -            (39,484)
Accrual of interest on note receivable from
   stockholder                                                    -           (17,315)       (17,315)
Sale of warrants to underwriter in September
   1994                                                           -             -                  4
   Conversion of notes payable                                    -             -          2,085,126
Shares issued at $5.00 per share in initial
   public offering in September 1994, net of
   expenses of $2,929,835                                         -             -         15,711,165
   Net loss for year ended December 31, 1994                      -             -         (4,271,501)
                                                              -----------    -----------  -----------
   Balance at December 31, 1994 (carried forward)                 -          (210,072)    12,549,785
                                                              -----------    -----------  -----------











                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) - (Continued)



                                                                                                                   Deficit
                                                                                                                 accumulated
                                                        Class A                  Class B           Capital in    during the
                                                     common stock             common stock          excess of    development
                                                   Shares     Amount      Shares        Amount      par value       stage
                                                 ---------   ---------  ---------      ---------   ----------   ------------
Balance at December 31, 1994 (brought forward)   3,728,200   $37,282    9,757,297      $97,573     28,534,990   (15,909,988)
Shares issued at prices ranging from $1.00 per
   share to $3.13 per share as compensation for
   services rendered                               31,559        315         -            -            57,184         -
Exercise of options to purchase Class B stock        -           -        681,700        6,817        429,413         -
Accrued dividends on preferred stock                 -           -           -            -           (40,600)        -
Accrual of interest on note receivable from
   stockholder                                       -           -           -            -             -             -
Exchange of Class B stock for Class A stock      2,855,859    28,559   (2,855,859)     (28,559)         -             -
Net loss for the year ended December 31, 1995        -           -           -            -             -        (6,832,866)
                                                 ---------   ---------  ---------      ---------   ----------   ------------
Balance at December 31, 1995                     6,615,618    66,156    7,583,138       75,831     28,980,987   (22,742,854)
Exercise of options to purchase Class A stock      214,091     2,141         -            -           420,366         -
Shares issued at prices ranging from $2.06 per
   share to $3.44 per share as compensation for
   services rendered                               42,077        421         -            -           123,029          -
Issuance of unregistered Class B common stock
   to acquire Wave Interactive Network valued
   at approximately $.98 per share                    -           -       375,000        3,750        364,688         -
Issuance of warrants to purchase unregistered
   shares of
   Class A common stock in conjunction with          -           -           -            -           283,455        -
   the issuance
   of convertible debt and preferred stock
Conversion of Class B Preferred Stock            2,960,303    29,603         -            -         3,078,921         -
Accrual of interest on note receivable               -           -           -            -             -             -
Accrued dividends on preferred stock                 -           -           -            -          (199,014)        -
Exchange of Class B stock for Class A stock      1,749,997    17,500    (1,749,997)    (17,500)         -             -
Net loss for the year ended December 31, 1996        -           -           -            -             -        (8,683,815)
                                                 ----------  ---------  ---------      ---------   ----------   ------------
Balance at December 31, 1996                     11,582,086  115,821    6,208,141       62,081     33,052,432   (31,426,669)
                                                 ----------  ---------  ---------      ---------   ----------   ------------
Exercise of options to purchase Class A
   and B common stock                               70,326       703       10,330          104        139,081         -
Shares issued at prices ranging from $1.00
   per share to $3.00 per share as
   compensation for services rendered              126,885      1,269        -            -           304,227         -
Conversion of preferred stock into common stock  7,998,860     79,989        -            -         6,703,028         -
Issuance of Class A common stock and warrants
   to purchase Class A common stock to Aladdin     500,000      5,000        -            -         3,834,000         -
Issuance of Class A common stock and warrants
   to purchase Class A common stock                799,964      8,000        -            -           792,000         -
Reduction in note receivable                         -           -           -            -             -             -
Accrual of interest on note receivable               -           -           -            -             -             -
Issuance of warrants to purchase Class A
   common stock in conjunction with the
   issuance of Preferred Stock                       -           -           -            -           386,462         -
Accrued dividend on preferred stock including
   accretion of assured incremental yield            -           -           -            -        (1,372,984)        -
Assured incremental yield on issuance of
   Series F convertible preferred stock
   and debt                                          -           -           -            -           682,000         -
Net loss                                             -           -           -            -             -       (13,897,794)
Exchange of Class B stock for Class A stock      1,796,518    17,965    (1,796,518)    (17,965)         -             -
                                                 ----------  ---------  ---------      ---------   ----------   ------------
Balance at December 31, 1997                     22,874,639  228,747     4,421,953      44,220     44,520,246   (45,324,463)
                                                 ==========  =========  =========      =========   ==========   ============


                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) - (Continued)


                                                      Note
                                                   receivable
                                      Deferred        from
                                    compensation   stockholder      Total
                                    ------------   -----------   -----------
Balance at December 31, 1994             -          (210,072)    12,549,785
(brought forward)
Shares issued at prices ranging
   from $1.00 per share to $3.13
   per share as compensation for
   services rendered                     -              -            57,499
Exercise of options to purchase
   Class B stock                         -              -           436,230
Accrued dividends on preferred
   stock                                 -              -           (40,600)
Accrual of interest on note
   receivable from stockholder           -           (17,318)       (17,318)
Exchange of Class B stock for
   Class A stock                         -              -             -
Net loss for the year ended
   December 31, 1995                     -              -        (6,832,866)
                                     -----------   -----------   -----------
Balance at December 31, 1995             -          (227,390)     6,152,730
Exercise of options to purchase
   Class A stock                         -              -           422,507
Shares issued at prices ranging
   from $2.06 per share to $3.44
    per share as compensation for
    services rendered                    -              -           123,450
Issuance of unregistered Class B
   common stock to acquire
   Wave Interactive Network
   valued at approximately
   $.98 per share                        -              -           368,438
Issuance of warrants to purchase
   unregistered shares of Class
   A common stock in conjunction
    with the issuance of convertible
   debt and preferred stock              -              -           283,455
Conversion of Class B Preferred
   Stock                                 -              -         3,108,524
Accrual of interest on note
   receivable                            -           (17,315)       (17,315)
Accrued dividends on preferred
   stock                                 -              -          (199,014)
Exchange of Class B stock for
Class A stock                            -              -             -
Net loss for the year ended
 December 31, 1996                       -              -        (8,683,815)
                                     -----------   -----------   -----------
  Balance at December 31, 1996           -          (244,705)     1,558,960
                                     -----------   -----------   -----------
Exercise of options to purchase          -              -           139,888
   Class A and B common stock
Shares issued at prices ranging
   from $1.00 per share
   to $3.00 per share as                 -              -           305,496
   compensation for services
   rendered
Conversion of preferred stock            -              -         6,783,017
   into common stock
Issuance of Class A common stock
   and warrants to purchase
   Class A common stock
   to Aladdin                            -              -         3,839,000
Issuance of Class A common stock
   and warrants to purchase Class A
   common stock                          -              -           800,000
Reduction in note receivable             -            50,000         50,000
Accrual of interest on note
   receivable                            -           (17,319)       (17,319)
Issuance of warrants to purchase
   Class A common stock
   in conjunction with the
   issuance of Preferred Stock           -              -           386,462
Accrued dividend on preferred
   stock including accretion
   of assured incremental yield          -              -        (1,372,984)
Assured incremental yield on
   issuance of Series F
   convertible preferred stock
   and debt                              -              -           682,000
Net loss                                 -              -        (13,897,794)
Exchange of Class B stock for
Class A stock                            -              -               -
                                     -----------   -----------   -----------
Balance at December 31, 1997             -          (212,024)      (743,274)
                                     ===========   ===========   ===========


See accompanying notes to consolidated financial statements.





                                      F-13


                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                      Consolidated Statements of Cash Flows

            Years ended December 31, 1997, 1996, 1995 and the Period
     From February 12, 1988 (Date of Inception) through December 31, 1997



                                                                                                             Period from
                                                                                                          February 12, 1988
                                                                                                         (date of inception)
                                                                                                               through
                                                                                                            December 31,
                                                           1997             1996              1995              1997
                                                           ----             ----              ----              ----
Cash flows from operating activities:
   Net loss                                          $ (13,897,794)       (8,683,815)      (6,832,866)      (45,324,463)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Write-off of goodwill                                 769,886                -                -            769,886
     Depreciation and amortization                         486,693           316,829          177,393         1,187,368
     Reserve for note from affiliate                            -          1,004,934          668,000         1,672,934
     Accrued interest on marketable securities                  -             48,617          (48,617)         (106,962)
     Noncash expenses:
       Accretion of assured incremental yield on
          convertible debt                                 119,000                -                -            119,000
       Common stock issued in connection with
          License and Cross-License Agreement                   -                 -                -          1,124,960
       Common stock issued for services rendered
          and additional interest on borrowings            305,496            40,938           57,499         2,677,058
       Issuance of warrants to Aladdin                   2,939,000                -                -          2,939,000
       Accrued interest on note payable                     56,624             9,500               -             66,124
       Preferred stock issued for services rendered             -                 -                -            265,600
       Compensation associated with issuance of
          stock options                                         -                 -                -            399,740
       Amortization of deferred compensation                    -                 -                -            398,660
       Amortization of discount on notes payable                -                 -                -            166,253
       Common stock issued by principal stockholder
          for services rendered                                 -                 -                -            565,250
     Changes in assets and liabilities:
       Increase in accrued interest on note receivable     (17,319)          (17,315)         (17,318)          (88,850)
       Increase (decrease) in prepaid expenses and
          other receivables                                 70,358            64,413          (70,602)               -
       Increase in other assets                            184,771           (53,346)         (88,114)          (85,132)
       (Decrease) increase in accounts payable and
          accrued expenses                                 490,599          (191,103)         343,633         1,565,274
                                                      ------------        ----------     ------------       -----------

          Net cash used in operating activities         (8,492,686)       (7,460,348)      (5,810,992)      (31,688,300)
                                                       -----------         ---------      -----------        ----------


                                                                                                          (Continued)




                                      F-14


                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                Consolidated Statements of Cash Flows, Continued




                                                                                                             Period from
                                                                                                          February 12, 1988
                                                                                                         (date of inception)
                                                                                                               through
                                                                                                            December 31,
                                                           1997             1996              1995              1997
                                                           ----             ----              ----              ----
Cash flows from investing activities:
   Acquisition of property and equipment                  (256,306)         (252,439)        (814,205)       (1,807,118)
   Short-term loans to affiliate                                -         (1,004,934)        (668,000)       (1,672,934)
   Organizational costs                                         -                 -                -            (14,966)
   Purchase of marketable securities-held to maturity           -         (2,945,458)     (16,601,235)      (27,546,769)
   Maturity of marketable securities-held to maturity           -          6,843,041       20,810,690        27,653,731
                                                      ------------       -----------       ----------        ----------
          Net cash provided by (used in) investing
            activities                                    (256,306)        2,640,210        2,727,250        (3,388,056)
                                                      ------------       -----------      -----------       -----------
Cash flows from financing activities:
   Net proceeds from issuance of common stock            1,839,888           422,507          436,230        24,409,471
   Net proceeds from issuance of preferred stock
     and warrants                                        3,553,501         5,950,027               -          9,505,527
   Sale of warrants                                             -                 -                -                  4
   Note receivable from stockholder                         50,000                -                -           (123,175)
   Proceeds from notes payable and warrants to
     stockholders                                               -                 -                -          2,083,972
   Repayments of notes payable to stockholders                  -                 -                -         (1,069,972)
   Proceeds from notes payable and warrants                     -                 -                -          1,284,250
   Repayments of note payable                                   -                 -                -           (255,000)
   Advances from stockholder                                    -                 -                -            227,598
   Repayments of advances from stockholder                      -                 -                -           (227,598)
                                                         ---------         ---------       ----------        -----------

          Net cash provided by financing activities      5,443,389         6,372,534          436,230        35,835,077
                                                         ---------         ---------       ----------        -----------
Net increase (decrease) in cash and cash equivalents    (3,305,603)        1,552,396       (2,647,512)          758,721
Cash and cash equivalents at beginning of period         4,064,324         2,511,928        5,159,440                -
                                                         ---------         ---------       ----------        -----------
Cash and cash equivalents at end of period            $    758,721         4,064,324        2,511,928           758,721
                                                        ==========         =========       ==========        ===========


See accompanying notes to consolidated financial statements.


                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

      December 31, 1997, 1996, 1995 and The Period From February 12, 1988
                 (Date Of Inception) Through December 31, 1997



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

(2) Significant Accounting Policies

     (a) Principles of Consolidation

          The consolidated financial statements include the financial statements of Wave; a wholly owned subsidiary, Harvard International Medical Library, Inc., doing business as MedWave; a majority owned inactive subsidiary, Network News Corp., ("NNC"); and a wholly owned inactive subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     (d) Property and Equipment

          Property and equipment,  including  computer  software,  are stated at
     cost.   Depreciation  is  computed  using  the  straight-line  method  over estimated useful lives of five years.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

            Notes to Consolidated Financial Statements - (Continued)





     (e) Goodwill

          Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the period expected to be benefited of five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the related acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill is impacted if estimated future operating cash flows are not achieved. During the third quarter of 1997, the Company wrote-off goodwill related to the WIN acquisition as it was uncertain whether the current and expected future results of operations of WIN would be sufficient to support its carrying value.

     (f) Income Taxes

          The Company accounts for income taxes under the asset and liability method. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (g) Stock Option

          Plan The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation and accordingly, provides pro forma net income and pro forma earnings per share footnote disclosures for employee stock options as if the fair value-based method defined in SFAS No. 123 had been applied.

     (h) Research and Development

          Research and development costs are expensed as incurred.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

            Notes to Consolidated Financial Statements - (Continued)





     (i) Loss Per Share

          During the fourth quarter of 1997 the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. Pursuant to SFAS 128, basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. No effect has been given to common stock equivalents or convertible preferred stock or debt in the diluted loss per common share as they are all anti-dilutive. Included in net loss to common stockholders is the accretion of the assured incremental yield related to the ability of the Series B, C, D and F preferred stockholders to acquire common stock upon conversion at a discount. The assured incremental yield is being accreted as a dividend over the periods from the dates of issuance of the preferred stock to the earliest eligible dates for conversion.

     (j) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

          The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (k) Reclassifications

          Certain reclassifications have been made to the 1996 consolidated financial statements to conform to the 1997 presentation.

(3) Related Party Transactions

     (a) Note Receivable from Stockholder

          A stockholder, the Chairman and Chief Executive Officer of the Company, was indebted to the Company at December 31, 1997 under two promissory notes totaling $212,024, including accrued interest, due on demand. During 1997, $50,000 of the Chairman and Chief Executive Officer's bonus was used to reduce the principal owned.

          The notes are secured by a pledge of 67,000 shares of Class B common stock held by the stockholder and officer. The notes bear interest at 10% per annum. The notes and accrued interest thereon have been shown as a deduction from stockholders' equity in the accompanying consolidated financial statements.

     (b) Payment to Employer of Related Party

          In  1997,  the  Company  paid  $182,209  to  Enterprise   Engineering
     Associates ("EEA"), during which time Mr. Michael Sprague was an employee of EEA. On August 1, 1997, Michael Sprague became an employee of Wave, at an annual salary of $110,000. Michael Sprague is the son of the Chairman and Chief Executive Officer of the Company.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)




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

          During 1996, the Company continued to finance the operations of WIN through additional demand notes with terms similar to the original demand note. The additional notes amounting to $1,004,000 were also fully reserved. On December 30, 1996, effective as of October 18, 1996, the Company entered into a merger agreement with WIN whereby the Company exchanged, for all of the outstanding WIN common stock that it did not own, 375,000 shares of Class B common stock. These Class B shares are restricted securities within the meaning of Rule 144 of the Securities Act of 1933, as amended (the "Act"). Additionally, based on the attainment of a specified milestone, the shareholders of WIN are entitled to receive an additional 325,000 shares of the Company's Class B common stock. The Company also issued a 10% convertible note and a warrant to refinance a convertible note obligation of WIN amounting to approximately $456,000, which included accrued interest to October 18, 1996, and an outstanding warrant. Included in the results of operations are WIN's operations from October 18, 1996. This acquisition has been accounted for by the purchase method.

          The purchase price of $952,438 was determined based on the estimated fair value of the consideration given to the WIN shareholders and noteholders. Due to its restricted nature, the Class B common stock was valued at a discount of 25% from the market value of the Class A common stock as of October 18, 1996. The convertible note was valued at its face amount as any discount attributable to the incremental yield imbedded in the conversion feature was assumed to be offset by the restricted nature of the Class A common stock into which the note is convertible. The warrant was valued at $128,000, its estimated fair value, using the BlackScholes model and assuming:

                    Expected Life 5 years
                    Interest Rate 6.25%
                    Volatility  124%
                    Dividend Yield 0.0%

          The entire purchase price was allocated to goodwill as WIN had no net tangible assets. Subsequently, in 1997, the Company determined it was uncertain whether the current and expected future results of operations of WIN would be adequate to support the goodwill capitalization, and wrote-off the goodwill as impaired. If the contingent consideration is issued, value ascribed to such consideration will be expensed.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)



(4) Property and Equipment
   Property and equipment as of December 31 consisted of the following:
                                                                                1997              1996
                                                                                ----              ----

       Equipment                                                            $ 1,297,702         1,094,036
       Furniture, fixtures and improvements                                     389,530           350,744
       Computer software                                                        128,228           112,374
                                                                             ----------        ----------
                                                                              1,815,460         1,557,154
       Less: Accumulated depreciation                                           966,184           622,356
                                                                             ----------        ----------
          Total                                                            $    849,276           934,798
                                                                            ===========       ===========



          Depreciation expense on property and equipment amounted to approximately $344,000, $272,000, $172,000 and $966,000 for the years ended
     December 31, 1997, 1996, and 1995 and for the period from inception through December 31, 1997, respectively.

(5) Notes Payable

          In connection with the acquisition of WIN, the Company issued a 10% convertible note amounting to $456,000 and a warrant to refinance WIN's obligation to a WIN noteholder. The note is convertible any time after April 1, 1997 and will become due, including accrued interest of $66,125, on April 18, 1998. The note is convertible into a number of the Company's unregistered Class A common stock for a period beginning on April 1, 1997 and ending April 18, 1998 calculated as the greater of (a) the number of shares that would be acquired at 80% of the fair market value of the Class A common stock or (b) 250,000 shares plus 2,000 shares for each month the note is outstanding.

(6) Accounts Payable and Accrued Expenses
   Accounts payable and accrued expenses as of December 31 consisted of the following:

                                                                                              1997               1996
                                                                                              ----               ----
       Accrual of costs related to the ITG agreement                                        $ 490,000                -
       Accounts payable                                                                       298,486           403,447
       Accrued consulting and professional fees                                               264,495           409,562
       Accrued payroll and related costs                                                      318,403           111,340
       Other accrued liabilities                                                               56,378            12,814
                                                                                          -----------       -----------

          Total                                                                           $ 1,427,762           937,163
                                                                                            =========         =========

(7) Capital Stock

          (a) Redeemable  Preferred  Stock

     The Company has authorized 2,000,000 shares of preferred stock having a par value of $.0l per share. On October 19, 1992, the Board of Directors designated and issued 360 shares of this preferred stock of the Company as "Series A Cumulative Redeemable Preferred Stock" ("Series A Preferred Stock").

                                   (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)





          The Series A Preferred Stock was issued in settlement of compensation owed to a former officer of the Company for services provided to the Company. The holder of the Series A Preferred Stock is entitled to receive a dividend at the rate of $60 per share per annum, when and as declared by the Board of Directors of the Company. Dividends are cumulative from the date of original issue, and payable upon redemption.

          No dividends may be declared upon the common stock of the Company unless full cumulative dividends on the Series A Preferred Stock have been declared and a sum sufficient for the payment thereof has been set apart for such payment. The stock is non-voting and redeemable at $1,000 per share, plus accumulated dividends, at any time at the option of the Company. The stock is subject to mandatory redemption five years from the date of issuance, or October 1997. Because the dividend rate on the Preferred Stock was below market rates, the stock was discounted to yield a market rate of 12% at the time of issuance, resulting in a discount of $94,400. Dividends of $39,267 (including amortization of the discount of $17,667), $41,800 (including amortization of the discount of $20,200), and $40,600 (including amortization of the discount of $18,998) have been accrued for the years ended December 31, 1997, 1996 and 1995, respectively. The holder has not notified the Company of his intention to redeem the stock. The Company continues to accrue dividends until receipt of such intention.

          In May of 1996, the Company raised $3,214,026, net of issuance costs of $285,974, through the placement of 350 shares of Series B Preferred Stock ("Series B Preferred Stock") pursuant to Regulation S of the Securities Act of 1933 ("the Act"). The Series B Preferred Stock has a stated value of $10,000 per share, which accrues dividends for liquidation and conversion purposes at 6% per annum, and ranks senior to the Company's common stock and Series C Convertible Preferred Stock ("Series C Preferred Stock") and junior to the Series A Preferred Stock. Series B Preferred Stock was convertible by the holder, in increments, into the Company's Class A common stock. The Series B Preferred Stock was convertible at the lesser of 110% of the average closing bid price for the five days immediately preceding the issue date or 85% of the average closing bid price for the five days immediately preceding the conversion date. During 1996, 330 shares of the Company's Series B Preferred Stock were converted into 2,960,303 shares of the Company's Class A common stock and the remaining 20 shares of Series B preferred were converted in 1997 into 117,240 shares of the Company's Class A common stock.

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

                                   (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)





          The Series C Preferred Stock ranks senior to the Company's common stock and junior to the Series A and B Preferred Stock. Series C Preferred Stock was convertible by the holder, in increments, into the Company's Class A common stock based on the market price of the Company's Class A common stock at the time of conversion.

          The Series C Preferred Stock was convertible at the lesser of $2.31 per share or 80%, as adjusted, of the average of the fair value of the Class A common stock for the five days prior to the conversion date. During 1997 all of the Series C preferred stock was converted into 2,850,439 shares of the Company's Class A common stock.

          In May of 1997 the Company raised approximately $1,316,000, net of issuance costs of $272,000 ($162,000 of which related to the value ascribed to warrants issued), through the placement of 80,000 shares of newly created Series D Convertible Preferred Stock. The Series D Preferred Stock had a stated value of $20 per share, which accrued dividends payable quarterly in cash at 6%.

          The Series D Convertible Preferred Stock was convertible into the Class A Common Stock of the Company at an effective conversion price of the lower of (i) $1.35, or (ii) 80% of the average closing bid price on the NASDAQ National Market System of the Company's Class A Common Stock for the five (5) trading days immediately preceding the date of conversion. During 1997 all of the Series D Convertible Preferred Stock was converted into 2,070,095 shares of the Company's Class A Common Stock.

   (b) Convertible Preferred Stock

          In October 1997 the Company raised approximately $1,850,000, net of issuance costs of $397,000 ($224,000 of which related to the value ascribed to warrants issued), though the private placement 112,500 shares of newly created Series F Convertible Preferred Stock. The Series F Convertible Preferred Stock has a stated value of $20 per share, which accrued dividends payable quarterly in cash at 6%.

          The Series F Convertible Preferred Stock was convertible into the Class A Common Stock at an effective conversion price of the lower of (a) $1.05 and (b) 80% of the average of the five (5) lowest trading prices of Class A Common Stock. During 1997 all of the Series F Convertible Preferred Stock was converted into 2,961,086 shares of the Company's Class A Common Stock.

   (c) Common Stock

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

                                   (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)





          Two principal stockholders did not acquire the full amount of shares to which they were entitled. Most of the additional proportionate shares that these stockholders would have been credited with were offered instead to certain officers, employees and stockholders for $.003 per share. To the extent that these rights were offered to the individuals in compensation for services rendered to the Company, compensation expense equal to the difference between the estimated fair value as of the date of issuance and the purchase price of the stock was recorded. The estimated fair value of the common stock was determined based on sales to third parties near the date of issuance. Compensation expense associated with the issuance of these shares of $430,250 is included in the accompanying consolidated statement of operations for the period from inception to December 31, 1997.

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

          In February 1995, the Company agreed to grant 36,000 shares of Class A common stock, 12,000 of which were issued in 1995 with the remainder issued in 1996, to two consultants and six non-employee directors as compensation for services rendered. Expenses of $112,500 were recorded in 1995 representing the stock's fair value of $3.13 per share at the time of the agreement to grant.

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

          During 1997 the Company issued 126,885 shares of the Company's Class A common stock to vendors or for the settlement of liabilities. Expenses of $305,496 have been recorded representing the stocks' fair value at the date of issuance.


                                   (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)





          During 1997 the Company sold approximately 800,000 shares of the Company's Class A common stock and warrants to purchase 160,000 shares of the Company's Class A common stock, which may be exercised at an exercise price of $1.00, for an aggregate purchase price of $800,000.

          During 1997 the Company issued 500,000 shares of the Company's Class A common stock in connection with a license agreement with Aladdin Knowledge Systems, Ltd. for its proprietary persistent encryption technology. The shares were issued at their fair value on the date of issuance.

   (d) Recapitalization

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

(8) Options and Warrants

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

          Employees are entitled to exercise their options on dates determined by the Compensation Committee of the Board of Directors. Vesting provisions for options granted generally range from immediate vesting to prorata vesting over a three-year period. Options granted under the 1991 Plan may, in the discretion of the Compensation Committee, include the right to acquire a reload option. A reload option provides for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise.

          Subsequent to January 1994 no further options, other than reload options, may be granted under the 1991 Plan. All options outstanding under the 1991 Plan continue in full force and effect subject to their original terms. (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)





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

          Any person subsequently elected as a director who is not an employee of the Company will receive an initial grant of options to purchase 12,000 shares of Class A common stock on the day he or she is elected a director. In addition, on the day immediately following each of the dates on which an incumbent director is reelected, he or she received an additional grant of options to purchase 2,000 shares of Class A common stock.

          In February 1995, the Board of Directors authorized certain changes to the Directors' Plan. The annual option grant for directors was increased from a total of 2,000 shares of Class A common stock to 10,000 shares of Class A common stock. In July 1995, the stockholders of the Company authorized an increase to the total number of shares subject to the Directors' Plan from 200,000 shares to 500,000 shares. Options to purchase a total of 110,000 and 100,000 shares of Class A common stock at $ 1.94 to $ 3.09 and $3.09 per share, were issued in 1997 and 1996, respectively, to nonemployee directors.

          Initial option grants under the Directors' Plan vest one-third upon grant, and one-third on each of the first and second anniversaries. Annual option grants vest 25% after each three-month period following grant.

       (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)





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

          At December  31, 1997,  there were  approximately  953,000  additional shares available for grant under the 1994 Plan. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $1.58, $2.65 and $2.22 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                1997              1996              1995
                                ----              ----              ----

       Expected Life (Years)      10               10                10
       Interest Rate             6.5%             6.4%              5.6%
       Volatility                111%             124%              135%
       Dividend Yield              0%               0%                0%

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

          Had the Company determined compensation cost based on the fair value at the grant dates for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                                1997              1996             1995
                                                                ----              ----             ----
     Net loss - as reported                                 $ (13,897,794)      (8,683,815)       (6,832,866)
     Net loss - pro forma                                   $ (15,300,187)     (10,025,517)       (7,102,627)
     Net loss to common stockholders - as reported          $ (16,380,776)      (9,554,394)       (6,873,466)
     Net loss to common shareholders - pro forma            $ (17,783,169)     (10,896,096)       (7,143,227)
     Loss per common share - as reported                    $        (.78)            (.64)             (.50)
     Loss per common share - pro forma                      $        (.85)            (.73)             (.52)


          Pro forma net loss reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 are not considered.

                                   (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)





Summary of Option Activity

   A summary of option activity through December 31, 1997 follows:

                                  Class A and B shares  Weighted average
                                    subject to option    exercise price

Balance at January 1, 1991                      -              $  -
Options granted                             30,000             1.67
                                       -----------

Balance at December 31, 1991                30,000             1.67
Options granted                            816,750             1.18
                                        ----------

Balance at December 31, 1992               846,750             1.20
Options granted                            949,186             3.10
                                        ----------

Balance at December 31, 1993             1,795,936             2.20
Options granted                            310,200             3.05
Options canceled                          (108,500)            3.38
                                        ----------

Balance at December 31, 1994             1,997,636             2.27
Options granted                            777,850             2.22
Options canceled                          (349,205)            2.11
Options exercised                         (681,700)             .64
                                        ----------

Balance at December 31, 1995             1,744,581             2.92
Options granted                          1,342,075             2.65
Options canceled                          (503,879)            3.20
Options exercised                         (214,091)            1.97
                                        ----------

Balance at December 31, 1996             2,368,686             2.79
Options granted                            316,010             1.58
Options canceled                          (669,580)
Options exercised                          (70,326)            1.90
                                       -----------

Balance at December 31, 1997             1,944,790             2.73
                                         =========

          At December 31, 1997, there were approximately 988,000 options exercisable at prices ranging from $1.06 to $7.06.

                                   (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)





The following table summarizes information about stock options outstanding at December 31, 1997:

                                                              Weighted
                                            Weighted           average
                                             average          remaining
Range of           Number        Number     exercise         contractual
exercise prices  outstanding   exercisable    price             life
   $1.06            131,250         6417       $1.06          9.9 years

   1.09 - 1.67     440,260       203,063       1.30           7.4 years

   1.94 - 2.31     134,810        23,400       2.04           8.2 years

   2.50 - 2.97     154,690       118,603       2.61           6.5 years

   3.06 - 3.50     924,000       559,339       3.31           7.2 years

   3.81             87,000        29,000       3.81           8.1 years

   7.06             72,780        48,522       7.06           7.6 years

   Warrants

          In 1993 and 1994, the Company issued warrants to acquire a total of 151,600 shares of Class B common stock at $3.50 per share in conjunction with sales of Class B common stock to individuals and institutions. All warrants are exercisable for a period of five years from the date of issuance.

          In 1993 and 1994, the Company issued warrants to acquire a total of 376,253 shares of Class B common stock at $3.50 per share in conjunction with the issuance of its 10% Convertible Notes which have since been repaid and in 1994, the Company issued warrants to acquire a total of 46,799 shares of Class B common stock at $6.00 per share in conjunction with the issuance of its 15% Notes, also which have since been repaid. All warrants are exercisable for a period of five years from their dates of issuance.

          Under the terms of the Company's initial public offering, the underwriter acquired warrants to purchase 360,000 Class A common shares at a price of $6.50 per share for nominal consideration. These warrants are exercisable for four years commencing in September 1995.

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

             Notes to Consolidated Financial Statements, (Continued)





          Due to the successful placement of 150,000 shares of the Company's Series C Convertible Stock, Wharton Capital Partners Ltd. and The Shemano Group, Inc., two financial consulting firms, were issued warrants by the Company to purchase 37,500 Class A common shares each at a price of $2.54 per share. These warrants expire on December 27, 1999.

          In connection with the acquisition of WIN, the Company issued a warrant that allows the holder the ability to purchase unregistered shares of the Company's Class A common stock at a price of $1.25 per share at the earlier of the conversion of a note or April 18, 1998 for a period of five years. The number of shares able to be purchased under this warrant is based on a formula of $170,000 divided by 80% of the fair market value of the Class A common stock at the time of conversion.

          As a result of the successful placement of 80,000 shares of the Company's Series D Preferred Stock, JNC Opportunity Fund, the acquirer of the placement, received 80,000 warrants to purchase the Company's unregistered Class A Common Stock, and financial consultants, primarily Wharton Capital Partners, received a total of 40,000 warrants. The warrants have an exercise price of $1.62, and expire on May 30, 2002.

          As a result of the successful placement of 112,500 shares of the Company's Series F Preferred Stock, Combination Inc., the acquirer of the placement, received 112,500 warrants to purchase the Company's unregistered Class A Common Stock, and Wharton Capital Partners received 56,250 warrants. The warrants have an exercise price of $1.26, and expire on October 9, 2002.

          In connection with the private placement of approximately 800,000 shares of the Company's Class A Common Stock, the Company issued 160,000 warrants to purchase shares of the Company's unregistered Class A Common Stock at an exercise price of $1.00. The warrants expire on September 16, 2000.

          In connection with a technology license agreement with Aladdin, the Company issued two warrants on July 18, 1997 to purchase the Company's Class A Common Stock. The first warrant is excerciseable in 100,000 share lots, and provides the holder with the right to acquire 2,185,437 shares of the Company's unregistered Class A Common Stock at an exercise price of $1.70 per share. The first warrant has a life of two years. The second warrant provides the holder with the right to acquire 7% of the Company's Class A Common Stock on a fully diluted basis for the average closing price for the 15 trading days prior to exercise. The warrant must be exercised in its entirety and expires at the end of three years.

                                   (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)





     A summary of warrants outstanding at December 31, 1997, based upon a year end price of the Class A common stock of $1.125 per share, follows:

                                                Range of
                     Class A and B shares       exercise     Expiration
 Year of issuance     subject to warrants        prices         Term

   1993                     249,529         $     3.50         5 years
   1994                     685,123           3.50 - 6.50    4-5 years
   1996                      30,000               3.09        10 years
   1996                      75,000               2.54         3 years
   1996                     188,889               1.25         5 years
   1997                     120,000               1.62         5 years
                            168,750               1.26         5 years
                            160,000               1.00         3 years
                          2,185,437               1.70         2 years
                          ---------
                          3,862,728

     At December 31, 1997, warrants to acquire approximately 3.5 million shares of Class A and Class B common stock were exercisable.

     The above information table does not include the Aladdin warrant to purchase 7% of the Company due to its variable nature.

(9) Licensing Agreements
   (a) Licensed Patents

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

             Notes to Consolidated Financial Statements, (Continued)





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

   (b) Aladdin License Agreement

          During the third quarter of 1997 the Company entered into a license agreement with Aladdin Knowledge Systems, Ltd. ("Aladdin"), an Israeli company, for technology and in-process research and development related to Aladdin's proprietary persistent encryption system. Under the terms of the Aladdin license agreement, the company is prohibited from using any other encryption technology for the first five years. This technology will be incorporated into the Wave System to facilitate pay-per-view content distribution.

          The Company acquired the license for this technology in exchange for $950,000 plus two warrants to purchase the Company's Class A common stock valued at approximately $2.9 million. The cost of this license was expensed as research and development costs. Aladdin also is provided a royalty payment of 5% to 9% of the Company's net content revenues.

          In connection with this agreement, Aladdin acquired an equity position in the Company by purchasing 500,000 shares of the Company's Class A common stock for $900,000, which approximated the fair market value of the shares on the date of purchase.


(10) License and Cross-License Agreements

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

             Notes to Consolidated Financial Statements, (Continued)





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

          A director of the Company, who resigned from the Board at the end of 1997, is also the President, Chief Executive Officer, and a director of Titan. Pursuant to the terms of a related stockholders agreement, Titan has the right to designate a member of the Company's Board of Directors for as long as Titan continues to own at least 50% of the shares originally issued to Titan. As of December 31, 1997, no royalties have been earned by Titan. On February 28, 1997, the Company and Titan executed an addendum to the License Agreement whereby the Company received a sole license to Titan's patent to develop and distribute products to the in-home consumer microcomputers market segment. Under this addendum, Titan waived all defaults previously incurred by Wave as well as extended the license agreement to expire at the time the patents expire.

(11) Revenue Sharing Agreements With Partners

          The Company has, and intends to continue to, enter into revenue sharing arrangements with information providers, software developers, and hardware and systems manufacturers such as IBM discussed below. These revenue sharing arrangements will be negotiated between each of the partners and the Company. It is anticipated that revenue sharing arrangements will vary according to the market in which the Wave system is adopted and from which revenues are derived. Generally, a significant portion of the revenue collected by the Company will be paid directly to the information provider or software developer. Once these payments are made the remainder of revenues will be shared between the Company and other partners. There can be no assurance that the Company will be successful in entering into definitive agreements with these parties, or that the terms of such agreements will be favorable to the Company.

          In December 1997, the Company entered into a series of agreements ("the agreements") with IBM pursuant to which the Company and IBM agreed to explore ways to inexpensively incorporate the Company's WaveMeter chip into PC products and to support each other in achieving industry-wide adoption of the WaveMeter technology. Pursuant to the agreements, the Company must subsidize the incremental cost of using the Wave technology in IBM products. The total subsidy is capped at $30 million. The Company must also share varying percentages of its usage and advertising fee income that results from usage of any Wave technology distributed by IBM. In addition, the Company must provide user and technical service and support to IBM customers for the end-user application of Wave technology. Finally, the agreements provide for cash payments upon the attainment of certain milestones. The amount of such cash payments is based upon the appreciation of the Company's stock. To date, none of these milestones have been achieved; therefore, no costs have been recognized in the financial statements.

                                      F-32
(12) Joint Venture

In July of 1997, the Company entered into a joint-venture with Internet Technology Group, PLC ("ITG"), a United Kingdom Internet service provider. The joint venture is owned 25% by the Company and 75$ by ITG. The Company contributed its technical expertise and ITG contributed initial working capital and the commitment to fund all future working capital requirements of the joint venture. The objective of the joint venture company, Global Wave, Ltd., is to promote and commercialize the Wave technology in certain European and Middle Eastern markets. Pursuant to the joint venture agreement, the Company will receive a license fee of up to $5 million in exchange for the joint venture's right to market the Wave technology in European and Middle Eastern markets. The license fee will be paid by ITG as part of its commitment to fund the joint venture. During the third quarter of 1997, the Company received $1.0 million from the joint-venture representing partial payment of the license fee, with the remaining payments to be made upon the Company's attaining certain milestones related to the number of Wave Meters distributed. The amount received was recorded as deferred license fee income in the third quarter as it was uncertain whether the Company had met the contractual requirements required in order to have earned the first payment. During the fourth quarter of 1997, the Company met these requirements and recorded the $1 million as a license fee. Also the Company accrued $490,000 in the fourth quarter for expenses related to the Company's obligation to assist the joint venture in setting up the Wave system in the designated markets. In January 1998, the joint venture agreement was modified to extend the milestone dates and provide for the payment of an additional $750,000 of the $5 million license fee to the Company. The payment of $750,000 was received in January 1998. The remaining portion of the license fee will be paid in 1998 if the remaining milestones are achieved; however, there can be no assurance that the remaining milestones will be achieved. Also, at this time neither ITG nor the joint venture have the resources to fund the remaining payments.

The joint venture is entirely funded through advances from ITG and the Company has no commitment to fund the operations of the joint venture.

The Company accounts for its 25% interest in the joint venture pursuant to the equity method of accounting. At December 31, 1997 the Company's investment in the joint venture was $0 for financial reporting purposes.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)


(13) Commitments and Contingencies

          Litigation

          The Company is party to legal proceedings generally incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the consolidated financial position or results of operations of the Company,

          Leases

          In December 1994, the Company entered into an operating lease beginning March 1995 for its offices in New York, New York, which expired on February 28, 1998. The lease provides for minimum annual rent of $200,000 per annum plus applicable escalations. The Company has subsequently terminated this lease and entered into a new lease in the same facility. The minimum annual rent for the new lease is approximately $81,000 and its expiration is June 1999. The Company also leases premises in Princeton, New Jersey; San Jose, California; and Lee, Massachusetts, under operating leases, which expire on various dates through January 14, 2001.

          Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

         Year ending December 31  Operating Lease

                  1998               $ 245,151
                  1999                 107,922
                  2000                  65,280
                                      --------
                                     $ 418,353
                                     =========

          Rent expense for the years ended December 31, 1997, 1996, 1995 and for
     the  period  from   inception   through   December  31,  1997  amounted  to
     approximately $383,000, $341,000, $262,000 and $1,500,000, respectively.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)




(14) Income Taxes

          The Company has net operating loss carryforwards for tax return purposes of approximately $36,900,000 which expire beginning in 2003 through 2012.

          Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. The Company has not determined whether there has been such a cumulative change in ownership or the impact on the utilization of the loss carryforwards if such change has occurred.

          The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 1997 and 1996 are as follows:

                                                                        1997              1996
     Deferred tax assets:
       Net operating loss carryforwards                           $ 15,493,000        11,554,000
       License rights                                                1,307,000            45,000
                                                                    ----------     -------------
          Total gross deferred tax assets                           16,800,000        11,599,000
       Less valuation allowance                                    (16,800,000)      (11,599,000)
                                                                    ----------     -------------
          Net deferred tax asset                                   $        -                 -
                                                                    ==========      ============

          The valuation allowance increased by $5,201,000 and $3,599,000, during the years ended December 31, 1997 and 1996, respectively.

(15) Defined Contribution Plan

          The Company adopted the Wave Systems Corp. 401 (k) Savings and Investment Plan, a defined contribution plan, on January 1, 1995 to which substantially-all employees can contribute. Employees of the Company become eligible immediately on employment. The Company has the option to make discretionary matching contributions; no contributions were made in 1997 or 1996 or 1995.

(16) Disclosures about the Fair Value of Financial Instruments Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Accrued Expenses, and Note Payable

          The carrying amounts of these instruments, other than the note, approximate fair value because of their short maturities. The note payable approximates its estimated fair value based on the timing of its issue.

                                   (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)




          Limitations

          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision, Changes in assumptions could significantly affect the estimates.

(17) Subsequent Events (unaudited)

          During March of 1998, the Company issued 150,000 shares of newly created Series G Convertible Preferred stock for an aggregate purchase price of $3,000,000. The Series G Convertible preferred stock is senior to the Company's classes of common stock, and is junior to the Company' Series A Redeemable Preferred in liquidation rights. The Series G Convertible Preferred Stock accrues dividends at the rate of 6% per annum. The Series G Convertible Preferred stock is convertible into the Company's unregistered Class A Common stock at the lower of $1.12 or 80% of the average of the 5 lowest closing bids for the 10 calendar days prior to conversion. In addition, the company issued warrants to the purchaser and placement agent for 225,000 shares of the Company's Class A common stock at an excercise price of $1.38