Form 10-Q
period 1998-03-31
WAVE SYSTEMS CORP
filed 1998-05-20
CIK 919013

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-24752


                               Wave Systems Corp.
             (Exact name of registrant as specified in its charter)

                  Delaware                            3-3477246
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

Yes [ X ]  No [   ]


         The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998: 23,065,419 shares of Class A Common Stock and
4,243,896 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                           Consolidated Balance Sheets
                                   (Unaudited)

                ASSETS                                March 31, 1998               December 31, 1997
                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                          $ 2,267,908                      $   758,721
                                                    ------------                      -----------
  Total current assets                                 2,267,908                          758,721

Property, equipment, and leasehold
improvements less accumulated  depreciation
and amortization of $1,046,731 in 1998 and
$964,184 in 1997                                         854,129                          849,276

Other assets                                              73,049                           70,216
                                                    ------------                      -----------
                                                    $  3,195,086                      $ 1,678,213
                                                    ============                      ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses             $  1,300,978                      $ 1,427,762
  Deferred revenue                                       797,025                                -
  Note payable                                           533,524                          522,124
                                                    ------------                      -----------
  Total current liabilities                            2,631,527                        1,949,886
                                                    ------------                      -----------
Series A  Cumulative  Redeemable  Preferred  Stock,
$.01 par value,  360 shares issued  and  outstanding
in 1998 and  1997;  involuntary  liquidation  value,
$477,001                                                 477,001                          471,601
                                                    ------------                      -----------
Stockholders' equity (deficit):
Series A Cumulative Redeemable Preferred
  Stock,  $.01 par value,  360 shares issued
  and  outstanding                                          -                                -

Series G Convertible  Preferred Stock, $20 par value,
  150,000 shares issued and outstanding in 1998        1,941,642                             -

Common stock, $.01 par value.  Authorized
  50,000,000 shares as Class A; issued
  and outstanding 23,065,419 in 1998 and
  22,874,639 in 1997                                     230,655                          228,747

Common stock, $.01 par value.  Authorized
  13,000,000 shares as Class B; issued
  and outstanding 4,243,896 in 1998 and
  4,421,953 in 1997                                       42,439                           44,220

Capital in excess of par                              45,365,577                       44,520,246

Deficit accumulated during the development
  stage                                              (47,281,731)                     (45,324,463)

Less:  note receivable from stockholder,
  including accrued interest of $88,849                 (212,024)                        (212,024)
                                                    ------------                      -----------
Total stockholders' equity (deficit)                      86,558                         (743,274)
                                                    ------------                      -----------

                                                    $  3,195,086                      $ 1,678,213
                                                  ==============                   ==============

See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      Three months ended               (inception) through
                                            March 31, 1998        March 31, 1997          March 31, 1998
                                            -------------        -------------           --------------
Revenues                                           8,613                 415                20,783
                                            -------------        -------------           --------------

Operating expenses:
Selling, general, and administrative           1,420,875           1,686,743               28,857,381
Write-off of goodwill                              -                   -                      769,886
Aladdin license and in-process research
  and development expenses                         -                   -                    3,889,000
Research and development                         538,821             906,783               15,284,634
                                            -------------        -------------           --------------
                                              1,959,696            2,593,526               48,800,901
                                            -------------        -------------           --------------

License fee                                         -                   -                   1,000,000
Interest income                                   5,215               25,882                1,063,547
Interest expense                                (11,400)             (11,031)                (577,880)
Other income                                        -                   -                      12,720
                                            -------------        -------------           --------------
                                                 (6,185)              14,851                1,498,387
                                            -------------        -------------           --------------

Net loss                                     (1,957,268)          (2,578,260)             (47,281,731)

Accrued dividends on preferred stock
(including accretion of assured incremental
yield on preferred stock of $124,995 in 1998,
$721,476 in 1997, and $1,797,995 cumulative)    137,792           1,134,877                 3,616,287
                                            -------------        -------------           --------------

Net loss to common stockholders              (2,095,060)         (3,713,137)              (50,898,018)
                                            -------------        -------------           --------------

Weighted average number of common
shares outstanding during the period         27,358,558          17,893,011                10,205,205

Loss per common share                             (0.08)              (0.21)                   (4.99)
                                            -------------        -------------           --------------

See accompanying notes to unaudited consolidated financial statements.

                    WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          Period from February 12, 1988
                                                                    Three months ended          (inception) through
                                                              March 31, 1998     March 31,1997   March 31, 1998
                                                              ---------------   ----------------  ----------------
Cash flows from operating activities:
Net loss                                                         (1,957,268)        (2,578,260)   (47,281,731)

Adjustments to reconcile net loss to
net cash used in operating activities:
Write-off of goodwill                                                  -                  -           769,886
Depreciation and amortization                                        82,547            132,418      1,269,915
Reserve for short-term loans to affiliates                             -                  -         1,672,934
Accrued interest on marketable securities                              -                  -         (106,962)

Non-cash expenses:
Common stock issued in connection with
  License and Cross-license Agreement                                  -                  -         1,124,960
Accretion of assured incremental yield on
  convertible debt                                                     -                  -           119,000
Common stock issued for services rendered
   and interest on borrowings                                        15,000            168,750      2,692,058
Issuance of warrants to Aladdin                                        -                  -         2,939,000
Accrued interest on note payable                                     11,400             11,031         77,524
Preferred stock issued for services rendered                           -                  -           265,600
Compensation associated with issuance of
  stock options                                                        -                  -           399,740
Amortization of deferred compensation                                  -                  -           398,660
Amortization of discount on notes payable                              -                  -           166,253
Common stock issued by principal stockholder
  for services rendered                                                -                  -           565,250

Changes in assets and liabilities
     Increase in accrued interest on note receivable                   -                (4,329)      (88,850)
     Decrease in prepaid expenses and other receivables                -                 1,806           -
     Increase (decrease) in other assets                             (2,833)            22,430       (87,965)
     Increase (decrease) in accounts
       payable and accrued expenses                                (126,784)           (50,694)    1,438,490
     Increase in deferred revenue                                   797,025                -         797,025
                                                            --------------------------------------------------
     Net cash used in operating activities                       (1,180,913)        (2,296,848)  (32,869,213)
                                                            --------------------------------------------------

Cash flows from investing activities:
Acquisition of property and equipment                            (87,400)          (165,941)       (1,894,518)
Short-term loans to affiliates                                       -                  -          (1,672,934)
Organizational costs                                                 -                  -             (14,966)
Purchase of marketable securities-held to maturity                   -                  -         (27,546,769)
Maturity of marketable securities-held to maturity                   -                  -          27,653,731
                                                            --------------------------------------------------
     Net cash used in investing activities                       (87,400)          (165,941)       (3,475,456)
                                                            --------------------------------------------------

Cash flows from financing activities:
Net proceeds from issuance of common stock                           -               98,195        24,409,471
Net proceeds from issuance of preferred stock and warrants     2,777,500                -          12,283,027
Sale of warrants                                                     -                  -                   4
Note receivable from stockholder                                     -                  -            (123,175)
Proceeds from notes payable and warants to stockholders              -                  -           2,083,972
Repayments of notes payable to stockholders                          -                  -          (1,069,972)
Proceeds from notes payable and warrants                             -                  -           1,284,250
 Repayments of note payable                                          -                  -            (255,000)
Advances from stockholder                                            -                  -             227,598
Repayments of advances from stockholder                              -                  -            (227,598)
                                                            --------------------------------------------------
     Net cash provided by financing activities                 2,777,500             98,195        38,612,577
                                                            --------------------------------------------------
     Net increase (decrease) in cash and cash equivalents      1,509,187         (2,364,594)        2,267,908

     Cash and cash equivalents at beginning of period            758,721          4,064,324               -
                                                             --------------------------------------------------
     Cash and cash equivalents at end of period               $2,267,908         $1,699,730        $2,267,908
                                                            --------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)

                                                                                                   Deficit
                                                                                                 accumulated    Note
                               Series G          Class A Common      Class B Common  Capital in  during the  receivable
                             Convertible            Stock              Stock          excess    development    from
                            Preferred Stock   Shares     Amount   Shares    Amount  of par value   stage    stockholder  Total
                            --------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 22,874,639  228,747  4,421,953  44,220 44,520,246  (45,324,463)  (212,024)   (743,274)




Exchange of Class B
stock for Class A stock                         178,057    1,781   (178,057) (1,781)


Shares issued at
approximately $1 per
share as compensation
for services rendered                            12,723      127                        14,873                              15,000

Accrued dividend
on preferred stock
including accretion
of assured incremental
yield                         132,392                                                 (137,792)                             (5,400)

Issuance of Series
G Convertible Preferred
stock and common stock
warrants, net of issuance
costs of $222,500 and
assured incremental yield
of $750,000                 1,809,250                                                  218,250                           2,027,500


Assured incremental yield
on issuance of Series G
Convertible Preferred stock                                                            750,000                             750,000


Net loss
                                                                                                 (1,957,268)            (1,957,268)
                            --------------------------------------------------------------------------------------------------------

                          $ 1,941,642       23,065,419   230,655  4,243,896  42,439 45,365,577  (47,281,731)  (212,024)     86,558

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes To Consolidated Financial Statements

                             March 31, 1998 and 1997

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1998. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, included in its Form 10-K filed in March 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.


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

The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements into the second quarter of 1998. In order to continue operations, however, the Company will need to raise additional funds through public or private financings. The Company has no current commitment to obtain additional funds and is unable to state the amount or source of such additional funds. These uncertainties raise doubt about the Company's ability to continue as a going concern.

3.       Stock Options and Grants:

During the quarter ended March 31, 1998, the Company granted to employees options to purchase a total of 736,450 shares of Class A Common Stock at prices ranging from $1.09 to $1.90 per share (the market price on the date of the grant). Such options are contingent upon the approval of the compensation committee and the Board of Directors.

4.       Capital Stock:

In March of 1998, the Company raised $2,777,500, net of cash issuance costs of $222,500 in connection with the offering ($218,250 of the total $2,777,500 related to value ascribed to warrants issued), through the placement of 150,000 shares of Series G Convertible Preferred Stock ("the Stock") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Stock has a stated value of $20 per share, which accrues dividends payable quarterly at 6% per annum. In addition to the Stock, the Company also issued warrants to purchase 225,000 shares of Class A common stock as part of the aforementioned transaction which were valued at $218,250. The Company anticipates that this funding will satisfy its capital requirements through June 30, 1998.

Any unpaid dividends become due on the date conversion takes place. The Series G Convertible Preferred Stock ranks senior to the Company's common stock and junior to the Series A Cumulative Redeemable Preferred Stock. The Stock is convertible by the holder into the Company's Class A common stock based on the market price of the Company's Class A common stock at the time of conversion. Conversion can occur at the earlier of 90 days after the original issue date or the date the Securities and Exchange Commission declares a registration statement, filed to register the Class A common stock received upon conversion, effective.

The Stock is convertible at the lesser of (a) the average per share market value for the five trading days immediately preceding the original issue date and (b) 80 percent of the average of the five (5) lowest trade prices during the twenty-five calendar days immediately preceding the conversion date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Wave Systems Corp. ("Wave" or the "Company) has completed a transition from a company focused principally on research and development of new technology, to a company focused on the commercialization of its technology through licensing fees, royalties, and product sales as well as on continued product development. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development, and market testing of a system that meters the usage of electronic content (the "Wave System"). Electronic content refers to any data, graphic software, video or audio sequence that can be digitally transmitted. During this period, the Company designed and successfully developed its proprietary integrated circuit technology, WaveMeter, WaveNet and other necessary components of the Wave System. During 1996 the Company also devoted substantial efforts and resources to designing and developing the technology required to make the Wave System compatible with the distribution of electronic content on the Web. Concurrent with its research and development activities, the Company has devoted increased resources to market development and other related activities. From inception through March 31, 1998, the Company has realized only minimal operating revenues, and does not anticipate significant revenues in the near future. There are numerous risks that could adversely affect the Company's efforts to achieve profitability.

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

In 1996 the Company developed a production software version of the WaveMeter that offers a subset of the features of the hardware version of the WaveMeter and has been implemented as part of the Company's Internet commerce server (the "WaveMeter server"). The WaveMeter server supports a publishing service called WINPublish and a purchasing function called WINPurchase. Through WINPublish, an electronic content owner can sell encrypted content from its site on the Web to purchasers using the WINPurchase function. The Company has commercialized this technology through its Internet Commerce website, the Great Stuff Network. To date, the Company has recognized a minimal amount of revenue from this technology.

In order to seek to achieve broad market acceptance of the Wave System, the Company pursues strategic relationships with major personal computer manufacturers and promotes the use of the Wave System to electronic content owners, particularly developers and distributors of entertainment and educational software. The Company believes that the compatibility with the Web provides the foundation for the broad acceptance of the Wave System. Specifically, the Company believes that the WaveMeter can be the foundation for a "client-side subscriber management system" that is independent of a delivery network. The Company views the acceptance by developers, distributors and consumers of entertainment and educational software as an important factor in the development of a broad installed base of WaveMeters. The Company further believes that once there is a broad installed base of WaveMeters, electronic content owners from other market segments are likely to be attracted to the Wave System. However, to date, the Company has not been successful in achieving any significant market acceptance of the Wave System.

The Company also received a payment of $750,000 in January 1998 pursuant to a modification of the joint venture agreement with Internet Technology Group, PLC., a United Kingdom Company. Such amount was recorded as deferred revenue.

The Company intends to continue to pursue strategic relationships with hardware manufactures, including personal computer manufacturers, and companies involved in the commerce of electronic content both in North America and overseas. The development of WINPublish and WINPurchase services and the Great Stuff Network site provide innovative alternatives for the distribution of electronic content on the Web.

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

In order to reduce these uncertainties, the Company is currently evaluating financing options and may therefore elect to raise additional capital, from time to time, through equity or debt financing in order to capitalize on business opportunities and market conditions and insure the continued development of the Company's technology, products and services. However, there can be no assurance that adequate financing will be available. Any available financing may substantially dilute the existing shareholders' equity.

The Company presently has no material commitments for capital expenditures. However, in order to bring the Wave System to market, the Company anticipates spending additional amounts on inventory items such as computer chips and boards, additional hardware, and related materials. Such spending will vary based on the Company's performance.


Results of Operations

Three Months Ended March 31, 1998 and 1997

Research and development expenses for the three months ended March 31, 1998 were $538,821, as compared to $906,783 for the comparable period of 1997. The decrease in research and development expenses was primarily attributable to the shift in the focus of the Company from research and development to commercialization and marketing and personnel adjustments consequent thereto.

Selling, general and administrative expense for the three months ended March 31, 1998 were $1,420,875, as compared to $1,686,743 for the comparable period of 1997. The decrease in selling, general and administrative expenses was primarily attributable to decreased costs associated with the development and marketing of new applications of the Company's technology and a reduction in personnel. In addition, the Company attempted to reduce cash flow requirements by using consultants and compensating key employees, consultants, suppliers and other vendors with Common Stock and options to purchase Common Stock.

Interest income for the three months ended March 31, 1998 was $5,215, as compared to $25,882 for the comparable period of 1997. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets. Interest expense for the three months ended March 31, 1998 was $11,400, as compared to $11,031 for the comparable period of 1997. The slight increase in interest expense is primarily attributable to the Company's $465,000 note payable to Southeast Interactive Technology Fund I, LLC.

Due to the reasons set forth above, the Company's net loss for the three months ended March 31, 1998 was $1,957,268, as compared to $2,578,260 for the comparable period of 1997. The net loss for the three months ended March 31, 1998 to common stockholders was $2,095,060, as compared to $3,713,137 for the comparable period of 1997.


Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations since its inception, and, as of March 31, 1998, had a deficit accumulated during the development stage of $47,281,731 and a stockholders' equity of $86,558. The Company has financed its operations through March 31, 1998 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, the private placement of 800,000 shares of Class A Common Stock raising $800,000 (before deduction of expenses incurred in connection therewith), and the placements of convertible preferred stock for an aggregate of amount of $13,350,000 (before deduction of expenses incurred in connection therewith).

At March 31, 1998, the Company had approximately $2,267,908 in cash and cash equivalents. The Company held no marketable securities at March 31, 1998. At December 31, 1997, the Company had approximately $758,721 in cash and cash equivalents and held no marketable securities. The increase in cash and cash equivalents is attributable to the issuance of preferred and common stock of the Company. At March 31, 1998, the Company had working capital deficiency of approximately $840,000. The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1998 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out. On October 19, 1997 the Company's Series A Cumulative Redeemable Preferred Stock became redeemable for a total amount of $468,000. As of May 20, 1998, no demand for redemption has been made.

The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements into the second quarter of 1998. In order to continue operations, however, the Company will need to raise additional funds through public or private financings. The Company has no current commitment to obtain additional funds and is unable to state the amount or source of such additional funds. These uncertainties raise doubt about the Company's ability to continue as a going concern.

On March 6, 1998 the Company issued 150,000 shares of newly created Series G Convertible Preferred Stock, par value $.01 ("Series G Convertible Preferred Stock") at a price of $20 per share, for an aggregate purchase price of $3,000,000. The shares were sold to one (1) accredited investor pursuant to Regulation D promulgated under the Act. The Series G Convertible Preferred Stock is convertible into Class A Common Stock, par value $.01 ("Class A Common Stock") at an effective conversion price of the lower of (a) $1.12 and (b) 80% of the average of the five (5) lowest trading prices of the Class A Common Stock during (x) a day on which the Class A Common Stock is traded on The Nasdaq National Market or The Nasdaq SmallCap Market or principal national securities exchange or market on which the Class A Common Stock has been listed, or (y) if the Class A Common Stock is not listed on The Nasdaq National Market or The Nasdaq SmallCap Market or any stock exchange or market, a day on which the Class A Common Stock is traded in the over-the-counter market, as reported by the OTC Bulletin Board, or (z) if the Class A Common Stock is not quoted on the OTC
Bulletin  Board,  a day on which  the  Class A Common  Stock  is  quoted  in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices) ("Trading Days"), as reported by Bloomberg Information
Services, Inc. during the twenty-five Trading Days immediately preceding the Conversion Date, as defined in the Certificate of Designation of the Series G Convertible Preferred Stock.

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

In order to reduce these uncertainties, the Company is currently evaluating financing options and may therefore elect to raise additional capital, from time to time, through equity or debt financing in order to capitalize on business opportunities and market conditions and insure the continued development of the Company's technology, products and services. However, there can be no assurance that adequate financing will be available. Any available financing may substantially dilute the existing shareholders' equity.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities

On March 6, 1998 the Company issued 150,000 shares of newly created Series G Convertible Preferred Stock, par value $.01 ("Series G Convertible Preferred Stock") at a price of $20 per share, for an aggregate purchase price of $3,000,000. The shares were sold to one (1) accredited investor pursuant to Regulation D promulgated under the Act. The Series G Convertible Preferred Stock is convertible into Class A Common Stock, par value $.01 ("Class A Common Stock") at an effective conversion price of the lower of (a) $1.12 and (b) 80% of the average of the five (5) lowest trading prices of the Class A Common Stock during (x) a day on which the Class A Common Stock is traded on The Nasdaq National Market or The Nasdaq SmallCap Market or principal national securities exchange or market on which the Class A Common Stock has been listed, or (y) if the Class A Common Stock is not listed on The Nasdaq National Market or The Nasdaq SmallCap Market or any stock exchange or market, a day on which the Class A Common Stock is traded in the over-the-counter market, as reported by the OTC Bulletin Board, or (z) if the Class A Common Stock is not quoted on the OTC
Bulletin  Board,  a day on which  the  Class A Common  Stock  is  quoted  in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices) ("Trading Days"), as reported by Bloomberg Information
Services, Inc. during the twenty-five Trading Days immediately preceding the Conversion Date, as defined in the Certificate of Designation of the Series G Convertible Preferred Stock.

Item 3.  Defaults Upon Senior Securities

On October 19, 1997 the Company's Series A Cumulative Redeemable Preferred Stock became redeemable for a total amount of $468,000. As of May 20, 1998, no demand for redemption has been made.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

                       Exhibit No. Description of Exhibit
--------------------------------------------------------------------------------

4.1 Certificate of Designation of Series G Convertible Preferred Stock of Wave Systems. Corp. as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 19, 1998, File No. 0-24752)

10.1 Purchase Agreement between Wave Systems Corp. and Combination Inc., dated as of March 6, 1998 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on March 19, 1998, File No. 0-24752)

10.2 Registration Rights Agreement between Wave Systems Corp. and Combination Inc., dated as of March 6, 1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on March 19, 1998, File No. 0-24752)

(b)      Reports on Form 8-K

The Company filed a Form 8-K on March 19, 1998, reporting the sale of the Series G Convertible Preferred Stock. The following items were reported in the Form 8-K filed March 19, 1998:

Item 5. Other Events - The Company completed a $3 million private placement of its Series G Convertible Preferred Stock to a qualified investor under Regulation D of the Securities Act of 1933, as amended. No financial statements were filed as part of such report.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 20, 1998
                                                     WAVE SYSTEMS CORP.
                                  (Registrant)


                                     By:      /s/ Peter J. Sprague
                                             ----------------------
                                     Name:    Peter J. Sprague
                                     Title:   Chairman, Chief Executive Officer
                                     (Principal Financial Officer and Duly
                                     Authorized Officer of the Registrant)


THE ENCLOSED FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF WAVE SYSTEMS CORP. FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.