Form 10-Q
period 1998-06-30
WAVE SYSTEMS CORP
filed 1998-08-17
CIK 919013

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

Yes  X   No


         The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998: 26,221,826 shares of Class A Common Stock and 3,997,438 shares of Class B Common Stock.

                                                        -2-
Part I - FINANCIAL INFORMATION
Item 1.       Financial Statements

                                                WAVE SYSTEMS CORP. AND SUBSIDARIES
                                                 (a development stage corporation)
                                                  Consolidated Balance Sheets
                                                             (Unaudited)


                ASSETS                        June 30, 1998            December 31, 1997
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                       6,008,189                 758,721
  Total current assets                            6,008,189                 758,721
Property, equipment, and leasehold
  improvements less accumulated
  depreciation and amortization of
  $1,132,263 in 1998 and $964,184
  in 1997                                           860,232                 849,276
Other assets                                         89,178                  70,216
                                            -----------------       -----------------
                                                  6,957,599               1,678,213
                                            =================       =================


  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses           1,444,097               1,427,762
  Deferred license fee                            2,547,005                    -
  Note payable                                      546,500                 522,124
  Total current liabilities                       4,537,602               1,949,886
                                            -----------------       -----------------
Series A Cumulative Redeemable Preferred
  Stock, $.01 par value, 360 shares issued
  and outstanding in 1998 and 1997;
  involuntary liquidation value, $482,401           482,401                 471,601
                                            -----------------       -----------------
Stockholders' equity (deficit):
Series A Cumulative Redeemable Preferred
  Stock, $.01 par value, 360 shares issued
  and outstanding in 1998 and 1997;
  involuntary liquidation value, $477,001               -                       -
Series G Convertible Preferred Stock, $20
  par value, 150,000 shares issued and
  outstanding in 1998                             1,851,908                     -
Common stock, $.01 par value.  Authorized
  50,000,000 shares as Class A; issued
  and outstanding 26,221,826 in 1998 and
  22,874,639 in 1997                                262,219                 228,747
Common stock, $.01 par value.  Authorized
  13,000,000 shares as Class B; issued
  and outstanding 3,997,438 in 1998 and
  4,421,953 in 1997                                  39,975                  44,220
Capital in excess of par                         49,112,293              44,520,246
Deficit accumulated during the development
  stage                                         (49,116,775)            (45,324,463)
Less:  note receivable from stockholder,
  including accrued interest of $88,849            (212,024)               (212,024)
  Total stockholders' equity (deficit)            1,937,596                (743,274)
                                            -----------------       -----------------
                                             $    6,475,198         $     1,678,213
                                            =================       =================

See accompanying notes to unaudited condensed consolidated financial statements



                                                           WAVE SYSTEMS CORP. AND SUBSIDARIES
                                                           (a development stage corporation)
                                                     Condensed Consolidated Statements of Operations
                                                                     (Unaudited)


                                            Three months ended                   Six months ended               Period from
                                                                                                                February 12,
                                                                                                                    1988
                                       June 30, 1998   June 30, 1997      June 30, 1998     June 30, 1997       (inception)
                                                                                                                through June
                                                                                                                  30, 1998
Revenues                                       3,902           2,133              12,515             2,548            24,685
Operating expenses:
Selling, general, and administrative       2,563,079       1,677,959           3,983,954         3,266,701        31,420,460
Write-off of goodwill                              -              -                   -                 -            769,886
Aladdin license and in-process research
  and development expenses                         -              -                   -                 -          3,889,000
Research and development                     783,575         910,395           1,322,396         1,915,179        16,068,209
                                          -----------       -----------      -----------        -----------      ------------
                                           3,346,654       2,588,354           5,306,350         5,181,880        52,147,555
                                          -----------       -----------      -----------        -----------      ------------
License fee                                1,500,000              -            1,500,000                 -         2,500,000
Interest income                               20,683          11,216              25,898            37,098         1,084,230
Interest expense                             (12,975)        (11,398)            (24,375)          (22,429)         (590,855)
Other income                                      -               -                   -                  -            12,720
                                          -----------       -----------      -----------        -----------      ------------
                                           1,507,708            (182)          1,501,523            14,669         3,006,095
                                          -----------       -----------      -----------        -----------      ------------
Net loss                                  (1,835,044)     (2,586,403)         (3,792,312)       (5,164,663)      (49,116,775)
                                          -----------       -----------      -----------        -----------      ------------

Accrued dividends on preferred stock
  (including accretion of assured incremental
  yield on preferred stock of $750,000 in 1998,
  $1,122,743 in 1997, and $2,423,000
  cumulative)                                  675,405        722,591             813,197         1,857,468       4,291,692
  Net loss to common stockholders           (2,510,449)    (3,308,994)          4,605,509        (7,022,131)    (53,408,467)
                                           ============    =============     =============      =============     ============

Weighted average number of common
shares outstanding during the
period                                     28,078,432     19,202,817          27,718,566        18,549,189        10,629,639
Loss per common share                        $ (0.09)        $ (0.17)           $ (0.17)          $ (0.38)          $ (5.02)
                                           ============    =============     =============      =============     ============

See accompanying notes to unaudited condensed consolidated financial statements

                                                   WAVE SYSTEMS CORP. AND SUBSIDARIES
                                                 (a development stage corporation)
                                                Consolidated Statement of Cash Flows
                                                             (Unaudited)

                                                                                                Period from
                                                                Six months ended            February  12, 1988
                                                                                              June 30, 1998
Cash flows from operating activities:
 Net loss                                                        (3,792,312)     (5,054,663)        (49,116,775)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Write-off of goodwill                                                -                -                769,886

 Depreciation and amortization                                      168,079         267,153           1,269,915
 Reserve for short-term loans to affiliates                           -                -              1,672,934
 Accrued interest on marketable securities                            -                -               (106,962)
 Non-cash expenses:
 Common stock issued in connection with
   License and Cross-license Agreement                                -                -              1,124,960
Accretion of assured incremental yield on convertible debt            -                -                119,000
Common stock and warrants issued for services rendered
    and interest on borrowings                                      259,477         194,800           2,936,535
Issuance of warrants to Aladdin                                       -                -              2,939,000
Accrued interest on note payable                                     24,376          22,429              90,500
Preferred stock issued for services rendered                          -                -                265,600
Compensation associated with issuance of stock options                -                -                399,740
Amortization of deferred compensation                                 -                -                398,660
Amortization of discount on notes payable                             -                -                166,253
Common stock issued by principal stockholder for                      -                -                565,250

 Changes in assets and liabilities:
           Increase in accrued interest on note receivable            -              (8,659)            (88,850)
           Decrease in prepaid expenses and other receivables         -              54,758                -
           Increase (decrease) in other assets                     (18,962)         111,679            (104,094)
           Increase (decrease) in accounts payables and
           accrued expenses                                         16,335          (61,842)          1,581,609
           Increase in deferred revenue license fee              2,547,005             -              2,547,005
                                                              ----------------   ---------------   -----------------
           Net cash used in operating activities                  (796,002)      (4,474,345)        (32,569,834)
                                                              ----------------   ---------------   -----------------


 Cash flows from investing activities:
 Acquisition of property and equipment
 and leasehold improvements                                       (179,035)        (259,113)         (1,900,621)
 Short-term loans to affiliates                                       -                -             (1,672,934)
 Organizational costs                                                 -                -                (14,966)
 Purchase of marketable securities-held to maturity                   -                -            (27,546,769)
 Maturity of marketable securities-held to maturity                   -                -             27,653,731
                                                              ----------------   ---------------   -----------------
           Net cash used in investing activities                 (179,035)        (259,113)          (3,481,559)
                                                              ----------------   ---------------   -----------------

 Cash flows from financing activities:
 Net proceeds from issuance of common stock                      3,447,005           98,195          27,856,476
 Net proceeds from issuance of preferred stock and
 warrants                                                        2,777,500        1,478,000          12,283,027
 Sale of warrants                                                     -                -                      4
 Note receivable from stockholder                                     -                -               (123,175)
 Proceeds from notes payable and warrants to
  stockholders                                                        -                -              2,083,972
 Repayments of notes payable to stockholders                                                         (1,069,972)
 Proceeds from notes payable and warrants                             -                -              1,284,250
 Repayments of note payable                                           -                -               (255,000)
 Advances from stockholder                                            -                -                227,598
 Repayments of advances from stockholder                              -                -               (227,598)
                                                             ----------------   ---------------   -----------------
           Net cash provided by financing activities             6,224,505        1,576,195          42,059,582
                                                              ----------------   ---------------   -----------------
          Net increase (decrease) in cash and cash
          equivalents                                            5,249,468      (3,157,263)           6,008,189
          Cash and cash equivalents at beginning of
          period                                                   758,721        4,064,324               -
                                                              ----------------   ---------------   -----------------
          Cash and cash equivalents at end of period           $ 6,008,189       $ 907,061          $ 6,008,189
                                                              ================   ===============   =================


See accompanying notes to unaudited condensed consolidated financial statements

                       WAVE SYSTEMS CORP. AND SUBSIDARIES
                        (a development stage corporation)
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)




                                                    Series G        Class A Common Stock     Class B Common Stock
                                                  Convertible       -----------------------------------------------
                                                Preferred Stock       Shares      Amount      Shares      Amount
                                              ----------------------------------------------------------------------

 Balance at December 31, 1997                                        22,874,639    228,747    4,421,953      44,220
 Exercise of options to purchase Class A stock                        2,187,250     21,873
 Exchange of Class B stock for Class A stock                            424,515      4,245    (424,515)     (4,245)
 Shares issued as compensation for services rendered                     57,084        571
 Conversion of Series G preferred stock                  (759,739)      678,338      6,783
 Accrued dividend on preferred stock
 including accretion of assured incremental                802,397
 yield
 Issuance of Series G Convertible Preferred
 stock and common stock warrants, net of                 1,809,250
 issuance costs of $222,500
 Assured incremental yield on issuance of
 Series G Convertible Preferred stock
 Net loss
                                             ----------------------------------------------------------------------
Balance at June 30, 1998                                $1,851,908  $26,221,826    262,219    3,997,438     $39,975

See accompanying notes to unaudited condensed consolidated financial statements

                       WAVE SYSTEMS CORP. AND SUBSIDARIES
                        (a development stage corporation)
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)



                                                           Capital       Deficit accumulated   Note receivable       Total
                                                           excess            during the       from stockholder
                                                        of par value      development stage
                                                       ---------------------------------------------------------------------

Balance at December 31, 1997                               44,520,246          (45,324,463)        (212,024)       (743,274)
Exercise of options to purchase Class A stock               3,425,132                                             3,447,005
Exchange of Class B stock for Class A stock
Shares issued as compensation for services rendered           258,906                                               259,477
Conversion of Series G preferred stock                        752,956                                                   -
Accrued dividend on preferred stock
including accretion of assured incremental yield             (813,197)                                              (10,800)
Issuance of Series G Convertible Preferred
stock and common stock warrants, net of
issuance costs of $222,500                                    218,250                                             2,027,500
Assured incremental yield on issuance of
Series G Convertible Preferred stock                          750,000                                               750,000
Net loss                                                                        (3,792,312)                      (3,792,312)
                                                   --------------------------------------------------------------------------
Balance at June 30, 1998                                 $ 49,112,293        $ (49,116,775)      $ (212,024)     $1,937,596


                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

              Notes To Condensed Consolidated Financial Statements

                             June 30, 1998 and 1997


In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations and cash flows for the six months ended June 30, 1998. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, included in its Form 10-K filed in March 1998. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.


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

The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements into the fourth quarter of 1998. In order to continue operations, however, the Company will need to raise additional funds through public or private financing. The Company has no current commitment to obtain additional funds and is unable to state the amount or source of such additional funds. These uncertainties raise doubt about the Company's ability to continue as a going concern.

3.       Stock Options and Grants:

During the quarter ended June 30, 1998, the Company granted several consultants options to purchase a total of 102,000 shares of Class A Common Stock at prices ranging from $1.49 to $3.85 per share. These options were granted at the market price on the date of contract or the average closing share price during the period which services were provided to the Company.

4.       Capital Stock:

In March of 1998, the Company raised $2,777,500, net of issuance costs of $222,500, through the placement of 150,000 shares of Series G Convertible Preferred Stock ("the Stock") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Series G Convertible Preferred Stock has a stated value of $20 per share, which accrues dividends payable quarterly in cash at 6% per annum. In addition to the Stock, the Company issued warrants to purchase 75,000 shares of Class A Common as part of the aforementioned transaction. The Company anticipates that this funding will satisfy its capital requirements through the third quarter in 1998. However, it is not assured that such funding will be ample to continue its operations.

Any unpaid dividends become due on the date conversion takes place. The Series G Convertible Preferred Stock ranks senior to the Company's common stock and junior to the Series A Cumulative Redeemable Preferred Stock. Series G Convertible Preferred Stock is convertible by the holder, in increments, into the Company's Class A common stock based on the market price of the Company's Class A common stock at the time of conversion.

The Stock is convertible at the lesser of (a) $1.12, the average per share market value for the five trading days immediately preceding the original issue date and (b) 80 percent of the average of the five (5) lowest trade prices during the twenty-five calendar days immediately preceding the conversion date.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding contingencies, future prospects, liquidity and capital expenditures herein under "Part I Financial Information - Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and detailed in the Company's other filings with the Commission during the past 12 months.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Wave is in transition from a firm focused principally on research and development of new technology, to a firm focused on the commercialization of its technology through licensing fees, royalties, and product sales. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development, and market testing of the Wave System. During this period, the Company designed and successfully developed its proprietary integrated circuit technology, WaveMeter, WaveNet and other necessary components of the Wave System. During 1996 the Company also devoted substantial efforts and resources to designing and developing the technology required to make the Wave System compatible with the distribution of electronic content on the Web. Concurrent with its research and development activities, the Company has devoted increased resources to market development and other related activities. From inception through June 30, 1998, the Company has realized only minimal operating revenues, and does not anticipate significant revenues in the near future. There are numerous risks that could adversely affect the Company's efforts to achieve profitability.

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

In order to achieve broad market acceptance of the Wave System, the Company pursues strategic relationships with major personal computer manufacturers and promotes the use of the Wave System to electronic content owners, particularly among developers and distributors of entertainment and educational software. The Company believes that the compatibility with the Web provides the foundation for the broad acceptance of the Wave System. Specifically, the Company believes that the WaveMeter can be the foundation for a "client-side subscriber management system" that is independent of a delivery network. The Company views the acceptance by developers, distributors and consumers of entertainment and educational software as an important factor in the development of a broad installed base of WaveMeters. The Company further believes that once there is a broad installed base of WaveMeters, electronic content owners from other market segments are likely to be attracted to the Wave System. However, to date, the Company has not been successful in achieving any significant market acceptance of the Wave System.

In May 1998, the Company entered into a technology licensing agreement with Standard Microsystems Corporation ("SMSC"). The Company and SMSC agreed to work together and support SMSC to create a Wave-Enabled I/O Chip containing the WaveMeter. Pursuant to the agreement, the Company and SMSC will jointly develop the technology facilitate the I/O chip as contemplated in the agreement. If the I/O chip is successfully developed, the Company is liable to pay SMSC up to $2 million for product defects for chips in SMSC inventory and in their channels of distribution.

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

The Company also received the final payment of $3.25 million in June 1998 pursuant to the licensing and joint venture agreement ("the Agreement") with Internet Technology Group, PLC, a United Kingdom company. This payment and the $750,000 received in January of this year total $4 million received in 1998. Of the $4 million, $1.5 million was recorded as a license fee in the second quarter and the balance as deferred license income. As part of the Agreement and after the final license fee is paid, the Company and Internet Technology Group, PLC are to issue a significant warrant to each other for approximately one million shares. The full terms of these warrants have not been completely finalized by the parties.

Significant uncertainty currently exists with respect to the adequacy of current funds to support the Company's activities. This uncertainty will continue until a positive cash flow from operations can be achieved. Additionally, the Company is uncertain as to the availability of financing from other sources to fund any cash deficiencies. These uncertainties may raise doubt about the Company's ability to continue as a going concern.

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

Results of Operations

Three Months Ended June 30, 1998 and 1997

Research and development expenses for the three months ended June 30, 1998 were $783,575, as compared to $910,395 for the comparable period of 1997. The 13.9% decrease in research and development expenses was primarily attributable to fewer people associated with the design and development of the Company's proprietary integrated circuit technology.

Selling, general and administrative expense for the three months ended June 30, 1998 were $2,563,079 as compared to $1,677,959 for the comparable period of 1997. The substantial 53% increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, trade shows, equipment and other related costs associated with the development and marketing of new applications and new markets for the Company's technology.

Interest income for the three months ended June 30, 1998 was $20,683, as compared to $11,216 for the comparable period of 1997. The slight increase in interest income is primarily attributable to an increase in interest-bearing assets. The increase in interest expense is related to the Company's $465,000 note payable to Southeast Interactive Technology Fund I, LLC.

The Company recognized a $1.5 million license fee from the Internet Technology Group, PLC for pursuant to a licensing technology agreement executed in 1997.

Due to the reasons set forth above, the Company's net loss for the three months ended June 30,1998 was $1,835,044 as compared to $2,586,403 for the comparable period of 1997. The net loss for the three months ended June 30, 1998 to common stockholders was $2,510,449 as compared to $3,308,994 for the comparable period of 1997.

Six Months Ended June 30, 1998 and 1997

Research and development expenses for the six months ended June 30, 1998 were $1,322,396, as compared to $1,915,179 for the comparable period of 1997. The decrease in research and development expenses was primarily attributable to fewer people and costs associated with the design and development of the Company's proprietary integrated circuit technology.

Selling, general and administrative expense for the six months ended June 30, 1998 were $3,983,954 as compared to $3,266,701 for the comparable period of 1997. The 22% increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, trade shows, equipment and other related costs associated with the development and marketing of new applications and new markets for the Company's technology.

Interest income for the six months ended June 30, 1998 was $25,898, as compared to $37,098 for the comparable period of 1997. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets. The slight increase in interest expense is related to the Company's $465,000 note payable to Southeast Interactive Technology Fund I, LLC.

Due to the reasons set forth above, the Company's net loss for the six months ended June 30, 1998 was $3,792,312 as compared to $5,164,663 for the comparable period of 1997. The net loss for the six months ended June 30, 1998 to common stockholders was $4,605,509 as compared to $7,022,131 for the comparable period of 1997.

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations since its inception, and, as of June 30, 1998, had a deficit accumulated during the development stage of $49,116,775 and stockholders' equity of $1,937,596. The Company has financed its operations through June 30, 1998 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, the private placement of 800,000 shares of Class A Common Stock raising $800,000 (before deduction of expenses incurred in connection therewith), and the private placements of convertible preferred stock for an aggregate of amount of $13,350,000 (before deduction of expenses incurred in connection therewith).

At June 30, 1998, the Company had approximately $6 million in cash and cash equivalents. The Company held no marketable securities at June 30, 1998. At December 31, 1997, the Company had approximately $758,721 in cash and cash equivalents. The Company held no marketable securities at December 31, 1997. The increase in cash and cash equivalents is primarily attributable to cash proceeds of approximately $2.8 million from the issuance of Series G convertible preferred stock, the last two licensing payments of $750,000 and $3.25 million from ITG, the exercising of Aladdin Knowledge Systems warrant for 1 million shares for $2.55 million and other parties exercising warrants and options yielding proceeds of approximately $900,000 less cash used for operating expenses for the first six months of 1998 of approximately $5 million. At June 30, 1998, the Company had working capital deficiency of approximately $1.5 million. The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1998 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out. On October 19, 1997 the Company's Series A Cumulative Redeemable Preferred Stock became redeemable for a total amount of $468,000. As of August 7, 1998, no demand for redemption has been made.

The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements into the fourth quarter of 1998. In order to continue operations, however, the Company will need to raise additional funds through public or private financings. The Company has no current commitment to obtain additional funds and is unable to state the amount or source of such additional funds.

On March 6, 1998 the Company issued 150,000 shares of newly created Series G Convertible preferred Stock, par value $.01 ("Series G Convertible Preferred Stock") at a price of $20 per share, for an aggregate purchase price of $3,000,000. The shares were sold to one (1) accredited investor pursuant to Regulation D promulgated under the Act. The Series G Convertible Preferred Stock is convertible into Class A Common Stock, par value $.01 ("Class A Common Stock") at an effective conversion price of the lower of (a) $1.12 and (b) 80% of the average of the five (5) lowest trading prices of the Class A Common Stock during (x) a day on which the Class A Common Stock is traded on The Nasdaq National Market or The Nasdaq SmallCap Market or principal national securities exchange or market on which the Class A Common Stock has been listed, or (y) if the Class A Common Stock is not listed on The Nasdaq National Market or The Nasdaq SmallCap Market or any stock exchange or market, a day on which the Class A Common Stock is quoted by the OTC Bulletin Board, or (z) if the Class A Common Stock is not quoted in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices) ("Trading Days"), as reported by Bloomberg Information Services, Inc. during the twenty-five Trading Days immediately preceding the Conversion Date, as defined in the Certificate of Designation of the Series G Convertible Preferred Stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 1998
                                       WAVE SYSTEMS CORP.
                                       (Registrant)


                                     By:     /s/ Peter S. Prague
                                     ------------------------------
                                     Name:    Peter J. Sprague
                                     Title:   Chairman, Chief Executive Officer
                                     Duly Authorized Officer of the Registrant)



                                     By:      /s/ Gerald Feeney
                                     ------------------------------
                                     Name:    Gerald Feeney
                                     Title:   Chief Financial Officer



THE ENCLOSED FINANCIAL DATA SCHEDULE CONTAIN SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENT OF WAVE SYSTEMS CORP. FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.