Form 10-Q/A
period 1998-06-30
WAVE SYSTEMS CORP
filed 1998-09-25
CIK 919013

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

                                                 WAVE SYSTEMS CORP. AND SUBSIDIARIES
                                                  (a development stage corporation)
                                                Condensed Consolidated Balance Sheets
                                                            (Unaudited)


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

Stockholders' equity (deficit):
Series A Cumulative Redeemable Preferred
  Stock, $.01 par value, 360 shares issued
  and outstanding in 1998 and 1997;
  involuntary liquidation value, $477,001               -                       -
Series G Convertible Preferred Stock, $20
  par value, 150,000 shares issued and
  outstanding in 1998                             1,851,908                     -
Common stock, $.01 par value.  Authorized
  50,000,000 shares as Class A; issued
  and outstanding 26,221,826 in 1998 and
  22,874,639 in 1997                                262,219                 228,747
Common stock, $.01 par value.  Authorized
  13,000,000 shares as Class B; issued
  and outstanding 3,997,438 in 1998 and
  4,421,953 in 1997                                  39,975                  44,220
Capital in excess of par                         49,112,293              44,520,246
Deficit accumulated during the development
  stage                                         (49,116,775)            (45,324,463)
Less:  note receivable from stockholder,
  including accrued interest of $88,849            (212,024)               (212,024)
  Total stockholders' equity (deficit)            1,937,596                (743,274)
                                            -----------------       -----------------
                                                $ 6,957,599         $     1,678,213
                                            =================       =================

See accompanying notes to unaudited condensed consolidated financial statements



                                                           WAVE SYSTEMS CORP. AND SUBSIDIARIES
                                                           (a development stage corporation)
                                                     Condensed Consolidated Statements of Operations
                                                                       (Unaudited)



                                                                                                                Period from
                                                                                                                February 12,
                                                                                                                    1988
                                             Three months ended                    Six months ended             (inception)
                                       June 30, 1998   June 30, 1997       June 30, 1998     June 30, 1997   through June 30, 1998
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
                                           ============    =============     =============      =============     ============

See accompanying notes to unaudited condensed consolidated financial statements

                                               WAVE SYSTEMS CORP. AND SUBSIDIARIES
                                                (a development stage corporation)
                                         Condensed Consolidated Statements of Cash Flows
                                                           (Unaudited)

                                                                                                  Period from
                                                                                              February  12, 1988
                                                                      Six months ended        (inception) through
                                                               June 30, 1998   June 30, 1997      June 30, 1998
Cash flows from operating activities:
 Net loss                                                       $(3,792,312)    $(5,054,663)       $(49,116,775)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
 Write-off of goodwill                                                -                -                769,886

 Depreciation and amortization                                      168,079         267,153           1,269,915
 Reserve for short-term loans to affiliates                           -                -              1,672,934
 Accrued interest on marketable securities                            -                -               (106,962)
 Non-cash expenses:
 Common stock issued in connection with
   License and Cross-license Agreement                                -                -              1,124,960
Accretion of assured incremental yield on convertible debt            -                -                119,000
Common stock and warrants issued for services rendered
    and interest on borrowings                                      259,477         194,800           2,936,535
Issuance of warrants to Aladdin                                       -                -              2,939,000
Accrued interest on note payable                                     24,376          22,429              90,500
Preferred stock issued for services rendered                          -                -                265,600
Compensation associated with issuance of stock options                -                -                399,740
Amortization of deferred compensation                                 -                -                398,660
Amortization of discount on notes payable                             -                -                166,253
Common stock issued by principal stockholder for                      -                -                565,250

 Changes in assets and liabilities:
           Increase in accrued interest on note receivable            -              (8,659)            (88,850)
           Decrease in prepaid expenses and other receivables         -              54,758                -
           Increase (decrease) in other assets                     (18,962)         111,679            (104,094)
           Increase (decrease) in accounts payables and
           accrued expenses                                         16,335          (61,842)          1,581,609
           Increase in deferred revenue license fee              2,547,005             -              2,547,005
                                                              ----------------   ---------------   -----------------
           Net cash used in operating activities                  (796,002)      (4,474,345)        (32,569,834)
                                                              ----------------   ---------------   -----------------


 Cash flows from investing activities:
 Acquisition of property and equipment
 and leasehold improvements                                       (179,035)        (259,113)         (1,900,621)
 Short-term loans to affiliates                                       -                -             (1,672,934)
 Organizational costs                                                 -                -                (14,966)
 Purchase of marketable securities-held to maturity                   -                -            (27,546,769)
 Maturity of marketable securities-held to maturity                   -                -             27,653,731
                                                              ----------------   ---------------   -----------------
           Net cash used in investing activities                 (179,035)         (259,113)         (3,481,559)
                                                              ----------------   ---------------   -----------------

 Cash flows from financing activities:
 Net proceeds from issuance of common stock                      3,447,005           98,195          27,856,476
 Net proceeds from issuance of preferred stock and
 warrants                                                        2,777,500        1,478,000          12,283,027
 Sale of warrants                                                     -                -                      4
 Note receivable from stockholder                                     -                -               (123,175)
 Proceeds from notes payable and warrants to
  stockholders                                                        -                -              2,083,972
 Repayments of notes payable to stockholders                          -                -             (1,069,972)
 Proceeds from notes payable and warrants                             -                -              1,284,250
 Repayments of note payable                                           -                -               (255,000)
 Advances from stockholder                                            -                -                227,598
 Repayments of advances from stockholder                              -                -               (227,598)
                                                              ----------------   ---------------   -----------------
          Net cash provided by financing activities              6,224,505        1,576,195          42,059,582
                                                              ----------------   ---------------   -----------------
          Net increase (decrease) in cash and cash
          equivalents                                            5,249,468       (3,157,263)          6,008,189
          Cash and cash equivalents at beginning of
          period                                                   758,721        4,064,324               -
                                                              ----------------   ---------------   -----------------
          Cash and cash equivalents at end of period           $ 6,008,189        $ 907,061         $ 6,008,189
                                                              ================   ===============   =================


See accompanying notes to unaudited condensed consolidated financial statements

                                                         WAVE SYSTEMS CORP. AND SUBSIDIARIES
                                                          (a development stage corporation)
                                         Condensed Consolidated Statements of Stockholders' Equity (Deficit)
                                                           Six Months Ended June 30, 1998
                                                                     (Unaudited)



                                                    Series G        Class A Common Stock     Class B Common Stock
                                                  Convertible       ------------------------------------------------
                                                Preferred Stock       Shares      Amount      Shares      Amount
                                              ----------------------------------------------------------------------

 Balance at December 31, 1997                                        22,874,639    228,747   4,421,953      44,220
 Exercise of options to purchase Class A stock                        2,187,250     21,873
 Exchange of Class B stock for Class A stock                            424,515      4,245    (424,515)     (4,245)
 Shares issued as compensation for services rendered                     57,084        571
 Conversion of Series G preferred stock                   (759,739)     678,338      6,783
 Accrued dividend on preferred stock
 including accretion of assured incremental                802,397
 yield
 Issuance of Series G Convertible Preferred
 stock and common stock warrants, net of                 1,809,250
 issuance costs of $222,500
 Assured incremental yield on issuance of
 Series G Convertible Preferred stock
 Net loss
                                             ----------------------------------------------------------------------
Balance at June 30, 1998                                $1,851,908   26,221,826   $262,219    3,997,438     $39,975

See accompanying notes to unaudited condensed consolidated financial statements

                                                         WAVE SYSTEMS CORP. AND SUBSIDIARIES
                                                          (a development stage corporation)
                                         Condensed Consolidated Statements of Stockholders' Equity (Deficit)
                                                           Six Months Ended June 30, 1998
                                                                     (Unaudited)



                                                         Capital in      Deficit accumulated    Note receivable       Total
                                                           excess            during the        from stockholder
                                                        of par value      development stage
                                                       ---------------------------------------------------------------------

Balance at December 31, 1997                               44,520,246          (45,324,463)        (212,024)       (743,274)
Exercise of options to purchase Class A stock               3,425,132                                             3,447,005
Exchange of Class B stock for Class A stock
Shares issued as compensation for services rendered           258,906                                               259,477
Conversion of Series G preferred stock                        752,956                                                   -
Accrued dividend on preferred stock
including accretion of assured incremental yield             (813,197)                                              (10,800)
Issuance of Series G Convertible Preferred
stock and common stock warrants, net of
issuance costs of $222,500                                    218,250                                             2,027,500
Assured incremental yield on issuance of
Series G Convertible Preferred stock                          750,000                                               750,000
Net loss                                                                        (3,792,312)                      (3,792,312)
                                                   --------------------------------------------------------------------------
Balance at June 30, 1998                                  $49,112,293         $(49,116,775)       $(212,024)     $1,937,596


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

In May 1998, the Company entered into a technology licensing agreement with Standard Microsystems Corporation ("SMSC"). The Company and SMSC agreed to work together and support SMSC to create a Wave-Enabled I/O Chip containing the WaveMeter. Pursuant to the agreement, the Company and SMSC will jointly develop the technology to facilitate the I/O chip as contemplated in the agreement. If the I/O chip is successfully developed, the Company is liable to pay SMSC up to $2 million for product defects for chips in SMSC inventory and in their channels of distribution.

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

The Company recognized a $1.5 million license fee from the Internet Technology Group, PLC pursuant to a licensing technology agreement executed in 1997.

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

Liquidity and Capital Resources

The Company has experienced net losses and negative cash flow from operations since its inception, and, as of June 30, 1998, had a deficit accumulated during the development stage of $49,116,775 and stockholders' equity of $1,937,596. The Company has financed its operations through June 30, 1998 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, the private placement of 800,000 shares of Class A Common Stock raising $800,000 (before deduction of expenses incurred in connection therewith), and the private placements of convertible preferred stock for an aggregate amount of $13,350,000 (before deduction of expenses incurred in connection therewith).


At June 30, 1998, the Company had approximately $6 million in cash and cash equivalents. The Company held no marketable securities at June 30, 1998. At December 31, 1997, the Company had approximately $758,721 in cash and cash equivalents. The Company held no marketable securities at December 31, 1997. The increase in cash and cash equivalents is primarily attributable to cash proceeds of approximately $2.8 million from the issuance of Series G convertible preferred stock, the last two licensing payments of $750,000 and $3.25 million from ITG, the exercising of Aladdin Knowledge Systems warrant for 1 million shares for $2.55 million and other parties exercising warrants and options yielding proceeds of approximately $900,000 less cash used for operating expenses for the first six months of 1998 of approximately $5 million. At June 30, 1998, the Company had working capital of approximately $1.5 million. The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1998 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out. On October 19, 1997 the Company's Series A Cumulative Redeemable Preferred Stock became redeemable for a total amount of $468,000. As of August 7, 1998, no demand for redemption has been made.

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