Form 10-Q
period 1998-09-30
WAVE SYSTEMS CORP
filed 1998-11-23
CIK 919013

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Yes [ X ]  No [  ]

     The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998: 26,621,411 shares of Class A Common Stock and 3,997,438 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statments


                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

ASSETS                                                  September 30, 1998
                                                             (Unaudited)   December 31, 1997
Current assets:
Cash and cash equivalents                                 $   3,633,591     $     758,721
                                                          -------------     -------------
Total current assets                                          3,633,591           758,721
Property, equipment, and leasehold improvements
   less accumulated depreciation and amortization
   of $1,219,796 in 1998 and $964,184 in 1997                   865,267           849,276
Other assets                                                    103,160            70,216

                                                          $   4,602,019     $   1,678,213
                                                          =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued expenses                  $   2,011,488     $   1,427,762
   Deferred license fee                                       1,922,005                 -
   Note payable                                                 559,714           522,124
                                                          -------------     -------------
Total current liabilities                                     4,493,207         1,949,886
                                                          -------------     -------------
Series A Cumulative Redeemable Preferred Stock,
   $.01 par value, 360 shares issued and
   outstanding in 1998 and 1997; involuntary
   liquidation value, $487,801                                  487,801           471,601
                                                          -------------     -------------
Stockholders' equity (deficit):
Series A Cumulative Redeemable Preferred Stock,
   $.01 par value, 360 shares issued and
   outstanding in 1998 and 1997; involuntary
   liquidation value, $477,001                                       -                 -
Series G Convertible Preferred Stock, $20 par
   value, 150,000 shares issued and outstanding in
   1998                                                       1,641,648                -
Common stock, $.01 par value.  Authorized
   25,000,000 shares as Class A; issued and
   outstanding 26,621,411 in 1998 and 22,874,639 in
   1997                                                         266,269           228,747
Common stock, $.01 par value.  Authorized
   13,000,000 shares as Class B; issued and
   outstanding 3,997,438 in 1998 and 4,421,953 in
   1997                                                          39,975            44,220
Capital in excess of par                                     49,731,878        44,520,246
Deficit accumulated during the development stage            (51,846,735)      (45,324,463)
Less:  note receivable from stockholder, including
   accrued interest of $88,849                                 (212,024)         (212,024)
                                                          -------------     -------------
Total stockholders' equity (deficit)                           (378,989)         (743,274)
                                                          -------------     -------------
                                                          $   4,602,019     $   1,678,213
                                                          =============     =============

See accompanying notes to unaudited condensed consolidated financial statements.

                                              WAVE SYSTEMS CORP. AND SUBSIDIARIES
                                               (a development stage corporation)
                                          Condensed Consolidated Statement of Operations
                                                          (Unaudited)


                                                                                            Period from
                                                                                          February 12, 1998
                                         Three months ended        Nine months ended     (inception) through
                                  September 30, September 30,  September 30,  September 30,  September  30,
                                       1998        1997           1998          1997            1998
                                    ----------   ----------    ----------     ----------     ----------
Revenues                            $    3,066   $    4,097    $   15,581     $    6,645    $    27,751
                                    ----------   ----------    ----------     ----------     ----------
Operating expenses:
Selling, general, and
  administrative                     2,222,923    1,457,363     6,206,877      4,724,064     33,692,134
Write-off of goodwill                        -      769,886             -        769,886        769,886
Aladdin license and in-process
  research and development                   -            -             -              -      3,889,000
  expenses
Research and development             1,176,618    2,163,538     2,499,014      4,078,717     17,244,827
                                    ----------   ----------    ----------     ----------    -----------
                                     3,399,541    4,390,787     8,705,891      9,572,667     55,595,847
                                    ----------   ----------    ----------     ----------    -----------

License fee                            625,000            -     2,125,000              -      3,125,000
Interest income                         54,730        8,324        80,628         45,422      1,138,960
Interest expense                       (13,214)     (11,398)      (37,589)       (33,827)      (604,069)
Other income                                -            -             -              -          12,720
                                    ----------   ----------    ----------     ----------    -----------
                                       666,516       (3,074)    2,168,039         11,595      3,672,611
                                    ----------   ----------    ----------     ----------    -----------
Net loss                            (2,729,960)  (4,389,764)   (6,522,272)    (9,554,427)   (51,895,485)

Accrued  dividends on  preferred
  stock  (including accretion of
  assured  incremental  yield on
  preferred stock of $750,000 in
  1998, $1,122,743  in 1997, and
  $2,423,000 cumulative)                50,400       20,000       863,597      1,877,469      4,342,092

Net loss to common stockholders    $(2,780,360) $(4,409,764)  $(7,385,869)  $(11,431,896)  $(56,237,577)
                                    ===========  ===========   ===========    ============  ============
Weighted average number of
  common shares outstanding         30,290,056   21,539,324    28,638,389     19,560,212     11,090,040
  during the period
Loss per common share               $   (0.09)   $   (0.20)    $   (0.26)     $   (0.58)    $    (5.07)
                                    ===========  ===========   ===========    ============  ============

See accompanying notes to unaudited condensed consolidated financial statements.




                                                    WAVE SYSTEMS CORP. AND SUBSIDIARIES
                                                     (a development stage corporation)
                                              Condensed Consolidated Statement of Cash Flows
                                                                (Unaudited)

                                                                                                 Period from
                                                                                              February 12, 1998
                                                               Nine months ended            (inception) through
                                                    September 30, 1998   September 30, 1997  September 30, 1998
                                                    ------------------   ------------------  ------------------

Cash flows from operating activities:
Net loss                                            $  (6,522,272)     $  (9,554,427)       $  (51,846,735)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Write-off goodwill                                           -               769,886               769,886
Depreciation and amortization                             255,612            401,479             1,442,980
Reserve for short-term loans to affiliates                   -                  -                1,672,934
Accrued interest on marketable securities                    -                  -                 (106,962)

Non-cash expenses:
Common stock issued in connection with License and
  Cross-license Agreement                                    -                  -                1,124,960
Accretion of assured incremental yield on
  convertible debt                                           -                  -                  119,000
Common stock issued for services rendered and
  interest on borrowings                                  482,667            226,425             3,159,725
Issuance of warrants to Aladdin                              -                  -                2,939,000
Accrued interest on note payable                           37,590             33,827               103,714
Preferred stock issued for services rendered                 -               250,000               265,600
Compensation associated with issuance of stock               -                  -                  399,740
Amortization of deferred compensation                        -                  -                  398,660
Amortization of discount on notes payable                    -                  -                  166,253
Common stock issued by principal stockholder for
  services rendered                                          -                  -                  565,250

Changes in assets and liabilities:
Increase in accrued interest on note receivable              -               (12,989)              (88,850)
Decrease in prepaid expenses and other receivables           -                54,458                   -
(Increase) decrease in other assets                       (32,945)           157,487              (118,077)
Increase (decrease) in accounts payable and accrued
  expenses                                                583,726            (64,568)            2,149,000
Increase in Deferred License Fee                        1,922,005          1,025,000             1,922,005
                                                     -------------        -------------        -------------
Net Cash used in operating activities                  (3,273,617)        (6,713,422)          (34,961,917)
                                                     -------------        -------------        -------------
Cash flows from investing activities:
Acquisition of property and equipment                    (271,603)          (302,447)           (2,078,721)
Short-term loans to affiliates                               -                  -               (1,672,934)
Organizational costs                                         -                  -                  (14,966)
Purchase of marketable securities-held to maturity           -                                 (27,546,769)
Maturity of marketable securities-held to maturity           -                  -               27,653,731
                                                     -------------        -------------        -------------
Net cash used in investing activities                    (271,603)          (302,447)           (3,659,659)
                                                     -------------        -------------        -------------
Cash flows from financing activities:
Net proceeds from issuance of common stock              3,642,590          1,814,899            28,052,061
Net proceeds from issuance of preferred stock and
  warrants                                              2,777,500          1,478,000            12,283,027
Sale of warrants                                             -                  -                        4
Note receivable from stockholder                             -                  -                 (123,175)
Proceeds from notes payable and warrants to                  -                  -                2,083,972
  stockholders
Repayments of notes payable to stockholders                  -                  -               (1,069,972)
Proceeds from notes payable and warrants                     -                  -                1,284,250
Repayments of note payable                                   -                  -                 (255,000)
Advances from stockholder                                    -                  -                  227,598
Repayments of advances from stockholder                      -                  -                 (227,598)
                                                     -------------        -------------        -------------
Net cash provided by financing activities               6,420,090          3,292,899            42,255,167
                                                     -------------        -------------        -------------
Net increase (decrease) in cash and cash equivalents    2,874,870         (3,722,970)            3,633,591
Cash and cash equivalents at beginning of period          758,721          4,064,324                   -
                                                     -------------        -------------        -------------
Cash and cash equivalents at end of period           $  3,633,591         $  341,354          $  3,633,591
                                                     -------------        -------------        -------------

See accompanying notes to unaudited condensed consolidated financial statements.


                                              WAVE SYSTEMS CORP. AND SUBSIDIARIES
                                                (a development stage corporation)
                               Condensed Consolidated Statements of Stockholders' Equity (deficit)
                                                 Nine Months Ended September 30, 1998
                                                           (Unaudited)


                              Series G
                            Convertible        Class A Common Stock         Class B Common Stock
                             Preferred       Shares         Amount         Shares         Amount
                               Stock
Balance at December 31,
   1997                                     22,874,639       228,747      4,421,953         44,220
Exercise of options to
   purchase Class A stock                    2,290,427        22,905
Exchange of Class B stock
   for Class A stock                           424,515         4,245       (424,515)        (4,245)
Shares issued as
   compensation for
   services rendered                           125,582         1,310
Conversion of Series G
   Preferred Stock           (1,014,999)       906,248         9,062
Accrued dividend on
    preferred stock
    including accretion of
    assured incremental
    yield                       847,397
Issuance of Series G
   Convertible Preferred
   stock and common stock
   warrants, net of
   issuance costs of
   $222,500                   1,809,250
Assured incremental yield
   on issuance of Series
   G Convertible
   Preferred stock
Net loss
                            ------------   ------------   ------------  ------------    ------------
                              1,641,648     26,621,411       266,269      3,997,438         39,975

See accompanying notes to unaudited condensed consolidated financial statements.

                                    WAVE SYSTEMS CORP. AND SUBSIDIARIES
                                      (a development stage corporation)
                     Condensed Consolidated Statements of Stockholders' Equity (deficit)
                                      Nine Months Ended September 30, 1990
                                                 (Unaudited)

                                                             Deficit
                                                           accumulated
                                            Capital in     during the      Note
                                              excess      development      receivable
                                           of par value      stage           from          Total
                                                                           stockholder
Balance at December 31,
   1997                                     44,520,246    (45,324,463)      (212,024)      (743,274)
Exercise of options to
   purchase Class A stock                    3,619,685                                    3,642,590
Exchange of Class B stock
   for Class A stock                                                                           -
Shares issued as
   compensation for
   services rendered                           481,357                                      482,667
Conversion of Series G
   Preferred Stock                           1,005,937                                         -
Accrued dividend on
   preferred stock
   including accretion of
   assured incremental
   yield                                      (863,597)                                     (16,200)
Issuance of Series G
   Convertible Preferred
   stock and common stock
   warrants, net of
   issuance costs of
   $222,500                                    218,250                                    2,027,500
Assured incremental yield
   on issuance of Series
   G Convertible
   Preferred stock                             750,000                                      750,000
Net loss                                                   (6,522,272)                   (6,522,272)
                                           ------------   ------------    ------------  ------------
                                            49,731,878    (51,846,735)      (212,024)      (378,989)






                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
              Notes To Condensed Consolidated Financial Statements

                           September 30, 1998 and 1997

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations and cash flows for the three and nine months ended September 30, 1998. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997, included in its Form 10-K filed in March 1998. The results of operations for the three and nine months September 30, 1998 are not necessarily indicative of the operating results for the full year.

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

     The Company anticipates that its existing capital resources may be adequate to satisfy its capital requirements into the first quarter of 1999. In order to continue operations, however, the Company will need to raise additional funds through public or private financing. The Company has no current commitment to obtain additional funds and is unable to state the amount or source of such additional funds. These uncertainties raise doubt about the Company's ability to continue as a going concern.

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


     CERTAIN FORWARD-LOOKING INFORMATION:

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding contingencies, future prospects, liquidity and capital expenditures herein under "Part I Financial Information--Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and detailed in the Company's other filings with the Commission during the past 12 months.


Item 1. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     Wave is in transition from a firm focused principally on research and development of new technology, to a firm focused on the commercialization of its technology through licensing fees, royalties, and product sales. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development, and market testing of the Wave System. During this period, the Company designed and successfully developed its proprietary integrated circuit technology, Embassy, WaveNet and other necessary components of the Wave System. During 1996 the Company also devoted substantial efforts and resources to designing and developing the technology required to make the Wave System compatible with the distribution of electronic content on the Web. Concurrent with its research and development activities, the Company has devoted increased resources to market development and other related activities. From inception through September 30, 1998, the Company has realized only minimal operating revenues, and does not anticipate significant revenues in the near future. There are numerous risks that could adversely affect the Company's efforts to achieve profitability.

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

     The Wave System consists of many individually distributed processors ("Embassy"). These devices decrypt content on demand from end users. Embassy is a proprietary application-specific integrated circuit, mounted on a printed circuit board, or used as an add-in device in a stand-alone PC. Embassy allows transactions to occur without the expense of a real-time network connection for every transaction. Embassy securely stores electronic funds and batched information about the usage of electronic content to be securely transmitted to a central transaction processing center ("WaveNet"). WaveNet manages encryption and decryption keys, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and can provide user and usage data to electronic content owners. The Wave System is compatible with existing content delivery systems such as CD-ROM, the Internet and Direct Broadcast Satellite.

     In 1996 the Company developed a production software version of Embassy that offers a subset of the feature of the hardware version of Embassy and has been implemented as part of the Company's Internet commerce server ("Embassy server"). The Embassy server supports a publishing service called WINPublish and a purchasing function called WINPurchase. Through WINPublish, an electronic content owner can sell encrypted content from its site on the Web to purchasers using the WINPurchase function. The Company has commercialized this technology through its Internet Commerce website, the Great Stuff Network. To date, the Company has recognized a minimal amount of revenue from this technology.

     In order to achieve broad market acceptance of the Wave System, the Company pursues strategic relationships with major personal computer manufacturers and promotes the use of the Wave System to electronic content owners, particularly among developers and distributors of entertainment and educational software. The Company believes that the compatibility with the Web provides the foundation for the broad acceptance of the Wave System. Specifically, the Company believes that Embassy can be the foundation for a "client-side subscriber management system" that is independent of a delivery network. The Company views the acceptance by developers, distributors and consumers of entertainment and educational software as an important factor in the development of a broad installed base of Embassy. The Company further believes that once there is a broad installed base of Embassy, electronic content owners from other market segments are likely to be attracted to the Wave System. However, to date, the Company has not been successful in achieving any significant market acceptance of the Wave System.

     In May 1998, the Company entered into a technology licensing agreement with Standard Microsystems Corporation ("SMSC"). The Company and SMSC agreed to work together and support SMSC to create a Wave-Enabled I/O Chip containing Embassy. Pursuant to the agreement, the Company and SMSC will jointly develop the technology to facilitate the I/O chip as contemplated in the agreement. If the I/O chip is successfully developed, the Company is liable to pay SMSC up to $2 million for product defects for chips in SMSC inventory and in their channels of distribution.

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

     The Company also received the final payment of $3.25 million in June 1998 pursuant to the licensing and joint venture agreement ("the Agreement") with Internet Technology Group, PLC, a United Kingdom company. This payment and the $750,000 received in January of this year total $4 million received in 1998. Of the $4 million, $1.5 million and $625,000 were recorded as a license fee income in the second quarter and the balance as deferred license fee income. As part of the Agreement and after the final license fee is paid, the Company and Internet Technology Group, PLC are to issue a significant warrant to each other for approximately one million shares. The full terms of these warrants have not been completely finalized by the parties.

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

Results of Operations

Three Months Ended September 30, 1998 and 1997

     Research and development expenses for the three months ended September 30, 1998 were $1,176,618, as compared to $2,163,538 for the comparable period of 1997. The 46% decrease in research and development expenses was primarily attributable to a reduction in the costs associated with non-recurring engineering costs and prototype purchases in 1997 offset by an increase in headcount during the first nine months of 1998.

     Selling, general and administrative expense for the three months ended September 30, 1998 were $2,222,923 as compared to $1,457,363 for the comparable period of 1997. The substantial 52.5% increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, trade shows, equipment and other related costs associated with the development and marketing of new applications and new markets for the Company's technology.

     During the third quarter of 1997, the company took a one-time write-off of goodwill in the amount of $769,886. The company recognized the increased uncertainty as to the recoverability of goodwill arising from the acquisition of Wave Interactive Network (WIN).

     Net interest income for the three months ended September 30, 1998 was $41,516, as compared to net interest expense of $3,074 for the comparable period of 1997. The increase in interest income is primarily attributable to an increase in interest-bearing assets.

     The Company recognized a $625,000 license fee from the Internet Technology Group, PLC pursuant to a licensing technology agreement executed in 1997.

     Due to the reasons set forth above, the Company's net loss for the three months ended September 30, 1998 was $2,729,960 as compared to $4,389,764 for the comparable period of 1997. The net loss for the three months ended September 30, 1998 to common stockholders was $2,780,360 as compared to $4,409,764 for the comparable period of 1997.

Nine Months Ended September 30, 1998 and 1997

     Research and development expenses for the nine months ended September 30, 1998 were $2,499,014 as compared to $4,078,717 for the comparable period of 1997. The decrease in research and development expenses was primarily attributable to a reduction in the costs associated with non-recurring engineering costs and prototype purchases in 1997 offset by an increase in headcount during the first nine months of 1998.

     Selling, general and administrative expense for the nine months ended September 30, 1998 were $6,206,877 as compared to $4,724,064 for the comparable period of 1997. The 31% increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, trade shows, equipment and other related costs associated with the development and marketing of new applications and new markets for the Company's technology.

     Net interest income for the nine months ended September 30, 1998 was $43,039, as compared to $11,595 for the comparable period of 1997. The increase in interest income is primarily attributable to an increase in interest-bearing assets.

     During the third quarter of 1997, the company took a one-time write-off of goodwill in the amount of $769,886. The company recognized the increased uncertainty as to the recoverability of goodwill arising from the acquisition of Wave Interactive Network (WIN).

     The Company recognized a $2,125,000 license fee for the nine months ended September 30, 1998 from the Internet Technology Group, PLC pursuant to a licensing technology agreement executed in 1997.

     Due to the reasons set forth above, the Company's net loss for the nine months ended September 30, 1998 was $6,522,272 as compared to $9,554,427 for the comparable period of 1997. The net loss for the nine months ended September 30, 1998 to common stockholders was $7,385,869 as compared to $11,431,896 for the comparable period of 1997.

Liquidity and Capital Resources

     The Company has experienced net losses and negative cash flow from operations since its inception, and, as of September 30, 1998, had a deficit accumulated during the development stage of $51,846,735 and stockholders' deficit of $378,989. The Company has financed its operations through September 30, 1998 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, the private placement of 800,000 shares of Class A Common Stock raising $800,000 (before deduction of expenses incurred in connection therewith), and the private placements of convertible preferred stock for an aggregate amount of $13,350,000 (before deduction of expenses incurred in connection therewith).

     At September 30, 1998, the Company had $3,633,591 million in cash and cash equivalents. The Company held no marketable securities at September 30, 1998. At December 31, 1997, the Company had $758,721 in cash and cash equivalents. The Company held no marketable securities at December 31, 1997. The increase in cash and cash equivalents is primarily attributable to cash proceeds of approximately $2.8 million from the issuance of Series G convertible preferred stock, the last two licensing payments of $750,000 and $3.25 million from ITG, the exercising of Aladdin Knowledge Systems warrant for 1 million shares for $2.55 million and other parties exercising warrants and options yielding proceeds of approximately $1,500,000 less cash used for operating expenses for the first nine months of 1998 of approximately $9 million. At September 30, 1998, the Company had a deficit in working capital of approximately $860,000. The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1999 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out. On October 19, 1997 the Company's Series A Cumulative Redeemable Preferred Stock became redeemable for a total amount of $468,000. As of November 13, 1998, no demand for redemption has been made.

     The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements into the first quarter of 1999. In order to continue operations, however, the Company will need to raise additional funds through public or private financings. The Company has no current commitment to obtain additional funds and is unable to state the amount or source of such additional funds.

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

Dated: November 23, 1998

                                      WAVE SYSTEMS CORP.
                                      (Registrant)


                                      By:  /s/ Peter J. Sprague
                                      -------------------------------
                                      Name:    Peter J. Sprague
                                      Title:   Chairman, Chief Executive Officer
                                               (Duly Authorized Officer of the
                                               Registrant)


                                      By:  /s/ Gerard T. Feeney
                                      -------------------------------
                                      Name:    Gerard T. Feeney
                                      Title:   Chief Financial Officer


THE ENCLOSED FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF WAVE SYSTEMS CORP. FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.