Form 10-K
period 1998-12-31
WAVE SYSTEMS CORP
filed 1999-04-01
CIK 919013

================================================================================
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


               ([X]) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of March 5, 1999 was $338,387,574 (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

         As of March 5, 1999, there were 29,273,767 shares of the registrant's Class A Common Stock and 2,770,991 shares of the registrant's Class B Common Stock outstanding.


--------------------------------------------------------------------------------
================================================================================

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

                                     PART I

Item 1.           Business

Overview

         Wave Systems Corp. ("Wave" or the "Company") is creating a new electronic commerce model for digital information and services based on client-side security, transactions and trust. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development, and market testing of a distributed trust system that enables client based transactions, including the metered usage of electronic content and services (the "Wave System"). Electronic content and services refers to any data, graphic software, video or audio sequence that can be digitally transmitted and/or stored. As its research and development activities matured, the Company was able to devote increased resources to creation of content distribution services, market development and the application of the Wave System to end-user services.

         The Company believes that the Wave System can fundamentally change today's centralized e-commerce model by creating a distributed trust and security system, where transactions are executed and recorded in the consumer's devices, at the consumer's location. This means that electronic content and services can be consumed with more efficient and flexible pricing, broader distribution opportunities, greater protection against unauthorized usage and secure, low-cost, and accurate data on the usage of the products and services.

         The Wave System consists of an EMBedded Application Security SYstem
                                        ---      -           -        --
("EMBASSY") in consumer devices that provide the basis for a multi-party trusted system using both hardware and software. The EMBASSY is a programmable, low cost "system within a system" that can perform independent transactions such as meter content usage, store sensitive information such as identities and account balances and run secure applications for access to services. The EMBASSY is an open system based on secure smart card hardware technology that can be integrated into PCs, peripherals, set top boxes or used as an independent component. The WaveMeter application running in the EMBASSY allows transactions to occur without the expense of a real-time network connection for every transaction. The EMBASSY securely stores electronic funds and transaction information about the usage of electronic content to be transmitted securely to a central transaction processing center ("WaveNet") periodically. WaveNet manages encryption and decryption keys, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and can provide user and usage data to electronic content owners. The Wave System is designed to be compatible with every existing content delivery system such as CD-ROM, the Internet, and digital broadcast. PC OEMs, content providers and services providers such as telecommunications companies have expressed interest in the Wave System and the Company believes that once there is a broad installed base of the EMBASSY, electronic content and service providers from other market segments are likely to be attracted to the Wave System.

         In order to achieve broad market acceptance of the Wave System, the Company pursues strategic relationships with major personal computer manufacturers and technology suppliers, and promotes the use of the EMBASSY to electronic content owners, particularly developers and distributors of entertainment, audio, broadcast and educational software. The Company believes that the EMBASSY can be the foundation for a "client-side subscriber management system" that is independent of the content or delivery network. This means that content can be delivered on CD-ROM, data broadcast, broadband and other forms of transmission.

          The Company believes that the Wave System provides a powerful merchandising interface for electronic content and services at the point of purchase. This may increase the interest of consumers to sample electronic content that they are considering purchasing. The Wave System provides the consumer with enhanced control of their individual privacy and secure storage of sensitive information. The Wave System facilitates the payment of royalties to content providers and service partners while allowing both customized and broad, inexpensive distribution to customers.

         In 1998, the Company enhanced the Wave System to make it acceptable as an open industry standard for a broad range of security and e-commerce functions in end user-devices. Wave has been successful in attracting other companies to port their applications and services to the Wave System and its EMBASSY platform, which the Company believes will increase the value of the system to potential deployment partners. These strategic relationships have generated what the Company believes to be significant joint marketing benefits in our efforts to promote the Wave System to OEMs and the content industry.

         During 1998 the Company established relationships with RSA Data Security, NEC Technologies, Inc., Pollex Technology Ltd., Hewlett-Packard Company's VerSecure division, Sun Microsystems, SMSC, ITE, IGST, Sarnoff Corp., Hauppauge Computer Systems and WavePhore. The Company also received a payment of $4 million pursuant to a joint venture agreement with Internet Technology Group, PLC ("ITG"), a United Kingdom company.

         In 1999 the Company will seek to continue to expand its commitments from additional hardware manufacturers, including personal computer manufacturers, peripheral companies and companies involved in the commerce of electronic content and services both in North America and overseas. The Company also seeks to expand the role of the Wave System and EMBASSY as a general security device in networks in order to provide new opportunities for the creation of virtual private networks and services by telecommunications vendors and Internet service providers.

         Additionally, in 1996 the Company developed a production software version of the WaveMeter application that offers a subset of the features of the hardware version and has been implemented as part of the Company's Internet commerce server (the "WaveMeter server"). The WaveMeter server enables content owners to secure and sell their intellectual property from a web site. The e-commerce services offered through the Wave Meter server do not require the consumer or publisher to install any additional hardware or software.

         Significant uncertainty currently exists with respect to the adequacy of current funds to support the Company's activities. This uncertainty will continue until a positive cash flow from operations can be achieved. Additionally, the Company is uncertain as to the availability of financing from other sources to fund any cash deficiencies.

         In order to reduce these uncertainties, the Company is currently evaluating additional financing options and may therefore elect to raise capital, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued development of the Company's technology, products and services. In January, 1999, the Company issued a convertible promissory note in aggregate principal amount of $2 million, which was subsequently converted into Class A common stock in March, 1999, in addition to and following the Company's completion of an additional $23 million private placement with institutional, strategic and accredited investors. There can, however, be no assurance that the Company can raise additional financing in the future.

         As of October 19, 1997, the Company became obligated to redeem for approximately $465,000 all of the outstanding shares of the Series A Redeemable Preferred Stock issued to a certain individual pursuant to the terms of the Restated Certificate of Incorporation. As of December 31, 1998, the Company's total obligation (principal plus interest) under the Series A redemption was $493,201, and it continues to accrue dividends and interest. The Company has not redeemed such shares as of March 30, 1999, nor has any demand for redemption been made.

         The Company presently has no material commitments for capital expenditures. However, in order to bring the Wave System to market, the Company anticipates spending additional amounts on contracting for software development, licensing key technologies, and inventory items such as computer chips and boards, additional hardware, and related materials. Such spending will vary based on the Company's performance.

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

         On January 29, 1999 the Company filed an application with the Listings Qualifications Panel of the Nasdaq Stock Market, Inc., seeking to list on the Nasdaq National Market. There can be no assurances that Nasdaq will approve the application. As of March 30, 1999, Nasdaq has not issued its decision.

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

         The Company is a development stage company and has realized minimal operating revenues since its inception. At December 31, 1998 the Company had an accumulated deficit of approximately $57.2 million. There can be no assurance that the Company will be successful in achieving commercial acceptance of the Wave System.

The Wave System

         The Wave System is designed to create new revenue streams for owners of electronic content by improving upon existing distribution systems for electronic content. Using existing distribution systems such as CD-ROM and the Internet, electronic content owners distribute their products to customers in an encrypted or otherwise secured ("Wave-enabled") form so it can be offered for sale through the EMBASSY E-Commerce System. Customers are then able to purchase and access the electronic content on an as-desired basis. The Company believes that the Wave System allows electronic content owners to deliver their products to a larger market because the efficient and secure metering technology facilitates greater flexibility in content distribution and pricing. The Company believes that greater flexibility in electronic distribution and pricing makes the Wave System particularly attractive to developers, distributors and consumers of entertainment and educational software.

         In addition, the programmable EMBASSY is able to support multiple secure applications from a range of service providers, applications vendors, and security companies. The Company seeks to exploit this multi-application capability to create new sources of revenue through hosting secure applications and creating additional services based on the EMBASSY distributed trust model. The Company believes that its expansion of the EMBASSY has provided a source of increased interest in Wave's technology as a general-purpose solution for adoption by a wide range of companies in their platforms and as a secure delivery mechanism.

         The Wave System consists of the EMBASSY E-Commerce System, the WaveMeter application, a subsystem that records and communicates the usage of electronic content, and WaveNet, a central transaction processing network. The EMBASSY controls the loading and execution of multiple secure applications. The WaveMeter controls and monitors the customer's access to encrypted electronic information and software. Because the Wave System uses asynchronous communication, it is well suited to low-cost processing of micro, rental and rent-to-own transactions. The Company has completed a prototype incorporating the rental and rent-to-own functionality into the Wave System using Wave's current chip technology. This is currently being integrated into a WinTV tuner card from Hauppauge Computer Systems. This product is planned for introduction into the market in 1999. With this version of the WaveMeter, application transactions are executed locally against a source of funds stored in the WaveMeter secure memory. The WaveMeter retains pricing and licensing information, downloaded from WaveNet, for use in the execution of these transactions. Transactions are securely stored in the usage log of the WaveMeter for eventual reporting to WaveNet. The WaveMeters and WaveNet communicate using Wave's secure communications protocol.

         WaveNet is composed of the WaveNet Transaction Processing System ("TXP") and the WaveNet Information Clearing House ("ICH"). TXP acts as the principal interface with the EMBASSY. Every EMBASSY-equipped device will contact TXP on a periodic basis. During this secure communication, all stored event information, such as purchase logs, are uploaded to TXP, additional credit may be requested, pending events are delivered to the device, and a routine audit check is performed. There may be a number of TXP systems to distribute access around the globe. TXP routes all event logs to ICH where they are processed against Wave's royalty contracts. ICH calculates royalties due to each partner and handles the billing and reporting services, ensuring that all Wave partners are properly compensated. WaveNet is presently in operation.

         The Wave System is installed into the customer's PC or integrated into an attached peripheral device. It is based on a semiconductor device that uses secure certified integrated circuit technology to store decryption keys, credit information, and usage data. Presently, the WaveMeter based on Wave's own silicon chip is packaged on a half-size ISA board with a battery and a clock and can be installed in the ISA slot of a PC. In 1999 Wave plans to deliver a new version of the EMBASSY hardware with a Universal Serial Bus interface (USB) which should easily integrated into a broad range of products including separate dongles for portable EMBASSY devices. In 1996 the Company also developed a production software version of the WaveMeter application which has been implemented as a component of the WaveMeter server. The use of the software version of the WaveMeter is compatible with the use of the hardware version of the WaveMeter application.

         The Company believes that the hardware version of the Wave System with EMBASSY is the most secure form of content licensing management and metering technology available today. The hardware and software of the EMBASSY contains a wide range of security features to strengthen the trusted client capabilities in user devices. Tampering with the EMBASSY or Wave System applications results in automatically initiated system lockouts, and is readily detected by both the EMBASSY and WaveNet. The encryption keys are loaded at the time of manufacture and are unique and specific to each EMBASSY device. Every piece of electronic content is protected using a unique key. Services are controlled by secure applications running in the EMBASSY. Wave believes it has designed a security architecture where the value of breaking an individual system to ascertain the keys is low since there are no common keys that allow system-wide use.

         Wave supplies the tools that developers need to build and successfully supply applications to end-users. Electronic content must be Wave-enabled to be available to end users on the Wave System. A data preparation tool kit structures data packages, which are individual elements of electronic content that are uniquely identified, encrypted, priced and formatted to use within the Wave System. Once Wave-enabled, each data package can be delivered to the end user in many electronic forms. Currently, the two primary mechanisms of delivery of electronic content to the end user are the Internet and CD-ROM. The Wave System, however, will work with point-to-multi-point data broadcasting via satellite, terrestrial TV, FM sideband, magnetic media, cable modem, DVD and broadband.

Markets and Business Strategy

         The Company's long-term strategy is to achieve broad market acceptance of the Wave System as a distributed trust platform for commerce performed in user devices. To achieve this goal the Company pursues strategic relationships with hardware manufacturers and companies involved in the development of commerce in electronic content and services. In addition, the Company believes that, since the Wave System permits greater flexibility in pricing and distribution of electronic content, it is particularly well-suited for merchandising consumer content, entertainment and educational software. Therefore the Company is vigorously targeting this market segment as a means of rapidly achieving the broad installed base of the Wave System. The Company believes that once there is a broad installed base of the Wave System and EMBASSY, electronic content owners from other market segments are likely to be attracted to the Wave System. However, there can be no assurances that the Wave System will achieve any significant market acceptance.

         The Company has focused on forming agreements with strategic partners that will help the Company promote the broad-based acceptance of the Wave System as a platform for commerce in electronic content. Wave is currently in discussion with original equipment manufacturers regarding the incorporation of the Wave System and EMBASSY into their products. Wave has also focused on pursuing strategic relationships with companies seeking to distribute electronic content via the Internet. The compatibility of the Wave System with the Web has provided the Company with a product that has already attracted the attention of leaders in the development of electronic commerce solutions and particularly commerce in electronic content. Wave will continue to focus on developing other strategic relationships to seek to achieve the broad acceptance of the Wave System as a platform for electronic commerce.

         Wave has focused on promoting the acceptance of the Wave System by electronic content owners. The initial target market is entertainment and educational software developers and distributors. Wave believes that the Wave System will provide the home consumer with a new way of acquiring interactive content and can offer electronic content developers and distributors benefits similar to those provided by video rental in the film industry. The Company has invested heavily in developing relationships with entertainment and educational software providers. Wave today has over 50 titles functional for demonstration and is actively preparing others to be launched in 1999.

Competition

         The Company operates in a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of the Company's competitors and potential competitors have substantially greater financial and technical resources than the Company. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share or product acceptance to the Company's detriment. The Wave System competes with conventional information delivery systems, such as on-line services, subscription services on CD-ROM, and services on the Internet. However, the Company believes that its metering capability is competitive with other electronic content delivery systems in a number of applications due to its superior protection against unauthorized usage, accurate and detailed information on content usage, and transparent operation. Further, the Company believes that it will be competitive with existing distribution systems, including traditional retail outlets for entertainment and educational software, due to its ability to offer these innovative merchandising mechanisms.

         The Company is aware of other metering systems that compete directly with Wave, and other current and evolving technologies that provide some of the functionality of the Wave System. There are other companies that have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products in the field of electronic content distribution. Some of those technologies may have an entirely different approach or means of accomplishing the desired effects of the products being developed by the Company. There can be no assurance that either existing or new competitors will not develop products that are superior to or that otherwise achieve greater market acceptance than the Company's products.

         The Wave System is subject to competition from producers of hardware-based controllers such as dongles and software unlocking systems. The Company will compete with well-established producers of dongle-based software unlocking systems such as Rainbow Technologies, Inc. The Company also competes with developers of software unlocking systems such as Portland Software. Wave Systems also provides basic security services that compete with companies such as QPass and PrivaSeek in providing electronic wallets and certain e-commerce capabilities. The Company believes that the Wave System is superior to existing hardware-based and software unlocking systems in several ways. These systems primarily operate as "on/off switches" to control the use of electronic content and services, but are very limited in their ability to measure and record usage information. The Company believes that the Wave System offers superior protection from unauthorized usage, low operating costs (because it does not require constant communication with and authorization from a centralized processor), and fast operation that is convenient and essentially transparent to the end user. Both hardware controllers and software unlocking systems offer only part of the functionality of the Wave System. Wave Systems distributed trust model also provides a superior solution for broadcast and multicasting of data. Distinct from the existing software unlocking systems, WaveNet provides centralized back-office support to owners of electronic content.

         Many large information industry players are forming alliances and attempting to capitalize on the information delivery options offered by the Internet. In electronic content delivery via the Internet, the Wave System competes with electronic commerce payment technologies developed and offered by IBM Micropayment Service, Broadvision Inc., Connect, Inc., CyberCash, Inc., and Open Market, Inc. However, the Company believes that many of the electronic commerce payment technologies may be used as acceptable currency through the Wave System and may be complementary to, rather than competitive with, the Wave System. The Company is also aware of other companies, such as TestDrive Corporation, Release Software Corporation and InterTrust that provide electronic content encryption and license management functionality for transmission of electronic content over the Internet. The Company believes that the Wave System is superior to currently available electronic content encryption technologies due to the high level of persistent security and usage reporting capabilities of the WaveMeter.

         The Company believes that the interoperability of the Wave System with currently available and developing distribution media makes the Wave System attractive to both distributors and consumers of electronic content. A consumer with an installed EMBASSY System will be able to purchase Wave-enabled content from sources on CD-ROM and/or the Internet, as well as from sources distributing electronic content on other developing media such as broadband. In addition, with the incorporation of the rental and rent-to-own functionality, the Wave System will offer greater merchandising flexibility than is possible using currently available electronic commerce solutions. There can be no assurance that the Wave System will achieve the broad-based acceptance necessary to make the system a viable competitor with currently existing and developing electronic commerce solutions.

International Market

         The Company's technologies are controlled under various United States export control laws and regulations and will require export licenses for certain exports outside of the United States and Canada. The Company has received full export license from the U.S. Department of Commerce for the sale and export of the Company's single-key DES products. The Company has also received an export license for its triple-key data encryption standard products under the provisions of a License Exception KMI, granted by the Bureau of Export Administration of the U.S. Department of Commerce. There can be no assurance that the Company will have patent protection or that it will not infringe patents of third parties in foreign jurisdictions. Because electronic monitoring and the transmission of audited usage and financial information on end users or payment instructions may be subject to varying statutory or regulatory controls in foreign jurisdictions, there can be no assurance that the use of all portions of the Wave System will be permitted in any particular foreign jurisdiction.

Exportable EMBASSY Systems with Strong Cryptography

         Wave Systems formed a strategic alliance in 1998 with HP VerSecure in the development of the trusted client architecture that is the basis of the EMBASSY E-Commerce System. HP VerSecure provides a security management framework for EMBASSY that controls the cryptography functions of the device and application uses of encryption. The primary function of the VerSecure system is to provide a policy management system that enables the EMBASSY hardware to have strong cryptography features that can be selectively enabled or disabled in order to comply with various nations' strength-of-cryptography regulations. This capability is intended to allow PC OEMs to build a single, consistent product which can be shipped worldwide, regardless of local cryptography restrictions.

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

         The Company has been issued three United States patents relating to encryption and to the Company's proprietary WaveMeter(R) and WaveNet(R) technology. The Company also has one patent pending before the United States Patent Office and three corresponding foreign patent applications pending before the European Patent Office (collectively, the "Wave Patents"). The Wave Patents are material to protecting certain of the Company's technology. The Company's rights to the Wave Patent derive from a license, amended and restated in February 1994, from Mr. Peter J. Sprague, Chairman and Chief Executive Officer of the Company, of his rights in the Wave Patents (the "Amended License Agreement"), and several agreements with former officers of the Company regarding their rights in the Wave Patents. The Amended License Agreement provides for royalty payments to be made to Mr. Peter J. Sprague and Dr. John R. Michener, a former officer of the Company, in the aggregate amount of two percent of gross revenues less certain adjustments as defined in the Amended License Agreement. The royalty payment is to be apportioned 75 percent to Mr. Peter J. Sprague and 25 percent to Dr. John R. Michener. Payment of royalties is secured by a security interest in and to the Wave Patents. The Company believes that the agreements as a whole provide it with exclusive rights under the Wave Patents. There can be no assurance that the Company will enjoy exclusive rights to the Wave Patents under such agreements.

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

         The Company also relies on copyright to prevent the unauthorized duplication of its software and hardware products. The Company has and will continue to protect its software and its copyright interest therein through agreements with its consultants. There can be no assurance that the copyright laws will adequately protect the Company's technology.

         The Company has registered trademark and service mark registrations with the United States Patent and Trademark Office for the marks WaveMeter(R) and WaveNet(R), Great Stuff Network, Second Shift (the Wave juggler logo), WaveCommerce, Wave Interactive Network, WINPublish, WINPurchase and CablePC. The Company has submitted trademark registrations for EMBASSY, EMBASSY System and EMBASSY E-Commerce System and intends to apply for additional name and logo marks in the United States and foreign jurisdictions as appropriate. No assurance can be given that federal registration of any of these trademarks in the United States will be granted. The Company has abandoned its prior applications for DataWave, InfoWave, and WaveTrac.

Research and Development

         The Wave System incorporates semiconductor, encryption/decryption, software transaction processing and other technologies in which the Company has made a substantial investment in research and development. The Company expects that it will be required to continue to make substantial investments in the design of the Wave System including EMBASSY, the WaveMeter, WaveNet and software interfaces. For the years ended December 31, 1998, 1997, and 1996, the Company expended approximately $3.5 million, $2.1 million and $3.3 million respectively, on research and development activities (which amounts include the value of stock issued). In addition to its ongoing research and development activities, in July 1997 the Company licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million. From its inception in February 1988 through December 1998, the Company expended approximately $18.3 million on research and development activities.

         The success of the Wave System depends to a large extent on the Company's ability to adapt the Wave System for use with various methods for the distribution of electronic content, the ability of the Wave technology to interface with various platform environments, and the ability of the Wave System to work in many application environments. Incorporation of Aladdin's Hasp technology furthered these efforts and illustrates the adaptive capabilities of the Wave System. The Company believes that a significant portion of its future research and development expenditures will be used to adapt the Wave System accordingly.

         The Company will also continue to expend a significant amount of resources on the development of new iterations of the EMBASSY and the WaveMeter application. The Company believes that by providing various means of linking the EMBASSY to the customer's computer or network, the Company will be more likely to achieve broad acceptance of the Wave System. The Company is currently developing other forms of the EMBASSY to target other market needs.

         Wave is now focusing increased resources on developing the operational infrastructure of the Company. Greater emphasis is placed on developing internal production and fulfillment systems and marketing infrastructure to distribute the Wave System. The Company will also increase the resources available to WaveNet to adapt to changing market requirements. The Company plans to expand WaveNet to handle more end users, to implement more sophisticated pricing methodologies and to add greater financial system flexibility.

Employees

         As of December 31, 1998, the Company employed 80 full-time employees, 38 of whom were involved in sales, marketing and administration and 42 of whom were involved in research and development. As of December 31, 1998, the Company employed 9 full-time consultants, which are reflected in the foregoing figures. The Company believes its employee relations are satisfactory.

Item 2.           Properties

         The Company leases a 10,748 square foot facility for its executive offices and to house the WaveNet installation, administration, and customer support operations in Lee, Massachusetts at a monthly rent of $5,598 with a monthly charge of $2,123 for common costs. The Lee, Massachusetts lease will expire during February 2001. The Company leases offices in New York, New York, at a monthly rent of $7,433. The lease is scheduled to expire in June 1999. The Company leases a 6,400 square foot facility in Princeton, New Jersey at a monthly base rent of $4,214 with a monthly payment for taxes, insurance and maintenance reimbursements and improvements which currently totals approximately $1,653 per month. This lease is scheduled to expire during January 2001. The Company's principal research and development activities are conducted at the Princeton facility. The Company leases a 2,728 square foot facility in San Jose, California for $6,138 per month. The San Jose, California lease will expire during December 2001.

Item 3.           Legal Proceedings

         Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

         On November 9, 1998, the Company held its Annual Meeting of shareholders. At the Annual Meeting, the shareholders voted on the following matters:

         1. The election of six directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified. The previous board was re-elected with the following results:


DIRECTOR                                FOR                      AGAINST
--------                                ---                      -------

Peter J. Sprague                          25,150,986                    307,201

John E. Bagalay, Jr.                      25,144,086                    314,101

Philippe Bertin                           24,994,643                    463,544

George Gilder                             25,151,623                    306,364

John E. McConnaughy, Jr.                  25,150,886                    307,301

Steven Sprague                            25,148,686                    309.501


         2. A proposal to amend the Restated Certificate of Incorporation of the Company to increase the number of Class A Common Stock that the Company is authorized to issue from 50 million to 75 million shares. The proposal passed, with 24,236,103 votes for, 1,079,758 votes against and 151,326 abstentions.

         3. A proposal to amend the Company's 1994 Employee Stock Option Plan to
(i) increase the number of shares of Class A Common Stock reserved for issuance thereunder by 5,000,000 shares, and (ii) increase the maximum number of shares of the Company's Class A Common Stock covered by options that may be granted to any single individual in any fiscal year from 100,000 shares to 500,000 shares. The proposal passed, with 7,859,012 votes for, 1,711,250 votes against and 375,777 abstentions.

         4. A proposal to amend the Company's 1994 Non-Employee Directors Stock Option Plan to (i) increase the number of shares of Class A Common Stock reserved for issuance thereunder by 500,000 shares, and (ii) provide that options issued to non-employee directors under such plan vest on the day following the grant. The proposal passed, with 8,696,127 votes for, 1,571,551 votes against and 447,355 abstentions.

         5. A proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1998. The proposal passed, with 22,532,604 votes for, 44,794 votes against and 502,259 abstentions.


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


                                                                   High             Low
                                                                   ----             ---
Year Ended December 31, 1998
  First Quarter (January 1, 1998-March 31, 1998)                   $1.68           $0.97
  Second Quarter (April 1, 1998-June 30, 1998)                      4.75            1.56
  Third Quarter (July 1, 1998-September 30, 1998)                   4.56            2.25
  Fourth Quarter (October 1, 1998-December 31, 1998)                5.63            2.44


                                                                   High             Low
                                                                   ----             ---
Year Ended December 31, 1997
  First Quarter (January 1, 1997-March 31, 1997)                   $3.00            1.56
  Second Quarter (April 1, 1997-June 30, 1997)                      1.81            1.25
  Third Quarter (July 1, 1997-September 30, 1997)                   2.00            0.94
  Fourth Quarter (October 1, 1997-October 23, 1997)                 1.94            1.06
  Fourth Quarter (October 24, 1997-December 31, 1997)               2.00            0.63


         As of March 5, 1999, there were approximately 394 holders of the Company's Class A Common Stock. As of such date, there were 57 holders of the Company's Class B Common Stock.

         The Company has never declared or paid any cash dividends on its capital stock. The Company currently anticipates that it will retain all future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

         On March 30, 1999 the Company sold 181,818 shares of its Class A Common Stock, at a price of $11.00 per share, in satisfaction of the then outstanding principal amount of $2,000,000 on a note it had issued to Carriage Partners, LLC.

         On March 23, 1999 the Company sold 2,090,954 shares of it Class A Common Stock, at a price of $11.00 per share, for an aggregate purchase price of $23,000,494. The shares were sold to a group of accredited investors pursuant to Regulation D promulgated under the Act. Pacific Growth Equities, Inc.
acted as sole placement agent for the private placement, receiving a commission of approximately $1.2 million.

         On January 26, 1999 the Company issued warrants to purchase 275,000 shares of its Class A Common Stock at an exercise price of $4.00 per share, exercisable until January 26, 2004, (the "Warrants") to one (1) accredited investor. If, over any sixty (60) consecutive day period, the average of the averaged daily high and low prices of the Class A Common Stock, as reported by Bloomberg Information Services, Inc., exceeds seven dollars ($7.00), the Company may force the conversion of the Warrants. The Warrants were issued as consideration for a $2,000,000 promissory note, bearing no interest, due January 26, 2002.

         On March 6, 1998 the Company issued 150,000 shares of newly created Series G Convertible Preferred Stock, par value $.01 ("Series G Convertible Preferred Stock") at a price of $20 per share, for an aggregate purchase price of $3,000,000. The shares were sold to one (1) accredited investor pursuant to Regulation D promulgated under the Act. The Series G Convertible Preferred Stock is convertible into Class A Common Stock, par value $.01 ("Class A Common Stock") at an effective conversion price of the lower of (a) $1.12 and (b) 80% of the average of the five (5) lowest trading prices of the Class A Common Stock during (x) a day on which the Class A Common Stock is traded on The Nasdaq National Market or The Nasdaq SmallCap Market or principal national securities exchange or market on which the Class A Common Stock has been listed, or (y) if the Class A Common Stock is not listed on The Nasdaq National Market or The Nasdaq SmallCap Market or any stock exchange or market, a day on which the Class A Common Stock is traded in the over-the-counter market, as reported by the OTC Bulletin Board, or (z) if the Class A Common Stock is not quoted on the OTC Bulletin Board, a day on which the Class A Common Stock is quoted in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices) ("Trading Days"), as reported by Bloomberg Information Services, Inc. during the ten (10) Trading Days immediately preceding the Conversion Date, as defined in the Certificate of Designation of the Series G Convertible Preferred Stock. In addition to the Series G Convertible Preferred Stock, the Company also issued warrants to purchase a total of 225,000 shares of Class A Common Stock at an exercise price of $1.38 per share, exerciseable until October 9, 2002. As of February 18, 1999, all of the shares of the Series G Convertible Preferred Stock have been converted into Class A Common Stock.

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

Item 6.           Selected Financial Data


                          Statement of Operations Data

                                                                                                            Period from
                                                                                                            February 12,
                                                                                                                1988
                                                                                                            (inception)
                                                                                                              through
                                                      Year ended December 31                                December 31
                         --------------------------------------------------------------------------------   ------------
                              1998             1997            1996            1995             1994            1998
                              ----             ----            ----            ----             ----            ----
Net Revenues             $     10,193     $     10,712     $     1,458     $      -         $              $     22,363
                         ------------     ------------    ------------    ------------     ------------    ------------

Operating expenses:
Selling, general and
 administrative------       9,874,166        7,983,151       5,560,620       4,080,185        2,432,283      37,310,672
Write-off of Goodwill               -          769,886               -               -               -          769,886
Aladdin Technology
 License Expense-----               -        3,889,000               -               -               -        3,889,000
Research and
 development---------       3,508,968        2,146,127       3,309,022       3,324,735        1,761,366      18,254,781
                         ------------     ------------    ------------    ------------     ------------    ------------
                           13,383,134       14,788,164       8,869,642       7,404,920        4,193,649      60,224,339
                         ------------     ------------    ------------    ------------     ------------    ------------
Other income (expense):
Technology License
 Fee-----------------       2,750,000        1,000,000             -               -                -         3,750,000
Technology Warrant Cost    (1,100,000)               -             -               -                -        (1,100,000)
Net interest and other
 income (expense)----       ( 173,003)                         184,369         572,054          (77,852)        331,569
                         ------------     ------------    ------------    ------------     ------------    ------------
                                              (120,342)
Net loss-------------    ( 11,895,944 )    (13,897,794)     (8,683,815)     (6,832,866)      (4,271,501)   ( 57,220,407)
Accrued dividends on
 preferred stock-----         108,863          809,982         199,614          40,600           39,484       1,243,393
                         ------------     ------------    ------------    ------------     ------------    ------------
Assured incremental
 yield---------------         750,000        1,673,000         670,965            -                -         3,093,965
                         ------------     ------------    ------------    ------------     ------------    ------------
Net loss to common
 stockholders--------    $(12,754,807)    $(16,380,776)    $(9,554,394)    $(6,873,466)     $(4,310,985)   $(61,557,765)
                         =============    =============    ============    ===========      ===========   =============
Weighted average
 number of common
 shares outstanding
 during the period---      29,299,844       20,943,748      14,956,584      13,794,373       10,503,621      11,570,172
Loss per common share
                                $(.44)           $(.78)          $(.64)          $(.50)           $(.41)         $(5.32)
                         =============    =============   ============    ============      ===========    ============

                               Balance Sheet Data

                                                             Year ended December 31
                              -------------------------------------------------------------------------------------
                                   1998             1997              1996             1995              1994
                                   ----             ----              ----             ----              ----
Working capital
   (deficiency)---------       $  (3,778,895)      $  (669,041)    $  3,197,519      $  5,458,512    $  12,463,502
Total assets------------           2,057,812         1,678,213        6,237,219         7,754,042       13,766,864
Current liabilities-----           4,840,989         1,949,886          937,163         1,210,778          867,145
Long-term liabilities---                   -           522,124          465,500                 -                -
Series A Cumulative
   Redeemable Preferred
   Stock----------------             493,201           471,601          432,334           390,534          349,934
Series B Cumulative
   Convertible Preferred
   Stock----------------                   -                 -          195,520                 -                -
Series C Cumulative
   Convertible Preferred
   Stock----------------                   -                 -        2,647,742                 -                -
Deficit accumulated during
   the development stage
                                 (57,220,407)      (45,324,463)     (31,426,669)      (22,742,854)     (15,909,988)
                                 ------------      ------------     ------------      ------------     ------------
Total stockholders'
   equity (deficiency)--      $   (3,276,378)    $    (743,274)    $  1,558,960     $   6,152,730     $ 12,549,785
                              ===============    ==============    ============     =============     ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview


                  Wave Systems Corp. ("Wave" or the "Company") is creating a new electronic commerce model for digital information and services based on client-side security, transactions and trust. Since its inception in February of 1988, the Company has devoted substantially all of its efforts and resources to research, feasibility studies, design, development, and market testing of a distributed trust system that enables client based transactions, including the metered usage of electronic content and services (the "Wave System"). Electronic content and services refers to any data, graphic software, video or audio sequence that can be digitally transmitted and/or stored. As its research and development activities matured, the Company was able to devote increased resources to creation of content distribution services, market development and the application of the Wave System to end-user services. During 1998 the Company established relationships with RSA Data Security, NEC Technologies, Inc., Pollex Technology Ltd., Hewlett-Packard Company's VerSecure division, Sun Microsystems, SMSC, ITE, IGST, Sarnoff Corp., Hauppauge Computer Systems and WavePhore. The Company received payments of $1 million and $4 million pursuant to a joint venture agreement with Internet Technology Group, PLC ("ITG"), a United Kingdom company, and has recognized $3.75 million to date as license fees and recorded the net cost to the Company of $1.1 million for an exchange of warrants between the Company and ITG for 1,000,000 shares of common stock in each company which is to occur due to attainment of the final milestones and payment of the final installment of the license fee. From inception through December 31, 1998, the Company has realized only minimal operating revenues, and does not anticipate significant revenues in the near future. There are numerous risks that could adversely affect the Company's efforts to achieve profitability.

Results of Operations

         Years Ended December 31, 1998 and 1997

         For the years ended December 31, 1998 and December 31, 1997 the Company had only minimal operating revenues.

         Selling, general and administrative expenses for the year ended December 31, 1998 were $9,874,166 as compared with $7,983,151 for 1997. The increase in selling, general and administrative expenses was primarily attributable to increased headcount, as well as trade-show related expenses.

         In the third quarter of 1997 the Company wrote off approximately $770,000 of Goodwill recorded for the Win acquisition because the Company was uncertain as to whether the anticipated future operations of the business would be sufficient to justify the carrying value.

         Research and development expenses for the year ended December 31, 1998 were $3,508,968 as compared with $2,146,127 for 1997. The increase in research and development expenses is attributable to increased headcount and consulting-related expenses.

         License fee income for the year ended December 31, 1998 was $2,750,000, as compared with $1,000,000 for 1997. The $2,750,000 for the year ended December 31, 1998 is before a charge of $1.1 million related to the net cost to the Company of a warrant it is obligated to issue to ITG as part of the technology licensing agreement. The $1.1 million charge includes the estimated fair value of the ITG warrant that the Company will receive as part of the warrant exchange. The license fee for both 1998 and 1997 were portions of a $5 million fee paid by ITG to the Company as part of a joint venture agreement under which ITG receives the right to market the Wave technology in European and Middle Eastern markets.

         Net interest expense for the year ended December 31, 1998 was $173,003 as compared with net interest expense of $120,342 for 1997. The increase in interest expense for the year ended December 31, 1998 was primarily attributable to the restated and amended note for Southeast Interactive Technologies Fund I (see Note 5), offset by an increase in interest-bearing assets. Interest income of $55,282 for the year ended December 31, 1997 was attributable to the interest earned on marketable securities purchased with proceeds from the issuance of convertible preferred stock of the Company in May 1996. The Company held no marketable securities at December 31, 1998.

         Due to the reasons set forth above, the Company's net loss was $11,895,944 for the year ended December 31, 1998, as compared with $13,897,794 for 1997.


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

         In the third quarter of 1997 the Company wrote off approximately $770,000 of Goodwill recorded for the Win acquisition because the Company was uncertain as to whether the anticipated future operations of the business would be sufficient to justify the carrying value.

         Research and development expenses for the year ended December 31, 1997 were $2,146,127 as compared with $3,309,022 for 1996. The decrease in research and development expenses is attributable in part to the agreement with Aladdin whereby Wave licensed Aladdin's Hasp technology for a share in content revenues as well as cash and warrants totaling $3,889,600. More generally, the decrease in research and development is attributable to the shift in the focus of the Company from research and development to commercialization and marketing and personnel adjustments consequent thereto.

         In July of 1997, the Company entered into a joint-venture with Internet Technology Group, PLC (ITG), a United Kingdom Internet service provider. Pursuant to the joint venture agreement, the Company will receive a license fee of up to $5 million in exchange for the joint venture's right to market the Wave technology in European and Middle Eastern markets. During the third quarter of 1997, the Company received $1.0 million from the joint-venture representing partial payment of the license fee, with the remaining payment to be made upon the Company's attaining certain milestones related to the number of Wave Meters distributed. The amount received was recorded as deferred license fee income in the third quarter as it was uncertain whether the Company had met the contractual requirements required in order to have earned the first payment. During the fourth quarter of 1997, the Company met these requirements and recorded the $1 million as a license fee. Also, the Company accrued $490,000 in the fourth quarter for expenses related to the Company's obligation to assist the joint-venture in setting up the Wave system in the designated markets. These costs are included in selling, general and administrative expense. Additionally, upon attainment of the final milestones and final cash payment by ITG, ITG and Wave will exchange warrants for 1 million shares of each company.

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

         Due to the reasons set forth above, the Company's net loss was $13,897,794 for the year ended December 31, 1997, as compared with $8,683,815 for 1996.

         Liquidity and Capital Resources

         The Company has experienced net losses and negative cash flow from operations since its inception, and, as of December 31, 1998 had a deficit accumulated during the development stage of approximately $57.2 million. The Company has financed its operations through December 31, 1998 principally through the private placement of Class B Common Stock for an aggregate amount of $6,201,931 (before deduction of expenses incurred in connection therewith), the issuance of $2,873,250 in aggregate principal amount of its 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock), the sale of 3,728,200 shares of its Class A Common Stock in an initial public offering raising approximately $15,711,000 after all expenses, the private placement of 800,000 shares of Class A Common Stock and warrants raising $800,000 (before deduction of expenses incurred in connection therewith), and the private placements of convertible preferred stock for an aggregate amount of $13,350,000 (before deduction of expenses incurred in connection therewith). In addition, the Company has attempted to reduce cash flow requirements by compensating key employees, consultants, suppliers and other vendors with Common Stock and options to purchase Common Stock.

         At December 31, 1998, the Company had approximately $1.1 million in cash and cash equivalents. The Company held no marketable securities at December 31, 1998. At December 31, 1997, the Company had approximately $759,000 in cash and cash equivalents. The Company held no marketable securities at December 31, 1997. The increase in cash and cash equivalents is attributable to cash proceeds of approximately $2.8 million from the issuance of Series G Convertible Preferred Stock, the last two licensing payments of $750,000 and $3.25 million from ITG, and Aladdin Knowledge System's exercise of its warrant for 1 million shares for $2.55 million, less cash used for operating expenses. At December 31, 1998, the Company had working capital deficiency of approximately $3.8 million. In January, 1999 the Company issued a convertible promissory note in aggregate principal amount of $2 million, which was subsequently converted into Class A common stock in March, 1999, following the Company's completion of an additional $23 million private placement with institutional, strategic and accredited investors.


         The Company expects to incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1999 due to minimal revenues associated with initial market entry, continued research and development costs as well as increased sales and marketing expenses associated with market testing and roll-out. However, considering the funds received from the latest common stock offering and the Company's projected operating cash requirements, the Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements through the end of the third quarter of 2000.

         However, as the Company has not yet attained commercial acceptance of its products and has not yet generated any significant operating revenue, considerable uncertainty currently exists with respect to the adequacy of current funds to support the Company's activities. This uncertainty will continue until a positive cash flow from operations can be achieved. Additionally, the Company is uncertain as to the availability of financing from other sources to fund any cash deficiencies.

         In order to reduce this uncertainty, the Company continues to evaluate additional financing options and may therefore elect to raise capital, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued development of the Company's technology, products and services. There can, however, be no assurance that the Company can raise additional financing in the future.

         The Company presently has no material commitments for capital expenditures.

         As of December 31, 1998, the Company had available net operating loss carryforwards for Federal income tax purposes of approximately $47.6 million. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, the Company's net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of the Company occurs within any three-year period. The Company has made no determination concerning whether there has been such a cumulative change in ownership. However, the Company believes that it is likely that such a change in ownership occurred prior to or following the completion of its initial public offering.

Recent Accounting Pronouncements

         In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which the Company adopted effective January 1, 1998, did not impact the consolidated financial statements of the Company.

         In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which the Company adopted effective January 1, 1998, did not impact the Company's consolidated financial statements and footnote disclosures, as the Company operates in one segment

         The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Standards Number 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging, requiring recognition of all derivatives as either assets or liabilities in the statement of financial position measured at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The effects of adopting SFAS 133 is not expected to have a material impact on the Company's financial condition, results of operations or cash flows.

         The AICPA Accounting Standards Executive Committee recently issued Statement of Position ("SOP")98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and is effective for fiscal years beginning after December 15, 1998. The statement also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project can be expensed as incurred. The Company will comply with the provisions of SOP 98-1 in fiscal 1999. The adoption of this SOP is not expected to have a material impact on the Company's financial position or results of operations.

         The AICPA Accounting Standards Executive Committee recently issued SOP 98-5, Reporting on the Costs of Start-Up Activities. This Statement requires that costs incurred during start-up activities, including organization costs, be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998. The Company will comply with the provisions of SOP 98-5 in fiscal 1999. The adoption of this SOP is expected to have no impact on the Company's financial position or results of operations.

Impact of Year 2000 Issue

         The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         The Company made an assessment, with regard to whether its own internal information systems are Year 2000 compliant. Since January 1998, in addition to updating employee computers and workstations, the Company has upgraded various accounting, telecommunications, customer care systems and transaction systems at an aggregate cost of approximately $400,000, with systems that are warranted by the vendors to be Year 2000 compliant. To the extent the Company purchases additional systems, the Company requires that such systems are warranted by the vendors to be Year 2000 compliant. The Company continues to seek assurances from its existing vendors whose systems are not warranted to be Year 2000 compliant that such systems will be Year 2000 compliant. The Company employs a manager of management information systems, whose responsibilities include oversight of Year 2000 compliance. The Company does not separately track the internal costs incurred for Year 2000 projects, which are principally the related payroll costs for its information systems personnel. Although the Company does not believe that any additional Year 2000 compliance-related costs will be significant, there can be no assurance that costs incurred to address unanticipated issues would not have a material adverse effect on the Company's business, operating results and financial conditions. Any failure of third-party equipment or software comprising any part of the Company's systems to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address associated problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company believes, based on an internal assessment, that the current versions of its software products are Year 2000 compliant. The Company has no plan to ascertain whether the internal systems and products of its potential future customers are Year 2000 compliant. The Company may in the future be subject to claims based on Year 2000 problems in others' products or issues arising from the integration of multiple products within an overall system. Although the Company has not been involved in any litigation or proceeding to date involving its products or services related to Year 2000 issues, there can be no assurance that the Company will not in the future be required to defend its products or services or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any liabilities of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company does not have any specific contingency plans if any Year 2000 problems develop with respect to the Company's embedded systems or systems acquired from vendors. Contingency plans will be developed if the Company identifies instances of non-compliance and such noncompliance is expected to have a material adverse impact on the Company's operations. The cost of developing and implementing such plans may itself be material.

         Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to replace or remedy their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company. The Company does not believe that there is any practical way to ascertain the extent of, and has no plan to address problems associated with such a reduction in purchasing resources of its customers. Any such reduction could, however, result in a material adverse effect on the Company's business, operating results and financial condition. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without significant additional costs.


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

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

         Not Applicable.

                                    PART III


Item 10.          Directors and Executive Officers of the Registrant


Directors of the Registrant

                                               Business Experience and Principal Occupation or
                                             Employment During Past 5 Years; Positions held with    Director
Name                           Age                      Company; Other Directorships                  Since
----                           ---         -------------------------------------------------------  --------
Peter J. Sprague(1)(4)         59          Chairman of the Company since 1988 and Chief Executive     1988
                                           Officer of the Company since July 1991; Chairman of
                                           National Semiconductor Corporation from 1965 until May
                                           1995; Director of EnLighten Software, Inc. and Imagek,
                                           Inc.; Trustee of the Strang Clinic; Member of Academy
                                           of Distinguished Entrepreneurs, Babson College.

John E. Bagalay, Jr.,          65          Senior Advisor to Chancellor, Boston University from       1993
Ph.D.(1)(2)(4)                             January 1998; Managing Director of Community Technology
                                           Fund, a venture capital affiliate of Boston University,
                                           from September 1989 until January 1, 1998; Chief
                                           Operating Officer, Chief Financial Officer and Director
                                           of Eurus Technologies, inc. since January 15, 1999;
                                           General Counsel of Lower Colorado River Authority from
                                           October 1984 to September 1988; former General Counsel
                                           of Texas Commerce Bancshares, Inc. and Houston First
                                           Financial Group; Director of Seragen, Inc., Cytogen,
                                           Inc., AES, Inc. and several privately-held
                                           corporations; President and CEO of Cytogen Corporation
                                           from January 1998, CFO since October 1997; Managing
                                           Director of Boston University Venture Capital Fund from
                                           1989-1997.

Philippe Bertin(3)             49          Manager of Financiere Wagram Poncelet (direct marketing;   1993
                                           media) since December 1991; Manager of Midial S.A.
                                           (consumer goods) from 1984 until 1991; Manager of
                                           FINOVELEC since October 1997.

George Gilder(4)               59          Chairman of the Executive Committee of the Company since   1993
                                           1996; Senior Fellow at the Discovery Institute in
                                           Seattle, Washington; author of nine books, including
                                           Life After Television, Microcosm, The Spirit of
                                           Enterprise and Wealth and Poverty; contributing editor
                                           to Forbes Magazine; Director and President of Gilder
                                           Technology Group, Inc. (publisher of monthly technology
                                           reports); former chairman of the Lehrman Institute
                                           Economic Roundtable; former Program Director for the
                                           Manhattan Institute; recipient of White House award for
                                           Entrepreneurial Excellence from President Reagan.


John E. McConnaughy,           69          Chairman and Chief Executive Officer of JEMC Corporation   1988
Jr. (1)(2)(3)(4)                           (private investments); Chairman and Chief Executive
                                           Officer of Peabody International Corporation (an
                                           environmental services company) from 1969 through 1985;
                                           Chairman and Chief Executive Officer of GEO
                                           International Corporation (a nondestructive testing,
                                           screen printing and oil field services company which was
                                           spun off from






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

Steven Sprague                 34          President and Chief Operating Officer of the Company       1997
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

-------------------
(1) Member of Nominating Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.
(4) Member of Executive Committee.

Involvement in Certain Legal Proceedings

         Mr. McConnaughy is the Chairman of the Board of the Excellence Group, LLC, which filed a petition for bankruptcy under Chapter 11 on January 13, 1999. The Excellence Group's subsidiaries produced labels for a variety of customers.

Executive Officers of the Registrant

         The executive officers of the Company are Mr. Peter J. Sprague, Chairman and Chief Executive Officer, Mr. Steven Sprague, President and Chief Operating Officer and Mr. Gerard T. Feeney, Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary.

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

         Based solely upon a review of the copies of such forms furnished to the Company and, in certain cases, written representations that no Form 5 filings were required, the Company believes that, with respect to the 1998 fiscal year, all required Section 16(a) filings were made, except that Mr. Gerard T.
Feeney filed his Forms 3 and 5 late.

Item 11.          Executive Compensation

         Summary Compensation Table

         The following table sets forth information with respect to the compensation paid or awarded by the Company to the Chief Executive Officer and the other executive officers whose cash compensation exceeded $100,000. (collectively, the "Named Executive Officers") for services rendered in all capacities during 1996, 1997 and 1998.

                                                                                                  Long-Term
                                                                                             Compensation Awards
                                                                                             -------------------
                                                       Annual Compensation                    Number of Shares
                                                       -------------------
Name and Principal Position             Year         Salary($)         Bonus($)              Underlying Options(#)
---------------------------             ----         ---------         --------              ---------------------
Peter J. Sprague(1)                     1998        $ 182,917         $ 150,000                     895,395
   Chairman and Chief                   1997        $ 160,000         $ 100,000                      10,000
   Executive Officer                    1996        $ 160,000         $  50,000                       -0-

Steven Sprague(2)                       1998        $ 177,500         $ 150,000                     954,505
   President and                        1997        $ 150,000         $ 117,500                       -0-
   Chief Operating Officer              1996        $ 131,666         $     -0-                     150,000

Gerard T. Feeney(3)                     1998        $  90,359                                       450,000
   Senior Vice President, Chief                                       $  65,000
   Financial Officer and
  Secretary


-------------------
(1) Mr. Peter Sprague received a bonus of $150,000 for 1998; $75,000 was received in cash and $75,000 was applied to reduce his debt to the Company (see Item 13).

(2) Mr. Steven Sprague was elected President and Chief Operating Officer on May 23, 1996 and was not previously an executive officer during 1996. Prior to that, Mr. Steven Sprague was Vice President of Operations of the Company from April 1994 to June 1995 and employee of the Company in the areas of operations and strategic planning from November 1992 to April 1994.

(3) Mr. Gerard T. Feeney was hired as Senior Vice President, Finance and Administration and Chief Financial Officer on June 8, 1998 and was elected Secretary on February 25, 1999.

         Option Grants Table

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1998 by the Company to the Named Executive Officers.

                                                                                     Potential Realizable Value
                           Number of      % of Total                                 at Assumed Annual Rates of
                            Shares         Options                                  Stock Price Appreciation For
                          Underlying     Granted to      Exercise                          Option Term (1)
                           Options        Employees       Price      Expiration     -----------------------------
Name                      Granted (#)    Fiscal Year    ($/Share)       Date          5% ($)          10% ($)
----                      -----------    -----------    ---------   ------------      ------          -------
Peter J. Sprague (2)        300,000          5.7%        $ 1.15        2/6/08         216,900        548,400
                             50,005          0.1           1.10       3/11/08          37,854         74,657
                            545,500         10.4           3.66       5/20/08       1,990,529      4,347,090
Steven Sprague (3)          193,200          3.7           1.15        2/6/08         139,684        353,170
                            250,005          4.8           1.10       3/11/98         189,254        373,257
                            511,300          9.7           3.66       5/20/08       1,865,734      4,074,550
Gerard T. Feeney            450,000          8.6           3.50        6/8/08       1,265,400      2,941,200

-------------------

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

(2)  Includes an aggregate of 300,000 options repriced on February 6, 1998.

(3)  Includes an aggregate of 193,200 options repriced on February 6, 1998.



         Fiscal Year End Option Value Table

         The following table sets forth information regarding the aggregate number and value of options held by the Named Executive Officers as at December 31, 1998, and the aggregate number and value of options exercised by the Named Executive Officers during 1998.

                                                               Number of Shares                   Value of Unexercised
                       Shares Acquired                   Underlying Unexercised Options            In-The-Money Options
                         on Exercise    Value Received      at December 31, 1998(#)             at December 31, 1998($)(1)
                         -----------    --------------   ------------------------------       ------------------------------
Name                                                     Exercisable       Unexercisable       Exercisable     Unexercisable
----                                                     -----------       -------------       -----------     -------------
Peter J. Sprague             - 0 -          - 0 -           31,995            895,505          $ 67 ,715       $  933,848
Steven Sprague               - 0 -          - 0 -            1,995            954,505              5,245        1,181,261
Gerard T. Feeney             - 0 -          - 0 -            - 0 -            450,000               - 0 -          98,550

-------------------

(1) The last reported bid price for the Company's Class A Common Stock on the OTC Bulletin Board on December 31, 1998 was $3.719 per share. Value is calculated on the basis of the difference between the respective option exercise prices and $3.719, multiplied by the number of shares of common stock underlying the respective options.

         Compensation of Directors

         Directors presently receive no cash compensation for serving on the Board of Directors. Under the Company's Non-Employee Directors Stock Option Plan, each director who is not an employee of the Company receives an annual grant of options to purchase 20,000 shares of Class A Common Stock at fair market value. The options are granted upon re-election after the annual meeting of the stockholders and vest the day following the grant. Options terminate upon the earliest to occur of (i) subject to (ii) below, three months after the optionee ceases to be a director of the Company, (ii) one year after the death or disability of the optionee, and (iii) ten years after the date of grant. If there is a change of control of the Company, all outstanding stock options will become immediately exercisable.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information concerning the beneficial ownership of the Company's Class A and Class B Common Stock as of March 5, 1999 (except as otherwise noted) by (i) each stockholder who is known by the Company to own beneficially more than five percent of the outstanding Class A or Class B Common Stock, (ii) each director of the Company, (iii) each of the executive officers of the Company named in the Summary Compensation Table above, and (iv) all directors and executive officers of the Company as a group. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of the Company. Holders of Class B Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, except that holders of Class B Common Stock will have five votes per share in cases where one or more directors are nominated for election by persons other than the Company's Board of Directors and where there is a vote on any merger, consolidation or other similar transaction which is not recommended by the Company's Board of Directors. In addition, holders of Class B Common Stock will have five votes per share on all matters submitted to a vote of the stockholders in the event that any person or group of persons acquires beneficial ownership of 20% or more of the outstanding voting securities of the Company. Shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis at the option of the holder.

                                                                                                     Percent
                                                                                                     of All
                                    Number of Shares                Number of Shares    Percent    Outstanding
                                   of Class A Common  Percent of   of Class B Common      of         Common
Beneficial Owner(1)                  Stock Owned(2)      Class        Stock Owned        Class       Stock(3)
-------------------                -----------------  ----------   -----------------    -------    -----------
Peter J. Sprague(4)                    364,486            1.2          1,372,899          49.5         5.4
Steven Sprague(5)                      332,163            1.1            189,659           6.8         1.6
John E. Bagalay, Jr.(6)                 38,000             *                   0           *           *
Philippe Bertin(7)                      38,000             *                   0           *           *
George Gilder(8)                        67,333             *               2,000           *           *
John E. McConnaughy, Jr.(9)             38,000             *             335,000          12.1         1.5
Aladdin Knowledge Sys. (10)          2,531,307            8.0                  0           *           7.3
Gerard T. Feeney                             0             *                   0           *           *
All executive officers and
directors as a group
(7 persons)(11)                        877,982            2.9          1,899,558          68.6         8.5

-------------------
*Less than one percent.

(1) Each individual or entity has sole voting and investment power, except as otherwise indicated.
(2) Does not include shares of Class A Common Stock issuable upon the conversion of Class B Common Stock.
(3) In circumstances where the Class B Common Stock has five votes per share, the percentages of total voting power would be as follows: Peter J. Sprague, 16.8%; Steven Sprague, 3.0%; John E. Bagalay, Jr., less than 1%; Philippe Bertin, less than 1%; George Gilder, less than 1%; John E. McConnaughy, Jr., 4.0%; Aladdin Knowledge Systems, 5.9%; and all Executive Officers and Directors as a group, 24.1%.
(4) Includes 330,496 shares which are subject to options presently exercisable or exercisable within 60 days. Also includes 320,000 shares held in trust for the benefit of Mr. Sprague's adult children, and for which Mr. Sprague is a trustee.
(5) Includes 320,163 shares which are subject to options presently exercisable or exercisable within 60 days. Also includes 37,102 shares held in trust for the benefit of Mr. Sprague's family, and for which Mr. Sprague is a trustee.
(6) Includes 34,000 shares which are subject to options presently exercisable or exercisable within 60 days.
(7) Includes 34,000 shares which are subject to options presently exercisable or exercisable within 60 days.
(8) Includes 67,333 shares which are subject to options presently exercisable or exercisable within 60 days.
(9) Includes 34,000 shares which are subject to options presently exercisable or exercisable within 60 days.
(10) Includes 2,531,307 shares which are subject to warrants presently exercisable or exercisable within 60 days.
(11) Includes 681,043 shares which are subject to options presently exercisable or exercisable within 60 days.


Item 13.          Certain Relationships and Related Transactions

Note Receivable from Director/Officer

         On November 16, 1992, the Company made a personal loan to Mr. Peter J. Sprague, Chairman and Chief Executive Officer of the Company, as evidenced by a note for $150,000, which sum was due and payable to the Company on January 16, 1993 and which bore interest at the rate of ten percent (10%) per annum. On the due date, the note was canceled and the total amount owed was "rolled-over" into a subsequent note, dated May 12, 1993 for $150,000, plus accrued interest. The note is due on demand by the Company and accrues interest at the rate of 10% per annum. On April 22, 1993, the Company made an additional loan to Mr. Peter Sprague for $23,175 as evidenced by a subsequent note, which is due on demand by the Company and which bears interest at a rate of 10% per annum. All of these loans were made to Mr. Sprague for personal reasons. As part of Mr. Sprague's $150,000 bonus for 1998, $75,000 was applied against his indebtedness to the Company. As of December 31, 1998, Mr. Sprague's aggregate indebtedness (including accrued interest) to the Company under the notes totaled $149,342. No demand has been made as of the date hereof. The notes are secured by a pledge of 67,000 shares of Class B Common Stock.

Compensation to Steven Sprague

         Steven Sprague received aggregate compensation of $327,500, $267,500 and $131,666 for services rendered to the Company in 1998, 1997 and 1996, respectively. Steven Sprague is the son of Mr. Peter J. Sprague, the Chairman and Chief Executive Officer of the Company.

Compensation to Michael Sprague

         Michael Sprague received aggregate compensation of $112,500 and $27,500 for services rendered to the Company in 1998 and 1997, respectively. Michael Sprague is the son of Mr. Peter J. Sprague, the Chairman and Chief Executive Officer of the Company.

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

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

(a) (1) Financial Statements:

                           Consolidated Financial Statements
                           December 31, 1998 and 1997
                           (With Independent Auditors' Report Thereon)

                                                                                             Page(s)

Index to Consolidated Financial Statements                                                     F-1
Independent Auditors' Report                                                                   F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997                                   F-3
Consolidated Statements of Operations for each of the years
   ended December 31, 1998, 1997 and 1996 and
   for the period from February 12, 1988 (inception) through December 31, 1998                 F-4
Consolidated Statements of Stockholders' Equity (Deficiency) for
   each of the years ended December 31, 1998, 1997 and 1996 and for the period from February 12, 1988 (inception) through December 31, 1998
F-5 Consolidated Statements of Cash Flows for each of the years ended
   December 31, 1998, 1997 and 1996 and for the period from
   February 12, 1988 (inception) through December 31, 1998                                    F-10
Notes to Consolidated Financial Statements                                                    F-12


(a) (2) Financial Statement Schedules:
   All schedules have been omitted since they are either not required or not applicable.


(a) (3)  Exhibits:


Exhibit No.                                          Description of Exhibit
------------------------------------------------------------------------------------------------------------------------------------
         3.1           --       Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)
         3.2           --       Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Registration
                                Statement on Form S-1, File No. 33-75286)
         4.1           --       Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of the
                                Registrant's Registration Statement on Form S-1, File No. 33-75286)
         4.2           --       Form of Representative's Warrant Agreement, including the form of Representative's Warrant
                                (incorporated by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-1,
                                File No. 33-75286)
         4.3           --       Certificate of Designation of Series B Preferred Stock of Wave Systems Corp. as filed with the
                                Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of the
                                Registrant's Current Report on Form 8-K filed on May 30, 1996, File No. 0-24752)
         4.4           --       Certificate of Designation of Series C Convertible Preferred Stock of Wave Systems Corp. as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on January 8, 1997, File No. 0-24752)
         4.5           --       Certificate of Designation of Series D Convertible Preferred Stock of Wave Systems Corp. as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on June 3, 1997, File No. 0-24752)





         4.6           --       Certificate of Designation of Series F Convertible Preferred Stock of Wave Systems Corp. as filed with the Delaware Secretary of State on October 9, 1997 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on October 15, 1997, File No. 0-24752)
         4.7           --       Certificate of Designation of Series G Convertible Preferred Stock of Wave Systems Corp. as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 19, 1998, File No. 0-24752)
         +10.1         --       Joint Technology Development Agreement, dated as of May 1, 1992, between The Titan Corporation and
                                Cryptologics International, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's
                                Registration Statement on Form S-1, File No. 33-75286)
         +10.2         --       License and Cross-License Agreement, dated as of May 1, 1992, between The Titan Corporation and
                                Cryptologics International, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's
                                Registration Statement on Form S-1, File No. 33-75286)
         10.3          --       Amendment to License and Cross-License Agreement, dated as of August 27, 1993, between The Titan
                                Corporation and Wave Systems Corp. (incorporated by reference to Exhibit 10.4 of the Registrant's
                                Registration Statement on Form S-1, File No. 33-75286)
         10.4          --       Amended and Restated License Agreement, dated February 14, 1994, by and among Wave Systems Corp.,
                                Peter J. Sprague and John R. Michener (incorporated by reference to Exhibit 10.5 of the
                                Registrant's Registration Statement on Form S-1, File No. 33-75286)
         +10.5         --       Wave Systems Corp. 1994 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the
                                Registrant's Registration Statement on Form S-1, File No. 33-75286)
         +10.6         --       Wave Systems Corp. Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit
                                10.7 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)
         10.7          --       Regulation S Securities Subscription Agreement, dated as of May 29, 1996 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on May 30, 1996, File No.
                                0-24752)
         10.8          --       Purchase Agreement between Wave Systems Corp. and JNC Opportunity Fund Ltd., dated as of December
                                27, 1996 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K
                                filed on January 8, 1997, File No. 0-24752)
         10.9          --       Registration Rights Agreement between Wave Systems Corp. and JNC Opportunity Fund Ltd., dated as of
                                December 27, 1996 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on
                                Form 8-K filed on January 8, 1997, File No. 0-24752)
         10.10         --       Purchase Agreement between Wave Systems Corp. and JNC Opportunity Fund Ltd., dated as of May 30,
                                1997 (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 3, 1997, File No. 0-24752)
         10.11         --       Registration Rights Agreement between Wave Systems Corp. and JNC Opportunity Fund Ltd., dated as of
                                May 30, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form
                                8-K filed on June 30, 1997, File No. 0-24752)
         10.12         --       Purchase Agreement between Wave Systems Corp. and Combination, Inc., dated as of October 9, 1997
                                (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on
                                October 15, 1997, File No. 0-24752)
         10.13         --       Registration Rights Agreement between Wave Systems Corp. and Combination Inc., dated as of October
                                9, 1997 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K
                                filed on October 15, 1997, File No. 0-24752)





         10.14         --       Purchase Agreement between Wave Systems Corp. and Combination Inc., dated as of March 6, 1998
                                (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on
                                March 19, 1998, File No. 0-24752)
         10.15         --       Registration Rights Agreement between Wave Systems Corp. and Combination Inc., dated as of March 6,
                                1998 (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on March 19, 1998, File No. 0-24752)
         10.16         --       Addendum to License and Cross-License Agreement, dated February 28, 1997, between The Titan
                                Corporation and Wave Systems Corp. (incorporated by reference to Exhibit 10.10 of the Registrant's
                                Current Report on Form 10-K filed on March 24, 1997, file No. 0-24752).
         10.17         --       Convertible Promissory Note, dated January 26, 1999, between Carriage Partners, LLC and Wave
                                Systems Corp.
         +10.18        --       Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave Systems Corp.
         +10.19        --       Employment Contract, dated November 10, 1998, between Steven Sprague and Wave Systems Corp.
         23.1          --       Consent of Independent Auditors - KPMG Peat Marwick LLP
         27            --       Financial Data Schedule

-------------------
+Confidential treatment has been granted as to portions of this exhibit. +Management contract or compensatory plan.

    (b) The Company filed a Form 8-K on March 19, 1998 in connection with the sale of its Series G Convertible Preferred Stock to Combination Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1999
                                                     WAVE SYSTEMS CORP.

                                        By:    /s/ Peter J. Sprague
                                           ------------------------
                                        Name:  Peter J. Sprague
                                        Title: Chairman, Chief Executive Officer


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

           Signature                                      Title                                      Date
           ---------                                      -----                                      ----

  /s/ Peter J. Sprague
-----------------------------
Peter J. Sprague                            Chairman and Chief Executive Officer                March 31, 1999


  /s/ Steven Sprague
-----------------------------
Steven Sprague                              President, Chief Operating Officer and              March 31, 1999
                                                       Director

  /s/ John E. Bagalay, Jr.
-----------------------------
John E. Bagalay, Jr.                                   Director                                 March 31, 1999

  /s/ Philippe Bertin
-----------------------------
Philippe Bertin                                        Director                                 March 31, 1999

  /s/ George Gilder
-----------------------------
George Gilder                                          Director                                 March 31, 1999

  /s/ John E. McConnaughy, Jr.
-----------------------------
John E. McConnaughy, Jr.                               Director                                 March 31, 1999

  /s/ Gerard T. Feeney
-----------------------------
Gerard T. Feeney                            Senior Vice President, Finance                      March 31, 1999
                                             and Administration, Chief Financial
                                             Officer and Secretary  (Principal
                                             Financial Officer and Duly Authorized
                                             Officer of the Registrant

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                   Index to Consolidated Financial Statements


                                                                                                Page(s)
                                                                                                -------

Independent Auditors' Report                                                                     F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                                     F-3

Consolidated Statements of Operations for each of the years ended December 31,
   1998, 1997 and 1996 and for the period from February 12,
   1988 (inception) through December 31, 1998                                                    F-4

Consolidated Statements of Stockholders' Equity (Deficiency) for each of the years ended December 31, 1998, 1997 and 1996 and for the period from
   February 12, 1988 (inception) through December 31, 1998                                       F-5

Consolidated Statements of Cash Flows for each of the years ended December 31,
   1998, 1997 and 1996 and for the period from
   February 12, 1988 (inception) through December 31, 1998                                      F-10

Notes to Consolidated Financial Statements                                                      F-12

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 and for the period from February 12, 1988 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles.


                                                       /s/ KPMG PEAT MARWICK LLP




Boston, Massachusetts
March 26, 1999

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997


         Assets
                                                                                        1998             1997
                                                                                        ----             ----
Current assets:
   Cash and cash equivalents                                                         $  1,057,094     $    758,721
   Prepaid expenses and other receivables                                                   5,000            -
                                                                                     ------------     ------------

         Total current assets                                                           1,062,094          758,721


Property and equipment, net                                                               888,261          849,276
Other assets                                                                              107,457           70,216
                                                                                     ------------     ------------

                                                                                        2,057,812        1,678,213
                                                                                     ============     ============


         Liabilities and Stockholders' equity (deficiency)

Current liabilities:
   Accounts payable and accrued expenses                                                3,029,158        1,427,762
   Deferred license fee                                                                 1,250,000
                                                                                                             -
   Note payable                                                                           561,831          522,124
                                                                                     ------------     ------------

         Total current liabilities                                                      4,840,989        1,949,886
                                                                                     ------------     ------------

Series A Cumulative Redeemable Preferred Stock, $.01 par value.
   360 shares issued and outstanding in 1998 and 1997; involuntary
   liquidation value, $493,201                                                            493,201          471,601
                                                                                          -------          -------

Stockholders' Equity (deficiency):
   Series G Convertible Preferred stock, $.01 par value. 150,000 shares
     authorized and 20,000 outstanding in 1998                                            347,812            -
   Common stock, $.01 par value.  Authorized 75,000,000 shares as Class A;
     issued and outstanding 28,402,149 in 1998 and 22,874,639 in 1997                     284,022          228,747
   Common stock, $.01 par value.  Authorized 13,000,000 shares as Class B;
      issued and outstanding 3,140,665 in 1998 and 4,421,953 in 1997                       31,407           44,220
   Capital in excess of par value                                                      53,430,130       44,520,246
   Deficit accumulated during the development stage                                   (57,220,407)     (45,324,463)
   Less:  Note receivable from stockholder, including accrued interest
     of $101,167 in 1998 and $88,849 in 1997                                             (149,342)        (212,024)
                                                                                     -------------    -------------

         Total stockholders' deficiency                                                (3,276,378)        (743,274)
                                                                                     -------------    -------------

Commitments and contingencies

                                                                                     $  2,057,812     $  1,678,213
                                                                                      ===========     ============

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                      Consolidated Statements of Operations

                Years ended December 31, 1998, 1997 and 1996 and period from February 12, 1988 (date of inception)
                            through December 31, 1998


                                                                                                      Period from
                                                                                                   February 12, 1988
                                                                                                  (date of inception)
                                                                                                        through
                                                                                                      December 31,
                                                          1998              1997             1996         1998
                                                          ----              ----             ----         ----

Net revenue                                       $     10,193      $     10,712     $      1,458    $     22,363
                                                  ------------      ------------     ------------     -----------

Operating expenses:
   Selling, general and administrative               9,874,166         7,983,151        5,560,620      37,310,672
   Write-off of goodwill                                    -            769,886               -          769,886
   Aladdin license and in process
     research and development expense                       -          3,889,000               -        3,889,000
   Research and development                          3,508,968         2,146,127        3,309,022      18,254,781
                                                    ----------       -----------      -----------      ----------

                                                    13,383,134        14,788,164        8,869,642      60,224,339
                                                    ----------       -----------      -----------      ----------

Other income (expense):
   License fee                                       2,750,000         1,000,000               -        3,750,000
   License warrant cost                             (1,100,000)                -                       (1,100,000)
   Interest income                                     111,009            55,282         194,766        1,169,341
   Interest expense                                   (284,012)         (175,624)        (10,397)        (850,492)
   Other Income                                             -                 -                -           12,720
                                                    ----------      ------------     -----------      -----------

                                                     1,476,997           879,658         184,369        2,981,569
                                                    ----------      ------------     -----------      -----------

          Net loss                                 (11,895,944)      (13,897,794)     (8,683,815)     (57,220,407)

Accrued dividends on preferred stock
   (including accretion of assured incremental
   yield on preferred stock of $750,000 in
   1998, $1,673,000 in 1997 and 620,965 in 1996)       858,863         2,482,982         870,579        4,337,358
                                                     ---------      ------------     -----------      -----------

          Net loss to common stockholders         $(12,754,807)     $(16,380,776)    $(9,554,394)    $(61,557,765)
                                                   ============     ============     ===========      ===========

Weighted average number of common
   shares outstanding during the period             29,299,844        20,943,748      14,956,584       11,570,172
Loss per common share                             $       (.44)    $        (.78)    $      (.64)    $      (5.32)
                                                   ===========      ============      ==========      ===========

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)

     Period from February 12, 1988 (date of inception) to December 31, 1998



                                                             Class A                Class B            Capital
                                                          common stock           common stock       in excess of
                                                       Shares       Amount     Shares     Amount      par value
                                                       ------       ------     ------     ------      ---------

Shares issued to founders at $.003 per share              -          $  -    4,680,000  $ 46,800      $(31,200)
Shares issued at $1.25 per share, net of expenses of
   $36,574 from September through November 1988           -             -      300,000     3,000       335,426
Net loss for period ended December 31, 1988               -             -           -         -             -
                                                         ---          ----   ---------   -------      --------

Balance at December 31, 1988                              -             -    4,980,000    49,800       304,226

Shares issued at $1.25 per share, net of expenses of
   $68,750, from January through December 1989            -             -      270,000     2,700       266,050
Shares issued at $1.25 per share in July 1989 as
   compensation for services rendered                     -             -        1,920        19         2,400
Shares issued by principal stockholders at $1.25
   per share in December 1989 as compensation
   for services rendered                                  -             -           -         -        374,000
Net loss for year ended December 31, 1989                 -             -           -         -             -
                                                         ---          ----   ---------   -------      --------

Balance at December 31, 1989                              -             -    5,251,920    52,519       946,657

Shares issued by principal stockholder at $1.25
   per share in March 1990 as compensation for
   services rendered                                      -             -           -         -         56,250
Shares issued by principal stockholder at   $.50 per
   share in March 1990 as compensation for
   services rendered                                      -             -           -         -         60,000
Shares issued at $1.67 per share in May 1990 as
   compensation for services rendered                     -             -        6,000        60        10,000
Shares issued at $1.67 per share, net of expenses of
   $5,000 in March, April, November and December 1990     -             -      390,000     3,900       641,100
Net loss for year ended December 31, 1990                 -             -           -         -             -
                                                         ---          ----   ---------   -------      --------

Balance at December 31, 1990                              -             -    5,647,920    56,479     1,713,947

Shares issued at $1.67 per share from March
   through November 1991                                  -             -      315,000     3,150       521,850
Shares issued at $1.67 per share in November
   1991 as compensation for services rendered             -             -       19,800       198        32,802
Net loss for year ended December 31, 1991                 -             -           -         -             -
                                                         ---          ----   ---------   -------      --------

Balance at December 31, 1991 (carried forward)            -             -    5,982,720    59,827     2,268,599


                                                         Deficit
                                                       accumulated                          Note
                                                        during the                        receivable
                                                       development       Deferred           from
                                                          stage        compensation      stockholder       Total
                                                          -----        ------------      -----------       -----

Shares issued to founders at $.003 per share                 $ -           $ -              $ -         $  15,600
Shares issued at $1.25 per share, net of expenses of
   $36,574 from September through November 1988                -             -                -           338,426
Net loss for period ended December 31, 1988              (326,832)           -                -          (326,832)
                                                       ----------          ----              ----       ---------

Balance at December 31, 1988                             (326,832)           -                -            27,194

Shares issued at $1.25 per share, net of expenses of
   $68,750, from January through December 1989                 -             -                -           268,750
Shares issued at $1.25 per share in July 1989 as
   compensation for services rendered                       2,381            -                -             2,400
Shares issued by principal stockholders at $1.25
   per share in December 1989 as compensation
   for services rendered                                       -             -                -           374,000
Net loss for year ended December 31, 1989                (982,186)           -                -          (982,186)
                                                       ----------          ----              ----       ---------

Balance at December 31, 1989                           (1,309,018)           -                -          (309,842)

Shares issued by principal stockholder at $1.25
   per share in March 1990 as compensation for
   services rendered                                           -             -                -            56,250
Shares issued by principal stockholder at   $.50 per
   share in March 1990 as compensation for
   services rendered                                           -             -                -            60,000
Shares issued at $1.67 per share in May 1990 as
   compensation for services rendered                       9,940            -                -            10,000
Shares issued at $1.67 per share, net of expenses of
   $5,000 in March, April, November and December 1990          -             -                -           645,000
Net loss for year ended December 31, 1990              (1,178,129)           -                -        (1,178,129)
                                                       ----------          ----              ----       ---------

Balance at December 31, 1990                           (2,487,147)           -                -          (716,721)

Shares issued at $1.67 per share from March
   through November 1991                                       -             -                -           525,000
Shares issued at $1.67 per share in November
   1991 as compensation for services rendered                  -             -                -            33,000
Net loss for year ended December 31, 1991              (1,009,368)           -                -        (1,009,368)
                                                       ----------          ----              ----       ---------

Balance at December 31, 1991 (carried forward)         (3,496,515)           -                -        (1,168,089)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) - (Continued)


                                                                                                                         Deficit
                                                                                                                       accumulated
                                                                  Class A                Class B            Capital     during the
                                                               common stock           common stock       in excess of   development
                                                            Shares       Amount     Shares     Amount      par value       stage
                                                            ------       ------     ------     ------      ---------       -----

Balance at December 31, 1991 (brought forward)                 -             -    5,982,720     59,827     2,268,599    (3,496,515)

Shares issued at $1.67 per share from January through
  October 1992                                                 -             -      708,000      7,080     1,172,920            -
Shares issued at $1.67 per share in May 1992 in connection
   with License and Cross-License Agreement                    -             -      674,976      6,750     1,118,210            -
Shares issued at $1.67 per share in May 1992 as
   compensation for services rendered                          -             -       18,000        180        29,820       30,000
Shares issued at $2.50 per share in May and November
   1992 as compensation for services rendered                  -             -      771,000      7,710     1,919,790            -
Shares issued at $2.50 per share, net of expenses
   of $7,500, in November and December 1992                    -             -      323,001      3,230       796,773            -
Shares issued by principal stockholder in
   December 1992 at $2.50 per share as
   compensation for services rendered                          -             -            -          -        75,000       75,000
Shares canceled in October and December 1992                   -             -      (75,000)      (750)          750            -
Issuance of stock options at $.003 exercise price
   per share in June 1992                                      -             -           -          -        798,400            -
Amortization of deferred compensation                          -             -           -          -             -        155,455
Accrued dividends on preferred stock                           -             -           -          -         (6,383)       (6,383)
Note received from stockholder and accrual of
   interest thereon                                            -             -           -          -             -             -
Net loss for year ended December 31, 1992                      -             -           -          -             -     (4,182,638)
                                                              ---           ---         ---        ---           ---     ---------

Balance at December 31, 1992 (carried forward)                 -             -    8,402,697     84,027     8,173,879    (7,679,153)


                                                                                  Note
                                                                              receivable
                                                              Deferred           from
                                                            compensation      stockholder       Total
                                                            ------------      -----------       -----

Balance at December 31, 1991 (brought forward)                    -                -        (1,168,089)

Shares issued at $1.67 per share from January through
  October 1992                                                    -                -         1,180,000
Shares issued at $1.67 per share in May 1992 in connection
   with License and Cross-License Agreement                       -                -         1,124,960
Shares issued at $1.67 per share in May 1992 as
   compensation for services rendered                             -                -            30,000
Shares issued at $2.50 per share in May and November
   1992 as compensation for services rendered                     -                -         1,927,500
Shares issued at $2.50 per share, net of expenses
   of $7,500, in November and December 1992                       -                -           800,003
Shares issued by principal stockholder in
   December 1992 at $2.50 per share as
   compensation for services rendered                             -                -            75,000
Shares canceled in October and December 1992                      -                -                -
Issuance of stock options at $.003 exercise price
   per share in June 1992                                   (398,660)              -           399,740
Amortization of deferred compensation                             -           155,455          155,455
Accrued dividends on preferred stock                              -                -            (6,383)
Note received from stockholder and accrual of
   interest thereon                                               -          (152,974)        (152,974)
Net loss for year ended December 31, 1992                         -                -        (4,182,638)
                                                                 ---              ---        ---------

Balance at December 31, 1992 (carried forward)              (243,205)        (152,974)         182,574

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) - (Continued)

                                                                                                                     Deficit
                                                                                                                   accumulated
                                                                    Class A                Class B            Capital    during the
                                                                 common stock           common stock       in excess of  development
                                                              Shares       Amount     Shares     Amount      par value      stage
                                                              ------       ------     ------     ------      ---------      -----

Balance at December 31, 1992 (brought forward)                   -             -   8,402,697     84,027     8,173,879    (7,679,153)

Shares issued at $1.67 per share in February 1993                -             -      30,000        300        49,800            -
Shares issued at $3.50 per share, net of expenses of
   $82,427, from April through December 1993                     -             -     550,359      5,504     1,838,294            -
Shares issued at $3.50 per share from May to December
   1993 as compensation for services rendered, for the
   acquisition of property and equipment and as additional
   interest on borrowings                                        -             -      73,319        733       255,884            -
Issuance of warrants to purchase Class B common stock
   from September to December 1993 in conjunction with
   the issuance of convertible debt                              -             -          -          -         72,893       72,893
Amortization of deferred compensation                            -             -          -          -             -             -
Accrued dividends on preferred stock                             -             -          -          -        (38,467)           -
Note received from stockholder and accrual of
   interest thereon                                              -             -          -          -             -             -
Net loss for year ended December 31, 1993                        -             -          -          -             -     (3,959,334)
                                                             ---------     ------  ---------     ------    ----------    ----------

Balance at December 31, 1993                                     -             -   9,056,375     90,564    10,352,283   (11,638,487)

Shares issued at $3.50 per share in January and
   February 1994                                                 -             -      95,715        957       334,046            -
Shares issued at $3.50 per share in February 1994
   as additional interest on borrowings                          -             -       5,700         57        19,893            -
Issuance of warrants to purchase Class B common stock
   in January and February 1994 in conjunction with
   the issuance of convertible debt                              -             -          -          -        115,234            -
Accrued dividends on preferred stock                             -             -          -          -        (39,484)           -
Accrual of interest on note receivable from stockholder          -             -          -          -             -             -
Sale of warrants to underwriter in September 1994                -             -          -          -              4            -
   Conversion of notes payable                                   -             -     599,507      5,995     2,079,131            -
Shares issued at $5.00 per share in initial public offering
   in September 1994, net of expenses of $2,929,835          3,728,200     37,282         -          -     15,673,883            -
Net loss for year ended December 31, 1994                        -             -          -          -             -     (4,271,501)
                                                             ---------     ------  ---------     ------    ----------    ----------

Balance at December 31, 1994 (carried forward)               3,728,200     37,282  9,757,297     97,573    28,534,990   (15,909,988)


                                                                                 Note
                                                                              receivable
                                                              Deferred           from
                                                            compensation      stockholder        Total
                                                            ------------      -----------        -----

Balance at December 31, 1992 (brought forward)                (243,205)        (152,974)         182,574

Shares issued at $1.67 per share in February 1993                   -                -            50,100
Shares issued at $3.50 per share, net of expenses of
   $82,427, from April through December 1993                        -                -         1,843,798
Shares issued at $3.50 per share from May to December
   1993 as compensation for services rendered, for the
   acquisition of property and equipment and as additional
   interest on borrowings                                           -                -           256,617
Issuance of warrants to purchase Class B common stock
   from September to December 1993 in conjunction with
   the issuance of convertible debt                                 -                -            72,893
Amortization of deferred compensation                          243,205               -           243,205
Accrued dividends on preferred stock                                -                -           (38,467)
Note received from stockholder and accrual of
   interest thereon                                                 -           (39,783)         (39,783)
Net loss for year ended December 31, 1993                           -                -        (3,959,334)
                                                               -------          -------       ----------

Balance at December 31, 1993                                        -          (192,757)      (1,388,397)

Shares issued at $3.50 per share in January and
   February 1994                                                    -                -           335,003
Shares issued at $3.50 per share in February 1994
   as additional interest on borrowings                             -                -            19,950
Issuance of warrants to purchase Class B common stock
   in January and February 1994 in conjunction with
   the issuance of convertible debt                                 -                -           115,234
Accrued dividends on preferred stock                                -                -           (39,484)
Accrual of interest on note receivable from stockholder             -           (17,315)         (17,315)
Sale of warrants to underwriter in September 1994                   -                -                 4
   Conversion of notes payable                                      -                -         2,085,126
Shares issued at $5.00 per share in initial public offering
   in September 1994, net of expenses of $2,929,835                 -                -        15,711,165
Net loss for year ended December 31, 1994                           -                -        (4,271,501)
                                                               -------          -------       ----------

Balance at December 31, 1994 (carried forward)                      -          (210,072)      12,549,785

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) - (Continued)



                                                                     Class A                Class B             Capital
                                                                  common stock           common stock        in excess of
                                                               Shares       Amount     Shares     Amount       par value
                                                               ------       ------     ------     ------       ---------

Balance at December 31, 1994 (brought forward)               3,728,200      37,282   9,757,297    97,573      28,534,990

Shares issued at prices ranging from $1.00 per share to
   $3.13 per share as compensation for services rendered        31,559         315          -         -           57,184
Exercise of options to purchase Class B stock                       -           -      681,700     6,817         429,413
Accrued dividends on preferred stock                                -           -           -         -          (40,600)
Accrual of interest on note receivable from stockholder             -           -           -         -               -
Exchange of Class B stock for Class A stock                  2,855,859      28,559  (2,855,859)  (28,559)             -
Net loss for the year ended December 31, 1995                       -           -           -         -               -
                                                            ----------     -------   ---------    ------      ----------

Balance at December 31, 1995                                 6,615,618      66,156   7,583,138    75,831      28,980,987

Exercise of options to purchase Class A stock                  214,091       2,141          -         -          420,366
Shares issued at prices ranging from $2.06 per share to
   $3.44 per share as compensation for services rendered        42,077         421          -         -          123,029
Issuance of unregistered Class B common stock to acquire
   Wave Interactive Network valued at approximately
   $.98 per share                                                   -           -      375,000     3,750         364,688
Issuance of warrants to purchase unregistered shares of
   Class A common stock in conjunction with the issuance
   of convertible debt and preferred stock                          -           -           -         -          283,455
Conversion of Class B Preferred Stock                        2,960,303      29,603          -         -        3,078,921
Accrual of interest on note receivable                              -           -           -         -               -
Accrued dividends on preferred stock                                -           -           -         -         (199,014)
Exchange of Class B stock for Class A stock                  1,749,997      17,500  (1,749,997)  (17,500)             -
Net loss for the year ended December 31, 1996                       -           -           -         -               -
                                                            ----------     -------   ---------    ------      ----------

Balance at December 31, 1996                                11,582,086     115,821   6,208,141    62,081      33,052,432
                                                            ----------     -------   ---------    ------      ----------

Exercise of options to purchase Class A and B common stock      70,326         703      10,330       104         139,081
Shares issued at prices ranging from $1.00 per share
   to $3.00 per share as compensation for services
   rendered                                                    126,885       1,269          -         -          304,227
Conversion of preferred stock into common stock              7,998,860      79,989          -         -        6,703,028
Issuance of Class A common stock and warrants to
   purchase Class A common stock to Aladdin                    500,000       5,000          -         -        3,834,000
Issuance of Class A common stock and warrants to
   purchase Class A common stock                               799,964       8,000          -         -          792,000
Reduction in note receivable                                        -           -           -         -               -
Accrual of interest on note receivable                              -           -           -         -               -
Issuance of warrants to purchase Class A common stock
   in conjunction with the issuance of preferred stock              -           -           -         -          386,462
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                     -           -           -         -       (1,372,984)
Assured incremental yield on issuance of Series F
   convertible preferred stock and debt                             -           -           -         -          682,000
Net loss                                                            -           -           -         -               -
Exchange of Class B stock for Class A stock                  1,796,518      17,965  (1,796,518)  (17,965)             -
                                                            ----------     -------   ---------    ------      ----------

Balance at December 31, 1997                                22,874,639    $228,747   4,421,953   $44,220     $44,520,246


                                                             Deficit
                                                           accumulated                         Note
                                                           during the                       receivable
                                                           development       Deferred          from
                                                              stage        compensation     stockholder        Total
                                                              -----        ------------     -----------        -----

Balance at December 31, 1994 (brought forward)             (15,909,988)          -           (210,072)      12,549,785

Shares issued at prices ranging from $1.00 per share to
   $3.13 per share as compensation for services rendered            -            -                 -            57,499
Exercise of options to purchase Class B stock                       -            -                 -           436,230
Accrued dividends on preferred stock                                -            -                 -           (40,600)
Accrual of interest on note receivable from stockholder             -            -            (17,318)         (17,318)
Exchange of Class B stock for Class A stock                         -            -                 -                -
Net loss for the year ended December 31, 1995               (6,832,866)          -                 -        (6,832,866)
                                                            ----------          ---           -------          -------

Balance at December 31, 1995                               (22,742,854)          -           (227,390)       6,152,730

Exercise of options to purchase Class A stock                       -            -                 -           422,507
Shares issued at prices ranging from $2.06 per share to
   $3.44 per share as compensation for services rendered            -            -                 -           123,450
Issuance of unregistered Class B common stock to acquire
   Wave Interactive Network valued at approximately
   $.98 per share                                                   -            -                 -           368,438
Issuance of warrants to purchase unregistered shares of
   Class A common stock in conjunction with the issuance
   of convertible debt and preferred stock                          -            -                 -           283,455
Conversion of Class B Preferred Stock                               -            -                 -         3,108,524
Accrual of interest on note receivable                              -            -            (17,3150         (17,315)
Accrued dividends on preferred stock                                -            -                 -          (199,014)
Exchange of Class B stock for Class A stock                         -            -                 -                -
Net loss for the year ended December 31, 1996               (8,683,815)          -                 -        (8,683,815)
                                                            ----------          ---           -------          -------

Balance at December 31, 1996                               (31,426,669)          -           (244,705)       1,558,960
                                                            ----------          ---           -------          -------

Exercise of options to purchase Class A and B common stock          -            -                 -           139,888
Shares issued at prices ranging from $1.00 per share
   to $3.00 per share as compensation for services
   rendered                                                         -            -                 -           305,496
Conversion of preferred stock into common stock                     -            -                 -         6,783,017
Issuance of Class A common stock and warrants to
   purchase Class A common stock to Aladdin                         -            -                 -         3,839,000
Issuance of Class A common stock and warrants to
   purchase Class A common stock                                    -            -                 -           800,000
Reduction in note receivable                                        -            -             50,000           50,000
Accrual of interest on note receivable                              -            -            (17,319)         (17,319)
Issuance of warrants to purchase Class A common stock
   in conjunction with the issuance of preferred stock              -            -                 -           386,462
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                     -            -                 -        (1,372,984)
Assured incremental yield on issuance of Series F
   convertible preferred stock and debt                             -            -                 -           682,000
Net loss                                                   (13,897,794)          -                 -       (13,897,794)
Exchange of Class B stock for Class A stock                         -            -                 -                -
                                                            ----------          ---           -------          -------

Balance at December 31, 1997                              $(45,324,463)        $ -          $(212,024)       $(743,274)


          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) - (Continued)


                                                                       Class A                Class B              Capital
                                                                    common stock           common stock         in excess of
                                                                 Shares       Amount     Shares     Amount        par value
                                                                 ------       ------     ------     ------        ---------

Balance at December 31, 1997                                   22,874,639    $228,747   4,421,953   $44,220     $44,520,246
                                                               ----------     -------  -----------  --------      ---------

Exercise of options to purchase Class A common stock               77,558         775                               151,180
Options issued to employees below fair market-value                  -           -           -         -            234,723
Exercise of warrants to purchase Class A common stock           1,652,770      16,528        -         -          3,945,740
Warrants to purchase Class A common stock
   to be issued as part of technology licensing
   agreement and issued to consultants for services                  -           -           -         -          1,546,824
Shares issued at prices ranging from $1.00 per share
   to $5.00 per share as compensation for services
   rendered                                                       121,400       1,214        -         -            647,274
Reduction in note receivable                                         -           -           -         -               -
Issuance of Series G Convertible Preferred stock and
   Common stock warrants, net of issuance costs of $222,500          -           -           -         -            218,250
Assured incremental yield on issuance of Series G
   convertible preferred stock and debt                              -           -           -         -            750,000
Accrual of interest on note receivable                               -           -           -         -               -
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                      -           -           -         -           (858,863)
Conversion of Series G Preferred Stock                          2,394,494      23,945        -         -          2,274,756
Net loss                                                             -           -           -         -               -
Exchange of Class B stock for Class A stock                     1,281,288      12,813  (1,281,288)  (12,813)           -
                                                               ----------     -------  -----------  --------      ---------

Balance at December 31, 1998                                   28,402,149    $284,022   3,140,665   $31,407     $53,430,130
                                                               ==========     =======   =========    ======      ==========


                                                                   Deficit
                                                                 accumulated      Series G           Note
                                                                 during the      Convertible      receivable
                                                                 development      Preferred          from
                                                                    stage           Stock         stockholder        Total
                                                                    -----           -----         -----------        -----

Balance at December 31, 1997                                    $(45,324,463)          -          $(212,024)       $(743,274)
                                                                  ----------        -------         -------       ----------

Exercise of options to purchase Class A common stock                     -             -               -             151,955
Options issued to employees below fair market-value                      -             -               -             234,723
Exercise of warrants to purchase Class A common stock                    -             -               -           3,962,268
Warrants to purchase Class A common stock
   to be issued to ITG as part of technology licensing
   agreement and issued to consultants for services                      -             -               -           1,546,824
Shares issued at prices ranging from $1.00 per share
   to $5.00 per share as compensation for services
   rendered                                                              -             -               -             648,488
Reduction in note receivable                                             -             -             75,000           75,000
Conversion of Series G Preferred Stock                                   -       (2,298,701)           -                 -
Issuance of Series G Convertible Preferred stock and
   Common stock warrants, net of issuance costs of $222,500              -        1,809,250            -           2,027,500
Accrual of interest on note receivable                                   -             -            (12,318)         (12,318)
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                          -          837,263            -             (21,600)
Assured incremental yield on issuance of Series G
   convertible preferred stock and debt                                  -             -               -             750,000
Net loss                                                         (11,895,944)          -               -         (11,895,944)
Exchange of Class B stock for Class A stock                              -             -               -                 -
                                                                  ----------        -------         -------       ----------

Balance at December 31, 1998                                    $(57,220,407)     $ 347,812       $(149,342)     $(3,276,378)
                                                                =============     =========       ==========     ============


          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                      Consolidated Statements of Cash Flows

            Years ended December 31, 1998, 1997, 1996 and the Period
      From February 12, 1988 (Date of Inception) through December 31, 1998


                                                                                                               Period from
                                                                                                            February 12, 1988
                                                                                                           (date of inception)
                                                                                                                 through
                                                                                                               December 31,
                                                              1998              1997            1996               1998
                                                              ----              ----            ----               ----

Cash flows from operating activities:
   Net loss                                              $(11,895,944)     $(13,897,794)     $(8,683,815)     $(57,220,407)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Write-off of goodwill                                       -              769,886             -              769,886
     Depreciation and amortization                            332,741           486,693          316,829         1,520,109
       Reserve for note from affiliate                           -                 -           1,004,934         1,672,934
     Accrued interest on marketable securities                   -                                48,617          (106,962)
     Noncash expenses:
       Accretion of assured incremental yield on
          convertible debt                                       -              119,000             -              119,000
       Common stock issued in connection with
          License and Cross-License Agreement                    -                 -                -            1,124,960
       Common stock issued for services rendered
          and additional interest on borrowings               648,488           305,496           40,938         3,325,546
       Warrants to be issued to ITG and warrants
          issued as compensation for services               1,546,824              -                -            1,546,824
       Issuance of warrants to Aladdin                           -            2,939,000             -            2,939,000
       Accrued interest on note payable                        39,707            56,624            9,500           105,831
       Preferred stock issued for services rendered              -                 -                -              265,600
       Compensation associated with issuance of
          stock options                                       234,723              -                -              634,463
       Amortization of deferred compensation                     -                 -                -              398,660
       Amortization of discount on notes payable                 -                 -                -              166,253
       Common stock issued by principal stockholder
          for services rendered                                  -                 -                -              565,250
     Changes in assets and liabilities:
       Increase in Deferred License fee                     1,250,000              -                -            1,250,000
       Increase in accrued interest on note receivable        (12,318)          (17,319)         (17,315)         (101,168)
       (Increase) decrease in prepaid expenses and
          other receivables                                    (5,000)           70,358           64,413            (5,000)
       (Increase) decrease in other assets                    (37,241)          184,771          (53,346)         (122,373)
       (Decrease) increase in accounts payable and
          accrued expenses                                  1,601,396           490,599         (191,103)        3,166,670
                                                          -----------         ---------     -------------      -----------

          Net cash used in operating activities            (6,296,624)       (8,492,686)      (7,460,348)      (37,984,924)
                                                          -----------        -----------     -----------        ----------

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                Consolidated Statements of Cash Flows, Continued


                                                                                                               Period from
                                                                                                            February 12, 1988
                                                                                                           (date of inception)
                                                                                                                 through
                                                                                                               December 31,
                                                              1998              1997            1996               1998
                                                              ----              ----            ----               ----

Cash flows from investing activities:
   Acquisition of property and equipment                     (371,726)         (256,306)        (252,439)       (2,178,844)
   Short-term loans to affiliate                                -                 -           (1,004,934)       (1,672,934)
   Organizational costs                                         -                 -                -            (14,966)
   Purchase of marketable securities-held to maturity           -                 -           (2,945,458)      (27,546,769)
   Maturity of marketable securities-held to maturity           -                 -            6,843,041        27,653,731
                                                           ----------         ----------      ----------       -----------

          Net cash provided by (used in) investing
            activities                                       (371,726)         (256,306)       2,640,210        (3,759,782)
                                                           ----------         ----------      ----------       -----------

Cash flows from financing activities:
   Net proceeds from issuance of common stock               4,114,223         1,837,889          422,507        28,523,694
   Net proceeds from issuance of preferred stock
     and warrants                                           2,777,500         3,555,500        5,950,027        12,283,027
   Sale of warrants                                             -                 -                -                     4
   Note receivable from stockholder                            75,000            50,000            -               (48,175)
   Proceeds from notes payable and warrants to
     stockholders                                               -                 -                -             2,083,972
   Repayments of notes payable to stockholders                  -                 -                -            (1,069,972)
   Proceeds from notes payable and warrants                     -                 -                -             1,284,250
   Repayments of note payable                                   -                 -                -              (255,000)
   Advances from stockholder                                    -                 -                -               227,598
   Repayments of advances from stockholder                      -                 -                -              (227,598)
   Increase in deferred offering costs                          -                 -                -                 -
                                                            ---------         ---------      -----------        ----------

          Net cash provided by financing activities         6,966,723         5,443,389        6,372,534        42,801,800
                                                            ---------         ---------      -----------        ----------

Net increase (decrease) in cash and cash equivalents          298,373        (3,305,603)       1,552,396         1,057,094

Cash and cash equivalents at beginning of period              758,721         4,064,324        2,511,928             -
                                                            ---------         ---------      -----------        ----------

Cash and cash equivalents at end of period               $  1,057,094       $   758,721      $ 4,064,324     $   1,057,094
                                                          ===========       ===========        =========      ============


          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

       December 31, 1998, 1997, 1996 and The Period From February 12, 1988
                 (Date of Inception) Through December 31, 1998


(1) Organization and Basis of Preparation
   Wave Systems Corp. (the "Company" or "Wave") is engaged in the research and development of a proprietary system (the "Wave System") for use with a computer, that measures, controls, and records the use of electronic content. The Company is also engaged in various research, development and marketing efforts to commercialize the Wave System to provide more efficient and flexible pricing (e.g., pay per use or rent-to-own) and greater security on the usage of the electronic content. The Company is in the development stage and, accordingly, the accompanying consolidated financial statements are presented in a format prescribed for a development stage enterprise.

   The Company has incurred significant losses in current and prior periods.
     Management intends to continue to devote resources toward the research, development and marketing of its products in order to generate future revenues from licensing and product sales. In addition, the Company is actively pursuing additional short- and long-term financing sources, including debt and equity financing and on March 23, 1999 completed an offering of common stock for net proceeds of approximately $23 million, as discussed in Note 13. Management anticipates that the proceeds of this offering will be sufficient to fund operations through the end of the third quarter of 2000. However, while management believes that it can successfully research, develop and market its products and obtain additional financing to fund operations beyond 2000, there can be no assurance that it will be able to do so.

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

   (c) Cash Equivalents
     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

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

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

            Notes to Consolidated Financial Statements - (Continued)


   (i) Loss Per Share
     Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. No effect has been given to common stock equivalents or convertible preferred stock, warrants or debt in the diluted loss per common share as they are all anti-dilutive. Included in net loss to common stockholders is the accretion of the assured incremental yield related to the ability of the Series B, C, D, F and G preferred stockholders to acquire common stock upon conversion at a discount. The assured incremental yield is being accreted as a dividend over the periods from the dates of issuance of the preferred stock to the earliest eligible dates for conversion.

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

   (k) Reclassifications
     Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to conform to the 1998 presentation.

(3) Related Party Transactions
   (a) Note Receivable from Stockholder
     A stockholder, the Chairman and Chief Executive Officer of the Company, was indebted to the Company at December 31, 1998 and 1997 under two promissory notes totaling $149,342, including accrued interest, due on demand. During 1998 and 1997, $75,000 and $50,000, respectively, of the Chairman and Chief Executive Officer's bonus was used to reduce the principal owed.

     The notes are secured by a pledge of 67,000 shares of Class B common stock held by the stockholder and officer. The notes bear interest at 10% per annum. The notes and accrued interest thereon have been shown as a deduction from stockholders' equity in the accompanying consolidated financial statements.

(b) Payment to Related Party
     In 1997, the Company paid $182,209 to Enterprise Engineering Associates
       ("EEA"), during which time Mr. Michael Sprague was an employee of EEA. On August 1, 1997, Michael Sprague became an employee of Wave, at an annual salary of $110,000. Michael Sprague is the son of the Chairman and Chief Executive Officer of the Company.

     In 1998,  the Company paid $25,000 to Studio 2, during which time Mr. Kevin
       Sprague was an employee of Studio 2. Kevin Sprague is the son of the Chairman and CEO of the Company.


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)


   (c) Acquisition and Dispositions
     In November 1995, the Company entered into a transaction with certain individuals whereby shares in its newly-formed subsidiary, Wave Interactive Network, Inc. ("WIN"), were transferred in exchange for a demand note. The amount of the demand note was based on the level of funding provided to WIN by the Company during 1995. The demand note from WIN accrued interest at a rate of Prime plus 1% and, subject to certain limitations associated with WIN's ability to raise additional capital, was convertible into an undiluted 20% of the common shares of WIN at the option of Wave. The Company retained a 1% ownership in WIN and transferred the remaining ownership to certain individuals, including former employees. Approximately 65% of the ownership was transferred to Steven Sprague, President and CEO of WIN, and three other children of Mr. Peter J. Sprague, Chairman and CEO of Wave. The note was fully reserved as its collectibility was dependent upon WIN's ability to raise additional capital. In addition, the Company entered into a separate commercial agreement that, among other things, granted certain distribution rights to WIN in exchange for royalties and other consideration.

     During 1996, the Company continued to finance the operations of WIN through additional demand notes with terms similar to the original demand note. The additional notes amounting to $1,004,000 were also fully reserved. On December 30, 1996, effective as of October 18, 1996, the Company entered into a merger agreement with WIN whereby the Company exchanged, for all of the outstanding WIN common stock that it did not own, 375,000 shares of Class B common stock. These Class B shares are restricted securities within the meaning of Rule 144 of the Securities Act of 1933, as amended (the "Act"). Additionally, based on the attainment of a specified milestone, the shareholders of WIN are entitled to receive an additional 325,000 shares of the Company's Class B common stock. The Company also issued a 10% convertible note and a warrant to refinance a convertible note obligation of WIN amounting to approximately $456,000, which included accrued interest to October 18, 1996, and an outstanding warrant. Included in the results of operations are WIN's operations from October 18, 1996. The acquisition was accounted for by the purchase method.

     The purchase price of $952,438 was determined based on the estimated fair value of the consideration given to the WIN shareholders and noteholders and was allocated to goodwill as WIN had no net tangible assets. Subsequently, in 1997, the Company determined it was uncertain whether the current and expected future results of operations of WIN would be adequate to support the goodwill capitalization, and wrote-off the goodwill as impaired. If the contingent consideration of an additional 325,000 shares is issued, the value ascribed to such consideration will be expensed.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)




(4) Property and Equipment
   Property and equipment as of December 31 consisted of the following:

                                                                     1998                     1997
                                                                     ----                     ----

       Equipment                                                 $ 1,554,001             $ 1,297,702
       Furniture, fixtures and improvements                          459,822                 389,530
       Computer software                                             171,363                 128,228
                                                                  ----------              ----------
                                                                   2,185,186               1,815,460
       Less: Accumulated depreciation                              1,296,925                 966,184
                                                                  ----------              ----------
          Total                                                  $   888,261             $   849,276
                                                                  ==========              ==========


   Depreciation expense on property and equipment amounted to approximately
     $333,000, $344,000, $272,000 and $1,297,000 for the years ended December
     31, 1998, 1997, and 1996 and for the period from inception through December 31, 1998, respectively.

(5) Notes Payable
   Inconnection with the acquisition of WIN, the Company issued a 10% convertible note amounting to $456,000 and a warrant to refinance WIN's obligation to a WIN noteholder. The note was convertible any time after April 1, 1997 and became due, including accrued interest of $66,125, on April 18, 1998. The note was convertible into a number of the Company's unregistered Class A common stock for a period beginning on April 1, 1997 and ending April 18, 1998 calculated as the greater of (a) the number of shares that would be acquired at 80% of the fair market value of the Class A common stock or (b) 250,000 shares plus 2,000 shares for each month the note is outstanding.

   On October 18, 1998 the Company restated and amended the note. The note is now convertible any time after April 1, 1999 and up to April 18, 1999. The conversion price was reduced to $0.95 per share of common stock. An additional 75,000 warrants were issued as part of this amended note and the fair value of these warrants was $106,000. Additionally, the fair value of the reduced conversion price was $274,000. Such amounts will be amortized as additional interest expense from the date the note was amended and warrant issued through the earliest conversion date of April 1, 1999. During 1998, approximately $123,000 of the value of the reduced conversion rate and warrant was recorded as interest expense.

(6) Accounts Payable and Accrued Expenses
   Accounts payable and accrued expenses as of December 31 consisted of the following:

                                                                                  1998                  1997
                                                                                  ----                  ----

       Accrual of costs related to the ITG agreement                           $ 490,000              $ 490,000
       Accounts payable                                                          755,521                298,486
       Accrued consulting and professional fees                                  155,000                264,495
       Legal Settlement (note 13                                                 602,000                  -
       Accrued payroll and related costs                                         816,269                318,403
       Lease payable                                                              60,169                  -
       Other accrued liabilities                                                 150,199                 56,378
                                                                               ---------              ---------

          Total                                                              $ 3,029,158            $ 1,427,762
                                                                               =========              =========

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

     N dividends may be declared upon the common stock of the Company unless full cumulative dividends on the Series A Preferred Stock have been declared and a sum sufficient for the payment thereof has been set apart for such payment. The stock is non-voting and redeemable at $1,000 per share, plus accumulated dividends, at any time at the option of the Company. The stock is subject to mandatory redemption five years from the date of issuance, or October 1997. Because the dividend rate on the Preferred Stock was below market rates, the stock was discounted to yield a market rate of 12% at the time of issuance, resulting in a discount of $94,400. Dividends of $21,600, $39,267, and $41,800 have been accrued for the years ended December 31, 1998, 1997 and 1996, respectively. The holder has not notified the Company of his intention to redeem the stock. The Company continues to accrue dividends until receipt of such intention.

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


     During March of 1998, the Company issued 150,000 shares of newly created
       Series G Convertible Preferred stock for an aggregate purchase price of $3,000,000. The Series G Convertible preferred stock is senior to the Company's classes of common stock, and is junior to the Company' Series A Redeemable Preferred in liquidation rights. The Series G Convertible Preferred Stock accrues dividends at the rate of 6% per annum. The Series G Convertible Preferred stock is convertible into the Company's unregistered Class A Common stock at the lower of $1.12 or 80% of the average of the five lowest closing bids for the 25 calendar days prior to conversion. In addition, the Company issued warrants to the purchaser and placement agent for 225,000 shares of the Company's Class A common stock at an exercise price of $1.38. As of December 31, 1998, 20,000 shares remained outstanding.

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

     Two principal stockholders did not acquire the full amount of shares to which they were entitled. Most of the additional proportionate shares that these stockholders would have been credited with were offered instead to certain officers, employees and stockholders for $.003 per share. To the extent that these rights were offered to the individuals in compensation for services rendered to the Company, compensation expense equal to the difference between the estimated fair value as of the date of issuance and the purchase price of the stock was recorded. The estimated fair value of the common stock was determined based on sales to third parties near the date of issuance. Compensation expense associated with the issuance of these shares of $430,250 is included in the accompanying consolidated statement of operations for the period from inception to December 31, 1998.

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


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)


     During 1997 the Company sold approximately 800,000 shares of the Company's
       Class A common stock and warrants to purchase 160,000 shares of the Company's Class A common stock, which may be exercised at an exercise price of $1.00, for an aggregate purchase price of $800,000. As of December 31, 1998, 600,000 of the shares had been exercised.

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

   Employees are entitled to exercise their options on dates determined by the Compensation Committee of the Board of Directors. Vesting provisions for options granted generally range from immediate vesting to pro rata vesting over a three-year period. Options granted under the 1991 Plan may, in the discretion of the Compensation Committee, include the right to acquire a reload option. A reload option provides for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a stock-for-stock exercise.

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

   1994 Plans
   In January 1994, the Board of Directors authorized the establishment of the 1994 Employee Stock Option Plan (the "1994 Plan"). The initial number of shares of Class A common stock subject to the 1994 Plan was 1,000,000. The terms of the 1994 Plan are similar to those of the 1991 Plan. Options are granted with exercise prices that approximate fair market value at the date of grant. In May 1996, July 1997, and November 1998 the Board of Directors approved an amendment to the Company's 1994 Plan to increase the number of shares of Class A common stock reserved for issuance thereunder by 1,000,000, 1,000,000 and 5,000,000, respectively. Therefore, the 1994 Plan number of shares of Class A common stock reserved for issuance is 8,000,000 shares.

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

   In February 1995, the Board of Directors authorized certain changes to the Directors' Plan. The annual option grant for directors was increased from a total of 2,000 shares of Class A common stock to 10,000 shares of Class A common stock. In July 1995, the stockholders of the Company authorized an increase to the total number of shares subject to the Directors' Plan from 200,000 shares to 500,000 shares. Options to purchase a total of 110,000 and 100,000 shares of Class A common stock at $1.94 to $3.09 and $3.09 per share, were issued in 1997 and 1996, respectively, to nonemployee directors. In November 1998, the stockholders of the Company authorized an increase to the total number of shares subject to the Directors' Plan from 500,000 shares to 1,000,000 shares. The stockholders also amended the Directors' Plan to provide that options issued to non-employee directors under such plan vest on the day following the grant.

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

   In September 1996, the Board of Directors authorized the establishment of the 1996 Performance Stock Option Plan ( the "1996 Plan"). The initial number of shares of Class A common stock subject to the 1996 Plan was 800,000. The terms of the 1996 Plan are similar to those of the 1994 and 1991 Plans. Options are granted with exercise prices that approximate fair market value at the date of grant.

   At December 31, 1998, there were approximately 3,360,000 additional shares available for grant under the 1994 Plan. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $2.48, $1.58 and $2.65 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                  1998             1997              1996
                                                  ----             ----              ----

       Expected Life (Years)                       10               10                10
       Interest Rate                              6.0%             6.5%              6.4%
       Volatility                                 105%             111%              124%
       Dividend Yield                               0%               0%                0%

   The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for stock options granted to employees at fair market value in the financial statements, except for $234,723 of expense recorded in 1998 for options issued at exercise prices below the fair market value of the Company's stock.

   Had the Company determined compensation cost based on the fair value at the grant dates for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                 1998                1997              1996
                                                                 ----                ----              ----

     Net loss - as reported                                $ (11,895,944)     $ (13,897,794)    $ ( 8,683,815)
     Net loss - pro forma                                    (17,596,312)       (15,300,187)      (10,025,517)
     Net loss to common stockholders - as reported           (12,754,807)       (16,380,776)       (9,554,394)
     Net loss to common shareholders - pro forma             (18,455,175)       (17,783,169)      (10,896,096)
     Loss per common share - as reported                           ( .44)              (.78)             (.64)
     Loss per common share - pro forma                             ( .63)              (.85)             (.73)


   Pro forma net loss reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 are not considered.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

Summary of Option Activity
A summary of option activity through December 31, 1998 follows:

                                                                 Class A and B shares             Weighted average
                                                                   subject to option               exercise price
                                                                   -----------------               --------------
Balance at January 1, 1991                                                    -                      $  -
Options granted                                                           30,000                         1.67
                                                                     -----------

Balance at December 31, 1991                                              30,000                         1.67
Options granted                                                          816,750                         1.18
                                                                      ----------

Balance at December 31, 1992                                             846,750                         1.20
Options granted                                                          949,186                         3.10
                                                                      ----------

Balance at December 31, 1993                                           1,795,936                         2.20
Options granted                                                          310,200                         3.05
Options canceled                                                        (108,500)                        3.38
                                                                      ----------

Balance at December 31, 1994                                           1,997,636                         2.27
Options granted                                                          777,850                         2.22
Options canceled                                                        (349,205)                        2.11
Options exercised                                                       (681,700)                         .64
                                                                      ----------

Balance at December 31, 1995                                           1,744,581                         2.92
Options granted                                                        1,342,075                         2.65
Options canceled                                                        (503,879)                        3.20
Options exercised                                                       (214,091)                        1.97
                                                                      ----------

Balance at December 31, 1996                                           2,368,686                         2.79
Options granted                                                          316,010                         1.58
Options canceled                                                        (669,580)                        1.58
Options exercised                                                        (70,326)                        1.90
                                                                     -----------

Balance at December 31, 1997                                           1,944,790                         2.73
Options granted                                                        5,665,278                         2.48
Options canceled                                                        (701,267)                                 2.49
Options exercised                                                      (  77,558)                        1.95
                                                                   -------------

Balance at December 31, 1998                                           6,831,243                        $2.48

   At December 31, 1998, there were approximately 1,760,568 options exercisable at prices ranging from $1.06 to $7.06.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                                                        Weighted
                                                                                   Weighted              average
                                                                                    average             remaining
Range of                                      Number           Number              exercise            contractual
exercise prices                             outstanding      exercisable             price                life
---------------                             -----------      -----------             -----                ----
   $1.06                                      131,250           50,167              $1.06               8.6 years
   1.07 - 1.69                              3,009,675          350,209               1.30               8.5 years
   1.70 - 2.31                                174,634           44,536               2.10               8.8 years
   2.32 - 2.97                                 89,243           72,707               2.62               5.7 years
   2.98 - 3.50                                870,767          291,669               3.32               8.2 years
   3.51 - 3.81                              2,254,894          878,500               3.66               9.4 years
   3.82 - 7.06                                300,780           72,780               7.06               8.6 years

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

   Asa result of the successful placement of 350 shares of Series B Preferred
     Stock, a consultant from Digital Media Group, Inc. was issued warrants by the Company to purchase 30,000 Class A common shares at a price of $3.09 per share. These warrants are exercisable for ten years commencing in March 1996.

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

   Asa result of the successful placement of 112,500 shares of the Company's
     Series F Preferred Stock, Combination Inc., the acquirer of the placement, received 112,500 warrants to purchase the Company's unregistered Class A Common Stock, and Wharton Capital Partners received 56,250 warrants. The warrants have an exercise price of $1.26, and expire on October 9, 2002.

   In connection with the private placement of approximately 800,000 shares of the Company's Class A Common Stock, the Company issued 160,000 warrants to purchase shares of the Company's unregistered Class A Common Stock at an exercise price of $1.00. The warrants expire on September 16, 2000.

   In connection with a technology license agreement with Aladdin, the Company issued two warrants on July 18, 1997 to purchase the Company's Class A Common Stock. The first warrant is exercisable in 100,000 share lots, and provides the holder with the right to acquire 1,216,136 shares of the Company's unregistered Class A Common Stock at an exercise price of $1.70 per share. The first warrant has a life of two years. The second warrant provides the holder with the right to acquire 7% of the Company's Class A Common Stock on a fully diluted basis for the average closing price for the 15 trading days prior to exercise. During June of 1998, Aladdin exercised a portion of the second warrant to purchase 1,000,000 shares of common stock and still has the right to acquire shares approximating 3.45% of the Company's Class A common stock.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)


   A summary of warrants outstanding at December 31, 1998, based upon a year end price of the Class A common stock of $3.718 per share, follows:

                                                                         Range of
                                         Class A and B shares            exercise            Expiration
 Year of issuance                         subject to warrants             prices                Term
 ----------------                         -------------------             ------                ----
   1994                                        542,800                 $ 3.50 - 6.50          5 years
   1996                                        191,905                   1.25 - 3.09       5-10 years
   1997                                      1,080,000                   1.00 - 1.75          5 years
   1997                                      1,216,136                          1.70          2 years
   1998                                        225,000                   1.38 - 1.49          5 years
                                               120,000                   1.10 - 4.05          5 years
                                                34,680                          1.83         10 years
                                            ---------
                                            3,410,521
                                            =========

   At December 31, 1998, warrants to acquire approximately 3.4 million shares of Class A and Class B common stock were exercisable.

   The above information table does not include the Aladdin warrant to purchase 3.45% of the Company due to its variable nature.

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

   The Company acquired the license for this technology in exchange for $950,000 plus two warrants to purchase the Company's Class A common stock valued at approximately $2.9 million (see note 8). The cost of this license was expensed as research and development costs. Aladdin also is provided a royalty payment of 5% to 9% of the Company's net content revenues.

   Inconnection with this agreement, Aladdin acquired an equity position in the Company by purchasing 500,000 shares of the Company's Class A common stock for $900,000, which approximated the fair market value of the shares on the date of purchase (see note 7).

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

   A director of the Company, who resigned from the Board at the end of 1997, is also the President, Chief Executive Officer, and a director of Titan. Pursuant to the terms of a related stockholders agreement, Titan has the right to designate a member of the Company's Board of Directors for as long as Titan continues to own at least 50% of the shares originally issued to Titan. As of December 31, 1998, no royalties have been earned by Titan. On February 28, 1997, the Company and Titan executed an addendum to the License Agreement whereby the Company received a sole license to Titan's patent to develop and distribute products to the in-home consumer microcomputers market segment. Under this addendum, Titan waived all defaults previously incurred by Wave as well as extended the license agreement to expire at the time the patents expire.

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

   In December 1997, the Company entered into a series of agreements ("the agreements") with IBM pursuant to which the Company and IBM agreed to explore ways to incorporate the Company's WaveMeter chip into PC products and to support each other in achieving industry-wide adoption of the WaveMeter technology. Pursuant to the agreements, the Company must subsidize the incremental cost of using the Wave technology in IBM products. The total subsidy is capped at $30 million. The Company must also share varying percentages of its usage and advertising fee income that results from usage of any Wave technology distributed by IBM. In addition, the Company must provide user and technical service and support to IBM customers for the end-user application of Wave technology. Finally, the agreements provide for cash payments upon the attainment of certain milestones. The amount of such cash payments is based upon the appreciation of the Company's stock. To date, none of these milestones have been achieved; therefore, no costs have been recognized in the financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

(12) Joint Venture

   In July of 1997, the Company entered into a joint venture with Internet

     Technology Group, PLC ("ITG"), a United Kingdom Internet service provider. The joint venture is owned 25% by the Company and 75% by ITG. The Company contributed its technical expertise and ITG contributed initial working capital and the commitment to fund all future working capital requirements of the joint venture. The objective of the joint venture company, Global Wave, Ltd., is to promote and commercialize the Wave technology in certain European and Middle Eastern markets. Pursuant to the joint venture agreement, the Company received a license fee of up to $5 million in exchange for the joint venture's right to market the Wave technology in European and Middle Eastern markets. The license fee was paid by ITG as part of its commitment to fund the joint venture. During the third quarter of 1997, the Company received $1.0 million from the joint venture representing partial payment of the license fee, with the remaining payments to be made upon the Company's attaining certain milestones related to the number of Wave Meters distributed. The amount received was recorded as deferred license fee income in the third quarter of 1997 as it was uncertain whether the Company had met the contractual requirements required in order to have earned the first payment. During the fourth quarter of 1997, the Company met these requirements and began recognizing the license fee ratably over the contractual refund and recorded the $1 million as a license fee. Also the Company accrued $490,000 in the fourth quarter of 1997 for expenses related to the Company's obligation to assist the joint venture in setting up the Wave system in the designated markets. In January 1998, the joint venture agreement was modified to extend the milestone dates and provide for the payment of an additional $750,000 of the $5 million license fee to the Company. The payment of $750,000 was received in January 1998. The Company also received the final payment of $3.25 million in June 1998 pursuant to the licensing and joint venture agreement ("the Agreement") with Internet Technology Group, PLC, a United Kingdom company. This payment and the $750,000 received in January 1998 total $4 million received in 1998. As part of the Agreement, after the final license fee is paid, the Company and Internet Technology Group, PLC are to issue a significant warrant to each other for approximately one million shares of each others common stock. The exercise price of the Wave warrants is $1.75 per share. The exercise price of the ITG warrant is approximately .995 British pound per share. On June 5, 1998, the final milestone for the last payment on the license fee was attained and the Company became obligated to issue its warrant to ITG pending approval by the shareholders of ITG for it to issue its reciprocal warrant. On this date the net fair market value of the exchange of warrants represented a net cost to the Company of approximately $1.1 million. The Company, upon determining this cost, has recorded the total amount as ITG net warrant cost in the Consolidated Statement of Operations.

   The joint venture is entirely funded through advances from ITG and the Company has no commitment to fund the operations of the joint venture.

   The Company accounts for its 25% interest in the joint venture pursuant to the equity method of accounting. At December 31, 1998 and 1997, the Company's investment in the joint venture was $0 for financial reporting purposes.

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

    On June 27, 1997 a complaint alleging breach of contract, among other related claims, was filed against the Company by Carl A. Artopeous and Artopeous Capital Management (collectively, "Artopeous") with the Sacramento Superior Court in Sacramento, California in connection with the engagement of Artopeous by the Company to arrange financing. The action has been removed to the Federal Court, Eastern District of California. Wave filed its answer in December 1997 and agreed to a settlement on January 25, 1999. The settlement cost of approximately, $602,000 and has been accrued in the December 31, 1998 financial statements.

  Leases

  In December 1994, the Company entered into an operating lease beginning March
     1995 for its offices in New York, New York, which expired on February 28, 1998. The lease provided for minimum annual rent of $200,000 plus applicable increases. The Company has subsequently terminated this lease and entered into a new lease in the same facility. The minimum annual rent for the new lease is approximately $81,000 and its expiration is June 1999. The Company also leases premises in Princeton, New Jersey; San Jose, California; and Lee, Massachusetts, under operating leases, which expire on various dates through January 14, 2001.

   The Company is obligated under a capital lease for a phone system in the Lee, Massachusetts office. At December 31, 1998 the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

                                                           1998              1997
                                                           ----              ----
     Phone Equipment                                     $111,291          $111,291
     Less: Accumulated Amortization                        33,387            11,129
                                                           ------           -------
     Ending Balance                                       $77,904          $100,162
                                                           ======           =======

   Amortization of assets held under capital leases is included with depreciation expense.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1998 are as follows:


         Year ending December 31,                            Capital Lease       Operating Lease
                  1999                                       $ 42,372              $203,937
                  2000                                         21,186               162,604
                  2001                                              -               119,382
                                                                                    -------
         Total minimum lease payments                          63,558              $485,923
                                                                                    =======
         Less: interest                                        3,389
                                                              ------
         Present Value of net minimum
            lease payments                                    60,169
         Less: current installment of obligations
            under capital lease                               39,409
                                                              ------
         Obligation under capital lease
            excluding current installments                   $20,760
                                                              ======

   Rent expense for the years ended December 31, 1998, 1997, 1996 and for the period from inception through December 31, 1998 amounted to approximately $307,000, $383,000, $341,000 and $1,800,000, respectively.

(14) Income Taxes

   The Company has net operating loss carryforwards for tax return purposes of approximately $47.6 million which expire beginning in 2003 through 2014.

   Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. The Company has not determined whether there has been such a cumulative change in ownership or the impact on the utilization of the loss carryforwards if such change has occurred.

   The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 1998 and 1997 are as follows:

                                                                              1998                      1997
                                                                              ----                      ----
     Deferred tax assets:
       Net operating loss carryforwards                                   $ 19,978,000              $15,493,000
       License rights                                                          980,000                1,307,000
                                                                            ----------               ----------
          Total gross deferred tax assets                                   20,958,000               16,800,000
       Less valuation allowance                                            (20,958,000)             (16,800,000)
                                                                           -----------               ----------

          Net deferred tax asset                                                 $  -                      $ -
                                                                                   ===                      ===

   The valuation allowance increased by approximately $4.2 million and $5.2 million, during the years ended December 31, 1998 and 1997, respectively.

                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)


(15) Defined Contribution Plan

   The Company adopted the Wave Systems Corp. 401(k) Savings and Investment
     Plan, a defined contribution plan, to which substantially all employees can contribute on January 1, 1995. Employees of the Company become eligible immediately on employment. The Company has the option to make discretionary matching contributions; no contributions were made in 1998, 1997 or 1996.

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

(17) Subsequent Events

   During March of 1999, the Company raised approximately $23,000,000 through the private placement to institutional, strategic and accredited individual investors of approximately 2.1 million shares of Class A common stock at $11.00 per share.

   During January of 1999, the Company issued a non-interest bearing convertible promissory note for $2,000,000 to one (1) accredited investor. The note shall be due and payable on January 26, 2002 unless the company raises financing of at least $5,000,000, whereby the Company must repay the principal of the note within five business days of such financing, unless converted into Class A common stock of the Company. The note holder is entitled to 275,000 warrants to purchase Class A common stock at an exercise price of $4.00, and the warrants expire on January 26, 2004. If, over any sixty (60) consecutive day period, the average of the averaged daily high and low prices of the Class A Common Stock, as reported by Bloomberg Information Services, Inc., exceeds seven dollars ($7.00), the Company has the option to force the conversion of the Warrants. The fair value of such warrant will be recorded as interest expense through the earliest available conversion date of the note. In March 1999, subsequent to and in addition to the Company's completion of the $23 million private placement, the $2 million note was converted into 181,818 shares of the Company's Class A common stock at a conversion price of $11.00 a share.