Form 10-Q
period 1999-03-31
WAVE SYSTEMS CORP
filed 1999-05-17
CIK 919013

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

Yes  X   No
------
         The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999: 32,030,921 shares of Class A Common Stock and 2,545,932 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                           Consolidated Balance Sheets


         ASSETS                                                                March 31,          December 31,
                                                                                 1999                 1998
                                                                             -----------          ------------
                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                 $ 21,354,954    $  1,057,094
   Prepaid expenses and other receivables                                         151,463           5,000
                                                                             ------------    ------------

         Total current assets                                                  21,506,417       1,062,094

Property and equipment, net                                                     1,106,048         888,261
Other assets                                                                      107,457         107,457
                                                                             ------------    ------------

                                                                               22,719,922       2,057,812
                                                                             ------------    ------------
                                                                             ------------    ------------

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable and accrued expenses                                        2,058,287       3,029,158
   Deferred license fee                                                           625,000       1,250,000
   Note payable                                                                   576,146         561,831
                                                                             ------------    ------------

         Total current liabilities                                              3,259,433       4,840,989
                                                                             ------------    ------------

Series A Cumulative Redeemable Preferred Stock, $.01 par value
   360 shares issued and outstanding in 1999 and 1998; involuntary
   liquidation value, $498,601                                                    498,601         493,201
                                                                             ------------    ------------

Stockholders' Equity (deficiency):
   Series G Convertible Preferred stock, $.01 par value. 150,000 shares
     authorized and 20,000 outstanding in 1998                                       --           347,812
   Common stock, $.01 par value.  Authorized 75,000,000 shares as Class A;
     issued and outstanding 32,030,921 in 1999 and 28,402,149 in 1998             320,309         284,022
   Common stock, $.01 par value.  Authorized 13,000,000 shares as Class B;
      issued and outstanding 2,545,932 in 1999 and 3,140,665 in 1998               25,460          31,407
   Capital in excess of par value                                              79,660,983      53,430,130
   Deficit accumulated during the development stage                           (60,894,318)    (57,220,407)
   Less:  Note receivable from stockholder, including accrued interest
     of $102,371 in 1999 and $101,167 in 1998                                    (150,546)       (149,342)
                                                                             ------------    ------------

         Total stockholders' equity (deficiency)                               18,961,888      (3,276,378)
                                                                             ------------    ------------

Commitments and contingencies

                                                                             $ 22,719,922    $  2,057,812
                                                                             ------------    ------------
                                                                             ------------    ------------


See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                                           Period from
                                                                                        February 12, 1988
                                                                                       (date of inception)
                                                              Three months ended             through
                                                         March 31,        March 31,         March 31,
                                                           1999             1998              1999
                                                           ----             ----              ----

Net revenue                                         $        2,398    $        8,613   $       24,761
                                                    --------------    --------------   --------------

Operating expenses:
   Selling, general and administrative                   2,401,046         1,420,875       39,711,718
   Write-off of goodwill                                        -                 -           769,886
   Aladdin license and in-process
     research and development expense                           -                 -         3,889,000
    Research and development                             1,086,410           538,821       19,341,191
                                                    --------------    --------------   --------------

                                                         3,487,456         1,959,696       63,711,795
                                                    --------------    --------------   --------------

Other income (expense):
   License fee                                             625,000                -         4,375,000
   License warrant cost                                         -                 -        (1,100,000)
   Interest income                                          16,612             5,215        1,185,953
   Interest expense                                       (830,465)          (11,400)      (1,680,957)
   Other income                                                 -                 -            12,720
                                                    --------------    --------------   --------------

                                                          (188,853)           (6,185)       2,792,716
                                                    --------------    --------------   --------------

          Net loss                                      (3,673,911)       (1,957,268)     (60,894,318)

Accrued dividends on preferred stock
   (including accretion of assured incremental
   yield on preferred stock of $0 in
   1999, $132,392 in 1998)                                   5,400           137,792        4,342,758
                                                    --------------    --------------   --------------

          Net loss to common stockholders             $ (3,679,311)     $ (2,095,060)   $ (65,237,076)
                                                    --------------    --------------   --------------
                                                    --------------    --------------   --------------

Weighted average number of common
   shares outstanding during the period                 32,148,271        27,358,558       12,024,013

Loss per common share                         $            (.11) $           (.08)          $   (5.43)
                                                    --------------    --------------   --------------
                                                    --------------    --------------   --------------

See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                             Period from
                                                                                                          February 12, 1988
                                                                                                         (date of inception)
                                                            Three months ended                                through
                                                         March 31,        March 31,                           March 31,
                                                           1999             1998                                1999
                                                           ----             ----                                ----

Cash flows from operating activities:
   Net loss                                           $ (3,673,911)     $ (1,957,268)                     $ (60,894,318)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Write-off of goodwill                                      -                 -                             769,886
     Depreciation and amortization                          87,869            82,547                          1,607,978
     Reserve for note from affiliate                            -                 -                           1,672,934
     Accrued interest on marketable securities                  -                 -                            (106,962)
     Noncash expenses:
       Accretion of assured incremental yield on
          convertible debt                                      -                 -                             119,000
       Common stock issued in connection with
          License and Cross-License Agreement                   -                 -                           1,124,960
       Common stock issued for services rendered
          and additional interest on borrowings            134,120            15,000                          3,459,666
       Warrants issued as compensation for services      1,075,240                -                           2,622,064
       Issuance of warrants to Aladdin                          -                 -                           2,939,000
       Accrued interest on note payable                     14,315            11,400                            120,146
       Preferred stock issued for services rendered             -                 -                             265,600
       Compensation associated with issuance of
          stock options                                         -                 -                             634,463
       Amortization of deferred compensation                    -                 -                             398,660
       Amortization of discount on notes payable                -                 -                             166,253
       Common stock issued by principal stockholder
          for services rendered                                 -                 -                             565,250
     Changes in assets and liabilities:
       Increase in accrued interest on note receivable      (1,204)               -                            (102,372)
       Increase in prepaid expenses and
          other receivables                               (146,463)               -                            (151,463)
       Increase in other assets                                 -             (2,833)                          (122,373)
       Increase (decrease) in deferred revenue            (625,000)          797,025                            625,000
       Increase (decrease) in accounts payable and
          accrued expenses                                (970,871)         (126,784)                         2,195,799
                                                     --------------       -----------                       -----------

          Net cash used in operating activities         (4,105,905)       (1,180,913)                       (42,090,829)
                                                     --------------       -----------                       -----------


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)



                                                                                                             Period from
                                                                                                          February 12, 1988
                                                                                                         (date of inception)
                                                                  Three months ended                           through
                                                         March 31,        March 31,                           March 31,
                                                           1999             1998                                1999
                                                           ----             ----                                ----
Cash flows from investing activities:
   Acquisition of property and equipment                  (305,656)          (87,400)                        (2,484,500)
   Short-term loans to affiliate                                -                 -                          (1,672,934)
   Organizational costs                                         -                 -                             (14,966)
   Purchase of marketable securities-held to maturity           -                 -                         (27,546,769)
   Maturity of marketable securities-held to maturity           -                 -                          27,653,731
                                                               ---               ---                        -----------

          Net cash used in investing activities           (305,656)          (87,400)                        (4,065,438)
                                                        -----------      -------------                    ---------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock           22,709,421                -                          51,233,115
   Net proceeds from issuance of preferred stock
     and warrants                                               -          2,777,500                         12,283,027
   Sale of warrants                                             -                 -                                   4
   Note receivable from stockholder                             -                 -                             (48,175)
   Proceeds from notes payable and warrants to
     stockholders                                        2,000,000                -                           4,083,972
   Repayments of notes payable to stockholders                  -                 -                          (1,069,972)
   Proceeds from notes payable and warrants                     -                 -                           1,284,250
   Repayments of note payable                                   -                 -                            (255,000)
   Advances from stockholder                                    -                 -                             227,598
   Repayments of advances from stockholder                      -                 -                            (227,598)
   Increase in deferred offering costs                          -                 -                                  -
                                                               ---               ---                                ---

          Net cash provided by financing activities     24,709,421         2,777,500                         67,511,221
                                                        -----------      -------------                    ---------------

Net increase in cash and cash equivalents               20,297,860         1,509,187                         21,354,954

Cash and cash equivalents at beginning of period         1,057,094           758,721                                 -
                                                        -----------      -------------                    ---------------

Cash and cash equivalents at end of period           $  21,354,954      $  2,267,908                    $    21,354,954
                                                        -----------      -------------                    ---------------
                                                        -----------      -------------                    ---------------


See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)
                                   (Unaudited)

                                                                                                                           Deficit
                                                                                                                         accumulated
                                                                  Class A                Class B              Capital    during the
                                                               common stock           common stock         in excess of  development
                                                            Shares       Amount     Shares     Amount        Par Value      Stage
                                                            ------       ------     ------     ------        ---------      -----
Balance at December 31, 1998                             28,402,149    $284,022   3,140,665   $31,407     $53,430,130  $(57,220,407)
                                                         ----------    --------   ---------   -------     -----------  -------------

Exercise of options to purchase Class A common stock        193,400       1,934          -         -          467,530            -
Shares issued at $11.00 per share, net of expenses        2,304,023      23,041          -         -       23,679,978            -
Exercise of warrants to purchase Class A common stock       145,679       1,456          -         -          535,482            -
Warrants to purchase Class A common stock
   to be issued to consultants for services                       -           -          -         -        1,075,240            -
Shares issued at prices ranging from $5.00 per share
   to $15.00 per share as compensation for services
   rendered                                                  13,835         138          -         -          133,982            -
Accrual of interest on note receivable                                       -           -         -               -             -
Accrued dividend on preferred stock                               -          -           -         -           (5,400)           -
Conversion of Series G Preferred Stock                      377,102       3,771          -         -          344,041
Net loss                                                         -           -           -         -               -     (3,673,911)
Exchange of Class B stock for Class A stock                 594,733       5,947    (594,733)   (5,947)             -             -
                                                         ----------    --------   ---------   -------     -----------  -------------

Balance at March 31, 1999                                32,030,921    $320,309   2,545,932   $25,460     $79,660,983  $(60,894,318)
                                                         ----------    --------   ---------   -------     -----------  -------------
                                                         ----------    --------   ---------   -------     -----------  -------------



                                                              Series G           Note
                                                             Convertible      receivable
                                                              Preferred          from
                                                                Stock         Stockholder        Total
                                                                -----         -----------        -----

Balance at December 31, 1998                                $347,812         $(149,342)     $(3,276,378)
                                                            --------         ----------     ------------

Exercise of options to purchase Class A common stock              -                 -           469,464
Shares issued at $11.00 per share, net of expenses                -                 -        23,703,019
Exercise of warrants to purchase Class A common stock             -                 -           536,938
Warrants to purchase Class A common stock
   to be issued to consultants for services                       -                 -                -
Shares issued at prices ranging from $5.00 per share
   to $15.00 per share as compensation for services
   rendered                                                       -                 -           134,120
Accrual of interest on note receivable                            -                 -            (1,204)
Accrued dividend on preferred stock                               -                 -            (5,400)
Conversion of Series G Preferred Stock                      (347,812)               -                -
Net loss                                                          -                 -          (347,812)
Exchange of Class B stock for Class A stock                       -                 -                -
                                                            --------         ----------     ------------

Balance at March 31, 1999                                $      -            $(150,546)     $18,961,888
                                                            --------         ----------     ------------
                                                            --------         ----------     ------------

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                   Notes To Consolidated Financial Statements

                             March 31, 1999 and 1998


     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 and 1998, and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998. Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, included in its Form 10-K filed in March 1999. The results of operations for the three months March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

1.   LOSS PER SHARE:

     Loss per share is computed based on the weighted average number of common shares outstanding. The inclusion of common stock equivalents (warrants, options and convertible preferred stock) in this computation would be antidilutive.

2.   CAPITAL STOCK:

     On March 23, 1999 the Company sold 2,090,954 shares of its Class A Common Stock, at a price of $11.00 per share, for an aggregate purchase price of $23,000,494. The shares were sold to a group of accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. Pacific Growth Equities, Inc. acted as sole placement agent for the private placement, receiving a commission of approximately $1.2 million.

     On January 26, 1999 the Company issued warrants to purchase 275,000 shares of its Class A Common Stock at an exercise price of $4.00 per share, exercisable until January 26, 2004, (the "Warrants") to one (1) accredited investor. If, over any sixty (60) consecutive day period, the average of the averaged daily high and low prices of the Class A Common Stock, as reported by Bloomberg Information Services, Inc., exceeds seven dollars ($7.00), the Company may force the conversion of the Warrants. The Warrants were issued as consideration for a $2,000,000 promissory note, bearing no interest, due January 26, 2002. As a result of the private placement on March 23, 1999, the Company was required to convert the $2,000,000 promissory note into Common Stock. The Company issued 181,818 shares of Class A Common Stock valued at $11.00 per share in satisfaction of the outstanding principal amount of $2,000,000.

     In March of 1998, the Company raised $2,777,500, net of issuance costs of $222,500, through the placement of 150,000 shares of Series G Convertible Preferred Stock ("the Series G Stock") pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. The Series G Stock has a stated value of $20 per share, which accrues dividends payable quarterly in cash at 6% per annum. In addition to the Series G Stock, the Company issued warrants to purchase 75,000 shares of Class A Common Stock as part of the aforementioned transaction.

     Any unpaid dividends become due on the date conversion takes place. The Series G Stock ranks senior to the Company's common stock and junior to the Series A Cumulative Redeemable Preferred Stock. The Series G Stock is convertible by the holder, in increments, into the Company's Class A Common Stock based on the market price of the Company's Class A Common Stock at the time of conversion. The Series G Stock is convertible at the lesser of (a) $1.12, the average per share market value for the five trading days immediately preceding the original issue date and (b) 80 percent of the average of the five (5) lowest trade prices during the twenty-five calendar days immediately preceding the conversion date. All Series G Stock has been converted into 2,771,596 shares of Class A Common Stock. Of these 2,771,596 shares of Class A Common Stock, 2,394,494 shares were issued in 1998 and the remaining 377,102 shares were issued on February 18,1999.

     On October 19, 1997, the Company's Series A Cumulative Redeemable Preferred Stock became redeemable for a total amount of $468,000, for which demand for redemption has been made.

3.   NON-CASH FINANCING ACTIVITIES:

     The Company converted a $2,000,000 promissory note by issuing 181,818 shares of its Class A Common Stock.



CERTAIN FORWARD-LOOKING INFORMATION:

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding contingencies, future prospects, liquidity and capital expenditures herein under "Part I Financial Information--Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and detailed in our other filings with the Commission during the past 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business........Wave is creating a new, pay-per-use electronic commerce model for the delivery of digital information and services. We are involved in the research, development, and market testing of the Wave System, designed to meter the consumer's usage of electronic content and services. Electronic content and services refers to any data, graphic, software, video or audio sequence that can be digitally transmitted or stored. Under this model, electronic content and service providers use the Wave System to allow consumers to purchase use of their e-content on a pay-for-use basis, much like a phone card or a pay-per-view cable system. We believe that the Wave System can fundamentally change today's centralized e-commerce model by creating a distributed trust and security system, under which consumers will be able to make individual purchases of images, text, music or video, or make use of software, all from the consumer's desktop, by payment of a small fee for each purchase or use. This means that e-content can be consumed with more efficient and flexible pricing, broader distribution opportunities, greater protection against unauthorized usage and more secure, low-cost, and accurate collection of consumer usage data.

Our Market..........Our long-term strategy is to achieve broad market acceptance of the Wave System as a standard platform for electronic commerce. The growth of e-commerce is creating consumer demand for a powerful merchandising interface at the point of purchase, whether in the office or at home. E-content providers seek a system that will allow consumers to pay royalties easily and quickly for usage while allowing both customized and broad, inexpensive distribution. Consumers in turn seek enhanced control of their individual privacy and secure storage of sensitive information. We believe that there are three major weaknesses in the current e-content transaction market: inflexible pricing, weak security and lack of demographic feedback. The Inflexible pricing problem occurs when customers subscribe to an electronic content delivery system (an on-line news service, for example), and are required to pay an up-front fee for access to ALL of the content offered by the system, even though a subscriber may only use a small portion of the content. Weak security is a deterrent to consumer usage of e-commerce, as many electronic content delivery systems do not have sufficiently sophisticated cryptography and security systems in place to afford confidence to content providers with respect to unauthorized usage and piracy of their e-content. Lastly, existing e-content delivery systems provide very limited feedback data about customers' usage. We believe that by addressing these problems, we will be able to achieve widespread adoption of the Wave System as a standard for e-commerce.

Our Product.........The Wave System consists of an EMBedded Application Security
                    SYstem ("EMBASSY") in consumer devices that provides a core hardware and software foundation for consumers to purchase e-content and use software on a pay-per use basis. The EMBASSY system is a programmable, low cost "system within a system" that can perform independent transactions such as meter pay-per-use of e-content, store sensitive information such as identities, credit information and account balances, and run secure applications for pay-per-use access to software. The EMBASSY system is an open model based on secure smart card hardware technology that can be integrated into PCs, peripherals, set top boxes or used as an independent component. The WaveMeter application running in the EMBASSY system allows e-commerce transactions to occur without the expense of a real-time network connection for every transaction. We have started production of a software version of the WaveMeter application that offers many of the features of the hardware version, and we have implemented it as part of our Internet commerce server. The WaveMeter server enables e-content owners to securely sell usage of their intellectual property from a Web site. This secure e-content delivery service, offered through the Wave Meter server, does not require either the consumer or the publisher to install any additional hardware or software. The EMBASSY securely stores electronic funds and transaction information about the usage of electronic content to be transmitted securely to a central transaction processing center ("WaveNet") periodically. The WaveNet application manages encryption and decryption keys, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and can provide user and usage data to e- content owners. The Wave System is designed to be compatible with existing content delivery system such as CD-ROM, the Internet, and broadband services. Using these distribution systems, e-content providers can distribute their products in an encrypted or otherwise secured ("Wave-enabled") form, so it can be offered for sale through the EMBASSY system, which in turn allows consumers to purchase and access the e-content on an as-desired basis.

Our Partners........We are pursuing strategic relationships with software developers and hardware manufacturers developing e-content delivery. We have attracted other companies to port their applications and services to the Wave System and its EMBASSY platform, which we believe will in turn increase the value of the system to other potential deployment partners. During 1998, we established relationships with RSA Data Security, NEC Technologies, Pollex Technology, Hewlett-Packard's VerSecure division, Sun Microsystems, SMSC, ITE, IGST, Hauppauge Computer Systems and WavePhore. In 1999, we hope to expand the number of commitments from hardware manufacturers, including personal computer manufacturers, peripheral companies and other companies involved in e-commerce. Most recently, we entered into a strategic partnership with Sigma Designs, a leading producer of DVD/MPEG-2 decoder chips, OEM modules and add-in cards. Sigma intends to incorporate our EMBASSY technology into its products to be used in a variety of popular consumer electronics, such as PCs and set-top boxes. We have also partnered with Sarnoff Corporation to form inTelecast, a new company that will offer network services enabling broadcast delivery of digital content such as games, music, corporate data and Internet pages, to the consumer at speeds up to 300 times faster than a dial-up connection, utilizing unused bandwidth from the Digital Television spectrum. We also seek to expand the role of the Wave System and its EMBASSY platform as a general security device used in networks to enable telecommunications vendors and Internet service providers to provide virtual private networks and other new services.

Recent Financings...We are currently evaluating additional financing options. We may choose to raise capital from time to time, through equity or debt financings, in order to capitalize on business opportunities and market conditions. This would help to insure the continued development of our technology, products and services. In January 1999, we issued a $2 million convertible promissory note, which was subsequently converted into Class A common stock in March 1999. We also completed a $23 million private placement with institutional, strategic and accredited investors in March 1999, which we expect will be sufficient to fund operations through the third quarter of 2000. We cannot, however, assure you that we can raise additional financing in the future. While we do not have any material commitments for capital expenditures at this time, in order to bring the Wave System to market, we do anticipate spending additional amounts on contracting for software development, licensing key technologies, and purchasing inventory items such as computer chips and boards. Such spending will vary based on our performance.

Growth..............We are focusing on our operational and marketing infrastructure, in order to evolve our internal production and fulfillment systems. We plan also to increase the resources available to WaveNet to adapt to changing market requirements, and expand it to handle more end users, to implement more sophisticated pricing methodologies and to add greater financial system flexibility.

R&D.................We are a development stage company and have realized minimal operating revenues since our inception. At March 31, 1999, we had an accumulated deficit of approximately $60.9 million. We have made a substantial investment in research and development, and we expect that we will be required to continue to make substantial investments in our products and technology. For the years ended December 31, 1998, 1997, and 1996, we spent approximately $3.5 million, $2.1 million and $3.3 million, respectively, on research and development activities (which amounts include the value of stock issued). In addition, we licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997. From our inception in February 1988 through March 1999, we have spent approximately $19.3 million on research and development activities.

Nasdaq Listing......We filed an application with the Nasdaq Stock Market on
                    January 29, 1999, seeking to list our common stock on the Nasdaq National Market. While we believe that we presently meet the applicable listing standards, we cannot offer you any assurance that Nasdaq will approve our application. As of May 17, 1999, Nasdaq has not issued its decision.


         We are incorporated in Delaware, and were known previously as Indata Corp. and Cryptologics International, Inc. We changed our name to Wave Systems Corp. in January 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and our telephone number is (413) 243-1600.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     For the three months ended March 31, 1999 and March 31, 1998, we had only minimal operating revenues.

     Research and development expenses for the three months ended March 31, 1999 were $1,086,410, as compared to $538,821 for the comparable period of 1998, an increase of 102%. This increase is primarily attributable to an increase in headcount and consulting-related expenses during the first three months of 1999.

     Selling, general and administrative expense for the three months ended March 31, 1999 were $2,401,046, as compared to $1,420,875 for the comparable period of 1998, an increase of 69%. This substantial increase is primarily attributable to an increase in personnel, trade shows, equipment and other related costs associated with the development and marketing of new applications and new markets for our technology.

     Interest expense for the three months ended March 31, 1999 was $830,465, as compared to interest expense of $11,400 for the comparable period of 1998. This increase in interest expense is primarily attributable to a non-cash expense of approximately $666,000 for the value of warrants to acquire 275,000 shares of Common Stock issued as part of the bridge loan financing, and a non-cash interest charge of approximately $151,000 on a note to

   Southeast Interactive Technologies Fund I. On October 18, 1998, we amended the Southeast Interactive Technologies note so that it was convertible at any time from April 1, 1999 to April 18, 1999, reducing the conversion price to $0.95 per share. Additional warrants for 75,000 shares were issued as part of this amendment, and the fair value of these warrants was $106,000. Additionally, the fair value of the reduced conversion price was $274,000. We amortized such amounts as additional interest expense from the date that the note was amended and the warrant issued through the earliest conversion date of April 1, 1999. For the three months ended March 31, 1999, approximately $151,000 of the value of the reduced conversion rate was recorded as interest expense.

     We recognized $625,000 of license fees from the Internet Technology Group, PLC, pursuant to a licensing technology agreement executed in 1997. We did not receive any license fees in the three months ended March 31, 1998.

     Due to the reasons set forth above, our net loss for the three months ended March 31, 1999 was $3,673,911, as compared to $1,957,268 for the comparable period of 1998. We did not receive any cash license fee payments in the three months ended March 31, 1999 and the net loss for that period to common stockholders was $3,679,311 as compared to $2,095,060 for the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We have experienced net losses and negative cash flow from operations since our inception, and, as of March 31, 1999, had a $60,894,318 deficit accumulated during the development stage, and stockholders' equity of $18,961,888. We have financed our operations through March 31, 1999 principally through:

   - the private placement of Class A and B Common Stock for an aggregate amount of $31,201,931 before expenses;

   - the issuance of $2,873,250 in aggregate principal amount of our 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock);

   - the sale of 3,728,200 shares of our Class A Common Stock in an initial public offering raising approximately $15,711,000 after expenses;

   - the private placement of 800,000 shares of Class A Common Stock raising $800,000 before expenses; and

   - the private placements of convertible preferred stock for an aggregate amount of $13,350,000 before expenses.

     At March 31, 1999, we had $21,354,954 in cash and cash equivalents. At December 31, 1998, we had $1,057,094 in cash and cash equivalents. We did not hold any marketable securities at March 31, 1999 or December 31, 1998. The increase in cash and cash equivalents is primarily attributable to cash proceeds from private placements during the first quarter of 1999. In January 1999, we issued a $2 million convertible promissory note, which was subsequently converted into Class A common stock in March 1999. We also completed a $23 million private placement with institutional, strategic and accredited investors in March 1999. On March 6, 1998, we sold 150,000 shares of newly created Series G Convertible Preferred Stock to one accredited investor at a price of $20 per share, for an aggregate purchase price of $3,000,000, which was converted into 2,771,596 shares of Class A Common Stock. We also issued warrants to purchase a total of 225,000 shares of Class A Common Stock at an exercise price of $1.38 per share, exercisable until October 9, 2002. On October 19, 1997, the Company's Series A Cumulative Redeemable Preferred Stock became redeemable for a total amount of $468,000, for which demand for redemption has been made.

     As of December 31, 1998, we had available net operating loss carryforwards for Federal income tax purposes of approximately $47.6 million. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there has been such a cumulative change in ownership. However, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994.

     At March 31, 1999, we had working capital of $18,246,984. We expect we may incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1999, due to minimal revenues and increased sales and marketing expenses associated with initial market entry, and continued research and development costs. We anticipate that our existing capital resources will be adequate, however, to satisfy our capital requirements into the third quarter of 2000. In order to continue operations, we will need to raise additional funds through public or private financings. We have no current commitment to obtain additional funds, nor can we state the amount or source of such additional funds.

YEAR 2000 ISSUES

     The Year 2000 issue results from computer programs written using two digits rather than four to define the applicable year. Any of our computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     We have made an assessment with regard to whether our own internal information systems are Year 2000 compliant. Since January 1998, in addition to updating employee computers and workstations, we have upgraded various accounting, telecommunications, customer care systems and transaction systems at an aggregate cost of approximately $620,000, with systems that are warranted by the vendors to be Year 2000 compliant. To the extent we purchase additional systems, we require that such systems are warranted by the vendors to be Year 2000 compliant. We continue to seek assurances from our existing vendors whose systems are not warranted to be Year 2000 compliant that such systems will be Year 2000 compliant. We employ a manager of management information systems, whose responsibilities include oversight of Year 2000 compliance. We do not separately track the internal costs incurred for Year 2000 projects, which are principally the related payroll costs for our information systems personnel. Although we do not believe that any additional Year 2000 compliance-related costs will be significant, we cannot assure you that that costs incurred to address unanticipated issues would not have a material adverse effect on our business, operating results and financial conditions. Any failure of third-party equipment or software comprising any part of our systems to operate properly with regard to Year 2000 and thereafter could require us to incur unanticipated expenses to address associated problems, which could have a material adverse effect on our business, operating results and financial condition.

     We believe, based on an internal assessment, that the current versions of our software products are Year 2000 compliant. We have no plan to ascertain whether the internal systems and products of our potential future customers are Year 2000 compliant. We may in the future be subject to claims based on Year 2000 problems in others' products or issues arising from the integration of multiple products within an overall system. Although we have not been involved in any litigation or proceeding to date involving our products or services related to Year 2000 issues, we cannot assure you that we will not in the future be required to defend our products or services or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, and any of our liabilities for Year 2000-related damages, including consequential damages, could have a material adverse effect on our business, operating results and financial condition.

     We do not have any specific contingency plans if any Year 2000 problems develop with respect to our embedded systems or systems acquired from vendors. Contingency plans will be developed if we identify instances of noncompliance, and such noncompliance is expected to have a material adverse impact on our operations. The cost of developing and implementing such plans may itself be material.

     Year 2000 issues may affect the purchasing patterns of customers and potential customers in a variety of ways. Many companies are expending significant resources to replace or remedy their current hardware and software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by us. We do not believe that there is any practical way to ascertain the extent of, and have no plan to address problems associated with such a reduction in purchasing resources of our customers.

   Any such reduction could, however, result in a material adverse effect on our business, operating results and financial condition. The Year 2000 problem is pervasive and complex, as virtually every computer operation will be affected in some way. Consequently, you should understand that Year 2000 compliance may not be achieved without significant additional costs to us.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


PART II - OTHER INFORMATION

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

                  27       Financial Data Schedule

         Reports on Form 8-K:  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 17, 1999

                           WAVE SYSTEMS CORP.
                           (Registrant)


                           By:  /s/ Peter J. Sprague
                                ------------------------------------------------
                           Name:    Peter J. Sprague
                           Title:   Chairman, Chief Executive Officer
                                    Duly Authorized Officer of the Registrant)


                           By:  /s/ Gerard T. Feeney
                                ------------------------------------------------
                           Name:    Gerard T. Feeney
                           Title:   Chief Financial Officer