Form 10-Q
period 1999-06-30
WAVE SYSTEMS CORP
filed 1999-08-16
CIK 919013

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Yes  X   No

         The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999: 34,142,662 shares of Class A Common Stock and 2,280,823 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                           Consolidated Balance Sheets

         ASSETS                                                                    June 30,        December 31,
                                                                                    1999               1998
                                                                                ------------       ------------
                                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                                    $ 19,989,416       $  1,057,094
   Prepaid expenses and other receivables                                            928,816              5,000
                                                                                ------------       ------------

         Total current assets                                                     20,918,232          1,062,094

Property and equipment, net                                                        1,356,604            888,261
Other assets                                                                         139,215            107,457
                                                                                ------------       ------------

                                                                                  22,414,051          2,057,812
                                                                                ------------       ------------
                                                                                ------------       ------------
         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Accounts payable and accrued expenses                                           2,880,347          3,029,158
   Deferred license fee                                                                   --          1,250,000
   Note payable                                                                      577,219            561,831
                                                                                ------------       ------------

         Total current liabilities                                                 3,457,566          4,840,989
                                                                                ------------       ------------

Series A Cumulative Redeemable Preferred Stock, $.01 par value
   360 shares issued and outstanding in 1999 and 1998; involuntary
   liquidation value of, $504,001 in 1999 and $493,201 in 1998                       504,001            493,201
                                                                                ------------       ------------

Stockholders' Equity (deficiency):
   Series G Convertible Preferred stock, $.01 par value. 150,000 shares
     authorized and 20,000 outstanding in 1998                                            --            347,812
   Common stock, $.01 par value.  Authorized 75,000,000 shares as Class A;
     issued and outstanding 34,142,662 in 1999 and 28,402,149 in 1998                341,427            284,022
   Common stock, $.01 par value.  Authorized 13,000,000 shares as Class B;
      issued and outstanding 2,280,823 in 1999 and 3,140,665 in 1998                  22,808             31,407
   Capital in excess of par value                                                 83,297,001         53,430,130
   Deficit accumulated during the development stage                              (65,057,001)       (57,220,407)
   Less:  Note receivable from stockholder, including accrued interest
     of $103,576 in 1999 and $101,167 in 1998                                       (151,751)          (149,342)
                                                                                ------------       ------------

         Total stockholders' equity (deficiency)                                  18,452,484         (3,276,378)
                                                                                ------------       ------------

Commitments and contingencies

                                                                                $ 22,414,051       $  2,057,812
                                                                                ------------       ------------
                                                                                ------------       ------------

     See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                      Period from
                                                                                                                      February 12,
                                                                                                                         1988
                                                                                                                      (inception)
                                                   Three months ended                   Six months ended               through
                                             June 30, 1999     June 30, 1998      June 30, 1999    June 30, 1998     June 30, 1999
Net revenue                                  $      2,283      $      3,902      $      4,681      $     12,515      $     27,044


Operating expenses:

   Selling, general, and administrative         3,446,823         2,563,079         5,847,869         3,983,954        43,158,541

   Write-off of goodwill                               --                --                --                --           769,886

   Aladdin license and in-process
     research and development expenses                 --                --                --                --         3,889,000

   Research and development                     1,562,771           783,575         2,649,181         1,322,396        20,903,962

                                                5,009,594         3,346,654         8,497,050         5,306,350        68,721,389

Other income (expense):

   License fee                                    625,000         1,500,000         1,250,000         1,500,000         5,000,000

   License warrant cost                                --                --                --                --        (1,100,000)

   Interest income                                220,630            20,683           237,242            25,898         1,406,583

   Interest expense                                (1,002)          (12,975)         (831,467)          (24,375)       (1,681,959)

   Other income                                        --                --                --                --            12,720

                                                  844,628         1,507,708           655,775         1,501,523         3,637,344


         Net loss                              (4,162,683)       (1,835,044)       (7,836,594)       (3,792,312)      (65,057,001)

Accrued dividends on preferred stock
(including accretion of assured
incremental yield on preferred stock of
$0 in 1999, $750,000 in 1998)                       5,400           675,405            10,800           813,197         4,348,158



         Net loss to common stockholders     $ (4,168,083)     $ (2,510,449)     $ (7,847,394)     $ (4,605,509)     $(69,405,159)

Weighted average number of common
shares outstanding during the period           35,341,873        28,078,432        33,709,337        27,718,566        12,534,350


Loss per common share                        $      (0.12)     $      (0.09)     $      (0.23)     $      (0.17)     $      (5.54)


      See accompanying notes to unaudited consolidated financial statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               Period from
                                                                                            February 12, 1988
                                                                                           (date of inception)
                                                                 Six months ended               through
                                                             June 30,         June 30,          June 30,
                                                               1999             1998             1999
                                                               ----             ----             ----
Cash flows from operating activities:
   Net loss                                                $(7,836,594)     $(3,792,312)     $(65,057,001)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Write-off of goodwill                                          --               --           769,886
     Depreciation and amortization                             191,046          168,079         1,711,155
     Reserve for note from affiliate                                --               --         1,672,934
     Accrued interest on marketable securities                      --               --          (106,962)
     Noncash expenses:
       Accretion of assured incremental yield on
          convertible debt                                          --               --           119,000
       Common stock issued in connection with
          License and Cross-License Agreement                       --               --         1,124,960
       Common stock issued for services rendered
          and additional interest on borrowings                134,120          259,477         3,459,666
       Warrants issued as compensation for services          1,075,240               --         2,622,064
       Issuance of warrants to Aladdin                              --               --         2,939,000
       Accrued interest on note payable                         15,388           24,376           121,219
       Preferred stock issued for services rendered                 --               --           265,600
       Compensation associated with issuance of
          stock options                                             --               --           634,463
       Amortization of deferred compensation                        --               --           398,660
       Amortization of discount on notes payable                    --               --           166,253
       Common stock issued by principal stockholder
          for services rendered                                     --               --           565,250
     Changes in assets and liabilities:
       Increase in accrued interest on note receivable          (2,409)              --          (103,577)
       Increase in prepaid expenses and
          other receivables                                   (923,816)              --          (928,816)
       Increase in other assets                                (31,758)         (18,962)         (154,131)
       Increase (decrease) in deferred revenue              (1,250,000)       2,547,005                 0
       Increase (decrease) in accounts payable and
          accrued expenses                                    (148,811)          16,335         3,017,859
                                                           -----------      -----------      ------------

          Net cash used in operating activities             (8,777,594)        (796,002)      (46,762,518)
                                                           -----------      -----------      ------------


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)



                                                                                               Period from
                                                                                            February 12, 1988
                                                                                           (date of inception)
                                                                  Six months ended               through
                                                               June 30,         June 30,         June 30,
                                                                1999             1998             1999
Cash flows from investing activities:
   Acquisition of property and equipment                      (659,389)        (179,035)       (2,838,233)
   Short-term loans to affiliate                                    --               --        (1,672,934)
   Organizational costs                                             --               --           (14,966)
   Purchase of marketable securities-held to maturity               --               --       (27,546,769)
   Maturity of marketable securities-held to maturity               --               --        27,653,731
                                                           -----------      -----------      ------------

          Net cash used in investing activities               (659,389)        (179,035)       (4,419,171)
                                                           -----------      -----------      ------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock               26,369,305        3,447,005        54,892,999
   Net proceeds from issuance of preferred stock
     and warrants                                                   --        2,777,500        12,283,027
   Sale of warrants                                                 --               --                 4
   Note receivable from stockholder                                 --               --           (48,175)
   Proceeds from notes payable and warrants to
     stockholders                                            2,000,000               --         4,083,972
   Repayments of notes payable to stockholders                      --               --        (1,069,972)
   Proceeds from notes payable and warrants                         --               --         1,284,250
   Repayments of note payable                                       --               --          (255,000)
   Advances from stockholder                                        --               --           227,598
   Repayments of advances from stockholder                          --               --          (227,598)
   Increase in deferred offering costs                              --               --                --
                                                           -----------      -----------      ------------

          Net cash provided by financing activities         28,369,305        6,224,505        71,171,105
                                                           -----------      -----------      ------------

Net increase in cash and cash equivalents                   18,932,322        5,249,468        19,989,416

Cash and cash equivalents at beginning of period             1,057,094          758,721                --
                                                           -----------      -----------      ------------

Cash and cash equivalents at end of period                 $19,989,416      $ 6,008,189      $ 19,989,416
                                                           -----------      -----------      ------------
                                                           -----------      -----------      ------------


     See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
            Consolidated Statements of Stockholders' Equity (deficit)
                         Six Months Ended June 30, 1999
                                   (Unaudited)


                                           SERIES G
                                          CONVERTIBLE
                                           PREFERRED          CLASS A COMMON STOCK          CLASS B COMMON STOCK
                                             STOCK          SHARES          AMOUNT        SHARES            AMOUNT
                                           ---------       ----------      --------      ----------       --------
Balance at December 31, 1998               $ 347,812       28,402,149      $284,022       3,140,665       $ 31,407
                                           ---------       ----------      --------      ----------       --------

Shares issued at $11.00 per
  share, net of expenses                          --        2,122,205        21,222              --             --

Conversion of bridge-loan to
  Class A common stock                            --          181,818         1,819              --             --

Exercise of warrants to purchase
  Class A common stock                            --        1,848,767        18,487              --             --

Exercise of options to purchase
  Class A common stock                            --          336,944         3,369              --             --

Exchange of Class B stock for
  Class A common stock                            --          859,842         8,599        (859,842)        (8,599)

Warrants to purchase Class A
  common stock to be issued to
  consultants for services                        --               --            --              --             --

Shares issued at prices ranging from
$5.00 per share to $15.00 per share
as compensation for services rendered             --           13,835           138              --             --


Accrual of interest on note
  receivable                                      --               --            --              --             --

Conversion of Series G preferred            (347,812)         377,102         3,771              --             --
  stock

Accrued dividend on preferred
  stock                                            0               --            --              --             --

Net loss                                          --               --            --              --             --

                                           ---------       ----------      --------      ----------       --------

Balance at June 30, 1999                   $       0       34,142,662      $341,427       2,280,823       $ 22,808
                                           ---------       ----------      --------      ----------       --------
                                           ---------       ----------      --------      ----------       --------

                                                                 DEFICIT
                                                               ACCUMULATED
                                            CAPITAL IN         DURING THE     NOTE RECEIVABLE
                                              EXCESS           DEVELOPMENT        FROM
                                           OF PAR VALUE           STAGE         STOCKHOLDER        TOTAL
                                           ------------       ------------       ---------       ------------
Balance at December 31, 1998               $ 53,430,130       $(57,220,407)      $(149,342)      $ (3,276,378)
                                           ------------       ------------       ---------       ------------

Shares issued at $11.00 per
  share, net of expenses                     21,657,367                 --              --         21,678,589

Conversion of bridge-loan to
  Class A common stock                        1,998,181                 --              --          2,000,000

Exercise of warrants to purchase
  Class A common stock                        3,864,634                 --              --           3,883,121

Exercise of options to purchase
  Class A common stock                          804,226                 --              --            807,595

Exchange of Class B stock for
  Class A common stock                               --                 --              --                 --

Warrants to purchase Class A
  common stock to be issued to
  consultants for services                    1,075,240                 --              --          1,075,240

Shares issued at prices ranging from
$5.00 per share to $15.00 per share
as compensation for services rendered           133,982                 --              --            134,120



Accrual of interest on note
  receivable                                         --                 --          (2,409)            (2,409)

Conversion of Series G preferred                344,041                 --              --                 --
  stock

Accrued dividend on preferred
  stock                                         (10,800)                --              --            (10,800)

Net loss                                             --         (7,836,594)             --         (7,836,594)


                                           ------------       ------------       ---------       ------------

Balance at June 30, 1999                   $ 83,297,001       $(65,057,001)      $(151,751)      $ 18,452,484
                                           ------------       ------------       ---------       ------------
                                           ------------       ------------       ---------       ------------


See accompanying notes to unaudited consolidated financial statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                   Notes To Consolidated Financial Statements

                             June 30, 1999 and 1998


     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999 and 1998, and the results of its operations and cash flows for the six months ended June 30, 1999 and 1998. Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, included in its Form 10-K filed in March 1999. The results of operations for the six months June 30, 1999 are not necessarily indicative of the operating results for the full year.

2.   LOSS PER SHARE:

     Loss per share is computed based on the weighted average number of common shares outstanding. The inclusion of common stock equivalents (warrants, options and convertible preferred stock) in this computation would be antidilutive.

3.   CAPITAL STOCK:

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

     On January 26, 1999 the Company issued warrants to purchase 275,000 shares of its Class A Common Stock at an exercise price of $4.00 per share, exercisable until January 26, 2004, (the "Warrants") to one (1) accredited investor. If, over any sixty (60) consecutive day period, the average of the averaged daily high and low prices of the Class A Common Stock, as reported by Bloomberg Information Services, Inc., exceeds seven dollars ($7.00), the Company may force the conversion of the Warrants. The Warrants were issued as consideration for a $2,000,000 promissory note, bearing no interest, due January 26, 2002. As a result of the private placement on March 23, 1999, the Company was required to convert the $2 million promissory note into Common Stock. The Company issued 181,818 shares of Class A Common Stock in satisfaction of the outstanding principal amount of $2,000,000.

     On May 19, 1999 the Company issued 1,216,136 shares of the Company's Class A common stock to Aladdin Knowledge Systems, Ltd. upon the exercise by Aladdin of its warrant at an exercise price of $1.70 per share. The company issued two warrants to Aladdin in connection with a technology license agreement on July 18, 1997. Warrant number one was exercised on May 19, 1999. The second warrant provides the holder with the right to acquire 7% of the Company's Class A common stock on a fully diluted basis for the average closing price for the 15 trading days prior to exercise. During June of 1998, Aladdin exercised a portion of the second warrant and still has the right to acquire shares approximating 3.45% of the Company's Class A common stock.

1.   PREPAID EXPENSES AND OTHER RECEIVABLES:

       On April 19, 1999 the Company and Sarnoff Corporation announced the planned formation of inTelecast, a joint venture whose mission is to provide secure data broadcast architecture, infrastructure and content services for Digital Television broadcasting to the personal computer. The Fantastic Corporation, a provider of broadband multimedia solutions has agreed to enter into a relationship with inTelecast which allows inTelecast to offer broadcasters proven broadband multimedia solutions for seamless packaging, management, broadcasting and viewing of TV-quality digital content. As part of this relationship, inTelecast and The Fantastic Corporation, signed a software License agreement. At the end of June, the Company paid on behalf of the joint venture $500,000 to Fantastic for the license of technology to the joint venture by Fantastic. The company has recorded the initial payment in the company's Balance sheet under Prepaid expenses and other receivables.


       On June 9, 1999 the company and PC Free Inc., a worldwide customer-based computer system provider signed an agreement to embed the company's EMBASSY E-commerce system in PC Free's computer systems. Part of the agreement required the company to advance PC Free Inc. $240,000 which is an advance of projected future revenue sharing. The $240,000 advance is recorded in the company's Balance sheet under Prepaid expenses and other receivables. As consideration for the advance, the company shall receive from PC Free Inc. a warrant to purchase the stock of PC Free. The company is currently evaluating the value of the warrant of PC Free shares received and when determined, will allocate the $240,000 payment between the warrant and the prepaid revenue sharing.

4.     NON-CASH FINANCING ACTIVITIES:

       On March 23, 1999, the Company converted a $2,000,000 promissory note by issuing 181,818 shares of its Class A Common Stock.

5.    SUBSEQUENT EVENTS:

       On July 28, 1999, the company announced it had acquired all of the outstanding common and preferred shares of N*ABLE Technologies, a security solutions company in exchange for 2,781,263 shares of the company's Class A Common Stock. The transaction is intended to be accounted for under the pooling of interest method of accounting. The following is summary financial information for N*Able as of, and for the year ended, June 30, 1999:

          Assets         $1,370,200
          Liabilities    $  592,875
          Equity         $  777,325
          Revenue        $    3,798
          Net Loss       $5,197,514

       The Company is currently accumulating the required historical and pro forma financial information required to be disclosed in connection with this transaction. Such information will be provided in an amended Form 8-K to be filed by the Company.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business........Wave is creating a new, pay-per use electronic commerce model for the delivery of digital information and services. We are involved in the research, development, and market testing of the Wave System, designed to meter the consumer's usage of electronic content and services. Electronic content and services refers to any data, graphic, software, video or audio sequence that can be digitally transmitted or stored. Under this model, electronic content and service providers use the Wave System to allow consumers to purchase use of their e-content on a pay-for-use basis, much like a phone card or a pay-per-view cable system. We believe that the Wave System can fundamentally change today's centralized e-commerce model by creating a distributed trust and security system, under which consumers will be able to make individual purchases of images, text, music or video, or make use of software, all from the consumer's desktop, by payment of a small fee for each purchase or use. This means that e-content can be consumed with more efficient and flexible pricing, broader distribution opportunities, greater protection against unauthorized usage and more secure, low-cost, and accurate collection of consumer usage data.

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

Our Product.........The Wave System consists of an EMBedded Application Security
                    SYstem ("EMBASSY") in consumer devices that provides a core hardware and software foundation for consumers to purchase e-content and use software on a pay-per use basis. The EMBASSY system is a programmable, low cost "system within a system" that can perform independent transactions such as meter pay-per-use of e-content, store sensitive information such as identities, credit information and account balances, and run secure applications for pay-per-use access to software. The EMBASSY system is an open model based on secure smart card hardware technology that can be integrated into PCs, peripherals, set top boxes or used as an independent component. The WaveMeter application running in the EMBASSY system allows e-commerce transactions to occur without the expense of a real-time network connection for every transaction. We have started production of a software version of the WaveMeter application that offers many of the features of the hardware version, and we have implemented it as part of our Internet commerce server. The WaveMeter server enables e-content owners to securely sell usage of their intellectual property from a Web site. This secure e-content delivery service, offered through the Wave Meter server, does not require either the consumer or the publisher to install any additional hardware or software. The EMBASSY securely stores electronic funds and transaction information about the usage of electronic content to be transmitted securely to a central transaction processing center ("WaveNet") periodically. The WaveNet application manages encryption and decryption keys, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and can provide user and usage data to e-content owners. The Wave System is designed to be compatible with existing content delivery system such as CD-ROM, the Internet, and broadband services. Using these distribution systems, e-content providers can distribute their products in an encrypted or otherwise secured ("Wave-enabled") form, so it can be offered for sale through the EMBASSY system, which in turn allows consumers to purchase and access the e-content on an as-desired basis.

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

Recent Financings...We are currently evaluating additional financing options. We may choose to raise capital from time to time, through equity or debt financings, in order to capitalize on business opportunities and market conditions. This would help to insure the continued development of our technology, products and services. In January 1999, we issued a $2 million convertible promissory note, which was subsequently converted into Class A common stock in March 1999. We also completed a $23 million private placement with institutional, strategic and accredited investors in March 1999, which we expect will be sufficient to fund operations through the end of 1999. We cannot, however, assure you that we can raise additional financing in the future. While we do not have any material commitments for capital expenditures at this time, in order to bring the Wave System to market, we do anticipate spending additional amounts on contracting for software development, licensing key technologies, and purchasing inventory items such as computer chips and boards. Such spending will vary based on our performance.

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

R&D.................We are a development stage company and have realized minimal operating revenues since our inception. At June 30, 1999, we had an accumulated deficit of approximately $65.1 million. We have made a substantial investment in research and development, and we expect that we will be required to continue to make substantial investments in our products and technology. For the years ended December 31, 1998, 1997, and 1996, we spent approximately $3.5 million, $2.1 million and $3.3 million, respectively, on research and development activities (which amounts include the value of stock issued). In addition, we licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in

                    July 1997. From our inception in February 1988 through June 1999, we have spent approximately $20.9 million on research and development activities.

Nasdaq Listing......We filed an application with the Nasdaq Stock Market on January 29, 1999, seeking to list our common stock on the Nasdaq National Market. As of May 27, 1999 we were re-listed on the Nasdaq National Market.


         We are incorporated in Delaware, and were known previously as Indata Corp. We changed our name to Wave Systems Corp. in January 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and our telephone number is (413) 243-1600.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     For the three months ended June 30, 1999 and June 30, 1998, we had only minimal operating revenues.

     Research and development expenses for the three months ended June 30, 1999 were $1,562,771, as compared to $783,575 for the comparable period of 1998, an increase of 99%. This increase is primarily attributable to an increase in headcount and consulting-related expenses during the three months ended June 30, 1999.

     Selling, general and administrative expenses for the three months ended June 30, 1999 were $3,446,823, as compared to $2,563,079 for the comparable period of 1998, an increase of 34%. This increase is primarily attributable to an increase in personnel, consultants and professional fees, trade shows, equipment and other related costs associated with the development and marketing of new applications and new markets for our technology.

     Interest income for the three months ended June 30, 1999 was $220,630, as compared to $20,683 for the comparable period of 1998. The increase in interest income is primarily attributable to an increase in interest-bearing assets, which were a direct result of the private placement of Class A Common Stock for an aggregate purchase price of $23,000,494.

     We recognized $625,000 as compared to $1,500,000, respectively for the three months ended June 30, 1999 and June 30, 1998 of license fees from the Internet Technology Group, PLC, pursuant to a licensing technology agreement executed in 1997. The $625,000 recognized this quarter was the final portion of license fee of the Deferred license fee to be recognized.

     Due to the reasons set forth above, our net loss for the three months ended June 30, 1999 was $4,162,683, as compared to $1,835,044 for the comparable period of 1998. We did not receive any cash license fee payments in the three months ended June 30, 1999 and the net loss for the three months ended June 30, 1999 to common stockholders was $4,168,083 as compared to $2,510,449 for the comparable period of 1998.


SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     Research and development expenses for the six months ended June 30, 1999 were $2,649,181, as compared to $1,322,396 for the comparable period of 1998. This 100% increase in research and development expenses was primarily attributable to an increase in headcount and consultant costs associated with the design and development of the Company's proprietary integrated circuit technology.

     Selling, general and administrative expenses for the six months ended June 30, 1999 were $5,847,869 as compared to $3,983,954 for the comparable period of 1998. The 47% increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, consultants and professional fees, trade shows, equipment and other related costs associated with the development and marketing of new applications and new markets for the Company's technology.

     Interest income for the six months ended June 30, 1999 was $237,242, as compared to $25,898 for the comparable period of 1998. The increase in interest income is primarily attributable to an increase in interest-bearing assets, which were a direct result of the private placement of Class A Common Stock for an aggregate purchase price of $23,000,494.

     Interest expense for the six months ended June 30, 1999 was $831,467, as compared to interest expense of $24,375 for the comparable period of 1998. This increase in interest expense is primarily attributable to a non-cash expense of approximately $666,000 for the value of warrants to acquire 275,000 shares of Common Stock issued as part of the bridge loan financing, and a non-cash interest charge of approximately $151,000 on a note to Southeast Interactive Technologies Fund I. On October 18, 1998, we amended the Southeast Interactive Technologies note so that it was convertible at any time from April 1, 1999 to April 18, 1999, reducing the conversion price to $0.95 per share. Additional warrants for 75,000 shares were issued as part of this amendment, and the fair value of these warrants was $106,000. Additionally, the fair value of the reduced conversion price was $274,000. We amortized such amounts as additional interest expense from the date that the note was amended and the warrant issued through the earliest conversion date of April 1, 1999. During the first quarter of 1999, approximately $151,000 of the value of the reduced conversion rate was recorded as interest expense.

     Due to the reasons set forth above, the Company's net loss for the six months ended June 30, 1999 was $7,836,594 as compared to $3,792,312 for the comparable period of 1998. The net loss for the six months ended June 30, 1998 to common stockholders was $7,847,394 as compared to $4,605,509 for the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We have experienced net losses and negative cash flow from operations since our inception, and, as of June 30, 1999, had a $65,057,001 deficit accumulated during the development stage, and stockholders' equity of $18,452,484. We have financed our operations through June 30, 1999 principally through:

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

     At June 30, 1999, we had $19,989,416 in cash and cash equivalents. At December 31, 1998, we had $1,057,094 in cash and cash equivalents. We did not hold any marketable securities at June 30, 1999 or December 31, 1998. The increase in cash and cash equivalents is primarily attributable to cash proceeds from private placements during the first quarter of 1999. In January 1999, we issued a $2 million convertible promissory note, which was subsequently converted into Class A common stock in March 1999. We also completed a $23 million private placement with institutional, strategic and accredited investors in March 1999. On March 6, 1998, we sold 150,000 shares of newly created Series G Convertible Preferred Stock to one accredited investor at a price of $20 per share, for an aggregate purchase price of $3,000,000, which was converted into 2,771,596 shares of Class A Common Stock. We also issued warrants to purchase a total of 225,000 shares of Class A Common Stock at an exercise price of $1.38 per share, exercisable until October 9, 2002. On

   October 19, 1997, the Company's Series A Cumulative Redeemable Preferred Stock became redeemable for a total amount of $468,000, for which demand for redemption has been made.

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

     At June 30, 1999, we had working capital of $17,460,666. We expect we may incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1999, due to minimal revenues and increased sales and marketing expenses associated with initial market entry, and continued research and development costs. We anticipate that our existing capital resources will be adequate, however, to satisfy our capital requirements through year-end 1999. In order to continue operations, we will need to raise additional funds through public or private financings. We have no current commitment to obtain additional funds, nor can we state the amount or source of such additional funds.

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

Dated:  August 16, 1999

                            WAVE SYSTEMS CORP.
                            (Registrant)


                            By:  /s/ Peter J. Sprague
                                 ----------------------------------------------
                            Name:    Peter J. Sprague
                            Title:   Chairman, Chief Executive Officer
                                     Duly Authorized Officer of the Registrant)


                            By:  /s/ Gerard T. Feeney
                                 ----------------------------------------------
                            Name:    Gerard T. Feeney
                            Title:   Chief Financial Officer