Form 10-Q
period 1999-09-30
WAVE SYSTEMS CORP
filed 1999-11-15
CIK 919013

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-24752

                               Wave Systems Corp.
                               ------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3477246
           --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               480 Pleasant Street
                            Lee, Massachusetts 01238
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (413) 243-1600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

         The number of shares outstanding of each of the issuer's classes of common stock as of November 9, 1999: 38,123,140 shares of Class A Common Stock and 2,125,507 shares of Class B Common Stock.
================================================================================

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                           Consolidated Balance Sheets

                                     ASSETS                                         September 30,      December 31,
                                                                                        1999               1998
                                                                                    ------------       ------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                        $ 13,123,125       $  4,451,175
   Prepaid expenses and other receivables                                              1,614,688             67,500
                                                                                    ------------       ------------
         Total current assets                                                         14,737,813          4,518,675

Property and equipment, net                                                            1,977,692          1,342,229
Other assets                                                                             194,846            163,087
                                                                                    ------------       ------------
                                                                                      16,910,351          6,023,991
                                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                               4,290,344          3,477,803
   Deferred license fee                                                                     --            1,250,000
   Note payable                                                                             --              561,831
                                                                                    ------------       ------------

         Total current liabilities                                                     4,290,344          5,289,634
                                                                                    ------------       ------------

Series A Cumulative Redeemable Preferred Stock, $.01 par value
   360 shares issued and outstanding in 1999 and 1998; involuntary
   liquidation value of $493,201 in 1998                                                    --              493,201
                                                                                    ------------       ------------
Stockholders' Equity:
   Series G Convertible Preferred stock, $.01 par value. 150,000 shares
     authorized and 20,000 outstanding in 1998                                              --              347,812
   Common stock, $.01 par value.  Authorized 75,000,000 shares as Class A;
     issued and outstanding 37,906,988 in 1999 and 30,682,970 in 1998 (note 5)           379,070            306,830
   Common stock, $.01 par value.  Authorized 13,000,000 shares as Class B;
     issued and outstanding 2,166,507 in 1999 and 3,140,665 in 1998                       21,665             31,407
   Capital in excess of par value                                                     96,494,794         64,919,050
   Deficit accumulated during the development stage                                  (84,122,567)       (65,214,601)
   Less: Note receivable from stockholder, including accrued interest
     of $104,780 in 1999 and $101,167 in 1998                                           (152,955)          (149,342)
                                                                                    ------------       ------------

         Total stockholders' equity                                                   12,620,007            241,156
                                                                                    ------------       ------------
Commitments and contingencies
                                                                                    $ 16,910,351       $  6,023,991
                                                                                    ============       ============

     See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                Period from
                                                                                                                February 12,
                                                                                                                    1988
                                                                                                                (inception)
                                                  Three months ended                 Nine months ended            through
                                            September 30,    September 30,    September 30,    September 30,    September 30,
                                                1999             1998             1999             1998             1999
                                            ------------     ------------     ------------     ------------     ------------
Revenues, net                               $     51,002     $     10,827     $     70,229     $     47,763     $    144,789
   Cost of Sales                                  24,226            7,761           34,974           32,182           87,171
                                            ------------     ------------     ------------     ------------     ------------
Gross Margin                                      26,776            3,066           35,255           15,581           57,618
                                            ------------     ------------     ------------     ------------     ------------
Operating expenses:
   Selling, general, and administrative        4,065,242        2,677,394       11,086,650        7,632,781       52,063,425
   Acquisition Expenses (note 5)               1,494,000                0        1,494,000                0        1,494,000
   Write-off of goodwill                            --               --               --               --            769,886
   Aladdin license and in-process
     research and development expenses              --               --               --               --          3,889,000
   Research and development                    2,967,458        1,967,357        7,281,088        4,588,917       29,986,898
                                            ------------     ------------     ------------     ------------     ------------
                                               8,526,700        4,644,751       19,861,738       12,221,698       88,203,209
                                            ------------     ------------     ------------     ------------     ------------
Other income (expense):

   License fee                                      --            625,000        1,250,000        2,125,000        5,000,000
   License warrant cost                             --               --               --               --         (1,100,000)
   Interest income                               190,606           76,944          501,146          121,629        1,805,418
   Interest expense                               (1,162)         (13,214)        (832,629)         (39,240)      (1,695,114)
   Other income                                     --               --               --               --             12,720
                                            ------------     ------------     ------------     ------------     ------------
                                                 189,444          688,730          918,517        2,207,389        4,023,024
                                            ------------     ------------     ------------     ------------     ------------

         Net loss                             (8,310,480)      (3,952,955)     (18,907,966)      (9,998,728)     (84,122,567)

Accrued dividends on preferred stock
(including accretion of assured
incremental yield on preferred stock of
$750,000 in 1998                                   2,439           50,400           13,239          863,597        4,350,597
                                            ------------     ------------     ------------     ------------     ------------
         Net loss to common stockholders    $ (8,312,919)    $ (4,003,355)    $(18,921,205)    $(10,862,325)    $(88,473,164)
                                            ============     ============     ============     ============     ============
Weighted average number of common
shares outstanding during the period          39,929,969       32,570,877       37,489,993       30,919,210       15,304,539
                                            ------------     ------------     ------------     ------------     ------------
Loss per common share                       $      (0.21)    $      (0.12)    $      (0.50)    $      (0.35)    $      (5.78)
                                            ============     ============     ============     ============     ============

      See accompanying notes to unaudited consolidated financial statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                         Period from
                                                                                                      February 12, 1988
                                                                                                     (date of inception)
                                                               Nine months ended                           through
                                                        September 30,     September 30,                 September 30,
                                                            1999              1998                          1999
                                                        ------------      ------------                  ------------
Cash flows from operating activities:
Net loss                                                $(18,907,966)     $ (9,998,728)                 $(84,122,567)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Write-off of goodwill                                         --                --                         769,886
  Depreciation and amortization                              480,161           365,021                     2,218,675
  Reserve for note from affiliate                               --                --                       1,672,934
  Accrued interest on marketable securities                     --                --                        (106,962)
  Noncash expenses:
    Accretion of assured incremental yield on
       convertible debt                                         --                --                         119,000
    Common stock issued in connection with
       License and Cross-License Agreement                      --                --                       1,124,960
    Common stock issued for services rendered
       and conversion of note payable                        728,092           482,667                     3,491,866
    Warrants issued as compensation for services           1,075,240             5,411                     2,751,595
    Issuance of warrants to Aladdin                             --                --                       2,939,000
    Accrued interest on note payable                          15,388            37,590                       121,219
    Preferred stock issued for services rendered                --                --                         265,600
    Compensation associated with issuance of
       stock options                                            --                --                         634,463
    Amortization of deferred compensation                       --                --                         398,660
    Amortization of discount on notes payable                   --                --                         166,253
    Common stock issued by principal stockholder
       for services rendered                                    --                --                         565,250
  Changes in assets and liabilities:
    Increase in accrued interest on note receivable           (3,613)             --                        (104,781)
    Increase in prepaid expenses and
       other receivables                                  (1,547,189)             --                      (1,614,689)
    Increase in other assets                                 (31,758)          (32,945)                     (209,761)
    Increase (decrease) in deferred revenue               (1,250,000)        1,922,005                             0
    Increase in accounts payable and
       accrued expenses                                      812,541           618,684                     4,527,856
                                                        ------------      ------------                  ------------

       Net cash used in operating activities             (18,629,104)       (6,600,295)                  (63,818,254)
                                                        ------------      ------------                  ------------

                                                                                                        (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                                                         Period from
                                                                                                      February 12, 1988
                                                                                                     (date of inception)
                                                               Nine months ended                           through
                                                        September 30,     September 30,                 September 30,
                                                            1999              1998                          1999
                                                        ------------      ------------                  ------------
Cash flows from investing activities:
    Acquisition of property and equipment                 (1,115,625)         (388,512)                   (3,966,842)
    Short-term loans to affiliate                               --                --                      (1,672,934)
    Organizational costs                                        --                --                         (14,966)
    Purchase of marketable securities-held to maturity          --                --                     (27,546,769)
    Maturity of marketable securities-held to maturity          --                --                      27,653,731
                                                        ------------      ------------                  ------------

       Net cash used in investing activities              (1,115,625)         (388,512)                   (5,547,780)
                                                        ------------      ------------                  ------------

Cash flows from financing activities:
    Net proceeds from issuance of common stock            27,498,373        10,171,099                    67,292,747
    Net proceeds from issuance of preferred stock
       and warrants                                             --           2,777,500                    12,283,027
    Sale of warrants                                            --                --                               4
    Note receivable from stockholder                            --                --                         (48,175)
    Proceeds from notes payable and warrants to
       stockholders                                        2,000,000              --                       4,083,972
    Repayments of notes payable                             (575,254)             --                      (1,900,226)
    Proceeds from notes payable and warrants                    --                --                       1,284,250
    Advances from stockholder                                   --                --                         227,598
    Repayments of advances from stockholder                     --                --                        (227,598)
    Payments for redemption of Preferred Stock,
       including accrued dividends                          (506,440)             --                        (506,440)
                                                        ------------      ------------                  ------------

       Net cash provided by financing activities          28,416,679        12,948,599                    82,489,159
                                                        ------------      ------------                  ------------

Net increase in cash and cash equivalents                  8,671,950         5,959,792                    13,123,125

Cash and cash equivalents at beginning of period           4,451,175         2,340,329                          --
                                                        ------------      ------------                  ------------

Cash and cash equivalents at end of period              $ 13,123,125      $  8,300,121                  $ 13,123,125
                                                        ============      ============                  ============

     See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                 Consolidated Statements of Stockholders' Equity
                      Nine months Ended September 30, 1999
                                   (Unaudited)

                                           SERIES G
                                          CONVERTIBLE         CLASS A COMMON STOCK              CLASS B COMMON STOCK
                                           PREFERRED         SHARES           AMOUNT           SHARES           AMOUNT
                                             STOCK
                                         ------------     ------------     ------------     ------------     ------------
Balance at December 31, 1998             $    347,812       30,682,970     $    306,830        3,140,665     $     31,407
                                         ------------     ------------     ------------     ------------     ------------
Shares issued at $11.00 per
  share, net of expenses                         --          2,122,205           21,222             --               --

Conversion of bridge-loans to
  Class A common stock                           --            787,349            7,874             --               --

Exercise of warrants to purchase
  Class A common stock                           --          2,448,438           24,484             --               --

Exercise of options to purchase
  Class A common stock                           --            500,931            5,009             --               --

Exchange of Class B stock for
  Class A common stock                           --            974,158            9,742         (974,158)          (9,742)

Warrants to purchase Class A
  common stock to be issued to
  consultants for services                       --               --               --               --               --

Shares issued at prices ranging
  from $5.00 per share to $15.00 per
  share as compensation for services
  rendered                                       --             13,835              138             --               --

Accrual of interest on note                      --               --               --               --               --
  receivable

Conversion of Series G preferred
  stock                                      (347,812)         377,102            3,771             --               --

Accrued dividend on preferred
  stock                                             0             --               --               --               --

Net loss                                         --               --               --               --               --
-------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1999            $          0       37,906,988     $    379,070        2,166,507     $     21,665
                                         ============     ============     ============     ============     ============












                                                             DEFICIT
                                                           ACCUMULATED         NOTE
                                          CAPITAL IN       DURING THE       RECEIVABLE
                                            EXCESS         DEVELOPMENT         FROM
                                         OF PAR VALUE         STAGE         STOCKHOLDER         TOTAL
                                         ------------     ------------     ------------     ------------
Balance at December 31, 1998             $ 64,939,732     $(65,214,601)    $   (149,342)    $    261,838
                                         ------------     ------------     ------------     ------------
Shares issued at $11.00 per
  share, net of expenses                   21,522,634             --               --         21,543,856

Conversion of bridge-loans to
  Class A common stock                      2,567,380             --               --          2,575,254

Exercise of warrants to purchase
  Class A common stock                      4,834,995             --               --          4,859,479

Exercise of options to purchase
  Class A common stock                      1,090,029             --               --          1,095,038

Exchange of Class B stock for
  Class A common stock                           --               --               --               --

Warrants to purchase Class A
  common stock to be issued to
  consultants for services                  1,075,240             --               --          1,075,240

Shares issued at prices ranging
  from $5.00 per share to $15.00 per
  share as compensation for services
  rendered                                    133,982             --               --            134,120

Accrual of interest on note                      --               --             (3,613)          (3,613)
  receivable

Conversion of Series G preferred
  stock                                       344,041             --               --               --

Accrued dividend on preferred
  stock                                       (13,239)            --               --            (13,239)

Net loss                                         --        (18,907,966)            --        (18,907,966)
--------------------------------------------------------------------------------------------------------

Balance at September 30, 1999            $ 96,494,794     $(84,122,567)    $   (152,955)    $ 12,620,007
                                         ============     ============     ============     ============

      See accompanying notes to unaudited consolidated financial statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                   Notes To Consolidated Financial Statements

                           September 30, 1999 and 1998

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999 and 1998, and the results of its operations and cash flows for the nine months ended September 30, 1999 and 1998. Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1998, included in its Form 10-K filed in March 1999. The results of operations for the three and nine month period ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

1.   Loss per Share:
     --------------
     Loss per share is computed based on the weighted average number of common shares outstanding. The inclusion of common stock equivalents (warrants, options and convertible preferred stock) in this computation would be antidilutive.

2.   Capital Stock:
     -------------
     On March 23, 1999 the Company sold 2,090,954 shares of its Class A Common Stock, at a price of $11.00 per share, for an aggregate purchase price of $23,000,494. The shares were sold to a group of accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. Pacific Growth Equities, Inc. acted as sole placement agent for the private placement, receiving a commission of approximately $1.2 million.

     On January 26, 1999 the Company issued warrants to purchase 275,000 shares of its Class A Common Stock at an exercise price of $4.00 per share, exercisable until January 26, 2004, (the "Warrants") to one (1) accredited investor. If, over any sixty (60) consecutive day period, the average of the averaged daily high and low prices of the Class A Common Stock, as reported by Bloomberg Information Services, Inc., exceeds seven dollars ($7.00), the Company may force the conversion of the Warrants. The Warrants were issued as consideration for a $2,000,000 promissory note, bearing no interest, due January 26, 2002. As a result of the private placement on March 23, 1999, the Company was required to convert the $2 million promissory note into Common Stock. The Company issued 181,818 shares of Class A Common Stock in satisfaction of the outstanding principal amount of $2,000,000 and the fair value of the warrant was recorded as interest expense.

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

3.   Prepaid expenses and other receivables:
     --------------------------------------
     On April 19, 1999 the Company and Sarnoff Corporation announced the planned formation of Novitera, a joint venture whose mission is to provide secure data broadcast architecture, infrastructure and content services for Digital Television broadcasting to the personal computer. The name was later changed to WaveXpress. The Fantastic Corporation, a provider of broadband multimedia solutions has agreed to enter into a relationship with WaveXpress which allows WaveXpress to offer broadcasters proven broadband multimedia solutions for seamless packaging, management, broadcasting and viewing of TV-quality digital content. As part of this relationship, WaveXpress and The Fantastic Corporation, signed a software License agreement. At the end of September, the Company paid on behalf of the joint venture $1,000,000 to Fantastic for the license of technology to the joint venture by Fantastic. The company has recorded the initial payment in the company's Balance sheet under Prepaid expenses and other receivables. This amount, as well as approximately $500,000 of WaveXpress operating expenses funded by the Company, are expected to be repaid by WaveXpress upon the closing of its equity financing, or at Wave's option, converted into additional equity in WaveXpress.

     On June 9, 1999 the company and PC Free Inc., a worldwide customer-based computer system provider signed an agreement to embed the company's EMBASSY E-commerce system in PC Free's computer systems. Part of the agreement required the company to advance PC Free Inc. $240,000 which is an advance of projected future revenue sharing. The $240,000 advance is recorded in the company's Balance sheet under Prepaid expenses and other receivables. As consideration for the advance, the company received from PC Free Inc. a warrant to purchase the stock of PC Free. The company is currently evaluating the value of the warrant of PC Free shares received to determine the proper classification of the asset on the Balance Sheet.

4.   Non-Cash Financing Activities:
     -----------------------------
     On March 23, 1999, the Company converted a $2,000,000 promissory note by issuing 181,818 shares of its Class A Common Stock. On April 1, 1999 a Holder of a Note surrendered the Note for conversion into 605,531 shares of Company Class A Common Stock for the unpaid principal and interest.

5.   N*Able Technologies Acquisition:
     -------------------------------
     On July 28, 1999 the company announced it had acquired all of the outstanding common and preferred shares of N*ABLE Technologies, a security solutions company in exchange for 2,781,263 shares of the company's Class A Common Stock. Acquisition expenses related to the transaction amounted to $1,494,000 and are included in Selling, General and Administrative expenses. The transaction is being accounted for under the pooling-of interest-method of accounting and accordingly, all financial data presented herein has been restated as if N*Able was acquired on the first day of the earliest period presented.

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

Recent Financings...We are currently evaluating additional financing options. We may choose to raise capital from time to time, through equity or debt financings, in order to capitalize on business opportunities and market conditions. This would help to insure the continued development of our technology, products and services. In January 1999, we issued a $2 million convertible promissory note, which was subsequently converted into Class A common stock in March 1999. We also completed a $23 million private placement with institutional, strategic and accredited investors in March 1999, which we expect will be sufficient to fund operations through the first quarter of 2000. We cannot, however, assure you that we can raise additional financing in the future. While we do not have any material commitments for capital expenditures at this time, in order to bring the Wave System to market, we do anticipate spending additional amounts on contracting for software development, licensing key technologies, and purchasing inventory items such as computer chips and boards. Such spending will vary based on our performance.

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

R&D.................We are a development stage company and have realized minimal operating revenues since our inception. At September 30, 1999, we had an accumulated deficit of approximately $84.1 million. We have made a substantial investment in research and development, and we expect that we will be required to continue to make substantial investments in our products and technology. For the years ended December 31, 1998, 1997, and 1996, we spent approximately $6.2 million, $4.7 million and $3.8 million, respectively, on research and development activities (which amounts include the value of stock issued). In addition, we licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997. From our inception in February 1988 through September 1999, we have spent approximately $30 million on research and development activities.

Nasdaq Listing......We filed an application with the Nasdaq Stock Market on
                    January 29, 1999, seeking to list our common stock on the Nasdaq National Market. As of May 27, 1999 we were re-listed on the Nasdaq National Market.

Recent Acquisition..On July 28, 1999 the company announced it had acquired all of the outstanding common and preferred shares of N*ABLE Technologies, a security solutions company in exchange for 2,781,263 shares of the company's Class A Common Stock. Acquisition expenses related to the transaction amounted to $1,494,000 and are included in Selling, General and Administrative expenses. The transaction is being accounted for under the pooling-of interest-method of accounting and accordingly, all financial data presented herein has been restated as if N*Able was acquired on the first day of the earliest period presented.

     We are incorporated in Delaware, and were known previously as Indata Corp. We changed our name to Wave Systems Corp. in January 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and our telephone number is (413) 243-1600.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     For the three months ended September 30, 1999 and September 30, 1998, we had minimal net revenues of $51,002, primarily from shipments to Compaq Computer Corporation.

     Research and development expenses for the three months ended September 30, 1999 were $2,967,458, as compared to $1,967,357 for the comparable period of 1998, an increase of 51%. This increase is primarily attributable to an increase in headcount and consulting-related expenses during the three months ended September 30, 1999.

     Selling, general and administrative expenses, net of acquisition expenses for the three months ended September 30, 1999 were $4,065,242, as compared to $2,677,394 for the comparable period of 1998, an increase of 52%. This increase is primarily attributable to an increase in personnel, consultants and professional fees, trade shows, equipment and other related costs associated with the development and marketing of new applications and new markets for our technology. Acquisition costs related to the N*Able acquisition amounted to $1,494,000.

     Interest income for the three months ended September 30, 1999 was $190,606, as compared to $76,944 for the comparable period of 1998. The increase in interest income is primarily attributable to an increase in interest-bearing assets, which were a direct result of the private placement of Class A Common Stock for an aggregate purchase price of $23,000,494.

     Due to the reasons set forth above, our net loss for the three months ended September 30, 1999 was $8,310,480, as compared to $3,952,955 for the comparable period of 1998. We did not receive any cash license fee payments in the three months ended September 30, 1999 and the net loss for the three months ended September 30, 1999 to common stockholders was $8,312,919 as compared to $4,003,355 for the comparable period of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Research and development expenses for the nine months ended September 30, 1999 were $7,281,088, as compared to $4,588,917 for the comparable period of 1998. This 59% increase in research and development expenses was primarily attributable to an increase in headcount and consultant costs associated with the design and development of the Company's proprietary integrated circuit technology and software.

     Selling, general and administrative expenses, net of acquisition costs, for the nine months ended September 30, 1999 were $11,086,650 as compared to $7,632,781 for the comparable period of 1998. The 45% increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, consultants and professional fees, trade shows, equipment and other related costs associated with the development and marketing of new applications and new markets for the Company's technology.

     Interest income for the nine months ended September 30, 1999 was $501,146, as compared to $121,629 for the comparable period of 1998. The increase in interest income is primarily attributable to an increase in interest-bearing assets, which were a direct result of the private placement of Class A Common Stock for an aggregate purchase price of $23,000,494.

     Interest expense for the nine months ended September 30, 1999 was $832,629, as compared to interest expense of $39,240 for the comparable period of 1998. This increase in interest expense is primarily attributable to a non-cash expense of approximately $666,000 for the value of warrants to acquire 275,000 shares of Common Stock issued as part of the bridge loan financing, and a non-cash interest charge of approximately $151,000 on a note to Southeast Interactive Technologies Fund I. On October 18, 1998, we amended the Southeast Interactive Technologies note so that it was convertible at any time from April 1, 1999 to April 18, 1999, reducing the conversion price to $0.95 per share. Additional warrants for 75,000 shares were issued as part of this amendment, and the fair value of these warrants was $106,000. Additionally, the fair value of the reduced conversion price was $274,000. We amortized such amounts as additional interest expense from the date that the note was amended and the warrant issued through the earliest conversion date of April 1, 1999. During the first quarter of 1999, approximately $151,000 of the value of the reduced conversion rate was recorded as interest expense.

     Due to the reasons set forth above, the Company's net loss for the nine months ended September 30, 1999 was $18,907,966 as compared to $9,998,728 for the comparable period of 1998. The net loss for the nine months ended September 30, 1998 to common stockholders was $18,921,205 as compared to $10,862,325 for the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We have experienced net losses and negative cash flow from operations since our inception, and, as of September 30, 1999, had a $84,122,567 deficit accumulated during the development stage, and stockholders' equity of $12,620,007. We have financed our operations through September 30, 1999 principally through:

  o the private placement of Class A and B Common Stock for an aggregate amount of $31,201,931 before expenses;

  o the issuance of $2,873,250 in aggregate principal amount of our 10% Convertible Notes and 15% Notes (of which $2,098,250 was converted into Class B Common Stock);

  o the sale of 3,728,200 shares of our Class A Common Stock in an initial public offering raising approximately $15,711,000 after expenses;

  o the private placement of 800,000 shares of Class A Common Stock raising $800,000 before expenses; and

  o the private placements of convertible preferred stock for an aggregate amount of $13,350,000 before expenses.

     At September 30, 1999, we had $13,123,125 in cash and cash equivalents. At December 31, 1998, we had $4,451,175 in cash and cash equivalents. We did not hold any marketable securities at September 30, 1999 or December 31, 1998. The increase in cash and cash equivalents is primarily attributable to cash proceeds from private placements during the first quarter of 1999. In January 1999, we issued a $2 million convertible promissory note, which was subsequently converted into Class A common stock in March 1999. We also completed a $23 million private placement with institutional, strategic and accredited investors in March 1999. On March 6, 1998, we sold 150,000 shares of newly created Series G Convertible Preferred Stock to one accredited investor at a price of $20 per share, for an aggregate purchase price of $3,000,000, which was converted into 2,771,596 shares of Class A Common Stock. We also issued warrants to purchase a total of 225,000 shares of Class A Common Stock at an exercise price of $1.38 per share, exercisable until October 9, 2002. On October 19, 1997, the Company's Series A Cumulative Redeemable Preferred Stock became redeemable. Redemption of this stock was completed in the third quarter for the current redemption value of approximately $506,000.

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

     At September 30, 1999, we had working capital of $10,447,469. We expect we may incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 1999, due to minimal revenues and increased sales and marketing expenses associated with initial market entry, and continued research and development costs. We anticipate that our existing capital resources will be adequate, however, to satisfy our capital requirements through the first quarter of 2000. In order to continue operations, we will need to raise additional funds through public or private financings. We have no current commitment to obtain additional funds, nor can we state the amount or source of such additional funds.

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

Dated:  November 15, 1999

                              WAVE SYSTEMS CORP.
                              (Registrant)


                              By:    /s/ Peter J. Sprague
                                     ---------------------------------------
                              Name:  Peter J. Sprague
                              Title: Chairman, Chief Executive Officer
                                     Duly Authorized Officer of the Registrant)


                              By:    /s/ Gerard T. Feeney
                                     ---------------------------------------
                              Name:  Gerard T. Feeney
                              Title: Chief Financial Officer