Form 10-K
period 1999-12-31
WAVE SYSTEMS CORP
filed 2000-03-22
CIK 919013

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-K

                             ----------------------

    |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

    |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ........ to ........

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

                      Class A Common Stock, $.01 par value
                      ------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of March 3, 2000 was $1,794,828,772 (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

      As of March 3, 2000, there were 40,283,701 shares of the registrant's Class A Common Stock and 1,957,507 shares of the registrant's Class B Common Stock outstanding.

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

                                     PART I

Item 1. Business

      Wave Systems Corp. offers powerful, next-generation solutions for electronic commerce, making the process easier, versatile, and more secure for consumers as well as business-to-business applications. We are involved in the research, development, and market testing of the Wave System, which performs the buying transactions in a range of consumer electronic devices, including computers, personal digital assistants, and interactive televisions, for the use of electronic content and services. Electronic content and services refers to any data, graphic, software, video or audio sequence that can be digitally transmitted or stored, as well as access to services such as broadcast or telecommunications services. Examples include archived newspaper and magazine articles, on-line books, music selections, clip-art, photographs and video games. Under our model, electronic content and service providers use the Wave System to allow consumers to purchase one-time, multiple or permanent use of their content or service, using a wide range of payment models including rental, pay-for-use, or outright purchase, much like a phone card or a pay-per-view cable system. We believe that the Wave System can fundamentally change today's centralized e-commerce model by creating a de-centralized distribution and security system under which consumers will be able to make individual purchases of images, text, music or video, or make use of software, all from the consumer's computer or other interactive device. This means that content and services can be consumed with more efficient and flexible pricing, broader distribution opportunities, greater protection against unauthorized usage and with better privacy protection of the consumer's sensitive information.

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

      The Wave System consists of an EMBedded Application Security SYstem in consumer devices that provides a core hardware and software foundation for consumers to purchase electronic content and access services on a flexible purchase basis. The EMBASSY platform is a programmable, low cost "system within a system" that can perform independent transactions such as meter pay-per-use of electronic content, store sensitive information such as identities, credit information and account balances, and run secure applications for pay-per-use access to software. The EMBASSY platform is an open model based on security hardware originally designed for use with "smart cards" that can be integrated into personal computers and peripherals, interactive televisions or used as independent components. The WaveMeter application running in the EMBASSY platform allows e-commerce transactions to occur without the expense of a real-time network connection for every transaction.

      The EMBASSY securely stores electronic funds and transaction information about the usage of electronic content to be transmitted securely to a WaveNet central transaction processing center periodically. The WaveNet application manages electronic codes for scrambling and unscrambling electronic content, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and provide user and usage data to electronic content owners. The Wave System is designed to be compatible with existing content delivery system, such as CD-ROMs and the Internet. Using these Wave-enabled distribution systems, electronic content providers can distribute their products in a secure format and offered them for sale through the EMBASSY platform, which in turn allows consumers to purchase and access the electronic content on an as-desired basis.

      In order to achieve broad market acceptance of the Wave System, we pursue strategic relationships with major computer manufacturers and technology suppliers, and promote the use of the EMBASSY platform to electronic content owners, particularly developers and distributors of entertainment, audio, broadcast and educational software. We believe that the EMBASSY platform can manage subscribers and usage of electronic content independent of the type of content or network on which it is delivered. This means that electronic content can be delivered on CD-ROM, high-speed wired and wireless broadcasting, and other forms of transmission.

      We believe that the Wave System provides a powerful merchandising interface for electronic content and services at the point of purchase. This is an enticement to consumers to sample electronic content that they are considering purchasing. The Wave System provides the consumer with enhanced control of their individual privacy and secure storage of sensitive information. The Wave System facilitates the payment of royalties to content providers and service partners while allowing both customized and broad, inexpensive distribution to customers.

      We recently enhanced the Wave System to make it acceptable as an open industry standard for a broad range of security and e-commerce functions in end user-devices. We have been successful in attracting other companies to port their applications and services to the Wave System and our EMBASSY platform, which we believe will increase the value of the system to potential deployment partners. These strategic relationships have generated what we believe to be significant joint marketing benefits in our efforts to promote the Wave System to manufacturers of computers and electronic consumer goods and the electronic content industry.

      During 1998 and 1999, we established relationships with RSA Data Security, NEC Technologies, Pollex Technology, Hewlett-Packard's VerSecure division, Sun Microsystems, SMSC, ITE, IGST, Sarnoff, Hauppauge Computer Systems, Compaq Computer, National Semiconductor, KiSS Nordic, Cyber-COMM, Lego Media and WavePhore. We also received payments of $1 and $4 million pursuant to a joint venture agreement with Internet Technology Group, PLC ("ITG"), a United Kingdom company.

      Additionally, we have also developed the WaveMeter server, a production software version of the WaveMeter application that offers some of the features of the hardware version and has been implemented as part of our Internet commerce server. The WaveMeter server enables content owners to secure and sell their intellectual property from a web site. The e-commerce services offered through the WaveMeter server do not require the consumer or publisher to install any additional hardware or software.

      We were incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

      We are a development stage company and have realized minimal operating revenues since our inception. At December 31, 1999 we had an accumulated deficit of approximately $93.3 million. There can be no assurance that we will ever be successful in achieving commercial acceptance of the Wave System.

The Wave System

      The Wave System is designed to create new revenue streams for owners of electronic content by improving upon existing distribution systems for electronic content. Using existing distribution systems such as CD-ROM and the Internet, electronic content owners distribute their products to customers in the encrypted Wave-enabled form so it can be offered for sale through the EMBASSY E-Commerce System. Customers are then able to purchase and access the electronic content on an as-desired basis. We believe that the Wave System allows electronic content owners to deliver their products to a larger market because the efficient and secure metering technology facilitates greater flexibility in content distribution and pricing. We believe that greater flexibility in electronic distribution and pricing makes the Wave System particularly attractive to developers, distributors and consumers of entertainment and educational software. Currently, the two primary mechanisms of delivery of electronic content to the end user are the Internet and CD-ROM. The Wave System, however, will work with point-to-multi-point data broadcasting via satellite, broadcast TV, FM radio, floppy disc, DVD and cable modem and similar high-speed networking.

      In addition, the programmable EMBASSY platform is capable of supporting multiple secure applications from a range of service providers, applications vendors, and security companies. We believe that our expansion of the EMBASSY platform has provided a source of increased interest in Wave's technology as a general-purpose solution for adoption by a wide range of companies in their platforms and as a mechanism for the secure delivery of electronic content.

      The Wave System consists of the EMBASSY E-Commerce System, the WaveMeter application, a subsystem that records and communicates the usage of electronic content, and WaveNet, a central transaction processing network. The EMBASSY platform controls the simultaneous loading and execution of multiple applications, all on a secure basis. The WaveMeter controls and monitors the customer's access to encrypted electronic information and software. The Wave System is well suited to low-cost processing of very-low-priced, rental and rent-to-own electronic content transactions. We have completed a prototype incorporating the rental and rent-to-own functionality into the Wave System using Wave's current chip technology. This is currently being integrated into a WinTV tuner card from Hauppauge Computer Systems. This product was introduced to the market in May, 1999. With this version of the WaveMeter, application transactions are executed within the electronic device itself, against a source of funds stored in the WaveMeter secure memory. The WaveMeter retains this pricing and licensing information, downloaded from WaveNet, for use in the execution of these transactions. Transactions are securely stored in the usage log of the WaveMeter for eventual uploading and reporting to WaveNet. The WaveMeters and WaveNet communicate using Wave's secure communications protocol.

      WaveNet consists of the WaveNet Transaction Processing System ("TXP") and the WaveNet Information Clearing House ("ICH"). TXP acts as the principal interface with the EMBASSY. Every EMBASSY-equipped device will contact TXP on a periodic basis. During this secure communication, all stored event information, such as purchase logs, are uploaded to TXP, additional credit may be requested, pending events are delivered to the device, and a routine audit check is performed. There may be a number of TXP systems to distribute access around the globe. TXP routes all event logs to ICH where they are processed against Wave's royalty contracts. ICH calculates royalties due to each partner and handles the billing and reporting services, ensuring that all Wave partners are properly compensated. WaveNet is presently in operation.

      The Wave System is installed into the customer's computer or integrated into an attached peripheral device. It is based on a semiconductor device that uses secure certified integrated circuit technology to unscramble data and to store credit and usage data. At present, the WaveMeter, based on our own silicon chip, is packaged on an accessory board to be installed in a personal computer. In 2000, we plan to deliver a new version of the EMBASSY hardware with a USB interface, which should easily integrate into a broad range of products, including separate attachments for portable interactive devices. We also offer a production software version of the WaveMeter application, which is compatible with the use of the hardware version.

      We believe that the hardware version of the Wave System with EMBASSY is the most secure form of content licensing management and metering technology available today. The EMBASSY hardware and software contain a wide range of security features. Tampering results in the device automatically locking out users, and is readily detected. The codes used to unscramble data are loaded at the time we manufacture the EMBASSY device, and are unique and specific to each device. Every piece of electronic content is protected using a unique code key. Services are controlled by secure applications running in the EMBASSY platform. We believe we have designed a security architecture where the value of breaking into an individual computer system to ascertain the code keys is low, since there are no common keys that allow the use of such code keys on other systems.

Markets and Business Strategy

      Our long-term strategy is to achieve broad market acceptance of the Wave System as a distributed trust platform for commerce performed in user devices. To achieve this goal, we pursue strategic relationships with hardware manufacturers and companies involved in the development of commerce in electronic content and services. In addition, we believe that, since the Wave System permits greater flexibility in pricing and distribution of electronic content, it is particularly well-suited for merchandising consumer content, entertainment and educational software. Therefore we are vigorously targeting this market segment as a means of rapidly achieving the broad installed base of the Wave System. We believe that once there is a broad installed base of the Wave System and EMBASSY, electronic content owners from other market segments are likely to be attracted to the Wave System. However, we cannot assure you that the Wave System will achieve any significant market acceptance.

      We have focused on forming agreements with strategic partners that will help us promote the broad-based acceptance of the Wave System as a platform for commerce in electronic content. We are currently in discussion with original equipment manufacturers regarding the incorporation of the Wave System and EMBASSY into their products. We have also focused on pursuing strategic relationships with companies seeking to distribute electronic content via the Internet. The compatibility of the Wave System with the Web has provided us with a product that has already attracted the attention of leaders in the development of electronic commerce solutions and particularly commerce in electronic content. We will continue to focus on developing other strategic relationships to seek to achieve the broad acceptance of the Wave System as a platform for electronic commerce.

      We have focused on promoting the acceptance of the Wave System by electronic content owners. The initial target market is entertainment and educational software developers and distributors. We believe that the Wave System will provide the home consumer with a new way of acquiring interactive content and can offer electronic content developers and distributors benefits similar to those provided by video rental in the film industry. We have invested heavily in developing relationships with entertainment and educational software providers. Today, we have over 100 titles functional for demonstration and are actively preparing others to be launched in 2000.

Competition

      We operate in a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial and technical resources. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share or product acceptance to our detriment. The Wave

System competes with conventional information delivery systems, such as on-line services like AOL, subscription services on CD-ROM, and services on the Internet. However, we believe that its metering capability is competitive with other electronic content delivery systems in a number of applications due to its superior protection against unauthorized usage, accurate and detailed information on content usage, and transparent operation. Further, we believe that it will be competitive with existing distribution systems, including traditional retail outlets for entertainment and educational software, due to its ability to offer these innovative merchandising mechanisms.

      We are aware of other metering systems that compete directly with the Wave System, and other current and evolving technologies that provide some of the functionality of the Wave System. There are other companies that have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products in the field of electronic content distribution. Some of those technologies may have an entirely different approach or means of accomplishing the desired effects of the products being developed by us. We cannot assure you that either existing or new competitors will not develop products that are superior to or that otherwise achieve greater market acceptance than our products.

      The Wave System is subject to competition from producers of hardware-based controllers such as hardware-based key systems and software unlocking systems. We will compete with well-established producers of hardware-based unlocking systems such as Rainbow Technologies, Inc. We also compete with developers of software unlocking systems such as Portland Software. We also provide basic security services that compete with companies such as QPass and PrivaSeek in providing electronic wallets and certain e-commerce capabilities. We believe that the Wave System is superior to existing hardware-based and software unlocking systems in several ways. These systems primarily operate as "on/off switches" to control the use of electronic content and services, but are very limited in their ability to measure and record usage information. We believe that the Wave System offers superior protection from unauthorized usage, low operating costs (because it does not require constant communication with and authorization from a centralized processor), and fast operation that is convenient and essentially transparent to the end user. Both hardware controllers and software unlocking systems offer only part of the functionality of the Wave System. Our products also provide a superior solution for the broadcasting and multicasting of data. Distinct from the existing software unlocking systems, WaveNet provides centralized back-office support to owners of electronic content.

      Many large information industry players are forming alliances and attempting to capitalize on the information delivery options offered by the Internet. In electronic content delivery via the Internet, the Wave System competes with electronic commerce payment technologies developed and offered by IBM Micropayment Service, Broadvision, Connect, CyberCash, and Open Market. However, we believe that many of the electronic commerce payment technologies may be used as acceptable currency through the Wave System and may be complementary to, rather than competitive with, the Wave System.

      We believe that the interoperability of the Wave System with currently available and developing distribution media makes the Wave System attractive to both distributors and consumers of electronic content. A consumer with an installed EMBASSY platform will be able to purchase Wave-enabled electronic content from sources on CD-ROM and/or the Internet, as well as from sources distributing electronic content via other developing media. In addition, with the incorporation of the rental and rent-to-own functionality, the Wave System will offer greater merchandising flexibility than is possible using currently available electronic commerce solutions. We caution you, however, that the Wave System may never achieve the broad-based acceptance necessary to make it a viable competitor with existing and developing electronic commerce solutions.

International Market

      Our technologies are controlled under various United States export control laws and regulations and will require export licenses for certain exports outside of the United States and Canada. We have received full export license from the U.S. Department of Commerce for the sale and export of our single-key DES products. We have also received an export license for our triple-key data encryption standard products under the provisions of a License Exception KMI, granted by the Bureau of Export Administration of the U.S. Department of Commerce. We cannot assure you that that we will have patent protection or that it will not infringe patents of third parties in foreign jurisdictions. Because electronic monitoring and the transmission of audited usage and financial information on end users or payment instructions may be subject to varying statutory or regulatory controls in foreign jurisdictions, the use of all portions of the Wave System may not be permitted in any particular foreign jurisdiction.

      Wave Systems formed a strategic alliance in 1998 with HP VerSecure in the development of the underlying architecture of the EMBASSY platform. HP VerSecure provides a security management framework for EMBASSY that controls security functions in the device. The primary function of the VerSecure system is to provide a management system that enables the EMBASSY hardware to have strong security features that can be selectively enabled or disabled in order to comply with the regulations of various countries. This capability is intended to allow computer manufacturers to build a single, consistent product, which can be shipped worldwide, regardless of local restrictions.

Proprietary Rights and Licenses and Intellectual Property

      Our success depends, in part, on our ability to enjoy or obtain protection for our products and technologies under United States and foreign patent laws, copyright laws and other intellectual property laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Any issued patent owned or licensed by us may not, however, afford adequate protection to us and may be challenged, invalidated, infringed or circumvented. Furthermore, you should understand that our activities may infringe patents owned by others.

      In addition, we may be required to obtain licenses to patents or other proprietary rights of third parties. Licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we are required to and do not obtain such licenses, we would be prevented from, or encounter delays in the development and marketing of, our products and technologies while we attempted to design around such patents or other rights. Such attempts may not be successful. Failure to obtain such licenses or to design around such patents or other rights would have a material adverse effect on us.

      We hold non-exclusive patent rights relating to the metered use of encrypted data in local memory under a limited license from Titan Corporation to a patent jointly held by Titan and a third party. This license agreement restricts us from metering information produced and used solely by a government entity or producing products that meter this information. In addition, this license agreement is subject to the rights of the joint owner of this patent, who has the right to exploit, or to license to third parties, this patent, including in a manner competitive with us. The joint owner of this patent may compete with us or license this patent to a competitor of ours, and our business may exceed the scope of this license agreement. Pursuant to this license agreement, we are obligated to pay certain royalties to Titan. Pursuant to this license agreement, we have granted to Titan the exclusive right to use our patents for products distributed to government entities. On February 28, 1997 we and Titan executed an addendum to this license agreement whereby we received a sole license to this patent to develop and distribute products to the in-home consumer microcomputer market segment. Under this addendum to this license agreement, Titan waived any and all defaults by us under this license agreement occurring prior to February 28, 1997.

      We are aware of four United States patents (the "Third Party Patents") each having some claims that are similar to some of the claims in the Licensed Patent. Based upon information currently known to us, some of the claims of both the Licensed Patent and the Third Party Patents cover certain material aspects of our technology. Therefore, the commercialization of our technology would be subject to the rights of the holder of the Third Party Patents unless we are able to invalidate or license such claims. Also, the holder of the Third Party Patents or a licensee of the Third Party Patents could seek to invalidate such claims of the Licensed Patent and therefore be able to commercialize a technology similar to our technology. In either case, in order to invalidate the other party's patent rights, the party claiming invalidity might need to prove that it invented the claimed subject matter prior to the other party. We cannot assure you that we would be successful in invalidating such claims of the Third Party Patents or that the holder of the Third Party Patents or a licensee of the Third Party Patents would not be successful in invalidating the claims of the Licensed Patent. Furthermore, we cannot assure you that the Third Party Patents could be proven to be invalid on any other basis. Any proceeding involving the validity of the Licensed Patent and the Third Party Patents would be protracted and costly. In any suit contesting the validity of a patent, the patent being contested would be entitled to a presumption of validity and the contesting party would be required to demonstrate invalidity of such patent by clear and convincing evidence.

      If the Third Party Patents are not invalid insofar as their claims relate to our technology, then we would require a license from the holder of the Third Party Patents to commercialize our technology and make, use, or sell products or practice methods, or license others to sell products or use methods, utilizing this technology in the United States. Due to the uncertainty as to whether the Third Party Patents could be proved to be invalid, we have engaged in preliminary negotiations with the holder of the Third Party Patents to obtain a license under the Third Party Patents. The negotiations have so far not produced any agreement and a license may not be obtainable on acceptable terms, if at all. The inability to obtain a license, if needed, on commercially reasonable terms would have a material adverse effect on our business and our future operations.

      We have been issued three United States patents relating to encryption and to our proprietary WaveMeter and WaveNet technology. We also have one patent pending before the United States Patent Office and three corresponding foreign patent applications pending before the European Patent Office. Our patents are material to protecting some of our technology. Our patent rights derive from a license from Mr. Peter J. Sprague, our Chairman and Chief Executive Officer, of his rights in these patents, and several agreements with former officers regarding their rights in these patents. The license agreement with Mr. Sprague requires us to make royalty payments to him and Dr. John R. Michener, a former officer, in a total amount equal to two percent of gross revenues less certain adjustments. This royalty payment is apportioned 75 percent to Mr. Sprague and 25 percent to Dr. Michener. The payment of royalties is secured by a security interest in and to our patents. We believe that these agreements as a whole provide us with exclusive rights under our patents. We cannot assure you, however, that we will enjoy exclusive rights to these patents under such agreements.

      On January 26, 1996, we received notice from E-Data Corporation (formerly Interactive Gift Express, Inc.), claiming that our practice of our technology infringes U.S. and foreign patents owned by E-Data Corporation, and offering to license such patents to us. We are currently obtaining information needed to investigate the merits of this claim. We believe that there is a viable argument for non-infringement. The patents owned by E-Data Corporation are currently being litigated by third parties. We are not involved in these proceedings.

      We rely on trade secrets and proprietary know-how, which we protect, in part, by confidentiality agreements with our employees and contract partners. However, we caution you that our confidentiality agreements may be breached and we may not have adequate remedies is such a breach occurs. Furthermore, we cannot assure you that our trade secrets will not otherwise become known or be independently discovered by competitors.

      We also rely on copyright to prevent the unauthorized duplication of our software and hardware products. We have and will continue to protect our software and our copyright interest therein through agreements with our consultants. We cannot assure you that copyright laws will adequately protect our technology.

      We have registered trademark and service mark registrations with the United States Patent and Trademark Office for the marks WaveMeter and WaveNet, Great Stuff Network, Second Shift (the Wave juggler logo), WaveCommerce, Wave Interactive Network, WaveDirect, WINPublish, WINPurchase and CablePC. We have submitted trademark registrations for EMBASSY, EMBASSY System and EMBASSY E-Commerce System and intend to apply for additional name and logo marks in the United States and foreign jurisdictions as appropriate. No assurance can be given that federal registration of any of these trademarks in the United States will be granted. We have abandoned our prior applications for DataWave, InfoWave, and WaveTrac.

Research and Development

      The Wave System incorporates semiconductor, encryption/decryption, software transaction processing and other technologies in which we have made a substantial investment in research and development. We expect that we will be required to continue to make substantial investments in the design of the Wave System, including EMBASSY, the WaveMeter, WaveNet and software interfaces. For years ended December 31, 1999, 1998, and 1997and since our inception, we expended approximately $10.7 million, $6.2 million, $4.7 million and $33.4 million respectively, on research and development activities (which amounts include the value of stock issued). In addition to our ongoing research and development activities, in July 1997 we licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million. The success of the Wave System depends to a large extent on our ability to adapt the Wave System for use with various methods for the distribution of electronic content, the ability of the Wave technology to interface with various platform environments, and the ability of the Wave System to work in many application environments. Incorporation of Aladdin's Hasp technology furthered these efforts and illustrates the adaptive capabilities of the Wave System. We believe that a significant portion of our future research and development expenditures will be used to adapt the Wave System accordingly.

      We will also continue to expend a significant amount of resources on the development of new iterations of the EMBASSY and the WaveMeter application. We believe that by providing various means of linking the EMBASSY to the customer's computer or network, we will be more likely to achieve broad acceptance of the Wave System. We are currently developing other forms of the EMBASSY to target other market needs.

      We are now focusing increased resources on developing our operational infrastructure. We are placing greater emphasis on developing internal production and fulfillment systems and marketing infrastructure to distribute the Wave System. We will also increase the resources available to WaveNet to adapt to changing market requirements. We plan to expand WaveNet to handle more end users, to implement more sophisticated pricing methodologies and to add greater financial system flexibility.

Recent Developments

      In April 1999, we joined with Sarnoff Corporation to announce the formation of a new joint venture, WaveXpress. WaveXpress aims to provide secure data broadcast architecture, infrastructure and content services to broadcasters and content providers. WaveXpress is developing technology and services that will allow content providers to send electronic content to properly equipped PCs by utilizing unused bandwidth in the Digital Television
(DTV) spectrum. Consumers will be able to purchase this electronic content directly through a secure network connection, thus enabling a significant new revenue stream for broadcasters. On October 15, 1999 Wave and Sarnoff signed a Joint Venture Agreement which formally established WaveXpress. Under this agreement Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave and its affiliates that purchased founders stock in April 1999 own the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague and Steven Sprague, the Chief Executive Officer and President of Wave, respectively, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group purchased for a nominal amount, founders stock representing, in the aggregate, 7% of the outstanding capital stock of WaveXpress. In addition, Wave is currently funding WaveXpress through a convertible note. This note can be converted into equity at a predetermined conversion rate. Through December 31, 1999, Wave has loaned WaveXpress approximately $3.2 million. Neither Sarnoff nor any of the other minority shareholders are obligated to provide any funding to the venture. For the year ended December 31, 1999, WaveXpress has been consolidated with the Company.

      We also announced, in April 1999, the first fee-free internet commerce service for digital content distribution. MyPublish will allow individuals and small businesses to harness the Internet to publish, promote, and sell various types of electronic content, such as newsletters, subscriptions, images, audio, video, and software. MyPublish is a complete, simple-to-use community commerce solution that can be easily integrated into any Web service.


      On July 27, 1999, we completed the acquisition of N*ABLE Technologies, Inc., a security solutions company that produces hardware-based security solutions for the protection of sensitive user data within network client systems, including a hardware-based security co-processor that manages the secure transfer of payment or sensitive personal information to and from desktop computers. We paid the shareholders of N*ABLE the aggregate consideration of 2,280,821shares of Class A Common stock (subject to certain post-closing adjustments through April 2000) for their shares. The closing price per share as of the closing date was $10.38. Founded in 1996, N*ABLE was located in Danvers, Massachusetts, with offices in Cupertino, California and Bouguenais, France. The transaction was accounted for under the pooling-of-interests method of accounting.


      In September 1999, we entered into an agreement with Cyber-COMM, a banking consortium led by France's largest banks, to license our EMBASSY technology for the development of a European network of enhanced smart card readers, to be used for conducting various types of e-commerce.

      In November 1999, we launched CharityWave, a free online charitable contribution service that guarantees participating non-profit organizations 100 percent of all monies donated. Through CharityWave, visitors to the Web sites of participating charities can make instant secure donations electronically, at any hour. CharityWave is initially providing this service to thirty prominent charities, including United Way International, National Wildlife Federation, National Conference for Community and Justice, National Center for Missing and Exploited Children, and World Monuments Fund.

Employees

      As of December 31, 1999, we employed 144 full-time employees, 57 of whom were involved in sales, marketing and administration and 86 of whom were involved in research and development. As of December 31, 1999 we had retained the services of 40 full-time consultants. We believe our employee relations are satisfactory.

Item 2. Properties

      Summarized below is a listing of properties leased by Wave Systems Corp. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

----------------------------------------------------------------------------------------------------------------------
Facility                   Sq. Ft.               Monthly Base Rent       Utility / Common       Lease Expires
                                                                         Costs
----------------------------------------------------------------------------------------------------------------------
Lee, MA                    14,215                $ 10,373                - 0 -                  Jul. 2002
----------------------------------------------------------------------------------------------------------------------
Danvers, MA                 3,510                   4,826                  350                  Sep. 2002
----------------------------------------------------------------------------------------------------------------------
New York, NY                4.500                  12,000                - 0 -                  May  2001
----------------------------------------------------------------------------------------------------------------------
Princeton, NJ              21,673                  21,673                2,308                  Dec. 2002
----------------------------------------------------------------------------------------------------------------------
Cupertino, CA              12,329                  38,741                1,240                  Oct. 2002
----------------------------------------------------------------------------------------------------------------------
New York, NY (1)            9,087                  31,805                2,272                  Apr. 2010
----------------------------------------------------------------------------------------------------------------------
San Jose, CA                2,728                   6,138                - 0 -                  Dec. 2001
----------------------------------------------------------------------------------------------------------------------

(1) WaveXpress facility leased beginning Feb. 2000

Item 3. Legal Proceedings

      From time to time, we are party to litigation arising in the ordinary course of business. We believe that no pending legal proceeding will have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      On November 22, 1999, the Company held its Annual Meeting of shareholders. At the Annual Meeting, the shareholders voted on the following matters:

      1. The election of seven directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified. The previous board was re-elected with the following results:

DIRECTOR                            FOR                     WITHHELD
--------                            ---                     --------

Peter J. Sprague                34,868,997                   48,408

John E. Bagalay, Jr.            34,868,997                   48,408

Philippe Bertin                 34,868,897                   48,508

George Gilder                   34,868,997                   48,408

John E. McConnaughy, Jr.        34,868,897                   48,508

Steven Sprague                  34,868,997                   48,408

Nolan Bushnell                  34,868,997                   48,408

Item 5. Price Range Of Common Stock

      The Class A common stock trades on the Nasdaq National Market under the symbol "WAVX". The following table sets forth, for the periods indicated, the high and low closing sales prices per share for the Class A common stock. There is no established trading market for our Class B common stock.

                                            High                     Low
                                            ----                     ---
Year Ended December 31, 1997
  First Quarter                             $3.00                    1.56
  Second Quarter                             1.81                    1.25
  Third Quarter                              2.00                    0.94
  Fourth Quarter                             2.00                    0.63

Year Ended December 31, 1998
  First Quarter                             $1.68                   $0.97
  Second Quarter                             4.75                    1.56
  Third Quarter                              4.56                    2.25
  Fourth Quarter                             5.63                    2.44

Year Ending December 31, 1999
  First Quarter                            $27.50                   $3.72
  Second Quarter                           $26.19                 $13.375
  Third Quarter                            $20.00                   $8.00
  Fourth Quarter                           $16.88                   $9.00

      As of March 03, 2000, there were approximately 592 holders of our Class A common stock. As of such date, there were 30 holders of our Class B common stock.

      On March 03, 2000, the last sale price reported on the Nasdaq National Market for the Class A common stock was $44.00.

      We have never declared or paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

      On December 15, 1999 the Company sold 69,626 shares of its Class A Common Stock, at a price of $14.36 in exchange for a license of the Hewlett-Packard Company's VerSecure software technology. These securities were registered on December 23, 1999.

      On November 5, 1999, ITG exercised the remainder of a warrant for 800,000 shares of Class A common stock. This was in conjunction with Wave who exercised a warrant in ITG for 1,000,000 shares. During the year ITG had previously exercised the initial portion of a warrant for 200,000 shares of Class A common stock.

      On March 30, 1999 the Company issued 181,818 shares of its Class A Common Stock, at a price of $11.00 per share, in satisfaction of the then outstanding principal amount of $2,000,000 on a note it had issued to Carriage Partners, LLC, pursuant to a conversion provision of the note.

      On March 23, 1999 the Company sold 2,090,954 shares of it Class A Common Stock, at a price of $11.00 per share, for an aggregate purchase price of $23,000,494. The shares were sold to a group of accredited investors pursuant to Regulation D promulgated under the Act. Pacific Growth Equities, Inc. acted as sole placement agent for the private placement.

      On March 31, 1999 Aladdin Knowledge Systems Ltd. exercised a portion of their warrant for 1,216,136 Class A common stock. During June of 1998, Aladdin also exercised a portion of the second warrant to purchase 1,000,000 shares of common stock. Aladdin still has the right to acquire shares approximating 3.45% of the Company's Class A common stock.

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

      On October 9, 1997 the Company issued 112,500 shares of newly created Series F Convertible Preferred Stock, par value $.01 ("Series F Convertible Preferred Stock"), at a price of $20 per share, for an aggregate purchase price of $2,250,000. The shares were sold to one (1) accredited investor pursuant to Regulation D promulgated under the Act. The Series F Convertible Preferred Stock is convertible into the Class A Common Stock at an effective conversion price of the lower of (a) $1.05 and (b) 80% of the average of the five (5) lowest trading prices of the Class A Common Stock during (x) a day on which the Class A Common Stock is traded on The Nasdaq National Market or The Nasdaq SmallCap Market or principal national securities exchange or market on which the Class A Common Stock has been listed, or (y) if the Class A Common Stock is not listed on The Nasdaq National Market or The Nasdaq SmallCap Market or any stock exchange or market, a day on which the Class A Common Stock is traded in the over-the-counter market, as reported by the OTC Bulletin Board, or (z) if the Class A Common Stock is not quoted on the OTC Bulletin Board, a day on which the Class A Common Stock is quoted in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices) ("Trading Days"), as reported by Bloomberg Information Services, Inc. during the ten (10) Trading Days immediately preceding the Conversion Date, as defined in the Certificate of Designation of the Series F Convertible Preferred Stock. In addition to the Series F Convertible Preferred Stock, the Company also issued warrants to purchase a total of 168,750 shares of Class A Common Stock at an exercise price of $1.26 per share, exercisable until October 9, 2002. As of December 31, 1997, all of the shares of the Series F Preferred stock have been converted into Class A Common Stock.

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

Item 6. Selected Financial Data

                          Statement of Operations Data

                                                                                                          Period from
                                                                                                          February 12,
                                                                                                              1988
                                                                                                           (inception)
                                                                                                             through
                                                      Year ended December 31                               December 31
                          ----------------------------------------------------------------------------    ------------
                              1999            1998            1997            1996            1995            1999
                              ----            ----            ----            ----            ----            ----
Revenues, Net .........   $    187,515    $     47,681    $     23,659    $      3,220    $               $    262,075
 Cost of Sales ........         93,170          37,488          12,947           1,762                         145,367
                          ------------    ------------    ------------    ------------    ------------    ------------
Gross Margin ..........         94,345          10,193          10,712           1,458                         116,708
                          ------------    ------------    ------------    ------------    ------------    ------------
Operating expenses:
Selling, general and
 administrative .......     16,749,276      11,945,273       9,557,198       6,553,003       4,080,185      57,733,962
Acquisition Costs .....      1,494,000                                                                       1,494,000
Write-off of Goodwill .             --              --         769,886              --              --         769,886
Aladdin Technology
 License Expense ......             --              --       3,889,000              --              --       3,889,000
Research and
 development ..........     10,697,971       6,247,105       4,715,334       3,751,871       3,324,735      33,395,870
                          ------------    ------------    ------------    ------------    ------------    ------------
                            28,941,247      18,192,378      18,931,418      10,304,874       7,404,920      97,282,718
                          ------------    ------------    ------------    ------------    ------------    ------------
Other income (expense):
ITG Technology License
 Fee ..................      1,250,000       2,750,000       1,000,000              --              --       5,000,000
License ITG Warrant
 Cost .................             --      (1,100,000)             --              --              --      (1,100,000)
Net interest and other
 income (expense) .....       (535,658)        (53,842)        (91,929)        176,870         572,054          (1,163)
                          ------------    ------------    ------------    ------------    ------------    ------------
Net loss ..............    (28,052,571)    (16,586,027)    (18,012,635)    (10,126,546)     (6,832,866)    (93,267,173)
Accrued dividends on
 preferred stock ......         13,239         108,863         809,982         199,614          40,600       1,256,632
                          ------------    ------------    ------------    ------------    ------------    ------------
Assured incremental
 yield ................             --         750,000       1,673,000         670,965              --       3,093,965
                          ------------    ------------    ------------    ------------    ------------    ------------
Net loss to common
 stockholders .........   $(28,065,810)   $(17,444,890)   $(20,495,617)   $(10,997,125)   $ (6,873,466)   $(97,617,770)
                          ============    ============    ============    ============    ============    ============
Weighted average
 number of common
 shares outstanding
 during the period ....     38,354,530      31,580,665      23,224,569      17,237,405      16,075,194      14,153,050
Loss per common
 share-basic and
 diluted ..............          $(.73)          $(.55)          $(.88)          $(.64)          $(.43)         $(6.90)
                          ============    ============    ============    ============    ============    ============

                               Balance Sheet Data

                                                           Year ended December 31
                                ----------------------------------------------------------------------------
                                    1999            1998            1997            1996            1995
                                    ----            ----            ----            ----            ----
Working capital
   (deficiency) .............   $  4,870,444    $   (770,959)   $  4,772,873    $  3,197,519    $  5,458,512

Total assets ................     16,531,883       6,023,991       7,965,827       6,237,219       7,754,042

Current liabilities .........      6,823,643       5,289,634       1,820,402         937,163       1,210,778

Long-term liabilities .......             --              --         522,124         465,500              --

Series A Cumulative
   Redeemable Preferred
   Stock ....................             --         493,201         471,601         432,334         390,534


Series B Cumulative
   Convertible Preferred
   Stock ....................             --              --              --         195,520              --

Series C Cumulative
   Convertible Preferred
   Stock ....................             --              --              --       2,647,742              --

Deficit accumulated during
   the development stage ....    (93,267,173)    (65,214,601)    (50,882,035)    (31,426,669)    (22,742,854)
                                ------------    ------------    ------------    ------------    ------------

Total stockholders'
   equity (deficiency) ......   $  9,708,240    $   (241,156)   $ (5,151,700)   $  1,558,960    $  6,152,730
                                ============    ============    ============    ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Wave is creating a new electronic commerce model for digital information and services based on client-side security, transactions and trust. Since our inception in February of 1988, we have devoted substantially all of our efforts and resources to research, feasibility studies, design, development, and market testing of a distributed trust system that enables client based transactions, including the metered usage of electronic content and services (the "Wave System"). Electronic content and services refers to any data, graphic software, video or audio sequence that can be digitally transmitted and/or stored. As our research and development activities matured, we were able to devote increased resources to the creation of content distribution services, market development and the application of the Wave System to end-user services. During 1998 and 1999 we established relationships with RSA Data Security, NEC Technologies, Pollex Technology, Hewlett-Packard's VerSecure division, Sun Microsystems, SMSC, ITE, IGST, Sarnoff, Hauppauge Computer Systems, Compaq Computer, National Semiconductor, KiSS Nordic, Cyber-COMM, Lego Media and WavePhore. We received payments of $1 million and $4 million pursuant to a joint venture agreement with Internet Technology Group, PLC ("ITG"), a

United Kingdom company, and have recognized $5 million to date as license fees. We also recorded a net cost of $1.1 million for an exchange of warrants between ITG and us for 1,000,000 shares of common stock in each of the companies. From inception through December 31, 1999, we have realized only minimal operating revenues, and do not anticipate significant revenues in the near future. There are numerous risks that could adversely affect our efforts to achieve profitability.

      On July 27, 1999, we completed the acquisition of N*ABLE Technologies, Inc., a security solutions company that produces hardware-based security solutions for the protection of sensitive user data within network client systems, including a hardware-based security co-processor that manages the secure transfer of payment or sensitive personal information to and from desktop computers. We paid the shareholders of N*ABLE the total consideration of 2,280,821 shares of our Class A common stock (subject to certain post closing adjustments). The closing price per share as of the closing date was $10.38. Founded in 1996, N*ABLE was located in Danvers, Massachusetts, with offices in Cupertino, California and Bouguenais, France. The transaction was accounted for under the pooling-of-interests method of accounting and the financial data in the Selected Financial Data table above and in the discussion below has been restated for all periods assuming the acquisition occurred on the first day of the first period presented.

Results of operations

Years Ended December 31, 1999 and 1998

      For the twelve months ended December 31, 1999 and December 31, 1998, we had revenues of $187,515 and 47,681 respectively. Revenue growth can be attributed to the increased sales of hardware security co-processor and associated software products. Cost of Sales for the twelve months ended December 31, 1999, was $93,170 compared with $37,488. This is a result of higher sales associated with hardware products.

      Research and development expense for the twelve months ended December 31, 1999 were $10,697,971, as compared to $6,247,105 for the comparable period of 1998. This 71% increase in research and development expenses was primarily attributable to an increase in headcount and consultant costs associated with the design and development of our proprietary integrated circuit technology and software. The Company continues to aggressively staff and fund additional development initiatives, including WaveXpress, MyPublish and CharityWave.

      Selling, general and administrative expenses for the twelve months ended December 31, 1999 were $16,749,276 as compared to $11,945,273 for the comparable period of 1998. The 40% increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, consultants and professional fees, trade shows, equipment and other related costs associated with the development and marketing of new applications and new markets for our technology. Acquisition costs related to the N*Able acquisition amounted to $1,494,000.

      Interest income for the twelve months ended December 31, 1999 was $617,306, as compared to $231,820 for the comparable period of 1998. The increase in interest income is primarily attributable to an increase in interest-bearing assets, which were a direct result of the private placement of Class A common stock for an aggregate purchase price of $23,000,494.

      Interest expense for the twelve months ended December 31, 1999 was $832,976, as compared to interest expense of $285,662 for the comparable period of 1998. This increase in interest expense is primarily attributable to a non-cash expense of approximately $666,000 for the value of warrants to acquire 275,000 shares of Class A common stock issued as part of the bridge loan financing, and a non-cash interest charge of approximately $151,000 on a note to Southeast Interactive Technologies Fund I. On October 18, 1998, we amended the Southeast Interactive Technologies note so that it was convertible at any time from April 1, 1999 to April 18, 1999, reducing the conversion price to $0.95 per share. Additional warrants for 75,000 shares were issued as part of this amendment, and the fair value of these warrants was $106,000. Additionally, the fair value of the reduced conversion price was $274,000. We amortized such amounts as additional interest expense from the date that the note was amended and the warrant issued through the earliest conversion date of April 1, 1999.


      License fee income for the year ended December 31, 1999 was $1,250,000, as compared with $2,750,000 for 1998. The license fee for both 1999 and 1998 were portions of a $5 million fee paid by ITG to the Company as part of a joint venture agreement under which ITG receives the right to market the Wave technology in European and Middle Eastern markets. Additional development work is expected to support increased distribution efforts.

      On June 9, 1999 the company and PC Free Inc., a worldwide customer-based computer system provider signed an agreement to embed the company's EMBASSY E-commerce system in PC Free's computer systems. Part of the agreement required the Company to advance PC Free Inc. $240,000. As consideration for the advance, the company was to receive from PC Free Inc. warrants to purchase the stock of PC Free. The company subsequently determined that the initial investment had no value and it was written off during December, 1999.

      In April 1999, WaveXpress, a joint venture between Wave and Sarnoff Corporation was established. For technology licensed to WaveXpress by Wave, Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave and its affiliates that purchased founders stock in April 1999 own the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague and Steven Sprague, the Chief Executive Officer and President of Wave, respectively, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group purchased for a nominal amount, founders stock representing, in the aggregate, 7% of the outstanding capital stock of WaveXpress. Wave is also funding WaveXpress through a convertible note and expects to continue to provide funding until an external round of funding can be attained This note can be converted into equity by the Company. Through December 31, 1999 Wave has provided approximately $3.2 million in funds. WaveXpress's financials are included in Wave's consolidated financials.

      The financial statements of WaveXpress have been consolidated with those of the Company for the period ended December 31, 1999. As the joint venture minority partners, Sarnoff Corporation and the Wave affiliates, have not contributed any cash and are not required to fund the operations of the joint venture, the Company has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore, has reflected 100% of WaveXpress' operating results in these consolidated financial statements. For the period April 1999, date of inception, to December 31, 1999, WaveXpress' operating results were a net loss of approximately $1.9 million and license fees paid of approximately $1.8 million. The $1.8 million license fee has been capitalized and is included in other assets on the consolidated balance sheet at December 31, 1999.


      Due to the reasons set forth above, our net loss for the twelve months ended December 31, 1999 was $28,052,572 as compared to $16,586,027 for the comparable period of 1998. The net loss for the twelve months ended December 31, 1999 to common stockholders was $28,065,811, as compared to $17,444,890 for the comparable period of 1998.

      Years Ended December 31, 1998 and 1997

      For the years ended December 31, 1998 and December 31, 1997 we had only minimal operating revenues.

      Selling, general and administrative expenses for the year ended December 31, 1998 were $11,945,273, as compared with $9,557,198 for 1997. The increase in selling, general and administrative expenses was primarily attributable to increased headcount, as well as trade-show related expenses.

      In the third quarter of 1997 we wrote off approximately $770,000 of Goodwill recorded for the Win acquisition because we were uncertain as to whether the anticipated future operations of the business would be sufficient to justify the carrying value.

      Research and development expenses for the year ended December 31, 1998 were $6,247,105, as compared with $4,715,334 for 1997. The increase in research and development expenses is attributable to increased headcount and consulting-related expenses.

      License fee income for the year ended December 31, 1998 was $2,750,000, as compared with $1,000,000 for 1997. The $2,750,000 for the year ended December 31, 1998 is before a charge of $1.1 million related to our net cost of a warrant were obligated to issue to ITG as part of the technology licensing agreement. The $1.1 million charge is net of the estimated fair value of the ITG warrant that we received as part of the warrant exchange. The license fee for both 1998 and 1997 were portions of a $5 million fee paid by ITG to us as part of a joint venture agreement under which ITG receives the right to market the Wave technology in European and Middle Eastern markets. Additional development work is expected to support increased distribution efforts.

      Interest expense for the year ended December 31, 1998 was $285,662, as compared with interest expense of $177,868 for 1997. An increase in interest expense for the year ended December 31, 1998 was primarily attributable to the restated and amended note for Southeast Interactive Technologies Fund I. Interest income was $231,820 for the year ended December 31, 1998 as compared with interest income for the year ended December 31, 1997 of $85,939. The increase was attributable to the interest earned on cash and marketable securities. We held no marketable securities at December 31, 1998

      Due to the reasons set forth above, our net loss was $16,586,027 for the year ended December 31, 1998, as compared with $18,012,635 for 1997.

Liquidity and capital resources

      We have experienced net losses and negative cash flow from operations since our inception, and, as of December 31, 1999, had a $93,267,173 deficit accumulated during the development stage, and stockholders' equity of $9,708,240.

      At December 31, 1999, we had $6,290,045 in cash and cash equivalents. At December 31, 1998, we had $4,451,175 in cash and cash equivalents. We held $4,480,500 in marketable securities at December 31, 1999 due to the ITG Warrant exercise. No marketable securities were held at December 31, 1998. The increase in cash and cash equivalents is primarily attributable to cash proceeds from private placements during the first quarter of 1999. In January 1999, we issued a $2 million convertible promissory note, which was subsequently converted into Class A common stock in March 1999. We also completed a $23 million private placement with institutional, strategic and accredited investors in March 1999. On March 6, 1998, we sold 150,000 shares of newly created Series G Convertible Preferred Stock to one accredited investor at a price of $20 per share, for an aggregate purchase price of $3,000,000, which was converted into 2,771,596 shares of Class A common stock. We also issued warrants to purchase a total of 225,000 shares of Class A Common stock at an exercise price of $1.38 per share, exercisable until October 9, 2002. Until August, 1999, we had issued and outstanding 360 shares of preferred stock designated as Series A Cumulative Redeemable Preferred Stock, par value $.01 per share, all of which was held by one person. This stock was redeemable, in whole or in part, at any time at our option, at a price of $1,000 per share and was subject to mandatory redemption five years from the date of issuance. The holder of these shares made demand for redemption as of April 28, 1999. We redeemed these shares on August 11, 1999. The total redemption price was $506,440, including accrued but unpaid dividends.

      On November 5, 1999 the Company had exercised its warrant for 1,000,000 shares in ITG. Also during the year ITG exercised its 1,000,000 warrants in the Company. As of December 31, 1999 the value of Wave's holdings in ITG were valued at $4,480,500 with an unrealized investment gain of $2,860,500.

      WaveXpress, the joint development venture with Sarnoff Corporation and other affiliates, has been funded entirely by the Company. Through December 31, 1999 the Company has provided approximately $3.2 million in funds. Wave expects to continue funding WaveXpress until it can secure a round of external funding, which is expected to occur during 2000.

      As of December 31, 1999, we had available net operating loss carryforwards for Federal income tax purposes of approximately $80.1 million. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there has been such a cumulative change in ownership. However, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994.

      At December 31, 1999, we had working capital of $4,870,444. We expect we may incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 2000, due to minimal revenues and increased sales and marketing expenses associated with initial market entry, and continued research and development costs.

      We anticipate that our existing capital resources as well as the additional funding raised during the first quarter of 2000, which raised approximately $122.4 million through the sale of 3.6 million shares of Class A common stock, will be adequate to satisfy our capital requirements through the end of 2001

Recent accounting pronouncements

      In November 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 100, "Restructuring and Impairment Charges." In December 1999, the SEC issued SAB No.101, "Revenue Recognition in Financial Statements." SAB No. 100 expresses the views of the SEC staff regarding the accounting for and disclosure of certain expenses not commonly reported in connection with exit activities and business combinations. This includes the accrual of exit and employee termination costs and the recognition of impairment charges. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues.

      There was no material impact on our financial position or our results of operations from the adoption of these Staff Accounting Bulletins.

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

Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

      Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors of the Registrant

                                               Business Experience and Principal Occupation or
                                             Employment During Past 5 Years; Positions held with    Director
Name                           Age                      Company; Other Directorships                  Since
----                           ---         -------------------------------------------------------  --------
Peter J. Sprague(1)(4)         60          Chairman of the Company since 1988 and Chief Executive     1988
                                           Officer of the Company since July 1991; Chairman of
                                           National Semiconductor Corporation from 1965 until May
                                           1995; Director of EnLighten Software, Inc. and Imagek,
                                           Inc.; Trustee of the Strang Clinic; Member of Academy
                                           of Distinguished Entrepreneurs, Babson College.

John E. Bagalay, Jr.,          66          Senior Advisor to Chancellor, Boston University from       1993
Ph.D.(1)(2)(4)                             January 1998; Managing Director of Community Technology
                                           Fund, a venture capital affiliate of Boston University,
                                           from September 1989 until January 1, 1998; Chief
                                           Operating Officer, Chief Financial Officer and Director
                                           of Eurus Technologies, inc. since January 15, 1999;
                                           General Counsel of Lower Colorado River Authority from
                                           October 1984 to September 1988; former General Counsel
                                           of Texas Commerce Bancshares, Inc. and Houston First
                                           Financial Group; Director of Seragen, Inc., Cytogen,
                                           Inc., AES, Inc. and several privately-held
                                           corporations; President and CEO of Cytogen Corporation
                                           from January 1998, CFO since October 1997; Managing
                                           Director of Boston University Venture Capital Fund from
                                           1989-1997.

Philippe Bertin(3)             50          Manager of Financiere Wagram Poncelet (direct              1993
                                           marketing; media) since December 1991; Manager of
                                           Midial S.A. (consumer goods) from 1984 until 1991;
                                           Manager of FINOVELEC since October 1997.

George Gilder(4)               60          Chairman of the Executive Committee of the Company         1993
                                           since 1996; Senior Fellow at the Discovery Institute in
                                           Seattle, Washington; author of nine books, including
                                           Life After Television, Microcosm, The Spirit of
                                           Enterprise and Wealth and Poverty; contributing editor
                                           to Forbes Magazine; Director and President of Gilder
                                           Technology Group, Inc. (publisher of monthly technology
                                           reports); former chairman of the Lehrman Institute
                                           Economic Roundtable; former Program Director for the
                                           Manhattan Institute; recipient of White House award for
                                           Entrepreneurial Excellence from President Reagan.

John E. McConnaughy,           70          Chairman and Chief Executive Officer of JEMC               1988
Jr. (1)(2)(3)(4)                           Corporation (private investments); Chairman and Chief
                                           Executive Officer of Peabody International Corporation
                                           (an environmental services company) from 1969 through
                                           1985; Chairman and Chief Executive Officer of GEO

                                               Business Experience and Principal Occupation or
                                             Employment During Past 5 Years; Positions held with    Director
Name                           Age                      Company; Other Directorships                  Since
----                           ---         -------------------------------------------------------  --------
                                           International Corporation (a nondestructive testing,
                                           screen printing and oil field services company which
                                           was spun off from Peabody) from February 1981 to
                                           October 1992; Director of Riddell Sports Inc., Levcor
                                           International, Inc., Transact International, Inc.,
                                           De-Vlieg Bullard, Inc. and Mego Financial Corp. Mr.
                                           McConnaughy is also a member of the Board of Trustees
                                           of the Strang Clinic and the Chairman of the Board of
                                           the Harlem School of the Arts.

Nolan Bushnell                 56          Chairman and Chief Executive Officer of uWink.com, Inc.     1999
                                           since 1996; Chairman of Octus, Inc. from 1991 to 1995;
                                           consultant to IBM, Commodore International and Bally
                                           Manufacturing.

Steven Sprague                 35          President and Chief Operating Officer of the Company       1997
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

------
(1) Member of Nominating Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.
(4) Member of Executive Committee.

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

      Based solely upon a review of the copies of such forms furnished to the Company and, in certain cases, written representations that no Form 5 filings were required, the Company believes that, with respect to the 1999 fiscal year, all required Section 16(a) filings were made.

Item 11. Executive Compensation

      Summary Compensation Table

      The following table sets forth information with respect to the compensation paid or awarded by the Company to the Chief Executive Officer and the other executive officers whose cash compensation exceeded $100,000. (collectively, the "Named Executive Officers") for services rendered in all capacities during 1997, 1998 and 1999.

                                                                                                  Long-Term
                                                                                             Compensation Awards
                                                        Annual Compensation                 ---------------------
                                                    ----------------------------              Number of Shares
Name and Principal Position             Year         Salary($)         Bonus($)             Underlying Options(#)
--------------------------------        ----        ----------        ----------            ---------------------
Peter J. Sprague(1)                     1999        $  185,000        $  150,000                   100,000
   Chairman and Chief                   1998        $  182,917        $  150,000                   895,505
   Executive Officer                    1997        $  160,000        $  100,000                       -0-

Steven Sprague(2)                       1999        $  180,000        $  150,000                   100,000
   President and                        1998        $  177,500        $  150,000                   954,505
   Chief Operating Officer              1997        $  150,000        $  117,500                       -0-

Gerard T. Feeney(3)
   Senior Vice President, Chief
   Financial Officer and                1999        $  160,000        $  120,000                   100,000
   Secretary                            1998        $   90,359        $   65,000                   450,000


(1) Mr. Peter Sprague was awarded a bonus of $150,000 for 1999 to be paid in 2000 and will be fully applied to his outstanding loans with Wave. He also received a bonus for 150,000 in 1998, $75,000 was received in cash and $75,000 was applied to reduce his loans from the Company (see Item 13).


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

      Option Grants Table

      The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1999 by the Company to the Named Executive Officers.

                                                                                     Potential Realizable Value
                            Number of     % of Total                                 at Assumed Annual Rates of
                             Shares        Options                                  Stock Price Appreciation For
                           Underlying     Granted to     Exercise                          Option Term (1)
                             Options       Employees       Price      Expiration    ----------------------------
Name                       Granted (#)    Fiscal Year    ($/Share)       Date          5% ($)         10% ($)
----                       -----------    -----------    ---------    ----------       -------        -------
Peter J. Sprague             100,000          5.2%        $ 4.00       1/15/09         251,560        637,500
Steven Sprague               100,000          5.2           4.00       1/15/09         251,560        637,500
Gerard T. Feeney             100,000          5.2           4.00       1/15/09         251,560        637,500

----------
(1) The potential realizable value of the options reported above was calculated by assuming 5% and 10% compounded annual rates of appreciation of the common stock from the date of grant of the options until the expiration of the options, based upon the market price on the date of grant. These assumed annual rates of appreciation were used in compliance with the rules of the Securities and Exchange Commission and are not intended to forecast future price appreciation of the common stock.





      Fiscal Year End Option Value Table

      The following table sets forth information regarding the aggregate number and value of options held by the Named Executive Officers as of December 31, 1999, and the aggregate number and value of options exercised by the Named Executive Officers during 1999.

                           Shares                                Number of Shares                  Value of Unexercised
                        Acquired on                       Underlying Unexercised Options           In-The-Money Options
                          Exercise      Value Received       at December 31, 1999(#)            at December 31, 1999($)(1)
                        -----------     --------------   --------------------------------      -----------------------------
Name                                                     Exercisable        Unexercisable      Exercisable     Unexercisable
----                                                     -----------        -------------      -----------     -------------
Peter J. Sprague             - 0 -              - 0 -      330,499             697,001         $3,094,208       $6,322,763
Steven Sprague            35,000            560,000        165,166             856,334          1,657,673        7,804,265
Gerard T. Feeney             - 0 -              - 0 -      150,000             400,000          1,265,625        3,325,000

----------
(1) The last reported bid price for the Company's Class A Common Stock on December 31, 1999 was $11.9375 per share. Value is calculated on the basis of the difference between the respective option exercise prices and $11.9375, multiplied by the number of shares of common stock underlying the respective options.

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

                                                                                                   Percent
                                                                                                    of All
                                  Number of Shares                 Number of Shares    Percent    Outstanding
                                 of Class A Common    Percent of   of Class B Common     of         Common
Beneficial Owner(1)                Stock Owned(2)        Class        Stock Owned       Class      Stock(3)
-------------------              -----------------    ----------   -----------------   -------    -----------
Peter J. Sprague(4)                    480,500            1.2          1,172,899          57.2         4.0
Steven Sprague(5)                      508,224            1.3            185,659           9.1         1.7
John E. Bagalay, Jr.(6)                 96,000             *                   0           *           *
Philippe Bertin(7)                      76,000             *                   0           *           *
George Gilder(8)                       172,000             *                   0           *           *
John E. McConnaughy, Jr.(9)             23,115             *             275,000          13.4         *
Nolan Bushnell (10)                     22,000                                 0
Gerard T. Feeney (11)                  183,333             *                   0           *           *
All executive officers and
directors as a group
(8 persons)(12)                      1,561,172            4.0          1,633,558          80.0         7.7

Aladdin Knowledge Sys. (13)          1,620,254            4.1                  0           *           3.9

----------
*Less than one percent.

(1) Each individual or entity has sole voting and investment power, except as otherwise indicated.
(2) Does not include shares of Class A Common Stock issuable upon the conversion of Class B Common Stock.
(3) In circumstances where the Class B Common Stock has five votes per share, the percentages of total voting power would be as follows: Peter J. Sprague, 12.8%; Steven Sprague, 2.9%; John E. Bagalay, Jr., less than 1%; Philippe Bertin, less than 1%; George Gilder, less than 1%; John E. McConnaughy, Jr., 2.8%; Aladdin Knowledge Systems, 3.3%; and all Executive Officers and Directors as a group, 21.3%.
(4) Includes 480,500 shares which are subject to options presently exercisable or exercisable within 60 days. Also includes 320,000 shares held in trust for the benefit of Mr. Sprague's adult children, and for which Mr. Sprague is a trustee.
(5) Includes 501,224 shares which are subject to options presently exercisable or exercisable within 60 days. Also includes 37,102 shares held in trust for the benefit of Mr. Sprague's family, and for which Mr. Sprague is a trustee.
(6)   Includes 92,000 shares which are subject to options presently exercisable.
(7)   Includes 72,000 shares which are subject to options presently exercisable.
(8) Includes 172,000 shares which are subject to options presently exercisable.
(9)   Includes 10,000 shares which are subject to options presently exercisable.
(10)  Includes 22,000 shares which are subject to options presently exercisable.
(11) Includes 183,333 shares which are subject to options presently exercisable or exercisable within 60 days.
(12) Includes 1,533,057 shares which are subject to options presently exercisable or exercisable within 60 days.
(13) Includes 1,285,454 shares which are subject to warrants presently exercisable or exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

Note Receivable from Director/Officer

      On November 16, 1992, the Company made a personal loan to Mr. Peter J. Sprague, Chairman and Chief Executive Officer of the Company, as evidenced by a note for $150,000, which sum was due and payable to the Company on January 16, 1993 and which bore interest at the rate of ten percent (10%) per annum. On the due date, the note was canceled and the total amount owed was "rolled-over" into a subsequent note, dated May 12, 1993 for $150,000, plus accrued interest. The note is due on demand by the Company and accrues interest at the rate of 10% per annum. On April 22, 1993, the Company made an additional loan to Mr. Peter Sprague for $23,175 as evidenced by a subsequent note, which is due on demand by the Company and which bears interest at a rate of 10% per annum. All of these loans were made to Mr. Sprague for personal reasons. As part of Mr. Sprague's $150,000 bonus for 1998, $75,000 was applied against his indebtedness to the Company. As of December 31, 1999, Mr. Sprague's aggregate indebtedness (including accrued interest) to the Company under the notes totaled $154,160. During March 2000 the entire note was paid. No demand has been made as of the date hereof. The notes are secured by a pledge of 67,000 shares of Class B Common Stock.

Compensation to Steven Sprague

      Steven Sprague received aggregate compensation of $330,000, $327,500 and $267,500 for services rendered to the Company in 1999, 1998 and 1997, respectively. Steven Sprague is the son of Mr. Peter J. Sprague, the Chairman and Chief Executive Officer of the Company.

Compensation to Michael Sprague

      Michael Sprague received aggregate compensation of $111,666, $110,000 and $112,500 for services rendered to the Company in 1999, 1998 and 1997, respectively. Michael Sprague is the son of Mr. Peter J. Sprague, the Chairman and Chief Executive Officer of the Company. During 1999 Michael Sprague became the Vice President of Services Development at the Company's subsidiary WaveXpress.

WaveXpress


      In April 1999, we joined with Sarnoff Corporation to announce the formation of a new joint venture, WaveXpress. On October 15, 1999 Wave and Sarnoff signed a Joint Venture Agreement which formally established WaveXpress. Under this agreement Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave and its affiliates that purchased founders stock in April 1999 own the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague and Steven Sprague, the Chief Executive Officer and President of Wave, respectively, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group purchased for a nominal amount, founders stock representing, in the aggregate, 7% of the outstanding capital stock of WaveXpress. Wave is currently funding WaveXpress through a convertible note. Through December 31, 1999, Wave has loaned WaveXpress approximately $3.2 million. Neither Sarnoff nor any of the other minority shareholders are obligated to provide and funding to the venture.

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

License and Cross-License Agreement

      On May 1, 1992, the Company entered into a Joint Technology Development Agreement and License and Cross-License Agreement with The Titan Corporation whereby Titan granted to the Company license rights to the use of certain patents which are co-owned by Titan. Dr. Gene W. Ray, a former director of the Company, is a director, President and Chief Executive Officer of Titan. The Company granted to Titan the exclusive right to make for, sell in, and lease in a "Retained Market," as defined in the agreement, the subject matter described in any Company patent. The Retained Market is defined generally as the market for "Government Information," as defined in the agreement, used solely by a government entity, and the market for products used to access such information. On February 28, 1997 the Company and Titan executed an addendum to the License and Cross-License Agreement whereby the Company received a sole license to the licensed patent to develop and distribute products to the in-home consumer microcomputer market segment.

Under this addendum to the License and Cross-License Agreement, Titan waived any and all defaults by the Company under the License and Cross-License Agreement occurring prior to February 28, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements:

                                                                         Page(s)
                                                                         -------

Index to Consolidated Financial Statements                                   F-1
Independent Auditors' Report                                                 F-2
Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-3
Consolidated Statements of Operations for each of the years
   ended December 31, 1999, 1998 and 1997 and for the period
   from February 12, 1988 (inception) through December 31, 1999              F-4
Consolidated Statements of Stockholders' Equity (Deficiency) and Other
   Comprehensive Income for each of the years ended December 31, 1999,
   1998 and 1997 and for the period from February 12, 1988 (inception)
   through December 31, 1999                                                 F-5
Consolidated Statements of Cash Flows for each of the years ended
   December 31, 1999, 1998 and 1997 and for the period from
   February 12, 1988 (inception) through December 31, 1999                  F-10
Notes to Consolidated Financial Statements                                  F-12

(a) (2) Financial Statement Schedules:

      All schedules have been omitted since they are either not required or not applicable.

(a) (3) Exhibits:

Exhibit No.                                  Description of Exhibit
--------------------------------------------------------------------------------

         3.1        --        Restated Certificate of Incorporation of
                              Registrant (incorporated by reference to Exhibit
                              3.1 of the Registrant's Registration Statement on
                              Form S-1, File No. 33-75286)
         3.2        --        Bylaws of Registrant (incorporated by reference to
                              Exhibit 3.2 of the Registrant's Registration
                              Statement on Form S-1, File No. 33-75286)
         4.1        --        Form of Stock Certificate of Class A Common Stock
                              (incorporated by reference to Exhibit 4.1 of the
                              Registrant's Registration Statement on Form S-1,
                              File No. 33-75286)
         4.2        --        Form of Representative's Warrant Agreement,
                              including the form of Representative's Warrant
                              (incorporated by reference to Exhibit 4.2 of the
                              Registrant's Registration Statement on Form S-1,
                              File No. 33-75286)
         4.3        --        Certificate of Designation of Series B Preferred
                              Stock of Wave Systems Corp. as filed with the
                              Delaware Secretary of State on May 24, 1996
                              (incorporated by reference to Exhibit 3.1 of the
                              Registrant's Current Report on Form 8-K filed on
                              May 30, 1996, File No. 0-24752)
         4.4        --        Certificate of Designation of Series C Convertible
                              Preferred Stock of Wave Systems Corp. as filed
                              with the Delaware Secretary of State on December
                              27, 1996 (incorporated by reference to Exhibit 3.1
                              of the Registrant's Current Report on Form 8-K
                              filed on January 8, 1997, File No. 0-24752)
         4.5        --        Certificate of Designation of Series D Convertible
                              Preferred Stock of Wave Systems Corp. as filed
                              with the Delaware Secretary of State on December
                              27, 1996 (incorporated by reference to Exhibit 3.1
                              of the Registrant's Current Report on Form 8-K
                              filed on June 3, 1997, File No. 0-24752)
         4.6        --        Certificate of Designation of Series F Convertible
                              Preferred Stock of Wave Systems Corp. as filed with the Delaware Secretary of State on October 9,
                              1997 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on October 15, 1997, File No. 0-24752)

          4.7       --        Certificate of Designation of Series G Convertible
                              Preferred Stock of Wave Systems Corp. as filed
                              with the Delaware Secretary of State on March 5,
                              1998 (incorporated by reference to Exhibit 3.1 of
                              the Registrant's Current Report on Form 8-K filed
                              on March 19, 1998, File No. 0-24752)
        +10.1       --        Joint Technology Development Agreement, dated as
                              of May 1, 1992, between The Titan Corporation and
                              Cryptologics International, Inc. (incorporated by
                              reference to Exhibit 10.2 of the Registrant's
                              Registration Statement on Form S-1, File No.
                              33-75286)
        +10.2       --        License and Cross-License Agreement, dated as of
                              May 1, 1992, between The Titan Corporation and
                              Cryptologics International, Inc. (incorporated by
                              reference to Exhibit 10.3 of the Registrant's
                              Registration Statement on Form S-1, File No.
                              33-75286)
         10.3       --        Amendment to License and Cross-License Agreement,
                              dated as of August 27, 1993, between The Titan
                              Corporation and Wave Systems Corp. (incorporated
                              by reference to Exhibit 10.4 of the Registrant's
                              Registration Statement on Form S-1, File No.
                              33-75286)
         10.4       --        Amended and Restated License Agreement, dated
                              February 14, 1994, by and among Wave Systems
                              Corp., Peter J. Sprague and John R. Michener
                              (incorporated by reference to Exhibit 10.5 of the
                              Registrant's Registration Statement on Form S-1,
                              File No. 33-75286)
       ++10.5       --        Wave Systems Corp. 1994 Stock Option Plan
                              (incorporated by reference to Exhibit 10.6 of the
                              Registrant's Registration Statement on Form S-1,
                              File No. 33-75286)
       ++10.6       --        Wave Systems Corp. Non-Employee Directors Stock
                              Option Plan (incorporated by reference to Exhibit
                              10.7 of the Registrant's Registration Statement on
                              Form S-1, File No. 33-75286)
         10.7       --        Regulation S Securities Subscription Agreement,
                              dated as of May 29, 1996 (incorporated by
                              reference to Exhibit 4.1 of the Registrant's
                              Current Report on Form 8-K filed on May 30, 1996,
                              File No. 0-24752)
         10.8       --        Purchase Agreement between Wave Systems Corp. and
                              JNC Opportunity Fund Ltd., dated as of December
                              27, 1996 (incorporated by reference to Exhibit 4.1
                              of the Registrant's Current Report on Form 8-K
                              filed on January 8, 1997, File No. 0-24752)
         10.9       --        Registration Rights Agreement between Wave Systems
                              Corp. and JNC Opportunity Fund Ltd., dated as of
                              December 27, 1996 (incorporated by reference to
                              Exhibit 4.2 of the Registrant's Current Report on
                              Form 8-K filed on January 8, 1997, File No.
                              0-24752)
         10.10      --        Purchase Agreement between Wave Systems Corp. and
                              JNC Opportunity Fund Ltd., dated as of May 30,
                              1997 (incorporated by reference to Exhibit 4.1 of
                              the Registrant's Current Report on Form 8-K filed
                              on June 3, 1997, File No. 0-24752)
         10.11      --        Registration Rights Agreement between Wave Systems
                              Corp. and JNC Opportunity Fund Ltd., dated as of
                              May 30, 1997 (incorporated by reference to Exhibit
                              4.2 of the Registrant's Current Report on Form 8-K
                              filed on June 30, 1997, File No. 0-24752)
         10.12      --        Purchase Agreement between Wave Systems Corp. and
                              Combination, Inc., dated as of October 9, 1997
                              (incorporated by reference to Exhibit 4.1 of the
                              Registrant's Current Report on Form 8-K filed on
                              October 15, 1997, File No. 0-24752)
         10.13      --        Registration Rights Agreement between Wave Systems
                              Corp. and Combination Inc., dated as of October 9,
                              1997 (incorporated by reference to Exhibit 4.2 of
                              the Registrant's Current Report on Form 8-K filed
                              on October 15, 1997, File No. 0-24752)
         10.14      --        Purchase Agreement between Wave Systems Corp. and
                              Combination Inc., dated as of March 6, 1998
                              (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on
                              March 19, 1998, File No. 0-24752)

         10.15      --        Registration Rights Agreement between Wave Systems
                              Corp. and Combination Inc., dated as of March 6,
                              1998 (incorporated by reference to Exhibit 4.2 of
                              the Registrant's Current Report on Form 8-K filed
                              on March 19, 1998, File No. 0-24752)
         10.16      --        Addendum to License and Cross-License Agreement,
                              dated February 28, 1997, between The Titan
                              Corporation and Wave Systems Corp. (incorporated
                              by reference to Exhibit 10.10 of the Registrant's
                              Current Report on Form 10-K filed on March 24,
                              1997, file No. 0-24752).
         10.17      --        Convertible Promissory Note, dated January 26,
                              1999, between Carriage Partners, LLC and Wave
                              Systems Corp.
       ++10.18      --        Employment Contract, dated June 8, 1998, between
                              Gerard T. Feeney and Wave Systems Corp.
       ++10.19      --        Employment Contract, dated November 10, 1998,
                              between Steven Sprague and Wave Systems Corp.
         23.1       --        Consent of Independent Auditors - KPMG LLP

----------
+Confidential treatment has been granted as to portions of this exhibit. ++Management contract or compensatory plan.

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

Dated: March 21, 2000
                                       WAVE SYSTEMS CORP.

                                       By:     /s/ Peter J. Sprague
                                          -------------------------
                                       Name:   Peter J. Sprague
                                       Title:  Chairman, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                               Title                                 Date
         ---------                               -----                                 ----
  /s/ Peter J. Sprague
-------------------------------
Peter J. Sprague                     Chairman and Chief Executive Officer           March 21, 2000

  /s/ Steven Sprague
-------------------------------
Steven Sprague                       President, Chief Operating Officer and         March 21, 2000
                                                Director

   /s/ John E. Bagalay, Jr.
-------------------------------
John E. Bagalay, Jr.                            Director                            March 21, 2000

   /s/ Philippe Bertin
-------------------------------
Philippe Bertin                                 Director                            March 21, 2000

   /s/ Nolan Bushnell
-------------------------------
Nolan Bushnell                                  Director                            March 21, 2000

   /s/ George Gilder
-------------------------------
George Gilder                                   Director                            March 21, 2000

   /s/ John E. McConnaughy, Jr.
-------------------------------
John E. McConnaughy, Jr.                        Director                            March 21, 2000

   /s/ Gerard T. Feeney
-------------------------------
Gerard T. Feeney                     Senior Vice President, Finance                 March 21, 2000
                                       and Administration, Chief Financial
                                       Officer and Secretary (Principal
                                       Financial Officer and Duly Authorized
                                       Officer of the Registrant

                   Index to Consolidated Financial Statements

                                                                         Page(s)
                                                                         -------

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                 F-3

Consolidated Statements of Operations for each of the years ended
  December 31, 1999, 1998 and 1997 and for the period from February 12,
  1988 (inception) through December 31, 1999                                 F-4

Consolidated Statements of Stockholders' Equity (Deficiency) and Other
  Comprehensive Income for each of the years ended December 31, 1999,
  1998 and 1997 and for the period from February 12, 1988 (inception)
  through December 31, 1999                                                  F-5

Consolidated Statements of Cash Flows for each of the years ended
  December 31, 1999, 1998 and 1997 and for the period from February 12,
  1988 (inception) through December 31, 1999                                F-10

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 and for the period from February 12, 1988 (date of inception) to December 31, 1999 in conformity with generally accepted accounting principles.


                                                          KPMG LLP


Boston, Massachusetts
March 10, 2000

                      WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                           Consolidated Balance Sheets
                           December 31, 1999 and 1998

         Assets
                                                                                 1999            1998
                                                                                 ----            ----
Current assets:
   Cash and cash equivalents                                                 $  6,290,045    $  4,451,175
   Marketable Securities                                                        4,480,500              --
   Inventories                                                                    431,686              --
   Prepaid expenses and other receivables                                         491,857          67,500
                                                                             ------------    ------------

         Total current assets                                                  11,694,087       4,518,675

Property and equipment, net                                                     2,680,874       1,342,229
Other assets                                                                    2,156,923         163,087
                                                                             ------------    ------------

                                                                               16,531,883       6,023,991
                                                                             ============    ============

         Liabilities and Stockholders' equity

Current liabilities:
   Accounts payable and accrued expenses                                        6,823,643       3,477,803
   Deferred license fee                                                                --       1,250,000
   Note payable                                                                        --         561,831
                                                                             ------------    ------------

         Total current liabilities                                              6,823,643       5,289,634
                                                                             ------------    ------------

   Series A Cumulative Redeemable Preferred Stock, $.01 par value
   360 shares outstanding in 1998                                                      --         493,201
                                                                             ------------    ------------

Stockholders' Equity :
   Series G Convertible Preferred stock, $.01 par value. 150,000 shares
     authorized and 20,000 outstanding in 1998                                         --         347,812

   Common stock, $.01 par value.  Authorized 75,000,000 shares as Class A;
     issued and outstanding 39,475,683 in 1999 and 30,682,970 in 1998             394,757         306,830
   Common stock, $.01 par value.  Authorized 13,000,000 shares as Class B;
     issued and outstanding 2,050,507 in 1999 and 3,140,665 in 1998                20,505          31,407
   Capital in excess of par value                                              99,853,811      64,919,050
   Deficit accumulated during the development stage                           (93,267,173)    (65,214,601)

   Other Comprehensive Income - unrealized gain on marketable securities        2,860,500              --

   Less: Note receivable from stockholder, including accrued interest
     of $105,985 in 1999 and $101,167 in 1998                                    (154,160)       (149,342)
                                                                             ------------    ------------

         Total stockholders' equity                                             9,708,240         241,156
                                                                             ------------    ------------

Commitments and contingencies

                                                                             $ 16,531,883    $  6,023,991
                                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                      Consolidated Statements of Operations

                  Years ended December 31, 1999, 1998, 1997 and
                period from February 12, 1988 (date of inception)
                            through December 31, 1999

                                                                                                  Period from
                                                                                               February 12, 1988
                                                                                              (date of inception)
                                                                                                   through
                                                                                                 December 31,
                                                     1999            1998            1997            1999
                                                     ----            ----            ----            ----
Revenues, Net                                         187,515          47,681          23,659         262,075
  Cost of Sales                                        93,170          37,488          12,947         145,367
                                                 ------------    ------------    ------------    ------------
Gross Margin                                           94,345          10,193          10,712         116,708
                                                 ------------    ------------    ------------    ------------

Operating expenses:
   Selling, general and administrative             16,749,276      11,945,273       9,557,198      57,733,962
   Research and development                        10,697,971       6,247,105       4,715,334      33,395,870
   Acquisition Costs                                1,494,000              --              --       1,494,000
   Write-off of goodwill                                   --              --         769,886         769,886
   Aladdin license and in process
     research and development expense                      --              --       3,889,000       3,889,000
                                                 ------------    ------------    ------------    ------------

                                                   28,941,247      18,192,378      18,931,418      97,282,718
                                                 ------------    ------------    ------------    ------------
Other income (expense):
   License fee                                      1,250,000       2,750,000       1,000,000       5,000,000
   License warrant cost                                    --      (1,100,000)             --      (1,100,000)
   Interest income                                    617,306         231,820          85,939       1,921,578
   Interest expense                                  (832,976)       (285,662)       (177,868)     (1,695,461)
   Other (expense)                                   (240,000)             --              --        (227,280)
                                                 ------------    ------------    ------------    ------------
                                                      794,330       1,596,158         908,071       3,898,837
                                                 ------------    ------------    ------------    ------------
          Net loss                                (28,052,572)    (16,586,027)    (18,012,635)    (93,267,173)

Accrued dividends on preferred stock
   (including accretion of assured incremental
   yield on preferred stock of $750,000 in
   1998 and $1,673,000 in 1997)                        13,239         858,863       2,482,982       4,350,597
                                                 ------------    ------------    ------------    ------------

          Net loss to common stockholders        $(28,065,811)   $(17,444,890)   $(20,495,617)   $(97,617,770)
                                                 ============    ============    ============    ============
Loss per common share - basic and diluted        $       (.73)   $       (.55)   $       (.88)   $      (6.90)
                                                 ============    ============    ============    ============
Weighted average number of common
   shares outstanding during the period            38,365,873      31,580,665      23,224,569      14,153,050

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income

                                                                                                                       Deficit
                                                                                                                     accumulated
                                                            Class A                 Class B             Capital      during the
                                                         common stock            common stock        in excess of    development
                                                        Shares   Amount      Shares        Amount      par value        stage
                                                        ------   ------      ------        ------      ---------        -----
Shares issued to founders at $.003 per share                --   $   --     4,680,000   $    46,800   $   (31,200)   $        --
Shares issued at $1.25 per share, net of expenses of
   $36,574 from September through November 1988             --       --       300,000         3,000       335,426             --
Net loss for period ended December 31, 1988                 --       --            --            --            --       (326,832)
                                                        ------   ------   -----------   -----------   -----------    -----------

Balance at December 31, 1988                                --       --     4,980,000        49,800       304,226       (326,832)

Shares issued at $1.25 per share, net of expenses of
   $68,750, from January through December 1989              --       --       270,000         2,700       266,050             --
Shares issued at $1.25 per share in July 1989 as
   compensation for services rendered                       --       --         1,920            19         2,381             --
Shares issued by principal stockholders at $1.25
   per share in December 1989 as compensation
   for services rendered                                    --       --            --            --       374,000             --
Net loss for year ended December 31, 1989                   --       --            --            --            --       (982,186)
                                                        ------   ------   -----------   -----------   -----------    -----------

Balance at December 31, 1989                                --       --     5,251,920        52,519       946,657     (1,309,018)

Shares issued by principal stockholder at $1.25
   per share in March 1990 as compensation for
   services rendered                                        --       --            --            --        56,250             --
Shares issued by principal stockholder at $.50 per
   share in March 1990 as compensation for
   services rendered                                        --       --            --            --        60,000             --
Shares issued at $1.67 per share in May 1990 as
   compensation for services rendered                       --       --         6,000            60         9,940             --
Shares issued at $1.67 per share, net of expenses of
   $5,000 in March, April, November and December 1990       --       --       390,000         3,900       641,100             --
Net loss for year ended December 31, 1990                   --       --            --            --            --     (1,178,129)
                                                        ------   ------   -----------   -----------   -----------    -----------

Balance at December 31, 1990                                --       --     5,647,920        56,479     1,713,947     (2,487,147)

Shares issued at $1.67 per share from March
   through November 1991                                    --       --       315,000         3,150       521,850             --
Shares issued at $1.67 per share in November
   1991 as compensation for services rendered               --       --        19,800           198        32,802             --
Net loss for year ended December 31, 1991                   --       --            --            --            --     (1,009,368)
                                                        ------   ------   -----------   -----------   -----------    -----------

Balance at December 31, 1991 (carried forward)              --       --     5,982,720        59,827     2,268,599     (3,496,515)


                                                                             Note
                                                                          receivable
                                                             Deferred        from
                                                           compensation   stockholder        Total
                                                           ------------   -----------        -----
Shares issued to founders at $.003 per share                  $   --        $   --        $    15,600
Shares issued at $1.25 per share, net of expenses of
   $36,574 from September through November 1988                   --            --            338,426
Net loss for period ended December 31, 1988                       --            --           (326,832)
                                                              ------        ------        -----------

Balance at December 31, 1988                                      --            --             27,194

Shares issued at $1.25 per share, net of expenses of
   $68,750, from January through December 1989                    --            --            268,750
Shares issued at $1.25 per share in July 1989 as
   compensation for services rendered                             --            --              2,400
Shares issued by principal stockholders at $1.25
   per share in December 1989 as compensation
   for services rendered                                          --            --            374,000
Net loss for year ended December 31, 1989                         --            --           (982,186)
                                                              ------        ------        -----------

Balance at December 31, 1989                                      --            --           (309,842)

Shares issued by principal stockholder at $1.25
   per share in March 1990 as compensation for
   services rendered                                              --            --             56,250
Shares issued by principal stockholder at $.50 per
   share in March 1990 as compensation for
   services rendered                                              --            --             60,000
Shares issued at $1.67 per share in May 1990 as
   compensation for services rendered                             --            --             10,000
Shares issued at $1.67 per share, net of expenses of
   $5,000 in March, April, November and December 1990             --            --            645,000
Net loss for year ended December 31, 1990                         --            --         (1,178,129)
                                                              ------        ------        -----------

Balance at December 31, 1990                                      --            --           (716,721)

Shares issued at $1.67 per share from March
   through November 1991                                          --            --            525,000
Shares issued at $1.67 per share in November
   1991 as compensation for services rendered                     --            --             33,000
Net loss for year ended December 31, 1991                         --            --         (1,009,368)
                                                              ------        ------        -----------

Balance at December 31, 1991 (carried forward)                    --            --         (1,168,089)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income - (Continued)

                                                                                                                          Deficit
                                                                                                                        accumulated
                                                                Class A                Class B              Capital     during the
                                                              common stock           common stock        in excess of   development
                                                             Shares   Amount     Shares        Amount      par value       stage
                                                             ------   ------     ------        ------      ---------       -----
Balance at December 31, 1991 (brought forward)                   --       --    5,982,720        59,827     2,268,599    (3,496,515)

Shares issued at $1.67 per share from January through
  October 1992                                                   --       --      708,000         7,080     1,172,920            --
Shares issued at $1.67 per share in May 1992 in connection
   with License and Cross-License Agreement                      --       --      674,976         6,750     1,118,210            --
Shares issued at $1.67 per share in May 1992 as
   compensation for services rendered                            --       --       18,000           180        29,820            --
Shares issued at $2.50 per share in May and November
   1992 as compensation for services rendered                    --       --      771,000         7,710     1,919,790            --
Shares issued at $2.50 per share, net of expenses
   of $7,500, in November and December 1992                      --       --      323,001         3,230       796,773            --
Shares issued by principal stockholder in
   December 1992 at $2.50 per share as
   compensation for services rendered                            --       --           --            --        75,000            --
Shares canceled in October and December 1992                     --       --      (75,000)         (750)          750            --
Issuance of stock options at $.003 exercise price
   per share in June 1992                                        --       --           --            --       798,400            --
Amortization of deferred compensation                            --       --           --            --            --            --
Accrued dividends on preferred stock                             --       --           --            --        (6,383)           --
Note received from stockholder and accrual of
   interest thereon                                              --       --           --            --            --            --
Net loss for year ended December 31, 1992                        --       --           --            --            --    (4,182,638)
                                                             ------   ------   ----------    ----------    ----------    ----------

Balance at December 31, 1992 (carried forward)                   --       --    8,402,697        84,027     8,173,879    (7,679,153)

                                                                               Note
                                                                            receivable
                                                                Deferred       from
                                                              compensation  stockholder       Total
                                                              ------------  -----------       -----
Balance at December 31, 1991 (brought forward)                         --            --    (1,168,089)

Shares issued at $1.67 per share from January through
  October 1992                                                         --            --     1,180,000
Shares issued at $1.67 per share in May 1992 in connection
   with License and Cross-License Agreement                            --            --     1,124,960
Shares issued at $1.67 per share in May 1992 as
   compensation for services rendered                                  --            --        30,000
Shares issued at $2.50 per share in May and November
   1992 as compensation for services rendered                          --            --     1,927,500
Shares issued at $2.50 per share, net of expenses
   of $7,500, in November and December 1992                            --            --       800,003
Shares issued by principal stockholder in
   December 1992 at $2.50 per share as
   compensation for services rendered                                  --            --        75,000
Shares canceled in October and December 1992                           --            --            --
Issuance of stock options at $.003 exercise price
   per share in June 1992                                        (398,660)           --       399,740
Amortization of deferred compensation                             155,455            --       155,455
Accrued dividends on preferred stock                                   --            --        (6,383)
Note received from stockholder and accrual of
   interest thereon                                                    --      (152,974)     (152,974)
Net loss for year ended December 31, 1992                              --            --    (4,182,638)
                                                               ----------    ----------    ----------

Balance at December 31, 1992 (carried forward)                   (243,205)     (152,974)      182,574

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income - (Continued)

                                                                        Class A                    Class B              Capital
                                                                     common stock                common stock        in excess of
                                                                 Shares        Amount        Shares        Amount      par value
                                                                 ------        ------        ------        ------      ---------
Balance at December 31, 1992 (brought forward)                         --            --     8,402,697        84,027     8,173,879

Shares issued at $1.67 per share in February 1993                      --            --        30,000           300        49,800
Shares issued at $3.50 per share, net of expenses of
   $82,427, from April through December 1993                           --            --       550,359         5,504     1,838,294
Shares issued at $3.50 per share from May to December
   1993 as compensation for services rendered, for the
   acquisition of property and equipment and as additional
   interest on borrowings                                              --            --        73,319           733       255,884
Issuance of warrants to purchase Class B common stock
   from September to December 1993 in conjunction with
   the issuance of convertible debt                                    --            --            --            --        72,893
Amortization of deferred compensation                                  --            --            --            --            --
Accrued dividends on preferred stock                                   --            --            --            --       (38,467)
Note received from stockholder and accrual of
   interest thereon                                                    --            --            --            --            --
Net loss for year ended December 31, 1993                              --            --            --            --            --
                                                              -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1993                                           --            --     9,056,375        90,564    10,352,283

Shares issued at $3.50 per share in January and
   February 1994                                                       --            --        95,715           957       334,046
Shares issued at $3.50 per share in February 1994
   as additional interest on borrowings                                --            --         5,700            57        19,893
Issuance of warrants to purchase Class B common stock
   in January and February 1994 in conjunction with
   the issuance of convertible debt                                    --            --            --            --       115,234
Accrued dividends on preferred stock                                   --            --            --            --       (39,484)
Accrual of interest on note receivable from stockholder                --            --            --            --            --
Sale of warrants to underwriter in September 1994                      --            --            --            --             4
   Conversion of notes payable                                         --            --       599,507         5,995     2,079,131
Shares issued at $5.00 per share in initial public offering
   in September 1994, net of expenses of $2,929,835             3,728,200        37,282            --            --    15,673,883
Net loss for year ended December 31, 1994                              --            --            --            --            --
                                                              -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1994 (carried forward)                  3,728,200        37,282     9,757,297        97,573    28,534,990

                                                                 Deficit
                                                               accumulated                      Note
                                                               during the                    receivable
                                                               development      Deferred        from
                                                                  stage       compensation   stockholder      Total
                                                                  -----       ------------   -----------      -----
Balance at December 31, 1992 (brought forward)                  (7,679,153)      (243,205)      (152,974)       182,574

Shares issued at $1.67 per share in February 1993                       --             --             --         50,100
Shares issued at $3.50 per share, net of expenses of
   $82,427, from April through December 1993                            --             --             --      1,843,798
Shares issued at $3.50 per share from May to December
   1993 as compensation for services rendered, for the
   acquisition of property and equipment and as additional
   interest on borrowings                                               --             --             --        256,617
Issuance of warrants to purchase Class B common stock
   from September to December 1993 in conjunction with
   the issuance of convertible debt                                     --             --             --         72,893
Amortization of deferred compensation                                   --        243,205             --        243,205
Accrued dividends on preferred stock                                    --             --             --        (38,467)
Note received from stockholder and accrual of
   interest thereon                                                     --             --        (39,783)       (39,783)
Net loss for year ended December 31, 1993                       (3,959,334)            --             --     (3,959,334)
                                                               -----------    -----------    -----------    -----------

Balance at December 31, 1993                                   (11,638,487)            --       (192,757)    (1,388,397)

Shares issued at $3.50 per share in January and
   February 1994                                                        --             --             --        335,003
Shares issued at $3.50 per share in February 1994
   as additional interest on borrowings                                 --             --             --         19,950
Issuance of warrants to purchase Class B common stock
   in January and February 1994 in conjunction with
   the issuance of convertible debt                                     --             --             --        115,234
Accrued dividends on preferred stock                                    --             --             --        (39,484)
Accrual of interest on note receivable from stockholder                 --             --        (17,315)       (17,315)
Sale of warrants to underwriter in September 1994                       --             --             --              4
   Conversion of notes payable                                          --             --             --      2,085,126
Shares issued at $5.00 per share in initial public offering
   in September 1994, net of expenses of $2,929,835                     --             --             --     15,711,165
Net loss for year ended December 31, 1994                       (4,271,501)            --             --     (4,271,501)
                                                               -----------    -----------    -----------    -----------

Balance at December 31, 1994 (carried forward)                 (15,909,988)            --       (210,072)    12,549,785

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

   Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income - (Continued)

                                                                      Class A                        Class B
                                                                    common stock                   common stock
                                                                Shares         Amount         Shares          Amount
                                                                ------         ------         ------          ------
Balance at December 31, 1994 (brought forward)                  3,728,200         37,282      9,757,297          97,573

Shares issued at prices ranging from $1.00 per share to
   $3.13 per share as compensation for services rendered           31,559            315             --              --
Exercise of options to purchase Class B stock                          --             --        681,700           6,817
Accrued dividends on preferred stock                                   --             --             --              --
Accrual of interest on note receivable from stockholder                --             --             --              --
Exchange of Class B stock for Class A stock                     2,855,859         28,559     (2,855,859)        (28,559)
Net loss for the year ended December 31, 1995                          --             --             --              --
                                                             ------------   ------------   ------------    ------------

Balance at December 31, 1995                                    6,615,618         66,156      7,583,138          75,831

Exercise of options to purchase Class A stock                     214,091          2,141             --              --
Shares issued at prices ranging from $2.06 per share to
   $3.44 per share as compensation for services rendered           42,077            421             --              --
Issuance of unregistered Class B common stock to acquire
   Wave Interactive Network valued at approximately
   $.98 per share                                                      --             --        375,000           3,750
Issuance of warrants to purchase unregistered shares of
   Class A common stock in conjunction with the issuance
   of convertible debt and preferred stock                             --             --             --              --
Conversion of Class B Preferred Stock                           2,960,303         29,603             --              --
Accrual of interest on note receivable                                 --             --             --              --
Accrued dividends on preferred stock                                   --             --             --              --
Exchange of Class B stock for Class A stock                     1,749,997         17,500     (1,749,997)        (17,500)
N*ABLE  APIC in connection with the issuance of
     Class A common stock due to merger                           873,317          8,733             --              --
Net loss for the year ended December 31, 1996                          --             --             --              --
                                                             ------------   ------------   ------------    ------------

Balance at December 31, 1996                                   12,455,403        124,554      6,208,141          62,081
                                                             ------------   ------------   ------------    ------------

Exercise of options to purchase Class A and B common stock         70,326            703         10,330             104
Shares issued at prices ranging from $1.00 per share
   to $3.00 per share as compensation for services
   rendered                                                       126,885          1,269             --              --
Conversion of preferred stock into common stock                 7,998,860         79,989             --              --
Issuance of Class A common stock and warrants to
   purchase Class A common stock to Aladdin                       500,000          5,000             --              --
Issuance of Class A common stock and warrants to
   purchase Class A common stock                                  799,964          8,000             --              --
Reduction in note receivable                                           --             --             --              --
Accrual of interest on note receivable                                 --             --             --              --
Issuance of warrants to purchase Class A common stock
   in conjunction with the issuance of preferred stock                 --             --             --              --
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                        --             --             --              --
Assured incremental yield on issuance of Series F
   convertible preferred stock and debt                                --             --             --              --
N*ABLE  APIC in connection with the issuance of
     Class A common stock due to merger                         1,404,723         14,047             --              --
Net loss                                                               --             --             --              --
Exchange of Class B stock for Class A stock                     1,796,518         17,965     (1,796,518)        (17,965)
                                                             ------------   ------------   ------------    ------------

Balance at December 31, 1997                                   25,152,679   $    251,527      4,421,953    $     44,220

                                                                               Deficit
                                                                             accumulated                    Note
                                                               Capital       during the                  receivable
                                                            in excess of     development     Deferred       from
                                                              par value         stage      compensation  stockholder       Total
                                                              ---------         -----      ------------  -----------       -----
Balance at December 31, 1994 (brought forward)                 28,534,990    (15,909,988)         --        (210,072)    12,549,785

Shares issued at prices ranging from $1.00 per share to
   $3.13 per share as compensation for services rendered           57,184             --          --              --         57,499
Exercise of options to purchase Class B stock                     429,413             --          --              --        436,230
Accrued dividends on preferred stock                              (40,600)            --          --              --        (40,600)
Accrual of interest on note receivable from stockholder                --             --          --         (17,318)       (17,318)
Exchange of Class B stock for Class A stock                            --             --          --              --             --
Net loss for the year ended December 31, 1995                          --     (6,832,866)         --              --     (6,832,866)
                                                             ------------   ------------      ------    ------------   ------------

Balance at December 31, 1995                                   28,980,987    (22,742,854)         --        (227,390)     6,152,730

Exercise of options to purchase Class A stock                     420,366             --          --              --        422,507
Shares issued at prices ranging from $2.06 per share to
   $3.44 per share as compensation for services rendered          123,029             --          --              --        123,450
Issuance of unregistered Class B common stock to acquire
   Wave Interactive Network valued at approximately
   $.98 per share                                                 364,688             --          --              --        368,438
Issuance of warrants to purchase unregistered shares of
   Class A common stock in conjunction with the issuance
   of convertible debt and preferred stock                        283,455             --          --              --        283,455
Conversion of Class B Preferred Stock                           3,078,921             --          --              --      3,108,524
Accrual of interest on note receivable                                 --             --          --         (17,315)       (17,315)
Accrued dividends on preferred stock                             (199,014)            --          --              --       (199,014)
Exchange of Class B stock for Class A stock                            --             --          --              --             --
N*ABLE  APIC in connection with the issuance of
     Class A common stock due to merger                         1,296,241             --          --              --      1,304,974
Net loss for the year ended December 31, 1996                          --    (10,126,546)         --              --    (10,126,546)
                                                             ------------   ------------      ------    ------------   ------------

Balance at December 31, 1996                                   34,348,673    (32,869,400)         --        (244,705)     1,421,203
                                                             ------------   ------------      ------    ------------   ------------

Exercise of options to purchase Class A and B common stock        139,081             --          --              --        139,888
Shares issued at prices ranging from $1.00 per share
   to $3.00 per share as compensation for services
   rendered                                                       304,227             --          --              --        305,496
Conversion of preferred stock into common stock                 6,703,028             --          --              --      6,783,017
Issuance of Class A common stock and warrants to
   purchase Class A common stock to Aladdin                     3,834,000             --          --              --      3,839,000
Issuance of Class A common stock and warrants to
   purchase Class A common stock                                  792,000             --          --              --        800,000
Reduction in note receivable                                           --             --          --          50,000         50,000
Accrual of interest on note receivable                                 --             --          --         (17,319)       (17,319)
Issuance of warrants to purchase Class A common stock
   in conjunction with the issuance of preferred stock            386,462             --          --              --        386,462
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                (1,372,984)            --          --              --     (1,372,984)
Assured incremental yield on issuance of Series F
   convertible preferred stock and debt                           682,000             --          --              --        682,000
N*ABLE  APIC in connection with the issuance of
     Class A common stock due to merger                        10,128,492             --          --              --     10,142,539
Net loss                                                               --    (18,012,635)         --              --    (18,012,635)
Exchange of Class B stock for Class A stock                            --             --          --              --             --
                                                             ------------   ------------      ------    ------------   ------------

Balance at December 31, 1997                                 $ 55,944,979   $(50,882,035)     $   --    $   (212,024)  $  5,151,672

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

        Consolidated Statements of Stockholders' Equity (Deficiency) And
                       Comprehensive Income - (Continued)


                                                                       Class A                        Class B
                                                                     common stock                   common stock
                                                                 Shares         Amount         Shares          Amount
                                                                 ------         ------         ------          ------
Balance at December 31, 1997                                    25,152,679   $    251,527      4,421,953    $     44,220
                                                              ------------   ------------   ------------    ------------

Exercise of options to purchase Class A common stock                77,558            775
Options issued to employees below fair market-value                     --             --             --              --
Exercise of warrants to purchase Class A common stock            1,652,770         16,528             --              --
Warrants to purchase Class A common stock
   to be issued as part of technology licensing
   agreement and issued to consultants for services-                    --             --             --              --
Shares issued at prices ranging from $1.00 per share
   to $5.00 per share as compensation for services
   rendered                                                        121,400          1,214             --              --
Reduction in note receivable                                            --             --             --              --
Issuance of Series G Convertible Preferred stock and
   Common stock warrants, net of issuance costs of $222,500             --             --             --              --
Assured incremental yield on issuance of Series G
   convertible preferred stock and debt                                 --             --             --              --
Accrual of interest on note receivable                                  --             --             --              --
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                         --             --             --              --
Conversion of Series G Preferred Stock                           2,394,494         23,945             --              --
N*ABLE's APIC in connection with the issuance of
   Class A common stock due to the merger                            2,781             28             --              --
Net loss                                                                --             --             --              --
Adjustment for net loss of N*ABLE for the  1st six
   months ended June 30,of 1998                                         --             --             --              --
Exchange of Class B stock for Class A stock                      1,281,288         12,813     (1,281,288)        (12,813)
                                                              ------------   ------------   ------------    ------------

Balance at December 31, 1998                                    30,682,970   $    306,830      3,140,665    $     31,407
                                                              ------------   ------------   ------------    ------------

Net loss                                                                --             --             --              --

Unrealized gain on Marketable Securities                                --             --             --              --

Comprehensive income (loss)

Exercise of options to purchase Class A common stock               964,000          9,640
Warrants exercised to purchase Class A common stock              3,370,238         33,684             --              --
Shares Issued at $11.00 per share, net of issuance costs         2,090,405         20,904
Conversion of  Bridge to Loan to purchase Class A common stock     787,349          7,874
Warrants to Purchase Class A common stock
    For services rendered
Shares issued as compensation for services rendered                 83,461            834             --              --
Accrual of interest on note receivable                                  --             --             --              --
Conversion of Series G Preferred Stock                             377,102          3,771             --              --
Accrued dividend on preferred stock                                     --             --             --              --
Exchange of Class B stock for Class A stock                      1,090,158         10,902     (1,090,158)        (10,902)
                                                              ------------   ------------   ------------    ------------

Balance at December 31, 1999                                    39,445,683   $    394,457      2,050,507    $     20,505
                                                              ============   ============   ============    ============

                                                                                  Deficit
                                                                                accumulated      Series G      Accumulated
                                                                  Capital       during the     Convertible        Other
                                                               in excess of     development     Preferred     Comprehensive
                                                                 par value         stage          Stock           Income
                                                                 ---------         -----          -----           ------
Balance at December 31, 1997                                   $ 55,949,984    $(50,882,035)             --              --
                                                               ------------    ------------    ------------    ------------

Exercise of options to purchase Class A common stock                151,180              --              --              --
Options issued to employees below fair market-value                 234,723              --              --              --
Exercise of warrants to purchase Class A common stock             3,945,740              --              --              --
Warrants to purchase Class A common stock
   to be issued as part of technology licensing
   agreement and issued to consultants for services-              1,546,824              --              --              --
Shares issued at prices ranging from $1.00 per share
   to $5.00 per share as compensation for services
   rendered                                                         647,274              --              --              --
Reduction in note receivable                                             --              --              --
Issuance of Series G Convertible Preferred stock and
   Common stock warrants, net of issuance costs of $222,500         218,250              --       1,809,250              --
Assured incremental yield on issuance of Series G
   convertible preferred stock and debt                             750,000              --              --              --
Accrual of interest on note receivable                                   --              --              --              --
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                    (858,863)             --         837,263              --
Conversion of Series G Preferred Stock                            2,274,756              --      (2,298,701)             --
N*ABLE's APIC in connection with the issuance of
   Class A common stock due to the merger                            59,182              --              --              --
Net loss                                                                 --     (16,586,027)             --              --
Adjustment for net loss of N*ABLE for the  1st six
   months ended June 30,of 1998                                          --       2,253,461              --              --
Exchange of Class B stock for Class A stock                              --              --              --
                                                               ------------    ------------    ------------    ------------

Balance at December 31, 1998                                   $ 64,919,050    $(65,214,601)   $    347,812              --
                                                               ------------    ------------    ------------    ------------

Net loss                                                                 --     (28,052,572)             --

Unrealized gain on Marketable Securities                                 --              --              --    $  2,860,500

Comprehensive income (loss)

Exercise of options to purchase Class A common stock              1,622,431              --              --              --
Warrants exercised purchase Class A common stock                  6,707,894              --              --              --
Shares Issued at $11.00 per share, net of issuance costs         21,481,665              --              --              --
Conversion of  Bridge to Loan to purchase Class A                 2,567,380              --              --              --
Warrants to Purchase Class A common stock
    For services rendered                                         1,075,240
Shares issued as compensation for services rendered               1,149,486              --              --              --
Accrual of interest on note receivable                                   --              --              --
Conversion of Series G Preferred Stock                              344,041              --        (347,812)             --
Accrued dividend on preferred stock                                 (13,239)             --              --
Exchange of Class B stock for Class A stock                              --              --              --              --
                                                               ------------    ------------    ------------    ------------

Balance at December 31, 1999                                   $ 99,854,111    $(93,267,173)   $          0    $  2,860,500
                                                               ============    ============    ============    ============

                                                                 Note
                                                              receivable
                                                                 from
                                                              stockholder       Total
                                                              -----------       -----
Balance at December 31, 1997                                 $   (212,024)   $  5,151,672
                                                             ------------    ------------

Exercise of options to purchase Class A common stock                   --         151,955
Options issued to employees below fair market-value                    --         234,723
Exercise of warrants to purchase Class A common stock                  --       3,962,268
Warrants to purchase Class A common stock
   to be issued as part of technology licensing
   agreement and issued to consultants for services-                   --       1,546,824
Shares issued at prices ranging from $1.00 per share
   to $5.00 per share as compensation for services
   rendered                                                            --         648,488
Reduction in note receivable                                       75,000          75,000
Issuance of Series G Convertible Preferred stock and
   Common stock warrants, net of issuance costs of $222,500            --       2,027,500
Assured incremental yield on issuance of Series G
   convertible preferred stock and debt                                --         750,000
Accrual of interest on note receivable                            (12,318)        (12,318)
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                        --         (21,600)
Conversion of Series G Preferred Stock                                 --
N*ABLE's APIC in connection with the issuance of
   Class A common stock due to the merger                              --          59,210
Net loss                                                               --     (16,586,027)
Adjustment for net loss of N*ABLE for the  1st six
   months ended June 30,of 1998                                        --       2,253,461
Exchange of Class B stock for Class A stock                            --
                                                             ------------    ------------

Balance at December 31, 1998                                 $   (149,342)   $    241,156
                                                             ------------    ------------

Net loss                                                               --     (28,052,572)

Unrealized gain on Marketable Securities                               --       2,860,500

Comprehensive income (loss)                                            --     (25,192,072)

Exercise of options to purchase Class A common stock                   --       1,632,071
Warrants exercised purchase Class A common stock                       --       6,741,759
Shares Issued at $11.00 per share, net of issuance costs               --      21,502,569
Conversion of  Bridge to Loan to purchase Class A                      --       2,575,254
Warrants to Purchase Class A common stock
    For services rendered                                                       1,075,240
Shares issued as compensation for services rendered                    --       1,150,320
Accrual of interest on note receivable                             (4,818)         (4,818)
Conversion of Series G Preferred Stock                                 --              --
Accrued dividend on preferred stock                                    --         (13,239)
Exchange of Class B stock for Class A stock                            --              --
                                                             ------------    ------------

Balance at December 31, 1999                                 $   (154,160)   $  9,708,240
                                                             ============    ============


          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                      Consolidated Statements of Cash Flows

            Years ended December 31, 1999, 1998, 1997 and the Period
      From February 12, 1988 (Date of Inception) through December 31, 1999

                                                                                                          Period from
                                                                                                       February 12, 1988
                                                                                                      (date of inception)
                                                                                                            through
                                                                                                         December 31,
                                                             1999            1998            1997            1999
                                                             ----            ----            ----            ----
Cash flows from operating activities:
   Net loss                                              $(28,052,573)   $(16,586,027)   $(18,012,635)   $(93,267,173)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Write-off of goodwill                                         --              --         769,886         769,886
     Depreciation and amortization                            767,994         487,155         609,661       2,506,508
       Reserve for note from affiliate                             --              --              --       1,672,934
     Accrued interest on marketable securities                     --              --              --        (106,962)
     Non-cash expenses:
       Accretion of assured incremental yield on
          convertible debt                                         --              --         119,000         119,000
       Common stock issued in connection with
          License and Cross-License Agreement                      --              --              --       1,124,960
       Common stock issued for services rendered
          and additional interest on borrowings               150,320         648,488         305,496       3,491,866
       Warrants issued as compensation for services         1,075,240       1,552,235           5,411       2,751,595
       Issuance of warrants to Aladdin                             --              --       2,939,000       2,939,000
       Accrued interest on note payable                        15,388          39,707          56,624         121,219
       Preferred stock issued for services rendered                --              --              --         265,600
       Compensation associated with issuance of
          stock options                                            --         234,723              --         634,463
       Amortization of deferred compensation                       --              --              --         398,660
       Amortization of discount on notes payable                   --              --              --         166,253
       Common stock issued by principal stockholder
          for services rendered                                    --              --              --         565,250
     Changes in assets and liabilities:
       Increase (Decrease) in Deferred  Revenue            (1,250,000)      1,250,000              --              --
       Increase in accrued interest on note receivable         (4,818)        (12,318)        (17,319)       (105,986)
       Increase in Inventories                               (431,686)             --              --        (431,686)
       (Increase) decrease in prepaid expenses and
          other receivables                                  (424,358)        (67,500)         70,358        (491,857)
       (Increase) decrease in other assets                 (1,993,833)        (37,241)        129,141      (2,171,836)
       Increase in accounts payable and
          accrued expenses                                  3,345,840       1,695,479         600,095       7,061,155
                                                         ------------    ------------    ------------    ------------

          Net cash used in operating activities           (26,802,483)    (10,795,299)    (12,425,282)    (71,987,153)
                                                         ------------    ------------    ------------    ------------

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Supplemental Consolidated Statements of Cash Flows, Continued

                                                                                                       Period from
                                                                                                    February 12, 1988
                                                                                                   (date of inception)
                                                                                                         through
                                                                                                       December 31,
                                                           1999            1998            1997           1999
                                                           ----            ----            ----           ----
Cash flows from investing activities:
   Acquisition of property and equipment                (2,106,639)       (590,619)       (644,671)     (4,957,856)
   Short-term loans to affiliate                                --              --              --      (1,672,934)
   Organizational costs                                         --              --              --         (14,966)
   Exercise of warrant to acquire marketable
     securities-available for sale                      (1,620,000)             --              --     (29,166,769)
   Maturity of marketable securities                            --              --              --      27,653,731
                                                      ------------    ------------    ------------    ------------

          Net cash used in investing
            activities                                  (3,726,639)       (590,619)       (644,671)     (8,158,794)
                                                      ------------    ------------    ------------    ------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock           30,874,435      10,644,264      11,860,970      70,664,326
   Net proceeds from issuance of preferred stock
     and warrants                                               --       2,777,500       3,555,500      12,283,027
   Sale of warrants                                             --              --              --               4
   Note receivable from stockholder                             --          75,000          50,000         (48,175)
   Proceeds from notes payable and warrants to
     stockholders                                        2,000,000              --              --       4,083,972
   Repayments of notes payable to stockholders                  --              --              --      (1,069,972)
   Proceeds from notes payable and warrants                     --              --              --       1,284,250
   Repayments of note payable                                   --              --              --        (255,000)
   Advances from stockholder                                    --              --              --         227,598
   Repayments of advances from stockholder                      --              --              --        (227,598)
   Redemption of Preferred Stock                          (506,440)             --              --        (506,440)
                                                      ------------    ------------    ------------    ------------

          Net cash provided by financing activities     32,367,995      13,496,764      15,466,470      86,435,992
                                                      ------------    ------------    ------------    ------------

Net increase in cash and cash equivalents                1,838,870       2,110,846       2,396,517       6,290,045

Cash and cash equivalents at beginning of period         4,451,175       2,340,329       4,196,758              --
                                                      ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period            $  6,290,045    $  4,451,175    $  6,593,275    $  6,290,045
                                                      ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

       December 31, 1999, 1998, 1997 and The Period From February 12, 1988
                  (Date of Inception) Through December 31, 1999

(1) Business of the Company

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

      The Company has incurred significant losses in current and prior periods. Management intends to continue to devote resources toward the research, development and marketing of its products in order to generate future revenues from licensing and product sales as well as develop the business of WaveXpress. In addition, the Company is actively pursuing additional short- and long-term financing sources, including debt and equity financing. On March 8, 2000 the Company completed an offering of common stock for net proceeds of approximately $122 million, as discussed in Note
      17. Management anticipates that the proceeds of this offering will be sufficient to fund operations through the end of 2001. However, while management believes that it can successfully research, develop and market its products and obtain additional financing to fund operations beyond 2001, there can be no assurance that it will be able to do so.

(2) Significant Accounting Policies

   (a) Basis of Preparation

      The accompanying consolidated financial statements of Wave Systems Corp. and subsidiaries ("Wave" or the "Company") have been prepared to give retroactive effect to the acquisition of N*Able Technologies, Inc. ("N*Able"), which was acquired on July 27, 1999. The acquisition was effected through the issuance of 2,280,821 shares of Class A common stock in exchange for all the shares of N*Able and was accounted for pursuant to the pooling-of-interests method of accounting. N*Able was a Massachusetts based company that produces hardware-based security solutions for the protection of sensitive user data within network client systems, including a hardware-based security co-processor that manages the secure transfer of sensitive payment, personal information to and from desktop computers. The fiscal year end for N*Able is June 30. In preparing these consolidated financial statements, the calendar 1999 and 1998 financial statements of the Company were combined with the financial statements of N*Able for the same twelve month periods. For 1997, Wave's financial statements were combined with the June 30, 1998 fiscal year end statements for N*Able. Accordingly, an adjustment is reflected in the statements of Stockholder's Equity and cash flows to eliminate N*Able's net loss and net cash flows for the six months ended June 30, 1998.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

      N*Able has generated minimal revenues since inception. The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below:

                                  1999               1998               1997
Net Loss

Wave                         $(22,592,000)      $(11,895,944)      $(13,897,794)
N*Able                         (5,460,572)        (4,690,083)        (4,114,841)
Combined                     $(28,052,572)      $(16,586,027)      $(18,012,635)

   (b) Principles of Consolidation

      The consolidated financial statements include the financial statements of Wave; a wholly owned subsidiary, Harvard International Medical Library, Inc., doing business as MedWave; a majority owned inactive subsidiary, Network News Corp. ("NNC"); a wholly owned inactive subsidiary; N*Able as noted above and a majority owned subsidiary WaveXpress.All significant intercompany balances and transactions have been eliminated in consolidation.

   (c) Use of Estimates

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

   (d) Method of Accounting for Joint Ventures

      In April 1999, the Company established WaveXpress as the basis for a joint venture agreement with Sarnoff Corporation ("Sarnoff") to create technology that allows broadcasters to transmit enhanced television, rich media and Internet content to a variety of devices including digital televisions (DTV's) and PC's. The joint venture is owned 53% by the Company and certain of its affiliates, including Peter and Steven Sprague and certain Wave employees and members of the Board of Directors, and 40% by Sarnoff and its affiliates. The Company has committed to provide technology and capital in the form of a convertible note for an amount up to $3.2 million and Sarnoff will provide technology, but will not provide any financing. For purposes of these consolidated financial statements, the Company has consolidated 100% of the financial statements of WaveXpress. No minority interest in the losses of WaveXpress has been recorded as the minority owners are not obligated to fund the losses of WaveXpress. See note 12.

   (e) Cash Equivalents

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

   (f) Marketable Securities

      Debt securities and publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. All other investments, excluding joint venture arrangements, are recorded at cost.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

            Notes to Consolidated Financial Statements - (Continued)

   (g) Property and Equipment

      Property and equipment, including computer software, are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of five years.

   (h) Goodwill

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

   (i) Income Taxes

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

   (j) Stock Option Plan

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

   (k) Research and Development

      Research and development costs are expensed as incurred. Software development costs are required to be capitalized when a product's technological feasibility has been established either by completion of a detailed program design or a working model of the product and ending when a product is available for general release to consumers. Technological feasibility of the Company's product has not yet been established, and as a result, no software development costs have been capitalized.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

            Notes to Consolidated Financial Statements - (Continued)

   (l) Loss Per Share

      Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. No effect has been given to common stock equivalents or convertible preferred stock, warrants or convertible debt in the diluted loss per common share as they are all anti-dilutive. Included in net loss to common stockholders is the related to the ability of the Series B, C, D, F and G preferred stockholders to acquire common stock upon conversion at a discount

   (m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

(3) Related Party Transactions

   (a) Notes Receivable from Stockholder

      A stockholder, the Chairman and Chief Executive Officer of the Company, was indebted to the Company at December 31, 1999 and 1998 under two promissory notes totaling $154,160 and 149,342 respectively, including accrued interest, due on demand. During 1998 and 1997, $75,000 and $50,000, respectively, of the Chairman and Chief Executive Officer's bonus was used to reduce the principal owed. As discussed in Note 17 the entire remaining loan balance was repaid in March, 2000.

      The notes are secured by a pledge of 67,000 shares of Class B common stock held by the stockholder and officer. The notes bear interest at 10% per annum. The notes and accrued interest thereon have been shown as a deduction from stockholders' equity in the accompanying consolidated financial statements.

   (b) Payments to Related Party

      In 1997, the Company paid $182,209 to Enterprise Engineering Associates ("EEA"), during which time Mr. Michael Sprague was an employee of EEA. On August 1, 1997, Michael Sprague became an employee of Wave, at an annual salary of $110,000. On November 1, 1999 he became an employee of WaveXpress at an annual salary of $120,000. Michael Sprague is the son of the Chairman and Chief Executive Officer of the Company

      In 1998, the Company paid $25,000 to Studio 2, during which time Mr. Kevin Sprague was an employee of Studio 2. Kevin Sprague is the son of the Chairman and CEO of the Company.

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

      During 1996, the Company continued to finance the operations of WIN through additional demand notes with terms similar to the original demand note. The additional notes amounting to $1,004,000 were also fully reserved. On December 30, 1996, effective as of October 18, 1996, the Company entered into a merger agreement with WIN whereby the Company exchanged, for all of the outstanding WIN common stock that it did not own, 375,000 shares of Class B common stock. These Class B shares are restricted securities within the meaning of Rule 144 of the Securities Act of 1933, as amended (the "Act"). Additionally, based on the attainment of a specified milestone, the shareholders of WIN were entitled to receive an additional 325,000 shares of the Company's Class B common stock. During 1999, the time to attain the milestone had expired as did the entitlement to additional shares and no additional shares were issued. The Company also issued a 10% convertible note and a warrant to refinance a convertible note obligation of WIN amounting to approximately $456,000, which included accrued interest to October 18, 1996, and an outstanding warrant. Included in the results of operations are WIN's operations from October 18, 1996. The acquisition was accounted for by the purchase method.

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

   (d) WaveXpress

      In April 1999, the Company established WaveXpress as the basis for a joint venture agreement with Sarnoff Corporation ("Sarnoff"). The joint venture is owned 53% by the Company and 7% by certain of its affiliates, including Peter and Steven Sprague and certain Wave employees and members of the Board of Directors, and 40% by Sarnoff and its affiliates. The Company has committed to provide technology and capital in the form of a convertible note for an amount up to $3.2 million and Sarnoff will provide technology, but will not provide any financing.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

(4) Property and Equipment

      Property and equipment as of December 31 consisted of the following:

                                                        1999             1998
                                                        ----             ----

Equipment                                            $2,856,730       $1,687,032
Furniture, fixtures and improvements                    534,987          635,913
Computer software                                     1,528,990          534,614
                                                     ----------       ----------
                                                      4,920,707        2,857,559
Less: Accumulated depreciation                        2,239,834        1,515,330
                                                     ----------       ----------
   Total                                             $2,680,874       $1,342,229
                                                     ==========       ==========

      Depreciation expense on property and equipment amounted to approximately $768,000, $487,000, $408,000 and $2,506,000 for the years ended December
      31, 1999, 1998, and 1997 and for the period from inception through December 31, 1999, respectively.

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

      On October 18, 1998 the Company restated and amended the note. The note is now convertible any time after April 1, 1999 and up to April 18, 1999. The conversion price was reduced to $0.95 per share of common stock. An additional 75,000 warrants were issued as part of this amended note and the fair value of these warrants was $106,000. Additionally, the fair value of the reduced conversion price was $274,000. Such amounts were amortized as additional interest expense from the date the note was amended and warrant issued through the earliest conversion date of April 1, 1999. During 1998, approximately $123,000 of the value of the reduced conversion rate and warrant was recorded as interest expense and the remainder was recorded as interest expense in 1999. During April 1999 the note was converted in full.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

(6) Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses as of December 31 consisted of the following:

                                                          1999           1998
                                                          ----           ----

Accrual of costs related to the ITG agreement          $  490,000     $  490,000
Accounts payable                                        4,058,043        947,486
Accrued consulting and professional fees                  743,000        155,000
Legal Settlement                                               --        602,000
Accrued payroll and related costs                       1,110,000        934,545
Lease payable                                              20,472         60,169
Annual Report and Shareholders Meeting                    150,000             --
Other accrued liabilities                                 252,128        288,603
                                                       ----------     ----------

   Total                                               $6,823,643     $3,477,803
                                                       ==========     ==========

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

      On August 11, 1999, the Company redeemed these shares for a total payment of $506,440, including accrued and unpaid dividends.

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

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

      During March of 1998, the Company issued 150,000 shares of newly created Series G Convertible Preferred stock for an aggregate purchase price of $3,000,000. The Series G Convertible preferred stock is senior to the Company's classes of common stock, and is junior to the Company' Series A Redeemable Preferred in liquidation rights. The Series G Convertible Preferred Stock accrues dividends at the rate of 6% per annum. The Series G Convertible Preferred stock is convertible into the Company's unregistered Class A Common stock at the lower of $1.12 or 80% of the average of the five lowest closing bids for the 25 calendar days prior to conversion. In addition, the Company issued warrants to the purchaser and placement agent for 225,000 shares of the Company's Class A common stock at an exercise price of $1.38. Series G preferred stock was converted into 377,102 shares for $347,812.

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

      Two principal stockholders did not acquire the full amount of shares to which they were entitled. Most of the additional proportionate shares that these stockholders would have been credited with were offered instead to certain officers, employees and stockholders for $.003 per share. To the extent that these rights were offered to the individuals in compensation for services rendered to the Company, compensation expense equal to the difference between the estimated fair value as of the date of issuance and the purchase price of the stock was recorded. The estimated fair value of the common stock was determined based on sales to third parties near the date of issuance. Compensation expense associated with the issuance of these shares of $430,250 is included in the accompanying consolidated statement of operations for the period from inception to December 31, 1999.

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

      During 1997 the Company sold approximately 800,000 shares of the Company's Class A common stock and warrants to purchase 160,000 shares of the Company's Class A common stock, which may be exercised at an exercise price of $1.00, for an aggregate purchase price of $800,000. As of December 31, 1999, 600,000 of the shares had been exercised.

      During 1997 the Company issued 500,000 shares of the Company's Class A common stock in connection with a license agreement with Aladdin Knowledge Systems, Ltd. for its proprietary persistent encryption technology. The shares were issued at their fair value on the date of issuance.

      During March of 1999, the Company raised approximately $23,000,000 through the private placement to institutional, strategic and accredited individual investors of approximately 2.1 million shares of Class A common stock at $11.00 per share, excluding issuance costs.

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

      At December 31, 1999, there were approximately 1,400,000 additional shares available for grant under the 1994 Plan. The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $9.56, $2.48 and $1.58 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                                1999         1998         1997
                                                ----         ----         ----
Expected Life (Years)                            10           10           10
Interest Rate                                   6.0%         6.0%         6.5%
Volatility                                      113%         105%         111%
Dividend Yield                                    0%           0%           0%


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

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

      Had the Company determined compensation cost based on the fair value at the grant dates for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                    1999            1998            1997
                                                    ----            ----            ----
Net loss - as reported                          $(28,052,572)   $(16,586,027)   $(18,012,635)
Net loss - pro forma                             (39,811,659)    (22,305,606)    (19,425,653)
Net loss to common stockholders - as reported    (28,065,811)    (17,444,890)    (20,495,617)
Net loss to common shareholders - pro forma      (39,824,898)    (23,164,469)    (21,908,635)
Loss per common share - as reported                     (.73)           (.55)           (.88)
Loss per common share - pro forma                      (1.04)           (.73)           (.94)

      Pro forma net loss reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 are not considered.

Summary of Option Activity
A summary of option activity through December 31, 1999 follows:


                                  Class A and B shares        Weighted average
                                    subject to option          exercise price
                                    -----------------          --------------
Balance at January 1, 1991                     --                   $  --
Options granted                            30,000                    1.67
                                      -----------

Balance at December 31, 1991               30,000                    1.67
Options granted                           816,750                    1.18
                                       ----------

Balance at December 31, 1992              846,750                    1.20
Options granted                           949,186                    3.10
                                       ----------

Balance at December 31, 1993            1,795,936                    2.20
Options granted                           310,200                    3.05
Options canceled                         (108,500)                   3.38
                                       ----------

Balance at December 31, 1994            1,997,636                    2.27
Options granted                           777,850                    2.22
Options canceled                         (349,205)                   2.11
Options exercised                        (681,700)                    .64
                                       ----------

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)


Balance at December 31, 1995                      1,744,581            2.92
Options granted                                   1,342,075            2.65
Options canceled                                   (503,879)           3.20
Options exercised                                  (214,091)           1.97
                                                  ---------

Balance at December 31, 1996                      2,368,686            2.79
Options granted                                     707,914            1.02
Options canceled                                   (676,741)           1.57
Options exercised                                   (70,326)           1.90
                                                  ---------

Balance at December 31, 1997                      2,329,532            2.38
Options granted                                   5,756,893            2.47
Options canceled                                   (707,384)           2.48
Options exercised                                   (78,653)           1.94
                                                  ---------

Balance at December 31, 1998                      7,300,388          $ 2.40
Options granted                                   1,925,447           10.15
Options canceled                                   (450,378)           3.51
Options exercised                                  (964,000)           1.69
                                                  ---------

Balance at December 31, 1999                      7,811,456          $ 4.33


      At December 31, 1999, there were approximately 2,429,509 options exercisable at prices ranging from $.49 to $15.75.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                                          Weighted
                                                                     Weighted              average
                                                                      average             remaining
Range of                        Number           Number              exercise            contractual
exercise prices               outstanding      exercisable             price                life
---------------               -----------      -----------             -----                ----
   $.49 - 1.06                  201,842          141,954               $.85               7.6 years

   1.07 - 1.69                2,515,893        1,000,323               1.16               7.5 years

   1.70 - 2.31                  161,820           62,392               1.94               8.1 years

   2.32 - 2.97                   40,380           31,203               2.56               4.9 years

   2.98 - 3.50                  603,732          297,666               3.43               7.7 years

   3.51 - 3.81                2,202,253          742,835               3.67               8.4 years

   3.82 - 7.06                  792,467           91,136               4.66               8.9 years

   7.06 - 15.75               1,293,069           62,000              12.89               8.7 years

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

   Warrants

      In 1993 and 1994, the Company issued warrants to acquire a total of 151,600 shares of Class B common stock at $3.50 per share in conjunction with sales of Class B common stock to individuals and institutions. All warrants are exercisable for a period of five years from the date of issuance and were subsequently canceled or exercised in 1998 or 1999.

      In 1993 and 1994, the Company issued warrants to acquire a total of 376,253 shares of Class B common stock at $3.50 per share in conjunction with the issuance of its 10% Convertible Notes which have since been repaid and in 1994, the Company issued warrants to acquire a total of 46,799 shares of Class B common stock at $6.00 per share in conjunction with the issuance of its 15% Notes, also which have since been repaid. All warrants are exercisable for a period of five years from their dates of issuance. These warrants were exercised or canceled in 1998 and 1999.

      Under the terms of the Company's initial public offering, the underwriter acquired warrants to purchase 360,000 Class A common shares at a price of $6.50 per share for nominal consideration. These warrants are exercisable for four years commencing in September 1995. These warrants were exercised during 1999.

      As a result of the successful placement of 350 shares of Series B Preferred Stock, a consultant from Digital Media Group, Inc. was issued warrants by the Company to purchase 15,000 Class A common shares at a price of $3.09 per share. These warrants are exercisable for ten years commencing in March 1996.

      Due to the successful placement of 150,000 shares of the Company's Series C Convertible Stock, Wharton Capital Partners Ltd. and The Shemano Group, Inc., two financial consulting firms, were issued warrants by the Company to purchase 37,500 Class A common shares each at a price of $2.54 per share. These warrants were exercised in 1999.

      In connection with the acquisition of WIN, the Company issued a warrant that allows the holder the ability to purchase unregistered shares of the Company's Class A common stock at a price of $1.25 per share at the earlier of the conversion of a note or April 18, 1998 for a period of five years. The number of shares able to be purchased under this warrant is based on a formula of $170,000 divided by 80% of the fair market value of the Class A common stock at the time of conversion. This warrant was subsequently extended one year by issuing 100,000 additional warrants to be exercised at prices ranging from 1.49 to 3.43. These warrants were exercised during July 1999.

      As a result of the successful placement of 80,000 shares of the Company's Series D Preferred Stock, JNC Opportunity Fund, the acquirer of the placement, received 80,000 warrants to purchase the Company's unregistered Class A Common Stock, and financial consultants, primarily Wharton Capital Partners, received a total of 40,000 warrants. The warrants were exercised in 1999 at an exercise price of $1.62.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

      Notes to Supplemental Consolidated Financial Statements, (Continued)

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

      In connection with a technology license agreement with Aladdin Knowledge Systems, Ltd., the Company issued two warrants on July 18, 1997 to purchase the Company's Class A Common Stock. The first warrant is exercisable in 100,000 share lots, and provides the holder with the right to acquire 1,216,136 shares of the Company's unregistered Class A Common Stock at an exercise price of $1.70 per share. The first warrant has a life of two years. The second warrant provides the holder with the right to acquire 7% of the Company's Class A Common Stock on a fully diluted basis for the average closing price for the 15 trading days prior to exercise has a three year life. During June of 1998, Aladdin exercised a portion of the second warrant to purchase 1,000,000 shares of common stock. On March 31, 1999 Aladdin exercised their entire first warrant for 1,216,136 Class A common stock. Associated with the second warrant, Aladdin has the right to acquire shares approximating 3.45% of the Company's Class A common stock. This second warrant expires July 17,2000..

      In connection with a $2,000,000 convertible promissory note, warrants to acquire 275,000 shares of Class A common stock were issued. The Company incurred a non-cash charge to interest expense for approximately $666,000. These warrants were subsequently exercised in January 2000.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

      Notes to Supplemental Consolidated Financial Statements, (Continued)

      A summary of warrants outstanding at December 31, 1999, follows:

                            Range of
Class A and B shares        exercise           Expiration
subject to warrants          prices               Term
-------------------          ------               ----
       32,500              3.09 - 3.13         5-10 years
      480,000                 1.00                5 years
       38,220                 1.83               10 years
      317,100             1.83 - 14.73         5-10 years
    ---------
      846,780
    =========


      At December 31, 1999, warrants to acquire approximately 1.8 million shares of Class A and Class B common stock were exercisable.

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

      Notes to Supplemental Consolidated Financial Statements, (Continued)

      Payment of royalties is secured by a security interest in and to the Licensed Patents. Mr. Sprague assigned all of his right, title, and interest in the Licensed Patents to the Company.

      The Company believes that the agreements as a whole provide it with exclusive rights under the Wave Patents. There can be no assurance that the Company will enjoy exclusive rights to the Licensed patents under these agreements no payments have been made to date.

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

      Notes to Supplemental Consolidated Financial Statements, (Continued)

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

      A director of the Company, who resigned from the Board at the end of 1997, is also the President, Chief Executive Officer, and a director of Titan. Pursuant to the terms of a related stockholders agreement, Titan has the right to designate a member of the Company's Board of Directors for as long as Titan continues to own at least 50% of the shares originally issued to Titan. As of December 31, 1999, no royalties have been earned by Titan. On February 28, 1997, the Company and Titan executed an addendum to the License Agreement whereby the Company received a sole license to Titan's patent to develop and distribute products to the in-home consumer microcomputers market segment. Under this addendum, Titan waived all defaults previously incurred by Wave as well as extended the license agreement to expire at the time the patents expire.

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

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

(12) Joint Ventures

   (a) ITG

      In July of 1997, the Company entered into a joint venture with Internet Technology Group, PLC ("ITG"), a United Kingdom Internet service provider. The joint venture is owned 25% by the Company and 75% by ITG. The Company contributed its technical expertise and ITG contributed initial working capital and the commitment to fund all future working capital requirements of the joint venture. The objective of the joint venture company, Global Wave, Ltd., is to promote and commercialize the Wave technology in certain European and Middle Eastern markets. Pursuant to the joint venture agreement, the Company received a license fee of $5 million in exchange for the joint venture's right to market the Wave technology in European and Middle Eastern markets. The license fee was paid by ITG as part of its commitment to fund the joint venture. During the third quarter of 1997, the Company received $1.0 million from the joint venture representing partial payment of the license fee, with the remaining payments to be made upon the Company's attaining certain milestones related to the number of Wave Meters distributed. The amount received was recorded as deferred license fee income in the third quarter of 1997 as it was uncertain whether the Company had met the contractual requirements required in order to have earned the first payment. During the fourth quarter of 1997, the Company met these requirements and began recognizing the license fee ratably over the contractual period, and recorded the $1 million as a license fee income. Also the Company accrued $490,000 in the fourth quarter of 1997 for expenses related to the Company's obligation to assist the joint venture in setting up the Wave system in the designated markets. In January 1998, the joint venture agreement was modified to extend the milestone dates and provide for the payment of an additional $750,000 of the $5 million license fee to the Company. The payment of $750,000 was received in January 1998. The Company also received the final payment of $3.25 million in June 1998. This payment and the $750,000 received in January 1998 total $4 million received in 1998. As part of the Agreement, after the final license fee was paid, the Company issued a warrant to each other to purchase approximately one million shares of each others' common stock. The exercise price of the Wave warrants is $1.75 per share. The exercise price of the ITG warrant is approximately .995 British pound per share. On June 5, 1998, the final milestone for the last payment on the license fee was attained and the Company became obligated to issue its warrant to ITG pending approval by the shareholders of ITG for it to issue its reciprocal warrant. On this date the net fair market value of the exchange of warrants represented a net cost to the Company of approximately $1.1 million. The Company, upon determining this cost, recorded the total amount as ITG net warrant cost in the Consolidated Statement of Operations. During November 1999 the Company exercised the ITG warrant.

      The joint venture is entirely funded through advances from ITG and the Company has no commitment to fund the operations of the joint venture.

      The Company accounts for its 25% interest in the joint venture pursuant to the equity method of accounting. At December 31, 1999 and 1998, the Company's investment in the joint venture was $0 for financial reporting purposes.

      On November 5, 1999 the Company had exercised its warrant for 1,000,000 shares in ITG at a total cost of $1,620,000. Also during the year ITG exercised its 1,000,000 warrants in the Company yielding total proceeds of $1,750,000. As of December 31, 1999 Wave's equity investment in ITG was valued at $4,480,500 with an unrealized investment gain of $2,860,500.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

   (b) WaveXpress

      In April 1999, WaveXpress, a joint venture between Wave and Sarnoff Corporation was established. The joint venture is owned 53% by the Company and 7% by certain of its affiliates, including Peter and Steven Sprague and certain Wave employees and members of the Board of Directors, and 40% by Sarnoff and its affiliates. Wave is also funding WaveXpress through a convertible note. This note can be converted into equity by the Company. Through December 31, 1999, Wave had provided approximately $3.2 million in funds.

      The financial statements of WaveXpress have been consolidated with those of the Company as of, and for the period ended, December 31, 1999. As the joint venture partner, Sarnoff Corporation, has not contributed any cash and is not required to fund the operations of the joint venture, the Company has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress' balance sheet and operating results in these consolidated financial statements. For the period April 1999, date of inception, to December 31, 1999, WaveXpress' operating results included a net loss of approximately $1.9 million and license fees paid of approximately $1.8 million.

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

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

   Leases

      Summarized below is a listing of properties leased by Wave Systems Corp. pursuant to non-cancelable operating leases. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.


--------------------------------------------------------------------------------
               Location      Annual Lease Cost          Lease Expires

                Lee, MA              $ 137,186              Jul. 2002

            Danvers, MA                 57,915              Sep. 2002

           New York, NY                144,000              May  2001

          Princeton, NJ                411,787              Dec. 2002

          Cupertino, CA                469,146              Oct. 2002

           San Jose, CA                 76,930              Dec. 2001

       New York, NY (1)                406,634              Apr. 2010
                                   --------------
                                    $1,703,598
                                   ==============


(1) WaveXpress facility leased beginning Feb. 2000

      The Company is obligated under a capital lease for a phone system in the Lee, Massachusetts office. At December 31, 1999 the gross amount of the equipment and related accumulated amortization recorded under capital lease was as follows:

                                                         1999             1998
                                                         ----             ----
Phone Equipment                                        $111,291         $111,291
Less: Accumulated Amortization                           90,819           33,387
                                                       --------         --------
Ending Balance                                         $ 20,472         $ 77,904
                                                       ========         ========

      Amortization of assets held under capital lease is included with depreciation expense.

      Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1999 are as follows:

Year ending December 31,          Capital Lease        Operating Lease
------------------------          -------------        ---------------

         2000                         20,761               1,738,598
         2001                             --               1,783,909
         2002                             --                1,543378

Total minimum lease payments          20,761             $ 5,065,885
                                                         ===========

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

      Rent expense for the years ended December 31, 1999, 1998, 1997 and for the period from inception through December 31, 1999 amounted to approximately $957,000, $561,000, $484,000 and $3,119,000, respectively.

      WaveXpress, in January 2000, executed a ten year lease for 12,200 square feet in New York City, NY. The initial monthly lease payment is $35,000 per month.

(14) Income Taxes

      The Company has net operating loss carryforwards for tax return purposes of approximately $80.1 million which expire beginning in 2003 through 2020.

      Pursuant to the Internal Revenue Code, Section 382 of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. The Company has not determined whether there has been such a cumulative change in ownership or the impact on the utilization of the loss carryforwards if such change has occurred.

      The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 1999 and 1998 are as follows:


                                                       1999            1998
                                                       ----            ----
     Deferred tax assets:
       Net operating loss carryforwards            $ 32,239,000    $ 21,706,000
       Start-up costs                                 1,114,000       1,383,000
       Accrued expenses                                 145,000          32,000
       License rights                                   626,000         980,000
                                                   ------------    ------------

          Total gross deferred tax assets            34,124,000      24,101,000

Deferred tax liability
       Unrealized Gain                               (1,152,000)
       Depreciation                                     (44,000)
                                                   ------------
          Total gross deferred tax liability         (1,196,000)
       Less valuation allowance                     (32,928,000)    (24,101,000)
                                                   ------------

          Net deferred tax asset                   $         --    $         --
                                                   ============    ============


      The valuation allowance increased by approximately $8.8 million and $6.0 million, during the years ended December 31, 1999 and 1998, respectively.

      Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets and, therefore, a valuation allowance of $32,928,000 and $24,101,000 has been established to reduce the deferred tax assets at December 31, 1999 and 1998 respectively.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

             Notes to Consolidated Financial Statements, (Continued)

(15) Defined Contribution Plan

      The Company adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute on January 1, 1995. Employees of the Company become eligible immediately on employment. The Company has the option to make discretionary matching contributions; no contributions were made in 1999, 1998 or 1997.

(16) Disclosures about the Fair Value of Financial Instruments

      Cash and Cash Equivalents, Marketable Securities, Prepaid Expenses and Other Receivables , Accounts Payable and Accrued Expenses, and Note Payable

      The carrying amounts of these instruments, other than marketable securities and the note payable, approximate fair value because of their short maturities. Marketable securities are valued based on the value of the securities as traded on the United Kingdom stock exchange.

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(17) Subsequent Events

      In January of 2000, a warrant holder exercised all of their 275,000 warrants, which were issued as part of a loan provided to the Company in January 1999. The warrants were converted at the predetermined exercise price of $4.00 per share resulting in total proceeds to the Company of $1.1 million.

      During January of 2000, Concentric Network Corporation completed their acquisition of ITG. In consideration for its 1,000,000 shares in ITG, the Company received approximately $2,150,000 in cash and 83,910 shares of Concentric. As of March 3, 2000 the 83,910 shares of Concentric common stock had a market value of $3,608,130 based on that day's closing price of $43.00 per share.

      During March of 2000, Peter Sprague applied his $150,000 bonus to the repayment of his loan. At December 31, 1999, the outstanding balance on the loan was $154,160.

      During March of 2000, the Company raised $122,427,200 through the private placement to institutional and accredited investors of 3,600,800 shares of Class A common stock at $34.00 per share.