Form 10-Q
period 2000-03-31
WAVE SYSTEMS CORP
filed 2000-05-15
CIK 919013

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Yes  X            No

         The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000: 44,386,713 shares of Class A Common Stock and 1,882,335 shares of Class B Common Stock.

PART I -          FINANCIAL INFORMATION

Item 1.                             Financial Statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                           Consolidated Balance Sheets


          ASSETS                                                                   March 31,        December 31,
                                                                                     2000              1999
                                                                                -------------     -------------
                                                                                 (Unaudited)
Current assets:

     Cash and cash equivalents                                                  $ 115,247,277     $   6,290,045
     Marketable Securities                                                          4,615,050         4,480,500
     Inventories                                                                      491,799           431,686
     Prepaid expenses and other receivables                                           123,909           491,857
                                                                                -------------     -------------
          Total current assets                                                    120,478,035        11,694,087

Property and equipment, net                                                         2,919,587         2,680,874
Other assets                                                                        3,126,019         2,156,923
                                                                                -------------     -------------
                                                                                  126,523,641        16,531,883
                                                                                =============     =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued expenses                                          5,428,649         6,823,643
                                                                                -------------     -------------

          Total current liabilities                                                 5,428,649         6,823,643
                                                                                -------------     -------------

Stockholders' Equity:
     Common stock, $.01 par value.  Authorized 75,000,000 shares as Class A;
         issued and outstanding 44,386,713 in 2000 and 39,445,683 in 1999             443,867           394,457
     Common stock, $.01 par value.  Authorized 13,000,000 shares as Class B;
          issued and outstanding 1,882,335 in 2000 and 2,050,507 in 1999               18,823            20,505
     Capital in excess of par value                                               217,912,129        99,854,111
     Deficit accumulated during the development stage                            (101,894,878)      (93,267,173)

     Other Comprehensive Income - unrealized gain on marketable securities          4,615,050         2,860,500
     Less:  Note receivable from stockholder, including accrued interest
         of $105,985 in 1999                                                              -0-          (154,160)
                                                                                -------------     -------------

          Total stockholders' equity                                              121,094,991         9,708,240
                                                                                -------------     -------------
Commitments and contingencies
                                                                                $ 126,523,641     $  16,531,883
                                                                                =============     =============


      See accompanying notes to unaudited consolidated financial statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                        Period from
                                                                                      February 12, 1988
                                                                                     (date of inception)
                                                        Three months ended                 through
                                                      March 31,         March 31,         March 31,
                                                        2000              1999               2000
                                                        ----              ----               ----
Revenue, net                                        $      22,601     $       7,548     $     284,676
  Cost of sales                                            14,011             5,150           159,378
                                                    -------------     -------------     -------------
Gross margin                                                8,590             2,398           125,298
                                                    -------------     -------------     -------------

Operating expenses:
     Selling, general and administrative                6,047,364         2,901,491        65,267,415
     Write-off of goodwill                                     --                --           769,886
     Aladdin license and in-process
         research and development expense                      --                --         3,889,000
    Research and development                            3,535,753         1,968,764        36,939,533
                                                    -------------     -------------     -------------

                                                        9,583,117         4,870,255       106,865,834
                                                    -------------     -------------     -------------

Other income (expense):
     License fee                                               --           625,000         5,000,000
     License warrant cost                                      --                --        (1,100,000)
     Interest income                                      404,365            24,981         2,325,943
     Interest expense                                          --          (830,465)       (1,695,461)
     Gain on sale of marketable securities                542,457                --           542,457
     Other income (expense)                                    --                --          (227,280)
                                                    -------------     -------------     -------------
                                                          946,822          (180,484)        4,845,659
                                                    -------------     -------------     -------------

            Net loss                                   (8,627,705)       (5,048,340)     (101,894,877)

Accrued dividends on preferred stock
                                                               --             5,400         4,350,597
                                                    -------------     -------------     -------------

            Net loss to common stockholders         $  (8,627,705)    $  (5,053,740)    $(106,245,474)
                                                    =============     =============     =============

Weighted average number of common
     shares outstanding during the period
     -- basic and diluted                              43,001,183        34,429,092        16,422,890

Loss per common share -- basic and diluted          $        (.20)    $        (.15)    $       (6.47)
                                                    =============     =============     =============



     See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                           Period from
                                                                                                         February 12, 1988
                                                                                                         (date of inception)
                                                                          Three months ended                 through
                                                                      March 31,           March 31,          March 31,
                                                                        2000                1999               2000
                                                                        ----                ----               ----
Cash flows from operating activities:
     Net loss                                                       $ (8,627,705)      $  (5,048,340)      $(101,894,879)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Write-off of goodwill                                                --                  --             769,886
         Depreciation and amortization                                   359,068             134,269           2,865,576
         Reserve for note from affiliate                                      --                  --           1,672,934
         Accrued interest on marketable securities                            --                  --            (106,962)
         Noncash expenses:
              Accretion of assured incremental yield on
                     convertible debt                                         --                  --             119,000
              Common stock issued in connection with
                     License and Cross-License Agreement                      --                  --           1,124,960
              Common stock issued for services rendered
                     and additional interest on borrowings               108,333             134,120           3,600,199
              Warrants issued as compensation for services                    --           1,075,240           2,751,595
              Issuance of warrants to Aladdin                                 --                  --           2,939,000
              Accrued interest on note payable                                --              14,315             121,219
              Preferred stock issued for services rendered                    --                  --             265,600
              Compensation associated with issuance of
                     stock options                                            --                  --             634,463
              Amortization of deferred compensation                           --                  --             398,660
              Amortization of discount on notes payable                       --                  --             166,253
              Common stock issued by principal stockholder
                     for services rendered                                    --                  --             565,250
         Changes in assets and liabilities:
              Decrease in accrued interest on note receivable            105,986              (1,204)                 --
              Increase in inventories                                    (60,113)                 --            (491,799)
              Decrease in prepaid expenses and
                     other receivables                                   367,948            (146,463)           (123,910)
              Increase in other assets                                  (969,097)                 --          (3,140,933)
              Increase (decrease) in deferred revenue                     94,966            (625,000)             94,966
              Increase (decrease) in accounts payable and
                     accrued expenses                                 (1,489,962)           (931,044)          5,571,193
                                                                   -------------       -------------       -------------

                     Net cash used in operating activities           (10,110,576)         (5,394,107)        (82,097,729)
                                                                   -------------       -------------       -------------


                                                                                                         (Continued)


                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)


                                                                                                            Period from
                                                                                                          February 12, 1988
                                                                                                         (date of inception)
                                                                            Three months ended                  through
                                                                         March 31,          March 31,          March 31,
                                                                           2000               1999               2000
                                                                           ----               ----               ----
Cash flows from investing activities:
     Acquisition of property and equipment                               (597,781)           (328,484)         (5,555,637)
     Short-term loans to affiliate                                             --                  --          (1,672,934)
     Organizational costs                                                      --                  --             (14,966)
     Purchase of marketable securities                                  1,620,000                  --         (27,546,769)
     Maturity of marketable securities                                         --                  --          27,653,731
                                                                    -------------       -------------       -------------

                     Net cash used in investing activities              1,022,219            (328,484)         (7,136,575)
                                                                    -------------       -------------       -------------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                       117,997,414          22,709,421         188,661,740
     Net proceeds from issuance of preferred stock
         and warrants                                                          --                  --          12,283,027
     Sale of warrants                                                          --                  --                   4
     Note receivable from stockholder                                      48,175                  --                  --
     Proceeds from notes payable and warrants to
         stockholders                                                          --           2,000,000           4,083,972
     Repayments of notes payable to stockholders                               --                  --          (1,069,972)
     Proceeds from notes payable and warrants                                  --                  --           1,284,250
     Repayments of note payable                                                --                  --            (255,000)
     Advances from stockholder                                                 --                  --             227,598
     Repayments of advances from stockholder                                   --                  --            (227,598)
     Redemption of Preferred Stock                                             --                  --            (506,440)
                                                                    -------------       -------------       -------------

                     Net cash provided by financing activities        118,045,589          24,709,421         204,481,581
                                                                    -------------       -------------       -------------

Net increase in cash and cash equivalents                             108,957,232          18,986,830         115,247,277

Cash and cash equivalents at beginning of period                        6,290,045           4,451,175                  --
                                                                    -------------       -------------       -------------

Cash and cash equivalents at end of period                          $ 115,247,277       $  23,438,005       $ 115,247,277
                                                                    =============       =============       =============



     See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

               Consolidated Statements of Stockholders' Equity and
                               Comprehensive Income
                                   (Unaudited)




                                                                          Class A                     Class B             Capital
                                                                        common stock               common stock         in excess of
                                                                    Shares         Amount      Shares         Amount    Par Value
                                                                    ------         ------      ------         ------    ---------
Balance at December 31, 1999                                    39,445,683       $394,457   2,050,507        $20,505    $99,854,111

Net loss
  Unrealized gain on marketable securities
Comprehensive income (loss)
Shares issued at $34.00 per share, net of expenses               3,600,800         36,008                               114,941,408
Exercise of warrants to purchase Class A common stock              312,500          3,125                                 1,174,263
Exercise of options to purchase Class A common stock               851,679          8,517                                 1,834,093
Shares issued as compensation for services rendered                  7,879             79                                   108,254
Repayment of note receivable
Investment Gain on marketable securities
Exchange of Class B stock for Class A stock                        168,172          1,682   (168,172)        (1,682)
                                                                ----------       --------   ---------        ------    -----------
                                                                44,386,713       $443,867   1,882,335        $18,823   $217,912,129
                                                                ==========       ========   =========        =======   ============
Balance at March 31, 2000







                                                          Deficit
                                                        accumulated    Series G       Accumulated        Note
                                                         during the   Convertible        Other        receivable
                                                        development   Preferred      Comprehensive       from
                                                              Stage      Stock           Income       Stockholder         Total
                                                              -----      -----           ------       -----------         -----
Balance at December 31, 1999                           $(93,267,173)         0        $2,860,500      $(154,160)    $  9,708,240

Net loss                                                 (8,627,705)                                                  (8,627,705)
  Unrealized gain on marketable securities                                             1,754,550                       1,754,550
Comprehensive income (loss)                                                                                           (6,873,155)

Shares issued at $34.00 per share, net of expenses                                                                   114,977,416
Exercise of warrants to purchase Class A common stock                                                                  1,177,388
Exercise of options to purchase Class A common stock                                                                   1,842,610
Shares issued as compensation for services rendered                                                                      108,333
Repayment of note receivable                                                                             54,160          154,160
Investment Gain on marketable securities                                               1,754,550                       1,754,550
Exchange of Class B stock for Class A stock
                                                      -------------   ---------       ----------      ------------- ------------
                                                      $(101,894,878)   - $ 0 -        $4,615,050        - $ 0 -     $121,094,991
                                                      =============   =========       ==========      ============= ============
Balance at March 31, 2000




                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                   Notes To Consolidated Financial Statements

                             March 31, 2000 and 1999

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2000 and 1999, and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, included in its Form 10-K filed in March 2000. The results of operations for the three months March 31, 2000 are not necessarily indicative of the operating results for the full year.

1.        LOSS PER SHARE:

          Loss per share is computed based on the weighted average number of common shares outstanding. The inclusion of common stock equivalents (warrants, options and convertible preferred stock) in this computation would be antidilutive.

2.        CAPITAL STOCK:

          On March 7, 2000 the Company sold 3,600,800 shares of its Class A Common Stock, at a price of $34.00 per share, for an aggregate purchase price of $122,427,200. The shares were sold to a group of accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. Pacific Growth Equities, Inc. acted as sole placement agent for the private placement, receiving a commission of 6.0% or approximately $7.3 million for their services.

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

         On January 26, 1999 the Company issued warrants to purchase 275,000 shares of its Class A Common Stock at an exercise price of $4.00 per share, exercisable until January 26, 2004, (the "Warrants") to one (1) accredited investor. If, over any sixty (60) consecutive day period, the average of the averaged daily high and low prices of the Class A Common Stock, as reported by Bloomberg Information Services, Inc., exceeds seven dollars ($7.00), the Company may force the conversion of the Warrants. The Warrants were issued as consideration for a $2,000,000 promissory note, bearing no interest, due January 26, 2002. As a result of the private placement on March 23, 1999, the Company was required to convert the $2 million promissory note into Common Stock. The Company issued 181,818 shares of Class A Common Stock valued at $11 per share in satisfaction of the outstanding principal amount of $2,000,000.

3.        JOINT VENTURE:

          In April 1999, the Company joined with Sarnoff Corporation to announce the formation of a new joint venture, WaveXpress. WaveXpress aims to provide secure data broadcast architecture, infrastructure and content services to broadcasters and content providers. WaveXpress is developing technology and services that will allow content providers to send electronic content to properly equipped PCs by utilizing unused bandwidth in the Digital Television (DTV) spectrum. Consumers will be able to purchase this electronic content directly through a secure network connection, thus enabling a significant new revenue stream for broadcasters. On October 15, 1999, Wave and Sarnoff signed a Joint Venture Agreement which formally established WaveXpress. Under this agreement Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave and its affiliates that purchased for a nominal amount founders stock in April 1999 own the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague and Steven Sprague, the Chairman and Chief Executive Officer of Wave, respectively, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group owns, in the aggregate, 7% of the outstanding capital stock of WaveXpress. In addition, Wave is currently funding WaveXpress through a convertible note. This note can be converted into equity at a predetermined conversion rate. Through March 31, 2000, Wave has loaned WaveXpress approximately $5.3 million. Neither Sarnoff nor any of the other minority shareholders are obligated to provide any funding to the venture. WaveXpress has been included in the consolidated results of the Company.

4.        NON-CASH FINANCING ACTIVITIES:

          On March 23, 1999, the Company converted a $2,000,000 promissory note by issuing 181,818 shares of its Class A Common Stock. On April 1, 1999 a Holder of a Note surrendered the Note for conversion into 605,531 shares of Company Class A Common Stock for the unpaid principal and interest.

5.        N*ABLE TECHNOLOGIES ACQUISITION:

          On July 27, 1999 the company announced it had acquired all of the outstanding common and preferred shares of N*ABLE Technologies, a security solutions company in exchange for 2,280,800 shares of the company's Class A Common Stock. The transaction was accounted for under the pooling-of interest-method of accounting and accordingly, all financial data presented herein for 1999 has been restated as if N*Able was acquired on the first day of the earliest period presented.

6.        CASH AND CASH EQUIVALENTS:

          Cash is on deposit in a government money market account presently earning an annualized rate of return of approximately 6%. The cash is liquid and immediately available for the Company's operating requirements.

7.        MARKETABLE SECURITIES:

          The Company holds 83,910 common shares of Concentric Network Corporation. As of March 31, 2000 the stock had a market value of $4,615,050 based on that day's closing price of $55.00 per share. In consideration for its 1,000,000 shares in ITG, the Company received approximately $2.2 million in cash and 83,910 shares of Concentric.


8.        OTHER ASSETS:

          Other assets consist primarily of security deposits associated with facilities the Company leases, including a $773,000 deposit for WaveXpress facilities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business............ Wave Systems Corp. offers powerful, next-generation solutions for electronic commerce, making the process easier, versatile, and more secure for consumers as well as business-to-business applications. We are involved in the research, development, and market testing of the Wave System, which performs the buying transactions in a range of consumer electronic devices, including computers, personal digital assistants, and interactive televisions, for the use of electronic content and services in a secure, trusted environment. Electronic content and services refers to any data, graphic, software, video or audio sequence that can be digitally transmitted or stored, as well as access to services such as broadcast or telecommunications services. Examples include archived newspaper and magazine articles, on-line books, music selections, clip-art, photographs and video games. Under our model, electronic content and service providers use the Wave System to allow consumers to purchase one-time, multiple or permanent use of their content or service, using a wide range of payment models including rental, pay-for-use, or outright purchase, much like a phone card or a pay-per-view cable system. We believe that the Wave System can fundamentally change today's centralized e-commerce model by creating a de-centralized distribution and security system under which consumers will be able to make individual purchases of images, text, music or video, or make use of software, all from the consumer's computer or other interactive device. This means that content and services can be consumed with more efficient and flexible pricing, broader distribution opportunities, greater protection against unauthorized usage and with better privacy protection of the consumer's sensitive information.

Our Market ............. Our long-term strategy is to achieve broad market acceptance of the Wave System as a standard platform for the secure delivery of electronic content and services and to build a network of services for this platform. The growth of e-commerce is creating consumer demand for a powerful merchandising interface at the point of purchase, whether in the office or at home. The business world is creating new customer and supplier value chains which require new approaches to the protection of information and content which flows over public, shared networks. Content providers seek a system that will allow consumers to pay royalties easily and quickly for usage while allowing both customized and broad, inexpensive distribution. Consumers in turn seek enhanced control of their individual privacy and secure storage of sensitive information. Our creation of the trusted client model allows important new approaches to addressing issues regarding the authentication of identities, the protection of content and services, and the distribution of electronic commerce transactions. These three capabilities are key to building a network of end-users and conducting e-commerce transactions.

Our Product ............ The Wave System consists of an EMBedded Application
                         Security SYstem in consumer devices that provides a core hardware and software foundation for consumers to purchase electronic content and access services on a flexible purchase basis. The EMBASSY platform is a programmable, low cost "system within a system" that can perform independent transactions such as meter pay-per-use of electronic content, store sensitive information such as identities, credit information and account balances, and run secure applications for pay-per-use access to software. The EMBASSY platform is an open model based on security hardware originally designed for use with "smart cards" that can be integrated into personal computers and peripherals, interactive televisions or used as independent components. The WaveMeter application running in the EMBASSY platform allows e-commerce transactions to occur without the expense of a real-time network connection for every transaction. We have started production of a software version of the WaveMeter application that offers many of the features of the hardware version. The WaveMeter server enables electronic content owners to securely sell usage of their intellectual property from a Web site. This secure electronic content delivery service, offered through the WaveMeter server, does not require either the consumer or the publisher to install any additional hardware or software. The EMBASSY securely stores electronic funds and transaction information about the usage of electronic content to be transmitted securely to a WaveNet central transaction processing center periodically. The WaveNet application manages electronic codes for scrambling and unscrambling electronic content, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and provide user and usage data to electronic content owners. The Wave System is designed to be compatible with existing content delivery systems, such as CD-ROMs and the Internet. Using these Wave-enabled distribution systems, electronic content providers can distribute their products in a secure format and offer them for sale through the EMBASSY platform, which in turn allows consumers to purchase and access the electronic content when desired.


Our Partners ........... We are pursuing strategic relationships to build new ways of distributing electronic content and services with electronic content providers, network companies, and hardware manufacturers. We have attracted other companies to port their applications and services to the Wave System and its EMBASSY platform, which we believe will in turn increase the value of the system to other potential partners. During 1998 and 1999, we established relationships with RSA Data Security, NEC Technologies, Pollex Technology, Hewlett-Packard's VerSecure division, Sun Microsystems, SMSC, ITE, IGST, Sarnoff Corp., Hauppauge Computer Systems, Compaq Computer, National Semiconductor, KiSS Nordic, Cyber-COMM, INTERVU, AMD, Hitachi, Lego Media and WavePhore. In 2000, we hope to expand the number of commitments from hardware manufacturers, including personal computer manufacturers, peripheral companies and other companies involved in e-commerce.

Recent Financings....... On March 7, 2000 the Company completed a $122 million private placement with institutional, strategic and accredited investors, which we feel will be sufficient to fund operations through the end of 2001. We may choose to raise additional capital from time to time, through equity or debt financings, in order to capitalize on business opportunities and market conditions. This would help to insure the continued development of our technology, products and services. In January 1999, we issued a $2 million convertible promissory note, which was subsequently converted into Class A common stock in March 1999. We also completed a $23 million private placement with institutional, strategic and accredited investors in March 1999. We cannot, however, assure you that we can raise additional financing in the future. While we do not have any material commitments for capital expenditures at this time, in order to bring the Wave System to market, we do anticipate spending additional amounts on contracting for software development, licensing key technologies, and purchasing inventory items such as computer chips and boards. Such spending will vary based on our performance.

Growth.................. We are focusing on our operational and marketing infrastructure, in order to evolve our internal production and fulfillment systems. We plan also to increase the resources available to WaveNet to adapt to changing market requirements, and expand it to handle more end users, to implement more sophisticated pricing methodologies and to add greater financial system flexibility.

R&D .................... We are a development stage company and have realized minimal operating revenues since our inception. At March 31, 2000, we had an accumulated deficit of approximately $101.9 million. We have made a substantial investment in research and development, and we expect that we will be required to continue to make substantial investments in our products and technology. For the years ended December 31, 1999, 1998, and 1997, we spent approximately $10.7 million, $6.2 million and $4.7 million, respectively, on research and development activities (which amounts include the value of stock issued). In addition, we licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997. From our inception in February 1988 through March 2000, we have spent approximately $41 million on research and development activities.

Nasdaq Listing.......... We filed an application with the Nasdaq Stock Market on
                         January 29, 1999, seeking to list our common stock on the Nasdaq National Market. As of May 27, 1999 we were re-listed on the Nasdaq National Market.

Recent Acquisition ..... On July 28, 1999 the company announced it had acquired all of the outstanding common and preferred shares of N*ABLE Technologies, a security solutions company in exchange for 2,781,263 shares of the company's Class A Common Stock. The transaction was accounted for under the pooling-of interest-method of accounting and accordingly, all financial data presented herein for 1999 has been restated as if N*Able was acquired on the first day of the earliest 1999 period presented.

         We are incorporated in Delaware, and were known previously as Indata Corp. We changed our name to Wave Systems Corp. in January 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and our telephone number is (413) 243-1600.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

          For the three months ended March 31, 2000 and March 31, 1999, we had revenues of $22,601 from a combination of hardware services and internet services sales.

          Research and development expenses for the three months ended March 31, 2000 were $3,535,753, as compared to 1,968,764 for the comparable period of 1999, an increase of 80%. This increase is primarily attributable to the increase in headcount and consulting-related expenses during the first three months of 2000.

          Selling, general and administrative expense for the three months ended March 31, 2000 were $6,047,364, as compared to $2,901,491 for the comparable period of 1999, an increase of 108%. This increase is primarily attributable to an increase in personnel, trade shows, equipment and other related costs associated with the development and marketing of new applications and new markets for our technology.

          Interest income for the three months ended March 31, 2000 was $404,365 as compared to $24,981 for the same period in 1999. The interest income in 2000 is due to the $122 million private placement, which occurred in March, 2000. Interest expense for the three months ended March 31, 1999 was $830,465, while minimal interest expense was incurred for the comparable period of 2000. The interest expense in 1999 was primarily attributable to non-cash expenses associated with the issuance of warrants as part of the 1999 bridge financing. Other income associated with the Company's ownership of ITG shares was recorded in the amount of $542,457. During January of 2000, Concentric Network Corporation completed their acquisition of ITG. In consideration for its 1,000,000 shares in ITG, the Company received approximately $2.2 million in cash and 83,910 shares of Concentric at a cost of $1.6 million, for a gain of $542,457. As of March 31, 2000 the 83,910 shares of Concentric common stock had a market value of $4,615,050 based on that day's closing price of $55.00 per share.

          Due to the reasons set forth above, our net loss for the three months ended March 31, 2000 was $8,627,705, as compared to $5,048,340 for the comparable period of 1999. The net loss for the three months ended March 31, 2000 to common stockholders was $8,627,705 as compared to $5,053,740 for the comparable period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

          We have experienced net losses and negative cash flow from operations since our inception, and, as of March 31, 2000, had a $101,894,878 deficit accumulated during the development stage, and stockholders' equity of $121,094,991. We have financed our operations through March 31, 2000 principally through:

     o the issuance of Class A and B Common Stock for a net amount of $188,661,740;

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

          At March 31, 2000, we had $115,247,277 in cash and cash equivalents. At December 31, 1999, we had $6,290,045 in cash and cash equivalents. We held marketable securities with a value of $4,615,050 and $4,480,500 at March 31, 2000 and December 31, 1999, respectively. The increase in cash and cash equivalents is primarily attributable to cash proceeds from a private placement during the first quarter of 2000. In March 2000, we issued 3,600,800 shares of our Class A Common stock for $114,977,416, net of expenses. The Company also received $2,162,457 of cash associated with its ownership of 1,000,000 ITG shares. Warrants were exercised during the period for proceeds of $1,177,388.

          As of December 31, 1999, The Company had net operating loss carryforwards for tax return purposes of approximately $80.1million which expire beginning in 2003 through 2020.

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

          At March 31, 2000, we had working capital of $115,049,386. We expect we may incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 2000, due to minimal revenues and increased sales and marketing expenses associated with market entry, and continued research and development costs. We anticipate that our existing capital resources will be adequate to satisfy our capital requirements through the end of 2001. Beyond 2001, in order to continue operations, we will need to raise additional funds through public or private financings. We have no current commitment to obtain additional funds, nor can we state the amount or source of such additional funds.

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

Dated:  May 15, 2000

                            WAVE SYSTEMS CORP.
                            (Registrant)

                            By:  /S/ PETER J. SPRAGUE
                                 -----------------------------------------------
                            Name:  Peter J. Sprague
                            Title: Chairman of the Board
                                   Duly Authorized Officer of the Registrant)

                            By:  /S/ GERARD T. FEENEY
                                 -----------------------------------------------
                            Name:  Gerard T. Feeney
                            Title: Chief Financial Officer