Form 10-Q
period 2000-06-30
WAVE SYSTEMS CORP
filed 2000-08-14
CIK 919013

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Yes /X/  No / /

         The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000: 45,909,925 shares of Class A Common Stock and 1,002,117 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                           Consolidated Balance Sheets

                                                                                           June 30,             December 31,
                                                                                             2000                   1999
                                                                                           --------             ------------
                                                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                              $ 105,231,677         $    6,290,045
   Marketable securities                                                                      4,096,301              4,480,500
   Inventories                                                                                  476,552                431,686
   Prepaid expenses and other receivables                                                       603,557                491,857
                                                                                     ------------------           -------------
         Total current assets                                                               110,408,087             11,694,087

Property and equipment, net                                                                   3,639,194              2,680,874
Other assets                                                                                  3,882,119              2,156,923
                                                                                     ------------------     ------------------
                                                                                            117,929,400             16,531,883
                                                                                     ==================     ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                                         4,886,908              6,823,643
                                                                                     ------------------     ------------------
         Total current liabilities                                                            4,886,908              6,823,643
                                                                                     ------------------     ------------------

Stockholders' equity:
   Common stock, $.01 par value.  Authorized 75,000,000 shares as Class A;
     issued and outstanding 45,909,925 in 2000 and 39,445,683 in 1999                           459,099                394,457
   Common stock, $.01 par value.  Authorized 13,000,000 shares as Class B;
      issued and outstanding 1,002,117 in 2000 and 2,050,507 in 1999                             10,021                 20,505
   Capital in excess of par value                                                           219,193,173             99,854,111
   Deficit accumulated during the development stage                                        (110,716,102)           (93,267,173)
   Accumulated other Comprehensive Income - unrealized gain on marketable
     securities                                                                               4,096,301              2,860,500
   Less:  Note receivable from stockholder, including accrued interest
     of $105,985 in 1999                                                                             --               (154,160)
                                                                                          -------------     -------------------
         Total stockholders' equity                                                         113,042,492              9,708,240
                                                                                          -------------     -------------------

Commitments and contingencies

                                                                                          $ 117,929,400         $   16,531,883
                                                                                          ==============    ==================

     See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                    Period from
                                                                                                                   February 12,
                                                                                                                       1988
                                                                                                                    (inception)
                                                   Three months ended                  Six months ended               through
                                            JUNE 30, 2000     JUNE 30, 1999     JUNE 30, 2000    JUNE 30, 1999     JUNE 30, 2000
                                            -------------     -------------     -------------    -------------     -------------
Revenue                                    $      54,748     $       11,678    $      77,349    $      19,226     $     339,424

  Cost of sales                                   36,192              5,597           50,203           10,747           195,570
                                           -------------     --------------    -------------     ------------   ---------------
Gross margin                                      18,556              6,081           27,146            8,479     $     143,854
                                           -------------     --------------    -------------     ------------   ---------------
Operating expenses:

   Selling, general, and administrative       5,972,218         4,119,917         12,019,582        7,021,407        71,239,633

   Write-off of goodwill                             --                --                 --               --           769,886

   Aladdin license and in-process

   Research and development expenses                 --                --                 --               --         3,889,000

   Research and development                   4,532,952         2,344,866          8,068,705        4,313,630        41,472,485
                                           -------------     --------------    -------------     ------------   ---------------
                                             10,505,170         6,464,783         20,088,287       11,335,037       117,371,004
                                           -------------     --------------    -------------     ------------   ---------------
Other income (expense):

   License fee                                       --           625,000                --         1,250,000         5,000,000

   License warrant cost                              --                --                 --               --        (1,100,000)

   Interest income                            1,665,391           285,559          2,069,755          310,540         3,991,333

   Interest expense                                  --            (1,002)                --         (831,467)       (1,695,461)

   Gain on sale of marketable securities             --                --            542,457               --           542,457

   Other income (expense)                            --                --                 --               --          (227,281)
                                           ------------      -------------     -------------    -------------     -------------
                                              1,665,391           909,557          2,612,212          729,073         6,511,048
                                           ------------      ------------      -------------    -------------     -------------
         Net loss                            (8,821,224)       (5,549,145)       (17,448,929)     (10,597,485)     (110,716,102)

Accrued dividends on preferred stock                 --             5,400                --            10,800         4,350,597
                                           -------------     --------------    -------------    -------------     -------------
         Net loss to common stockholders   $ (8,821,224)     $ (5,554,545)     $ (17,448,929)   $ (10,608,285)    $(115,066,699)
                                           ============      ============      =============    =============     =============
Weighted average number of
common shares outstanding
during the period                            46,717,415        37,622,694         45,893,036       35,990,158        16,389,629
                                           ------------      ------------      -------------    -------------   ---------------
Loss per common share                      $      (0.19)     $      (0.15)     $       (0.38)   $       (0.29)  $         (7.02)
                                           ============      ============      =============    =============   ===============

      See accompanying notes to unaudited consolidated financial statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                             Period from
                                                                                                          February 12, 1988
                                                                                                         (date of inception)
                                                                    Six months ended                           through
                                                         June 30,         June 30,                            June 30,
                                                           2000             1999                                2000
                                                           ----             ----                                ----
Cash flows from operating activities:
   Net loss                                          $ (17,448,929)    $ (10,597,485)                    $ (110,716,102)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Write-off of goodwill                                      --                --                            769,887
     Depreciation and amortization                         723,730           299,806                          3,230,238
     Reserve for note from affiliate                            --                --                          1,672,933
     Accrued interest on marketable securities                  --                --                           (106,962)
     Noncash expenses:
       Accretion of assured incremental yield on
          convertible debt                                      --                --                            119,000
       Common stock issued in connection with
          License and Cross-License Agreement                   --                --                          1,124,960
       Gain on sale of marketable securities              (542,457)                                            (542,457)
       Common stock issued for services rendered           108,333           134,120                          3,600,198
       Warrants issued as compensation for services             --         1,075,240                          2,751,595
       Issuance of warrants to Aladdin                          --                --                          2,939,000
       Accrued interest on note payable                         --            15,388                            121,219
       Preferred stock issued for services rendered             --                --                            265,600
       Compensation associated with issuance of
          stock options                                         --                --                            634,463
       Amortization of deferred compensation                    --                --                            398,660
       Amortization of discount on notes payable                --                --                            166,253
       Common stock issued by principal stockholder
          for services rendered                                 --                --                            565,250
     Changes in assets and liabilities:
       Decrease (increase) in accrued interest on note
          receivable                                            --            (2,409)                                --
       Increase in inventories                             (44,866)          (29,750)                          (476,552)
       Increase in prepaid expenses and
          other receivables                               (111,700)         (927,614)                        (1,068,485)
       Increase in other assets                         (1,725,196)          (31,758)                        (3,897,033)
       Increase (decrease) in deferred revenue              61,926        (1,250,000)                            61,926
       Increase (decrease) in accounts payable and
          accrued expenses                              (1,998,661)           (4,581)                         5,062,494
                                                   ----------------      ------------                       -----------
          Net cash used in operating activities        (20,977,820)      (11,319,043)                       (93,323,915)
                                                   ---------------       ------------                       ------------

                                                                    (Continued)

                         WAVE SYSTEMS CORP. AND SUBSIDIARIES
                          (a development stage corporation)
                  Consolidated Statements of Cash Flows, Continued
                                    (Unaudited)

                                                                                                             Period from
                                                                                                          February 12, 1988
                                                                                                         (date of inception)
                                                              Six months ended                                 through
                                                         June 30,         June 30,                             June 30,
                                                           2000             1999                                 2000
                                                           ----             ----                                 ----
Cash flows from investing activities:
   Acquisition of property and equipment                (1,682,049)         (719,972)                        (6,174,978)
   Short-term loans to affiliate                                --                --                         (1,672,934)
   Organizational costs                                         --                --                            (14,966)
   Proceeds from maturities/sales
    of marketable securities                             2,162,457                --                            649,419
                                                         ---------       -----------                   ----------------
          Net cash provided by (used in)
          investing activities                             480,408          (719,972)                        (7,213,459)
                                                         ---------       -----------                   ----------------
Cash flows from financing activities:
   Net proceeds from issuance of common stock          119,284,884        26,389,987                        189,949,210
   Net proceeds from issuance of preferred stock
     and warrants                                               --                --                         12,283,031
   Note receivable from stockholder                        154,160                --                                 --
   Proceeds from notes payable and warrants to
     stockholders                                               --         2,000,000                          4,083,972
   Repayments of notes payable to stockholders                  --                --                         (1,069,972)
   Proceeds from notes payable and warrants                     --                --                          1,284,250
   Repayments of note payable                                   --                --                           (255,000)
   Redemption of Preferred Stock                                --                --                           (506,440)
                                                      ------------       -----------                   ----------------
          Net cash provided by financing activities    119,439,044        28,389,987                        205,769,051
                                                      ------------       -----------                   ----------------
Net increase in cash and cash equivalents               98,941,632        16,350,972                        105,231,677

Cash and cash equivalents at beginning of period         6,290,045         4,451,175                                --
                                                    --------------     -------------                   ----------------
Cash and cash equivalents at end of period          $  105,231,677     $  20,802,147                   $    105,231,677
                                                    ==============     =============                   ================

     See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (Unaudited)

                                                                                                                     DEFICIT
                                                                                                                   ACCUMULATED
                                                       CLASS A                         CLASS B          CAPITAL     DURING THE
Comprehensive                                        COMMON STOCK                  COMMON STOCK      IN EXCESS OF  DEVELOPMENT
                                                       SHARES       AMOUNT      SHARES       AMOUNT    PAR VALUE      STAGE
                                                       ------       ------      ------       ------    ----------    ---------
Balance at December 31, 1999                       39,445,683     $394,457   2,050,507      $20,505   $99,854,111  $(93,267,173)

Net loss                                                                                                            (17,448,929)
    Unrealized gain on marketable securities
Comprehensive income (loss)

Shares issued at $34.00 per share, net of           3,600,800       36,008                            114,941,408
expenses
Exercise of warrants to purchase Class A common       312,500        3,125                              1,174,263
stock
Exercise of options to purchase Class A common      1,494,673       14,947                              3,115,137
stock
Shares issued as compensation for services              7,879           79                                108,254
rendered
Repayment of note receivable
Exchange of Class B stock for Class A stock         1,048,390       10,484  (1,048,390)      (10,484)
                                                  -----------------------------------------------------------------------------
Balance at June 30, 2000                           45,909,925     $459,099   1,002,117      $10,021  $219,193,173 $(110,716,102)
                                                   ==========     ========   =========      =======  ============ =============

                                                       SERIES G      ACCUMULATED    NOTE
                                                      CONVERTIBLE      OTHER     RECEIVABLE
                                                       PREFERRED   COMPREHENSIVE    FROM
                                                          STOCK         INCOME   STOCKHOLDER         TOTAL
                                                         -----         ------   ------------         -----
Balance at December 31, 1999                                 0      $2,860,500    $(154,160)    $9,708,240

Net loss                                                                                       (17,448,929)
    Unrealized gain on marketable securities                         1,235,801                   1,235,801
Comprehensive income (loss)                                                                    (16,213,128)

Shares issued at $34.00 per share, net of                                                      114,977,416
expenses
Exercise of warrants to purchase Class A common                                                  1,177,388
stock
Exercise of options to purchase Class A common                                                   3,130,083
stock
Shares issued as compensation for services                                                         108,333
rendered
Repayment of note receivable                                                        154,160        154,160
Exchange of Class B stock for Class A stock
                                                   --------------------------------------------------------
Balance at June 30, 2000                            -  $ 0 -        $4,096,301    -  $ 0 -    $113,042,492
                                                    ===========     ==========  ============  ============

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                   Notes To Consolidated Financial Statements

                             June 30, 2000 and 1999

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000 and 1999, and the results of its operations and cash flows for the six months ended June 30, 2000 and 1999. Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, included in its Form 10-K filed in March 2000. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

1.   LOSS PER SHARE:

     Loss per share of $0.19 for the three months ended and $0.38 for the six months ended June 30, 2000 is computed based on the weighted average number of common shares outstanding of 46,717,415 and 45,893,036, respectively. The inclusion of common stock equivalents (warrants, options and convertible preferred stock) in this computation would be antidilutive; therefore basic and dilutive are the same.

2.   CAPITAL STOCK:

     On March 7, 2000 the Company sold 3,600,800 shares of its Class A Common Stock, at a price of $34.00 per share, for an aggregate purchase price of $122,427,200. The shares were sold to a group of accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. Pacific Growth Equities, Inc. acted as sole placement agent for the private placement, receiving a commission of approximately $7.3 million, for their services.

     In January, 2000, the Company issued 275,000 shares of its class A Common Stock to one (1) accredited investor, for an aggregate purchase price of $1,100,000. These shares were issued upon the exercise of a warrant granted on January 26, 1999. The warrant to purchase 275,000 shares of the Company's Class A Common Stock at an exercise price of $4.00 per share, was exercisable until January 26, 2004. The Warrants were issued as consideration for a $2,000,000 promissory note, bearing no interest, due January 26, 2002.

     During the six months ended June 30, 2000, the Company issued a total of 1,494,673 shares upon the exercise of incentive stock options by various employees. The aggregate proceeds to the Company for the issuance of these options was $3,116,634 at an average exercise price of approximately $2.09 per share.

3. WAVEXPRESS:

     In April 1999, the Company joined with Sarnoff Corporation to announce the formation of a new joint venture, WaveXpress. WaveXpress aims to provide secure data broadcast architecture, infrastructure and content services to broadcasters and content providers. WaveXpress is developing technology and services that will allow content providers to send electronic content to properly equipped PCs by utilizing unused bandwidth in the Digital Television
   (DTV) spectrum. Consumers will be able to purchase this electronic content directly through a secure network connection, thus enabling a significant new revenue stream for broadcasters. On October 15, 1999, Wave and Sarnoff signed a Joint Venture Agreement which formally established WaveXpress. Under this agreement Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave and its affiliates that purchased for a nominal amount, founders stock in April 1999 own the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague and Steven Sprague, the Chairman and Chief Executive Officer of Wave, respectively, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group owned, in the aggregate, 7% of the outstanding capital stock of WaveXpress. In addition, Wave is currently funding WaveXpress through a series of convertible notes and warrants. Through June 30, 2000, Wave has loaned WaveXpress approximately $8.9 million. The notes and warrants can be converted into equity at a predetermined conversion rate. When converted, on a fully diluted basis which would include all stock, warrants and the WaveXpress Employee Stock Option Pool, Wave and its affiliates would own approximately 72% of WaveXpress's outstanding capital stock. Neither Sarnoff nor any of the other minority shareholders are obligated to provide any funding to the venture. Accordingly, Wave has included the entire net loss of WaveXpress in its consolidated results of operations. For the quarter and year to date period ended June 30, 2000, WaveXpress has incurred a net loss of approximately $2.3 million and $3.8 million respectively. WaveXpress has incurred expenditures for R&D of approximately $1.2 million and $1.7 million for the quarter and year to date period ended June 30, 2000.

4. CASH AND CASH EQUIVALENTS:

     Cash is on deposit in a government money market account presently earning an annualized rate of return of approximately 6%. The cash is liquid and immediately available for the Company's operating requirements.

5. MARKETABLE SECURITIES:

     In consideration for the 1,000,000 shares the Company held in ITG when Concentric acquired ITG, the Company received $2,162,457 in cash and 83,910 shares in Concentric. The cost basis of the ITG shares to the Company was $1,620,000, resulting in a gain of $542,457 during the first quarter of 2000. On May 10, 2000, Nextlink Communications, Inc. acquired Concentric. As a result of the acquisition, the Company now holds 107,975 common shares of Nextlink, Inc. due to the conversion of the 83,910 Concentric shares at a conversion price of $1.2868. As of June 30, 2000 the Nextlink common stock had a market value of $4,096,301 based on that day's closing price of $37.94 per share.

6. OTHER ASSETS:

     Other assets consist primarily of security deposits associated with facilities the Company leases. In January 2000 WaveXpress signed a ten year lease for facilities in New York. As part of the agreement Wave placed a deposit for $773,000 with a bank to secure the letter of credit in the amount of approximately $773,000.

7.     GLOBAL WAVE:

   In June, 2000, Wave increased its ownership percentage of Global Wave Limited, (a joint venture) from 25% to 40% through its holding company Earthquest Limited. As part of the new joint venture agreement, Wave's partner in the venture, Redwave, Plc, has agreed to contribute $7.5 million and 500,000 shares of Wave Systems common stock held by Redwave, in exchange for 600,000 shares of Global Wave series A common stock. Earthquest received 400,000 shares of Global Wave series B common stock in exchange for a technology license granted by Wave, on behalf of Earthquest to Global Wave. No value has been assigned to these shares. Neither Earthquest nor Wave has provided, nor are they obligated to provide any funding to Global Wave. Global Wave has not been included in the consolidated results of the Company. Wave has not assigned any value to its Global Wave interest.

8.   SUBSEQUENT EVENTS

   On July 19, 2000, the Company entered into a letter of intent with Indigo Networks, LLC to purchase all of the assets of Indigo and its e-commerce shopping network, iShopHere.com, for $7,235,000 payable in Wave common stock. The number of shares to be issued will be based on the average price for the ten trading days immediately prior to the date of the closing (approximately 400,000 to 500,000 shares). iShopHere.com is a destination shopping network that provides consumers access to quality brands and retailers as well as special savings. It operates under a revenue sharing model whereby iShopHere.com receives a percentage of each purchase transaction that takes place through its network of over 450 participating merchants.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business........Wave Systems Corp. offers powerful, next-generation solutions for electronic commerce, making the process easier, versatile, and more secure for consumers as well as business-to-business applications. The Company is involved in the research, development, and market testing of the Wave System, which performs the buying transactions in a range of consumer electronic devices, including computers, personal digital assistants, and interactive televisions, for the use of electronic content and services in a secure, trusted environment. Electronic content and services refers to any data, graphic, software, video or audio sequence that can be digitally transmitted or stored, as well as access to services such as broadcast or telecommunications services. Examples include archived newspaper and magazine articles, on-line books, music selections, clip-art, photographs and video games. Under our model, electronic content and service providers use the Wave System to allow consumers to purchase one-time, multiple or permanent use of their content or service, using a wide range of payment models including rental, pay-for-use, or outright purchase, much like a phone card or a pay-per-view cable system. We believe that the Wave System can fundamentally change today's centralized e-commerce model by creating a de-centralized distribution and security system under which consumers will be able to make individual purchases of images, text, music or video, or make use of software, all from the consumer's computer or other interactive device. This means that content and services can be consumed with more efficient and flexible pricing, broader distribution opportunities, greater protection against unauthorized usage and with better privacy protection of the consumer's sensitive information.

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

Our Product.........The Wave System consists of an EMBedded Application Security
                    SYstem in consumer devices that provides a core hardware and software foundation for consumers to purchase electronic content and access services on a flexible purchase basis. The EMBASSY platform is a programmable, low cost "system within a system" that can perform independent transactions such as meter pay-per-use of electronic content, store sensitive information such as identities, credit information and account balances, and run secure applications for pay-per-use access to software. The EMBASSY platform is an open model based on security hardware originally designed for use with "smart cards" that can be integrated into personal computers and peripherals, interactive televisions or used as independent components. The WaveMeter application running in the EMBASSY platform allows e-commerce transactions to occur without the expense of a real-time network connection for every transaction. We have started production of a software version of the WaveMeter application that offers many of the features of the hardware version. The WaveMeter server enables electronic content owners to securely sell usage of their intellectual property from a Web site. This secure electronic content delivery service, offered through the WaveMeter server, does not require either the consumer or the publisher to install any additional hardware or software. The EMBASSY securely stores electronic funds and transaction information about the usage of electronic content to be transmitted securely to a WaveNet central transaction processing center periodically. The WaveNet application manages electronic codes for scrambling and unscrambling electronic content, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and provide user and usage data to electronic content owners. The Wave System is designed to be compatible with existing content delivery systems, such as CD-ROMs and the Internet. Using these Wave-enabled distribution systems, electronic content providers can distribute their products in a secure format and offer them for sale through the EMBASSY platform, which in turn allows consumers to purchase and access the electronic content when desired.

Our Partners........We are pursuing strategic relationships to build new ways of distributing electronic content and services with electronic content providers, network companies, and hardware manufacturers. We have attracted other companies to port their applications and services to the Wave System and its EMBASSY platform, which we believe will in turn increase the value of the system to other potential partners. During 1998 and 1999, we established relationships with RSA Data Security, NEC Technologies, Pollex Technology, Hewlett-Packard's VerSecure division, Sun Microsystems, SMSC, ITE, IGST, Sarnoff Corp., Hauppauge Computer Systems, Compaq Computer, National Semiconductor, KiSS Nordic, Cyber-COMM, INTERVU, AMD, Hitachi, Lego Media and WavePhore. In 2000, we hope to expand the number of commitments from hardware manufacturers, including personal computer manufacturers, peripheral companies and other companies involved in e-commerce.

Recent Financings...On March 7, 2000 the Company completed a $122 million private placement with institutional, strategic and accredited investors, which we feel will be sufficient to fund operations through the end of 2001. We may choose to raise additional capital from time to time, through equity or debt financings, in order to capitalize on business opportunities and market conditions. This would help to ensure the continued development of our technology, products and services. In January 1999, we issued a $2 million convertible promissory note, which was subsequently converted into Class A common stock in March 1999. We also completed a $23 million private placement with institutional, strategic and accredited investors in March 1999. We cannot, however, assure you that we can raise additional financing in the future. While we do not have any material commitments for capital expenditures at this time, in order to bring the Wave System to market, we do anticipate spending additional amounts on contracting for software development, licensing key technologies, and purchasing inventory items such as computer chips and boards. Such spending will vary based on our performance.

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

R&D.................We are a development stage company and have realized minimal operating revenues since our inception. At June 30, 2000, we had an accumulated deficit of approximately $110.7 million. We have made a substantial investment in research and development, of $4.5 million and $8.1 million for the quarter and year to date period ended June 30, 2000, and we expect that we will be required to continue to make substantial investments in our products and technology. For the years ended December 31, 1999, 1998, and 1997, we spent approximately $10.7 million, $6.2 million and $4.7 million, respectively, on research and development activities (which amounts include the value of stock issued). In addition, we licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997. From our inception in February 1988 through June 2000, we have spent approximately $45 million on research and development activities.

Nasdaq Listing......We filed an application with the Nasdaq Stock Market on
                    January 29, 1999, seeking to list our common stock on the Nasdaq National Market. As of May 27, 1999 we were re-listed on the Nasdaq National Market.

Recent Acquisition..On July 28, 1999 the Company announced it had acquired all of the outstanding common and preferred shares of N*ABLE Technologies, a security solutions company, in exchange for 2,781,263 shares of the Company's Class A Common Stock. The transaction was accounted for under the pooling-of interest method of accounting and accordingly, all financial data presented herein for 1999 has been restated as if N*Able was acquired on the first day of the earliest 1999 period presented.

Subsequent Events...On July 19, 2000, the Company entered into a letter of intent with Indigo Networks, LLC to purchase all of the assets of Indigo and its e-commerce shopping network, iShopHere.com, for $7,235,000 payable in Wave common stock. The number of shares to be issued will be based on the average price for the ten trading days immediately prior to the date of the closing (approximately 400,000 to 500,000 shares). iShopHere.com is a destination shopping network that provides consumers access to quality brands and retailers as well as special savings. It operates under a revenue sharing model whereby iShopHere.com receives a percentage of each purchase transaction that takes place through its network of over 450 participating merchants.

         We are incorporated in Delaware, and were known previously as Indata Corp. We changed our name to Wave Systems Corp. in January 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and our telephone number is (413) 243-1600.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     For the three months ended June 30, 2000 and June 30, 1999, we had only minimal operating revenues.

     Selling, general and administrative expenses for the three months ended June 30, 2000 were $5,972,218, as compared to $4,119,917 for the comparable period of 1999, an increase of 45%. This increase is primarily attributable to an increase in personnel, consultants and professional fees, trade shows, equipment and other related costs associated with the marketing of new applications and development of new markets for our technology.

     Research and development expenses for the three months ended June 30, 2000 were $4,532,952, as compared to $2,344,866 for the comparable period of 1999, an increase of 93%. This increase is primarily attributable to an increase in headcount and consulting-related expenses, as well as the impact of the WaveXpress development work during the three months ended June 30, 2000. WaveXpress' research and development expenses were $1,168,726 for the quarter ended June 30, 2000.

     Interest income for the three months ended June 30, 2000 was $1,665,391, as compared to $285,559 for the comparable period of 1999. The increase in interest income is primarily attributable to an increase in interest-bearing assets, which were a direct result of the private placement of Class A Common Stock for an aggregate purchase price of approximately $122.0 million.

     Due to the reasons set forth above, our net loss to common stockholders for the three months ended June 30, 2000 was $8,821,224, as compared to $5,554,545 for the comparable period of 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     For the six months ended June 30, 2000 and June 30, 1999, we had revenues of $77,349 and $19,226, respectively, from a combination of hardware services and internet services sales.

     Selling, general and administrative expense for the six months ended June 30, 2000 were $12,019,582, as compared to $7,021,407 for the comparable period of 1999, an increase of 71%. This increase is primarily attributable to an increase in personnel, trade shows, equipment and other related costs associated with the marketing of new applications and the development of new markets for our technology.

     Research and development expenses for the six months ended June 30, 2000 were $8,068,705, as compared to $4,313,630 for the comparable period of 1999, an increase of 87%. This increase is attributable to an increase in headcount, consulting-related expenses and WaveXpress development work during the first six months of 2000. WaveXpress' research and deveolpment expenses were $1,708,658 for the year to date period ended June 30, 2000.

       Interest income for the six months ended June 30, 2000 was $2,069,755 as compared to $310,540 for the same period in 1999. The interest income in 2000 is due to the $122 million private placement, which occurred in March 2000. Interest expense for the six months ended June 30, 1999 was $831,467, while no interest expense was incurred for the comparable period of 2000. The interest expense in 1999 was primarily attributable to non-cash expenses associated with the issuance of warrants as part of the 1999 bridge financing. In consideration for its 1,000,000 shares in ITG, the Company received approximately $2.2 million in cash and 83,910 shares of Concentric. The cost basis of the ITG shares to the Company was approximately $1.6 million, for a gain of $542,457. During January of 2000, Concentric Network Corporation completed their acquisition of ITG. On May 10, 2000 Concentric was acquired by Nextlink Communications, Incorporated. As a result, the Company's holdings became 107,975 shares of Nextlink common stock which had a market value of $4,096,301 based on the June 30, 2000 closing price of $37.94 per share.

     Due to the reasons set forth above, our net loss to common stockholders for the six months ended June 30, 2000 was $17,448,929, as compared to $10,608,285 for the comparable period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have experienced net losses and negative cash flow from operations since our inception, and, as of June 30, 2000, had a $110,716,102 deficit accumulated during the development stage, and stockholders' equity of $113,042,492. We have financed our operations through June 30, 2000 principally through:

   - the issuance of Class A and B Common Stock for a net amount of $189,949,210, including $3,115,137 from the exercise of employee incentive stock options during the year-to-date period ended June 30, 2000.

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

     At June 30, 2000, we had $105,231,677 in cash and cash equivalents. At December 31, 1999, we had $6,290,045 in cash and cash equivalents. We held marketable securities with a value of $4,096,301 and $4,480,500 at June 30, 2000 and December 31, 1999, respectively. The increase in cash and cash equivalents is primarily attributable to cash proceeds from a private placement during the first quarter of 2000. In March 2000, we issued 3,600,800 shares of our Class A Common stock for $114,977,416, net of expenses. The Company also received $2,162,457 of cash associated with its ownership of 1,000,000 ITG shares. Warrants were exercised during the period for proceeds of $1,177,388.

     As of December 31, 1999, the Company had net operating loss carryforwards for tax return purposes of approximately $80.1 million which expire beginning in 2003 through 2020.

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

     At June 30, 2000, we had working capital of $105,521,179. We expect we may incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 2000, due to minimal revenues and increased sales and marketing expenses associated with market entry, and continued research and development costs. We anticipate that our existing capital resources will be adequate to satisfy our capital requirements through the end of 2001. Beyond 2001, in order to continue operations, we will need to raise additional funds through public or private financings. We have no current commitment to obtain additional funds, nor can we state the amount or source of such additional funds.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The exposure to market risk associated with interest rate-sensitive instruments is not material to the Company. Our investment portfolio consists primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited. In addition, we hold a minority equity investment in a publicly traded company, the value of which is subject to market price volatility.

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

Dated: August 14, 2000

                                  WAVE SYSTEMS CORP.
                                  (Registrant)


                                  By: /s/ Peter J. Sprague
                                      -----------------------------------------
                                  Name:   Peter J. Sprague
                                  Title:  Chairman of the Board
                                  Duly Authorized Officer of the Registrant)


                                  By:  /s/ Gerard T. Feeney
                                       ----------------------------------------
                                  Name:   Gerard T. Feeney
                                  Title:  Chief Financial Officer