Form 10-Q
period 2000-09-30
WAVE SYSTEMS CORP
filed 2000-11-14
CIK 919013

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Yes |X|    No |_|

      The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000: 46,867,440 shares of Class A Common Stock and 779,211 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                           Consolidated Balance Sheets

           Assets                                                            September 30,     December 31,
                                                                                  2000             1999
                                                                             -------------    -------------
                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                 $  93,981,883    $   6,290,045
   Marketable securities                                                         3,799,370        4,480,500
   Inventories                                                                     494,043          431,686
   Note Receivable (Note 8)                                                        840,809               --
   Prepaid expenses and other receivables                                          774,619          491,855
                                                                             -------------    -------------

         Total current assets                                                   99,890,724       11,694,086

Property and equipment, net                                                      5,260,737        2,680,874
Goodwill and other intangibles, net of accumulated amortization                  4,441,194               --
Other assets                                                                     3,540,443        2,156,923
                                                                             -------------    -------------

                                                                               113,133,098       16,531,883
                                                                             =============    =============

           Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses                                            7,772,734        6,823,643
                                                                             -------------    -------------

         Total current liabilities                                               7,772,734        6,823,643
                                                                             -------------    -------------

Stockholders' equity:
   Common stock, $.01 par value.  Authorized 75,000,000 shares as Class A;
      issued and outstanding 46,867,440 in 2000 and 39,445,683 in 1999             468,675          394,457
   Common stock, $.01 par value.  Authorized 13,000,000 shares as Class B;
      issued and outstanding 779,211 in 2000 and 2,050,507 in 1999                   7,792           20,505
   Capital in excess of par value                                              227,983,521       99,854,111
   Deficit accumulated during the development stage                           (126,898,994)     (93,267,173)
   Accumulated other Comprehensive Income - unrealized gain on marketable
      securities                                                                 3,799,370        2,860,500
   Less: Note receivable from stockholder, including accrued interest
      of $105,985 in 1999                                                               --         (154,160)
                                                                             -------------    -------------

           Total stockholders' equity                                          105,360,364        9,708,240
                                                                             -------------    -------------

                                                                             $ 113,133,098    $  16,531,883
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

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                     Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                      Period from
                                                                                                                      February 12,
                                                                                                                    1988 (inception)
                                                       Three months ended                 Nine months ended             through
                                                 September 30,    September 30,    September 30,    September 30,    September 30,
                                                     2000             1999             2000             1999             2000
                                                 -------------    -------------    -------------    -------------    -------------
Revenue                                          $      81,793    $      51,002    $     159,142    $      70,229    $     421,217

  Cost of sales                                          5,113           24,226           55,316           34,974          200,684
                                                 -------------    -------------    -------------    -------------    -------------

Gross margin                                            76,680           26,776          103,826           35,255          220,533
                                                 -------------    -------------    -------------    -------------    -------------
Operating expenses:

  Selling, general, and administrative               7,260,914        4,065,242       19,280,496       11,086,650       77,006,547

  Research and development                           5,974,662        2,967,458       14,043,367        7,281,088       47,447,147

  In-process research and development                2,176,000               --        2,176,000               --               --

  Acquisition expenses                                      --        1,494,000               --        1,494,000        7,559,000

  Amortization of Goodwill                             137,553               --          137,553               --          907,439
                                                 -------------    -------------    -------------    -------------    -------------
                                                    15,549,129        8,526,700       35,637,416       19,861,738      132,920,133
                                                 -------------    -------------    -------------    -------------    -------------
Other income (expense):
  Interest Income                                    1,609,557          190,606        3,679,312          501,146        5,600,890

  Interest Expense                                          --           (1,162)              --         (832,629)      (1,695,460)

  Equity in Net losses of Globalwave                (2,320,000)              --       (2,320,000)              --       (2,320,000)

  Gain on sale of marketable securities                     --               --          542,457               --          542,457

  License Fee                                               --               --               --        1,250,000        5,000,000

  License warrant cost                                      --               --               --               --       (1,100,000)

  Other income (expense)                                    --               --               --               --         (227,281)
                                                 -------------    -------------    -------------    -------------    -------------
                                                      (710,443)         189,444        1,901,769          918,517        5,800,606
                                                 -------------    -------------    -------------    -------------    -------------

         Net loss                                  (16,182,892)      (8,310,480)     (33,631,821)     (18,907,966)    (126,898,994)

Accrued dividends on preferred stock                        --            2,439               --           13,239        4,350,596
                                                 -------------    -------------    -------------    -------------    -------------

         Net loss to common stockholders         $ (16,182,892)   $  (8,312,919)   $ (33,631,821)   $ (18,921,205)   $(131,249,590)
                                                 =============    =============    =============    =============    =============

Weighted average number of common
   shares outstanding during the period             47,148,603       39,929,969       45,630,821       37,489,993       15,844,756
                                                 -------------    -------------    -------------    -------------    -------------

Loss per common share                            $       (0.34)   $       (0.21)   $       (0.74)   $       (0.50)   $       (8.28)
                                                  =============    =============    =============    =============    =============

      See accompanying notes to unaudited consolidated financial statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                             Period from
                                                                                          February 12, 1988
                                                                                         (date of inception)
                                                                Nine months ended              through
                                                          September 30,    September 30,    September 30,
                                                              2000             1999             2000
                                                          -------------    -------------    -------------
Cash flows from operating activities:
   Net loss                                               $ (33,631,821)   $ (18,907,966)   $(126,898,994)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Amortization of goodwill                                  137,553               --          907,439
      Depreciation and amortization                           1,574,543          480,161        4,081,051
      Reserve for note from affiliate                                --               --        1,672,934
      Accrued interest on marketable securities                      --               --         (106,962)
      Noncash expenses:
        Accretion of assured incremental yield on
          convertible debt                                           --               --          119,000
        Common stock issued in connection with
          License and Cross-License Agreement                        --               --        1,124,960
        Gain on sale of marketable securities                  (542,457)              --         (542,457)
        Net losses realized on Globalwave Joint Venture       2,320,000               --        2,320,000
        Common stock issued for services rendered               108,333          728,092        3,600,197
        Warrants issued as compensation for services                 --        1,075,240        2,751,595
        Issuance of warrants to Aladdin                              --               --        2,939,000
        Accrued interest on note payable                             --           15,388          121,219
        Preferred stock issued for services rendered                 --               --          265,600
        Compensation associated with issuance of
          stock options                                              --               --          634,463
        Amortization of deferred compensation                        --               --          398,660
        Amortization of discount on notes payable                    --               --          166,253
        Common stock issued by principal stockholder
          for services rendered                                      --               --          565,250
        In-process R&D                                        2,176,000               --        2,176,000
      Changes in assets and liabilities:
        Decrease (increase) in accrued interest on note
          receivable                                                 --           (3,613)              --
        Increase in inventories                                 (62,357)              --         (494,043)
        Increase in prepaid expenses and
          other receivables                                    (231,568)      (1,547,189)        (723,426)
        Increase in other assets                             (1,716,894)         (31,758)      (3,888,730)
        Increase (decrease) in deferred revenue                 209,426       (1,250,000)         209,426
        Increase (decrease) in accounts payable and
          accrued expenses                                     (130,292)         812,541        6,930,863
                                                          -------------    -------------    -------------

            Net cash used in operating activities           (29,789,534)     (18,629,104)    (101,670,702)
                                                          -------------    -------------    -------------

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

                                                                                           Period from
                                                                                        February 12, 1988
                                                                                       (date of inception)
                                                               Nine months ended             through
                                                        September 30,    September 30,    September 30,
                                                            2000             1999             2000
                                                        -------------    -------------    -------------
Cash flows from investing activities:
   Acquisition of property and equipment                   (3,181,617)      (1,115,625)      (8,139,473)
   Purchase Acquisition of Businesses                      (7,445,358)              --       (7,445,358)
   Investment in Globalwave Joint Venture                  (1,450,043)              --       (1,450,043)
   Short-term loans to affiliate                                   --               --       (1,672,934)
   Organizational costs                                            --               --          (14,966)
   Note receivable                                           (840,809)              --         (840,809)
   Proceeds from maturities/sales
     of marketable securities                               2,162,457               --          649,419
                                                        -------------    -------------    -------------

            Net cash provided by (used in)
            investing activities                          (10,755,370)      (1,115,625)     (18,914,164)
                                                        -------------    -------------    -------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock             128,082,582       27,498,373      198,746,908
   Net proceeds from issuance of preferred stock
     and warrants                                                  --               --       12,283,031
   Payment of note receivable from stockholder                154,160               --               --
   Proceeds from notes payable and warrants to
     stockholders                                                  --        2,000,000        4,083,972
   Repayments of notes payable to stockholders                     --         (575,254)      (1,069,972)
   Proceeds from notes payable and warrants                        --               --        1,284,250
   Repayments of note payable                                      --               --         (255,000)
   Redemption of Preferred Stock                                   --         (506,440)        (506,440)
                                                        -------------    -------------    -------------

            Net cash provided by financing activities     128,236,742       28,416,679      214,566,749
                                                        -------------    -------------    -------------

Net increase in cash and cash equivalents                  87,691,838        8,671,950       93,981,883

Cash and cash equivalents at beginning of period            6,290,045        4,451,175               --
                                                        -------------    -------------    -------------

Cash and cash equivalents at end of period              $  93,981,883    $  13,123,125    $  93,981,883
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

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (Unaudited)

                                                                  Class A                      Class B               Capital
                                                               common stock                 common stock           in excess of
                                                          Shares         Amount        Shares          Amount       Par value
                                                          ------         ------        ------          ------       ---------
Balance at December 31, 1999                            39,445,683      $394,457      2,050,507       $20,505      $99,854,111

Net loss
    Unrealized gain on marketable securities
Comprehensive income (loss)

Shares issued at $34.00 per share, net of expenses       3,600,800        36,008                                   114,941,408
Shares issued for Purchase acquisition                     374,889         3,749                                     7,231,609
Exercise of warrants to purchase Class A common stock      319,692         3,197                                     1,331,048
Exercise of options to purchase Class A common stock     1,847,201        18,472                                     4,517,091
Shares issued as compensation for services rendered          7,879            79                                       108,254
Repayment of note receivable
Exchange of Class B stock for Class A stock              1,271,296        12,713     (1,271,296)      (12,713)
                                                        ----------------------------------------------------------------------

Balance at September 30, 2000                           46,867,440      $468,675        779,211        $7,792     $227,983,521
                                                        ==========      ========     ==========       =======     ============

                                                           Deficit
                                                         accumulated       Series G      Accumulated       Note
                                                         during the      Convertible        Other       receivable
                                                         development      Preferred     Comprehensive      from
                                                            Stage           Stock          Income       Stockholder        Total
                                                            -----           -----          ------       -----------        -----
Balance at December 31, 1999                            $(93,267,173)               0    $2,860,500      $(154,160)      $9,708,240

Net loss                                                 (33,631,821)                                                   (33,631,821)
    Unrealized gain on marketable securities                                                938,870                         938,870
Comprehensive income (loss)                                                                                             (32,692,951)

Shares issued at $34.00 per share, net of expenses                                                                      114,977,416
Shares issued for Purchase acquisition                                                                                    7,235,358
Exercise of warrants to purchase Class A common stock                                                                     1,334,245
Exercise of options to purchase Class A common stock                                                                      4,535,563
Shares issued as compensation for services rendered                                                                         108,333
Repayment of note receivable                                                                               154,160          154,160
Exchange of Class B stock for Class A stock
                                                       ----------------------------------------------------------------------------

Balance at September 30, 2000                          $(126,898,994)   -    $ 0    -    $3,799,370  -     $ 0   -     $105,360,364
                                                       ==============   =============    ==========  =============     ============

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                   Notes To Consolidated Financial Statements

                           September 30, 2000 and 1999

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000 and 1999, and the results of its operations and cash flows for the nine months ended September 30, 2000 and 1999. Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1999, included in its Form 10-K filed in March 2000. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

1. Loss per Share:

      Loss per share of $0.34 for the three months ended and $0.74 for the nine months ended September 30, 2000 is computed based on the weighted average number of common shares outstanding of 47,148,603 and 45,630,821, respectively. The inclusion of common stock equivalents (warrants, options and convertible preferred stock) in this computation would be antidilutive; therefore basic and dilutive are the same.

2. Capital Stock:

      On August 31, 2000 the Company issued 374,889 shares of its Class A Common Stock, at a price of $19.30 per share, for an aggregate purchase price of $7,235,358 to acquire substantially all of the assets of Indigo Networks, LLC and its e-commerce shopping network, iShopHere.com. Additional costs to complete the transaction totaled approximately $210,000.

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

      During the nine months ended September 30, 2000, the Company issued a total of 1,847,201 shares upon the exercise of incentive stock options by various employees. The aggregate proceeds to the Company for the issuance of these options was $4,535,563 at an average exercise price of approximately $2.46 per share.

3. WaveXpress:

      In April 1999, the Company joined with Sarnoff Corporation to announce the formation of a new joint venture, WaveXpress. WaveXpress aims to provide secure data broadcast architecture, infrastructure and content services to broadcasters and content providers. WaveXpress is developing technology and services that will allow content providers to send electronic content to properly equipped PCs by utilizing unused bandwidth in the Digital Television
(DTV) spectrum. Consumers will be able to purchase this electronic content directly through a secure network connection, thus enabling a significant new revenue stream for broadcasters. On October 15, 1999, Wave and Sarnoff signed a Joint Venture Agreement which formally established WaveXpress. Under this agreement Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave and its affiliates who purchased founders stock in April 1999 for a nominal amount, own the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague and Steven Sprague, the Chairman and Chief Executive Officer of Wave, respectively, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group owned, in the aggregate, 7% of the outstanding capital stock of WaveXpress. In addition, Wave is currently funding WaveXpress through a series of convertible notes and warrants. Through September 30, 2000, Wave has loaned WaveXpress approximately $11.9 million. The notes and warrants can be converted into equity at a predetermined conversion rate. When converted, on a fully diluted basis which would include all stock, warrants and the WaveXpress Employee Stock Option Pool, Wave and its affiliates would own approximately 72% of WaveXpress's outstanding capital stock. Neither Sarnoff nor any of the other minority shareholders are obligated to provide any funding to the venture. Accordingly, Wave has included the entire net loss of WaveXpress in its consolidated results of operations. For the quarter and year to date period ended September 30, 2000, WaveXpress has incurred a net loss of approximately $3.3 million and $7.1 million respectively. WaveXpress has incurred expenditures for R&D of approximately $2.0 million and $3.7 million for the quarter and year to date period ended September 30, 2000.

4. Cash and cash equivalents:

      Cash and cash equivalents consist of cash in the bank used for operations and cash on deposit in a government money market account presently earning an annualized rate of return of approximately 6%. The cash on deposit is liquid and immediately available for the Company's operating requirements.

5. Marketable securities:

      In 1999, Concentric (now Nextlink) acquired ITG. In consideration for the 1,000,000 shares the Company held in ITG, when Concentric acquired ITG, the Company received $2,162,457 in cash and 83,910 shares in Concentric. The cost basis of the ITG shares to the Company was $1,620,000, resulting in a gain of $542,457 during the first quarter of 2000. On May 10, 2000, Nextlink Communications, Inc. acquired Concentric. As a result of the acquisition, the Company now holds 107,975 common shares of Nextlink, Inc. due to the conversion of the 83,910 Concentric shares at a conversion price of 1.2868. As of September 30, 2000 the Nextlink common stock had a market value of $3,799,370 based on that day's closing price of $35.1875 per share. The change in the fair value of the Nextlink shares is recorded as an unrealized gain in stockholders' equity.

6. Other assets:

      Other assets consist primarily of security deposits associated with facilities the Company leases. In January 2000 WaveXpress signed a ten year lease for facilities in New York. As part of the agreement Wave placed a deposit for $773,000 with a bank to secure the letter of credit in that amount.

7. Global Wave:

      In June, 2000, Wave increased its ownership percentage of Globalwave Limited, (a joint venture) from 25% to 40% through its wholly-owned holding company Earthquest Limited. As part of the new joint venture agreement, Wave's partner in the venture, Redwave, Plc, (formerly ITG plc.) had agreed to contribute $7.5 million and 500,000 shares of Wave Systems common stock held by Redwave, in exchange for 600,000 shares of Global Wave class A common stock. Earthquest received 400,000 shares of Globalwave class B common stock in exchange for a technology license granted by Wave, on behalf of Earthquest to Globalwave. Prior to September 30, 2000, no value had been assigned to these shares, as neither Earthquest nor Wave had provided any funding to Globalwave.

      On October 10, 2000, Wave and Earthquest had entered into an agreement with Globalwave and Redwave to subscribe for additional class B shares of Globalwave. Under the terms of the agreement, Wave shall procure that Earthquest subscribes for 40,000 additional "B" shares of Globalwave at (pound)100 per share (approximately $142.80), the consideration for which will consist of (pound)1.5M (approximately $2.14M) in development costs incurred by Wave on behalf of Globalwave, (pound)1.4M in cash ($2.0M), and (pound)1.1M (approximately $1.6M) in future development services, for total consideration of (pound)4.0M (approximately $5.7M). In addition, Redwave has agreed to subscribe for an additional 60,000 Globalwave "A" shares, the consideration for which will consist of the conversion of debt and cash totaling (pound)6.0M (pound)5,966,615 in debt and (pound)33,385 in cash, approximately $8.6 million). The resulting ownership interest in the venture will remain 60% for Redwave and 40% for Wave.

      As of September 30, 2000, Wave has contributed approximately $1.5M of its committed investment in the form of development costs incurred. Pursuant to the equity method of accounting, and because Wave has committed to provide funding to the venture, the Company has recognized its equity share (40%) of Globalwave's net losses since inception in its results for the quarter-ended September 30, 2000. Globalwave's accumulated net losses (unaudited) since inception are approximately $5.8 million through September 30, 2000. Accordingly, Wave has recorded its equity in the net losses of $2.3M for the quarter-ended September 30, 2000. Because Wave had previously not provided any funding, and had not committed to provide any funding to Globalwave, none of its equity in the prior period losses were recognized by Wave.

      Also, in October, 2000, Wave and Redwave plc formed a joint venture holding company, Wave European Technologies plc, for their European interests, including their respective 40% and 60% stakes in Globalwave.

8. Purchase Acquisition

      On August 31, 2000, the Company purchased substantially all of the assets of Indigo Networks, LLC (Indigo) and its e-commerce shopping network, iShopHere.com. The aggregate purchase price totaled $7,445,000, which consisted of 374,889 shares of Class A Common Stock priced at $19.30 per share, for a total value of $7,235,000 plus transaction costs of $210,000. The purchase price was based on the average closing price of the company's Class A common stock for the ten trading days immediately preceding the date of the purchase, in accordance with the purchase agreement. The consolidated financial statements include the operating results of iShopHere.com from the date of acquisition, which consisted of a net loss of approximately $165,000.

      The amount allocated to in-process research and development totaling $2,176,000 was determined using established valuation techniques and was expensed upon acquisition as technological and/or commercial feasibility had not been established. The amount allocated to goodwill and purchased intangible assets amounted to $4,578,000 and is being amortized on a straight-line basis over periods not exceeding three years.

      In conjunction with the purchase, the Company loaned $1,000,000 to the partners of Indigo which was to be used by Indigo to pay existing accounts payable and to cover operations up to the date of the purchase. As of September 30, 2000, the balance of the note receivable from shareholder was $840,809. This amount is included in the consolidated financial statements. On October 24, 2000, Indigo's successor, Blue Windup, LLC signed a promissory note for the outstanding balance owed to the Company. The note carries an interest rate of 2% above the prime rate published in The Wall Street Journal, and is payable in full on November 23, 2000.

PRO FORMA FINANCIAL INFORMATION

      The selected unaudited pro forma condensed consolidated financial information presented below has been derived from the audited and unaudited historical financial statements of Wave and Indigo, and reflects management's present estimate of pro forma adjustments, including a preliminary estimate of the purchase price allocations, which ultimately may be different. This pro forma presentation does not purport to represent what our financial position or results of operations would actually have been if such transactions and events had in fact occurred on those dates or to project our results of operations for any future period.

      The unaudited pro forma consolidated statements of operations give effect to the acquisition of Indigo as if it had occurred on January 1, 1999. The unaudited pro forma consolidated balance sheet gives effect to the acquisition of Indigo as if it had occurred on, June 30, 2000 pursuant to the purchase method of accounting. These statements are based on historical financial statements of Wave and Indigo and the estimates and assumptions set forth in the accompanying notes to the Unaudited Pro Forma Condensed Consolidated Financial Information.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
     UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR
                        THE YEAR ENDED DECEMBER 31, 1999
                                 (000's omitted)

                                                                    Pro Forma      Pro Forma
                                      Wave           Indigo        Adjustments   Consolidated
                                      ----           ------        -----------   ------------
Net revenue                       $        188    $         32    $         --   $        220
Cost of Sales                               93              --              --             93
                                  ------------    ------------    ------------   ------------
Gross Margin                                95              32              --            127

Operating Expenses                      28,941           2,995     (1)(2)3,827         35,763
Other income (expense)                     794              (5)             --            789
                                  ------------    ------------    ------------   ------------
Net loss                               (28,052)         (2,968)         (3,827)       (34,847)
                                  ============    ============    ============   ============
Accrued dividends on
Preferred stock                             13              --              --             13

Net loss to common stockholders   $    (28,065)   $     (2,968)   $     (3,827)  $    (34,860)
                                  ============    ============    ============   ============
Weighted average common shares
outstanding during the period           38,365              --         374,889         38,741

Loss per common share             $      (0.73)   $         --    $         --   $      (0.90)
                                  ============    ============    ============   ============

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
     UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR
                       THE SIX MONTHS ENDED JUNE 30, 2000
                                 (000's omitted)

                                                                    Pro Forma       Pro Forma
                                       Wave          Indigo        Adjustments    Consolidated
                                       ----          ------        -----------    ------------
Net revenue                       $         77    $         40    $         --    $        117
Cost of Sales                               50              --              --              50
                                  ------------    ------------    ------------    ------------
Gross Margin                                27              40              --              67
Operating expenses                      20,088           1,231          (1)825          22,144
Other income (expense)                   2,612              (4)                          2,608
                                  ------------    ------------    ------------    ------------
Net loss to common stockholders   $    (17,449)   $     (1,195)   $       (825)   $    (19,469)
                                  ============    ============    ============    ============
Weighted average common shares
Outstanding during the period           45,893              --             375          46,268

Loss per common share             $      (0.38)   $         --    $         --    $      (0.42)
                                  ============    ============    ============    ============

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                               AS OF JUNE 30, 2000
                                 (000's omitted)

                                                                              Pro Forma         Pro Forma
    Assets                                       Wave          Indigo        Adjustments      Consolidated
                                                 ----          ------        -----------      ------------
Current Assets                               $    110,408   $         33     (3)    $(10)     $    110,431
Property and Equipment, net                         3,639            707     (3)     (40)            4,306
Goodwill & Other Intangibles, net                      --             --     (1)(3)4,579             4,579
Other Assets                                        3,882             --              --             3,882
                                             ------------   ------------    ------------      ------------
Total Assets                                 $    117,929   $        740    $      4,529      $    123,198
                                             ============   ============    ============      ============
    Liabilities and Stockholders Equity

Total Current Liabilities                           4,887          2,525     (3)  (2,315)            5,097
Non-Current Liabilities                                --            421     (3)    (421)               --
Total Stockholders' equity                        113,042         (2,206)    (3)   7,265           118,101
                                             ------------   ------------    ------------      ------------
Total liabilities and stockholders' equity   $    117,929   $        740    $      4,529      $    123,198
                                             ============   ============    ============      ============

Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information:

PRO FORMA ADJUSTMENTS

The following pro forma adjustments have been made to the selected unaudited condensed consolidated statements of operations for the year ended December 31, 1999 and the six months ended June 30, 2000, and the condensed consolidated statement of financial position as of June 30, 2000.

      (1) To record amortization expense for the acquisition of goodwill and other intangibles resulting from the allocation of the purchase price as noted below, using useful lives not exceeding three years, as if the acquisition of Indigo had been completed as of January 1, 1999.

      (2) To record in-process research and development expense based on a preliminary valuation and purchase price allocation.

      (3) To eliminate the equity, cash and liabilities of Indigo not acquired or assumed, and to record the issuance of 374,889 shares of Wave Class A common stock, at an issuance price of $19.30 per share, as if the acquisition of Indigo had occurred on June 30, 2000.

The purchase price was allocated on a preliminary basis. This preliminary allocation is still subject to review, and is subject to change. The pro forma adjustments included herein, were based on this preliminary allocation. A final allocation of purchase price will be determined during the final quarter of 2000, and changes, if any, will result in a change to the amount of goodwill and in process research and development recorded in connection with the acquisition.

The following is a summary of the allocation of the purchase price used for purposes of the pro forma presentations included herein (000's omitted):

Purchase consideration                                                $7,235,358
Direct Acquisition costs                                                 210,000
                                                                      ----------
Total Purchase Price                                                  $7,445,358
Less tangible and intangible assets acquired:
           Fair market value of tangible assets                          691,612
           In-Process R&D                                              2,176,000
                                                                      ----------
                                                                       4,578,746

Goodwill & other intangible assets:
Developed Technology                                                  $  779,000
Assembled Work force                                                     310,000
Contracts                                                                 77,300
Excess over identifiable assets                                        3,412,446
                                                                      ----------

Goodwill and other intangible assets                                  $4,578,746
                                                                      ==========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business............Wave Systems Corp. offers powerful, next-generation solutions for electronic commerce, making the process easier, versatile, and more secure for consumers as well as business-to-business applications. The Company is involved in the research, development, and market testing of the Wave System, which performs the buying transactions in a range of consumer electronic devices, including computers, personal digital assistants, and interactive televisions, for the use of electronic content and services in a secure, trusted environment. Electronic content and services refers to any data, graphic, software, video or audio sequence that can be digitally transmitted or stored, as well as access to services such as broadcast or telecommunications services. Examples include archived newspaper and magazine articles, on-line books, music selections, movie and video selections, clip-art, photographs and video games. Under our model, electronic content and service providers use the Wave System to allow consumers to purchase one-time, multiple or permanent use of their content or service, using a wide range of payment models including rental, pay-for-use, or outright purchase, much like a phone card or a pay-per-view cable system. We are also developing a secure e-commerce shopping network, which will offer consumers access to quality brands and retailers as well as special offers and savings. We believe that the Wave System can fundamentally change today's centralized e-commerce model by creating a de-centralized distribution and security system under which consumers will be able to make individual purchases of images, text, music or video, make use of software, or purchase traditional retail goods and services, from the consumer's computer or other interactive device. This means that content, goods and services can be consumed with more efficient and flexible pricing, broader distribution opportunities, greater protection against unauthorized usage and with better privacy protection of the consumer's sensitive information.

Our Market..............Our long-term strategy is to achieve broad market acceptance of the Wave System as a standard platform for the secure delivery of electronic content, goods and services and to build a network of services for this platform. The growth of e-commerce is creating consumer demand for a powerful merchandising interface at the point of purchase, whether in the office or at home. The business world is creating new customer and supplier value chains which require new approaches to the protection of information and content which flows over public, shared networks. Content providers seek a system that will allow consumers to pay royalties easily and quickly for usage while allowing both customized and broad, inexpensive distribution. Consumers in turn seek enhanced control of their individual privacy and secure storage of sensitive information. Our creation of the trusted client model allows important new approaches to addressing issues regarding the authentication of identities, the protection of content and services, and the distribution of electronic commerce transactions. These three capabilities are key to building a network of end-users and conducting e-commerce transactions.

Our Product.............The Wave System consists of an EMBedded Application
                        Security SYstem in consumer devices that provides a core hardware and software foundation for consumers to purchase electronic content and access services on a flexible purchase basis. The EMBASSY platform is a programmable, low cost "system within a system" that can perform independent transactions such as meter pay-per-use of electronic content, store sensitive information such as identities, credit information and account balances, and run secure applications for pay-per-use access to software. The EMBASSY platform is an open model based on security hardware originally designed for use with "smart cards" that can be integrated into personal computers and peripherals, interactive televisions or used as independent components. The WaveMeter application running in the EMBASSY platform allows e-commerce transactions to occur without the expense of a real-time network connection for every transaction. We have started production of a software version of the WaveMeter application that offers many of the features of the hardware version. The WaveMeter server enables electronic content owners to securely sell usage of their intellectual property from a Web site. This secure electronic content delivery service, offered through the WaveMeter server, does not require either the consumer or the publisher to install any additional hardware or software. The EMBASSY securely stores electronic funds and transaction information about the usage of electronic content to be transmitted securely to a WaveNet central transaction processing center periodically. The WaveNet application manages electronic codes for scrambling and unscrambling electronic content, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and provide user and usage data to electronic content owners. The Wave System is designed to be compatible with existing content delivery systems, such as CD-ROMs and the Internet. Using these Wave-enabled distribution systems, electronic content providers can distribute their products in a secure format and offer them for sale through the EMBASSY platform, which in turn allows consumers to purchase and access the electronic content when desired.

                        The iShopHere.com e-commerce shopping network provides consumers access to quality brands and retailers. By combining iShopHere.com's access to leading merchants with Wave's EMBASSY Trusted Client e-commerce technology, consumers will be able to complete transactions over the internet securely and reliably.

Our Partners............We are pursuing strategic relationships to build new ways of distributing electronic content and services with electronic content providers, network companies, and hardware manufacturers. We have attracted other companies to port their applications and services to the Wave System and its EMBASSY platform, which we believe will in turn increase the value of the system to other potential partners. Since 1998, we've established relationships with RSA Data Security, NEC Technologies, Pollex Technology, Hewlett-Packard's VerSecure division, Sun Microsystems, SMSC, ITE, IGST, Sarnoff Corp., Hauppauge Computer Systems, Compaq Computer, National Semiconductor, KiSS Nordic, Cyber-COMM, INTERVU, AMD, Hitachi, Lego Media, WavePhore and Biz Interactive Zone. We hope to expand the number of commitments from hardware manufacturers, including personal computer manufacturers, peripheral companies and other companies involved in e-commerce.

Recent Financings.......On March 7, 2000 the Company completed a $122 million private placement with institutional, strategic and accredited investors, which we feel will be sufficient to fund operations through the end of 2001. We may choose to raise additional capital from time to time, through equity or debt financings, in order to capitalize on business opportunities and market conditions. This would help to ensure the continued development of our technology, products and services. In January 1999, we issued a $2 million convertible promissory note, which was subsequently converted into Class A common stock in March 1999. We also completed a $23 million private placement with institutional, strategic and accredited investors in March 1999. We cannot, however, assure you that we can raise additional financing in the future. While we do not have any material commitments for capital expenditures at this time, in order to bring the Wave System to market, we do anticipate spending additional amounts on contracting for software development, licensing key technologies, and purchasing inventory items such as computer chips and boards. Such spending will vary based on our performance.

Growth..................We are focusing on our operational and marketing infrastructure, in order to evolve our internal production and fulfillment systems. We plan also to increase the resources available to WaveNet to adapt to changing market requirements, and expand it to handle more end users, to implement more sophisticated pricing methodologies and to add greater financial system flexibility.

R&D.....................We are a development stage company and have realized minimal operating revenues since our inception. At September 30, 2000, we had an accumulated deficit of approximately $126.9 million. We have made a substantial investment in research and development, of $6.0 million and $14.0 million for the quarter and year to date period ended September 30, 2000, and we expect that we will be required to continue to make substantial investments in our products and technology. For the years ended December 31, 1999, 1998, and 1997, we spent approximately $10.7 million, $6.2 million and $4.7 million, respectively, on research and development activities (which amounts include the value of stock issued). In addition, we licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997. From our inception in February 1988 through September 2000, we have spent approximately $47.4 million on research and development activities.

Nasdaq Listing..........We filed an application with the Nasdaq Stock Market on
                        January 29, 1999, seeking to list our common stock on the Nasdaq National Market. As of May 27, 1999 we were re-listed on the Nasdaq National Market.

Acquisitions............On August 31, 2000, the Company purchased substantially all of the assets of Indigo Networks, LLC (Indigo) and its e-commerce shopping network, iShopHere.com. The aggregate consideration paid by the Company to Indigo consisted of 374,889 shares of Class A Common Stock priced at $19.30 per share, for a total purchase price of $7,445,000, which includes $210,000 in transaction costs. The purchase price was based on the average closing price of the company's Class A common stock for the ten trading days immediately preceding the date of the purchase, in accordance with the purchase agreement. The consolidated financial statements include the operating results of iShopHere.com from the date of acquisition.

                        On July 28, 1999 the Company announced it had acquired all of the outstanding common and preferred shares of N*ABLE Technologies, a security solutions company, in exchange for 2,781,263 shares of the Company's Class A Common Stock. The transaction was accounted for under the pooling-of interest method of accounting and accordingly, all financial data presented herein for 1999 has been restated as if N*Able was acquired on January 1, 1999.

Subsequent Event........On October 10, 2000, Wave through its wholly-owned holding company Earthquest Limited entered into an agreement with GlobalWave and Redwave to subscribe for additional class B shares of GlobalWave. Under the terms of the agreement, Wave shall procure that Earthquest subscribes for 40,000 additional "B" shares of Globalwave at (pound)100 per share (approximately $142.80), the consideration for which will consist of (pound)1.5 million (approximately $2.14 million) in development costs incurred by Wave, (pound)1.4 million in cash ($2.0 million), and (pound)1.1 million (approximately $1.6 million) in future development services, for total consideration of (pound)4.0 million pounds sterling (approximately $5.7 million). In addition, Redwave has agreed to subscribe for an additional 60,000 Globalwave "A" shares, the consideration for which will consist of the conversion of debt and cash totaling (pound)6.0 million

                        (pound)5,966,615 in debt and (pound)33,385 in cash, approximately $8.6 million). The resulting ownership interest in the venture will remain 60% for Redwave and 40% for Wave. As a result of Wave's commitment to fund the joint venture, Wave has recorded a charge of $2,320,000 to recognize its equity in Globalwave's losses since their inception.

                        Also, in October, 2000, Wave and Redwave plc formed a joint venture holding company, Wave European Technologies plc, for their European interests, including their respective 40% and 60% stakes in Globalwave.

      We are incorporated in Delaware, and were known previously as Indata Corp. We changed our name to Wave Systems Corp. in January 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and our telephone number is (413) 243-1600.

Results of Operations

Three Months Ended September 30, 2000 and 1999

      Revenues for the three months ended September 30, 2000 were $81,793 as compared to $51,002 for the three months ended September 30, 1999. Revenues consisted primarily of internet services, license fees and hardware sales.

      Selling, general and administrative expenses for the three months ended September 30, 2000 were $7,260,914, as compared to $4,065,242 for the comparable period of 1999, an increase of 79%. This increase is primarily attributable to an increase in personnel, consultants and professional fees, trade shows, equipment and other related costs associated with the marketing of new applications and development of new markets for our technology, as well as expenses of WaveXpress and iShophere.com. Selling, general and administrative expenses for WaveXpress and iShopHere.com were $1,324,943 and $101,800, respectively for the three months ended September 30,2000

      Research and development expenses for the three months ended September 30, 2000 were $5,974,662, as compared to $2,967,458 for the comparable period of 1999, an increase of 101%. This increase is primarily attributable to an increase in headcount and consulting-related expenses, as well as the impact of the WaveXpress development work during the three months ended September 30, 2000. WaveXpress' research and development expenses were $1,998,502 for the quarter ended September 30, 2000. iShopHere.com's development expenses for the quarter-ended September 30, 2000 were $63,472.

      Interest income for the three months ended September 30, 2000 was $1,609,557, as compared to $190,606 for the comparable period of 1999. The increase in interest income is primarily attributable to an increase in interest-bearing assets, which were a direct result of the private placement of Class A Common Stock for an aggregate purchase price of approximately $122.0 million.

      One time in-process research and development and acquisition expenses for the three months ended September 30, 2000 were $2,176,000, related to the Indigo Networks, LLC acquisition. This compares to one time charges of $1,494,000 for the three months ended September 30, 1999, which were incurred as a result of the acquisition of N*able Technologies was accounted for as a pooling of interests.

      Our equity in losses on our investments in Globalwave were $2,320,000 for the three month period ended September 30, 2000. There was no loss realized on investments in joint ventures for the comparable period in 1999.

      Due to the reasons set forth above, our net loss to common stockholders for the three months ended September 30, 2000 was $16,182,892, as compared to $8,312,919 for the comparable period of 1999.

Nine months Ended September 30, 2000 and 1999

      For the nine months ended September 30, 2000 and September 30, 1999, we had revenues of $159,142 and $70,229 respectively, from a combination of hardware services, internet sales and license fees.

      Selling, general and administrative expense for the nine months ended September 30, 2000 were $19,280,496 as compared to $11,086,650 for the comparable period of 1999, an increase of 74%. This increase is primarily attributable to an increase in personnel, trade shows, equipment and other related costs associated with the marketing of new applications and the development of new markets for our technology, as well as selling, general and administrative expenses of WaveXpress

      Research and development expenses for the nine months ended September 30, 2000 were $14,043,367 as compared to $7,281,088 for the comparable period of 1999, an increase of 92%. This increase is attributable to an increase in headcount, consulting-related expenses and WaveXpress development work during the first nine months of 2000. WaveXpress' research and development expenses were $3,706,807 for the year to date period ended September 30, 2000.

      Interest income for the nine months ended September 30, 2000 was $3,679,312 as compared to $501,146 for the same period in 1999. The interest income in 2000 is due to the $122 million private placement, which occurred in March 2000. Interest expense for the nine months ended September 30, 1999 was $832,629, while no interest expense was incurred for the comparable period of 2000. The interest expense in 1999 was primarily attributable to non-cash expenses associated with the issuance of warrants as part of the 1999 bridge financing.

      In 1999, Concentric (now Nextlink) acquired ITG. In consideration for its 1,000,000 shares in ITG, the Company received approximately $2,162,457 in cash and 83,910 shares of Concentric. The cost basis of the ITG shares to the Company was approximately $1,620,000, for a gain of $542,457. During January of 2000, Concentric Network Corporation completed their acquisition of ITG. On May 10, 2000 Concentric was acquired by Nextlink Communications, Incorporated. As a result, the Company's holdings became 107,975 shares of Nextlink common stock, which had a market value of $3,799,370 based on that day's closing price of $35.1875 per share.

      Net losses realized on investments in our Globalwave joint venture were $2,320,000 for the nine month period ended September 30, 2000. There was no loss realized on investments in joint ventures for the comparable period in 1999.

      Due to the reasons set forth above, our net loss to common stockholders for the nine months ended September 30, 2000 was $33,631,821 as compared to $18,921,205 for the comparable period of 1999.

Liquidity and Capital Resources

      We have experienced net losses and negative cash flow from operations since our inception, and, as of September 30, 2000, had a $126,898,994 deficit accumulated during the development stage, and stockholders' equity of $105,360,364. We have financed our operations through September 30, 2000 principally through the issuance of Class A and B common stock, and various series' preferred stock, for total proceeds of approximately $228,460,000.

      At September 30, 2000, we had $93,981,883 in cash and cash equivalents. At December 31, 1999, we had $6,290,045 in cash and cash equivalents. We held marketable securities with a value of $3,799,370 and $2,860,500 at September 30, 2000 and December 31, 1999, respectively. The increase in cash and cash equivalents is primarily attributable to cash proceeds from a private placement during the first quarter of 2000. In March 2000, we issued 3,600,800 shares of our Class A Common stock for $114,977,416, net of expenses. The Company also received $2,162,457 of cash associated with its ownership of 1,000,000 ITG shares. Warrants were exercised during the period for proceeds of $1,334,245, and employee incentive stock options were exercised for proceeds of $4,535,563 during the period.

      As of December 31, 1999, the Company had net operating loss carryforwards for tax return purposes of approximately $80.1 million, which expire beginning in 2003 through 2020.

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

      At September 30, 2000, we had working capital of $92,117,990. We expect we may incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 2001, due to minimal revenues and increased sales and marketing expenses associated with market entry, and continued research and development costs. We anticipate that our existing capital resources will be adequate to satisfy our capital requirements through the end of 2001. Beyond 2001, in order to continue operations, we will need to raise additional funds through public or private financings. We have no current commitment to obtain additional funds, nor can we state the amount or source of such additional funds.

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

PART II - OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

      Exhibits

            27    Financial Data Schedule

      Reports on Form 8-K: The Company filed a current report on Form 8-K on September 15, 2000 (as subsequently amended on November 13, 2000), to report the acquisition of substantially all of the assets of Indigo Networks, LLC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000

                              WAVE SYSTEMS CORP.
                              (Registrant)


                              By:
                                  ----------------------------------------------
                              Name:  Steven Sprague
                              Title: President and CEO
                                     (Duly Authorized Officer of the Registrant)


                              By:
                                  ----------------------------------------------
                              Name:  Gerard T. Feeney
                              Title: Chief Financial Officer