Form 10-K
period 2000-12-31
WAVE SYSTEMS CORP
filed 2001-04-02
CIK 919013

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

   |X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

   |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of February 28, 2001 was $249,627,565 (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

      As of, February 28, 2001 there were 49,146,302 shares of the registrant's Class A Common Stock and 779,211 shares of the registrant's Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Stockholders' Meeting to be held on or about June 26, 2001 are incorporated by reference into Part III.

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

                                Table Of Contents

PART I.........................................................................1
   Item 1.  Business...........................................................1
   Item 2.  Properties........................................................11
   Item 3.  Legal Proceedings.................................................11
   Item 4.  Submission of Matters to a Vote of Security Holders...............11

PART II.......................................................................12
   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters...........................................................12
   Item 6.  Selected Financial Data...........................................14
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................15
   Item 7A.  Quantitative and Qualitative Disclosure about Market Risk........19
   Item 8.  Financial Statements and Supplementary Data.......................19
   Item 9.  Changes in and Disagreements with Accountant on Accounting and
            Financial Disclosure..............................................19

PART III......................................................................20
   Item 10.  Directors and Executive Officers of the Registrant...............20
   Item 11.  Executive Compensation...........................................20
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...20
   Item 13.  Certain Relationships and Related Transactions...................20

PART IV.......................................................................21
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.........................................................21

   EXHIBIT 23.1
      CONSENT OF INDEPENDENT AUDITORS.........................................40

                                     PART I

Item 1. BUSINESS

      Wave Systems Corp. ("Wave") offers powerful, next-generation solutions for electronic commerce, making the process easier, versatile, and more secure for consumers as well as business-to-business applications. We are involved in the research, development, and market testing of the Wave System, which performs buying transactions in a range of consumer electronic devices, including computers, personal digital assistants, and interactive televisions, for use of electronic content and services. Electronic content and services refer to any data, graphic, software, video or audio sequence that can be digitally transmitted or stored, as well as access to services such as broadcast or telecommunications. Examples include archived newspaper and magazine articles, on-line books, music selections, clip-art, photographs and video games. Under our model, electronic content and service providers use the Wave System to allow consumers to purchase one-time, multiple or permanent use of their content or service, using a wide range of payment models including rental, pay-for-use, or outright purchase, much like a phone card or a pay-per-view cable system. We are also developing a secure e-commerce shopping network, which will offer consumers access to quality brands and retailers as well as special savings. The Wave System changes today's centralized e-commerce model by creating a de-centralized distribution and security system under which consumers will be able to make individual purchases of images, text, music or video, or make use of software, or purchase retail goods and services, all executed and recorded in the consumer's computer or other interactive device. This means that content, goods and services can be consumed with more efficient and flexible pricing, broader distribution opportunities, greater protection against unauthorized usage, with better privacy protection of the consumer's sensitive information.

      The Wave System consists of EMBASSY or, EMBedded Application Security System in consumer devices that provides a core hardware and software foundation for consumers to purchase electronic content and access goods and services on a flexible purchase basis. The EMBASSY trusted client platform is a programmable, low cost "system within a system" that can perform independent transactions such as metered pay-per-use of electronic content, store sensitive information such as identities, credit information and account balances and run secure applications for pay-per-use access to software. The EMBASSY platform is an open model based on security hardware originally designed for use with "smart cards" that can be integrated into personal computers and peripherals, interactive televisions or used as independent components. The WaveMeter application running in the EMBASSY platform allows e-commerce transactions to occur without the expense of a real-time network connection for every transaction. This multi-party trusted client architecture is designed to simultaneously protect the interests of all parties in an e-commerce transaction.

      The EMBASSY securely stores electronic funds and transaction information about the usage of electronic content to be periodically transmitted securely to WaveNet, a central transaction processing system. WaveNet manages electronic codes for scrambling and unscrambling electronic content, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions and provides user and usage data to electronic content owners. The Wave System is designed to be compatible with existing content delivery systems, such as CD-ROMs and the Internet. Using these Wave-enabled distribution systems, electronic content providers can distribute their products in a secure format and offer them for sale through the EMBASSY platform, which in turn allows consumers to purchase and access the electronic content on an as-desired basis.

      In order to achieve broad market acceptance of the Wave System, we pursue strategic relationships with major computer manufacturers, technology suppliers and systems integrators; and promote the use of the EMBASSY platform to electronic content owners, particularly developers and distributors of entertainment, audio, broadcast and educational software. The EMBASSY platform can manage subscribers and usage of electronic content independent of the type of content or network on which it is delivered. This means that electronic content can be delivered on CD-ROM, high-speed wired and wireless broadcasting, and other forms of transmission.

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

      We have enhanced the Wave System to make it acceptable as an open industry standard for a broad range of security and e-commerce functions in end user-devices. We have been successful in attracting other companies to port their applications and services to the Wave System and our EMBASSY platform, which we believe will increase the value of the system to potential deployment partners. These strategic relationships have generated what we believe to be significant joint marketing benefits in our efforts to promote the Wave System to manufacturers of computers and electronic consumer goods and the electronic content industry.

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

      We are a development stage company and have realized minimal operating revenues since our inception. For the years ended December 31, 2000, 1999 and 1998 Wave incurred losses to common shareholders of $47,656,000, $28,066,000 and $17,445,000, respectively. At December 31, 2000 we had an accumulated deficit of approximately $140,923,000. There can be no assurance that we will ever be successful in achieving commercial acceptance of the Wave System.

The Wave System

      The Wave System is designed to create new revenue streams for owners of electronic content by improving upon existing distribution systems for electronic content. Using existing distribution systems such as CD-ROM and the Internet, electronic content owners distribute their products to customers in the encrypted Wave-enabled form so it can be offered for sale through the EMBASSY E-Commerce System. Customers are then able to purchase and access the electronic content on an as-desired basis. The Wave System allows electronic content owners to deliver their products to a larger market because the efficient and secure metering technology facilitates greater flexibility in content distribution and pricing. Such flexibility makes the Wave System particularly attractive to developers, distributors and consumers of entertainment and educational software. Currently, the two primary mechanisms of delivery of electronic content to the end user are the Internet and CD-ROM. The Wave System, however, will work with point-to-multi-point data broadcasting via satellite, broadcast TV, FM radio, floppy disc, DVD and cable modem and similar high-speed networking.

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

      The Wave System consists of the EMBASSY E-Commerce System, the WaveMeter application, a subsystem that records and communicates the usage of electronic content, and WaveNet, a central transaction processing network. The EMBASSY platform controls the simultaneous loading and execution of multiple applications, all on a secure basis. The WaveMeter controls and monitors the customer's access to encrypted electronic information and software. The Wave System is well suited to low-cost processing of very low priced, rental and rent-to-own electronic content transactions. With the WaveMeter, application transactions are executed within the electronic device itself, against a source of funds stored in the WaveMeter secure memory. The WaveMeter retains this pricing and licensing information, downloaded from WaveNet, for use in the execution of these transactions. Transactions are securely stored in the usage log of the WaveMeter for eventual uploading and reporting to WaveNet. The WaveMeters and WaveNet communicate using Wave's secure communications protocol.

      WaveNet consists of the WaveNet Transaction Processing System ("TXP") and the WaveNet Information Clearing House ("ICH"). TXP acts as the principal interface with EMBASSY. Every EMBASSY-equipped device contacts TXP on a periodic basis. During this secure communication, all stored event information, such as purchase logs, are uploaded to TXP, additional credit may be requested, pending events are delivered to the device, and a routine audit check is performed. There may be a number of TXP systems to distribute access around the globe. TXP routes all event logs to ICH where they are processed against Wave's royalty contracts. ICH calculates royalties due to each partner and handles the billing and reporting services, ensuring that all Wave partners are properly compensated. WaveNet is presently in operation.

      The Wave System is installed into the customer's computer or integrated into an attached peripheral device. It is based on a semiconductor device that uses secure certified integrated circuit technology to unscramble data and to store credit and usage data. At present, the WaveMeter, based on our own silicon chip, is packaged primarily within a USB device.

      We believe that the hardware version of the Wave System with EMBASSY is the most secure form of content licensing management and metering technology available today. The EMBASSY hardware and software contain a wide range of security features. Tampering results in the device automatically locking out users, and is readily detected. The codes used to unscramble data are loaded at the time we initialize the EMBASSY device, and are unique and specific to each device. Every piece of electronic content is protected using a unique code key. Services are controlled by secure applications running in the EMBASSY platform. We believe we have designed a security architecture where the value of breaking into an individual computer system to ascertain the code keys is low, since there are no common keys that allow the use of such code keys on other systems.

Markets and Business Strategy

      Our long-term strategy is to achieve broad market acceptance of the Wave System as a distributed trust platform for commerce performed in user devices. To achieve this goal, we pursue strategic relationships with hardware manufacturers, systems integrators and companies involved in the development of commerce in electronic content and services. In addition, since the Wave System is designed to permit greater flexibility in pricing and distribution of electronic content, it is particularly well-suited for merchandising consumer content, entertainment and educational software. Therefore, we are targeting this market segment as a means of rapidly achieving the broad installed base of the Wave System. We believe that once there is a broad installed base of the Wave System and EMBASSY, electronic content owners from other market segments are likely to be attracted to the Wave System. However, we cannot assure you that the Wave System will achieve any significant market acceptance.

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

      We have focused on promoting the acceptance of the Wave System by electronic content owners. The initial target market is entertainment and educational software developers and distributors. The Wave System has the capability to provide the home consumer with a new way of acquiring interactive content and can offer electronic content developers and distributors benefits similar to those provided by video rental in the film industry. We have invested heavily in developing relationships with entertainment and educational software providers. Today, we have over 100 titles functional for demonstration.

Competition

      We operate in a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial and technical resources. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share or product acceptance to our detriment. The Wave System competes with conventional information delivery systems, such as on-line services like AOL, subscription services on CD-ROM, and services on the Internet. However, its metering capability is competitive with other electronic content delivery systems in a number of applications as it is designed to provide advanced protection against unauthorized usage, accurate and detailed information on content usage, and transparent operation. Further, it can be competitive with existing distribution systems, including traditional retail outlets for entertainment and educational software, due to its ability to offer these innovative merchandising mechanisms.

      We are aware of other metering systems that compete directly with the Wave System, and other current and evolving technologies that provide some of the functionality of the Wave System. There are other companies that have developed or are in the process of developing technologies that are, or in the future may be, the basis for competitive products in the field of electronic content distribution and security. Some of those technologies may have an entirely different approach or means of accomplishing the desired effects of the products being developed by us. We can provide no assurance that either existing or new competitors will not develop products that are superior to or that otherwise achieve greater market acceptance than our products.

      The Wave System is subject to competition from producers of hardware-based controllers such as hardware-based key systems and software unlocking systems. We compete with well-established producers of hardware-based unlocking systems such as Rainbow Technologies, Inc. We also compete with developers of software unlocking systems such as Portland Software. We also provide basic security services that compete with companies such as QPass and PrivaSeek in providing electronic wallets and certain e-commerce capabilities. The Wave System differs from existing hardware-based and software unlocking systems in several ways. While these systems primarily operate as "on/off switches" to control the use of electronic content and services, they are limited in their ability to measure and record usage information. The Wave System is designed to offer protection of content from unauthorized usage, measure and record usage information, calculate royalties due to content publishers and handle billing and reporting functions. The system operates at low cost (because it does not require constant communication with and authorization from a centralized processor); is fast, convenient and essentially transparent to the end user. Both hardware controllers and software unlocking systems offer only part of the functionality of the Wave System. Our products are also designed to provide an advanced solution for the broadcasting and multicasting of data.

      Many large information industry players are forming alliances and attempting to capitalize on the information delivery options offered by the Internet. In electronic content delivery via the Internet, the Wave System competes with electronic commerce payment technologies developed and offered by IBM Micropayment Service, Broadvision, Connect, CyberCash, and Open Market. However, many of the electronic commerce payment technologies may be used as acceptable currency through the Wave System and may be complementary to, rather than competitive with, the Wave System.

      The Wave System has been designed to be compatible with currently available and developing distribution media in order to make it attractive to both distributors and consumers of electronic content. A consumer with an installed EMBASSY platform may be able to purchase Wave-enabled electronic content from sources on CD-ROM and/or the Internet, as well as from sources distributing electronic content via other developing media. In addition, with the incorporation of the rental and rent-to-own functionality, the Wave

System can offer greater merchandising flexibility than is possible using currently available electronic commerce solutions. We caution you, however, that the Wave System may never achieve the broad-based acceptance necessary to make it a viable competitor with existing and developing electronic commerce solutions.

International Market

      Our technologies are controlled under various United States export control laws and regulations and will require export licenses for certain exports outside of the United States and Canada. We have received full export license from the U.S. Department of Commerce for the sale and export of our single-key Data Encryption Standard (DES) products. We have also received an export license for our triple-key DES products under the provisions of a License Exception KMI, granted by the Bureau of Export Administration of the U.S. Department of Commerce. We can provide no assurance that we will have patent protection or that it will not infringe patents of other parties in foreign jurisdictions. Because electronic monitoring and the transmission of audited usage and financial information on end users or payment instructions may be subject to varying statutory or regulatory controls in foreign jurisdictions, the use of all portions of the Wave System may not be permitted in any particular foreign jurisdiction.

      Wave Systems formed a strategic alliance in 1998 with HP VerSecure in the development of the underlying architecture of the EMBASSY platform. HP VerSecure is designed to provide a security management framework for EMBASSY that controls security functions in the device. The primary function of the VerSecure system is to provide a management system that enables the EMBASSY hardware to have strong security features that can be selectively enabled or disabled in order to comply with the regulations of various countries. This capability is intended to allow computer manufacturers to build a single, consistent product, which can be shipped worldwide, regardless of local restrictions.

Proprietary Rights and Licenses and Intellectual Property

      Our success depends, in part, on our ability to enjoy or obtain protection for our products and technologies under United States and foreign patent laws, copyright laws and other intellectual property laws, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Any issued patent owned or licensed by us may not, however, afford adequate protection to us and may be challenged, invalidated, infringed upon or circumvented. Furthermore, you should understand that our activities may infringe upon patents owned by others.

      In addition, we may be required to obtain licenses to patents or other proprietary rights of other parties. Licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we are required to and do not obtain such licenses, we would be prevented from, or encounter delays in the development and marketing of, our products and technologies while we attempted to design around such patents or other rights. Such attempts may not be successful. Failure to obtain such licenses or to design around such patents or other rights would have a material adverse effect on us.

      We hold non-exclusive patent rights relating to the metered use of encrypted data in local memory under a limited license from Titan Corporation to a patent jointly held by Titan and a third party (the "Licensed Patent"). This license agreement restricts us from metering information produced and used solely by a government entity or producing products that meter this information. In addition, this license agreement is subject to the rights of the joint owners of this patent, who have the right to exploit, or to license this patent to third parties in a manner that may be competitive with us. The joint owners of this patent may compete with us or license this patent to a competitor of ours, or our business may exceed the scope of this license agreement. Pursuant to this license agreement, we are obligated to pay certain royalties to Titan. Pursuant to this license agreement, we have granted to Titan the exclusive right to use our patents for products distributed to government entities. On February 28, 1997 we and Titan executed an addendum to this license agreement whereby we received a sole license to this patent to develop and distribute products to the in-home consumer microcomputer market segment. Under this addendum to this license agreement, Titan waived any and all defaults by us under this license agreement occurring prior to February 28, 1997.

      We are aware of four United States patents (the "Third Party Patents") each having some claims that are similar to some of the claims in the Licensed Patent. Based upon information currently known to us, some of the claims of both the Licensed Patent and the Third Party Patents cover certain material aspects of our technology. Therefore, the commercialization of our technology would be subject to the rights of the holder of the Third Party Patents unless we are able to invalidate such claims or license such technology. Also, the holder of the Third Party Patents or a licensee of the Third Party Patents could seek to invalidate such claims of the Licensed Patent and therefore be able to commercialize a technology similar to our technology. In either case, in order to invalidate the other party's patent rights, the party claiming invalidity might need to prove that it invented the claimed subject matter prior to the other party. We cannot provide any assurance that we would be successful in invalidating such claims of the Third Party Patents or that the holder of the Third Party Patents or a licensee of the Third Party Patents would not be successful in invalidating the claims of the Licensed Patent. Furthermore, we cannot provide any assurance that the Third Party Patents could be proven to be invalid on any other basis. Any proceeding involving the validity of the Licensed Patent and the Third Party Patents would be protracted and costly. In any suit contesting the validity of a patent, the patent being contested would be entitled to a presumption of validity and the contesting party would be required to demonstrate invalidity of such patent by clear and convincing evidence.

      If the Third Party Patents are not invalid insofar as their claims relate to our technology, then we would require a license from the holder of the Third Party Patents to commercialize our technology and make, use, or sell products or practice methods, or license others to sell products or use methods, utilizing this technology in the United States. Due to the uncertainty as to whether the Third Party Patents could be proved to be invalid, we engaged in negotiations with the holder of the Third Party Patents to obtain a license under the Third Party Patents. As a result of these negotiations, Wave has entered into a license of limited rights to use the Third Party Patents in connection with certain uses. Wave did not obtain, however, a general license to use such patents in connection with activities not connected with the licensor.

      We have been issued eight United States patents relating to encryption and to our proprietary Embassy and WaveCommerce technology. We also have four patents pending before the United States Patent Office. In addition, we have filed foreign patent applications for six patents. Our patents are material to protecting some of our technology.

      Some of our patent rights derive from a license from Wave's Chairman ,Mr. Peter J. Sprague, of his rights in these patents, and several agreements with former officers regarding their rights in these patents. The license agreement with Mr. Sprague requires us to make royalty payments to him and Dr. John R. Michener, a former officer, in a total amount equal to two percent of gross revenues less certain adjustments. This royalty payment is apportioned 75 percent to Mr. Sprague and 25 percent to Dr. Michener. The payment of royalties is secured by a security interest in and to our patents. We believe that these agreements as a whole provide us with exclusive rights under our patents. We cannot assure you, however, that we will enjoy exclusive rights to these patents under such agreements.

      On January 26, 1996, we received notice from E-Data Corporation (formerly Interactive Gift Express, Inc.), claiming that the practice of our technology infringes U.S. and foreign patents owned by E-Data Corporation, and offering to license such patents to us. We are currently obtaining information needed to investigate the merits of this claim. We believe that there is a viable argument for non-infringement. The patents owned by E-Data Corporation are currently being litigated by third parties. We are not involved in these proceedings, nor are we aware of the current status of any litigation with respect to these patents.

      We rely on trade secrets and proprietary know-how, which we protect, in part, by confidentiality agreements with our employees and contract partners. However, we caution you that our confidentiality agreements may be breached and we may not have adequate remedies is such a breach occurs. Furthermore, we can provide no assurance that our trade secrets will not otherwise become known or be independently discovered by competitors.

      We also rely on copyright to prevent the unauthorized duplication of our software and hardware products. We have and will continue to protect our software and our copyright interest therein through agreements with our consultants. We can provide no assurance that copyright laws will adequately protect our technology.

      We have registered trademark and service mark registrations with the United States Patent and Trademark Office for the marks WaveMeter and WaveNet, EMBASSY, Great Stuff Network, Second Shift (the Wave juggler logo), WaveCommerce, Wave Interactive Network, WaveDirect, WINPublish, WINPurchase,CablePC, iShopHere and Face/Eye logo (iShopHere.com face logo). We have submitted trademark registrations for, EMBASSY System, Netpass, CharityWave and Trust @ the Edge. Wave intends to apply for additional name and logo marks in the United States and foreign jurisdictions as appropriate. No assurance can be given that federal registration of any of these trademarks in the United States will be granted. We have abandoned our prior applications for DataWave, InfoWave, and WaveTrac.

Research and Development

      The Wave System incorporates semiconductor, encryption/decryption, software transaction processing and other technologies in which we have made a substantial investment in research and development. We will likely be required to continue to make substantial investments in the design of the Wave System, including EMBASSY and the WaveCommerce services. For the years ended December 31, 2000, 1999, and 1998 we expended approximately $20.9 million, $10.7 million and $6.2 million, respectively, on research and development activities (such amounts include the value of stock issued). In addition to our ongoing research and development activities, in July 1997 we licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million. The success of the Wave System depends to a large extent on our ability to adapt the Wave System for use with various methods for the distribution of electronic content, the ability of the Wave technology to interface with various platform environments, and the ability of the Wave System to work in many application environments. Incorporation of Aladdin's Hasp technology furthered these efforts and illustrates the adaptive capabilities of the Wave System. A significant portion of our future research and development expenditures will be used to adapt the Wave System accordingly.

      We will also continue to expend a significant amount of resources on the development of new iterations of the EMBASSY and the WaveCommerce applications. By providing various means of linking the EMBASSY to the customer's computer or network, we will be more likely to achieve broad acceptance of the Wave System. We are currently developing other forms of EMBASSY to target other market needs.

      We are now focusing increased resources on developing our operational infrastructure. We are placing greater emphasis on developing internal production and fulfillment systems and marketing infrastructure to distribute the Wave System. We will also increase the resources available to WaveNet to adapt to changing market requirements. We plan to continue to expand WaveNet to handle more end users, to implement more sophisticated pricing methodologies and to add greater financial system flexibility.

Recent Developments

      In April 1999, we joined with Sarnoff Corporation to announce the formation of a new joint venture, WaveXpress. WaveXpress aims to provide secure data broadcast architecture, infrastructure and content services to broadcasters and content providers. WaveXpress is developing technology and services that will allow content providers to send electronic content to properly equipped PC's by utilizing unused bandwidth in the Digital Television (DTV) spectrum. Consumers will be able to purchase this electronic content directly through a secure network connection, thus enabling a significant new revenue stream for broadcasters. On October 15, 1999 Wave and Sarnoff signed a joint venture agreement which formally established WaveXpress. Under this agreement Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave, and its affiliates who purchased founders stock in April 1999, for a nominal amount, own the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague and Steven Sprague, the Chief Executive Officer and President of Wave, respectively, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group owns, in the aggregate, 7% of the outstanding capital stock of WaveXpress. In addition, Wave is currently funding WaveXpress through a series of convertible notes. These notes can be converted into equity at a predetermined conversion rate. Through

December 31, 2000, Wave has loaned WaveXpress approximately $16.8 million. Neither Sarnoff nor any of the other minority shareholders are obligated to provide any funding to the venture. For the years ended December 31, 2000 and 1999, the financial statements of WaveXpress have been consolidated with Wave's financial statements.

      We also announced, in April 1999, the first fee-free internet commerce service for digital content distribution ("MyPublish"). MyPublish will allow individuals and small businesses to harness the Internet to publish, promote, and sell various types of electronic content, such as newsletters, subscriptions, images, audio, video, and software. MyPublish is a complete, simple-to-use community commerce solution that can be easily integrated into any Web service.

      On July 27, 1999, we completed the acquisition of N*ABLE Technologies, Inc. ("N*ABLE"), a security solutions company that produces hardware-based security solutions for the protection of sensitive user data within network client systems, including a hardware-based security co-processor that manages the secure transfer of payment or sensitive personal information to and from desktop computers. We paid the shareholders of N*ABLE the aggregate consideration of 2,280,821 shares of Class A Common Stock (subject to certain post-closing adjustments through April 2000) for their shares. The closing price per share as of the closing date was $10.38. Founded in 1996, N*ABLE was located in Danvers, Massachusetts, with offices in Cupertino, California and Bouguenais, France. The transaction was accounted for under the pooling-of-interests method of accounting.

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

      In February 2000 we announced the demonstration of an EMBASSY V1.0 chip enabled Compaq smart card keyboard. Designed specifically to meet stringent European banking standards, this smart-card reader was developed by Compaq for Cyber-COMM(R), a consortium led by French banks whose mandate is to find technology solutions to solve online consumer security, trust and privacy issues. Cyber-COMM has licensed Wave's EMBASSY technology for the development of a European network of enhanced smart-card readers for conducting e-commerce.

      On March 7, 2000, we secured $122 million through the private placement of approximately 3.6 million shares of Class A Common Stock at $34.00 per share to institutional and accredited investors. Pacific Growth Equities, Inc. ("Pacific Growth") acted as sole placement agent for the private placement. Proceeds, net of expenses, including the commission paid to Pacific Growth, were approximately $114.9 million.

      Also in March 2000, we announced a comprehensive relationship to license and integrate InterTrust's digital rights management (DRM) technology into Wave's digital broadcast network infrastructure and EMBASSY Trusted Client hardware platform and services. This will allow content providers to protect and manage the distribution of music, published documents, videos, and other digital goods with flexible new delivery and business models.

      On March 27 2000, Advanced Micro Devices (AMD) and Wave announced an alliance to integrate new security functions for commercial and consumer computing by working jointly to incorporate Wave's Trusted Client architecture as a core component of PC motherboards and other platforms. The two companies began to work together to provide extended functionality based on an evolving standard for PC platform security being created by the Trusted Computing Platform Alliance (TCPA). Both AMD and Wave participate in the TCPA, which is an industry alliance focused on hardware and software specifications to enhance security and trust of the PC platform. New security functionality announced by the AMD/Wave alliance included new user privacy options, distributed e-commerce and transaction capability, and a programmable security hardware infrastructure. The two companies announced that after successfully integrating the security functions, AMD will include this new functionality into some commercial and consumer motherboard reference designs - AMD's "blueprint" for PC motherboards given to PC manufacturers. These AMD reference designs will include specifications on how and where Trusted Client technology can be integrated into PC motherboards in an effort to standardize and deploy Trusted Client technology as an open systems specification

      On April 18, 2000, Cyber-COMM certified EMBASSY as the preferred method of implementation of Cyber-COMM's specifications for Level 5 secure smart card readers. Cyber-COMM further announced it will promote EMBASSY as its preferred technical solution to third party hardware vendors wishing to develop Cyber-COMM secure devices for deployment in France and elsewhere.

      On June 27, 2000, we announced the expansion of our Global Wave Limited ("Global Wave") European Joint Venture with Redwave plc ("Redwave"). The new agreement increased Wave's equity in the venture, affirmed both parties' commitments to the business, and was supported by increased funding to speed deployment of the EMBASSY(TM) technology in European markets. Under the terms of the new agreement, Wave's share of the joint venture vehicle, known as GlobalWave Limited, increased from 25% to 40%.

      In July 2000, The New York Times Neediest Cases Fund and Wave announced an agreement which would facilitate online contributions from the public to The New York Times Neediest Cases Fund and The New York Times College Scholarship Program using CharityWave.com, a Wave Systems Web site. CharityWave.com will provide the Internet infrastructure to enable secure online donations to both funds at no cost, and credit card fees will be absorbed by Wave Systems Corp. CharityWave.com allows donations up to $500, all of which will be transferred to the funds.

      In August 2000, we announced Trust @ the Edge, a strategic new security architectural model for the Internet that creates multi-party trust in user devices. Trust @ the Edge specifies the integration of strong security in every user device, a major breakthrough in the challenge of creating trusted and private digital relationships while enabling reliable electronic exchange and commerce over the Internet. With support from a growing range of strategic industry partners in the semiconductor, PC, content, security and software industries the goal is to drive the adoption of the user based trust model for security in every user device.

      Also in August 2000, we announced the availability of Wave's EMBASSY Applet Developers Kit (ADK) paving the way for third party developers to independently create applications for unique Trust @ the Edge applications. For the first time the open and programmable functionality of EMBASSY, including resources such as non-volatile storage, unique ID's, flexible I/O, a real-time clock and cryptography accelerators became available to third party developers for enhancing the security of existing applications, as well as introducing a range of new services that are dependent on a Trusted Client.

      On August 22, 2000, National Semiconductor announced plans to develop a complete security co-processor for PCs that supported the Trusted Computing Platform Alliance ("TCPA") security specification that would include cryptographic technology licensed from Wave. The two companies had recently signed a full development agreement.

      Also on August 22, 2000, Compaq and Wave jointly announced that the two companies are working together to develop Trusted Client solutions for the PC industry. The two companies demonstrated a secure smart card keyboard that supports the evolving TCPA industry security specifications. The use of a keyboard as the TCPA-defined Trusted Platform Module (TPM) also demonstrates the viability of a separable trust module, enabling enhanced security and trust to be delivered to existing machines as well as new systems.

      On September 6, 2000, we announced the completion of the acquisition of substantially all of the assets of Nashville, TN-based Indigo Networks, LLC and its e-commerce shopping network, iShopHere.com, for 374,889 shares of Wave's Class A Common Stock. The aggregate purchase price totaled $7,445,000, based on the average closing price of Wave's Class A Common Stock for the ten trading days immediately preceding the date of the acquisition of $19.30 per share. By combining iShopHere.com's access to leading merchants with Wave's EMBASSY Trusted Client e-commerce technology, a new secure service offering can be made available that allows consumers to complete transactions over the Internet with advanced security, reliability and trust. Wave intends to leverage iShopHere.com as a key offering to affinity groups who form digital relationships using Wave's Trusted Client technologies. These could include charitable, volunteer, and fraternal groups, trade unions, schools or other associations. It is anticipated that once aggregated and securely linked through Wave's Trusted Client Technologies, these affinity groups could be extremely attractive to merchants seeking access to targeted customers. The revenue model for Wave is generally to receive a percentage of sales generated from an iShopHere link, or a cost per click fee for internet traffic to the merchants' sites from iShopHere.com.

      In October 2000, we announced the signing of a $10 million comprehensive development agreement with BIZ Interactive Zone ("BIZ") to integrate Wave's EMBASSY Trusted Client technology into the BIZ Secure Service Provider(TM) Suite to be deployed in 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. The agreement also calls for Wave to develop two applets that will be deployed in each BIZ SSP(TM) device shipped under the agreement. Under the terms of the agreement, Wave Systems will receive $10 million for technology and application development, and pre-paid royalties and fees for deployment of 5 million EMBASSY devices under the SSP brand and for deployment of 10 million secure services applets that will run on the SSP(TM)/EMBASSY co-branded devices. In a previous announcement in September the two companies formed a strategic partnership which included licensing and utilization of the full range of Wave's leading EMBASSY Trusted Client technologies, as well as Wave's services including the EMBASSY Trust Assurance Network, distributed transaction systems, and content protection applications using digital rights management.

      On November 13, 2000, we announced jointly with Advanced Micro Devices
(AMD) the demonstration of the first Wave/AMD Trusted Client PC solution. The AMD and Wave reference platform is designed to be compliant with the TCPA specifications. AMD and Wave's solution adds significant additional functionality including user privacy options, distributed e-commerce and transaction capability. The open, programmable security hardware infrastructure has been designed to provide PC OEMS a template for building cost optimized Trusted Client PCs.

      Also on November 13, 2000, we announced that Wave has agreed to deliver key enabling technologies and services in support of a ten year agreement announced by BIZ Interactive Zone and Electronic Data Systems (EDS) earlier in the day. The BIZ SSP solution suite of 15 primary products and services will be one of the core offerings of EDS' worldwide Information Assurance Group. Core technologies and services announced by EDS/BIZ that Wave has agreed to provide, as part of the strategic relationship referred to above, include the SSP EMBASSY Trusted Client, The SSP Applet Development Kit, SSP Smart Card Readers, SSP Metering, SSP Agent Addressed (XNS), and the SSP Broadcasting Kit.

      In December, the Canadian Imperial Bank of Commerce World Markets ("CIBC") and Wave announced an agreement to automate the production of CIBC World Markets USA Miracle Day, a children's charity event for the holiday season. On, December 6, CIBC World Markets institutional sales and trading staff, as well as account executives in the Private Client Division, joined their colleagues around the world in donating fees and commissions to children's charities. Wave used its CharityWave.com infrastructure to provide the following services: the automation of charity nominations using the Internet, charity applications, an electronic database, due diligence and screening of charity applicants, online processing of employee contributions and raffle, real-time customer relations management and administration of charity payments.

      On February 2, 2001, Wave entered into a stock purchase agreement (the "Agreement") with BIZ Interactive Zone, Inc. ("BIZ") to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ in exchange for 2,000,000 shares of Wave's Class A Common Stock. Wave's investment in BIZ represents approximately 17.8% of the outstanding capital stock of BIZ. Accordingly, Wave intends to account for this investment using the Cost Method of accounting, as the investment represents less than a 20% ownership interest. BIZ is a privately held company.

      In a related event, Litronic, Inc., ("Litronic"), a provider of authentication and encryption security technology signed a term sheet to merge with BIZ. Litronic trades on the NASDAQ National Stock Market. The transaction is to be structured as a reverse triangular merger whereby Litronic Stockholders will own approximately 47% and BIZ stockholders will own 53% of the combined company.

      As part of the Agreement, in the event of a merger with Litronic, Wave shall own 13.78% of the outstanding shares, on a fully diluted basis, of the combined company resulting from the proposed merger.

Employees

      As of December 31, 2000, we employed 217 full-time employees, 110 of whom were involved in sales, marketing and administration and 107 of whom were involved in research and development (Including 36 employed by WaveXpress, 18 of whom were in sales, marketing and administration and 18 of whom were involved in research and development.) As of December 31, 2000 we retained the services of 40 full-time consultants, 3 of whom were retained by WaveXpress. We believe our employee relations are satisfactory.

Item 2.  Properties

      Summarized below is a listing of properties leased by Wave. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

                            Monthly Base      Utility /Common
Facility         Sq. Ft.        Rent               Costs        Lease Expires
--------------- --------- ----------------- ------------------ --------------
Lee, MA          16,548       $ 12,189              - 0 -         Jul. 2002
Danvers, MA       3,510          4,826              350           Sep. 2002
New York, NY      4,500         12,000              - 0 -         May 2001
Nashville, TN     5,757          3,310              451           Oct. 2002
Princeton, NJ    21,673         43,346            2,312           Dec. 2002
Cupertino, CA    12,329         38,741            1,240           Oct. 2002
New York, NY     12,282         42,987            2,272           Apr. 2010
San Jose, CA      2,728          6,138              - 0 -         Dec. 2001

Item 3.  Legal Proceedings

      As of December 31, 2000 Wave was not involved in any material litigation, nor, to management's knowledge is any material litigation threatened against them or their properties other than routine litigation arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

      On June 26, 2000, the Company held its Annual Meeting of shareholders. At the Annual Meeting, the shareholders voted on the following matters:

      1. The election of seven directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified. The previous board was re-elected with the following results:

DIRECTOR                               FOR                      AGAINST
----------------------           -------------                -----------
Peter J. Sprague                   45,191,791                   165,145
John E. Bagalay, Jr.               45,191,691                   165,245
Philippe Bertin                    45,191,791                   165,145
George Gilder                      45,191,791                   165,145
John E. McConnaughy, Jr.           45,191,691                   165,245
Steven Sprague                     45,191,791                   165,145
Nolan Bushnell                     45,191,791                   165,145

      2. An amendment to the Company's 1994 Employee Stock Option Plan (the "Plan") to increase the number of shares of the Company's Class A Common Stock reserved for issuance under the Plan from 8,000,000 to 13,000,000. The proposal was adopted with the following results: 10,179,279 affirmative votes, 1,780,814 negative votes; 209,301 votes withheld; and 33,186,542 broker non-votes.

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

                                                 High              Low
                                                 ----              ---
Year Ended December 31, 1999
  First Quarter                                 $27.50            $3.72
  Second Quarter                                 26.19            13.375
  Third Quarter                                  20.00             8.00
  Fourth Quarter                                 16.88             9.00

Year Ending December 31, 2000
  First Quarter                                 $47.94           $11.50
  Second Quarter                                 32.44            13.00
  Third Quarter                                  24.06            15.06
  Fourth Quarter                                 16.00             4.50

      As of February 28, 2001, there were approximately 38,000 holders of our Class A common stock. As of such date, there were 30 holders of our Class B common stock.

      On February 28, 2001, the last sale price reported on the Nasdaq National Market for the Class A common stock was $5.00.

      We have never declared nor paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

      On August 31, 2000 Wave exchanged 374,889 shares of its Class A Common Stock, at a price of $19.30 per share for substantially all of the assets of Indigo Networks, LLC and its e-commerce shopping network, iShopHere.com. Additional costs to complete the transaction were $210,000. These Securities were registered on September 21, 2000.

      On March 7, 2000 Wave sold 3,600,800 shares of its Class A Common Stock, at a price of $34.00 per share, for an aggregate purchase price of $122,427,200. The shares were sold to a group of accredited investors pursuant to Regulation D promulgated under the Securities Act of 1933, as amended. Pacific Growth Equities, Inc. acted as sole placement agent for the private placement, receiving a commission of approximately $7.3 million, for their services. These shares were registered on March 24, 2000

      In January, 2000, Wave issued 275,000 shares of its class A Common Stock to one (1) accredited investor, for an aggregate purchase price of $1,100,000. These shares were issued upon the exercise of a warrant granted on January 26, 1999. The warrant to purchase 275,000 shares of the Company's Class A Common Stock at an exercise price of $4.00 per share, was exercisable until January 26, 2004. The warrant was issued as consideration for a $2,000,000 promissory note, bearing no interest, due January 26, 2002.

      On December 15, 1999 Wave sold 69,626 shares of its Class A Common Stock, at a price of $14.36 in exchange for a license of the Hewlett-Packard Company's VerSecure software technology. These securities were registered on December 23, 1999.

      On November 5, 1999, Internet Technology Group, Plc ("ITG") exercised the remainder of a warrant for 800,000 shares of Class A Common Stock. This was in conjunction with Wave who exercised a warrant in ITG for 1,000,000 shares. During the year ITG had previously exercised the initial portion of a warrant for 200,000 shares of Class A Common Stock.

      On March 30, 1999 Wave issued 181,818 shares of its Class A Common Stock, at a price of $11.00 per share, in satisfaction of the then outstanding principal amount of $2,000,000 on a note it had issued to Carriage Partners, LLC, pursuant to a conversion provision of the note.

      On March 23, 1999 Wave sold 2,090,954 shares of it Class A Common Stock, at a price of $11.00 per share, for an aggregate purchase price of $23,000,494. The shares were sold to a group of accredited investors pursuant to Regulation D promulgated under the Act. Pacific Growth Equities, Inc. acted as sole placement agent for the private placement.

      On March 31, 1999 Aladdin Knowledge Systems Ltd. ("Aladdin") exercised a portion of their warrant for 1,216,136 Class A Common Stock. During June of 1998, Aladdin also exercised a portion of the second warrant to purchase 1,000,000 shares of common stock.

      On March 6, 1998 Wave issued 150,000 shares of newly created Series G Convertible Preferred Stock, par value $.01 ("Series G Convertible Preferred Stock") at a price of $20 per share, for an aggregate purchase price of $3,000,000. The shares were sold to one (1) accredited investor pursuant to Regulation D promulgated under the Act. The Series G Convertible Preferred Stock is convertible into Class A Common Stock, par value $.01 ("Class A Common Stock") at an effective conversion price of the lower of (a) $1.12 and (b) 80% of the average of the five (5) lowest trading prices of the Class A Common Stock during (x) any day on which the Class A Common Stock is traded on The Nasdaq National Market or The Nasdaq SmallCap Market or principal national securities exchange or market on which the Class A Common Stock has been listed, or (y) if the Class A Common Stock is not listed on The Nasdaq National Market or The Nasdaq SmallCap Market or any stock exchange or market, any day on which the Class A Common Stock is traded in the over-the-counter market, as reported by the OTC Bulletin Board, or (z) if the Class A Common Stock is not quoted on the OTC Bulletin Board, any day on which the Class A Common Stock is quoted in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices) ("Trading Days"), as reported by Bloomberg Information Services, Inc. during the ten (10) Trading Days immediately preceding the Conversion Date, as defined in the Certificate of Designation of the Series G Convertible Preferred Stock. In addition to the Series G Convertible Preferred Stock, the Company also issued warrants to purchase a total of 225,000 shares of Class A Common Stock at an exercise price of $1.38 per share, exercisable until October 9, 2002. As of February 18, 1999, all of the shares of the Series G Convertible Preferred Stock have been converted into Class A Common Stock.

Item 6.       Selected Financial Data

                                                               Statement of Operations Data

                                                                   Year ended December 31
                                        ----------------------------------------------------------------------------
                                            2000            1999            1998            1997            1996
                                        ------------    ------------    ------------    ------------    ------------
Revenues, Net .......................   $    332,522    $    187,515    $     47,681    $     23,659    $      3,220
   Cost of Sales ....................         58,864          93,170          37,488          12,947           1,762
                                        ------------    ------------    ------------    ------------    ------------
   Gross Margin .....................        273,658          94,345          10,193          10,712           1,458
                                        ------------    ------------    ------------    ------------    ------------
Operating expenses:
   Selling, general and
      administrative ................     26,553,634      16,749,276      11,945,273       9,557,198       6,553,003
   Acquisition Costs ................             --       1,494,000              --              --              --
   Amortization of Goodwill .........        573,544              --              --         769,886              --
   Aladdin Technology License
      Expense .......................             --              --       3,889,000              --              --
   In- Process Research &
      Development ...................      2,176,000              --              --              --              --
   Research and development .........     20,866,055      10,697,971       6,247,105       4,715,334       3,751,871
                                        ------------    ------------    ------------    ------------    ------------
                                          50,169,233      28,941,247      18,192,378      18,931,418      10,304,874
                                        ------------    ------------    ------------    ------------    ------------
Other income (expense):
   ITG Technology License Fee .......             --       1,250,000       2,750,000       1,000,000              --
   License ITG Warrant Cost .........             --      (1,100,000)             --              --              --
   Equity in net losses of
      Globalwave ....................     (3,406,491)             --              --              --              --
Net interest and other income
   (expense) ........................      5,646,173        (455,669)        (53,842)        (91,929)        176,870
                                        ------------    ------------    ------------    ------------    ------------
Net loss ............................    (47,655,893)    (28,052,572)    (16,586,027)    (18,012,635)    (10,126,546)
Accrued dividends on preferred
   stock ............................             --          13,239         108,863         809,982         199,614
Assured incremental yield ...........             --              --         750,000       1,673,000         670,965
                                        ------------    ------------    ------------    ------------    ------------
Net loss to
   common stockholders ..............   $(47,655,893)   $(28,065,811)   $(17,444,890)   $(20,495,617)   $(10,997,125)
                                        ============    ============    ============    ============    ============
Weighted average number of common
   shares outstanding during the
   period ...........................     46,149,587      38,365,573      31,580,665      23,224,569      17,237,405
Loss per common share-basic and
   diluted ..........................   $      (1.03)   $       (.73)   $       (.55)   $       (.88)   $       (.64)
                                        ============    ============    ============    ============    ============
Cash dividends declared per
   common share .....................            -0-             -0-             -0-             -0-             -0-

                                                          Balance Sheet Data

                                                           As of December 31
                                 ---------------------------------------------------------------------
                                     2000          1999          1998           1997           1996
                                 -----------   -----------   -----------    -----------    -----------
Working capital
   (deficiency) ..............   $76,099,347   $ 4,870,443   $  (770,959)   $ 4,772,873    $ 3,197,519

Total assets .................    98,084,061    16,531,883     6,023,991      7,965,827      6,237,219

Long-term liabilities ........            --            --            --        522,124        465,500

Total Liabilities ............     7,870,009     6,823,643     5,289,634      1,949,886      1,402,663

Redeemable preferred
  stock ......................            --            --       493,201        471,601      3,275,596
                                 -----------   -----------   -----------    -----------    -----------
Total stockholders' equity
   (deficiency) ..............   $90,214,452   $ 9,708,240   $  (241,156)   $(5,151,700)   $ 1,558,960
                                 ===========   ===========   ===========    ===========    ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Wave is creating a new electronic commerce model for digital information and services based on client-side security, transactions and trust. Since our inception in February of 1988, we have devoted substantially all of our efforts and resources to research, feasibility studies, design, development, and market testing of a distributed trust system that enables client based transactions, including the metered usage of electronic content and services (the "Wave System"). Electronic content and services refers to any data, graphic software, video or audio sequence that can be digitally transmitted and/or stored. As our research and development activities matured, we were able to devote increased resources to the creation of content distribution services, market development and the application of the Wave System to end-user services. From inception through December 31, 2000, we have realized only minimal operating revenues, and do not anticipate significant revenues in the near future. There are numerous risks that could adversely affect our efforts to achieve profitability.

      In June 2000, the Company increased its ownership percentage of Global Wave Limited ("Global Wave"), from 25% to 40% through its wholly owned holding company Earthquest Limited ("Earthquest"). On October 10, 2000, Wave and Earthquest entered into an agreement with Global Wave and its Joint Venture partner Redwave, Plc. (formerly ITG) to subscribe for additional shares to maintain a 40% ownership interest in the venture. As consideration for the additional shares, Wave committed to invest approximately $5.7 million in cash and development services. Wave accounts for its investment in Globalwave using the equity method of accounting, and accordingly recognizes its share (40%) of Globalwave's results of operations in the accompanying consolidated statement of operations.

      On July 27, 1999, Wave completed the acquisition of N*ABLE Technologies, Inc., ("N*ABLE") a security solutions company that produces hardware-based security solutions for the protection of sensitive user data within network client systems, including a hardware-based security co-processor that manages the secure transfer of payment or sensitive personal information to and from desktop computers. Wave paid the shareholders of N*ABLE total consideration of 2,280,821 shares of our Class A common stock (subject to certain post closing adjustments). The closing price per share as of the closing date was $10.38. Founded in 1996, N*ABLE was located in Danvers, Massachusetts, with offices in Cupertino, California and Bouguenais, France. The transaction was accounted for under the pooling-of-interests method of accounting and the financial data in the Selected Financial Data table above and in the discussion below has been restated for all periods assuming the acquisition occurred on the first day of the first period presented.

      In April 1999, WaveXpress, a joint venture between Wave and Sarnoff Corporation was established. For technology licensed to WaveXpress, Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave and its affiliates who purchased, for a nominal amount, founders stock in April 1999 own the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague and Steven Sprague, the Chief Executive Officer and President of Wave, respectively, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group owns, in the aggregate, 7% of the outstanding capital stock of WaveXpress. Wave is also funding WaveXpress through a series of convertible notes and expects to continue to provide funding until an external round of funding can be attained. These notes can be converted into equity by the Company. Through December 31, 2000, Wave has loaned approximately $16.8 million in funds under these notes.

      The financial statements of WaveXpress have been consolidated with those of Wave for the years ended December 31, 2000 and 1999. As the joint venture minority partners, Sarnoff Corporation and the Wave affiliates, have not contributed any cash and are not required to fund the operations of the joint venture, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore, has reflected 100% of WaveXpress' operating results in these consolidated financial statements.

      The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in
Item 8.

Results of operations

Comparison of the years ended December 31, 2000 and 1999

      For the twelve months ended December 31, 2000 and December 31, 1999, revenues were $332,522 and $187,515 respectively. Revenue growth can be attributed to increased software and technology licensing agreements in 2000 as opposed to hardware security co-processor and associated software products from which most of the 1999 revenues were derived. The cost of sales for the twelve months ended December 31, 2000, was $58,864 compared with $93,170 for the same period in 1999. This was the result of higher margins on sales associated with licensing arrangements versus sales of hardware products.

      Research and development expenses for the twelve months ended December 31, 2000 were $20,866,055, as compared to $10,697,971 for the comparable period of 1999. This 95% increase in research and development expenses was primarily attributable to an increase in headcount and consultant costs associated with the design and development of our proprietary integrated circuit technology and software. Significant development initiatives undertaken during the year ended December 31, 2000 included major enhancements to Wavenet, the development of EMBASSY II, the development of the EMBASSY applet developers kit, the creation of the "Trust Assurance Network" and the development of core EMBASSY applets. In addition, WaveXpress experienced significant expenditures in developing its data broadcast system. WaveXpress' research and development expenses were $5,188,098 for the year ended December 31, 2000 versus $769,733 in for the year ended December 31, 1999, since its operations only began in October of 1999.

      Selling, general and administrative expenses for the twelve months ended December 31, 2000 were $26,553,634 as compared to $16,749,276 for the comparable period of 1999. The 58.5% increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, consultants and professional fees, trade shows, equipment and other related costs associated with the development and marketing of new applications and pursuing new markets for our technology. In addition, WaveXpress was in operation for the entire year ended December 31, 2000, as its operations began in October of 1999. WaveXpress incurred selling, general and administrative expenses of $4,992,285 in 2000, compared to $1,084,415 for 1999.

      In addition to the increases in research and development and selling, general and administrative expenses referred to above, Wave recognized an in-process R&D expense of $2,176,000 and goodwill amortization of $573,544 in the year ended December 31, 2000 associated with the acquisition of iShopHere.com. These expenses were not incurred for the year-ended December 31, 1999. Acquisition costs associated with pooling-of-interest acquisitions were $0 for the year-ended December 31, 2000, versus $1,494,000 for the year-ended December 31, 1999. For the reasons described above, total operating expenses for the year-ended December 31, 2000 were $50,169,234 compared with $28,941,247 for the year-ended December 31, 1999.

      While, the overall growth rate in operating expenses accelerated for the year ended December 31, 2000 to 73% from 59% in the prior corresponding period, the growth rate in operating expenses is expected to decrease significantly for the year ending December 31, 2001, as Wave has reached the stage in its development where significant increases in expenditures will not be required for it to reach its goals in terms of technology, product development, marketing initiatives and deployment.

      Net interest and other income/(expense) for the twelve months ended December 31, 2000 was $5,646,173 as compared to ($455,669) for the comparable period of 1999. This change resulted from increased interest income of $4,486,410, primarily attributable to an increase in interest-bearing assets. This was a direct result of the private placement of Class A Common Stock for an aggregate purchase price of $122,427,000; a gain of approximately $542,000 on the sale of marketable equity securities; and the elimination of $833,000 of interest expense resulting from the pay-off of all outstanding debt. In addition, Wave incurred other charges of $240,000 in 1999. No such charges were incurred in 2000.

      Equity in the net losses of Global Wave, an unconsolidated subsidiary accounted for under the equity method, was $3,406,491 for the year-ended December 31,2000. No losses associated with this subsidiary were recognized in 1999 or any prior years, as Wave had not funded nor had it committed to provide any funding prior to 2000.

      Wave did not realize any license fee income for the year ended December 31, 2000 versus the $1,250,000 that was recognized for the year ended December 31, 1999. The license fee for 1999 was the final portion of a $5 million fee paid by Internet Technology Group, Plc ("ITG") to Wave as part of a joint venture agreement under which ITG received the right to market the Wave technology in European and Middle Eastern markets. Additional development work has been committed, to support increased distribution efforts in 2001 at a cost of approximately $1.6 million.

      For the year ended December 31, 2000, WaveXpress incurred a net loss of approximately $11.2 million versus approximately $1.9 million for the year ended December 31, 1999. WaveXpress has not realized any revenues since inception. The expense components that make up their net losses for the years-ended December 31 2000 and 1999 are described above.

      Due to the reasons set forth above, the net loss for the twelve months ended December 31, 2000 was $47,655,894 as compared to $28,052,572 for the comparable period of 1999. The net loss for the twelve months ended December 31, 2000 to common stockholders was $47,655,894 as compared to $28,065,811 for the comparable period of 1999.

Comparison of the years ended December 31, 1999 and 1998

      For the twelve months ended December 31, 1999 and December 31, 1998, revenues were $187,515 and $47,681, respectively. Revenue growth was attributed to the increased sales of hardware security co-processor and associated software products. The cost of sales for the twelve months ended December 31, 1999, was $93,170 compared with $37,488 in 1998. This is a result of higher sales associated with hardware products.

      Research and development expenses for the twelve months ended December 31, 1999 were $10,697,971, as compared to $6,247,105 for the comparable period of 1998. This 71% increase in research and development expenses was primarily attributable to an increase in headcount and consultant costs associated with the design and development of our proprietary integrated circuit technology and software. Wave continued to aggressively staff and fund additional development initiatives, including WaveXpress, MyPublish and CharityWave.

      Selling, general and administrative expenses for the twelve months ended December 31, 1999 were $16,749,276, as compared to $11,945,273 for the comparable period of 1998. The 40% increase in selling, general and administrative expenses was primarily attributable to an increase in personnel, consultants and professional fees, trade shows, equipment and other related costs associated with the development and marketing of new applications and new markets for our technology. Acquisition costs related to the N*Able acquisition amounted to $1,494,000.Interest income for the twelve months ended December 31, 1999 was $617,306, as compared to $231,820 for the comparable period of 1998. The increase in interest income was primarily attributable to an increase in interest-bearing assets, which were a direct result of the private placement of Class A Common Stock for an aggregate purchase price of $23,000,494.

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

      License fee income for the year ended December 31, 1999 was $1,250,000, as compared with $2,750,000 for 1998. The license fees for both 1999 and 1998 were portions of a $5 million fee paid by ITG to Wave as part of a joint venture agreement under which ITG receives the right to market the Wave technology in European and Middle Eastern markets. Additional development work is expected to support increased distribution efforts.

      On June 9, 1999 the company and PC Free Inc., ("PC Free") a worldwide customer-based computer system provider signed an agreement to embed the company's EMBASSY E-commerce system in PC Free's computer systems. Part of the agreement required Wave to advance PC Free $240,000. As consideration for the advance, Wave was to receive from PC Free warrants to purchase the stock of PC Free. Wave subsequently determined that the initial investment had no value and it was written off during December 1999.

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

Acquired In-Process Research and Development

      During the year ended December 31, 2000, Wave recorded in-process research and development ("IPRD") charges of $2,176,000 related to the acquisition of Indigo Networks, LLC ("Indigo") and its e-commerce shopping network, iShopHere.com. The portion of the purchase price allocated to in-process research and development for this acquisition was approximately 29% of the total purchase price of $7,445,000. Wave's management was primarily responsible for estimating the fair value of purchased in-process research and development. At the acquisition date, Indigo was in the process of developing technology which would add functionality and features, and developing a new platform for its product. The IPRD had not yet reached technological feasibility, had no alternative uses, and may not have achieved commercial viability. At the acquisition date, management estimated that completion of the IPRD would be accomplished in November, 2000. The initial development effort had commenced in January, 2000. At the valuation date, the new technology had not reached a completed prototype stage, although some beta testing on portions of the technology had begun. At the valuation date, the IPRD was approximately 75% complete, based on costs incurred on the IPRD through the acquisition date versus the total costs estimated to complete the project. The IPRD was substantially completed with the time originally estimated. The IPRD projected was valued using an income approach. This approach took into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, merchant agreements working capital and fixed assets. The cash flows were then discounted to present value at an appropriate rate. The discount rate was determined by an analysis of the risks associated with each of the identified intangible assets. The resulting net cash flows to which the discount rate of 27% was applied were based on management's estimates of revenues, operating expenses and income taxes from such acquired in-process technology.

Liquidity and capital resources

      We have experienced net losses and negative cash flow from operations since our inception, and, as of December 31, 2000, had a deficit accumulated during the development stage of $140,923,067, and stockholders' equity of $90,214,452. We have financed our operations principally through the issuance of Class A and B Common Stock and various series of preferred stock, for total proceeds since inception of approximately $229,214,000

      At December 31, 2000, we had $80,703,890 in cash and cash equivalents. At December 31, 1999, we had $6,290,045 in cash and cash equivalents. We held $1,923,305 in marketable securities at December 31, 2000 due to the ITG Warrant exercise. Marketable securities at December 31, 1999 were $4,480,500. The increase in cash and cash equivalents was primarily attributable to cash proceeds from a private placement of 3,600,800 shares of our Class A Common Stock, for net proceeds of $114,977,416. We also received proceeds of $2,162,457 as a cash distribution upon the acquisition of ITG, of which we owned 1,000,000 shares. Warrants were exercised during the year for proceeds of $1,334,245, and employee incentive stock options were exercised for total proceeds of $4,971,182.

      Cash used during the period consisted of $39,234,315 to fund operations, $5,599,300 to acquire property, plant, equipment and intangible assets; and $4,142,000 was invested in Global Wave. Wave has a further commitment to invest an additional $1.6 million (approximately) in Global Wave by the end of 2001. While Wave does not have any firm commitments to purchase additional property and equipment, we fully expect to incur expenditures necessary to attain our deployment goals in 2001.

      WaveXpress, our majority-owned subsidiary and joint development venture with Sarnoff Corporation and other affiliates, has been funded entirely by Wave through a series of convertible promissory notes (the "Notes"). Through December 31, 2000. Wave has provided approximately $16.8 million in funds under these notes. Wave expects to continue funding WaveXpress through these and similar notes until it can secure a round of external funding, which is expected to occur during 2001. Presently, Wave has committed to funding WaveXpress up to an additional $4.7 million under the notes.

      As of December 31, 2000, we had available net operating loss carryforwards for Federal income tax purposes of approximately $104.9 million. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there has been such a cumulative change in ownership. However, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994.

      At December 31, 2000, we had working capital of $76,099,347. We expect we may incur substantial additional expenses resulting in significant losses at least through the period ending December 31, 2001, due to minimal revenues and increased sales and marketing expenses associated with initial market entry, and continued research and development costs.

      We anticipate that our existing capital resources will be adequate to satisfy our capital requirements through the end of 2001.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

      The exposure to market risk associated with interest rate-sensitive instruments is not material. Wave's investment portfolio consists primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited. In addition, we hold a minority equity investment in a publicly traded company, the value if which is subject to market price volatility.

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


Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

      Not Applicable.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Wave's Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in Wave's Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in Wave's Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

      The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Transactions" in Wave's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)  Financial Statements:

                                                                                                         Page(s)
                                                                                                         -------
Index to Consolidated Financial Statements F                                                               F-1

Independent Auditors' Report                                                                               F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                                               F-3

Consolidated Statements of Operations for each of the years
   ended December 31, 2000, 1999 and 1998 and
   for the period from February 12, 1988 (inception) through December 31, 2000                             F-4

Consolidated Statements of Stockholders' Equity (Deficiency) and Other Comprehensive
   Income for each of the years ended December 31, 2000, 1999 and 1998 and for the period
   from February 12, 1988 (inception) through December 31, 2000                                            F-5

Consolidated Statements of Cash Flows for each of the years ended December 31, 2000, 1999
   and 1998 and for the period from  February 12, 1988 (inception) through December 31, 2000               F-10

Notes to Consolidated Financial Statements                                                                 F-12

(a) (2)  Financial Statement Schedules:

         All schedules have been omitted since they are either not required or not applicable.

(a) (3)  Exhibits:

         Exhibit No.                     Description of Exhibit
       ---------------     -----------------------------------------------------
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

         Exhibit No.                     Description of Exhibit
       ---------------     -----------------------------------------------------
            4.6         -- Certificate of Designation of Series F Convertible
                           Preferred Stock of Wave Systems Corp. as filed with the Delaware Secretary of State on October 9, 1997
                           (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on
                           October 15, 1997, File No. 0-24752)

            4.7         -- Certificate of Designation of Series G Convertible
                           Preferred Stock of Wave Systems Corp. as filed with the Delaware Secretary of State on March 5,--1998 (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 19, 1998, File No. 0-24752)

            +10.1       -- Joint Technology Development Agreement, dated as
                           of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

            +10.2       -- License and Cross-License Agreement, dated as of
                           May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.3 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

            10.3        -- Amendment to License and Cross-License Agreement,
                           dated as of August 27, 1993, between The Titan Corporation and Wave Systems Corp. (incorporated by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

            10.4        -- Amended and Restated License Agreement, dated
                           February 14, 1994, by and among Wave Systems Corp., Peter J. Sprague and John R. Michener (incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

            +10.5       -- Wave Systems Corp. 1994 Stock Option Plan
                           (incorporated by reference to Exhibit 10.6 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

            +10.6       -- Wave Systems Corp. Non-Employee Directors Stock
                           Option Plan (incorporated by reference to Exhibit
                           10.7 of the Registrant's Registration Statement on Form S-1, File No. 33-75286)

         Exhibit No.                     Description of Exhibit
       ---------------     -----------------------------------------------------

            10.7        -- Addendum to License and Cross-License Agreement,
                           dated February 28, 1997, between The Titan
                           Corporation and Wave Systems Corp. (incorporated by reference to Exhibit 10.10 of the Registrant's Current Report on Form 10-K filed on March 24, 1997, file No. 0-24752)

            10.8        -- Convertible Promissory Note, dated January 26,
                           1999, between Carriage Partners, LLC and Wave Systems Corp.

            +10.9       -- Employment Contract, dated June 8, 1998, between
                           Gerard T. Feeney and Wave Systems Corp.

            +10.10      -- Employment Contract, dated November 10, 1998,
                           between Steven Sprague and Wave Systems Corp.

            10.11       -- Agreement and Plan of Merger, dated as of July 27,
                           1999, by and among Wave, Wave Acquisition
                           Corporation (a Delaware corporation and wholly-owned subsidiary of Wave) and N*Able Technologies, Incorporated (incorporated by reference to
                           Exhibit 99.1 of the Registrant's current report on Form 8-K filed on August 12, 1999. (File No. 0-24752)

            10.12       -- Asset Purchase Agreement dated August 13, 2000,
                           by and among Wave Systems Corp. and Indigo
                           Networks, L.L.C. (incorporated by reference to Exhibit 99.1 of the Registrant's current report on Form 8-K, filed on September 15, 2000 (File No. 0-24752)

            10.13       -- Agreement to subscribe for 40,000 shares of Global
                           Wave, Ltd, dated October 10, 2000, by and among Wave Systems Corp., Redwave, plc, Global Wave, Ltd., and Earthquest, Ltd. (a United Kingdom Company and wholly-owned subsidiary of Wave)

            23.1        -- Consent of Independent Auditors - KPMG LLP

-------------
+     Confidential treatment has been granted as to portions of this exhibit.
++    Management contract or compensatory plan.

(b)   Reports on Form 8-k

      There have been no reports on Form 8-K filed during the quarter-ended December 31, 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 21, 2001
                                         WAVE SYSTEMS CORP.

                                         By: /s/ Peter J. Sprague
                                             --------------------
                                         Name:  Peter J. Sprague
                                         Title: Chairman

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

         Signature                                      Title                                      Date
         ---------                                      -----                                      ----
  /s/ Peter J. Sprague
--------------------------------
Peter J. Sprague                                       Chairman                                 March 21, 2001

  /s/ Steven Sprague
--------------------------------
Steven Sprague                              President, Chief Executive Officer and              March 21, 2001
                                                       Director

  /s/ John E. Bagalay, Jr.
--------------------------------
John E. Bagalay, Jr.                                   Director                                 March 21, 2001

  /s/ Michael Seedman
--------------------------------
Michael Seedman                                        Director                                 March 21, 2001

  /s/ George Gilder
--------------------------------
George Gilder                                          Director                                 March 21, 2001

  /s/ John E. McConnaughy, Jr.
--------------------------------
John E. McConnaughy, Jr.                               Director                                 March 21, 2001

  /s/ Nolan Bushnell
--------------------------------
Nolan Bushnell                                         Director                                 March 21, 2001

  /s/ Gerard T. Feeney
--------------------------------
Gerard T. Feeney                            Senior Vice President, Finance                      March 21, 2001
                                            and Administration, Chief Financial
                                            Officer and Secretary (Principal
                                            Financial Officer and Duly Authorized
                                            Officer of the Registrant

                   Index to Consolidated Financial Statements

                                                                         Page(s)
                                                                         -------
Independent Auditors' Report                                               F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999               F-3

Consolidated Statements of Operations for each of the years ended
   December 31, 2000, 1999 and 1998 and for the period from February 12,
   1988 (inception) through December 31, 2000                              F-4

Consolidated Statements of Stockholders' Equity (Deficiency) and
   Other Comprehensive Income for each of the years ended
   December 31, 2000, 1999 and 1998 and for the period from
   February 12, 1988 (inception) through December 31, 2000                 F-5

Consolidated Statements of Cash Flows for each of the years ended
   December 31, 2000, 1999 and 1998 and for the period from
   February 12, 1988 (inception) through December 31, 2000                 F-10

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 and for the period from February 12, 1988 (date of inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                            KPMG LLP

Boston, Massachusetts
February 23, 2001

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                           Consolidated Balance Sheets
                           December 31, 2000 and 1999

                                                                                             2000             1999
                                                                                        -------------    -------------
Assets
Current assets:
   Cash and cash equivalents                                                            $  80,703,890    $   6,290,045
   Marketable securities                                                                    1,923,305        4,480,500
   Inventories                                                                                625,148          431,686
   Prepaid expenses and other receivables                                                     717,013          491,855
                                                                                        -------------    -------------

         Total current assets                                                              83,969,356       11,694,086

Investment in Global Wave                                                                     735,509               --
Property and equipment, net                                                                 5,201,869        2,680,874
Intangible assets, net                                                                      2,895,000        1,750,000
Goodwill and acquisition intangibles, net of accumulated amortization of $573,544           4,005,202               --
Other assets                                                                                1,277,525          406,923
                                                                                        -------------    -------------

Total Assets                                                                               98,084,461       16,531,883
                                                                                        =============    =============

         Liabilities and Stockholders' equity

Current liabilities:
   Accounts payable and accrued expenses                                                    7,870,009        6,823,643

         Total current liabilities                                                          7,870,009        6,823,643
                                                                                        -------------    -------------

   Common stock, $.01 par value.  Authorized 75,000,000 shares as Class A; issued
     and outstanding 47,051,197 in 2000 and 39,445,683 in 1999                                470,512          394,457
   Common stock, $.01 par value.  Authorized 13,000,000 shares as Class B; issued
     and outstanding 779,211 in 2000 and 2,050,507 in 1999                                      7,792           20,505
   Capital in excess of par value                                                         228,735,910       99,854,111
   Deficit accumulated during the development stage                                      (140,923,066)     (93,267,173)

   Other Comprehensive Income - unrealized gain on marketable securities                    1,923,304        2,860,500
   Less: Note receivable from stockholder, including accrued interest of $105,985
     in 1999                                                                                       --         (154,160)
                                                                                        -------------    -------------

         Total stockholders' equity                                                        90,214,452        9,708,240
                                                                                        -------------    -------------

Commitments and contingencies

Total Liabilities and Stockholders Equity                                               $  98,084,461    $  16,531,883
                                                                                        =============    =============

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                      Consolidated Statements of Operations

              Years ended December 31, 2000, 1999, 1998 and period
                   from February 12, 1988 (date of inception)
                            through December 31, 2000

                                                                                                                 Period from
                                                                                                              February 12, 1988
                                                                                                             (date of inception)
                                                                                                             through December 31,
                                                              2000             1999             1998                2000
                                                         -------------    -------------    -------------     --------------------
Revenues, net .....................................      $     332,522    $     187,515    $      47,681       $     594,597
   Cost of sales ..................................             58,864           93,170           37,488             204,231
                                                         -------------    -------------    -------------       -------------
Gross margin ......................................            273,658           94,345           10,193             390,366
                                                         -------------    -------------    -------------       -------------
Operating expenses:
   Selling, general and administrative ............         26,553,634       16,749,276       11,945,273          84,287,596
   Research and development .......................         20,866,055       10,697,971        6,247,105          54,261,925
   Acquisition Costs ..............................                 --        1,494,000               --           1,494,000
   Write-off of goodwill ..........................                 --               --               --             769,886
   Amortization of Goodwill .......................            573,544               --               --             573,544
   Aladdin license expense ........................                 --               --               --           3,889,000
   In Process research and
      development expense .........................          2,176,000               --               --           2,176,000
                                                         -------------    -------------    -------------       -------------
                                                            50,169,233       28,941,247       18,192,378         147,451,951
                                                         -------------    -------------    -------------       -------------
Other income (expense):
   Interest income ................................          5,103,716          617,306          231,820           7,025,294
   Interest expense ...............................                 --         (832,976)        (285,662)         (1,695,461)
   Equity in net losses of Global Wave ............         (3,406,491)              --               --          (3,406,491)
   Gain on sale of marketable securities ..........            542,457               --               --             542,457
   License fee ....................................                 --        1,250,000        2,750,000           5,000,000
   License warrant cost ...........................                 --               --       (1,100,000)         (1,100,000)
   Other (expense) ................................                 --         (240,000)              --            (227,280)
                                                         -------------    -------------    -------------       -------------
                                                             2,239,682          794,330        1,596,158           6,138,519
                                                         -------------    -------------    -------------       -------------
Net loss ..........................................        (47,655,893)     (28,052,572)     (16,586,027)       (140,923,066)

Accrued dividends on preferred stock (including
   accretion of assured incremental yield on
   preferred stock of $750,000 in 1998) ...........                 --           13,239          858,863           4,350,597
                                                         -------------    -------------    -------------       -------------
Net loss to common stockholders ...................      $ (47,655,893)   $ (28,065,811)   $ (17,444,890)      $(145,273,663)
                                                         =============    =============    =============       =============
Loss per common share - basic and diluted .........      $       (1.03)   $        (.73)   $        (.55)      $       (8.85)
                                                         =============    =============    =============       =============
Weighted average number of common shares
   outstanding during the period ..................         46,149,587       38,365,573       31,580,665          16,409,582
                                                         =============    =============    =============       =============

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)
                            And Comprehensive Income

                                                                   Class A                      Class B               Capital
                                                                common stock                 common stock           in excess of
                                                           Shares         Amount         Shares         Amount       par value
                                                        ------------   ------------   ------------   ------------   ------------
Shares issued to founders at $.003 per share                      --   $         --      4,680,000   $     46,800   $    (31,200)
Shares issued at $1.25 per share, net of expenses of
   $36,574 from September through November 1988                   --             --        300,000          3,000        335,426
Net loss for period ended December 31, 1988                       --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1988                                      --             --      4,980,000         49,800        304,226
Shares issued at $1.25 per share, net of expenses of
   $68,750, from January through December 1989                    --             --        270,000          2,700        266,050
Shares issued at $1.25 per share in July 1989 as
   compensation for services rendered                             --             --          1,920             19          2,381

Shares issued by principal stockholders at $1.25
   per share in December 1989 as compensation
   for services rendered                                          --             --             --             --        374,000
Net loss for year ended December 31, 1989                         --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1989                                      --             --      5,251,920         52,519        946,657

Shares issued by principal stockholder at $1.25
   per share in March 1990 as compensation for
   services rendered                                              --             --             --             --         56,250
Shares issued by principal stockholder at $.50 per
   share in March 1990 as compensation for
   services rendered                                              --             --             --             --         60,000
Shares issued at $1.67 per share in May 1990 as
   compensation for services rendered                             --             --          6,000             60         9,940
Shares issued at $1.67 per share, net of expenses of
   $5,000 in March, April, November and December 1990             --             --        390,000          3,900        641,100
Net loss for year ended December 31, 1990                         --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1990                                      --             --      5,647,920         56,479      1,713,947

Shares issued at $1.67 per share from March
   through November 1991                                          --             --        315,000          3,150        521,850
Shares issued at $1.67 per share in November
   1991 as compensation for services rendered                     --             --         19,800            198         32,802
Net loss for year ended December 31, 1991                         --             --             --             --             --
                                                        ------------   ------------   ------------   ------------   ------------

Balance at December 31, 1991 (carried forward)                    --             --      5,982,720         59,827      2,268,599

                                                             Deficit
                                                           accumulated                       Note
                                                           during the                     receivable
                                                           development       Deferred        from
                                                              stage        compensation   stockholder        Total
                                                           ------------    ------------   ------------    ------------
Shares issued to founders at $.003 per share               $         --    $         --   $         --    $     15,600
Shares issued at $1.25 per share, net of expenses of
   $36,574 from September through November 1988                      --              --             --         338,426
Net loss for period ended December 31, 1988                    (326,832)             --             --        (326,832)
                                                           ------------    ------------   ------------    ------------

Balance at December 31, 1988                                   (326,832)             --             --          27,194

Shares issued at $1.25 per share, net of expenses of
   $68,750, from January through December 1989                       --              --             --         268,750
Shares issued at $1.25 per share in July 1989 as
   compensation for services rendered                                --              --             --           2,400
Shares issued by principal stockholders at $1.25
   per share in December 1989 as compensation
   for services rendered                                             --              --             --         374,000
Net loss for year ended December 31, 1989                      (982,186)             --             --        (982,186)
                                                           ------------    ------------   ------------    ------------

Balance at December 31, 1989                                 (1,309,018)             --             --        (309,842)

Shares issued by principal stockholder at $1.25
   per share in March 1990 as compensation for
   services rendered                                                 --              --             --          56,250
Shares issued by principal stockholder at $.50 per
   share in March 1990 as compensation for
   services rendered                                                 --              --             --          60,000
Shares issued at $1.67 per share in May 1990 as
   compensation for services rendered                                --              --             --          10,000
Shares issued at $1.67 per share, net of expenses of
   $5,000 in March, April, November and December 1990                --              --             --         645,000
Net loss for year ended December 31, 1990                    (1,178,129)             --             --      (1,178,129)
                                                           ------------    ------------   ------------    ------------

Balance at December 31, 1990                                 (2,487,147)             --             --        (716,721)

Shares issued at $1.67 per share from March
   through November 1991                                             --              --             --         525,000
Shares issued at $1.67 per share in November
   1991 as compensation for services rendered                        --              --             --          33,000
Net loss for year ended December 31, 1991                    (1,009,368)             --             --      (1,009,368)
                                                           ------------    ------------   ------------    ------------

Balance at December 31, 1991 (carried forward)               (3,496,515)             --             --      (1,168,089)

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)
                      And Comprehensive Income- (Continued)



                                                                            Class A                       Class B
                                                                         common stock                  common stock
                                                                    Shares         Amount         Shares          Amount
                                                                 ------------   ------------   ------------    ------------
Balance at December 31, 1991 (brought forward)                             --             --      5,982,720          59,827

Shares issued at $1.67 per share from January through
  October 1992                                                             --             --        708,000           7,080
Shares issued at $1.67 per share in May 1992 in connection
   with License and Cross-License Agreement                                --             --        674,976           6,750
Shares issued at $1.67 per share in May 1992 as
   compensation for services rendered                                      --             --         18,000             180
Shares issued at $2.50 per share in May and November
   1992 as compensation for services rendered                              --             --        771,000           7,710
Shares issued at $2.50 per share, net of expenses
   of $7,500, in November and December 1992                                --             --        323,001           3,230
Shares issued by principal stockholder in
   December 1992 at $2.50 per share as
   compensation for services rendered                                      --             --             --              --
Shares canceled in October and December 1992                               --             --        (75,000)           (750)
Issuance of stock options at $.003 exercise price
   per share in June 1992                                                  --             --             --              --
Amortization of deferred compensation                                      --             --             --              --
Accrued dividends on preferred stock                                       --             --             --              --
Note receivable and accrued interest from stockholder                      --             --             --              --
Net loss for the year ended December 31, 1992                              --             --             --              --
                                                                 ------------   ------------   ------------    ------------
Balance at December 31, 1992                                               --             --      8,402,697          84,027

Shares issued at $1.67 per share in February 1993                          --             --         30,000             300
Shares issued at $3.50 per share, net of expenses of
   $82,427, from April through December 1993                               --             --        550,359           5,504
Shares issued at $3.50 per share from May to December
   1993 as compensation for services rendered, for the
   acquisition of property and equipment and as additional
   interest on borrowings                                                  --             --         73,319             733
Issuance of warrants to purchase Class B common stock
   from September to December 1993 in conjunction with
   the issuance of convertible debt                                        --             --             --              --
Amortization of deferred compensation                                      --             --             --              --
Accrued dividends on preferred stock                                       --             --             --              --
Note receivable and accrued interest from stockholder                      --             --             --              --
Net loss for year ended December 31, 1993                                  --             --             --              --
                                                                 ------------   ------------   ------------    ------------
Balance at December 31, 1993                                               --             --      9,056,375          90,564

                                                                                     Deficit
                                                                                   accumulated                        Note
                                                                     Capital       during the                      receivable
                                                                   in excess of    development       Deferred         from
                                                                    par value         stage        compensation    stockholder
                                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1991 (brought forward)                        2,268,599      (3,496,515)             --              --

Shares issued at $1.67 per share from January through
  October 1992                                                        1,172,920              --              --              --
Shares issued at $1.67 per share in May 1992 in connection
   with License and Cross-License Agreement                           1,118,210              --              --              --
Shares issued at $1.67 per share in May 1992 as
   compensation for services rendered                                    29,820              --              --              --
Shares issued at $2.50 per share in May and November
   1992 as compensation for services rendered                         1,919,790              --              --              --
Shares issued at $2.50 per share, net of expenses
   of $7,500, in November and December 1992                             796,773              --              --              --
Shares issued by principal stockholder in
   December 1992 at $2.50 per share as
   compensation for services rendered                                    75,000              --              --              --
Shares canceled in October and December 1992                                750              --              --              --
Issuance of stock options at $.003 exercise price
   per share in June 1992                                               798,400              --        (398,660)             --
Amortization of deferred compensation                                        --              --         155,455              --
Accrued dividends on preferred stock                                     (6,383)             --              --              --
Note receivable and accrued interest from stockholder                        --              --              --        (152,974)
Net loss for the year ended December 31, 1992                                --      (4,182,638)             --              --
                                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1992                                          8,173,879      (7,679,153)       (243,205)       (152,974)

Shares issued at $1.67 per share in February 1993                        49,800              --              --              --
Shares issued at $3.50 per share, net of expenses of
   $82,427, from April through December 1993                          1,838,294              --              --              --
Shares issued at $3.50 per share from May to December
   1993 as compensation for services rendered, for the
   acquisition of property and equipment and as additional
   interest on borrowings                                               255,884              --              --              --
Issuance of warrants to purchase Class B common stock
   from September to December 1993 in conjunction with
   the issuance of convertible debt                                      72,893              --              --              --
Amortization of deferred compensation                                        --              --         243,205              --
Accrued dividends on preferred stock                                    (38,467)             --              --              --
Note receivable and accrued interest from stockholder                        --              --              --         (39,783)
Net loss for year ended December 31, 1993                                    --      (3,959,334)             --              --
                                                                   ------------    ------------    ------------    ------------
Balance at December 31, 1993                                         10,352,283     (11,638,487)             --        (192,757)


                                                                     Total
                                                                  ------------
Balance at December 31, 1991 (brought forward)                      (1,168,089)

Shares issued at $1.67 per share from January through
  October 1992                                                       1,180,000
Shares issued at $1.67 per share in May 1992 in connection
   with License and Cross-License Agreement                          1,124,960
Shares issued at $1.67 per share in May 1992 as
   compensation for services rendered                                   30,000
Shares issued at $2.50 per share in May and November
   1992 as compensation for services rendered                        1,927,500
Shares issued at $2.50 per share, net of expenses
   of $7,500, in November and December 1992                            800,003
Shares issued by principal stockholder in
   December 1992 at $2.50 per share as
   compensation for services rendered                                   75,000
Shares canceled in October and December 1992                                --
Issuance of stock options at $.003 exercise price
   per share in June 1992                                              399,740
Amortization of deferred compensation                                  155,455
Accrued dividends on preferred stock                                    (6,383)
Note receivable and accrued interest from stockholder                 (152,974)
Net loss for the year ended December 31, 1992                       (4,182,638)
                                                                  ------------
Balance at December 31, 1992                                           182,574

Shares issued at $1.67 per share in February 1993                       50,100
Shares issued at $3.50 per share, net of expenses of
   $82,427, from April through December 1993                         1,843,798
Shares issued at $3.50 per share from May to December
   1993 as compensation for services rendered, for the
   acquisition of property and equipment and as additional
   interest on borrowings                                              256,617
Issuance of warrants to purchase Class B common stock
   from September to December 1993 in conjunction with
   the issuance of convertible debt                                     72,893
Amortization of deferred compensation                                  243,205
Accrued dividends on preferred stock                                   (38,467)
Note receivable and accrued interest from stockholder                  (39,783)
Net loss for year ended December 31, 1993                           (3,959,334)
                                                                  ------------
Balance at December 31, 1993                                        (1,388,397)

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)
                      And Comprehensive Income- (Continued)



                                                                              Class A                        Class B
                                                                           common stock                   common stock
                                                                      Shares          Amount         Shares          Amount
                                                                   ------------    ------------   ------------    ------------
Balance at December 31, 1993                                                  --             --      9,056,375          90,564

Shares issued at $3.50 per share in January and
   February 1994                                                              --             --         95,715             957
Shares issued at $3.50 per share in February 1994
   as additional interest on borrowings                                       --             --          5,700              57
Issuance of warrants to purchase Class B common stock in
   January and February 1994 in conjunction with
   the issuance of convertible debt                                           --             --             --              --
Accrued dividends on preferred stock                                          --             --             --              --
Accrual of interest on note receivable from stockholder                       --             --             --              --
Sale of warrants to underwriter in September 1994                             --             --             --              --
   Conversion of notes payable                                                --             --        599,507           5,995
Shares issued at $5.00 per share in initial public offering
   in September 1994, net of expenses of $2,929,835                    3,728,200         37,282             --              --
Net loss for year ended December 31, 1994                                     --             --             --              --
                                                                   ------------    ------------   ------------    ------------

Balance at December 31, 1994                                           3,728,200         37,282      9,757,297          97,573

Shares issued at prices ranging from $1.00 per share to
   $3.13 per share as compensation for services rendered                  31,559            315             --              --
Exercise of options to purchase Class B stock                                 --             --        681,700           6,817
Accrued dividends on preferred stock                                          --             --             --              --
Accrual of interest on note receivable from stockholder                       --             --             --              --
Exchange of Class B stock for Class A stock                            2,855,859         28,559     (2,855,859)        (28,559)
Net loss for the year ended December 31, 1995                                 --             --             --              --
                                                                   ------------    ------------   ------------    ------------

Balance at December 31, 1995                                           6,615,618         66,156      7,583,138          75,831

Exercise of options to purchase Class A stock                            214,091          2,141             --              --
Shares issued at prices ranging from $2.06 per share to
   $3.44 per share as compensation for services rendered                  42,077            421             --              --
Issuance of unregistered Class B common stock to acquire
   Wave Interactive Network valued at approximately
   $.98 per share                                                             --             --        375,000           3,750
Issuance of warrants to purchase unregistered shares of
   Class A common stock in conjunction with the issuance
   of convertible debt and preferred stock                                    --             --             --              --
Conversion of Class B Preferred Stock                                  2,960,303         29,603             --              --
Accrual of interest on note receivable                                        --             --             --              --
Accrued dividends on preferred stock                                          --             --             --              --
Exchange of Class B stock for Class A stock                            1,749,997         17,500     (1,749,997)        (17,500)
N*ABLE  APIC in connection with the issuance of
     Class A common stock due to merger                                  873,317          8,733             --              --
Net loss for the year ended December 31, 1996                                 --             --             --              --
                                                                    ------------   ------------   ------------    ------------

Balance at December 31, 1996                                          12,455,403        124,554      6,208,141          62,081
                                                                    ------------   ------------   ------------    ------------

                                                                                        Deficit
                                                                                      accumulated                       Note
                                                                        Capital       during the                     receivable
                                                                      in excess of    development       Deferred        from
                                                                       par value         stage        compensation   stockholder
                                                                      ------------    ------------    ------------   ------------
Balance at December 31, 1993                                            10,352,283     (11,638,487)             --       (192,757)

Shares issued at $3.50 per share in January and
   February 1994                                                           334,046              --              --             --
Shares issued at $3.50 per share in February 1994
   as additional interest on borrowings                                     19,893              --              --             --
Issuance of warrants to purchase Class B common stock in
   January and February 1994 in conjunction with
   the issuance of convertible debt                                        115,234              --              --             --
Accrued dividends on preferred stock                                       (39,484)             --              --             --
Accrual of interest on note receivable from stockholder                         --              --              --        (17,315)
Sale of warrants to underwriter in September 1994                                4              --              --             --
   Conversion of notes payable                                           2,079,131              --              --             --
Shares issued at $5.00 per share in initial public offering
   in September 1994, net of expenses of $2,929,835                     15,673,883              --              --             --
Net loss for year ended December 31, 1994                                       --      (4,271,501)             --             --
                                                                      ------------    ------------    ------------   ------------

Balance at December 31, 1994                                            28,534,990     (15,909,988)             --       (210,072)

Shares issued at prices ranging from $1.00 per share to
   $3.13 per share as compensation for services rendered                    57,184              --              --             --
Exercise of options to purchase Class B stock                              429,413              --              --             --
Accrued dividends on preferred stock                                       (40,600)             --              --             --
Accrual of interest on note receivable from stockholder                         --              --              --        (17,318)
Exchange of Class B stock for Class A stock                                     --              --              --             --
Net loss for the year ended December 31, 1995                                   --      (6,832,866)             --             --
                                                                      ------------    ------------    ------------   ------------

Balance at December 31, 1995                                            28,980,987     (22,742,854)             --       (227,390)

Exercise of options to purchase Class A stock                              420,366              --              --             --
Shares issued at prices ranging from $2.06 per share to
   $3.44 per share as compensation for services rendered                   123,029              --              --             --
Issuance of unregistered Class B common stock to acquire
   Wave Interactive Network valued at approximately
   $.98 per share                                                          364,688              --              --             --
Issuance of warrants to purchase unregistered shares of
   Class A common stock in conjunction with the issuance
   of convertible debt and preferred stock                                 283,455              --              --             --
Conversion of Class B Preferred Stock                                    3,078,921              --              --             --
Accrual of interest on note receivable                                          --              --              --        (17,315)
Accrued dividends on preferred stock                                      (199,014)             --              --             --
Exchange of Class B stock for Class A stock                                     --              --              --             --
N*ABLE  APIC in connection with the issuance of
     Class A common stock due to merger                                  1,296,241              --              --             --
Net loss for the year ended December 31, 1996                                   --     (10,126,546)             --             --
                                                                      ------------    ------------    ------------   ------------

Balance at December 31, 1996                                            34,348,673     (32,869,400)             --       (244,705)
                                                                      ------------    ------------    ------------   ------------

                                                                      Total
                                                                   ------------
Balance at December 31, 1993                                         (1,388,397)

Shares issued at $3.50 per share in January and
   February 1994                                                        335,003
Shares issued at $3.50 per share in February 1994
   as additional interest on borrowings                                  19,950
Issuance of warrants to purchase Class B common stock in
   January and February 1994 in conjunction with
   the issuance of convertible debt                                     115,234
Accrued dividends on preferred stock                                    (39,484)
Accrual of interest on note receivable from stockholder                 (17,315)
Sale of warrants to underwriter in September 1994                             4
   Conversion of notes payable                                        2,085,126
Shares issued at $5.00 per share in initial public offering
   in September 1994, net of expenses of $2,929,835                  15,711,165
Net loss for year ended December 31, 1994                            (4,271,501)
                                                                   ------------

Balance at December 31, 1994                                         12,549,785

Shares issued at prices ranging from $1.00 per share to
   $3.13 per share as compensation for services rendered                 57,499
Exercise of options to purchase Class B stock                           436,230
Accrued dividends on preferred stock                                    (40,600)
Accrual of interest on note receivable from stockholder                 (17,318)
Exchange of Class B stock for Class A stock                                  --
Net loss for the year ended December 31, 1995                        (6,832,866)
                                                                   ------------

Balance at December 31, 1995                                          6,152,730

Exercise of options to purchase Class A stock                           422,507
Shares issued at prices ranging from $2.06 per share to
   $3.44 per share as compensation for services rendered                123,450
Issuance of unregistered Class B common stock to acquire
   Wave Interactive Network valued at approximately
   $.98 per share                                                       368,438
Issuance of warrants to purchase unregistered shares of
   Class A common stock in conjunction with the issuance
   of convertible debt and preferred stock                              283,455
Conversion of Class B Preferred Stock                                 3,108,524
Accrual of interest on note receivable                                  (17,315)
Accrued dividends on preferred stock                                   (199,014)
Exchange of Class B stock for Class A stock                                  --
N*ABLE  APIC in connection with the issuance of
     Class A common stock due to merger                               1,304,974
Net loss for the year ended December 31, 1996                       (10,126,546)
                                                                   ------------

Balance at December 31, 1996                                          1,421,203
                                                                   ------------

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)
                      And Comprehensive Income- (Continued)



                                                                             Class A                        Class B
                                                                           common stock                  common stock
                                                                      Shares         Amount         Shares          Amount
                                                                   ------------   ------------   ------------    ------------
Balance at December 31, 1996                                         12,455,403        124,554      6,208,141          62,081

Exercise of options to purchase Class A and B common stock               70,326            703         10,330             104
Shares issued at prices ranging from $1.00 per share
   to $3.00 per share as compensation for services
   rendered                                                             126,885          1,269             --              --
Conversion of preferred stock into common stock                       7,998,860         79,989             --              --
Issuance of Class A common stock and warrants to
   purchase Class A common stock to Aladdin                             500,000          5,000             --              --
Issuance of Class A common stock and warrants to
   purchase Class A common stock                                        799,964          8,000             --              --
Reduction in note receivable                                                 --             --             --              --
Accrual of interest on note receivable                                       --             --             --              --
Issuance of warrants to purchase Class A common stock
   in conjunction with the issuance of preferred stock                       --             --             --              --
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                              --             --             --              --
Assured incremental yield on issuance of Series F
   convertible preferred stock and debt                                      --             --             --              --
N*ABLE  APIC in connection with the issuance of
   Class A common stock due to merger                                 1,404,723         14,047             --              --
Net loss                                                                     --             --             --              --
Exchange of Class B stock for Class A stock                           1,796,518         17,965     (1,796,518)        (17,965)
                                                                     ----------   ------------      ---------    ------------

Balance at December 31, 1997                                         25,152,679   $    251,527      4,421,953    $     44,220

Exercise of options to purchase Class A common stock                     77,558            775        151,180              --
Options issued to employees below fair market-value                          --             --             --              --
Exercise of warrants to purchase Class A common stock                 1,652,770         16,528             --              --
Warrants to purchase Class A common stock
   to be issued as part of technology licensing
   agreement and issued to consultants for services                          --             --             --              --
Shares issued at prices ranging from $1.00 per share
   to $5.00 per share as compensation for services
   rendered                                                             121,400          1,214             --              --
Reduction in note receivable                                                 --             --             --              --
Issuance of Series G Convertible Preferred stock and
   Common stock warrants, net of issuance costs of $222,500                  --             --             --              --
Assured incremental yield on issuance of Series G
   convertible preferred stock and debt                                      --             --             --              --
Accrual of interest on note receivable                                       --             --             --              --
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                              --             --             --              --
Conversion of Series G Preferred Stock                                2,394,494         23,945             --              --
N*ABLE's APIC in connection with the issuance of
   Class A common stock due to the merger                                 2,781             28             --              --
Net loss                                                                     --             --             --              --
Adjustment for net loss of N*ABLE for the  1st six
   months ended June 30,of 1998                                              --             --             --              --
Exchange of Class B stock for Class A stock                           1,281,288         12,813     (1,281,288)        (12,813)
                                                                     ----------   ------------      ---------    ------------

Balance at December 31, 1998                                         30,682,970   $    306,830      3,140,665    $     31,407
                                                                     ----------   ------------      ---------    ------------

                                                                                        Deficit
                                                                                      Accumulated       Series G         Note
                                                                         Capital       during the      Convertible    receivable
                                                                      in excess of    development       Preferred        from
                                                                        par value        stage           Stock        stockholder
                                                                      ------------    ------------    ------------    ------------
Balance at December 31, 1996                                            34,348,673     (32,869,400)             --        (244,705)

Exercise of options to purchase Class A and B common stock                 139,081              --              --              --
Shares issued at prices ranging from $1.00 per share
   to $3.00 per share as compensation for services
   rendered                                                                304,227              --              --              --
Conversion of preferred stock into common stock                          6,703,028              --              --              --
Issuance of Class A common stock and warrants to
   purchase Class A common stock to Aladdin                              3,834,000              --              --              --
Issuance of Class A common stock and warrants to
   purchase Class A common stock                                           792,000              --              --              --
Reduction in note receivable                                                    --              --              --          50,000
Accrual of interest on note receivable                                          --              --              --         (17,319)
Issuance of warrants to purchase Class A common stock
   in conjunction with the issuance of preferred stock                     386,462              --              --              --
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                         (1,372,984)             --              --              --
Assured incremental yield on issuance of Series F
   convertible preferred stock and debt                                    682,000              --              --              --
N*ABLE  APIC in connection with the issuance of
   Class A common stock due to merger                                   10,128,492              --              --              --
Net loss                                                                        --     (18,012,635)             --              --
Exchange of Class B stock for Class A stock                                     --              --              --              --
                                                                      ------------    ------------    ------------    ------------

Balance at December 31, 1997                                          $ 55,944,979    $(50,882,035)   $         --    $   (212,024)

Exercise of options to purchase Class A common stock                            --              --         151,955
Options issued to employees below fair market-value                        234,723              --              --              --
Exercise of warrants to purchase Class A common stock                    3,945,740              --              --              --
Warrants to purchase Class A common stock
   to be issued as part of technology licensing
   agreement and issued to consultants for services                      1,546,824              --              --              --
Shares issued at prices ranging from $1.00 per share
   to $5.00 per share as compensation for services
   rendered                                                                647,274              --              --              --
Reduction in note receivable                                                    --              --              --          75,000
Issuance of Series G Convertible Preferred stock and
   Common stock warrants, net of issuance costs of $222,500                218,250              --       1,809,250              --
Assured incremental yield on issuance of Series G
   convertible preferred stock and debt                                    750,000              --              --              --
Accrual of interest on note receivable                                          --              --              --         (12,318)
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                           (858,863)             --         837,263              --
Conversion of Series G Preferred Stock                                   2,274,756              --      (2,298,701)             --
N*ABLE's APIC in connection with the issuance of
   Class A common stock due to the merger                                   59,182              --              --              --
Net loss                                                                        --     (16,586,027)             --              --
Adjustment for net loss of N*ABLE for the  1st six
   months ended June 30,of 1998                                                 --       2,253,461              --              --
Exchange of Class B stock for Class A stock                                     --              --              --              --
                                                                      ------------    ------------    ------------    ------------

Balance at December 31, 1998                                          $ 64,919,050    $(65,214,601)   $    347,812    $   (149,342)
                                                                      ------------    ------------    ------------    ------------

                                                                     Total
                                                                  ------------
Balance at December 31, 1996                                         1,421,203

Exercise of options to purchase Class A and B common stock             139,888
Shares issued at prices ranging from $1.00 per share
   to $3.00 per share as compensation for services
   rendered                                                            305,496
Conversion of preferred stock into common stock                      6,783,017
Issuance of Class A common stock and warrants to
   purchase Class A common stock to Aladdin                          3,839,000
Issuance of Class A common stock and warrants to
   purchase Class A common stock                                       800,000
Reduction in note receivable                                            50,000
Accrual of interest on note receivable                                 (17,319)
Issuance of warrants to purchase Class A common stock
   in conjunction with the issuance of preferred stock                 386,462
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                     (1,372,984)
Assured incremental yield on issuance of Series F
   convertible preferred stock and debt                                682,000
N*ABLE  APIC in connection with the issuance of
   Class A common stock due to merger                               10,142,539
Net loss                                                           (18,012,635)
Exchange of Class B stock for Class A stock                                 --
                                                                  ------------

Balance at December 31, 1997                                      $  5,151,672

Exercise of options to purchase Class A common stock
Options issued to employees below fair market-value                    234,723
Exercise of warrants to purchase Class A common stock                3,962,268
Warrants to purchase Class A common stock
   to be issued as part of technology licensing
   agreement and issued to consultants for services                  1,546,824
Shares issued at prices ranging from $1.00 per share
   to $5.00 per share as compensation for services
   rendered                                                            648,488
Reduction in note receivable                                            75,000
Issuance of Series G Convertible Preferred stock and
   Common stock warrants, net of issuance costs of $222,500          2,027,500
Assured incremental yield on issuance of Series G
   convertible preferred stock and debt                                750,000
Accrual of interest on note receivable                                 (12,318)
Accrued dividend on preferred stock including accretion
   of assured incremental yield                                        (21,600)
Conversion of Series G Preferred Stock                                      --
N*ABLE's APIC in connection with the issuance of
   Class A common stock due to the merger                               59,210
Net loss                                                           (16,586,027)
Adjustment for net loss of N*ABLE for the  1st six
   months ended June 30,of 1998                                      2,253,461
Exchange of Class B stock for Class A stock                                 --
                                                                  ------------

Balance at December 31, 1998                                      $    241,156
                                                                  ------------

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)
                     And Comprehensive Income - (Continued)



                                                                             Class A                        Class B
                                                                           common stock                  common stock
                                                                      Shares          Amount         Shares          Amount
                                                                   ------------    ------------   ------------    ------------
Balance at December 31, 1998                                         30,682,970    $    306,830      3,140,665    $     31,407

Net loss                                                                     --              --             --              --

Unrealized gain on Marketable Securities                                     --              --             --              --

Comprehensive income (loss)

Exercise of options to purchase Class A common stock                    964,000           9,640
Warrants exercised to purchase Class A common stock                   3,370,238          33,684             --              --
Shares Issued at $11.00 per share, net of issuance costs              2,090,405          20,904
Conversion of  Bridge to Loan to purchase Class A common stock          787,349           7,874
Warrants to Purchase Class A common stock
    For services rendered
Shares issued as compensation for services rendered                      83,461             834             --              --
Accrual of interest on note receivable                                       --              --             --              --
Conversion of Series G Preferred Stock                                  377,102           3,771             --              --
Accrued dividend on preferred stock                                          --              --             --              --
Exchange of Class B stock for Class A stock                           1,090,158          10,902     (1,090,158)        (10,902)
                                                                   ------------    ------------   ------------    ------------

Balance at December 31, 1999                                         39,445,683    $    394,457      2,050,507    $     20,505

Shares issued at $34.00 per share, net of issuance costs              3,600,800          36,008             --              --
Shares issued in exchange for substantially all of
   the assets of Indigo Networks, LLC at $19.30 per share               374,889            3749             --              --
Shares issued as compensation for services at $13.75 per share            7,879              79             --              --
Exercise of warrants to purchase class A common stock                   319,692           3,197             --              --
Exercise of Options to purchase class A common stock                  2,030,958          20,309             --              --
Compensation on Employee Options issued                                      --              --             --              --
Exchange of Class B common stock for Class A common stock             1,271,296          12,713     (1,271,296)        (12,713)
Repayment of note receivable from stockholder                                --              --             --              --
Unrealized gain (loss) on marketable securities
Net loss                                                                     --              --             --              --
                                                                   ------------    ------------   ------------    ------------

Balance at December 31, 2000                                         47,051,197    $    470,512        779,211    $      7,792
                                                                   ============    ============   ============    ============

                                                                                      Deficit
                                                                                    Accumulated       Series G       Accumulated
                                                                      Capital       during the      Convertible        Other
                                                                    in excess of    development       Preferred     Comprehensive
                                                                      par value        stage           Stock           Income
                                                                    ------------    ------------    ------------    ------------
Balance at December 31, 1998                                        $ 64,919,050    $(65,214,601)   $    347,812              --

Net loss                                                                      --     (28,052,572)             --

Unrealized gain on Marketable Securities                                      --              --              --       2,860,500

Comprehensive income (loss)                                                                                                   --

Exercise of options to purchase Class A common stock                   1,622,431              --              --              --
Warrants exercised to purchase Class A common stock                    6,707,894              --              --              --
Shares Issued at $11.00 per share, net of issuance costs              21,481,665              --              --              --
Conversion of  Bridge to Loan to purchase Class A common stock         2,567,380              --              --              --
Warrants to Purchase Class A common stock
    For services rendered                                              1,075,240
Shares issued as compensation for services rendered                    1,149,486              --              --              --
Accrual of interest on note receivable                                        --              --              --
Conversion of Series G Preferred Stock                                   344,041              --        (347,812)             --
Accrued dividend on preferred stock                                      (13,239)             --              --
Exchange of Class B stock for Class A stock                                   --              --              --              --
                                                                    ------------    ------------    ------------    ------------

Balance at December 31, 1999                                        $ 99,854,111    $(93,267,173)   $          0    $  2,860,500

Shares issued at $34.00 per share, net of issuance costs             114,941,407              --              --              --
Shares issued in exchange for substantially all of
   the assets of Indigo Networks, LLC at $19.30 per share              7,231,609              --              --              --
Shares issued as compensation for services at $13.75 per share           108,254              --              --              --
Exercise of warrants to purchase class A common stock                  1,331,048              --              --              --
Exercise of Options to purchase class A common stock                   4,950,872              --              --              --
Compensation on Employee Options issued                                  318,609              --              --              --
Exchange of Class B common stock for Class A common stock                     --              --              --              --
Repayment of note receivable from stockholder                                 --              --              --              --
Unrealized gain (loss) on marketable securities                                                                         (937,196)
Net loss                                                                      --     (47,655,893)             --              --
                                                                    ------------    ------------    ------------    ------------

Balance at December 31, 2000                                        $228,735,911    $(140,923,066)  $          0    $  1,923,304
                                                                    ============    ============    ============    ============

                                                                       Note
                                                                    receivable
                                                                       from
                                                                    stockholder        Total
                                                                   ------------    ------------
Balance at December 31, 1998                                       $   (149,342)   $    241,156

Net loss                                                                     --     (28,052,572)

Unrealized gain on Marketable Securities                                     --       2,860,500

Comprehensive income (loss)                                                  --     (25,192,072)

Exercise of options to purchase Class A common stock                         --       1,632,071
Warrants exercised to purchase Class A common stock                          --       6,741,759
Shares Issued at $11.00 per share, net of issuance costs                     --      21,502,569
Conversion of  Bridge to Loan to purchase Class A common stock               --       2,575,254
Warrants to Purchase Class A common stock
    For services rendered                                                             1,075,240
Shares issued as compensation for services rendered                          --       1,150,320
Accrual of interest on note receivable                                   (4,818)         (4,818)
Conversion of Series G Preferred Stock                                       --              --
Accrued dividend on preferred stock                                          --         (13,239)
Exchange of Class B stock for Class A stock                                  --              --
                                                                   ------------    ------------

Balance at December 31, 1999                                          $(154,160)     $9,708,240

Shares issued at $34.00 per share, net of issuance costs                     --     114,977,415
Shares issued in exchange for substantially all of
   the assets of Indigo Networks, LLC at $19.30 per share                    --       7,235,358
Shares issued as compensation for services at $13.75 per share                        - 108,333
Exercise of warrants to purchase class A common stock                        --       1,334,245
Exercise of Options to purchase class A common stock                         --       4,971,181
Compensation on Employee Options issued                                      --         318,609
Exchange of Class B common stock for Class A common stock                    --              --
Repayment of note receivable from stockholder                           154,160         154,160
Unrealized gain (loss) on marketable securities                              --        (937,196)
Net loss                                                                     --     (47,655,893)
                                                                   ------------    ------------

Balance at December 31, 2000                                       $          0    $ 90,214,452
                                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                      Consolidated Statements of Cash Flows
            Years ended December 31, 2000, 1999, 1998 and the Period
      From February 12, 1988 (Date of Inception) through December 31, 2000

                                                                                                             Period from
                                                                                                          February 12, 1988
                                                                                                         (date of inception)
                                                                                                               through
                                                                                                             December 31,
                                                                2000            1999            1998             2000
                                                                ----            ----            ----             ----
Cash flows from operating activities:
   Net loss                                                 $(47,655,893)   $(28,052,572)   $(16,586,027)   $(140,923,066)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Write-off of goodwill                                            --              --              --          769,886
     Goodwill Amortization                                       573,544              --              --          573,544
     Depreciation and amortization                             2,593,593         767,993         487,155        5,100,100
       Reserve for note from affiliate                                --              --              --        1,672,934
     Accrued interest on marketable securities                        --              --              --         (106,962)
     Non-cash expenses:
       Accretion of assured incremental yield on
          convertible debt                                            --              --              --          119,000
       Common stock issued in connection with
          License and Cross-License Agreement                         --              --              --        1,124,960
       Realized gain on marketable securities                   (542,457)             --              --         (542,457)
       Net losses realized on Global Wave investment           3,406,491              --              --        3,406,491
       Common stock issued for services rendered
          and additional interest on borrowings                  108,333         150,320         648,488        3,600,199
       Warrants issued as compensation for services                   --       1,075,240       1,552,235        2,751,595
       Issuance of warrants to Aladdin                                --              --              --        2,939,000
       Accrued interest on note payable                               --          15,388          39,707          121,219
       In Process research and development                     2,176,000              --              --        2,176,000
       Preferred stock issued for services rendered                   --              --              --          265,600
       Compensation associated with issuance of
          stock options                                          318,609              --         234,723          953,072
       Amortization of deferred compensation                          --              --              --          398,660
       Amortization of discount on notes payable                      --              --              --          166,253
       Common stock issued by principal stockholder
          for services rendered                                       --              --              --          565,250
     Changes in assets and liabilities:
       Increase (decrease) in deferred  revenue                       --      (1,250,000)      1,250,000           56,926
       Increase in accrued interest on note receivable                --          (4,818)        (12,318)        (105,986)
       (Increase) in inventories                                (193,462)       (431,686)             --         (625,148)
       (Increase) decrease in prepaid expenses and
          other receivables                                     (194,834)       (424,358)        (67,500)        (686,692)
       (Increase) decrease in other assets                      (870,604)       (243,833)        (37,241)      (1,292,440)
       Increase in accounts payable and
          accrued expenses                                     1,046,365       3,345,840       1,695,479        8,050,594
                                                            ------------    ------------    ------------    -------------
          Net cash used in operating activities              (39,234,315)    (25,052,486)    (10,795,299)    (109,471,468)
                                                            ------------    ------------    ------------    -------------

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                Consolidated Statements of Cash Flows (Continued)

            Years ended December 31, 2000, 1999, 1998 and the Period
      From February 12, 1988 (Date of Inception) through December 31, 2000

                                                                                                             Period from
                                                                                                          February 12, 1988
                                                                                                         (date of inception)
                                                                                                               through
                                                                                                             December 31,
                                                               2000            1999            1998             2000
                                                               ----            ----            ----             ----
Cash flows from investing activities:
   Acquisition of property and equipment                     (3,829,300)     (2,106,639)       (590,619)      (8,787,156)
   Investment in Global Wave joint venture                   (4,142,000)             --              --       (4,142,000)
   Purchase of intangible assets                             (1,770,000)     (1,750,000)             --       (3,520,000)
   Short-term loans to affiliate                                     --              --              --       (1,672,934)
   Organizational costs                                              --              --              --          (14,966)
   Proceeds from sale of marketable securities                2,162,457              --              --        2,162,457
   Exercise of warrant to acquire marketable
     securities-available for sale                                   --      (1,620,000)             --      (29,166,769)
   Maturity of marketable securities                                 --              --              --       27,653,731
                                                          -------------    ------------    ------------    -------------

          Net cash used in investing
            activities                                       (7,578,843)     (5,476,639)       (590,619)     (17,487,637)
                                                          -------------    ------------    ------------    -------------

Cash flows from financing activities:
   Net proceeds from issuance of common stock               121,072,843      30,874,435      10,644,264      191,737,168
   Net proceeds from issuance of preferred stock
     and warrants                                                    --              --       2,777,500       12,283,027
   Note receivable from stockholder                             154,160              --          75,000          105,985
   Proceeds from notes payable and warrants to
     Stockholders                                                    --       2,000,000              --        4,083,972
   Repayments of notes payable to stockholders                       --              --              --       (1,069,972)
   Proceeds from notes payable and warrants                          --              --              --        1,284,255
   Repayments of note payable                                        --              --              --         (255,000)
   Redemption of Preferred Stock                                     --        (506,440)             --         (506,440)
                                                          -------------    ------------    ------------    -------------

          Net cash provided by financing activities         121,227,003      32,367,995      13,496,764      207,662,995
                                                          -------------    ------------    ------------    -------------

Net increase in cash and cash equivalents                    74,413,845       1,838,870       2,110,846       80,703,890

Cash and cash equivalents at beginning of period              6,290,045       4,451,175       2,340,329               --
                                                          -------------    ------------    ------------    -------------

Cash and cash equivalents at end of period                $  80,703,890    $  6,290,045    $  4,451,175    $  80,703,890
                                                          =============    ============    ============    =============

Supplemental information about noncash investing and financing activities:

      For the year ended December 31, 2000, additional common stock was issued to acquire substantially all of the assets of Indigo Networks, LLC for $7,445,358, including acquisition costs of $210,000.

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

       December 31, 2000, 1999, 1998 and the Period From February 12, 1988
                  (Date of Inception) Through December 31, 2000

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

      The Company has incurred significant losses in current and prior periods. Management intends to continue to devote resources toward the research, development and marketing of its products in order to generate future revenues from licensing and product sales as well as develop the business of WaveXpress. In addition, the Company is actively pursuing additional short- and long-term financing sources, including debt and equity financing. On March 8, 2000 the Company completed an offering of common stock for net proceeds of approximately $114.9 million. Management anticipates that the proceeds of this offering will be sufficient to fund operations through the end of 2001. However, while management believes that it can successfully develop and market its products and obtain additional financing to fund operations beyond 2001, there can be no assurance that it will be able to do so.

(2)   Significant Accounting Policies

(a)   Basis of Consolidation

      The consolidated financial statements include the financial statements of Wave; Wave Systems Holdings, Inc., a wholly owned subsidiary and a majority-owned subsidiary, WaveXpress. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c)   Method of Accounting for Joint Ventures

      WaveXpress

      In April 1999, the Company established WaveXpress as the basis for a joint venture agreement with Sarnoff Corporation ("Sarnoff") to create technology that allows broadcasters to transmit enhanced television, rich media and Internet content to a variety of devices including digital televisions (DTV's) and PC's. The Company owns 53% of the joint venture, certain Wave employees (including Peter and Steven Sprague) and members of its Board of Directors own 7%; and Sarnoff owns 40%. The Company has provided technology and capital in the form of convertible notes totaling $16.8 million

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      as of December 31, 2001. The Company has also committed to providing up to an additional $4.7 million under these convertible notes. Sarnoff has provided technology, but has not provided any funding to the venture. For purposes of these consolidated financial statements, the Company has consolidated 100% of the financial statements of WaveXpress. No minority interest in the losses of WaveXpress has been recorded as the minority owners are not obligated to fund the losses of WaveXpress. (See note 12.)

      Global Wave, Ltd

      In June 2000, the Company increased its ownership percentage of Globalwave Limited ("Global Wave"), from 25% to 40%. (See note 12). On October 10, 2000, Wave entered into an agreement with Global Wave and its Joint Venture partner Redwave, Plc. (formerly Internet Technologies Group, Plc., "ITG") to subscribe for additional shares to maintain a 40% ownership interest in the venture. As consideration for the additional shares, Wave committed to invest approximately $5.7 million in cash and development services.

      Wave accounts for its investment in Global Wave using the equity method of accounting, and accordingly recognizes its share (40%) of Global Wave's results of operations in the accompanying consolidated statement of operations. (See note 12)

(d)   Cash Equivalents

      For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

(e)   Marketable Securities

      Debt securities and publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. All other investments, excluding joint venture arrangements, are recorded at cost.

(f)   Inventories

      Inventories, which are stated at the lower of cost or net realizable value, consist of inventory held for resale to customers. Cost is determined on the first-in, first-out basis; and includes freight and other incidental costs incurred.

(g)   Property and Equipment

      Property and equipment, including computer software, are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years less accumulated depreciation.

(h)   Goodwill and acquisition intangibles

      Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the period expected to be benefited (currently 2 to 3 years). The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the related acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill is impacted if estimated future operating cash flows are not achieved.

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

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(3)   Business Combinations

(a)   Pooling of Interest Combination

      The accompanying consolidated financial statements of Wave Systems Corp. and subsidiaries ("Wave" or the "Company") have been prepared to give effect to the acquisition of N*Able Technologies, Inc. ("N*Able"), which was acquired on July 27, 1999. The acquisition was effected through the issuance of 2,280,821 shares of Class A Common Stock in exchange for all the shares of N*Able and was accounted for pursuant to the pooling-of-interests method of accounting. N*Able was a Massachusetts based company that produced hardware-based security solutions for the protection of sensitive user data within network client systems, including a hardware-based security co-processor that manages the secure transfer of sensitive payment, personal information to and from desktop computers. The fiscal year end for N*Able was June 30. In preparing these consolidated financial statements, the calendar 1999 and 1998 financial statements of the Company were combined with the financial statements of N*Able for the same twelve month periods.

      The following table shows the historical results for the periods of and prior to the merger:

                                                  Years-ended December 31,
                                          -------------------------------------
                                               1999                   1998
                                          -------------          --------------
      Net Loss
         Wave                              $(22,592,000)         $(11,895,944)
         N*Able                              (5,460,572)           (4,690,083)
                                           ------------          ------------
         Combined                          $(28,052,572)         $(16,586,027)

(b)   Purchase Acquisition

      On August 31, 2000, the Company purchased substantially all of the assets of Indigo Networks, LLC ("Indigo") and its e-commerce shopping network, iShopHere.com. The aggregate purchase price totaled $7,445,000, which consisted of 374,889 shares of Class A Common Stock priced at $19.30 per share, for a total value of $7,235,000 plus transaction costs of $210,000. The purchase price was based on the average closing price of the Company's Class A Common Stock for the ten trading days immediately preceding the date of the purchase, in accordance with the purchase agreement. The following is a summary of the allocation of the purchase price:

      Purchase consideration                                        $  7,235,358
      Direct Acquisition costs                                           210,000
                                                                    ------------
      Total Purchase Price                                          $  7,445,358
      Less tangible and intangible assets acquired:
         Fair market value of tangible assets                            691,612
                                                                    ------------
         In-Process R&D                                                2,176,000
                                                                    ------------
                                                                       4,578,746
         Goodwill & other intangible assets:
         Developed Technology                                       $    779,000
         Assembled Work force                                            310,000
         Contracts                                                        77,300
         Excess over identifiable assets                               3,412,446
                                                                    ------------
      Goodwill and other acquisition intangible assets              $  4,578,746

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

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

      In conjunction with the purchase, the Company loaned $1,000,000 to the partners of Indigo which was to be used by Indigo to pay existing accounts payable and to cover operations up to the date of the purchase. On October 24, 2000, Indigo's successor, Blue Windup, LLC signed a promissory note for the outstanding balance owed to the Company. The note carried an interest rate of 2% above the prime rate published in The Wall Street Journal. The note was paid in full in December 2000.

      The consolidated financial statements include the operating results of iShopHere.com from the date of acquisition, which consisted of a net loss of approximately $846,000. The selected unaudited pro forma condensed consolidated financial information presented below has been derived from the audited and unaudited historical financial statements of Wave and Indigo, and reflects management's estimate of pro forma adjustments. This pro forma presentation does not purport to represent what our results of operations would actually have been if such transactions and events had in fact occurred on those dates or to project our results of operations for any future period. The unaudited pro forma consolidated statements of operations give effect to the acquisition of Indigo as if it had occurred on January 1, 1999.

      Dollars in thousands except per share data          2000          1999
                                                        --------      --------
      Net revenues                                      $    372      $    220
      Net loss                                           (50,363)      (34,860)
      Net loss per share                                $  (1.08)     $  (0.90)

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

(4)   Related Party Transactions

(a)   Notes Receivable from Stockholder

      A stockholder, the Chairman and former Chief Executive Officer of the Company, was indebted to the Company at December 31, 1999 under promissory notes totaling $154,160, including accrued interest, which were due on demand. The entire remaining loan balance was repaid in March, 2000.

      The note was secured by a pledge of 67,000 shares of Class B Common Stock held by the stockholder. The notes bore interest at 10% per annum. The note and accrued interest thereon had been shown as a deduction from stockholders' equity in the accompanying consolidated financial statements.

(b)   Payments to Related Party

      In 1997, the Company paid $182,209 to Enterprise Engineering Associates ("EEA"), during which time Mr. Michael Sprague was an employee of EEA. On August 1, 1997, Michael Sprague became an employee of Wave, at an annual salary of $110,000. On November 1, 1999 he became an employee of WaveXpress at an annual salary of $120,000. Michael Sprague is the son of the Chairman and former Chief Executive Officer of the Company

      In 1998, the Company paid $25,000 to Studio 2, during which time Mr. Kevin Sprague was an employee of Studio 2. Kevin Sprague is the son of the Chairman and CEO of the Company.

(c)   Acquisition and Dispositions

      In November 1995, the Company entered into a transaction with certain individuals whereby shares in its newly-formed subsidiary, Wave Interactive Network, Inc. ("WIN"), were transferred in exchange for a demand note. The amount of the demand note was based on the level of funding provided to WIN by the Company during 1995. The demand note from WIN accrued interest at a rate of Prime plus 1% and, subject to certain limitations associated with WIN's ability to raise additional capital, was convertible into an undiluted 20% of the common shares of WIN at the option of Wave. The Company retained a 1% ownership in WIN and transferred the remaining ownership to certain individuals, including former employees. Approximately 65% of the ownership was transferred to Steven Sprague, President and CEO of WIN, and three other children of Mr. Peter
      J. Sprague, Chairman and former CEO of Wave. The note was fully reserved as its collectibility was dependent upon WIN's ability to raise additional capital. In addition, the Company entered into a separate commercial agreement that, among other things, granted certain distribution rights to WIN in exchange for royalties and other consideration.

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

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

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

(d)   WaveXpress

      In April 1999, the Company established WaveXpress as the basis for a joint venture agreement with Sarnoff Corporation ("Sarnoff"). The joint venture is owned 53% by the Company and 7% by certain of its affiliates, including Peter and Steven Sprague and certain Wave employees and members of the Board of Directors and 40% by Sarnoff and its affiliates. The Company has committed to provide technology and capital in the form of a series of convertible notes for an amount up to $15.5 million plus accrued interest; and Sarnoff will provide technology, but will not provide any financing. As of December 31, 2000 the total amount outstanding on the convertible notes was $16,793,000, including $988,000 of accrued interest. These amounts have been eliminated in consolidation.

      For the years-ended December 31, 2000, 1999 and 1998, the Company incurred expenses for consulting and travel, payable to Sarnoff of approximately $924,000, $701,000 and $0, respectively. Payments made to Sarnoff for the years-ended December 31, 2000, 1999 and 1998 were $986,000, $356,000 and
      $0, respectively. As of December 31, 2000 and 1999, the Company had accounts payable to Sarnoff of $325,000 and $359,000, respectively

(5)   Property and Equipment

      Property and equipment as of December 31 consisted of the following:

                                                         2000             1999
                                                         ----             ----

      Equipment                                      $ 5,253,854     $ 2,856,730
      Furniture, fixtures and improvements             1,919,219         534,987
      Computer software                                2,237,225       1,528,990
                                                     -----------       ---------
                                                       9,410,298       4,920,707
      Less: Accumulated depreciation                   4,208,429       2,239,834
                                                     -----------      ----------
         Total                                       $ 5,201,869     $ 2,680,873
                                                     ===========      ==========

      Depreciation expense on property and equipment amounted to approximately $1,969,000, $768,000, $487,000 and $4,475,000 for the years ended December
      31, 2000, 1999, and 1998 and for the period from inception through December 31, 2000, respectively.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

(6)   Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses as of December 31 consisted of the following:

                                                           2000          1999
                                                       -----------    ----------

      Accrual of costs related to the ITG agreement    $   490,000    $  490,000
      Accounts payable                                   4,403,424     4,058,043
      Accrued consulting and professional fees             553,428       743,000
      Accrued payroll and related costs                  1,480,346     1,110,000
      Lease payable                                        144,054        20,472
      Annual Report and Shareholders Meeting               133,155       150,000
      Franchise Tax Payable                                225,000            --
         Other accrued liabilities                         440,602       252,125
                                                                      ----------

         Total                                         $ 7,870,009    $6,823,643
                                                       ===========    ==========

(7)   Capital Stock

(a)   Redeemable Preferred Stock

      The Company has authorized 2,000,000 shares of preferred stock having a par value of $.01 per share. On October 19, 1992, the Board of Directors designated and issued 360 shares of this preferred stock of the Company as "Series A Cumulative Redeemable Preferred Stock" ("Series A Preferred Stock").

      The Series A Preferred Stock was issued in settlement of compensation owed to a former officer of the Company for services provided to the Company. The holder of the Series A Preferred Stock was entitled to receive a dividend at the rate of $60 per share per annum, when and as declared by the Board of Directors of the Company. Dividends were cumulative from the date of original issue, and payable upon redemption. On August 11, 1999, the Company redeemed these shares for a total payment of $506,440, including accrued and unpaid dividends.

      In May of 1996, the Company raised $3,214,026, net of issuance costs of $285,974, through the placement of 350 shares of Series B Preferred Stock ("Series B Preferred Stock") pursuant to Regulation S of the Securities Act of 1933 ("the Act"). The Series B Preferred Stock had a stated value of $10,000 per share, accrued dividends for liquidation and conversion purposes at 6% per annum and ranked senior to the Company's Common Sock and Series C Convertible Preferred Stock ("Series C Preferred Stock") and junior to the Series A Preferred Stock. Series B Preferred Stock was convertible by the holder, in increments, into the Company's Class A common stock. The Series B Preferred Stock was convertible at the lesser of 110% of the average closing bid price for the five days immediately preceding the issue date or 85% of the average closing bid price for the five days immediately preceding the conversion date.

      During 1996, 330 shares of the Company's Series B Preferred Stock were converted into 2,960,303 shares of the Company's Class A Common Stock and the remaining 20 shares of Series B Preferred Stock were converted in 1997 into 117,240 shares of the Company's Class A Common Stock.

      In December of 1996, the Company raised $2,634,037 net of issuance costs of $365,963 ($101,964 of which related to the value ascribed to warrants issued) through the placement of 150,000 shares of Series C Preferred Stock pursuant to Regulation D of the Act. The Series C Preferred Stock had a stated value of $20 per share, which accrued dividends payable quarterly in cash at 6% per annum.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      The Series C Preferred Stock ranked senior to the Company's Common Stock and junior to the Series A and B Preferred Stock. Series C Preferred Stock was convertible by the holder, in increments, into the Company's Class A Common Stock based on the market price of the Company's Class A Common Stock at the time of conversion. The Series C Preferred Stock was convertible at the lesser of $2.31 per share or 80%, as adjusted, of the average of the fair value of the Class A Common Stock for the five days prior to the conversion date. During 1997 all of the Series C Preferred Stock was converted into 2,850,439 shares of the Company's Class A Common Stock.

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

(b)   Convertible Preferred Stock

      In October 1997 the Company raised approximately $1,850,000, net of issuance costs of $397,000 ($224,000 of which related to the value ascribed to warrants issued), through the private placement of 112,500 shares of newly created Series F Convertible Preferred Stock. The Series F Convertible Preferred Stock had a stated value of $20 per share, which accrued dividends payable quarterly in cash at 6%. The Series F Convertible Preferred Stock was convertible into the Class A Common Stock at an effective conversion price of the lower of (a) $1.05 and (b) 80% of the average of the five (5) lowest trading prices of Class A Common Stock. During 1997 all of the Series F Convertible Preferred Stock was converted into 2,961,086 shares of the Company's Class A Common Stock.

      During March of 1998, the Company issued 150,000 shares of newly created Series G Convertible Preferred Stock for an aggregate purchase price of $3,000,000. The Series G Convertible Preferred Stock was senior to the Company's classes of Common Stock, and was junior to the Company' Series A Preferred Stock in liquidation rights. The Series G Convertible Preferred Stock accrued dividends at the rate of 6% per annum. The Series G Convertible Preferred Stock was convertible into the Company's unregistered Class A Common Stock at the lower of $1.12 or 80% of the average of the five lowest closing bids for the 25 calendar days prior to conversion. In addition, the Company issued warrants to the purchaser and placement agent for 225,000 shares of the Company's Class A Common Stock at an exercise price of $1.38. The Series G Convertible Preferred Stock was converted into 2,394,494 and 377,102 shares of the Company's Class A Common Stock during 1998 and 1999, respectively.

(c)   Common Stock

      In December 1989, March through October 1990, and November 1991, substantially all stockholders as of December 29, 1989 were offered the right to acquire a number of shares equivalent to their pre-offering holdings at a price of $.003 per share. Substantially all stockholders that received the offer accepted this offer. This was accounted for essentially as a stock split effected in the form of a rights offering, and all shares issued in conjunction with this offering were reflected in the accompanying consolidated financial statements retroactively.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      Two principal stockholders did not acquire the full amount of shares to which they were entitled. Most of the additional proportionate shares that these stockholders would have been credited with were offered instead to certain officers, employees and stockholders for $.003 per share. To the extent that these rights were offered to the individuals in compensation for services rendered to the Company, compensation expense equal to the difference between the estimated fair value as of the date of issuance and the purchase price of the stock was recorded. The estimated fair value of the Common Stock was determined based on sales to third parties near the date of issuance. Compensation expense associated with the issuance of these shares of $430,250 is included in the accompanying consolidated statement of operations for the period from inception to December 31, 2000.

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

      During 1997 the Company sold approximately 800,000 shares of the Company's Class A Common Stock and warrants to purchase 160,000 shares of the Company's Class A Common Stock, exercisable at an exercise price of $1.00, for an aggregate purchase price of $800,000. The warrants were exercised or expired during 1999.

      During 1997 the Company issued 500,000 shares of the Company's Class A Common Stock in connection with a license agreement with Aladdin Knowledge Systems, Ltd. for its proprietary persistent encryption technology. The shares were issued at their fair value on the date of issuance.

      On March 23, 1999, the Company sold 2,090,954 shares of its Class A Common Stock at a price of $11.00 per share, for an aggregate purchase price of $23,000,494. These shares were sold to a group of accredited investors pursuant to Regulation D promulgated under the securities act of 1933, as amended. Pacific Growth Equities, Inc. acted as sole placement agent for the private placement, receiving a commission of 6% or approximately $1.2 million for their services.

      On March 7, 2000 the Company sold 3,600,800 shares of its Class A Common Stock at a price of $34.00 per share, for an aggregate purchase price of $122,427,200. The shares were sold to a group

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      of accredited investors pursuant to regulation D promulgated under the securities act of 1933, as amended. Pacific Growth Equities, Inc. acted as sole placement agent for the private placement, receiving a commission of 6% or approximately $7.3 million for their services.

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

(8)   Options and Warrants

      1991 Plan

      In September 1991, the Board of Directors authorized the establishment of a stock option plan (the "1991 Plan"). The total number of shares of Class B Common Stock subject to the Plan was 2,700,000. Options terminate upon the earlier of the date of the expiration of the option or upon termination of the employment relationship between the Company or a subsidiary and the optionee for any reason other than death, disability or retirement.

      Under the 1991 plan, employees are entitled to exercise their options on dates determined by the Compensation Committee of the Board of Directors. Vesting provisions for options granted generally range from immediate vesting to pro rata vesting over a three-year period. Options granted under the 1991 Plan may, in the discretion of the Compensation Committee, include the right to acquire a reload option. A reload option provides for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a Stock-for-Stock exercise.

      Subsequent to January 1994 no further options, other than reload options, may be granted under the 1991 Plan. All options outstanding under the 1991 Plan continue in full force and effect subject to their original terms. As of December 31, 2000, there remained 235,032 options outstanding under the 1991 plan at exercise prices ranging from between $1.67 and $3.50 per share.

      1994 Plans

      In January 1994, the Board of Directors authorized the establishment of the 1994 Employee Stock Option Plan (the "1994 Plan"). The initial number of shares of Class A Common Stock subject to the 1994 Plan was 1,000,000. The terms of the 1994 Plan are similar to those of the 1991 Plan. Options are granted with exercise prices that approximate fair market value at the date of grant. In May 1996, July 1997, November 1998 and June 2000 the Board of Directors approved amendments to the Company's 1994 Plan to increase the number of shares of Class A Common Stock reserved for issuance thereunder by 1,000,000, 1,000,000, 5,000,000 and 5,000,000, respectively. Therefore, the

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      total number of shares of Class A Common Stock reserved for issuance under the 1994 Plan is 13,000,000 shares. As of December 31, 2000, there were approximately 3,800,000 shares available for grant under the 1994 Plan.

      In January 1994, the Board of Directors authorized the establishment of the Non-Employee Directors Stock Option Plan (the "Directors' Plan"). The total number of shares of Class A Common Stock subject to the Directors' Plan was initially 200,000. Pursuant to the Directors' Plan, each director who was not an employee of the Company received an initial grant of options to purchase 12,000 shares of Class A Common Stock at an exercise price of $3.50 per share.

      Any person subsequently elected as a director who was not an employee of the Company received an initial grant of options to purchase 12,000 shares of Class A Common Stock on the day he or she was elected a director. In addition, on the day immediately following each of the dates on which an incumbent director was reelected, he or she received an additional grant of options to purchase 2,000 shares of Class A Common Stock.

      The Stockholders of the Company have since, authorized certain changes to the Directors' Plan. In February 1995, the annual option grant for directors was increased from a total of 2,000 shares of Class A Common Stock to 10,000 shares of Class A Common Stock. In July 1995, the Board authorized an increase to the total number of shares subject to the Directors' Plan from 200,000 shares to 500,000 shares. In November 1998, the stockholders of the Company authorized an increase to the total number of shares subject to the Directors' Plan from 500,000 shares to 1,000,000 shares. The stockholders also amended the Directors' Plan to provide that options issued to non-employee directors under such plan vest on the day following the grant. (Initial option grants under the Directors' Plan vested one-third upon grant, and one-third on each of the first and second anniversaries. Annual option grants vested 25% after each three-month period following grant.)

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

      The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $12.18, $8.28 and $1.97 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                 2000         1999         1998
                                                  ---          ---          ---

      Expected Life (Years)                         5           10           10
      Interest Rate                               6.0%         6.0%         6.0%
      Volatility                                  123%         113%         105%
      Dividend Yield                                0%           0%           0%

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      The Company applies APB Opinion No. 25 in accounting for its Plans. Compensation expense has been recognized in the financial statements for Stock options granted to employees at exercise prices below the market value of $318,609 in 2000, $0 in 1999 and $234,723 in 1998. Deferred
      compensation for stock options granted to employees at exercise prices below market value was approximately $1,600,000 as of December 31, 2000; and will be recognized over a period of three years.

      Had the Company determined compensation cost based on the fair value at the grant dates for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                          2000            1999            1998
                                                      ------------    ------------    ------------
      Net loss - as reported                          $(47,655,893)   $(28,052,572)   $(16,586,027)
      Net loss - pro forma                             (64,029,399)    (39,811,659)    (22,305,606)
      Net loss to Common stockholders - as reported    (47,655,893)    (28,065,811)    (17,444,890)
      Net loss to Common shareholders - pro forma      (64,029,399)    (38,824,898)    (23,164,469)
      Loss per Common share - as reported                    (1.03)           (.73)           (.55)
      Loss per Common share - pro forma                      (1.39)          (1.04)           (.23)

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

Summary of Option Activity
A summary of option activity through December 31, 2000 follows:

                                    Class A and B shares     Weighted average
                                     subject to option        exercise price
                                     -----------------        --------------

Balance at January 1, 1991             $       --
Options granted                            30,000                   1.67
                                       ----------

Balance at December 31, 1991               30,000                   1.67
Options granted                           816,750                   1.18
                                       ----------

Balance at December 31, 1992              846,750                   1.20
Options granted                           949,186                   3.10
                                       ----------

Balance at December 31, 1993            1,795,936                   2.20
Options granted                           310,200                   3.05
Options canceled                         (108,500)                  3.38
                                       ----------

Balance at December 31, 1994            1,997,636                   2.27
Options granted                           777,850                   2.22
Options canceled                         (349,205)                  2.11
Options exercised                        (681,700)                   .64
                                       ----------

Balance at December 31, 1995            1,744,581                   2.92
Options granted                         1,342,075                   2.65
Options canceled                         (503,879)                  3.20
Options exercised                        (214,091)                  1.97
                                       ----------

Balance at December 31, 1996            2,368,686                   2.79
Options granted                           707,914                   1.02
Options canceled                         (676,741)                  1.57
Options exercised                         (70,326)                  1.90
                                       ----------

Balance at December 31, 1997            2,329,532                   2.38
Options granted                         5,756,893                   2.47
Options canceled                         (707,384)                  2.48
Options exercised                         (78,653)                  1.94
                                       ----------

Balance at December 31, 1998            7,300,388                 $ 2.40
Options granted                         1,925,447                  10.15
Options canceled                         (450,378)                  3.51
Options exercised                        (964,000)                  1.69
                                       ----------

Balance at December 31, 1999            7,811,456                 $ 4.33
Options granted                         3,444,037                  13.58
Options canceled                         (903,488)                 12.33
Options exercised                      (2,030,958)                  2.51
                                       ----------

Balance at December 31, 2000            8,319,392                  $7.90

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

At December 31, 2000, there were approximately 2,659,193 options exercisable at prices ranging from $.49 to $37.50.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                      Weighted
                                                       Weighted        average
                                                        average       remaining
Range of                 Number         Number         exercise      contractual
exercise prices        outstanding    exercisable        price          life
---------------        -----------    -----------        -----          ----

   $.49 - 1.06            53,585         51,026         $ .90         6.7 years

   1.07 - 1.69         1,381,884        670,896          1.56         6.8 years

   1.70 - 2.31            62,490         40,681          1.74         7.3 years

   2.32 - 2.97             7,934          3,345          2.56         6.4 years

   2.98 - 3.50           256,066        103,033          3.49         7.4 years

   3.51 - 3.81         1,884,100      1,186,341          3.66         7.2 years

   3.82 - 7.06         1,253,268        259,673          5.32         8.5 years

   7.06 - 15.75        2,783,697        332,198         12.89         8.6 years

  15.76 - 37.50          636,368         12,000         19.70         9.5 years


1999 WaveXpress Stock Incentive Plan

In April 2000, WaveXpress authorized the establishment of a stock option plan (the "1999 Plan"). The total number of shares of WaveXpress' Class A common stock subject to the Plan is 2,500,000. Options terminate upon the earlier of the date of expiration of the option or upon termination of the employment relationship between WaveXpress and the optionee for any reason other than death, disability or retirement.

Employees are entitled to exercise their options on dates determined by WaveExpress' Compensation Committee of the Board of Directors. Vesting provisions for options granted generally range from immediate vesting to pro rata vesting over a three-year period.

A summary of option activity through December 31, 2000 follows:

                                       CLASS A SHARES         WEIGHTED AVERAGE
                                      SUBJECT TO OPTION        EXERCISE PRICE
                                      -----------------       ----------------
Balance at December 31, 1999                     --                  --
Options granted                           2,761,600                 .40
Options canceled                            166,667                 .40
Options exercised                                --                  --
                                          ---------               -----
Balance at December 31, 2000              1,904,933                 .40

The following table summarizes information about stock options outstanding at December 31, 2000:

         Range of            Number           Number        Contractual
      exercise prices      outstanding      exercisable         life
      ---------------      -----------      -----------     -----------
        .40-1.50            1,904,933         291,667        3-10 years

The Company did not include the value of these shares in the SFAS 123 pro forma disclosure as the effect would be immaterial.

      Warrants

      In 1993 and 1994, the Company issued warrants to acquire a total of 151,600 shares of Class B Common Stock at $3.50 per share in conjunction with sales of Class B Common Stock to individuals and institutions. All warrants were exercisable for a period of five years from the date of issuance and were subsequently canceled or exercised in 1998 and 1999.

      In 1993 and 1994, the Company issued warrants to acquire a total of 376,253 shares of Class B Common Stock at $3.50 per share in conjunction with the issuance of its 10% Convertible Notes which have since been repaid and in 1994, the Company issued warrants to acquire a total of 46,799 shares of Class B Common Stock at $6.00 per share in conjunction with the issuance of its 15% Notes, also which have since been repaid. All warrants were exercisable for a period of five years from their dates of issuance. These warrants were exercised or canceled in 1998 and 1999.

      Under the terms of the Company's initial public offering, the underwriter acquired warrants to purchase 360,000 Class A Common Stock at a price of $6.50 per share for nominal consideration. These warrants were exercisable for four years commencing in September 1995. These warrants were exercised during 1999.

      As a result of the successful placement of 350 shares of Series B Preferred Stock, a consultant from Digital Media Group, Inc. was issued warrants by the Company to purchase 15,000 Class A Common

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      shares at a price of $3.09 per share. These warrants are exercisable for ten years commencing in March 1996, and are still outstanding.

      Due to the successful placement of 150,000 shares of the Company's Series C Convertible Stock, Wharton Capital Partners Ltd. and The Shemano Group, Inc., two financial consulting firms, were issued warrants by the Company to purchase 37,500 Class A Common Stock each at a price of $2.54 per share. These warrants were exercised in 1999.

      In connection with the acquisition of WIN, the Company issued a warrant that allowed the holder the ability to purchase unregistered shares of the Company's Class A Common Stock at a price of $1.25 per share at the earlier of the conversion of a note or April 18, 1998 for a period of five years. The number of shares able to be purchased under this warrant is based on a formula of $170,000 divided by 80% of the fair market value of the Class A Common Stock at the time of conversion. This warrant was subsequently extended one year by issuing 100,000 additional warrants to be exercised at prices ranging from 1.49 to 3.43. These warrants were exercised during July 1999.

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

      As a result of the successful placement of 112,500 shares of the Company's Series F Preferred Stock, Combination Inc., the acquirer of the placement, received 112,500 warrants to purchase the Company's unregistered Class A Common Stock, and Wharton Capital Partners received 56,250 warrants. The warrants had an exercise price of $1.26, and expire on October 9, 2002. The warrants were exercised in 1998.

      In connection with the private placement of approximately 800,000 shares of the Company's Class A Common Stock, the Company issued 160,000 warrants to purchase shares of the Company's unregistered Class A Common Stock at an exercise price of $1.00. The warrants were exercised or expired during 1999.

      In connection with a technology license agreement with Aladdin Knowledge Systems, Ltd., the Company issued two warrants on July 18, 1997 to purchase the Company's Class A Common Stock. The first warrant was exercisable in 100,000 share lots, and provided the holder with the right to acquire 1,216,136 shares of the Company's unregistered Class A Common Stock at an exercise price of $1.70 per share. The first warrant had a life of two years. The second warrant provided the holder with the right to acquire 7% of the Company's Class A Common Stock on a fully diluted basis for the average closing price for the 15 trading days prior to exercise and had a three year life. During June of 1998, Aladdin exercised a portion of the second warrant to purchase 1,000,000 shares of Common Stock. On March 31, 1999 Aladdin exercised their entire first warrant for 1,216,136 Class A Common Stock. Associated with the second warrant, Aladdin had the right to acquire shares approximating 3.45% of the Company's Class A Common Stock. The remaining shares under the second warrant were not exercised, and expired July 17, 2000.

      In connection with a $2,000,000 convertible promissory note, warrants to acquire 275,000 shares of Class A Common Stock were issued. The Company incurred a non-cash charge to interest expense for approximately $666,000. These warrants were subsequently exercised in January 2000.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      Additional warrants were exercised during the year ended December 31, 2000 to purchase 44,692 shares of the Company's Class A Common Stock. These warrants were exercised at prices ranging from between $1.10 and $5.50 per share.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      A summary of warrants outstanding at December 31, 2000, follows:

                                              Range of
              Class A and B shares            exercise                Expiration
               subject to warrants             prices                    Term
               -------------------             ------                    ----

                     65,320                 $1.83 -  $3.09            5-10 years
                     20,000                $10.00 - $14.73               5 years
                     ------
                     85,320
                     ======

      At December 31, 2000, warrants to acquire approximately 63,400 shares of Class A and Class B Common Stock were exercisable.

(9)   Licensing Agreements

(a)   Licensed Patents

      In February 1994, the Company entered into an Amended and Restated License Agreement (the "Agreement") with Mr. Peter J. Sprague, the Chairman and former Chief Executive Officer of the Company, and Mr. John Michener, then a shareholder and officer of the Company, whereby the Company was granted an exclusive license to make, have made, use, lease, sell or otherwise perform services covered by certain licensed patents (the "Licensed Patents") which are a fundamental part of the Company's product. The Agreement amends and restates certain license agreements entered into by the Company prior to February 1994.

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

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

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

(10)  License and Cross-License Agreements

      On May 1, 1992, the Company entered into a Joint Technology Development Agreement and License and Cross-License Agreement ("License and Cross-License Agreement") with The Titan Corporation ("Titan") whereby Titan granted to the Company license rights to the use of certain patents which are co-owned or licensed by Titan. The Company granted to Titan the exclusive right to make for, sell in, and lease in a "Retained Market," as defined in the agreement, the subject matter described in any Company patent. The Retained Market is defined generally as the market for "Government Information," as defined in the agreement, used solely by a government entity, and the market for products used to access such information. The Company issued to Titan 674,976 shares of Class B Common Stock in return for the license to Titan's patents. These shares were valued at $1.67 per share (total $1,124,960), the estimated fair value of the shares at the time of issuance (based on the price at which shares were sold to third parties near the time of issuance), and were included in research and development expense in the accompanying consolidated statement of operations for the period from February 12, 1988 through December 31, 2000.

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

      A director of the Company, who resigned from the Board at the end of 1997, is also the President, Chief Executive Officer, and a director of Titan. Pursuant to the terms of a related stockholders agreement, Titan has the right to designate a member of the Company's Board of Directors for as long as Titan continues to own at least 50% of the shares originally issued to Titan. As of December 31, 2000, no royalties have been earned by Titan. On February 28, 1997, the Company and Titan executed an addendum to the License Agreement whereby the Company received a sole license to Titan's patent to develop and distribute products to the in-home consumer microcomputers market segment. Under this addendum, Titan waived all defaults previously incurred by Wave as well as extended the license agreement to expire at the time the patents expire.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

(11)  Revenue Sharing Agreements With Partners

      The Company has, and intends to continue to, enter into revenue sharing arrangements with information providers, software developers, and hardware and systems manufacturers, such as IBM discussed below. These revenue sharing arrangements will be negotiated between each of the partners and the Company. It is anticipated that revenue sharing arrangements will vary according to the market in which the Wave system is adopted and from which revenues are derived. Generally, a significant portion of the revenue collected by the Company will be paid directly to the information provider or software developer. Once these payments are made the remainder of revenues will be shared between the Company and other partners. There can be no assurance that the Company will be successful in entering into definitive agreements with these parties, or that the terms of such agreements will be favorable to the Company.

(12)  Joint Ventures

(a)   Global Wave, Ltd

      In July of 1997, the Company entered into a joint venture with Internet Technology Group, PLC ("ITG"), a United Kingdom Internet service provider. The joint venture was initially owned 25% by the Company and 75% by ITG. The Company contributed its technical expertise and ITG contributed initial working capital and the commitment to fund all future working capital requirements of the joint venture. The objective of the joint venture company, Global Wave, Ltd., ("Global Wave") is to promote and commercialize the Wave technology in certain European and Middle Eastern markets. Pursuant to the joint venture agreement, the Company received a license fee of $5 million in exchange for the joint venture's right to market the Wave technology in European and Middle Eastern markets. The license fee was paid by ITG as part of its commitment to fund the joint venture. During the third quarter of 1997, the Company received $1.0 million from the joint venture representing partial payment of the license fee, with the remaining payments to be made upon the Company's attaining certain milestones related to the number of Wave Meters distributed. The amount received was recorded as deferred license fee income in the third quarter of 1997 as it was uncertain whether the Company had met the contractual requirements required in order to have earned the first payment. During the fourth quarter of 1997, the Company met these requirements and began recognizing the license fee ratably over the contractual period, and recorded the $1 million as a license fee income. Also the Company accrued $490,000 in the fourth quarter of 1997 for expenses related to the Company's obligation to assist the joint venture in setting up the Wave system in the designated markets. In January 1998, the joint venture agreement was modified to extend the milestone dates and provide for the payment of an additional $750,000 of the $5 million license fee to the Company. The payment of $750,000 was received in January 1998. The Company also received the final payment of $3.25 million in June 1998. This payment and the $750,000 received in January 1998 total $4 million received in 1998. As part of the Agreement, after the final license fee was paid, the companies issued a warrant to each other to purchase approximately one million shares of each other's Common Stock. The exercise price of the Wave warrants was $1.75 per share. The exercise price of the ITG warrant was approximately .995 British pound per share. On June 5, 1998, the final milestone for the last payment on the license fee was attained and the Company became obligated to issue its warrant to ITG pending approval by the shareholders of ITG for it to issue its reciprocal warrant. On this date the net fair market value of the exchange of warrants represented a net cost to the Company of approximately $1.1 million. The Company recorded this cost as ITG net warrant cost in the Consolidated Statement of Operations.

      On November 5, 1999 the Company exercised its warrant for 1,000,000 shares in ITG at a total cost of $1,620,000. Also during 1999 ITG exercised its 1,000,000 warrants in the Company yielding total proceeds of $1,750,000. As of December 31, 1999 Wave's equity investment in ITG was valued at $4,480,500 with an unrealized investment gain of $2,860,500.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      In February, 2000 ITG was acquired by Concentric Network Corporation. As a result of this transaction, the Company received $2,162,457 in cash and 83,910 shares of Concentric Common Stock. In addition, certain assets of ITG, namely the 1,000,000 shares of Wave Common Stock and ITG's interest in Global Wave, were distributed to Redwave, Plc. ("Redwave")

      In June, 2000, Wave increased its ownership percentage of Global Wave from 25% to 40%. As part of the new joint venture agreement, Wave's partner in the venture, Redwave, agreed to contribute $7.5 million and 500,000 shares of Wave Common Stock held by Redwave, in exchange for 600,000 shares of Global Wave Class A Common Stock. Wave received 400,000 shares of Global Wave Class B Common Stock in exchange for a technology license granted by Wave to Global Wave. Prior to September 30, 2000, no value had been assigned to these shares, as Wave had not provided any funding to Global Wave.

      On October 10, 2000, Wave entered into an agreement with Global Wave and Redwave to subscribe for additional Class B shares of Global Wave. Under the terms of the agreement, Wave subscribed for 40,000 additional "B" shares of Global Wave at (pound)100 per share (approximately $142.80), the consideration for which consisted of (pound)1.5M (approximately $2.14M) in development costs incurred by Wave on behalf of Global Wave, (pound)1.4M in cash ($2.0M), and (pound)1.1M (approximately $1.6M) in future development services, for total consideration of (pound)4.0M (approximately $5.7M). In addition, Redwave has agreed to subscribe for an additional 60,000 Global Wave "A" shares, the consideration for which will consist of the conversion of debt and cash totaling (pound)6.0M ((pound)5,966,615 in debt and (pound)33,385 in cash; approximately $8.6 million). The resulting ownership interest in the venture will remain 60% for Redwave and 40% for Wave.

      Also, in October, 2000, Wave and Redwave formed a joint venture holding company, Wave European Technologies plc, ("WET") for their European interests, including their respective 40% and 60% stakes in Global Wave. Subsequent to the formation of WET, WET's name changed to Global Wave Group, Plc., ("Global Wave Group")

      As of December 31, 2000, Wave has contributed approximately $4.1M of its committed investment in the form of development costs incurred and cash. Pursuant to the equity method of accounting, and because Wave has committed to provide funding to the venture, the Company has recognized its equity share (40%) of Global Wave's net losses since inception in its results for the year-ended December 31, 2000. Global Wave's accumulated net losses since inception are approximately $8.5 million through December 31, 2000. Accordingly, Wave has recorded its equity in the net losses of $3.4 million for the year-ended December 31, 2000. Because Wave had previously not provided any funding, and had not committed to provide any funding to Global Wave, none of it's equity in the prior period losses were recognized by Wave in its prior year financial statements.

(b)   WaveXpress

      In April 1999, the Company joined with Sarnoff Corporation to form a new joint venture, WaveXpress. WaveXpress develops secure data broadcast architecture, infrastructure and content services. This technology and these services will allow content providers to send digital content to properly equipped PC's by utilizing unused bandwidth in the Digital Television (DTV) Spectrum. Consumers will be able to purchase this content directly through a secure network connection, thus enabling a significant new revenue stream for broadcasters. On October 15, 1999, Wave and Sarnoff signed the Joint Venture Agreement which formally established WaveXpress. Under this agreement, Sarnoff and its affiliates received a 40% equity stake in WaveXpress. Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, own the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter and Steven Sprague, the Chairman and Chief Executive Officer of Wave, respectively, certain members of the

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      Board of Directors of Wave and certain Wave employees. Wave has funded WaveXpress through a series of convertible notes with attached warrants. Generally, the notes are convertible into shares of Common Stock of WaveXpress at a price of $1.50 per share. In addition, the notes carry attached warrants that allow the company to purchase additional shares of WaveXpress, generally at the conversion price of the notes. If converted, on a fully diluted basis, which would include all stock, warrants and the WaveXpress employee stock option pool, the Company's equity interest would be approximately 72%. The notes also bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Through December 31, 2000, Wave had provided approximately $16.8 million in funds, including approximately $1.0 million in accrued interest. These amounts are eliminated in consolidation.

      Neither Sarnoff nor any of the other minority shareholders have provided or are obligated to provide funding to WaveXpress. Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of the Company as of December 31, 2000 and for the period then ended. In addition, the Company has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress' balance sheet and operating results in its consolidated financial statements. WaveXpress has incurred net losses of $11.2 million and $1.9 for the years ended December 31, 2000 and 1999, respectively.

(13)  Commitments and Contingencies

      Litigation

      The Company is party to legal proceedings generally incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

      Leases

      Summarized below is a listing of properties leased by Wave Systems Corp. pursuant to non-cancelable operating leases. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

                                        Annual Lease    Lease Expiration
            Location                        Cost              Date
            --------                        ----              ----

            Lee, MA                      $  146,267         Aug. 2002

            Danvers, MA                      57,915         Mar. 2001

            New York, NY                    144,000          May 2001

            Princeton, NJ                   520,152         Dec. 2002

            Cupertino, CA                   488,134         Oct. 2002

            San Jose, CA                    110,203         Dec. 2001

            Nashville, TN                    39,724         Sep. 2003

            Paris, France                    48,000           Monthly

            New York, NY (1)                628,290         Apr. 2010
                                         ----------

            Total                        $2,182,685
                                         ==========

(1)   WaveXpress facility

      The Company was obligated under a capital lease for a phone system in the Lee, Massachusetts office. At December 31, 2000 gross amount of the equipment and related accumulated amortization recorded under capital lease was as follows:

                                                           2000           1999
                                                         --------       --------
      Phone Equipment                                    $111,291       $111,291
      Less: Accumulated Amortization                      111,291         90,819
                                                         --------       --------
      Ending Balance                                        $ -0-       $ 20,472
                                                         ========       ========

      Amortization expense of assets held under capital lease is included with depreciation expense.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements


      Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2000 are as follows:

      Year ending December 31,          Capital Lease       Operating Lease
      ------------------------          -------------       ---------------

                  2001                        --               1,968,988
                  2002                        --               1,638,691
                  2003                        --                 608,862
                  2004                        --                 589,536
                  2005                        --                 589,536
                  Thereafter                  --               2,554,656
                                         ----------           ----------
      Total minimum lease payments            --              $7,950,269
                                         ==========           ==========

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements


      Rent expense for the years ended December 31, 2000, 1999, 1998 and for the period from inception through December 31, 2000 amounted to approximately $1,960,000, $957,000, $561,000 and $5,079,000, respectively.

(14)  Income Taxes

      The Company has net operating loss carryforwards for tax return purposes of approximately $104.9 million which expire beginning in 2003 through 2020.

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

      The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2000 and 1999 are as follows:

                                                      2000            1999
                                                  ------------    ------------
      Deferred tax assets:
        Net operating loss carryforwards          $ 42,263,000    $ 32,239,000
        Start-up costs                                      --       1,114,000
        Accrued expenses                               324,000         145,000
        License rights                                 548,000         626,000
        In-Process R&D                                 857,000              --
        Goodwill                                       122,000              --
        Other Intangibles                               68,000              --
        Reserves                                       142,000              --
           Depreciation                                246,000              --
                                                  ------------    ------------

           Total gross deferred tax assets          44,570,000      34,124,000

      Deferred tax liability
        Unrealized Gain                                     --      (1,152,000)
        Depreciation                                        --         (44,000)
                                                  ------------    ------------
           Total gross deferred tax liability               --      (1,196,000)
        Less valuation allowance                   (44,570,000)    (32,928,000)
                                                  ------------    ------------

           Net deferred tax asset                 $         --    $         --
                                                  ============    ============

      The valuation allowance increased by approximately $ 11.6 million and $8.8 million, during the years ended December 31, 2000 and 1999, respectively.

      Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets and, therefore, a valuation allowance of $44,570,000 and $32,928,000 has been established to reduce the deferred tax assets at December 31, 2000 and 1999 respectively.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

(15)  Defined Contribution Plan

      The Company adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute on January 1, 1995. Employees of the Company become eligible immediately on employment. The Company has the option to make discretionary matching contributions; no contributions were made in 2000, 1999 or 1998.

(16)  Disclosures about the Fair Value of Financial Instruments

      Cash and Cash Equivalents, Marketable Securities, Prepaid Expenses and Other Receivables , Accounts Payable and Accrued Expenses, and Note Payable

      The carrying amounts of these instruments, other than marketable securities and the note payable, approximate fair value because of their short maturities. Marketable securities are valued based on the value of the securities as traded on the Nasdaq Stock Exchange.

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

(17)  Segment Reporting

      Effective December 31, 2000, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supercedes previously issued segment reporting disclosure rules and requires reporting of segment information that is consistent with the way in which management operates the Company. Prior to December 31, 2000, SFAS 131 was not applicable because the impact of adopting SFAS 131 would not have been material.

      The Company's products include the Wave EMBASSY(R) Trusted Client Platform and Services and WaveXpress Data Broadcasting Products and Services. These products and services constitute the Company's reportable segments. Net Losses for reportable segments exclude interest income, interest expense, equity in losses of equity method investees and realized gains on marketable securities. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by the Company's management.

      The following sets forth reportable segment data:

For the years ended December 31,
                                                               2000            1999            1998
                                                           ------------    ------------    ------------
Operating Revenues:
   EMBASSY(R) Trusted Client Platform and Services         $    332,522    $    187,515    $     47,681
   WaveXpress Data Broadcasting                                      --              --              --
                                                           ------------    ------------    ------------
     Total Operating Revenues                                   332,522         187,515    $     47,681
                                                           ============    ============    ============

(Net Loss):
   EMBASSY(R) Trusted Client Platform and Services (1)      (39,712,441)    (25,983,028)    (16,532,185)
   WaveXpress Data Broadcasting                             (10,183,134)     (1,853,873)             --
                                                           ------------    ------------    ------------
     Total Segments Net Loss                                (49,895,575)    (27,836,901)    (16,532,185)
                                                           ============    ============    ============
   Interest Income                                            5,103,716         617,306         231,820
   Interest Expense                                                  --        (832,976)       (285,662)
   Equity in net losses of equity method investees           (3,406,491)             --              --
   Gain on sale of marketable securities                        542,457              --              --
                                                           ------------    ------------    ------------
     Net Loss                                               (47,655,893)    (28,052,571)    (16,586,027)
                                                           ============    ============    ============

Depreciation and Amortization Expense:
   EMBASSY(R) Trusted Client Platform and Services (2)        2,228,078         758,223         487,155
   WaveXpress Data Broadcasting                                 939,060           9,771              --
                                                           ------------    ------------    ------------

     Total Depreciation Expense                               3,167,138         767,994         487,155
                                                           ============    ============    ============

Capital Expenditures:
   EMBASSY(R) Trusted Client Platform and Services            1,323,485       1,989,381         590,619
   WaveXpress Data Broadcasting                               4,275,815       1,867,258              --
                                                           ------------    ------------    ------------
     Total Capital Expenditures                            $  5,599,300    $  3,856,639    $    590,619
                                                           ============    ============    ============

   Assets:
   EMBASSY(R) Trusted Client Platform and Services           92,164,096      14,640,852       6,023,991
   WaveXpress Data Broadcasting                               5,920,365       1,891,031              --
                                                           ------------    ------------    ------------
     Total Assets                                          $ 98,084,461    $ 16,531,883    $  6,023,991
                                                           ============    ============    ============

(1) Includes $2,176,000 in acquired in-process research and development for the year-ended December 31, 2000 (See Note 12).

(2) Includes $573,544 in goodwill amortization for the year-ended December 31, 2000 (See note 12)

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation) - (Continued)

                   Notes to Consolidated Financial Statements

(18)  Subsequent Events

      On February 2, 2001, the Company entered into a stock purchase agreement (the "Agreement") with BIZ Interactive Zone, Inc. ("BIZ") to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ in exchange for 2,000,000 shares of the Company's Class A Common Stock. The Company's investment in BIZ represents approximately 17.8% of the outstanding capital stock of BIZ. Accordingly, the Company intends to account for this investment using the Cost Method of accounting, as the investment represents less than a 20% ownership interest. BIZ is a privately held company.

      In a related event, Litronic, Inc, ("Litronic"), a provider of authentication and encryption security technology signed a term sheet to merge with BIZ. Litronic trades on the NASDAQ National Stock Market. The transaction is to be structured as a reverse triangular merger whereby Litronic Stockholders will own approximately 47% and BIZ stockholders will own 53% of the combined company.

      As part of the Agreement, in the event of a merger with Litronic, the Company shall own 13.78% of the outstanding shares, on a fully diluted basis, of the combined company resulting from the merger.