Form 10-Q
period 2001-03-31
WAVE SYSTEMS CORP
filed 2001-05-15
CIK 919013

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Yes  X   No
   -----   -----

         The number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001: 49,263,002 shares of Class A Common Stock and 674,211 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                           Consolidated Balance Sheets

         ASSETS                                                                       March 31,            December 31,
                                                                                        2001                   2000
                                                                                       -------               ------
                                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                                         $66,918,638           $   80,703,890
   Marketable Securities                                                                 755,825                1,923,305
   Notes Receivable from Officers                                                        963,320                    -
   Inventories                                                                           654,393                  625,148
   Prepaid expenses and other receivables                                                656,569                  717,013
                                                                                   -------------           --------------

         Total current assets                                                         69,948,745               83,969,356

Property and equipment, net                                                            5,232,554                5,201,869
Intangible Assets                                                                           -                   2,895,000
Investment in Global Wave                                                                194,581                  735,509
Goodwill & acquisition intangibles net of accumulated amortization of                  3,575,044                4,005,202
Investment in BIZ, at cost                                                            14,312,800                     -
Other assets                                                                           1,329,811                1,277,525
                                                                                   -------------           --------------

Total Assets                                                                          94,593,535               98,084,461
                                                                                   =============           ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued expenses                                               4,750,758                7,870,009
                                                                                   -------------           --------------

         Total current liabilities                                                     4,750,758                7,870,009
                                                                                   -------------           --------------

Stockholders' Equity:
   Common stock, $.01 par value. Authorized 75,000,000 shares as Class A;
     49,263,002 issued and outstanding in 2001 and 47,051,197 in 2000                    492,630                  470,512
   Common stock, $.01 par value. Authorized 13,000,000 shares as Class B;
     674,211 issued and outstanding in 2001 and 779,211 in 2000                            6,742                    7,792
   Capital in excess of par value                                                    243,376,793              228,735,910
   Deficit accumulated during the development stage                                 (154,789,213)            (140,923,066)
   Other Comprehensive Income - unrealized gain on marketable securities                 755,825                1,923,304
                                                                                   -------------           --------------
         Total stockholders' equity                                                   89,842,777               90,214,452
                                                                                   -------------           --------------


Total Liabilities and Stockholders' Equity                                          $ 94,593,535           $   98,084,461
                                                                                   =============           ==============


     See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                           Period from
                                                                                        February 12, 1988
                                                                                       (date of inception)
                                                           Three months ended               through
                                                         March 31,        March 31,         March 31,
                                                           2001             2000              2001
                                                           ----             ----              ----
Revenue                                             $       73,438   $        22,601    $     668,035
  Cost of sales                                              2,581            14,011          206,812
                                                    --------------   ---------------    -------------
Gross margin                                                70,857             8,590          461,223
                                                    --------------   ---------------    -------------

Operating expenses:
   Selling, general and administrative                   7,007,408         6,047,364       91,295,004
   Research and development                              5,519,068         3,535,753       59,780,993
   Goodwill Amortization                                   430,158             -            1,003,702
   Write-off of Intangible asset                         1,562,500             -            1,562,500
   In-process research and development expense                -                -            2,176,000
   Acquisition Costs                                          -                -            1,494,000
   Write-off of goodwill                                      -                -              769,886
   Aladdin license expense                                    -                -            3,889,000
                                                    --------------   ---------------    -------------
                                                        14,519,134         9,583,117      161,971,085
                                                    --------------   ---------------    -------------

Other income (expense):
   Interest income                                       1,123,058           404,365        8,148,352
   Interest expense                                           -                -           (1,695,461)
   Equity in losses of Global Wave                        (540,928)            -           (3,947,419)
   Gain on sale of marketable securities                                     542,457          542,457
   License fee                                                -                -            5,000,000
   License warrant cost                                       -                -           (1,100,000)
   Other income (expense)                                     -                -             (227,280)
                                                    --------------   ---------------    -------------
                                                           582,130           946,822        6,720,649
                                                    --------------   ---------------    -------------

          Net loss                                     (13,866,147)       (8,627,705)    (154,789,213)

Accrued dividends on preferred stock                          -                -            4,350,597
                                                    --------------   ---------------    -------------
          Net loss to common stockholders             $(13,866,147)     $ (8,627,705)   $(159,139,810)
                                                    ==============   ===============    =============

Weighted average number of common
   shares outstanding during the period
     - basic and diluted                                49,149,171        43,001,183       16,849,563

Loss per common share - basic and diluted             $       (.28)     $       (.20)   $       (9.44)
                                                    ==============   ===============    =============


     See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           Period from
                                                                                        February 12, 1988
                                                                                        date of inception)
                                                           Three months ended                through
                                                         March 31,        March 31,          March 31,
                                                            2001            2000                 2000
                                                       ------------    ------------     -------------------
Cash flows from operating activities:
   Net loss                                           $(13,866,147)      $(8,627,705)      $(154,789,213)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
    Noncash expenses:
     Write-off of goodwill                                      -                 -              769,886
     Depreciation and amortization                         860,780           359,068           5,960,882
     Reserve for note from affiliate                            -                 -            1,672,934
     Amortization of goodwill                              430,158                             1,003,702
       Accretion of assured incremental yield on
          convertible debt                                      -                 -              119,000
       Common stock issued in connection with
          License and Cross-License Agreement                   -                 -            1,124,960
       Realized Gain on Marketable securities                   -           (542,457)           (542,457)
       Equity in net losses realized on Global Wave        540,928                -            3,947,419
       Common stock issued for services rendered
          and additional interest on borrowings                              108,333           3,600,199
       Warrants issued as compensation for services             -                 -            2,751,595
       Issuance of warrants to Aladdin                          -                 -            2,939,000
       Accrued interest on note payable                         -                 -              121,219
       Preferred stock issued for services rendered             -                 -              265,600
       Compensation associated with issuance of
          stock options                                    186,641                -            1,139,713
       Amortization of deferred compensation                    -                 -              398,660
       Amortization of discount on notes payable                -                 -              166,253
       Common stock issued by principal stockholder
          for services rendered                                 -                 -              565,250
       In-process research and development                      -                 -            2,176,000
       Write-off of intangible asset                     1,562,500                -            1,562,500
     Changes in assets and liabilities:
       Increase in inventories                             (29,245)          (60,113)           (654,393)
       (Increase) decrease in prepaid expenses and
          other receivables                                 60,444           367,948            (626,248)
       Increase in other assets                            (52,285)         (969,097)         (1,344,725)
       Increase (decrease) in accounts payable and
          accrued expenses                              (2,099,251)       (1,394,996)          4,988,267
                                                   ----------------     -------------    ----------------

          Net cash used in operating activities        (12,405,477)      (10,759,019)       (122,683,997)
                                                   ----------------     -------------    ----------------

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)


                                                                                           Period from
                                                                                        February 12, 1988
                                                                                        date of inception)
                                                           Three months ended                through
                                                         March 31,        March 31,          March 31,
                                                            2001            2000                 2000
                                                       ------------    ------------     -------------------
Cash flows from investing activities:
   Acquisition of property and equipment                  (578,965)         (597,781)         (9,366,121)
   Investment in Global Wave                                  -                 -             (4,142,000)
   Short-term loans to affiliate                              -                 -             (1,672,934)
   Acquisition of intangible assets                           -                 -             (2,500,000)
   Organizational costs                                       -                 -                (14,966)
   Proceeds from sale of marketable securities                             2,162,457           2,162,457
   Purchase of marketable securities                          -                 -             (1,620,000)
                                                   ----------------     -------------    ----------------
          Net cash (used in) investing activities         (578,965)        1,564,676         (17,153,564)
                                                   ----------------     -------------    ----------------


Cash flows from financing activities:
   Net proceeds from issuance of common stock              162,510       117,997,415         191,899,678
   Net proceeds from issuance of preferred stock
     and warrants                                             -                 -             12,283,031
     Note receivable from stockholders & Officers         (963,320)          154,160            (963,320)
   Proceeds from notes payable and warrants to
     stockholders                                             -                 -              4,083,972
   Repayments of notes payable to stockholders                -                 -             (1,069,972)
   Proceeds from notes payable and warrants                   -                 -              1,284,250
   Repayments of note payable                                 -                 -               (255,000)
   Redemption of Preferred Stock                              -                 -               (506,440)
                                                   ----------------     -------------    ----------------

     Net cash provided (used) by financing
       activities                                         (800,810)      118,151,575         206,756,199
                                                   ----------------     -------------    ----------------

Net increase (Decrease) in cash and cash
  equivalents                                          (13,785,252)      108,957,232          66,918,638

Cash and cash equivalents at beginning of period        80,703,890         6,290,045               -
                                                   ----------------     -------------    ----------------

Cash and cash equivalents at end of period         $    66,918,638    $  115,247,277       $  66,918,638
                                                   ===============    ==============     ================


     See accompanying notes to unaudited consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

    Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                   (Unaudited)

                                                                                   Deficit
                                                                                 Accumulated     Accumulated
                                 Class A             Class B          Capital     during the        Other
                              common stock         common stock    in excess of   development    Comprehensive
                           Shares     Amount     Shares    Amount    Par Value      Stage           Income         Total
                           ------     ------     ------    ------    ---------      -----         -----------      -----
Balance at December
31, 2000                47,051,197    $470,512   779,211   $7,792  $228,735,910   $(140,923,066)   $1,923,304   $90,214,452

Net loss                                                                            (13,866,147)                (13,866,147)

Unrealized gain (loss)
on marketable securities                                                                           (1,167,479)   (1,167,479)
                                                                                                               ------------
Comprehensive income
(loss)                                                                                                          (15,033,626)
Shares issued to acquire
3,600,000
shares of BIZ            2,000,000      20,000                       14,292,800                                  14,312,800

Exercise of options to
purchase Class A
common stock               106,805       1,068                          161,442                                     162,510
Compensation on
Employment
Options Issued                                                          186,641                                     186,641

Exchange of Class B
stock for
Class A stock              105,000       1,050  (105,000)  (1,050)
                      -------------------------------------------------------------------------------------------------------
Balance at March 31,
2001                    49,263,002    $492,630   674,211   $6,742  $243,376,793   $(154,789,213)     $755,825   $89,842,777
                      ============    ========  ========   ======  ============   =============      ========   ===========

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)
                   Notes To Consolidated Financial Statements

                             March 31, 2001 and 2000


     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (the "Company") as of March 31, 2001 and 2000, and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 2000, included in its Form 10-K filed on April 2, 2001. The results of operations for the three months March 31, 2001 are not necessarily indicative of the operating results for the full year.

     The consolidated financial statements of the Company include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary and WaveXpress, a majority-owned subsidiary. All significant intercompany transactions have been eliminated.

1.   LOSS PER SHARE:

     Loss per share is computed based on the weighted average number of common shares outstanding. Common stock equivalents (warrants, options and convertible preferred stock) have been excluded from this computation as their inclusion would be antidilutive.

2.   CAPITAL STOCK:

     On February 2, 2001 the Company issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ Interactive Zone Inc. ("BIZ"), a privately held company. The Company's investment in BIZ represents approximately 17.8% of the outstanding capital stock of BIZ. Accordingly, the investment has been accounted for under the Cost Method of accounting, because the investment is less than 20% of the outstanding capital stock of BIZ and because the Company cannot exercise significant influence over BIZ.

     On August 31, 2000 the Company issued 374,889 shares of its Class A Common Stock, at a price of $19.30 per share, for an aggregate purchase price of $7,235,358 to acquire substantially all of the assets of Indigo Networks, LLC and its e-commerce shopping network, iShopHere.com. Additional costs to complete the transaction totaled $210,000.

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

     During the three months ended March 31, 2001, the Company issued a total of 106,805 shares of its Class A Common Stock upon exercise of incentive stock options by various employees. The aggregate proceeds to the Company upon issuance of these shares were $162,510 at an average price of approximately $1.52 per share.

3.    WAVEXPRESS:

     In April 1999, the Company joined with Sarnoff Corporation to form a new joint venture, WaveXpress. WaveXpress develops secure data broadcast architecture, infrastructure and content services. This technology and these services are designed to allow broadcasters and other content providers to send digital content to properly equipped PC's by utilizing unused bandwidth in the Digital Television Spectrum. Consumers would then be able to purchase this content directly through a secure network connection, thus enabling a significant new revenue stream for broadcasters. On October 15, 1999, the Company and Sarnoff signed the Joint Venture Agreement which formally established WaveXpress. Under this agreement, Sarnoff and its affiliates received a 40% equity stake in WaveXpress. The Company received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of the Company include Peter and Steven Sprague, the Chairman and Chief Executive Officer of the Company, respectively, certain members of the Board of Directors of the Company and certain employees.

     Wave has funded WaveXpress through a series of convertible notes with attached warrants. The notes also bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of Common Stock of WaveXpress at varying prices per share. If converted, on a fully diluted basis, which would include all stock, warrants and the WaveXpress employee stock option pool, the Company's equity interest would be approximately 77%. The equity interests of Sarnoff, the Company's affiliates referred to above, and the WaveXpress employee stock option pool would be approximately 14%, 2% and 7%, respectively, on a fully diluted basis. Through March 31, 2001, the Company had provided approximately $19.9 million in funds, including approximately $1.4 million in accrued interest. These loan amounts are eliminated in consolidation.

     Neither Sarnoff nor any of the other minority shareholders have provided or are obligated to provide funding to WaveXpress. Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of the Company as of March 31, 2001 and for the period then ended. In addition, the Company has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress' balance sheet and operating results in its consolidated financial statements. WaveXpress has incurred net losses of $3.3 million and $1.5 million for the quarters ended March 31, 2001 and 2000, respectively.

     In the quarter ended March 31, 2001, the Company took a charge of $1,562,500 to write-off a technology license that it had purchased in connection with the development of the WaveXpress data broadcast system. The write-off was the result of modifications to WaveXpress' business model; consequently, the value of the license became impaired because it was no longer needed in the business and had no alternative uses.

4.    CASH AND CASH EQUIVALENTS:

     Cash on deposit is in a government money market account presently earning an annualized rate of return of approximately 5%. The cash is liquid and immediately available for the Company's operating requirements.

5.    MARKETABLE SECURITIES:

     The Company holds 107,975 common shares of XO Communications Corporation. As of March 31, 2001 the stock had a market value of $755,825 based on that day's closing price of $7 per share.

6.    OTHER ASSETS:

     Other assets consist primarily of security deposits associated with facilities the Company leases, including a $773,000 deposit for WaveXpress facilities.

7.    GLOBAL WAVE:

     In June, 2000, the Company increased its ownership percentage of Global Wave Limited ("Global Wave") from 25% to 40%. As part of the new joint venture agreement, the Company's partner in the venture, Redwave plc. ("Redwave"), agreed to contribute $7.5 million and 500,000 shares of the Company's Common Stock held by Redwave, in exchange for 600,000 shares of Global Wave Class A Common Stock. The Company received

400,000 shares of Global Wave Class B Common Stock in exchange for a technology license granted by the Company to Global Wave. Prior to September 30, 2000, no value had been assigned to these shares, as the Company had not provided any funding to Global Wave.

     On October 10, 2000, the Company entered into an agreement with Global Wave and Redwave to subscribe for additional shares of Global Wave Class B Common Stock. Under the terms of the agreement, the Company subscribed for 40,000 additional "B" shares of Global Wave at (pound)100 per share (approximately $142.80), the consideration for which consisted of (pound)1.5M (approximately $2.14M) in development costs incurred by the Company on behalf of Global Wave, (pound)1.4M in cash ($2.0M), and (pound)1.1M (approximately $1.6M) in future development services, for total consideration of (pound)4.0M (approximately $5.7M). In addition, Redwave has agreed to subscribe for an additional 60,000 Global Wave "A" shares, the consideration for which will consist of the conversion of debt and cash totaling (pound)6.0M ((pound)5,966,615 in debt and (pound)33,385 in cash; approximately $8.6 million). The resulting ownership interest in the venture will remain 60% for Redwave and 40% for the Company.

     Also, in October, 2000, the Company and Redwave formed a joint venture holding company, Wave European Technologies plc, ("WET") for their European interests, including their respective 40% and 60% stakes in Global Wave. Subsequent to the formation of WET, WET's name changed to Global Wave Group, plc., ("Global Wave Group")

     As of March 31, 2001, the Company has contributed approximately $4.1M of its committed investment. Pursuant to the equity method of accounting, and because the Company has committed to provide funding to the venture, the Company has recognized its equity share (40%) of Global Wave's net losses for the quarter-ended March 31, 2001; which totaled $541,000. Because the Company had previously not provided any funding, and had not committed to provide any funding to Global Wave prior to June 2000, none of it's equity in the prior period losses were recognized by the Company in its financial statements for the quarter-ended March 31, 2000.

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

     Purchase consideration                                   $ 7,235,358
     Direct Acquisition costs                                     210,000
                                                             ------------
     Total Purchase Price                                     $ 7,445,358
     Less tangible and intangible assets acquired:
     Fair market value of tangible assets                         691,612
                                                             ------------
     In-Process R&D                                             2,176,000
                                                             -----------
                                                                4,578,746
     Goodwill & other intangible assets:
     Developed Technology                                     $   779,000
     Assembled Work force                                         310,000
     Contracts                                                     77,300
     Excess over identifiable assets                            3,412,446
                                                             ------------
     Goodwill and other acquisition intangible assets         $ 4,578,746
     Accumulated amortizaion as of March 31, 2001              (1,003,702)
                                                             ------------
     Goodwill and acquistion in tangibles net as of
        March 31, 2001                                        $ 3,575,044
                                                             ============

     The amount allocated to in-process research and development totaling $2,176,000 was determined using established valuation techniques and was expensed upon acquisition as technological and/or commercial feasibility had not been established. The amount allocated to goodwill and purchased intangible assets amounted to $4,578,000 and is being amortized on a straight-line basis over periods not exceeding three years. Amortization expense for the quarter-ended March 31, 2001 was $430,158


9.   NOTES RECEIVABLE FROM OFFICERS

     On March 26, 2001 the Company made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of the Company as evidenced by a demand note for $250,000, which sum is due and payable to the Company on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate.

     On February 27, 2001, the Company made a personal loan to Mr. Peter J. Sprague, Chairman of the Company as evidenced by a demand note for $713,320, which sum is due and payable to the Company on February 27, 2002 and bears interest at a rate per annum equal to 1% over the prime rate of interest.

     CERTAIN FORWARD-LOOKING INFORMATION:

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding contingencies, future prospects, liquidity and capital expenditures herein under "Part I Financial Information--Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and detailed in our other filings with the Securities and Exchange Commission (the "Commission") during the past 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Business........Wave Systems Corp. ("Wave") offers powerful, next-generation solutions for electronic commerce, making the process easier, versatile, and more secure for consumers as well as business-to-business applications. Wave is involved in the research, development, and market testing of the Wave System, which performs the buying transactions in a range of consumer electronic devices, including computers, personal digital assistants, and interactive televisions, for the use of electronic content and services in a secure, trusted environment. Electronic content and services refers to any data, graphic, software, video or audio sequence that can be digitally transmitted or stored, as well as access to services such as broadcast or telecommunications services. Examples include archived newspaper and magazine articles, on-line books, music selections, clip-art, photographs and video games. Under Wave's model, electronic content and service providers use the Wave System to allow consumers to purchase one-time, multiple or permanent use of their content or service, using a wide range of payment models including rental, pay-for-use, or outright purchase, much like a phone card or a pay-per-view cable system. Wave also offer a secure e-commerce shopping platform, iShopHere.com, which is designed to offer affinity groups who form digital relationships using Wave's technologies, access to quality brands and retailers as well as special savings. The Wave System is designed to change the e-commerce model by creating a de-centralized distribution and security system under which consumers will be able to make individual purchases of images, text, music or video, make use of software, or purchase traditional retail goods and services all from the consumer's computer or other interactive device. This means that content, goods and services can be consumed with more efficient and flexible pricing, broader distribution opportunities, greater protection against unauthorized usage and with better privacy protection of the consumer's sensitive information.


Our Market..........Wave's long-term strategy is to achieve broad market acceptance of the Wave System as a standard platform for the secure delivery of electronic content, goods and services and to build a network of services for this platform. The growth of e-commerce is creating consumer demand for a powerful merchandising interface at the point of purchase, whether in the office or at home. The business world is creating new customer and supplier value chains which require new approaches to the protection of information and content which flows over public, shared networks. Content providers seek a system that will allow consumers to pay royalties easily and quickly for usage while allowing both customized and broad, inexpensive distribution. Consumers in turn seek enhanced control of their individual privacy and secure storage of sensitive information. Wave's creation of the trusted client model allows important new approaches for addressing issues regarding the authentication of identities, the protection of content and services, and the distribution of electronic commerce transactions. These three capabilities are key to building a network of end-users and conducting e-commerce transactions.

Our Product.........The Wave System consists of EMBASSY, EMBedded Application
                    Security SYstem, in consumer devices providing a core hardware and software foundation for consumers to purchase electronic content and access services on a flexible purchase basis. The EMBASSY platform is a programmable, low cost "system within a system" that can perform independent transactions such as meter pay-per-use of electronic content, store sensitive information such as identities, credit information and account balances, and run secure applications for pay-per-use access to software. The EMBASSY platform is an open model based on security hardware originally designed for use with "smart cards" that can be integrated into personal computers and peripherals, interactive televisions or used as independent components. The WaveMeter application running in the EMBASSY platform allows e-commerce transactions to occur without the expense of a real-time network connection for every transaction. Wave has also created a software version of the WaveMeter application that offers many of the features of the hardware version. The WaveMeter server enables electronic content owners to securely sell usage of their intellectual property from a Web site. This secure electronic content delivery service, offered through the WaveMeter server, does not require either the consumer or the publisher to install any additional hardware or software. The EMBASSY securely stores electronic funds and transaction information about the usage of electronic content to be transmitted securely to a WaveNet central transaction processing center periodically. The WaveNet application manages electronic codes for scrambling and unscrambling electronic content, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and provides user and usage data to electronic content owners. The Wave System is designed to be compatible with existing content delivery systems, such as CD-ROMs and the Internet. Using these Wave-enabled distribution systems, electronic content providers can distribute their products in a secure format and offer them for sale through the EMBASSY platform, which in turn allows consumers to purchase and access the electronic content when desired.

                    The iShopHere.com e-commerce shopping network provides consumers and affinity groups access to quality brands and retailers. By combining iShopHere.com's access to leading merchants with Wave's EMBASSY Trusted Client e-commerce technologies, a new secure offering can be made available that allows consumers to complete transactions over the Internet with advance security and reliability and trust.

R&D.................We are a development stage company and have realized minimal operating revenues since our inception. At March 31, 2001, we had an accumulated deficit of approximately $154.8 million. We have made a substantial investment in research and development, and we expect that we will be required to continue to make substantial investments in our products and technology. For the years ended December 31, 2000, 1999, and 1998, we spent approximately $20.9 million, $10.7 million and $6.2 million, respectively, on research and development activities (which amounts include the value of stock issued. From our inception in February 1988 through March 2001, we have spent approximately $59.8 million on research and development activities.


   Wave was incorporated in Delaware on August 12, 1988 and were known previously as Indata Corp. We changed our name to Cryptologics International, Inc. on December 4, 1989; and to Wave Systems Corp. in January 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and our telephone number is (413) 243-1600.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 VERSUS THE THREE MONTHS ENDED MARCH 31, 2000

     For the three months ended March 31, 2001, Wave had revenues of $73,458 from a combination of hardware license and internet services sales. For the three months ended March 31, 2000, revenues were $22,601. The increase resulted primarily from increased license and service revenue.

     Research and development expenses for the three months ended March 31, 2001 were $5,519,068, as compared to $3,535,753 for the comparable period of 2000, for an increase of 56%. This increase was primarily attributable to increased expenditures associated with WaveXpress and increases in headcount associated with the development of the Embassy Trust System during the first three months of 2001. WaveXpress' research and development expenditures were $1,685,000 and $540,000 for the quarters ended March 31, 2001 and 2000, respectively.

     Selling, general and administrative expense for the three months ended March 31, 2001 were $7,007,408, as compared to $6,047,364 for the comparable period of 2000, for an increase of 16%. This was primarily due to the expenses of iShopHere.com, which the company acquired in August 2000, increased headcount in Wave's French sales office, increased marketing and communications expenses, and increased benefit costs. WaveXpress' selling, general and administrative expenses were $1,582,523 and $939,441 for the quarters ended March 31, 2001 and 2000, respectively.

     In addition to the increases in research and development and selling, general and administrative expenses referred to above, Wave recognized $430,158 in goodwill amortization for the three months-ended March 31, 2001 associated with the acquisition of iShopHere.com. Also, during the quarter-ended March 31, 2001, Wave incurred an impairment charge associated with a technology license that it had purchased in connection with the development of its WaveXpress data broadcast system which totaled $1,562,500. The write-off was the result of modifications to WaveXpress' business model; consequently, the value of the license became impaired because it was no longer needed in the business and had no alternative uses. No such charges were incurred for the three months-ended March 31, 2000.

     Interest income for the three months ended March 31, 2001 was $1,123,058 as compared to $404,365 for the same period in 2000. The interest income in 2001 is due to higher average cash balances during the quarter-ended March 31, 2001 compared to the same period in 2000.

     During the quarter-ended March 31, 2000 Wave realized a gain of $542,457 on its sale of 1,000,000 shares of Internet Technology Group, plc.; while no such gains were realized for the quarter-ended March 31, 2001.

     Wave recognized its equity in the losses of Global Wave, plc. of $540,928 for the quarter-ended March 31, 2001 versus no losses having been recognized for the quarter-ended March 31, 2000. Wave did not begin recognizing losses on this investment until September 2000 as it had not previously provided funding, nor had it committed to provide funding to the joint venture.

     Due to the reasons set forth above, Wave's net loss for the three months ended March 31, 2001 was $13,866,147, as compared to $8,627,705 for the comparable period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Wave has experienced net losses and negative cash flow from operations since our inception, and, as of March 31, 2001, had a $154,789,213 deficit accumulated during the development stage, and stockholders' equity of $89,842,777. Wave has financed its operations through March 31, 2001 principally through the issuance of Class A and B Common Stock and various series' preferred stock, for total proceeds of $243,876,000.

     On March 7, 2000 Wave sold 3,600,800 shares of its Class A Common Stock at a price of $34.00 per share in a private placement to a group of institutional and accredited investors; for an aggregate purchase price of $122. 4 million. Net proceeds of the offering were approximately $114.9 million. It is anticipated that the proceeds from this financing will be sufficient to fund operations into the year 2002. It may be necessary to raise additional capital from time to time, through equity or debt financings, in order to capitalize on future business opportunities. Wave cannot provide any assurance, however that capital will be available under any such financings.

     As of March 31, 2001, Wave had $66,918,638 in cash and cash equivalents. As of December 31, 2000, Wave had $80,703,890 in cash and cash equivalents. Wave had marketable securities with a value of $755,825 and $1,923,305 at March 31, 2001 and December 31, 2000, respectively. The decrease in cash and cash equivalents resulted from $12,405,477 used in operating activities, $578,965 was used to purchase property and equipment and $800,810 used in financing activities, which amount includes loans to officers of $963,320.

     At March 31, 2001, Wave had working capital of $65,197,987. Wave expects to incur substantial additional expenses resulting in significant losses for the forseeable future, due to minimal revenues and increased sales and marketing expenses associated with market entry, and continued research and development costs. Wave anticipates that its existing capital resources will be adequate to satisfy its capital requirements into the year 2002. Beyond that, in order to continue operations, Wave will likely need to raise additional funds through public or private financings. Wave has no current commitment to obtain additional funds, nor can Wave state the amount or source of such additional funds.

     As of December 31, 2000, Wave had net operating loss carryforwards for tax return purposes of approximately $104.9 million; which expire beginning in 2003 through 2020. Pursuant to the Internal Revenue Code, Section 382 of 1986, annual utilization of Wave's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Wave has not determined whether there has been such a cumulative change in ownership or the impact on the utilization of the loss carryforwards if such change has occurred.



ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The exposure to market risk associated with interest rate-sensitive instruments is not material. Our investment portfolio consists of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited. In addition, we hold a minority equity interest investment in a publicly traded company, the value of which is subject to market price volatility.


PART II - OTHER INFORMATION


ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None.

(b)      Reports on Form 8-K

              None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2001

                           WAVE SYSTEMS CORP.
                          (Registrant)


                           By:  /s/ Peter J. Sprague
                                ----------------------------------------------
                           Name:    Peter J. Sprague
                           Title:   Chairman of the Board
                                    (Duly Authorized Officer of the Registrant)


                           By:  /s/ Gerard T. Feeney
                                ----------------------------------------------
                           Name:    Gerard T. Feeney
                           Title:   Chief Financial Officer