Form 10-Q
period 2001-06-30
WAVE SYSTEMS CORP
filed 2001-08-14
CIK 919013

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 0-24752

Wave Systems Corp.
(Exact name of registrant as specified in its charter)

Delaware	13-3477246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Pleasant Street, Lee, Massachusetts	01238
(Address of principal executive offices)	(Zip code)

(413) 243-1600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001: 49,694,906 shares of Class A Common Stock and 434,146 shares of Class B Common Stock.

PART I -	FINANCIAL INFORMATION

Item 1.	Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Balance Sheets

Assets	June 30,	December 31,
	2001	2000

	(Unaudited)

Current assets:
Cash and cash equivalents	$57,125,113	$80,703,890
Marketable securities	207,312	1,923,305
Notes Receivable from Officers	989,493	-
Inventories	541,893	625,148
Prepaid expenses and other receivables	724,514	717,013

Total current assets	59,588,325	83,969,356

Property and equipment, net	4,789,863	5,201,869
Intangible Assets	-	2,895,000
Investment in Global Wave	-	735,509
Goodwill & acquisition intangibles net of accumulated amortization of	3,144,886	4,005,202
Investment in BIZ, at cost	14,312,800	-
Other assets	1,327,627	1,277,525

	83,163,501	98,084,461

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued expenses	5,010,954	7,870,009
Deferred Revenue	277,778	-

Total current liabilities	5,288,732	7,870,009

Stockholders’ equity:
Common stock, $.01 par value. Authorized 75,000,000 shares as Class A; issued and outstanding 49,694,906 in 2001 and 47,051,197 in 2000	496,949	470,512
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; issued and outstanding 434,146 in 2001 and 779,211 in 2000	4,341	7,792
Capital in excess of par value	243,846,264	228,735,910
Deficit accumulated during the development stage	(166,680,097)	(140,923,066)
Accumulated other Comprehensive Income - unrealized gain on marketable securities	207,312	1,923,304

Total stockholders’ equity	77,874,769	90,214,452

	$83,163,501	$98,084,461

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended		Period from February 12, 1988 (inception) through
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000	June 30, 2001

Revenue	$191,698	$54,748	$265,136	$77,349	$859,733
Cost of sales	131,594	36,192	134,175	50,203	338,406

Gross margin	60,104	18,556	130,961	27,146	521,327

Operating expenses:
Selling, general, and administrative	6,489,035	5,972,218	13,496,443	12,019,582	97,784,039
Research and development	4,863,511	4,532,952	10,382,579	8,068,705	64,644,504
Goodwill Amortization	430,158	—	860,316	—	1,433,860
Write-off of Intangible Assets	—	—	1,562,500	—	1,562,500
In-Process Research & Development	—	—	—	—	2,176,000
Acquisition Costs	—	—	—	—	1,494,000
Write-off of goodwill	—	—	—	—	769,886
Aladdin license expense	—	—	—	—	3,889,000

	11,782,704	10,505,170	26,301,838	20,088,287	173,753,789

Other income (expense):
Interest Income	718,106	1,665,390	1,841,164	2,069,755	8,866,458
Interest Expense	—	—	—	—	(1,695,461)
Equity in losses of Global Wave	(886,390)	—	(1,427,318)	—	(4,833,809)
Gain on sale of marketable securities	—	—	—	542,457	542,457
License Fee	—	—	—	—	5,000,000
License Warrant Cost	—	—	—	—	(1,100,000)
Other income (expense)	—	—	—	—	(227,280)

	(168,284)	1,665,390	413,846	2,612,212	6,552,365

Net loss	(11,890,884)	(8,821,224)	(25,757,031)	(17,448,929)	(166,680,097)
Accrued dividends on preferred stock	—	—	—	—	4,350,597

Net loss to common stockholders	$(11,890,884)	$(8,821,224)	$(25,757,031)	$(17,448,929)	$(171,030,694)

Weighted average number of common shares outstanding during the period	50,074,806	46,717,415	49,545,369	45,893,036	17,292,630

Loss per common share	$(0.24)	$(0.19)	$(0.52)	$(0.38)	$(9.89)

See accompanying notes to unaudited consolidated financial statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Cash Flows
(Unaudited)

			Period from
			February 12, 1988
			(date of inception)
	Six months ended		through
	June 30,	June 30,	June 30,
	2001	2000	2001

Cash flows from operating activities:
Net loss	$(25,757,031)	$(17,448,929)	$(166,680,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	-	-	769,887
Depreciation and amortization	1,413,658	723,730	6,513,760
Reserve for note from affiliate	-	-	1,672,933
Amortization of Goodwill	860,316	-	1,433,860
Noncash expenses:
Accretion of assured incremental yield on convertible debt	-	-	119,000
Common stock issued in connection with License and Cross-License Agreement	-	-	1,124,960
Gain on sale of marketable securities	-	(542,457)	(542,457)
Equity in Net losses of Global Wave	1,427,318	-	4,833,809
Common stock issued for services rendered	-	108,333	3,600,198
Warrants issued as compensation for services	-	-	2,751,595
Issuance of warrants to Aladdin	-	-	2,939,000
Accrued interest on note payable	-	-	121,219
Preferred stock issued for services rendered	-	-	265,600
Compensation associated with issuance of stock options	367,891	-	1,320,963
Amortization of deferred compensation	-	-	398,660
Amortization of discount on notes payable	-	-	166,253
Common stock issued by principal stockholder for services rendered	-	-	565,250
In-process research and development	-	-	2,176,000
Write off of Ingangible Assets	1,562,500	-	1,562,500
Changes in assets and liabilities:
(Increase) in accrued interest on notes receivable	(26,173)	-	(26,173)
Increase in inventories	83,255	(44,866)	(541,893)
Increase in prepaid expenses and other receivables	(7,501)	(111,700)	(694,193)
Increase in other assets	(50,102)	(1,725,196)	(1,342,542)
Increase in deferred revenue	277,778	-	277,778
Increase (decrease) in accounts payable and accrued expenses	(2,531,864)	(1,936,735)	4,556,655

Net cash used in operating activities	(22,378,955)	(20,977,820)	(132,657,475)

Cash flows from investing activities:
Acquisition of property and equipment	(689,151)	(1,682,049)	(9,476,308)
Investment in Joint Venture	-	-	(4,142,000)
Short-term loans to affiliate	-	-	(1,672,934)
Acquisition of intangible assets	-	-	(2,500,000)
Organizational costs	-	-	(14,966)
Purchase of marketable securities	-	-	(1,620,000)
Proceeds from maturities/sales of marketable securities	-	2,162,457	2,162,457

Net cash provided by (used in) investing activities	(689,151)	480,408	(17,263,751)

Cash flows from financing activities:
Net proceeds from issuance of common stock	452,649	119,284,884	192,189,818
Net proceeds from issuance of preferred stock and warrants	-	-	12,283,031
Note receivable from stockholders & Officers	(963,320)	154,160	(963,320)
Proceeds from notes payable and warrants to stockholders	-	-	4,083,972
Repayments of notes payable to stockholders	-	-	(1,069,972)
Proceeds from notes payable and warrants	-	-	1,284,250
Repayments of note payable	-	-	(255,000)
Redemption of Preferred Stock	-	-	(506,440)

Net cash provided by financing activities	(510,671)	119,439,044	207,046,339

Net increase (decrease) in cash and cash equivalents	(23,578,777)	98,941,632	57,125,113

Cash and cash equivalents at beginning of period	80,703,890	6,290,045	-

Cash and cash equivalents at end of period	$57,125,113	$105,231,677	$57,125,113

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Unaudited)

common stock	Class A common stock		Class B common stock		Capital in excess of	Deficit accumulated during the development	Accumulated Other Comprehensive

	Shares	Amount	Shares	Amount	Par value	Stage	Income	Total

Balance at December 31, 2000	47,051,197	$470,512	779,211	$7,792	$228,735,910	$(140,923,066)	$1,923,304	$90,214,452

Net loss						(25,757,031)		(25,757,031)
Unrealized gain (loss) on marketable securities							(1,715,992)	(1,715,992)

Comprehensive income (loss)								(27,473,023)

Shares issued to acquire 3,600,000 shares of BIZ	2,000,000	20,000			14,292,800			14,312,800

Exercise of options to purchase Class A common stock	298,644	2,986			449,663			452,649

Compensation on Employee stock options issued					367,891			367,891

Exchange of Class B stock for Class A stock	345,065	3,451	(345,065)	(3,451)

Balance at June 30, 2001	49,694,906	$496,949	434,146	$4,341	$243,846,264	$(166,680,097)	$207,312	$77,874,769

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Notes To Consolidated Financial Statements

June 30, 2001 and 2000

             In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (the “Company”) as of June 30, 2001 and 2000, and the results of its operations and cash flows for the six months and quarter ended June 30, 2001 and 2000.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2000, included in its Form 10-K filed on April 2, 2001.  The results of operations for the three months ended  June 30, 2001 and the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

             The consolidated financial statements of the Company include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary and WaveXpress, a majority-owned subsidiary.  All significant intercompany transactions have been eliminated.

1.	Loss per Share:

             Loss per share of $(0.24) for the three months ended and $(0.52) for the six months ended June 30, 2001 is computed based on the weighted average number of common shares outstanding of 50,074,806 and 49,545,369, respectively.  The inclusion of common stock equivalents (warrants, options and convertible preferred stock) in this computation would be anti-dilutive; therefore basic and dilutive are the same.

2.	Capital Stock:

             During the six months ended June 30, 2001, the Company issued a total of 298,644 shares upon the exercise of incentive stock options by various employees.  The aggregate proceeds to the Company for the issuance of these options was $452,649 at an average exercise price of approximately $1.52 per share.

             On February 2, 2001 the Company issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ Interactive Zone Inc. (“BIZ”), a privately held company.  The Company’s investment in BIZ represents approximately 17.8% of the outstanding capital stock of BIZ.  Accordingly, the investment has been accounted for under the Cost Method of accounting, because the investment is less than 20% of the outstanding capital stock of BIZ and because the Company cannot exercise significant influence over BIZ.

3.	WaveXpress:

             In April 1999, the Company joined with Sarnoff Corporation to form a new joint venture, WaveXpress.  WaveXpress develops secure data broadcast architecture, infrastructure and content services.  This technology and these services are designed to allow broadcasters and other content providers to send digital content to properly equipped PC's by utilizing unused bandwidth in the Digital Television Spectrum.  Consumers would then be able to purchase this content directly through a secure network connection, thus enabling a significant new revenue stream for broadcasters.   On October 15, 1999, the Company and Sarnoff signed the Joint Venture Agreement, which formally established WaveXpress.  Under this agreement, Sarnoff and its affiliates received a 40% equity stake in WaveXpress.  The Company received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  The affiliates of the Company include Peter and Steven Sprague, the Chairman and Chief Executive Officer of the Company, respectively, certain members of the Board of Directors of the Company and certain employees.

             Wave has funded WaveXpress through a series of convertible notes with attached warrants.  The notes also bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of Common Stock of WaveXpress at varying prices per share.  If converted, on a fully diluted basis, which would include all stock, warrants and the WaveXpress employee stock option pool, the Company's equity interest would be approximately 77%. The equity interests of Sarnoff, the Company’s affiliates referred to above, and the WaveXpress employee stock option pool would be approximately 14%, 2% and 7%, respectively, on a fully diluted basis.  Through June 30, 2001, the Company had provided approximately $22.8 million in funds, including approximately $1.9 million in accrued interest.  These loan amounts are eliminated in consolidation.

             Neither Sarnoff nor any of the other minority shareholders have provided or are obligated to provide funding to WaveXpress.  Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of the Company as of June 30, 2001 and for the period then ended.  In addition, the Company has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress' balance sheet and operating results in its consolidated financial statements.  WaveXpress has incurred net losses of $2.3 million and $1.5 million for the quarters ended June 30, 2001 and 2000, respectively.  For the six months ended June 30, 2001, WaveXpress incurred a net loss of $7.2 million compared to a net loss of $3.8 million for the six months-ended June 30, 2000.

             In the quarter-ended March 31, 2001, the Company took a charge of $1,562,500 to write-off a technology license that it had purchased in connection with the development of the WaveXpress data broadcast system.  The write-off was the result of modifications to WaveXpress’ business model; consequently, the value of the license became impaired because it was no longer needed in the business and had no alternative uses.

4.	Global Wave:

             In June 2000, the Company increased its ownership percentage of Global Wave Limited (“Global Wave”) from 25% to 40%.  As part of the new joint venture agreement, the Company's partner in the venture, Redwave plc. (“Redwave”), agreed to contribute $7.5 million and 500,000 shares of the Company’s Common Stock held by Redwave, in exchange for 600,000 shares of Global Wave Class A Common Stock.   The Company received 400,000 shares of Global Wave Class B Common Stock in exchange for a technology license granted by the Company to Global Wave.  Prior to September 30, 2000, no value had been assigned to these shares, as the Company had not provided any funding to Global Wave.

             On October 10, 2000, the Company entered into an agreement with Global Wave and Redwave to subscribe for additional shares of Global Wave Class B Common Stock.  Under the terms of the agreement, the Company subscribed for 40,000 additional "B" shares of Global Wave at £100 per share (approximately $142.80), the consideration for which consisted of £1.5M (approximately $2.14M) in development costs incurred by the Company on behalf of Global Wave, £1.4M in cash ($2.0M), and £1.1M (approximately $1.6M) in future development services, for total consideration of £4.0M (approximately $5.7M).    In addition, Redwave has agreed to subscribe for an additional 60,000 Global Wave "A" shares, the consideration for which will consist of the conversion of debt and cash totaling £6.0M (£5,966,615 in debt and £33,385 in cash; approximately $8.6 million).  The resulting ownership interest in the venture will remain 60% for Redwave and 40% for the Company.

             Also, in October 2000, the Company and Redwave formed a joint venture holding company, Wave European Technologies plc, ("WET") for their European interests, including their respective 40% and 60% stakes in Global Wave.  Subsequent to the formation of WET, WET's name changed to Global Wave Group, plc., ("Global Wave Group")

             As of June 30, 2001, the Company has contributed approximately $4.1M of its committed investment.  Pursuant to the equity method of accounting, and because the Company has committed to provide funding to the venture, the Company has recognized its equity share (40%) of Global Wave's net losses for the quarter and the six months ended June 30, 2001; which totaled $886,000 and $1,427,000, respectively.  Because the Company had previously not provided any funding, and had not committed to provide any funding to Global Wave prior to September 2000, none of it's equity in the prior period losses were recognized by the Company in its financial statements for the period ended June 30, 2000.

5.	Notes Receivable from Officers

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

             Accrued interest on these notes totaled $26,173 as of June 30, 2001.

CERTAIN FORWARD–LOOKING INFORMATION:

             This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, but are not limited to, statements regarding contingencies, future prospects, liquidity and capital expenditures herein under “Part I Financial Information—Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and detailed in our other filings with the Commission during the past 12 months.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business	Wave Systems Corp. (“Wave” or “we”) offers powerful, next-generation solutions for electronic commerce and digital exchange. Wave is involved in the design, development, and marketing of the Embassy Trust® System, a comprehensive security infrastructure, consisting of tools and device components designed to be embedded in a range of user devices, such as personal computers, smart card readers and keyboards, digital set top boxes, cellular phones and other user devices, for the exchange of electronic content and services in a secure, trusted environment. Electronic content and services refers to any data, graphic, software, video or audio sequence that can be digitally transmitted or stored, as well as access to services such as broadcast or telecommunications services. Examples include archived newspaper and magazine articles, on-line books, music selections, clip-art, photographs and video games. Under Wave’s model, electronic content and service providers use the Wave System to allow consumers to purchase one-time, multiple or permanent use of their content or service, using a wide range of payment models including rental, pay-for-use, or outright purchase, much like a phone card or a pay-per-view cable system. Wave also offers a secure e-commerce shopping platform, iShopHere.com, which is designed to offer affinity groups who form digital relationships using Wave’s technologies, access to quality brands and retailers as well as special savings. The Wave System is designed to change today’s centralized e-commerce model by creating a de-centralized distribution and security system under which consumers will be able to make individual purchases of images, text, music or video, make use of software, or purchase traditional retail goods and services all from the consumer’s computer or other interactive device. This means that content, goods and services can be consumed with more efficient and flexible pricing, broader distribution opportunities, greater protection against unauthorized usage and with better privacy protection of the consumer’s sensitive information.

Our Market	Wave’s long-term strategy is to achieve broad market acceptance of the Wave System as a standard platform for the secure delivery of electronic content and services and to build a network of services for this platform. The growth of e-commerce is creating consumer demand for a powerful merchandising interface at the point of purchase, whether in the office or at home. The business world is creating new customer and supplier value chains which require new approaches to the protection of information and content which flows over public, shared networks. Content providers seek a system that will allow consumers to pay royalties easily and quickly for usage while allowing both customized and broad, inexpensive distribution. Consumers in turn seek enhanced control of their individual privacy and secure storage of sensitive information. Wave’s creation of the trusted client model allows important new approaches to addressing issues regarding the authentication of identities, the protection of content and services, and the distribution of electronic commerce transactions. These three capabilities are key to building a network of end-users and conducting e-commerce transactions.

Our Product	The Wave System consists of EMBASSY ®, EMBedded Application Security SYstem in consumer devices that provides a core hardware and software foundation for consumers to purchase electronic content and access services on a flexible purchase basis. The EMBASSY platform is a programmable, low cost “system within a system” that can perform independent transactions such as meter pay-per-use of electronic content, store sensitive information such as identities, credit information and account balances, and run secure applications for pay-per-use access to software. The EMBASSY platform is an open model based on security hardware originally designed for use with “smart cards” that can be integrated into personal computers and peripherals, interactive televisions or used as independent components. The WaveMeter application running in the EMBASSY platform allows e-commerce transactions to occur without the expense of a real-time network connection for every transaction. Wave has also developed a software version of the WaveMeter application that offers many of the features of the hardware version. The WaveMeter server enables electronic content owners to securely sell usage of their intellectual property from a Web site. This secure electronic content delivery service, offered through the WaveMeter server, does not require either the consumer or the publisher to install any additional hardware or software. The EMBASSY securely stores electronic funds and transaction information about the usage of electronic content to be transmitted securely to a WaveNet central transaction processing center periodically. The WaveNet application manages electronic codes for scrambling and unscrambling electronic content, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and provide user and usage data to electronic content owners. The Wave System is designed to be compatible with existing content delivery systems, such as CD-ROMs and the Internet. Using these Wave-enabled distribution systems, electronic content providers can distribute their products in a secure format and offer them for sale through the EMBASSY platform, which in turn allows consumers to purchase and access the electronic content when desired.

The iShopHere.com e-commerce shopping network provides consumers and affinity groups access to quality brands and retailers. By combining iShopHere.com’s access to leading merchants with Wave’s EMBASSY Trusted Client e-commerce technologies, a new secure offering can be made available that allows consumers to complete transactions over the Internet with advanced security and reliability and trust.

R&D	We are a development stage company and have realized minimal operating revenues since our inception. At June 30, 2001, we had an accumulated deficit of approximately $166.7 million. We have made a substantial investment in research and development, of $4.9 million and $10.4 million for the quarter and year to date period ended June 30, 2001, and we expect that we will be required to continue to make substantial investments in our products and technology. For the years ended December 31, 2000, 1999, and 1998, we spent approximately $20.9 million, $10.7 million and $6.2 million, respectively, on research and development activities (which amounts include the value of stock issued). In addition, we licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997. From our inception in February 1988 through June 2001, we have spent approximately $65 million on research and development activities.

             Wave was incorporated in Delaware on August 12, 1988; and was known previously as Indata Corp. We changed our name to Cryptologics International, Inc. on December 4, 1989; and to Wave Systems Corp. in January 1993.  Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and our telephone number is (413) 243-1600.

Results of Operations

Three Months Ended June 30, 2001 and 2000

             For the three months ended June 30, 2001, Wave had revenues of  $191,698 from a combination of sales of hardware, and services.  For the three months ended June 30, 2000, revenues were $54,748.  The increase in revenues resulted primarily from increased hardware and service revenues.  WaveXpress had no revenues for the three months ended June 30, 2001 and June 30, 2000.

             Selling, general and administrative expenses for the three months ended June 30, 2001 were $6,489,035 as compared to $5,972,218 for the comparable period of 2000, an increase of 9%.  The increase was primarily due to the expenses of  iShopHere.com, which Wave acquired in August 2000, increased headcount in Wave’s French sales office to support Wave’s European business development opportunites incuding the Cyber-comm and FINREAD projects, increased marketing and communications expenses, and increased benefit costs.  WaveXpress’ selling, general and administrative expenses were $1,292,826 and $1,142,158 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 13%.  This increase was due to increased selling, general and administrative personnel, and amortization expense of leasehold improvements.

             Research and development expenses for the three months ended June 30, 2001 were $4,863,511, as compared to $4,532,952 for the comparable period of 2000, an increase of 7%.  This increase was primarily attributable to increased salary and benefit costs associated with increased in headcount related to the continued research and development of the Embassy Trust System during the three month period ended June 30, 2001.  WaveXpress’ research and development expenditures were $1,038,668 and $1,168,726 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 11%.  This decrease was the result of lower consultant expenditures for the three months ended June 30, 2001 versus the three months ended June 30, 2000.

             In addition to the increases in research and development and selling, general and administrative expenses referred to above, Wave recognized $430,158 in goodwill amortization for the three months ended June 30, 2001 associated with the acquisition of iShopHere.com.

             Interest income for the three months ended June 30, 2001 was $718,106 as compared to $1,665,390 for the comparable period of 2000.  The decrease in interest income is primarily attributable to a decrease in interest-bearing assets, and a decrease in interest rates earned on those investments compared with the same period in 2000.

             Wave recognized its equity in the losses of Global Wave, plc. of $886,390 for the quarter-ended June 30, 2001 versus no losses having been recognized for the quarter ended June 30, 2000.  Wave did not begin recognizing losses on this investment until September 2000 as it had not previously provided funding, nor had it committed to provide funding to the joint venture.

             Due to the reasons set forth above, our net loss to common stockholders for the three months ended June 30, 2001 was $11,890,884 as compared to $8,821,224 for the comparable period of 2000.

Six months Ended June 30, 2001 and 2000

             For the six months ended June 30, 2001 and June 30, 2000, we had revenues of  $265,136 and $77,349, respectively.  The increase was due to increased hardware sales and service revenues.  WaveXpress had no revenues for the six months ended June 30, 2001 and June 30, 2000.

             Selling, general and administrative expense for the six months ended June 30, 2001 were $13,496,443 as compared to $12,019,582 for the comparable period of 2000, an increase of 12%.  The increase was primarily due to the expenses of  iShopHere.com, which Wave acquired in August 2000, an increase in headcount in Wave’s French sales office, an increase in marketing and communications expenses, and an increase in benefit costs.  In addition, WaveXpress’ selling, general and administrative expenses were $2,875,239 and $2,081,599 for the six months-ended June 30, 2001 and 2000, respectively, an increase of 38%.  The increase was due to increases in salary and benefits’ cost, consulting expenses and increases in depreciation and amortization.

             Research and development expenses for the six months ended June 30, 2001 were $10,382,579 as compared to $8,068,705 for the comparable period of 2000, an increase of 29%.  This increase was primarily attributable to increased expenditures associated with WaveXpress and increases in the headcount associated with the continued research and development of the Embassy Trust System during the first six months of 2001.  WaveXpress’ research and development expenses were $2,723,349 for the six months ended June 30, 2001 versus $1,708,658 for the same period in 2000, an increase of 37%.  The increase was attributable to increases in salary, benefits’ cost and consulting expenditures associated with the continued development of WaveXpress’ data broadcasting technology.

             In addition to the increases in research and development and selling, general and administrative expenses referred to above, Wave recognized $860,316 in goodwill amortization for the six months ended June 30, 2001 associated with the acquisition of iShopHere.com.  Also, during the six months ended June 30, 2001, Wave incurred an impairment charge associated with a technology license that it had purchased in connection with the development of its WaveXpress data broadcast system which totaled $1,562,500.  The write-off was the result of modifications to WaveXpress’ business model; consequently, the value of the license became impaired because it was no longer needed in the business and had no alternative uses.  No such charges were incurred for the six months ended June 30, 2000.

             Interest income for the six months ended June 30, 2001 was $1,841,164 as compared to $2,069,755 for the same period in 2000.  This decrease was related to the decrease in interest bearing assets, and decreased rates earned on those assets during the six month period ended June 30, 2001 versus 2000.

             During the six months ended June 30, 2000 Wave realized a gain of $542,457 upon the sale of 1,000,000 shares of Internet Technology Group, plc.; while no such gains were realized for the six months ended June 30, 2001.

             Due to the reasons set forth above, our net loss to common stockholders for the six months ended June 30, 2001 was $25,757,031 as compared to $17,448,929 for the comparable period of 2000.

Liquidity and Capital Resources

             Wave has experienced net losses and negative cash flow from operations since our inception, and, as of June 30, 2001, had a $166,680,097 deficit accumulated during the development stage, and stockholders’ equity of $77,874,769.  Wave has financed its operations through June 30, 2001 principally through the issuance of Class A and B Common Stock and various series’ preferred stock, for total proceeds of $244,348,000.

             On March 7, 2000, Wave sold 3,600,800 shares of its Class A Common Stock at a price of $34.00 per share in a private placement to a group of institutional and accredited investors; for an aggregate purchase price of $122.4 million.   Net proceeds of the offering were approximately $114.9 million.   It is anticipated that the proceeds from this financing will be sufficient to fund operations into the year 2002.  It may be necessary to raise additional capital from time to time, through equity or debt financings, in order to capitalize on future business opportunities.  Wave cannot provide any assurance, however that capital will be available under any such financings.

             As of June 30, 2001, Wave had $57,125,113 in cash and cash equivalents.  As of December 31, 2000, Wave had $80,703,890 in cash and cash equivalents.  Wave had marketable securities with a value of $207,312 and $1,923,305 at June 30, 2001 and December 31, 2000, respectively.  The decrease in cash and cash equivalents resulted from $22,378,955 used in operating activities, $689,151 was used to purchase property and equipment and $510,671 used in financing activities, which amount includes loans to officers of $963,320.

             At June 30, 2001, Wave had working capital of $54,299,591.  Wave expects to incur substantial additional expenses resulting in significant losses for the foreseeable future, due to minimal revenues and increased sales and marketing expenses associated with market entry, and continued research and development costs.  Wave anticipates that its existing capital resources will be adequate to satisfy its capital requirements into the year 2002. Beyond that, in order to continue operations, Wave will likely need to raise additional funds through public or private financings.  Wave has no current commitment to obtain additional funds, nor can Wave state the amount or source of such additional funds.

             As of December 31, 2000, Wave had net operating loss carryforwards for tax return purposes of approximately $104.9 million; which expire beginning in 2003 through 2020.  Pursuant to the Internal Revenue Code, Section 382, annual utilization of Wave’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  Wave has not determined whether there has been such a cumulative change in ownership or the impact on the utilization of the loss carryforwards if such change has occurred.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

             The exposure to market risk associated with interest rate-sensitive instruments is not material to Wave. Our investment portfolio consists primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.  In addition, we hold a minority equity investment in a publicly traded company, the value of which is subject to market price volatility.

PART II - OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of Security Holders

             On June 25, 2001, Wave held its Annual Meeting of shareholders.  At the Annual Meeting, the shareholders voted on the election of seven directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified.  The previous board was re-elected with the following results:

DIRECTOR	FOR	WITHHELD

Peter J. Sprague	43,859,880	828,487

John E. Bagalay, Jr.	44,468,845	219,522

Michael Seedman	44,471,045	217,322

George Gilder	43,725,890	962,477

John E. McConnaughy, Jr.	44,096,192	592,175

Steven Sprague	44,419,745	268,622

Nolan Bushnell	44,465,310	223,057

Item 6	Exhibits and Reports on Form 8-K

Exhibits

		27	Financial Data Schedule

Reports on Form 8-K: None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001

WAVE SYSTEMS CORP.
(Registrant)

By: /s/ Peter J. Sprague
	Name:	Peter J. Sprague
	Title:	Chairman of the Board
(Duly Authorized Officer of the Registrant)

By: /s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer