Form 10-Q
period 2001-09-30
WAVE SYSTEMS CORP
filed 2001-11-14
CIK 919013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes  ☒  No    ☐

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2001: 49,873,928 shares of Class A Common Stock and  414,146 shares of Class B Common Stock.

PART I -                FINANCIAL INFORMATION

Item 1.                    Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Balance Sheets

Assets	September 30,	December 31,
	2001	2000
	(Unaudited)
Current assets:
Cash and cash equivalents	$49,016,059	$80,703,890
Cash collected on behalf of charities	1,309,558	-
Marketable equity securities	44,269	1,923,305
Notes Receivable from Officers	1,347,078	-
Inventories	-	625,148
Prepaid expenses and other receivables	886,954	717,013
Total current assets	52,603,918	83,969,356
Property and equipment, net	4,336,129	5,201,869
Intangible Assets	-	2,895,000
Investment in Global Wave	-	735,509
Goodwill & acquisition intangibles net of accumulated amortization	2,714,728	4,005,202
Marketable equity securities	11,561,560	-
Other assets	1,452,330	1,277,525
	72,668,665	98,084,461
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	6,669,650	7,870,009
Due to Charities	1,476,961	-
Deferred revenue	378,953	-

Total current liabilities	8,525,564	7,870,009
Stockholders’ equity:
Common stock, $.01 par value. Authorized 75,000,000 shares as Class A; issued and outstanding 49,873,928 in 2001 and 47,051,197 in 2000	498,740	470,512
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; issued and outstanding 414,146 in 2001 and 779,211 in 2000	4,141	7,792
Capital in excess of par value	244,227,373	228,735,910
Deficit accumulated during the development stage	(177,880,181)	(140,923,066)
Accumulated other Comprehensive Income – unrealized gain (loss) on marketable equity securities	(2,706,970)	1,923,304
Total stockholders’ equity	64,143,103	90,214,452
	$72,668,665	$98,084,461

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended		Period from February 12, 1988 (inception) through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000	2001

Revenue	$224,768	$81,793	$489,904	$159,142	$1,084,501
Cost of sales	83,914	5,113	218,089	55,316	422,320
Gross margin	140,854	76,680	271,815	103,826	662,181
Operating expenses:
Selling, general, and administrative	6,483,629	7,018,731	19,980,072	19,038,313	104,267,668
Research and development	4,454,494	6,216,845	14,837,073	14,285,550	69,098,998
Goodwill Amortization	430,158	137,553	1,290,474	137,553	1,864,018
Write-off of Intangible Assets	—	—	1,562,500	—	1,562,500
In-Process Research & Development	—	2,176,000	—	2,176,000	2,176,000
Acquisition Costs	—	—	—	—	1,494,000
Write-off of goodwill	—	—	—	—	769,886
Aladdin license expense	—	—	—	—	3,889,000
	11,368,281	15,549,129	37,670,119	35,637,416	185,122,070
Other income (expense):
Interest Income	518,305	1,609,557	2,359,469	3,679,312	9,384,763
Interest Expense	—	—	—	—	(1,695,461)
Equity in losses of Global Wave	(490,962)	(2,320,000)	(1,918,280)	(2,320,000)	(5,324,771)
Gain on sale of marketable securities	—	—	—	542,457	542,457
License Fee	—	—	—	—	5,000,000
License Warrant Cost	—	—	—	—	(1,100,000)
Other income (expense)	—	—	—	—	(227,280)
	27,343	(710,443)	441,189	1,901,769	6,579,708
Net loss	(11,200,084)	(16,182,892)	(36,957,115)	(33,631,821)	(177,880,181)
Accrued dividends on preferred stock	—	—	—	—	4,350,597
Net loss to common stockholders	$(11,200,084)	$(16,182,892)	$(36,957,115)	$(33,631,821)	$(182,230,778)
Weighted average number of commonshares outstanding during the period	50,229,272	47,148,603	49,821,706	45,630,821	17,732,013
Loss per common share	$(0.22)	$(0.34)	$(0.74)	$(0.74)	$(10.28)

See accompanying notes to unaudited consolidated financial statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from
			February 12, 1988
			(date of inception)
	Nine months ended		through
	September 30,	September 30,	September 30,
	2001	2000	2001

Cash flows from operating activities:
Net loss	$(36,957,115)	$(33,631,821)	$(177,880,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	-	-	769,887
Depreciation and amortization	1,983,062	1,547,658	7,083,164
Reserve for note from affiliate	-	-	1,672,933
Amortization of Goodwill	1,290,474	137,533	1,864,017
Noncash expenses:
Accretion of assured incremental yield on convertible debt	-	-	119,000
Common stock issued in connection with License and Cross-License Agreement	-	-	1,124,960
Gain on sale of marketable securities	-	(542,457)	(542,457)
Equity in Net losses of Global Wave	1,918,280	2,320,000	5,324,771
Common stock issued for services rendered	-	108,333	3,600,198
Warrants issued as compensation for services	-	-	2,751,595
Issuance of warrants to Aladdin	-	-	2,939,000
Accrued interest on note payable	-	-	121,219
Preferred stock issued for services rendered	-	-	265,600
Compensation associated with issuance of stock options	524,886	-	1,477,958
Amortization of deferred compensation	-	-	398,660
Amortization of discount on notes payable	-	-	166,253
Common stock issued by principal stockholder for services rendered	-	-	565,250
In-process research and development	-	2,176,000	2,176,000
Write off of Intangible Assets	1,562,500	-	1,562,500
Changes in assets and liabilities:
(Increase) in accrued interest on notes receivable	(47,439)	-	(47,439)
(Increase) decrease in inventories	625,148	(62,357)	-
(Increase) decrease in prepaid expenses and other receivables	(169,941)	(231,568)	(856,633)
(Increase) decrease in other assets	(174,805)	(1,716,894)	(1,467,245)
Increase in deferred revenue	378,953	209,426	378,953
Increase in cash restricted on behalf of charities	(1,309,558)	-	(1,309,558)
Increase in amounts due charities	1,476,961	-	1,476,961
Increase (decrease) in accounts payable and accrued expenses	(1,363,129)	(130,292)	5,724,391

Net cash used in operating activities	(30,261,723)	(29,789,534)	(140,540,243)

			Period from
			February 12, 1988
			(date of inception)
	Nine months ended		through
	September 30,	September 30,	September 30,
	2001	2000	2001
Cash flows from investing activities:
Acquisition of property and equipment	(804,822)	(3,181,617)	(9,591,978)
Investment in Global Wave	-	(1,450,043)	(4,142,000)
Short-term loans to affiliate	-	-	(1,672,934)
Note Receivable	-	(840,809)	-
Acquisition of intangible assets	-	-	(2,500,000)
Organizational costs	-	-	(14,966)
Purchase of marketable securities	-	-	(1,620,000)
Proceeds from maturities/sales.of marketable securities	-	2,162,457	2,162,457

Net cash used in investing activities	(804,822)	(3,310,012)	(17,379,421)

Cash flows from financing activities:
Net proceeds from issuance of common stock	678,353	120,637,224	192,415,521
Net proceeds from issuance of preferred stock and warrants	-	-	12,283,031
Note receivable from stockholders & Officers	(1,299,639)	154,160	(1,299,639)
Proceeds from notes payable and warrants to stockholders	-	-	4,083,972
Repayments of notes payable to stockholders	-	-	(1,069,972)
Proceeds from notes payable and warrants	-	-	1,284,250
Repayments of note payable	-	-	(255,000)
Redemption of Preferred Stock	-	-	(506,440)

Net cash provided by (used in) financing activities	(621,286)	120,791,384	206,935,723

Net increase (decrease) in cash and cash equivalents	(31,687,831)	87,691,838	49,016,059

Cash and cash equivalents at beginning of period	80,703,890	6,290,045

Cash and cash equivalents at end of period	$49,016,059	$93,981,883	$49,016,059

Supplemental information about noncash investing and financing activities:

    On February 2, 2001, additional common stock was issued to acquire 3,600,000 shares of BIZ Interactive Zone for $14,312,800, see Note 2.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

						Deficit
						accumulated	Accumulated
	Class A		Class B		Capital	during the	Other
	common stock		common stock		in excess of	development	Comprehensive
	Shares	Amount	Shares	Amount	Par value	Stage	Income (Loss)	Total
Balance at December 31, 2000	47,051,197	$470,512	779,211	$7,792	$228,735,910	$(140,923,066)	$1,923,304	$90,214,452

Net loss						(36,957,115)		(36,957,115)
Unrealized loss on marketable securities							(4,630,274)	(4,630,274)
Comprehensive loss								(41,587,389)
Shares issued to acquire 3,600,000 shares of BIZ	2,000,000	20,000			14,292,800			14,312,800

Exercise of options to purchase Class A common stock	457,666	4,577			673,776			678,353

Compensation expense related to Employee stock option grants					524,886			524,886
Exchange of Class B stock for Class A stock	365,065	3,651	(365,065)	(3,651)

Balance at September 30, 2001	49,873,928	$498,740	414,146	$4,141	$244,227,373	$(177,880,181)	$(2,706,970)	$64,143,103

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Notes To Consolidated Financial Statements

September 30, 2001 and 2000

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (“Wave”) as of September 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the nine months and quarter ended September 30, 2001 and 2000.  Certain amounts in prior periods have been reclassified to conform to the current year presentation.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2000, included in its Form 10-K filed on April 2, 2001.  The results of operations for the three months ended September 30, 2001 and the nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

        The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary and WaveXpress (“WaveXpress”), a majority-owned subsidiary.  All significant intercompany transactions have been eliminated.

1.     Loss per Share:

        Loss per share for the three months and nine months ended September 30, 2001 is computed based on the weighted average number of common shares outstanding.  The inclusion of common stock equivalents (warrants and options) in this computation would be anti-dilutive; therefore basic and dilutive are the same.

2.     Capital Stock:

        During the nine months ended September 30, 2001, Wave issued a total of 457,666 shares upon the exercise of incentive stock options by various employees.  The aggregate proceeds to Wave for the issuance of these options was $678,353 at an average exercise price of approximately $1.48 per share.

        On February 2, 2001 Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ Interactive Zone Inc. (“BIZ”), a privately held company.  Wave’s investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ.  Accordingly, the investment had been accounted for under the cost method of accounting, because the investment is less than 20% of the outstanding capital stock of BIZ and because Wave could not exercise significant influence over BIZ.  On August 24, 2001 Litronic, Inc. and BIZ completed a merger of the two companies and renamed the newly formed company SSP Solutions, Inc. (“SSP”).  As a result of the merger, Wave now holds 3,083,083 shares (14.95%) of the Common Stock of SSP.  Wave has accounted for this investment as non-current marketable equity securities available for sale based upon our intent to hold these securities as a long-term investment.  As of September 30, 2001, this investment was valued at $11,561,560 based on that day’s closing price of SSP on the NASDAQ national exchange of  $3.75 per share.

3.     WaveXpress:

            In April 1999, Wave joined with Sarnoff Corporation to form a new joint venture, WaveXpress.  WaveXpress develops secure data broadcast architecture, infrastructure and content services.  This technology and these services are designed to allow broadcasters and other content providers to send digital content to properly equipped PC's by utilizing unused bandwidth in the Digital Television Spectrum or broadcast over cable television lines.  Consumers would then be able to purchase this content directly through a secure network connection, thus enabling a significant new revenue stream for broadcasters.   On October 15, 1999, Wave and Sarnoff signed the Joint Venture Agreement, which formally established WaveXpress.  Under this agreement, Sarnoff and its affiliates received a 40% equity stake in WaveXpress.  Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  The affiliates of Wave include Peter and Steven Sprague, the Chairman and Chief Executive Officer of Wave, respectively, certain members of the Board of Directors of Wave and certain employees.

        Wave has funded WaveXpress through a series of convertible notes with attached warrants.  The notes also bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of Common Stock of WaveXpress at varying prices per share.  If converted, on a fully diluted basis, which would include all stock, warrants and the WaveXpress employee stock option pool, Wave's equity interest would be approximately 77%. The equity interests of Sarnoff, Wave’s affiliates referred to above, and the WaveXpress employee stock option pool would be approximately 14%, 2% and 7%, respectively, on a fully diluted basis.  Through September 30, 2001, Wave had provided approximately $24.4 million in funds to WaveXpress, including approximately $2.3 million in accrued interest.  This amount also includes approximately $1.5 million for the purchase of 333,333 additional shares of WaveXpress upon the exercise of warrants at an exercise price of $4.50 per share.  These amounts are eliminated in consolidation.

    Neither Sarnoff nor any of the other minority shareholders have provided or are obligated to provide funding to WaveXpress.  Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of Wave as of September 30, 2001 and for the period then ended.  In addition, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress' balance sheet and operating results in its consolidated financial statements.  WaveXpress has incurred net losses of $1.5 million and $3.3 million for the quarters ended September 30, 2001 and 2000, respectively.  For the nine months ended September 30, 2001, WaveXpress incurred a net loss of $8.7 million compared to a net loss of $7.1 million for the nine months-ended September 30, 2000.

    In the quarter-ended March 31, 2001, Wave took a charge of $1,562,500 to write-off a technology license that it had purchased in connection with the development of the WaveXpress data broadcast system.  The write-off was the result of modifications to WaveXpress’ business model; consequently, the value of the license became impaired because it was no longer needed in the business and had no alternative uses.

4.      Global Wave:

            In September 2000, Wave increased its ownership percentage of Global Wave Limited (“Global Wave”) from 25% to 40%.  As part of the new joint venture agreement, Wave's partner in the venture, Redwave plc. (“Redwave”), agreed to contribute $7.5 million and 500,000 shares of Wave’s Common Stock held by Redwave, in exchange for 600,000 shares of Global Wave Class A Common Stock.   Wave received 400,000 shares of Global Wave Class B Common Stock in exchange for a technology license granted by Wave to Global Wave.  Prior to September 30, 2000, no value had been assigned to these shares, as Wave had not provided any funding to Global Wave.

    On October 10, 2000, Wave entered into an agreement with Global Wave and Redwave to subscribe for additional shares of Global Wave Class B Common Stock.  Under the terms of the agreement, Wave subscribed for 40,000 additional "B" shares of Global Wave at £100 per share (approximately $142.80), the consideration for which consisted of £1.5 million (approximately $2.14 million) in development costs incurred by Wave on behalf of Global Wave, £1.4 million in cash ($2.0 million), and £1.1 million (approximately $1.6 million) in future development services, for total consideration of £4.0 million (approximately $5.7 million).    In addition, Redwave has agreed to subscribe for an additional 60,000 Global Wave "A" shares, the consideration for which will consist of the conversion of debt and cash totaling £6.0 million (£5,966,615 in debt and £33,385 in cash; approximately $8.6 million).  The resulting ownership interest in the venture will remain 60% for Redwave and 40% for Wave.

    Also, in October 2000, Wave and Redwave formed a joint venture holding company, Wave European Technologies plc, ("WET") for their European interests, including their respective 40% and 60% stakes in Global Wave.  Subsequent to the formation of WET, WET's name changed to Global Wave Group, plc., ("Global Wave Group").

    As of September 30, 2001, Wave has contributed approximately $4.1 million of its committed investment.  Pursuant to the equity method of accounting, and because Wave has committed to provide funding to the venture, Wave has recognized its equity share (40%) of Global Wave's net losses for the quarter and the nine months ended September 30, 2001; which totaled $491,000 and $1,918,000, respectively.  For both the quarter and nine month periods ended September 30, 2000, Wave recognized equity in the net losses of Global Wave of $2,320,000.

5.      Cash Collected on Behalf of Charities

    As of September 30, 2001 Wave held cash received on behalf of charities of $1,309,558, primarily from donors to the New York Times 9/11 Disaster Relief Fund.  In addition, Wave has a receivable from its credit card processor of $167,403, associated with these donations.  The total of $1,476,961 is reflected as due to charities in the September 30, 2001 financial statements, and is payable within 30 days.

6.     Notes Receivable from Officers

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum is due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate.

        During 2001, Wave has made personal loans to Mr. Peter J. Sprague, Chairman of Wave as evidenced by demand notes totaling approximately $1,050,000. These notes carry a term of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest.

        Accrued interest on these notes totaled $47,000 as of September 30, 2001.

7.     Recent Accounting Pronouncements

        On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued Statements No. 141, Business Combinations (“SFAS 141”) and No. 142 Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Poolings initiated prior to June 30, 2001 are grandfathered.  SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test.  SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets.  After transition, the impairment tests will be performed annually.  A company must adopt SFAS 142 at the beginning of the fiscal year.  Thus, as a calendar year-end company, Wave must adopt SFAS. 142 no later than January 1, 2002.  Wave is currently examining the impact of this pronouncement on its results of operations and financial position, but currently believes the impact will not be material.

        FASB recently issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset.  The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  Wave is currently examining the impact of this pronouncement on its results of operations and financial position, but currently believes the impact will not be material.

        On October 3, 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (“SFAS 121”).  SFAS 144, retains many of the fundamental provisions of SFAS 121.  SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“ABP 30”), for the disposal of a segment of a business.  However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale.  SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.  Wave is currently examining the impact of this pronouncement on its results of operations and financial position, but currently believes the impact will not be material.

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

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business........... Wave offers powerful, next-generation solutions for electronic commerce and digital exchange.  Wave is involved in the design, development, and marketing of the Embassy Trust® System, a comprehensive security infrastructure, consisting of tools and device components designed to be embedded in a range of user devices, such as personal computers, smart card readers and keyboards, digital set top boxes, cellular phones and other user devices, for the exchange of electronic content and services in a secure, trusted environment.  Electronic content and services refers to any data, graphic, software, video or audio sequence that can be digitally transmitted or stored, as well as access to services such as broadcast or telecommunications services.  Examples include archived newspaper and magazine articles, on-line books, music selections, clip-art, photographs and video games.  Under Wave’s model, electronic content and service providers use the Wave System to allow consumers to purchase one-time, multiple or permanent use of their content or service, using a wide range of payment models including rental, pay-for-use, or outright purchase, much like a phone card or a pay-per-view cable system.  Wave also offers a secure e-commerce shopping platform, iShopHere.com, which is designed to offer affinity groups who form digital relationships using Wave’s technologies, access to quality brands and retailers as well as special savings.  The Wave System is designed to change today’s centralized e-commerce model by creating a de-centralized distribution and security system under which consumers will be able to make individual purchases of images, text, music or video, make use of software, or purchase traditional retail goods and services all from the consumer’s computer or other interactive device.  This means that content, goods and services can be consumed with more efficient and flexible pricing, broader distribution opportunities, greater protection against unauthorized usage and with better privacy protection of the consumer’s sensitive information.

Our Market............... Wave’s long-term strategy is to achieve broad market acceptance of the Wave System as a standard platform for the secure delivery of electronic content and services and to build a network of services for this platform.  The growth of e-commerce is creating consumer demand for a powerful merchandising interface at the point of purchase, whether in the office or at home.  The business world is creating new customer and supplier value chains which require new approaches to the protection of information and content which flows over public, shared networks.  Content providers seek a system that will allow consumers to pay royalties easily and quickly for usage while allowing both customized and broad, inexpensive distribution.  Consumers in turn seek enhanced control of their individual privacy and secure storage of sensitive information.  Wave’s creation of the trusted client model allows important new approaches to addressing  issues regarding the authentication of identities, the protection of content and services, and the distribution of electronic commerce transactions.  These three capabilities are key to building a network of end-users and conducting e-commerce transactions.

Our Product............. The Wave System consists of EMBASSY ®, EMBedded Application Security SYstem in consumer devices that provides a core hardware and software foundation for consumers to purchase electronic content and access services on a flexible purchase basis.  The EMBASSY platform is a programmable, low cost “system within a system” that can perform independent transactions such as meter pay-per-use of electronic content, store sensitive information such as identities, credit information and account balances, and run secure applications for pay-per-use access to software.  The EMBASSY platform is an open model based on security hardware originally designed for use with “smart cards” that can be integrated into personal computers and peripherals, interactive televisions or used as independent components.  The WaveMeter application running in the EMBASSY platform allows e-commerce transactions to occur without the expense of a real-time network connection for every transaction.  Wave has also developed a software version of the WaveMeter application that offers many of the features of the hardware version.  The WaveMeter server enables electronic content owners to securely sell usage of their intellectual property from a Web site. This secure electronic content delivery service, offered through the WaveMeter server, does not require either the consumer or the publisher to install any additional hardware or software.  The EMBASSY securely stores electronic funds and transaction information about the usage of electronic content to be transmitted securely to a WaveNet central transaction processing center periodically.  The WaveNet application manages electronic codes for scrambling and unscrambling electronic content, processes credit and usage charges, automatically obtains credit authorization, calculates royalty distributions, and provides user and usage data to electronic content owners.  The Wave System is designed to be compatible with existing content delivery systems, such as CD-ROMs and the Internet.  Using these Wave-enabled distribution systems, electronic content providers can distribute their products in a secure format and offer them for sale through the EMBASSY platform, which in turn allows consumers to purchase and access the electronic content when desired.

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

R&D

Wave is a development stage company and has realized minimal operating revenues since its inception.  At September 30, 2001, Wave had an accumulated deficit of approximately $177.9 million.  Wave has made a substantial investment in research and development of $4.5 million and $14.8 million for the quarter and year to date period ended September 30, 2001, and expects that it will be required to continue to make substantial investments in our products and technology.  For the years ended December 31, 2000, 1999, and 1998, Wave spent approximately $20.9 million, $10.7 million and $6.2 million, respectively, on research and development activities (which amounts include the value of stock issued).  In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997.  From our inception in February 1988 through September 2001, Wave have spent approximately $69 million on research and development activities.

Wave was incorporated in Delaware on August 12, 1988; and was known previously as Indata Corp. Wave changed its name to Cryptologics International, Inc. on December 4, 1989; and to Wave Systems Corp. in January 1993.  Its principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and our telephone number is (413) 243-1600.

Results of Operations

Three Months Ended September 30, 2001 and 2000

        For the three months ended September 30, 2001, Wave had revenues of  $224,768 which consisted primarily of  service contract revenues.  The service contract revenue consists primarily of revenue associated with a $5 million development contract with SSP Solutions, Inc. (“SSP”), a shareholder of Wave.  Revenue on this project is being recognized on a percentage of completion basis, and is subject to cash received and milestones accomplished.  For the three months ended September 30, 2000, revenues were $81,793 primarily from license fees and hardware sales.  The increase in revenues resulted primarily from increased service contract revenues.  WaveXpress had  revenues of $19,800 for the three months ended September 30, 2001 and had no revenues for the three month period ended September 30, 2000.

        Selling, general and administrative expenses for the three months ended September 30, 2001 were $6,483,629 as compared to $7,018,731 for the comparable period of 2000, a decrease of 8%.  The decrease was primarily due to decreases in salary and benefit costs, and reductions in consulting and recruiting expenses.  WaveXpress’ selling, general and administrative expenses were $1,147,899 and $1,324,943 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 13%.  This decrease was due to decreases in headcount in several general and administrative departments.

        Research and development expenses for the three months ended September 30, 2001 were $4,454,494, as compared to $6,216,845 for the comparable period of 2000, a decrease of 28%.  This decrease was primarily attributable to decreases in consultant expenditures associated with the development and commercialization of Wave’s Embassy Trust System, the Wavenet commerce applications and WaveXpress’ digital broadcast architecture and content.  These research and development efforts have been scaled down considerably as Wave is shifting its focus more towards product marketing.  WaveXpress’ research and development expenditures were $382,287 and $1,998,149 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 81%.  This decrease was the result of lower consultant expenditures as described above for the three months ended September 30, 2001 versus the three months ended September 30, 2000.  Wave expects development expenditures of WaveXpress to remain somewhat flat over the foreseeable future.

        Wave incurred $430,158 in goodwill amortization for the three months ended September 30, 2001 associated with the acquisition of iShopHere.com versus $137,553 for the same period in 2000.  As the acquisition took place on August 31, 2000 only one months’ amortization was taken in that quarter related to the acquisition.  Wave also recognized $2,176,000 in in-process research and development expense for the quarter-ended September 30, 2000, while no such expense was recognized in the quarter ended September 30, 2001.

        Interest income for the three months ended September 30, 2001 was $518,305 as compared to $1,609,557 for the comparable period of 2000.  The decrease in interest income is primarily attributable to a decrease in interest-bearing assets, and a decrease in interest rates earned on those investments compared with the same period in 2000.

        Wave recognized its equity in the losses of Global Wave of $490,962 for the quarter-ended September 30, 2001 versus $2,320,000 for the quarter ended September 30, 2000.  Wave did not begin recognizing losses on this investment until September 2000 as it had not previously provided funding, nor had it committed to provide funding to the joint venture, therefore the loss recognized in the three month period ended September 30, 2000 included Wave’s 40% share of Global Wave’s losses since inception.

        Due to the reasons set forth above, our net loss to common stockholders for the three months ended September 30, 2001 was $11,200,084 as compared to $16,182,893 for the comparable period of 2000.

Nine months Ended September 30, 2001 and 2000

        For the nine months ended September 30, 2001 and September 30, 2000, Wave had revenues of  $489,904 and $159,142, respectively.  The increase was due to increased hardware sales and service contract revenues related to our contract with SSP, a shareholder of Wave.  WaveXpress had service revenues of $19,800 for the nine months ended September 30, 2001 and zero for the nine months ended September 30, 2000.

        Selling, general and administrative expense for the nine months ended September 30, 2001 were $19,980,072 as compared to $19,038,313 for the comparable period of 2000, an increase of 5%.  The increase was primarily due to the expenses of  iShopHere.com, which Wave acquired in August 2000, an increase in headcount in Wave’s French sales office, increased  marketing and communications expenses, benefit costs and increased salary, consulting depreciation and amortization expenses at WaveXpress.  WaveXpress’ selling, general and administrative expenses were $4,023,700 and $3,406,542 for the nine months-ended September 30, 2001 and 2000, respectively, an increase of 18%.

        Research and development expenses for the nine months ended September 30, 2001 were $14,837,073 as compared to $14,285,550 for the comparable period of 2000, an increase of 4%.  This increase was primarily attributable to increases in headcount associated with the continued research and development of the Embassy Trust System, primarily during the first six months of 2001.  WaveXpress’ research and development expenses were $3,105,636 for the nine months ended September 30, 2001 versus $3,706,807 for the same period in 2000, a decrease of 16%.  The decrease was attributable to decreases in consulting expenditures associated with the development of WaveXpress’ data broadcasting technology and content.

        It should be noted that while operating expenses for the nine months ended September 30, 2001 exceed those for the year ago nine month period as indicated above, these costs have begun trending downward significantly during the first nine months of 2001.  This is evident in the fact that selling, general & administrative and research and development expenses in the quarter ended September 30, 2001 are less than the same prior year quarter by 8% and 28%, respectively.  Wave expects this trend to continue for the remainder of 2001and into 2002.

        Wave incurred $1,290,474 in goodwill amortization for the nine months ended September 30, 2001 associated with the acquisition of iShopHere.com compared to $137,553 for the nine months ended September 30, 2000.  Wave also incurred zero and $2,176,000 of in-process research and development expense for the nine month periods ended September 30, 2001 and 2000, respectively.

        Also, during the nine months ended September 30, 2001, Wave incurred an impairment charge associated with a technology license that it had purchased in connection with the development of its WaveXpress data broadcast system which totaled $1,562,500.  The write-off was the result of modifications to WaveXpress’ business model; consequently, the value of the license became impaired because it was no longer needed in the business and had no alternative uses.  No such charges were incurred for the nine months ended September 30, 2000.

       Interest income for the nine months ended September 30, 2001 was $2,359,469 as compared to $3,679,312 for the same period in 2000.  This decrease was related to the decrease in interest bearing assets, and decreased rates earned on those assets during the nine month period ended September 30, 2001 versus 2000.

        Wave recognized its equity in the losses of Global Wave of $1,918,280 for the nine months ended September 30, 2001 versus $2,320,000 for the nine months ended September 30, 2000.  Wave did not begin recognizing losses on this investment until September 2000 as it had not previously provided funding, nor had it committed to provide funding to the joint venture, therefore the loss recognized in the nine month period ended September 30, 2000 included Wave’s 40% share of Global Wave’s losses since inception.

            During the nine months ended September 30, 2000 Wave realized a gain of $542,457 upon the sale of 1,000,000 shares of Internet Technology Group, Plc.; while no such gains were realized for the nine months ended September 30, 2001.

        Due to the reasons set forth above, our net loss to common stockholders for the nine months ended September 30, 2001 was $36,957,115 as compared to $33,631,821 for the comparable period of 2000.

Liquidity and Capital Resources

        Wave has experienced net losses and negative cash flow from its operations since our inception, and, as of September 30, 2001, had a $177,880,181 deficit accumulated during the development stage, and stockholders’ equity of $64,143,103.  Wave has financed its operations through September 30, 2001 principally through the issuance of Class A and B Common Stock and various series’ preferred stock, for total proceeds of $244,730,000.

        On March 7, 2000, Wave sold 3,600,800 shares of its Class A Common Stock at a price of $34.00 per share in a private placement to a group of institutional and accredited investors; for an aggregate purchase price of $122.4 million.   Net proceeds of the offering were approximately $114.9 million.   It is anticipated that the proceeds from this financing will be sufficient to fund operations through the end of 2002.  It may be necessary to raise additional capital from time to time, through equity or debt financings, in order to capitalize on future business opportunities.  Wave cannot provide any assurance, however that capital will be available under any such financings.

        As of September 30, 2001, Wave had $49,016,059 in unrestricted cash and cash equivalents.  As of December 31, 2000, Wave had $80,703,890 in cash and cash equivalents.  Wave had marketable securities with a value of $11,605,829 ($11,561,560 of which is classified as non-current) and $1,923,305 at September 30, 2001 and December 31, 2000, respectively.  The decrease in cash and cash equivalents resulted from $28,952,165 used in operating activities, $804,822 was used to purchase property and equipment and $621,286 used in financing activities, which amount includes loans to officers of $1,299,639.

        At September 30, 2001, Wave had working capital of $44,078,354.  Wave expects to incur substantial additional expenses resulting in significant losses for the foreseeable future, due to minimal revenues and increased sales and marketing expenses associated with market entry, and continued research and development costs.  Wave anticipates that its existing capital resources will be adequate to satisfy its capital requirements into the year 2002. Beyond that, in order to continue operations, Wave will likely need to raise additional funds through public or private financings.  Wave has no current commitment to obtain additional funds, nor can Wave state the amount or source of such additional funds.

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

(b)           Reports on Form 8-K:  None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2001

WAVE SYSTEMS CORP.
(Registrant)

By:	/s/ Peter J. Sprague
Name:	Peter J. Sprague
Title:	Chairman of the Board
(Duly Authorized Officer of the Registrant)

By:	/s/ Gerard T. Feeney
Name:	Gerard T. Feeney
Title:	Chief Financial Officer