Form 10-K
period 2001-12-31
WAVE SYSTEMS CORP
filed 2002-04-01
CIK 919013

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of March 18, 2002 was $103,218,887. (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

         As of March 18, 2002 there were 50,061,506 shares of the registrant's Class A Common Stock and 327,083 shares of the registrant's Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Stockholders' Meeting to be held on or about June 24, 2002 are incorporated by reference into
Part III. The Exhibit index is located on page 23.

===============================================================================

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

                                TABLE OF CONTENTS

PART I............................................................................................................1
   Item 1.        Business........................................................................................1
   Item 2.        Properties......................................................................................8
   Item 3.        Legal Proceedings...............................................................................8
   Item 4.        Submission of Matters to a Vote of Security Holders.............................................8

PART II...........................................................................................................9
   Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters...........................9
   Item 6.        Selected Financial Data........................................................................10
   Item 7.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................11
   Item 7A.       Quantitative and Qualitative Disclosure about Market Risk......................................20
   Item 8.        Financial Statements and Supplementary Data....................................................20
   Item 9.        Changes in and Disagreements with Accountant on Accounting and
                  Financial Disclosure...........................................................................20

PART III.........................................................................................................20
   Item 10.       Directors and Executive Officers of the Registrant.............................................20
   Item 11.       Executive Compensation.........................................................................20
   Item 12.       Security Ownership of Certain Beneficial Owners and Management.................................21
   Item 13.       Certain Relationships and Related Transactions.................................................21

PART IV..........................................................................................................22
   Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................22

EXHIBIT 23.1
     CONSENT OF INDEPENDENT AUDITORS...........................................................................F-44

                                     PART I

ITEM 1.       BUSINESS

              Wave Systems Corp. ("Wave" or "we") develops, produces and markets hardware and software based digital security products for the Internet and e-commerce. Wave's technology involves the use of encryption, which is the process of making data indecipherable. At the heart of Wave's technology is the EMBASSY (EMBedded Application Security SYstem) Trust System (the "ETS"). The ETS is a combination of client hardware and software and a back-office infrastructure that manages its security functions. The client hardware consists of the EMBASSY 2100 security chip (the "EMBASSY chip"). EMBASSY chips may be embedded in such user devices as computer keyboards, smart card readers, PC motherboards, PC and/or cable modems, personal digital assistants, cable set-top boxes and potentially a wide variety of other user devices. The EMBASSY chip is used to securely store the user's personal information such as usernames, passwords, personal identification numbers, credit card information and personal information such as social security number, name and address. In addition, the EMBASSY system stores encrypted applets that can be called upon to perform a variety of secure functions such as strong authentication, e-commerce and digital rights management, electronic payments, metering of digital content and other functions.

              The ETS has been designed to combine the security strength of hardware, with the flexibility of software, providing a distributed, open and fully programmable platform. Wave believes the flexibility of the ETS positions it to exploit future opportunities as privacy and security requirements evolve and change. This flexibility allows EMBASSY to fulfill developing security requirements, while addressing a broad range of advanced applications such as content protection, user managed privacy, strong authentication of user identities, and distributed e-commerce. While single function security solutions are available, the architecture achieved by EMBASSY provides the capability for multiple entities, such as service providers, content owners and individuals to share a single device while trusting that their individual interests have been strongly protected from both local and network sources of attack.

WAVE COMMERCE SYSTEM

              The Wave Commerce System (the "Commerce System") comprises two main functions: authentication and commerce. Each of these functions provides multiple services enabled by the ETS. The authentication services component positively identifies the person wishing to access protected content. It accomplishes this through a protected applet in conjunction with the EMBASSY device. The goal of the Commerce System is to provide digital commerce, completely secure from unauthorized access. Web site owners would use authentication services to replace less secure username/password pairs with strong authentication. Content providers use commerce services to distribute digital content. The Commerce System allows flexible purchase models for the sale of digital content including rental, rent-to-own and event-based charges. This means that content, goods and services can be consumed with more efficient and flexible pricing, broader distribution opportunities and greater protection against unauthorized usage, with better privacy protection of the consumer's sensitive information.

              The Commerce System utilizes the Wavenet back-office ("Wavenet"). Wavenet is a network of servers that supply full e-commerce functions, customer relationship management tools, security capabilities and digital rights management. Wavenet is transparent to the consumer. All of the account specific commerce functionality occurs at the EMBASSY Client PC. Wavenet provides the back-office capabilities that support the following capabilities: content protection, content use metering, micro-transactions, Internet based communities, Internet based strong authentication and e-commerce (multiple language and currency capabilities, sales and value added tax capabilities, transaction clearing services, royalty payment system and business logic and royalty rule definition).

DIGITAL SIGNATURE AND ELECTRONIC DOCUMENT MANAGEMENT

              On October 4, 2001 Wave acquired digital signature technology, SmartSignature and SmartSAFE from SignOnLine, Inc. ("SignOnLine"), a California-based company. SmartSignature is a digital signature application that allows for the interaction of users ("Signers") and financial service providers, such as banks, brokerage houses, lessors and mortgage companies ("Providers"), whereby the Signer can digitally sign a document that will then be considered a legally binding signature. SmartSAFE is a web-based document management application, with an upload process initiated by the Signer. Once uploaded, the documents are validated and archived. A Provider may then log into the SmartSAFE to review and manage documents that have been signed. When a document is requested for viewing, the SmartSAFE creates a certified copy including pertinent signature information. SmartSAFE also supports archival and management of unsigned documents in virtually any format.

DATA BROADCAST

              WaveXpress, Inc. ("WaveXpress"), a joint venture between Wave and Sarnoff Corporation ("Sarnoff") which is 82% owned by Wave (assuming all of Wave's and Sarnoff's convertible securities are converted), has developed products designed to offer cable television multiple service operators ("MSOs") a complete solution for implementing a new high speed delivery offering called IP (Internet Protocol) Multicast that allows the consumer to experience and manage rich digital content on their PC. These products are being actively marketed to MSOs. Wave believes that benefits of these products to MSOs include: new incremental revenue streams from dormant, underutilized and off-peak bandwidth, service bundling opportunities, flexible content and pricing offerings, strength of the ETS security products and an advanced consumer experience.

              Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

              Wave is a development stage company and has realized minimal operating revenues since our inception. Substantially all of Wave's revenues in each of the three years ended December 31, 2001 have been related to the ETS. For the years ended December 31, 2001, 2000, and 1999 Wave incurred losses to common shareholders of $48,701,057, $47,656,000, and $28,066,000, respectively.
At December 31, 2001 we had an accumulated deficit of approximately $189,624,000. There can be no assurance that we will ever be successful in achieving commercial acceptance of the Wave System.

MARKETS AND BUSINESS STRATEGY

              Wave is seeking to become a leader in digital security and e-commerce technology. Our objective is to make our EMBASSY Trust System the preferred infrastructure for security in the digital economy. Key components in achieving this goal include:

              CAPITALIZING ON SECURITY INDUSTRY TRENDS

              Wave believes that a key differentiator of the ETS is that it is open and programmable and combines the strong security of hardware with the flexibility of software. Wave believes that ultimately, a truly secure system must include hardware protection. Additionally, Wave foresees that single purpose hardware solutions will not be effective as the hardware will have to support multiple applications to be an effective solution. Therefore, in a business environment of evolving encryption algorithms, multiple digital rights management solutions, multiple platforms needing to be supported (PC, PDA, Mobile, set-top box); Wave's open and programmable, hardware based solution will have significant advantages over software only, or single purpose hardware device solutions.

              CAPITALIZING ON E-COMMERCE INDUSTRY TRENDS

              Wave has designed the ETS with features and functionality that it believes uniquely positions its platform to capitalize on e-commerce issues and trends. Wave sees these issues and trends as follows:

              o Rampant piracy of digital goods including music, video,
                software, and the need for digital goods providers to securely distribute their content and prevent theft

              o Mass media broadcast networks merging with the internet

              o Rapid development of new business and distribution models

              o Lack of adequate security for e-commerce and vulnerability to attacks

              o Major privacy concerns o Convergence of consumer electronics and
                PC's

              o Legal status of digital identities and digital signatures

              o Increased focus on security and privacy by government entities

Wave will continue to pursue strategic relationships with hardware manufacturers, systems integrators and companies involved in the development of commerce in electronic content and services to achieve broad market acceptance of its products as a distributed security platform for commerce performed in user devices.

              PURSUE STRATEGIC MARKETING AND DISTRIBUTION ALLIANCES

              We intend to continue to enter into strategic alliances with key partners that could distribute our products in enterprise, government and consumer markets. Over the past several months, we have formed alliances with such industry leaders as Samsung Electro-Mechanics Co., Ltd, Maximus, Thomcast, Inc. and SSP Solutions, Inc. ("SSP"). In addition, we are pursuing strategic relationships with PC OEM's, Internet Service Providers and major systems integrators.

              ENHANCING OUR CURRENT PRODUCT OFFERINGS

              We intend to continue to develop and extend our product offerings to include features and functionality that will satisfy the changing needs in the computer security arena and the computing and e-commerce industries in general. Planned development efforts include a significantly enhanced version of our SmartSignature and SmartSAFE products. We intend to also build upon and enhance our Trusted PC concept, to continue development efforts towards standards-based security platforms (such as the European Transactional IC Card Reader standard, FINREAD) and to also pursue efforts to port the ETS to different computing platforms, as needed.

              MARKETING, SALES AND CUSTOMERS

              Wave's business model targets revenues from various sources including: licensing of our technology including EMBASSY and its supporting software infrastructure; fees from entities who use EMBASSY to secure their applets on PCs; and usage and transaction-based fees from content management, e-commerce and other services enabled by EMBASSY. In addition, we derive revenue from outright sales of hardware and development contracts.

              Wave has identified four key markets where we believe the EMBASSY Trust System provides unique benefits:

              o Banking and Finance - in addition to our European initiatives to be a leader in delivering FINREAD-standard devices, we are aggressively cultivating interest and support from U.S. financial institutions.

              o Broadband Media - through our WaveXpress joint venture, we are developing a broadband architecture for persistent protection of content to the hard disk at home.

              o PCs - Wave-sponsored market research strongly confirms the existence of substantial consumer demand for PC trust and security and a willingness to pay for such features. We are aggressively targeting a PC manufacturer deployment opportunity.

              o Government and Enterprise - the market for electronic security systems in governmental units and large business enterprises is growing and Wave believes this market represents a key opportunity.

Directly and through our partners, Wave is aggressively targeting opportunities in these markets as we believe the ETS provides an unequaled range of security and trust capabilities.

              Our sales force will focus on business development opportunities in these key markets and others. Within these key markets we will focus on closing business with large systems integrators, financial institutions, Cable MSOs, personal computer manufacturers, and government and enterprise customers.

BACKLOG

              Wave's backlog consists of hardware sales and development contract revenue expected to be recognized in 2002. Wave's backlog as of December 31, 2001 totaled $243,000. Backlog can fluctuate greatly based upon, among other matters, the timing and receipt of orders. Therefore, backlog may not represent a fair indication of future business trends.

COMPETITION

              We operate in a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors in these markets have substantially greater financial, technical and marketing resources than Wave does. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby they can gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of content protection solutions has remained slow. Wave Systems has developed and/or acquired products and services in the following four primary areas:

              o EMBASSY Trust System Platform

              o Wave Commerce System

              o Data Broadcasting

              o Digital Signature Electronic Document Management Applications

These are developing markets, which have not yet established clearly defined industry standards. Wave views these markets as having any number of competitors and potential competitors from small emerging enterprises developing niche technologies and products, to large well established computer and electronic manufacturers, software companies and systems integrators.

              The competitive factors defining these markets include product performance, compatibility, standards compliance, quality and reliability, ease of use, client services and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. Wave's features that should allow its products to compete favorably include product differentiation of a combined software/hardware solution, system integrity, secure communication, fault tolerance, data privacy, and independent customer operation. In addition, Wave may have the opportunity to be "first to market" with its data broadcasting and digital signature products.

              One of the market challenges facing Wave is to the establishment of a new market category for multifunction security devices that includes a more complex business model for adoption. While Wave has developed a very complex cryptographic system that required significant skills and resources, it is also possible for other competitors to develop similar offerings to compete with the ETS, or new technologies may emerge that could replace existing technology that our products rely on, thereby making our products non-competitive or obsolete. We can offer no assurances that Wave's products will become industry standards or become widely accepted by the marketplace.

INTERNATIONAL MARKET

              Most of our products and many components of the ETS are controlled under various United States export control laws and regulations and may require export licenses for certain exports of the products and components outside of the United States and Canada. We have received full export license from the U.S.

Department of Commerce for the sale and export of our single-key Data Encryption Standard ("DES") products. We have also received an export license for our triple-key DES chips under the provisions of License Exceptions KMI or ECN, granted by the Bureau of Export Administration of the U.S. Department of Commerce ("BXA"). The remainder of our products and components of the ETS are generally exportable to any end-user in any country throughout the world with the exception of Cuba, Iran, Iraq, Libya, North Korea, Sudan and Syria.

              We can provide no assurance that we will have patent protection or that we will not infringe patents of other parties in foreign jurisdictions. Because electronic monitoring and the transmission of audited usage and financial information on end users or payment instructions may be subject to varying statutory or regulatory controls in foreign jurisdictions, the use of all portions of the ETS may not be permitted in any particular foreign jurisdiction.

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

              In addition, we may be required to obtain licenses to patents or other proprietary rights of other parties. Licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we are required to and do not obtain such licenses, we would be prevented from or encounter delays in the development and marketing of our products and technologies while we attempt to design around such patents or other rights. Such attempts may not be successful. Failure to obtain such licenses or to design around such patents or other rights would have a material adverse effect on us.

              We hold non-exclusive patent rights relating to the metered use of encrypted data in local memory under a limited license from Titan Corporation to a patent jointly held by Titan and a third party (the "Licensed Patent"). This license agreement restricts us from metering information produced and used solely by a government entity or producing products that meter this information. In addition, this license agreement is subject to the rights of the joint owners of this patent, who have the right to exploit, or to license this patent to third parties in a manner that may be competitive with us. The joint owners of this patent may compete with us or license this patent to a competitor of ours, or our business may exceed the scope of this license agreement. Pursuant to this license agreement, we are obligated to pay certain royalties to Titan. Pursuant to this license agreement, we have granted to Titan the exclusive right to use our patents for products distributed to government entities. On February 28, 1997 Wave and Titan executed an addendum to this license agreement whereby we received a sole license to this patent to develop and distribute products to the in-home consumer microcomputer market segment. Under this addendum to this license agreement, Titan waived any and all defaults by us under this license agreement occurring prior to February 28, 1997.

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

              Wave has been issued ten (10) United States patents relating to encryption and to our proprietary EMBASSY and Wave Commerce technology. We also have six patents pending before the United States Patent Office. In addition, we have filed foreign patent applications for seven patents. Our patents are material to protecting some of our technology.

              Some of our patent rights derive from a license from Wave's Chairman, Mr. Peter J. Sprague, of his rights in these patents, and several agreements with former officers regarding their rights in these patents. The license agreement with Mr. Sprague requires us to make royalty payments to him and Dr. John R. Michener, a former officer, in a total amount equal to two percent of gross revenues less certain adjustments. This royalty payment is apportioned 75 percent to Mr. Sprague and 25 percent to Dr. Michener. The payment of royalties is secured by a security interest in and to our patents. We believe that these agreements as a whole provide us with exclusive rights under our patents. There can be no assurance that we will enjoy exclusive rights to these patents under such agreements.

              We rely on trade secrets and proprietary know-how, which we protect, in part, by confidentiality agreements with our employees and contract partners. However, we caution you that our confidentiality agreements may be breached and we may not have adequate remedies if such a breach occurs. Furthermore, we can provide no assurance that our trade secrets will not otherwise become known or be independently discovered by competitors.

              We also rely on copyright law to prevent the unauthorized duplication of our software and hardware products. We have and will continue to protect our software and our copyright interest therein through agreements with our consultants. We can provide no assurance that copyright laws will adequately protect our technology.

              We have registered trademark and service mark registrations with the United States Patent and Trademark Office for the marks WaveMeter and WaveNet, EMBASSY, Great Stuff Network, Second Shift (the Wave juggler logo), WaveCommerce, Wave Interactive Network, WaveDirect, WINPublish, WINPurchase,CablePC, iShopHere and Face/Eye logo (iShopHere.com face logo). We have submitted trademark registrations for, EMBASSY System, Netpass, CharityWave and Trust @ the Edge, Signon-line, Inc., Smartsignature, Smartsafe and others. Wave intends to apply for additional name and logo marks in the United States and foreign jurisdictions as appropriate. No assurance can be given that federal registration of any of these trademarks in the United States will be granted. We have abandoned our prior applications for DataWave, InfoWave, and WaveTrac.

RESEARCH AND DEVELOPMENT

              Wave's products incorporate semiconductor, encryption/decryption, software transaction processing and other technologies in which we have made a substantial investment in research and development. We will likely be required to continue to make substantial investments in the design of the ETS, the Commerce System our SmartSignature and SmartSafe products, and IP Multicasting products. For the years ended December 31, 2001, 2000, and 1999 we expended approximately $17.7 million, $20.9 million, and $10.7 million, respectively, on research and development activities (such amounts include the value of stock issued). In addition to our ongoing research and development activities, in July 1997 we licensed technology and in-process research and development from Aladdin Knowledge Systems ("Aladdin") for cash and warrants valued at $3.9 million. This technology is an integral part of the Commerce System. The success of the Wave System depends to a large extent on our ability to adapt the Wave System for use with various methods for the distribution of electronic content, the ability of Wave's technology to interface with various platform environments, and the ability of Wave's products to work in many application environments. Incorporation of Aladdin's Hasp technology furthered these efforts and illustrates the adaptive capabilities of Wave's products. A significant portion of our future research and development expenditures will be used to adapt the Wave System accordingly.

              We will also continue to expend a significant amount of resources on the development of new iterations of the ETS and the Commerce System. By providing various means of linking the ETS to the customer's computer or network, we will be more likely to achieve broad acceptance of our technology. We are currently researching other form factors for the EMBASSY chip to target other market needs.

              We are now focusing increased resources on developing our operational infrastructure. We are placing greater emphasis on developing internal production and fulfillment systems and marketing infrastructure to distribute Wave's products. We will also increase the resources available to the Commerce System to adapt to changing market requirements. We plan to continue to expand the Commerce System to handle more end users, to implement more sophisticated pricing methodologies and to add greater financial system flexibility.

RECENT DEVELOPMENTS

              On February 2, 2001, Wave entered into a stock purchase agreement (the "Agreement") with BIZ Interactive Zone, Inc. ("BIZ"), a privately held company, under which it acquired 3,600,000 shares of the Series B Preferred Stock of BIZ in exchange for 2,000,000 shares of Wave's Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800. Wave's investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ. Accordingly, Wave accounted for this investment using the Cost Method of accounting, as the investment represents less than a 20% ownership interest in BIZ and because Wave does not have significant influence over BIZ. On August 24, 2001 Litronic, Inc. ("Litronic"), a provider of authentication and encryption security technology, completed a merger with BIZ to form SSP. SSP trades on the NASDAQ National Stock Market as SSPX. As a result of the merger, Wave now holds 3,083,083 shares (14.95%) of the common stock of SSP. (See also Item 7A. Quantitative and Qualitative Disclosure about Market
Risk).

              In June of 2001, Wave and SCM Microsystems, Inc. formed a strategic relationship to produce EMBASSY smart card readers designed to address European Level 5 standards for secure pin entry and secure display. Level 5 specifications guarantee a level of online security that is among the highest in the world, enabling secure electronic transaction protocols and other forms of secure financial services transactions. The new EMBASSY readers will have the ability to support a continually high level of flexibility and security by working in conjunction with Wave's back office infrastructure for secure distribution of applets to the devices that can provide various security functions.

              In August of 2001, Wave and Maximus signed a strategic agreement to identify and close joint business opportunities through co-marketing their products and services to government agencies nationwide. Maximus, a leading provider of program management, information technology and consulting services to government agencies, will offer the ETS as part of their total security solutions portfolio. Wave will co-market Maximus development services for creating EMBASSY applications.

              In October of 2001, Wave acquired digital signature and electronic document management technology from SignOnLine, Inc. Wave acquired two products, SmartSignature and SmartSAFE, which combine powerful e-signature capability with secure storage functions thus meeting both the signing and authoritative record requirements of the e-Sign legislation. The technology ensures the integrity of a legally-binding digital contract by a process of ensuring a signer's identity through strong authentication methods. Wave is marketing these products to financial institutions as a means for them to enable their customers to sign documents electronically, thus eliminating the need to move paper documents back and forth between the institution and the consumer. The financial institution will then have the ability to store legally executed documents electronically, as opposed to keeping paper copies of these documents.

              In November of 2001, Wave and Samsung Electro-Mechanics Co., Ltd began working together to manufacturer and market secure keyboards containing a built in smart card reader built around Wave's EMBASSY chip. Wave believes this is a key step to bring its secure smart card reader technology to market by integrating a secure EMBASSY-based smart card reader directly into the PC keyboard, with no other attachments needed.

EMPLOYEES

              As of December 31, 2001, we employed 180 full-time employees, 86 of whom were involved in sales, marketing and administration and 94 of whom were involved in research and development (including 34 employed by WaveXpress, 14 of whom were in sales, marketing and administration and 20 of whom were involved in research and development.) As of December 31, 2001 we retained the services of 7 full-time consultants, 1 of whom was retained by WaveXpress. We believe our employee relations are satisfactory.

ITEM 2. PROPERTIES

              Summarized below is a listing of properties leased by Wave. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

                                                                            UTILITY/COMMON
FACILITY                         SQ. FT.           MONTHLY BASE RENT             COSTS              LEASE EXPIRES
Lee, MA                           16,548               $ 12,258                     - 0 -             Aug. 2004
New York, NY                       4,500                 14,250                     - 0 -              May 2002
Nashville, TN                      5,757                  3,409                     526               Sept. 2002
Princeton, NJ                     21,673                 43,346                   2,312               Dec. 2002
Cupertino, CA                     12,329                 42,712                   2,609               Oct. 2002
New York, NY                      12,282                 42,987                   9,371               Apr. 2010
Orvault, France                    1,000                  2,674                     400               Sept. 2010

ITEM 3. LEGAL PROCEEDINGS

              As of December 31, 2001 Wave was not involved in any material litigation, nor, to management's knowledge is any material litigation threatened against them or their properties other than routine litigation arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

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

                                                HIGH              LOW
 Year Ended December 31, 2001
  First Quarter                                 $9.34            $3.47
  Second Quarter                                 5.37             3.26
  Third Quarter                                  4.19             1.69
  Fourth Quarter                                 3.48             1.52

Year Ended December 31, 2000
  First Quarter                                $47.94           $11.50
  Second Quarter                                32.44            13.00
  Third Quarter                                 24.06            15.06
  Fourth Quarter                                16.00             4.50

              As of March 18, 2002, there were approximately 33,000 holders of our Class A Common Stock. As of such date, there were 30 holders of our Class B Common Stock.

              On March 18, 2002, the last sale price reported on the Nasdaq National Market for the Class A Common Stock was $2.10.

              We have never declared nor paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On February 2, 2001, Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company. Wave's investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ. Accordingly, the investment had been accounted for under the cost method of accounting, because the investment is less than 20% of the outstanding capital stock of BIZ and because Wave could not exercise significant influence over BIZ. On August 24, 2001, Litronic and BIZ completed a merger of the two companies and renamed the newly formed company SSP Solutions, Inc. ("SSP"). As a result of the merger, Wave now holds 3,083,083 shares (14.95%) of the common stock of SSP. Wave has accounted for this investment as non-current marketable equity securities available for sale based upon our intent to hold these securities as a long-term investment. As of December 31, 2001, this investment was valued at $11,160,758 based on that day's closing price of SSP Common Stock on the NASDAQ national exchange of $3.62 per share.

ITEM 6. SELECTED FINANCIAL DATA

                          STATEMENT OF OPERATIONS DATA

                                                                           YEAR-ENDED DECEMBER 31,
                                                    2001             2000              1999              1998              1997
                                               ------------      ------------      ------------      ------------      ------------
Revenues, Net ............................     $    692,125      $    332,522      $    187,515      $     47,681      $     23,659
   Cost of Sales .........................          369,959            58,864            93,170            37,488            12,947
                                               ------------      ------------      ------------      ------------      ------------
   Gross Margin ..........................          322,166           273,658            94,345            10,193            10,712
                                               ------------      ------------      ------------      ------------      ------------
Operating expenses:
   Selling, general and
      administrative .....................       24,184,317        26,553,634        16,749,276        11,945,273         9,557,198
   Research and development ..............       17,691,051        20,866,055        10,697,971         6,247,105         4,715,334
   Acquisition Costs .....................               --                --         1,494,000                --                --
   Amortization of Goodwill ..............        1,720,632           573,544                --                --                --
   Write-off of
      Goodwill ...........................        2,284,570                --                --                --           769,886
   Write-off Impaired Assets .............        1,761,917                --                --                --                --
   Aladdin Technology License
      Expense ............................               --                --                --                --         3,889,000
   In- Process Research &
        Development ......................               --         2,176,000                --                --                --
                                               ------------      ------------      ------------      ------------      ------------
                                                 47,642,487        50,169,233        28,941,247        18,192,378        18,931,418
                                               ------------      ------------      ------------      ------------      ------------
Other income (expense):
   ITG Technology License Fee ............               --                --         1,250,000         2,750,000         1,000,000
   License ITG Warrant Cost ..............               --                --                --        (1,100,000)               --
   Loss on Other than Temporary
      Decline in Equity Securities .......       (1,736,682)               --                --                --                --
   Equity in net losses of Global
      Wave ...............................       (2,332,159)       (3,406,491)               --                --                --
Net interest and other income
   (expense) .............................        2,688,105         5,646,173          (455,670)          (53,842)          (91,929)
                                               ============      ============      ============      ============      ============
Net loss .................................      (48,701,057)      (47,655,893)      (28,052,572)      (16,586,027)      (18,012,635)
Accrued dividends on preferred
   stock .................................               --                --            13,239           108,863           809,982
Assured incremental yield ................               --                --                --           750,000         1,673,000
                                               ------------      ------------      ------------      ------------      ------------
Net loss to common stockholders...........     $(48,701,057)     $(47,655,893)     $(28,065,811)     $(17,444,890)     $(20,495,617)
Weighted average number of common
   shares outstanding during the
   period ................................       49,949,875        46,149,587        38,365,573        31,580,665        23,224,569
Loss per common share-basic and
   diluted ...............................     $      (0.97)     $      (1.03)     $       (.73)     $       (.55)     $       (.88)
                                               ============      ============      ============      ============      ============
Cash dividends declared per common
   share .................................              -0-               -0-               -0-               -0-               -0-

See Notes to Financial Statements

                               BALANCE SHEET DATA

                                                                                AS OF DECEMBER 31
                                                -----------------------------------------------------------------------------------
                                                   2001               2000            1999               1998              1997
                                                -----------       -----------       -----------       -----------        ----------
Working capital (deficiency)  ...........       $36,963,617       $76,099,347       $ 4,870,443       $  (770,959)       $ 4,772,873

Total assets ............................        60,234,302         98,084,06        16,531,883         6,023,991          7,965,827

Long-term liabilities ...................                --                --                --                --            522,124

Total Liabilities .......................         6,428,896         7,870,009         6,823,643         5,289,634          2,342,526

Redeemable preferred stock ..............                --                --                --           493,201            471,601
                                                -----------       -----------       -----------       -----------        ----------
Total stockholders'  equity .............       $53,805,406       $90,214,452       $ 9,708,240       $   241,156        $ 5,151,700
                                                ===========       ===========       ===========       ===========        ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

              Wave Systems Corp. develops, produces and markets hardware and software based digital security products for the Internet and e-commerce. The Company is also engaged in various research, development and marketing efforts to commercialize the Wave Commerce System to provide more efficient and flexible pricing (e.g., pay per use or rent-to-own) and greater security on the usage of the electronic content. The Company also develops data broadcasting and products that perform digital signature and electronic document management functions. Since our inception in February of 1988, we have devoted substantially all of our efforts and resources to research, feasibility studies, design, development, and market testing of our products and technology. As our research and development activities matured, we have been able to devote increased resources to the creation of content distribution services, market development and the application of the our technology to end-user products and services. From inception through December 31, 2001, we have realized only minimal operating revenues, and do not anticipate significant revenues in the near future. There are numerous risks that could adversely affect our efforts to achieve profitability.

              In June 2000, Wave increased its ownership percentage of Global Wave Limited ("Global Wave"), from 25% to 40% through its wholly owned holding company Earthquest Limited ("Earthquest"). On October 10, 2000, Wave and Earthquest entered into an agreement with Global Wave and its Joint Venture partner Redwave, Plc. ("Redwave"), formerly Internet Technology Group, plc. ("ITG"), to subscribe for additional shares to maintain a 40% ownership interest in the venture. As consideration for the additional shares, Wave committed to invest approximately $5.7 million in cash and development services. Wave accounts for its investment in Globalwave using the equity method of accounting, and accordingly recognizes its share (40%) of Globalwave's results of operations in the accompanying consolidated statement of operations.

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

              In April 1999, WaveXpress, a joint venture between Wave and Sarnoff Corporation was established. For technology licensed to WaveXpress, Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave and its affiliates who purchased, for a nominal amount, founders stock in April 1999 owned the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague and Steven Sprague, the Chairman and Chief Executive Officer of Wave, respectively, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group owned, in the aggregate, 7% of the outstanding capital stock of WaveXpress. As of December 31, 2001. the equity interests of Wave, Sarnoff and the Company's affiliates referred to above, assuming all of Wave's and Sarnoff's convertible securities are converted and warrants are exercised, would be approximately 82%, 15%, and 3%, respectively. Wave is also funding WaveXpress through a series of convertible notes and expects to continue to provide funding until an external round of funding can be attained. These notes can be converted into equity by Wave. Through December 31, 2001, Wave has loaned approximately $25.9 million in funds under these notes, of which $9.5 million had been converted to WaveXpress Common Stock as of December 31, 2001.

              The financial statements of WaveXpress have been consolidated with those of Wave for the years ended December 31, 2001, 2000 and 1999. As the joint venture minority partners, Sarnoff Corporation and the Wave affiliates, have not contributed any cash and are not required to fund the operations of the joint venture, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore, has reflected 100% of WaveXpress' operating results in these consolidated financial statements.

              The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in Item 8.

CRITICAL ACCOUNTING POLICIES

              The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 8 - Financial Statements and Supplementary Data.

Method of Accounting for Joint Ventures - Wave accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture's operating and financial policies. The financial statements of joint ventures in which Wave owns greater than a fifty percent interest are consolidated with Wave's financial statements pursuant to APB Opinion No. 18.

              Marketable Securities - debt securities and publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. Unrealized losses that are determined to be other than temporary are recognized as charges against earnings. Factors considered when determining if an other than temporary declines has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. All other investments, excluding joint venture arrangements, are recorded at cost.

              Inventories - Inventories, which are stated at the lower of cost or net realizable value, consist of inventory held for resale to customers. Cost is determined on the first-in, first-out basis and includes freight and other incidental costs incurred. Wave provides inventory allowances based on excess and obsolete inventories.

              Goodwill and Purchased Intangible Assets - Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of the asset (currently 2 to 3 years). In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard No. 121 ("SFAS 121"), Wave assesses the recoverability of goodwill and purchased intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the related acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Wave's average cost of funds. The assessment of the recoverability of goodwill is impacted if estimated future operating cash flows are less than the net carrying value of the asset.

              Research and Development and Software Development Costs - Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires software development costs to be capitalized when a product's technological feasibility has been established. In accordance with SFAS 121, Wave assesses the recoverability of capitalized costs of software development costs by determining whether the amortization of the balance over their remaining life can be recovered through undiscounted future operating cash flows of the related acquired operation. The amount of capitalized software development costs impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Wave's average cost of funds. The assessment of the recoverability of capitalized software development costs is impacted if estimated future operating cash flows are less than the net carrying value of the asset.

              Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of - Wave reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

              Revenue Recognition - Wave generally recognizes product revenue when delivery has occurred, the price is fixed and determinable, and collection is probable. Wave recognizes revenue on fixed-price long-term service contracts using the percentage-of-completion method. Cash payments received in advance of product or service contract revenue are recorded as deferred revenue.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

RESULTS OF OPERATIONS

              For the twelve months ended December 31, 2001 and December 31, 2000, revenues were $692,125 and $332,522 respectively. Revenue growth can be primarily attributed to a significant increase in hardware sales and contract revenues. The contract revenue is derived primarily from a development contract with SSP, a shareholder of Wave. Wave also owns 14.95% of SSP. Revenue on the contract is being recognized on a percentage of completion basis, and is subject to cash received and milestones accomplished. Cost of sales for the twelve months ended December 31, 2001, was $369,166 compared with $58,864 for the same period in 2000. Cost of sales in 2001 is not comparable to costs of sales for 2000, as the sales mix differed substantially in 2001 versus 2000. Sales in the year-ended 2001 from contracts and hardware produced margins of 45% versus sales for the year ended 2000 which consisted largely of license revenues, producing a much higher overall profit margin of 82%.

              Research and development expenses for the twelve months ended December 31, 2001 were $17,691,051, as compared to $20,866,055 for the comparable period of 2000. This 15% decrease in research and development expenses was primarily attributable to a decrease in consultant costs associated with a lessened design and development effort with respect to our proprietary integrated circuit technology and software. Significant development initiatives undertaken during the year ended December 31, 2000 included major enhancements to Wavenet, the development of EMBASSY II, the development of the EMBASSY applet developers kit, the creation of the "Trust Assurance Network" and the development of core EMBASSY applets. Many of these projects were substantially completed near the end of the 1st quarter of 2001. Accordingly, as the development of these projects were substantially complete, Wave reduced its consultant work force early in 2001 resulting in significantly less research and development costs incurred during the year. WaveXpress' research and development expenses were $3,916,845 for the year ended December 31, 2001 versus $5,188,098 for the year ended December 31, 2000. The amounts set forth above include the WaveXpress amounts referred to here in. Also, the reasons for the reduction in expenditures set forth above pertain to both Wave as a whole and WaveXpress.

              Selling, general and administrative expenses for the twelve months ended December 31, 2001 were $24,184,317 as compared to $26,553,634 for the comparable period of 2000. The 9% decrease in selling, general and administrative expenses was attributable to several factors. A number of consultant positions were eliminated during 2001 and were either not replaced or were converted to in-house employees, reducing the overall cost per headcount. Consultants that supported products and/or lines of business that Wave de-emphasized, including MyPublish, Wave Direct and IshopHere.com were eliminated. Wave also realized significant savings in trade show costs, advertising and marketing. These savings were achieved by attending fewer trade shows and by bringing the corporate marketing function in-house and using fewer outside marketing consultants. Additionally, during 2001 Wave undertook an aggressive cost cutting program that resulted in significant reductions in travel and office supplies expenses. Finally, substantial savings were achieved by eliminating recruiting expenses as Wave stabilized its work force late in the year-ended 2000 and into 2001. WaveXpress incurred selling, general and administrative expenses of $4,800,927 in 2001, compared to $4,992,285 for 2000, for a decrease of 4%. The reasons set forth above encompass WaveXpress as well as Wave as a whole.

                Goodwill amortization associated with the acquisition of iShopHere.com, for the year ended December 31, 2001 was $1,720,632 versus $573,544 in the year ended December 31, 2000. This is the result of a full year's amortization having been taken for the year-ended December 31, 2001, while only four months' expense was taken in the year ended December 31, 2000, as the acquisition took place on August 31, 2000.

              In the first quarter of 2001, Wave took a charge of $1,562,500 to write off a technology license that it had purchased in connection with the development of the WaveXpress data broadcast system. Additionally in the fourth quarter of 2001, Wave wrote off $199,417 for hardware; also part of the WaveXpress terrestrial data casting system. These write-offs totaling $1,761,917 were the result of modifications to WaveXpress' business model; consequently, the value of these assets became impaired because they were no longer needed in the business and had no alternative uses.

              As a result of the decline in current business conditions, and Wave's realignment of resources to focus on what it considers high-growth markets and core opportunities, Wave recorded in the fourth quarter of 2001, a charge of $2,284,570 related to the impairment of goodwill and purchased intangible assets associated with the Indigo asset purchase. This amount is equal to the carrying amount of the assets prior to the impairment charge. Accordingly, the carrying amount of the goodwill and purchased intangible assets as of December 31, 2001 is $0.

              Wave recorded a provision for inventory obsolescence totaling $933,304 in 2001. This charge related to chips based on legacy technology that wave is no longer actively marketing, and therefore became impaired.

              The in-process research and development ("IPRD") expense incurred in the year-ended December 31, 2000 was related to the acquisition of Indigo Networks LLC ("Indigo") and its e-commerce shopping network, iShopHere.com. The portion of the purchase price allocated to in-process research and development for this acquisition was approximately 29% of the total purchase price of $7,445,000. The IPRD was valued using an income approach. The cash flows were discounted to present value at an appropriate rate. The discount rate was determined by an analysis of the risks associated with each of the identified intangible assets. The resulting net cash flows to which the discount rate of 27% was applied were based on management's estimates of revenues, operating expenses and income taxes from such acquired in-process technology.

OTHER INCOME AND EXPENSES

              Interest income for the year ended December 31, 2001 was $2,688,105 versus $5,103,716 for the year ended December 31, 2000, for a decrease of 47%. This decrease resulted from a decrease in interest bearing assets during 2001 and lower rates earned on those interest bearing assets. Equity in losses of Global Wave were $2,332,159 and $3,406,491 for the year ended December 31, 2001 and 2000, respectively. The decrease resulted from a reduction in Global Wave's net loss, and Wave's portion being limited to Wave's investment in Global Wave of $5.7 million, which was reached in the fourth quarter of 2001.

              As of December 31, 2001 the Company took a charge for an "other than temporary decline" in the value of its investment in SSP of $1,736,682. This charge was taken because a decline in SSP's share price had occurred due to concerns about SSP's financial condition and near-term prospects. As a result of this charge the cost basis of the investment as of December 31, 2001 has been adjusted to $12,576,118.

              The Gain on Sale of marketable equity securities in the year ended December 31, 2000 resulted from the acquisition of ITG. Wave recognized the gain as the amount of cash received in the transaction over the book basis of the 1,000,000 shares.

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

              Equity in the net losses of Global Wave, an unconsolidated subsidiary accounted for under the equity method, was $3,406,491 for the year-ended December 31, 2000. No losses associated with this subsidiary were recognized in 1999 or any prior years, as Wave had not funded nor had it committed to provide any funding prior to 2000.

              Wave did not realize any license fee income for the year ended December 31, 2000 versus the $1,250,000 that was recognized for the year ended December 31, 1999. The license fee for 1999 was the final portion of a $5 million fee paid by ITG to Wave as part of a joint venture agreement under which ITG received the right to market the Wave technology in European and Middle Eastern markets. Additional development work had been committed to support increased distribution efforts in 2001 at a cost of approximately $1.6 million.

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

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

              During the year ended December 31, 2000, Wave recorded IPRD charges of $2,176,000 related to the acquisition of Indigo and its e-commerce shopping network, iShopHere.com. The portion of the purchase price allocated to in-process research and development for this acquisition was approximately 29% of the total purchase price of $7,445,000. Wave's management was primarily responsible for estimating the fair value of purchased in-process research and development. At the acquisition date, Indigo was in the process of developing technology which would add functionality and features, and developing a new platform for its product. The IPRD had not yet reached technological feasibility, had no alternative uses, and may not have achieved commercial viability. At the acquisition date, management estimated that completion of the IPRD would be accomplished in November 2000. The initial development effort had commenced in January, 2000. At the valuation date, the new technology had not reached a completed prototype stage, although some beta testing on portions of the technology had begun. At the valuation date, the IPRD was approximately 75% complete, based on costs incurred on the IPRD through the acquisition date versus the total costs estimated to complete the project. The IPRD was substantially completed within the time originally estimated. The IPRD project was valued using an income approach. This approach took into consideration earnings remaining after deducting from cash flows related to the in-process technology, the market rates of return on contributory assets, including assembled workforce, merchant agreements working capital and fixed assets. The cash flows were then discounted to present value at an appropriate rate. The discount rate was determined by an analysis of the risks associated with each of the identified intangible assets. The resulting net cash flows to which the discount rate of 27% was applied were based on management's estimates of revenues, operating expenses and income taxes from such acquired in-process technology.

LIQUIDITY AND CAPITAL RESOURCES

              We have experienced net losses and negative cash flow from operations since our inception, and, as of December 31, 2001, had a deficit accumulated during the development stage of $189,624,124, and stockholders' equity of $53,805,406. We have financed our operations principally through the issuance of Class A and B Common Stock and various series of preferred stock, for total proceeds since inception of approximately $204,775,000.

              At December 31, 2001, we had $40,437,119 in unrestricted cash and cash equivalents. At December 31, 2000, we had $80,703,890 in cash and cash equivalents. We held marketable equity securities with a value of $11,171,124 ($11,160,758 of which is classified as non-current) as of December 31, 2001 versus $1,923,305 in marketable securities at December 31, 2000. The decrease in cash and cash equivalents resulted from $38,214,486 used in operating activities and $1,507,598 used to purchase property and equipment, including the purchase of software and intangible assets. In addition, $544,687 was used in financing activities which consisted of loans to officers of $1,299,640, offset by proceeds from the issuance of Common Stock - primarily from exercises of employee stock options and warrants totaling $754,953. Loans to officers totaling $963,320 came due in February and March of 2002, and were extended for an additional one year.

              Wave's commitment to invest approximately an additional $1.6 million in Global Wave was satisfied in the first quarter of 2002. This amount is included in Accrued Expenses as of December 31, 2001. In addition, as of December 31, 2001, Wave was committed to provide $850,000 in loans to Specialty Broadcast Networks, Inc. ("SBN"), under an Unsecured Convertible Term Note Agreement (the "SBN Note") that Wave entered into with SBN on August 3, 2001. Wave owns 50% of SBN's outstanding common stock. and had provided approximately $150,000 under the SBN Note as of December 31, 2001. Wave's commitment to make further loans under this note expired in February 2002. Wave has no plans to renew its commitment to providing any additional loans to SBN. Wave accounts for its investment in SBN using the equity method of accounting. SBN's operations are not material to Wave's financial position and results of operations. Wave's significant fixed commitments with respect to leases and inventory purchases are as follows:

                              2002         2003         2004        2005         2006       Thereafter       Total
                          ------------- ------------ ----------- ------------ ------------ -------------- -------------
Leases                    $1,826,621    $761,281     $641,758    $621,623     $646,187     $2,208,267     $6,705,737
Inventory Purchases          983,723        -           -            -            -             -            983,723
                          ------------- ------------ ----------- ------------ ------------ -------------- -------------
Total Committments        $2,810,334    $761,281     $641,758    $621,623     $646,187     $2,208,267     $7,689,460

              WaveXpress has been funded entirely by Wave through a series of convertible promissory notes (the "Notes"). Through December 31, 2001 Wave has provided approximately $25.9 million in funds under the Notes, including accrued interest of $2.3 million. Wave expects to continue funding WaveXpress through the Notes and similar notes for the foreseeable future. Presently, Wave has committed to funding WaveXpress up to an additional $1.6 million under the Notes.

              As of December 31, 2001, we had available net operating loss carryforwards for Federal income tax purposes of approximately $145 million. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there has been such a cumulative change in ownership. However, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994.

              At December 31, 2001, we had working capital of $36,963,617. Wave expects to continue to incur substantial additional expenses resulting in significant losses for the foreseeable future. However, considering our current cash balance and Wave's projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through the first quarter of 2003.

              However, as Wave has not yet attained commercial acceptance of its products and has not generated any significant operating revenue, considerable uncertainty currently exists with respect to the adequacy of current funds to support our activities beyond the first quarter of 2003. This uncertainty will continue until a positive cash flow from operations is achieved. Additionally, Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies.

              In order to reduce this uncertainty, Wave continues to evaluate additional financing options and may therefore elect to raise capital, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued development of Wave's technology, products and services. There can be no assurance that Wave can raise additional financing in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

              On July 20, 2001, FASB issued Statements No. 141, Business Combinations ("SFAS 141") and No. 142 Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After the transition, the impairment tests must be performed annually. A company must adopt SFAS 142 at the beginning of the fiscal year. Thus, as a calendar year-end company, Wave must adopt SFAS. 142 no later than January 1, 2002. Wave is currently examining the impact of this pronouncement on its results of operations and financial position, but currently believes the impact will not be material.

              FASB recently issued SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Wave is currently examining the impact of this pronouncement on the results of its operations and financial position, but currently believes the impact will not be material.

              On October 3, 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121. SFAS 144, retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("ABP 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Wave is currently examining the impact of this pronouncement on its results of operations and financial position, but currently believes the impact will not be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

              Wave's investment portfolio consists of minority equity investments in publicly traded companies. Most predominantly, we hold a 14.95% interest in SSP. (See Recent Sales of Unregistered Securities under Item 5). These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. These investments are inherently risky because the market for the technologies or products they have under development are typically in the early stages and may never materialize. In addition, the values of these investments are subject to significant market price volatility. For example, as a result of market price volatility, we experienced a $3.3 million decrease in net unrealized gains during the year ended December 31, 2001. In addition, we recorded a charge against earnings associated with a loss in value on our investment in SSP of $1.7 million that was considered to be "other than temporary". These equity securities are held for purposes other than trading. The following table presents the hypothetical change in fair values of Wave's investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through March 22, 2002:

                              Fair Value at the lowest                                    Fair Value at the highest
                              closing price January 1,          Fair Value as of          closing price January 1,
                            2001 through March 22, 2002         December 31, 2001        2001 through March 22, 2002
                            -----------------------------    ------------------------    ----------------------------
Corporate Equities                $    7,712,027                  $ 11,171,124                  $ 23,351,456

        The exposure to market risk associated with interest rate-sensitive instruments is not material. Wave's cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements, the notes thereto, and the independent auditors' report thereon are presented beginning at page F-1 of this Form 10-K and are hereby incorporated by reference into this Item 8. The quarterly financial information required by this Item 8 is included in the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Wave's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

              The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in Wave's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Security Ownership of Certain Beneficial Owners and Management" in Wave's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Transactions" in Wave's Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements:

                                                              PAGE(S)
Index to Consolidated Financial Statements                      F-1

Independent Auditors' Report                                    F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000    F-3

Consolidated Statements of Operations for each of the years
   ended December 31, 2001, 2000 and 1999 and
   for the period from February 12, 1988 (inception)
   through December 31, 2001                                    F-4

Consolidated Statements of Stockholders' Equity
   (Deficiency) and Other Comprehensive Income (Loss)
   for each of the years ended December 31, 2001, 2000
   and 1999 and for the period from February 12, 1988
   (inception) through December 31, 2001                        F-5

Consolidated Statements of Cash Flows for each of the
   years ended December 31, 2001, 2000 and 1999 and for
   the period from February 12, 1988 (inception) through
   December 31, 2001                                            F-10

Notes to Consolidated Financial Statements                      F-12

(a) (2) Financial Statement Schedules:
        All schedules have been omitted since they are either not required or not applicable.

(a) (3)  Exhibits:

         EXHIBIT NO.                                               DESCRIPTION OF EXHIBIT
    ---------------------              ------------------------------------------------------------------------------------
             3.1*                --    Restated Certificate of Incorporation of Wave (incorporated by reference to Exhibit 3.1 of Wave's Registration Statement on
                                       Form S-1, File No. 33-75286)

             3.2*                --    Bylaws of Wave (incorporated by reference to Exhibit 3.2 of
                                       Wave's Registration Statement on Form S-1, File No. 33-75286)

             4.1*                --    Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave's Registration Statement on Form S-1, File
                                       No. 33-75286)

             4.2*                --    Form of Representative's Warrant Agreement, including the form of
                                       Representative's Warrant (incorporated by reference to Exhibit 4.2 of
                                       Wave's Registration Statement on Form S-1, File No. 33-75286).

             4.3*                --    Certificate of Designation of Series B Preferred Stock of Wave as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to
                                       Exhibit 3.1 of Wave's Current Report on Form 8-K filed on May 30,
                                       1996, File No. 0-24752)

             4.4*                --    Certificate of Designation of Series C Convertible Preferred Stock of as
                                       filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K
                                       filed on January 8, 1997, File No. 0-24752)

             4.5*                --    Certificate of Designation of Series D Convertible Preferred Stock of as
                                       filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K
                                       filed on June 3, 1997, File No. 0-24752)


             4.6*                --    Certificate of Designation of Series F Convertible Preferred Stock of Wave
                                       as filed with the Delaware Secretary of State on October 9, 1997
                                       (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on October 15, 1997, File No. 0-24752)

             4.7*                --    Certificate of Designation of Series G Convertible Preferred Stock of Wave
                                       as filed with the Delaware Secretary of State on March 5,--1998 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K
                                       filed on March 19, 1998, File No. 0-24752)

            +10.1*               --    Joint Technology Development Agreement, dated as of May 1, 1992, between The
                                       Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Registration Statement on Form
                                       S-1, File No. 33-75286)

            +10.2*               --    License and Cross-License Agreement, dated as of May 1, 1992, between The
                                       Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.3 of Wave's Registration Statement on
                                       Form S-1, File No. 33-75286)

            10.3*                --    Amendment to License and Cross-License Agreement, dated as of August 27,
                                       1993, between The Titan Corporation and Wave (incorporated by reference to
                                       Exhibit 10.4 of Wave's Registration Statement on Form S-1, File No.
                                       33-75286)
            10.4*                --    Amended and Restated License Agreement, dated February 14, 1994, by and among
                                       Wave , Peter J. Sprague and John R. Michener (incorporated by reference to
                                       Exhibit 10.5 of Wave's Registration Statement on Form S-1, File No.
                                       33-75286)

            +10.5*               --    Wave Systems Corp. 1994 Stock Option Plan (incorporated by reference to
                                       Exhibit 10.6 of Wave's Registration Statement on Form S-1, File No.
                                       33-75286)

            +10.6*               --    Wave Systems Corp. Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7 of Wave's Registration Statement on Form
                                       S-1, File No. 33-75286)

            +10.7                --    Wave Systems Corp. 1996 Performance Stock Option Plan

            10.8*                --    Addendum to License and Cross-License Agreement, dated February 28, 1997, between The Titan Corporation and Wave (incorporated by
                                       reference to Exhibit 10.10 of Wave's Current Report on Form 10-K
                                       filed on March 24, 1997, file No. 0-24752).

            +10.9*               --    Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave
                                       (incorporated by reference to Exhibit 10.18 of Wave's Current Report on Form 10-K filed on April 1, 1999, file No. 0-24752).

           +10.10*               --    Employment Contract, dated November 10, 1998, between Steven Sprague and Wave
                                       (incorporated by reference to Exhibit 10.19 of Wave's Current Report on
                                       Form 10-K filed on April 1, 1999, file No. 0-24752).

         EXHIBIT NO.                                               DESCRIPTION OF EXHIBIT
---------------------------            ------------------------------------------------------------------------------------
            10.11*               --    Asset Purchase Agreement dated August 13, 2000, by and among Wave and Indigo Networks, LLC (incorporated by reference to Exhibit 99.1 of
                                       Wave's current report on Form 8-K, filed on September 15, 2000
                                       (File #0-24752).

            10.12                --    Agreement to subscribe for 40,000 shares of Global Wave, dated
                                       October 10, 2000, by and among Wave, Redwave, Global Wave, and
                                       Earthquest, Ltd. (a United Kingdom Company and wholly-owned subsidiary of
                                       Wave).

            10.13                --    Form of Stock Purchase Agreement, dated February 2, 2002 by and between Wave and BIZ.

            10.14                --    Consulting Services Agreement dated September 14, 2001, by and between Wave and Archon Technologies, Inc.

            10.15                --    Form of Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine.

            10.16                --    First Amendment to Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine.

             21.1                --    Subsidiaries of Registrant.

             23.1                --    Consent of Independent Auditors - KPMG LLP

             99.1                --    Demand Note, dated March 26, 2001 between Gerard T. Feeney and Wave

             99.2                --    Demand Note, dated February 27, 2001 between Peter J. Sprague and Wave

             99.3                --    Demand Note, dated July 25, 2001 between Peter J. Sprague and Wave

             99.4                --    Demand Note, dated September 5, 2001 between Peter J. Sprague and Wave

             99.5                --    Co-marketing agreement dated May 14, 2001, by and between Wave and Maximus

* Incorporated herein by reference
+ Confidential treatment has been granted as to portions of this exhibit. + Management contract or compensatory plan.

(b) Reports on Form 8-K

    There have been no reports on Form 8-K filed during the quarter-ended December 31, 2001.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 2002
                                                 WAVE SYSTEMS CORP.

                                                  By: /s/ PETER J. SPRAGUE
                                                  Name: Peter J. Sprague
                                                  Title:   Chairman

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                      TITLE                                      DATE
  /S/ PETER J. SPRAGUE
--------------------------------
Peter J. Sprague                                       Chairman                                 March 27, 2002

  /S/ STEVEN SPRAGUE
Steven Sprague                              President, Chief Executive Officer and              March 27, 2002
                                                       Director

   /S/ JOHN E. BAGALAY, JR.
--------------------------------
John E. Bagalay, Jr.                                   Director                                 March 27, 2002

    /S/ GEORGE GILDER
George Gilder                                          Director                                 March 27, 2002

   /S/ JOHN E. MCCONNAUGHY, JR.
John E. McConnaughy, Jr.                               Director                                 March 27, 2002

/S/ NOLAN BUSHNELL
Nolan Bushnell                                         Director                                 March 27, 2002

   /S/ GERARD T. FEENEY
--------------------------------
Gerard T. Feeney                            Senior Vice President, Finance                      March 27, 2002
                                            and Administration, Chief Financial
                                            Officer and Secretary (Principal
                                            Financial Officer and Duly Authorized
                                            Officer of the Registrant

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE(S)
Independent Auditors' Report                                               F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000               F-3

Consolidated Statements of Operations for each of the years
   ended December 31, 2001, 2000 and 1999 and for the period
   from February 12, 1988 (inception) through December 31, 2000            F-4

Consolidated Statements of Stockholders' Equity (Deficiency)
   and Other Comprehensive Income (Loss) for each of the
   years ended December 31, 2001, 2000 and 1999 and for
   the period from February 12, 1988 (inception) through
   December 31, 2001                                                       F-5

Consolidated Statements of Cash Flows for each of the years ended
   December 31, 2001, 2000 and 1999 and for the period from
   February 12, 1988 (inception) through December 31, 2001                F-10

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 and for the period from February 12, 1988 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                     KPMG LLP

Boston, Massachusetts
March 7, 2002

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                           Consolidated Balance Sheets
                           December 31, 2001 and 2000

ASSETS
                                                                                        2001                   2000
                                                                                 -------------------    -------------------
         Current assets:
              Cash and cash equivalents                                                    $  40,437,119    $  80,703,890

              Cash Collected on Behalf of Charities                                              358,531               --

              Marketable securities                                                               10,366        1,923,305

              Notes Receivable from Officers                                                   1,380,050               --

              Inventories                                                                        581,912          625,148

              Prepaid expenses and other receivables                                             624,535          717,013
                                                                                           -------------    -------------
                 Total current assets                                                         43,392,513       83,969,356

              Marketable Equity Securities                                                    11,160,758               --
              Investment in Global Wave
                                                                                                      --          735,509

              Property and equipment, net                                                      4,291,228        5,201,869
              Intangible assets, net
                                                                                                      --        2,895,000
              Goodwill and acquisition intangibles, net of accumulated amortization
                                                                                                      --        4,005,202

              Other assets                                                                     1,389,803        1,277,525
                                                                                           -------------    -------------
                 Total Assets
                                                                                              60,234,302       98,084,461
                                                                                           =============    =============
         LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

              Accounts payable and accrued expenses                                            5,807,878        7,870,009

              Due to Charities                                                                   423,053               --

              Deferred Revenue                                                                   197,965               --
                                                                                           -------------    -------------
                 Total current liabilities                                                     6,428,896        7,870,009

          Stockholders' Equity:
          Common Stock, $.01 par value. Authorized 75,000,000 shares as Class A;
             49,996,506 shares issued and outstanding in 2001 and 47,051,197 in 2000             499,965          470,512

          Common Stock, $.01 par value.  Authorized 13,000,000 shares as Class B;
              357,083 shares issued and outstanding in 2001 and 779,211 in 2000                    3,571            7,792

          Capital in excess of par value                                                     244,330,985      228,735,910

          Deficit accumulated during the development stage                                  (189,624,123)    (140,923,066)

          Other Comprehensive Income - unrealized gain  (loss) on marketable  securities      (1,404,992)       1,923,304
                                                                                           -------------    -------------
               Total stockholders' equity                                                     53,805,406       90,214,452
                                                                                           -------------    -------------
         Total Liabilities and Stockholders' Equity                                        $  60,234,302    $  98,084,461
                                                                                           =============    =============

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                      Consolidated Statements of Operations

                 Years ended December 31, 2001, 2000, 1999, and
                period from February 12, 1988 (date of inception)
                            through December 31, 2001

                                                                                                                  PERIOD FROM
                                                                                                                  FEBRUARY 12,
                                                                                                                 1988 (DATE OF
                                                                                                                   INCEPTION)
                                                                                                                THROUGH DECEMBER 31,
   Net Revenues:                                                 2001              2000                1999             2001
                                                            ------------       ------------       ------------- -------------------
Product                                                     $    192,506       $      4,400       $      67,234       $     364,140
Services
                                                                 430,724                 --                  --             430,724
Licensing and Other                                               68,895            328,122              20,281             491,858
                                                            ------------       ------------       -------------       -------------
   Total Net Revenues                                            692,125            332,522             187,515           1,286,722
                                                            ------------       ------------       -------------       -------------
Cost of sales:
Product                                                          135,134              3,520              77,632             216,286
Services                                                         227,124                 --                  --             227,124
Licensing and Other                                                7,701             55,344              15,538             130,780
                                                            ------------       ------------       -------------       -------------
   Total Cost of Sales                                           369,959             58,864              93,170             574,190
                                                            ------------       ------------       -------------       -------------
   Gross margin                                                  322,166            273,658              94,345             712,532

   Operating expenses:
     Selling, general and administrative                      24,184,317         26,553,634          16,749,276         108,471,913
     Research and development                                 17,691,051         20,866,055          10,697,971          71,952,976
     Amortization of Goodwill                                  1,720,632            573,544                  --           2,294,176
     Write-off of Intangibles and otherd
          Impaired Assets                                      1,761,917                 --                  --           1,761,917
     Write-off of Goodwill                                     2,284,570                 --                  --           3,054,456
     In Process research and development
        expense                                                       --          2,176,000                  --           2,176,000
     Acquisition Costs                                                --                 --           1,494,000           1,494,000
     Aladdin license expense                                          --                 --                  --           3,889,000
                                                            ------------       ------------       -------------       -------------
                                                              47,642,487         50,169,233          28,941,247         195,094,438
   Other income (expense):
     Interest income                                           2,688,105          5,103,716             617,306           9,713,399
     Interest expense                                                 --                 --            (832,976)         (1,695,461)
     Equity in net losses of Global Wave                      (2,332,159)        (3,406,491)                 --          (5,738,650)
      Loss on Other than Temporary Decline in
            Marketable Equity Securites                       (1,736,682)                --                  --          (1,736,682)
     Gain on Sale of Marketable Securities                            --            542,457                  --             542,457
     License fee                                                      --                 --           1,250,000           5,000,000
     License warrant cost                                             --                 --                  --          (1,100,000)
     Other (expense)                                                  --                 --            (240,000)           (227,280)
                                                            ------------       ------------       -------------       -------------
                                                              (1,380,736)         2,239,682             794,330           4,757,783
                                                            ------------       ------------       -------------       -------------
   Net loss                                                  (48,701,057)       (47,655,893)        (28,052,572)       (189,624,123)

   Accrued dividends on preferred Stock                               --                 --              13,239           4,350,597
                                                            ------------       ------------       -------------       -------------
   Net loss to common stockholders                          $(48,701,057)      $(47,655,893)      $ (28,065,811)      $(193,974,720)
                                                            ------------       ------------       -------------       -------------
   Loss per common share - basic and diluted                $      (0.97)      $      (1.03)      $       (0.73)      $      (10.43)
                                                            ------------       ------------       -------------       -------------
   Weighted average number of common
     shares outstanding during the period                     49,949,875         46,149,587          38,365,573          18,601,112
                                                            ------------       ------------       -------------       -------------

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)
                        And Comprehensive Income (Loss)

                                                                                                                 DEFICIT
                                                                                                               ACCUMULATED
                                                               CLASS A             CLASS B         CAPITAL     DURING THE
                                                            COMMON STOCK        COMMON STOCK    IN EXCESS OF   DEVELOPMENT
                                                          SHARES    AMOUNT   SHARES     AMOUNT    PAR VALUE      STAGE
                                                          ------    ------   ------     ------    ---------      -----
Shares issued to founders at $.003 per share                  --   $ --   4,680,000   $46,800   $   (31,200)   $        --
Shares issued at $1.25 per share, net of expenses of
   $36,574 from September through November 1988               --     --     300,000     3,000       335,426             --
Net loss for period ended December 31, 1988                   --     --          --        --            --       (326,832)
                                                        --------   ----   ---------   -------   -----------    -----------
Balance at December 31, 1988                                  --     --   4,980,000    49,800       304,226       (326,832)

Shares issued at $1.25 per share, net of expenses of
   $68,750, from January through December 1989                --     --     270,000     2,700       266,050             --
Shares issued at $1.25 per share in July 1989 as
   compensation for services rendered                         --     --     1,920          19         2,381             --
Shares issued by principal stockholders at $1.25
   per share in December 1989 as compensation
   for services rendered                                      --     --          --        --       374,000             --
Net loss for year ended December 31, 1989                     --     --          --        --            --       (982,186)
                                                        --------   ----   ---------   -------   -----------    -----------
Balance at December 31, 1989                                  --     --   5,251,920    52,519       946,657     (1,309,018)
Shares issued by principal stockholder at $1.25
   per share in March 1990 as compensation for
   services rendered                                          --     --          --        --        56,250             --
Shares issued by principal stockholder at $.50 per
   share in March 1990 as compensation for
   services rendered                                          --     --          --        --        60,000             --
Shares issued at $1.67 per share in May 1990 as
   compensation for services rendered                         --     --       6,000        60         9,940             --
Shares issued at $1.67 per share, net of expenses of
   $5,000 in March, April, November and December 1990         --     --     390,000     3,900       641,100             --
Net loss for year ended December 31, 1990                     --     --          --        --            --     (1,178,129)
                                                        --------   ----   ---------   -------   -----------    -----------
Balance at December 31, 1990                                  --     --   5,647,920    56,479     1,713,947     (2,487,147)

Shares issued at $1.67 per share from March
   through November 1991                                      --     --     315,000     3,150       521,850             --
Shares issued at $1.67 per share in November
   1991 as compensation for services rendered                 --     --      19,800       198        32,802             --
Net loss for year ended December 31, 1991                     --     --          --        --            --     (1,009,368)
                                                        --------   ----   ---------   -------   -----------    -----------
Balance at December 31, 1991 (carried forward)                --     --   5,982,720    59,827     2,268,599     (3,496,515)
                                                        ========   ====   =========   =======   ===========    ===========

                                                                                NOTE
                                                                             RECEIVABLE
                                                             DEFERRED           FROM
                                                          COMPENSATION      STOCKHOLDER      TOTAL
                                                          ------------      -----------     --------
Shares issued to founders at $.003 per share               $--             $--              $ 15,600
Shares issued at $1.25 per share, net of expenses of
   $36,574 from September through November 1988             --              --               338,426
Net loss for period ended December 31, 1988                 --              --              (326,832)
                                                           ---             ---           -----------
Balance at December 31, 1988                                --              --                27,194

Shares issued at $1.25 per share, net of expenses of
   $68,750, from January through December 1989              --              --               268,750
Shares issued at $1.25 per share in July 1989 as
   compensation for services rendered                       --              --                 2,400
Shares issued by principal stockholders at $1.25
   per share in December 1989 as compensation
   for services rendered                                    --              --               374,000
Net loss for year ended December 31, 1989                   --              --              (982,186)
                                                           ---             ---           -----------
Balance at December 31, 1989                                --              --              (309,842)
Shares issued by principal stockholder at $1.25
   per share in March 1990 as compensation for
   services rendered                                        --              --                56,250
Shares issued by principal stockholder at $.50 per
   share in March 1990 as compensation for
   services rendered                                        --              --                60,000
Shares issued at $1.67 per share in May 1990 as
   compensation for services rendered                       --              --                10,000
Shares issued at $1.67 per share, net of expenses of
   $5,000 in March, April, November and December 1990       --              --               645,000
Net loss for year ended December 31, 1990                   --              --            (1,178,129)
                                                           ---             ---           -----------
Balance at December 31, 1990                                --              --              (716,721)

Shares issued at $1.67 per share from March
   through November 1991                                    --              --               525,000
Shares issued at $1.67 per share in November
   1991 as compensation for services rendered               --              --                33,000
Net loss for year ended December 31, 1991                   --              --            (1,009,368)
                                                           ---             ---           -----------
Balance at December 31, 1991 (carried forward)              --              --            (1,168,089)
                                                           ===             ===           ===========

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)
                  And Comprehensive Income (Loss)- (Continued)



                                                        CLASS A              CLASS B                CAPITAL
                                                      COMMON STOCK         COMMON STOCK          IN EXCESS OF
                                                     SHARES  AMOUNT    SHARES        AMOUNT        PAR VALUE
                                                     ------  ------    ------        ------      ------------
Balance at December 31, 1991 (brought forward)           --    --     5,982,720       59,827       2,268,599

Shares issued at $1.67 per share
  from January through October 1992                      --    --       708,000        7,080       1,172,920
Shares issued at $1.67 per share in
  May 1992 in connection with License and
  Cross-License Agreement                                --    --       674,976        6,750       1,118,210
Shares issued at $1.67 per share in May 1992
   as compensation for services rendered                 --    --        18,000          180          29,820
Shares issued at $2.50 per share in May and
   November 1992 as compensation for services
   rendered                                              --    --       771,000        7,710       1,919,790
Shares issued at $2.50 per share, net of
   expenses of $7,500, in November and
   December 1992                                         --    --       323,001        3,230         796,773
Shares issued by principal stockholder in
   December 1992 at $2.50 per share as
   compensation for services rendered                    --    --          --           --              --

Shares canceled in October and December 1992             --    --       (75,000)        (750)            750
Issuance of stock options at $.003 exercise price
   per share in June 1992                                --    --          --           --           798,400
Amortization of deferred compensation                    --    --          --           --              --

Accrued dividends on preferred stock                     --    --          --           --              --

Note receivable and accrued interest from
   stockholder                                           --    --          --           --              --
Net loss for  the year ended December 31, 1992           --    --          --           --              --
                                                        ---   ---  -----------     --------     -----------

Balance at December 31, 1992                             --    --     8,402,697       84,027       8,173,879

Shares issued at $1.67 per share in February 1993        --    --        30,000          300          49,800
Shares issued at $3.50 per share, net of
   expenses of $82,427, from April through
   December 1993                                         --    --       550,359        5,504       1,838,294
Shares issued at $3.50 per share from May
   to December 1993 as compensation for services
   rendered, for the acquisition of property and
   equipment and as additional interest on borrowings    --    --        73,319          733         255,884
Issuance of warrants to purchase Class B Common Stock
   from September to December 1993 in conjunction with
   the issuance of convertible debt                      --    --          --           --              --

Amortization of deferred compensation                    --    --          --           --              --

Accrued dividends on preferred stock                     --    --          --           --              --

Note receivable and accrued interest
   from stockholder                                      --    --          --           --              --
Net loss for year ended December 31, 1993                --    --          --           --              --
                                                        ---   ---   -----------     --------     -----------
Balance at December 31, 1993                             --    --     9,056,375       90,564      10,352,283
                                                        ===   ===   ===========     ========     ===========
                                                              DEFICIT
                                                            ACCUMULATED                        NOTE
                                                            DURING THE                      RECEIVABLE
                                                            DEVELOPMENT      DEFERRED         FROM
                                                              STAGE       COMPENSATION      STOCKHOLDER      TOTAL
                                                           ------------   ------------      -----------      -----
Balance at December 31, 1991 (brought forward)             (3,496,515)           --              --        (1,168,089)

Shares issued at $1.67 per share
  from January through October 1992                              --              --              --         1,180,000
Shares issued at $1.67 per share in
  May 1992 in connection with License and
  Cross-License Agreement                                        --              --              --         1,124,960
Shares issued at $1.67 per share in May 1992
   as compensation for services rendered                         --              --              --            30,000
Shares issued at $2.50 per share in May and
   November 1992 as compensation for services
   rendered                                                      --              --              --         1,927,500
Shares issued at $2.50 per share, net of
   expenses of $7,500, in November and
   December 1992                                                 --              --              --           800,003
Shares issued by principal stockholder in
   December 1992 at $2.50 per share as
   compensation for services rendered                          75,000            --              --              --

5,000
Shares canceled in October and December 1992                     --              --              --              --
Issuance of stock options at $.003 exercise price
   per share in June 1992                                        --          (398,660)           --           399,740
Amortization of deferred compensation                            --              --           155,455            --

55,455
Accrued dividends on preferred stock                           (6,383)           --              --              --

6,383)
Note receivable and accrued interest from
   stockholder                                                   --              --          (152,974)       (152,974)
Net loss for  the year ended December 31, 1992             (4,182,638)           --              --        (4,182,638)
                                                          -----------     -----------     -----------     -----------

Balance at December 31, 1992                               (7,679,153)       (243,205)       (152,974)        182,574

Shares issued at $1.67 per share in February 1993                --              --              --            50,100
Shares issued at $3.50 per share, net of
   expenses of $82,427, from April through
   December 1993                                                 --              --              --         1,843,798
Shares issued at $3.50 per share from May
   to December 1993 as compensation for services
   rendered, for the acquisition of property and
   equipment and as additional interest on borrowings            --              --              --           256,617
Issuance of warrants to purchase Class B Common Stock
   from September to December 1993 in conjunction with
   the issuance of convertible debt                            72,893            --              --              --

2,893
Amortization of deferred compensation                            --              --           243,205            --

43,205
Accrued dividends on preferred stock                          (38,467)           --              --              --

38,467)
Note receivable and accrued interest
   from stockholder                                              --              --           (39,783)        (39,783)
Net loss for year ended December 31, 1993                  (3,959,334)           --              --        (3,959,334)
                                                          -----------     -----------     -----------     -----------
Balance at December 31, 1993                              (11,638,487)           --          (192,757)     (1,388,397)
                                                          ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)
                  And Comprehensive Income (Loss)- (Continued)



                                                                      CLASS A                          CLASS B
                                                                   COMMON STOCK                     COMMON STOCK
                                                              SHARES          AMOUNT        SHARES            AMOUNT
                                                              ------          ------        ------            ------
Balance at December 31, 1993                                      --             --        9,056,375          90,564

Shares issued at $3.50 per share in January and
   February 1994                                                  --             --           95,715             957
Shares issued at $3.50 per share in February 1994
   as additional interest on borrowings                           --             --            5,700              57
Issuance of warrants to purchase Class B Common
   Stock in January and February 1994 in
   conjunction with the issuance of convertible debt              --             --             --              --
Accrued dividends on preferred stock                              --             --             --              --
Accrual of interest on note receivable from stockholder           --             --             --              --
Sale of warrants to underwriter in September 1994                 --             --             --              --
   Conversion of notes payable                                    --             --          599,507           5,995
Shares issued at $5.00 per share in initial
   public offering in September 1994, net of
   expenses of $2,929,8353,728,200                              37,282           --             --        15,673,883
Net loss for year ended December 31, 1994                         --             --             --              --
                                                           -----------    -----------    -----------     -----------
Balance at December 31, 1994                                 3,728,200         37,282      9,757,297          97,573

Shares issued at prices ranging from $1.00
   per share to $3.13 per share as compensation
   for services rendered                                        31,559            315           --              --
Exercise of options to purchase Class B Common
   Stock                                                          --             --          681,700           6,817
Accrued dividends on preferred stock                              --             --             --              --
Accrual of interest on note receivable from stockholder           --             --             --              --
Exchange of Class B Common Stock for
    Class A Common Stock                                     2,855,859         28,559     (2,855,859)        (28,559)
Net loss for the year ended December 31, 1995                     --             --             --              --
                                                           -----------    -----------    -----------     -----------

Balance at December 31, 1995                                 6,615,618         66,156      7,583,138          75,831

Exercise of options to purchase
    Class A Common Stock                                       214,091          2,141           --              --
Shares issued at prices ranging from
   $2.06 per share to $3.44 per share as
   compensation for services rendered                           42,077            421           --              --
Issuance of unregistered Class B Common Stock
   to acquire Wave Interactive Network valued
   at approximately $.98 per share                                --             --          375,000           3,750
Issuance of warrants to purchase unregistered
   shares of Class A Common Stock in conjunction
   with the issuance of convertible debt and
   preferred stock                                                --             --             --              --
Conversion of Class B Preferred Stock                        2,960,303         29,603           --              --
Accrual of interest on note receivable                            --             --             --              --
Accrued dividends on preferred stock                              --             --             --              --
Exchange of Class B Common Stock for
   Class A Common Stock                                      1,749,997         17,500     (1,749,997)        (17,500)
N*ABLE  APIC in connection with the issuance of
   Class A Common Stock due to merger                          873,317          8,733           --              --
Net loss for the year ended December 31, 1996                     --             --             --              --
                                                           -----------    -----------    -----------     -----------

Balance at December 31, 1996                                12,455,403        124,554      6,208,141          62,081
                                                           ===========    ===========    ===========     ===========

                                                             DEFICIT
                                                           ACCUMULATED                                     NOTE
                                                             CAPITAL       DURING THE                   RECEIVABLE
                                                           IN EXCESS OF    DEVELOPMENT      DEFERRED       FROM
                                                            PAR VALUE        STAGE       COMPENSATION   STOCKHOLDER        TOTAL
                                                            ----------     -----------   ------------   -----------        -----
Balance at December 31, 1993                                10,352,283     (11,638,487)    --           (192,757)     (1,388,397)

Shares issued at $3.50 per share in January and
   February 1994                                               334,046            --       --               --           335,003
Shares issued at $3.50 per share in February 1994
   as additional interest on borrowings                         19,893            --       --               --            19,950
Issuance of warrants to purchase Class B Common
   Stock in January and February 1994 in
   conjunction with the issuance of convertible debt           115,234            --       --              --           115,234
Accrued dividends on preferred stock                           (39,484)           --       --               --           (39,484)
Accrual of interest on note receivable from stockholder           --              --       --            (17,315)        (17,315)
Sale of warrants to underwriter in September 1994                    4            --       --               --                 4
   Conversion of notes payable                               2,079,131            --       --               --         2,085,126
Shares issued at $5.00 per share in initial
   public offering in September 1994, net of
   expenses of $2,929,8353,728,200                                --              --       --               --        15,711,165
Net loss for year ended December 31, 1994                         --        (4,271,501)    --               --        (4,271,501)
                                                           -----------     -----------    ---       -----------     -----------
Balance at December 31, 1994                                28,534,990     (15,909,988)    --           (210,072)     12,549,785

Shares issued at prices ranging from $1.00
   per share to $3.13 per share as compensation
   for services rendered                                        57,184            --       --               --            57,499
Exercise of options to purchase Class B Common
   Stock                                                       429,413            --       --               --           436,230
Accrued dividends on preferred stock                           (40,600)           --       --               --           (40,600)
Accrual of interest on note receivable from stockholder           --              --       --            (17,318)        (17,318)
Exchange of Class B Common Stock for
    Class A Common Stock                                          --              --       --               --              --
Net loss for the year ended December 31, 1995                     --        (6,832,866)    --               --        (6,832,866)
                                                           -----------     -----------    ---        -----------     -----------

Balance at December 31, 1995                                28,980,987     (22,742,854)    --           (227,390)      6,152,730

Exercise of options to purchase
    Class A Common Stock                                       420,366            --       --               --           422,507
Shares issued at prices ranging from
   $2.06 per share to $3.44 per share as
   compensation for services rendered                          123,029            --       --               --           123,450
Issuance of unregistered Class B Common Stock
   to acquire Wave Interactive Network valued
   at approximately $.98 per share                             364,688            --       --               --           368,438
Issuance of warrants to purchase unregistered
   shares of Class A Common Stock in conjunction
   with the issuance of convertible debt and
   preferred stock                                             283,455            --       --               --           283,455
Conversion of Class B Preferred Stock                        3,078,921            --       --               --         3,108,524
Accrual of interest on note receivable                            --              --       --            (17,315)        (17,315)
Accrued dividends on preferred stock                          (199,014)           --       --               --          (199,014)
Exchange of Class B Common Stock for
   Class A Common Stock                                           --              --       --               --              --
N*ABLE  APIC in connection with the issuance of
   Class A Common Stock due to merger                        1,296,241            --       --               --         1,304,974
Net loss for the year ended December 31, 1996                     --       (10,126,546)    --               --       (10,126,546)
                                                           -----------     -----------    ---        -----------     -----------

Balance at December 31, 1996                                34,348,673     (32,869,400)    --           (244,705)      1,421,203
                                                           ===========     ===========    ===        ===========     ===========


          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)
                  And Comprehensive Income (Loss)- (Continued)



                                                               CLASS A                           CLASS B
                                                             COMMON STOCK                     COMMON STOCK
                                                         SHARES         AMOUNT          SHARES           AMOUNT
                                                         ------         ------          ------           ------
Balance at December 31, 1996                           12,455,403         124,554       6,208,141           62,081
                                                       ----------    ------------       ---------     ------------
Exercise of options to purchase
   Class A and B Common Stock                              70,326             703          10,330              104
Shares issued at prices ranging
   from $1.00 per share to $3.00
   per share as compensation for
   services rendered                                      126,885           1,269            --               --
Conversion of preferred stock into
   Common Stock                                         7,998,860          79,989            --               --
Issuance of Class A Common Stock
   and warrants to purchase Class A
   Common Stock to Aladdin                                500,000           5,000            --               --
Issuance of Class A Common Stock and
   warrants to purchase Class A Common Stock              799,964           8,000            --               --
Reduction in note receivable                                 --              --              --               --
Accrual of interest on note receivable                       --              --              --               --
Issuance of warrants to purchase
   Class A Common Stock in conjunction with the
   issuance of preferred stock                               --              --              --               --
Accrued dividend on preferred stock including
   accretion of assured incremental yield                    --              --              --               --
Assured incremental yield on issuance of Series F
   convertible preferred stock and debt                      --              --              --               --
N*ABLE  APIC in connection with the issuance of
     Class A Common Stock due to merger                 1,404,723          14,047            --               --
Net loss                                                     --              --              --               --
Exchange of Class B Common Stock for
     Class A Common Stock                               1,796,518          17,965      (1,796,518)         (17,965)
                                                       ----------    ------------       ---------     ------------

Balance at December 31, 1997                           25,152,679    $    251,527       4,421,953     $     44,220

Exercise of options to purchase Class A
   Common Stock                                            77,558             775            --               --
Options issued to employees below fair
   market-value                                              --              --              --               --
Exercise of warrants to purchase
   Class A Common Stock1,652,770                           16,528            --              --          3,945,740
Warrants to purchase Class A Common Stock
   to be issued as part of technology
   licensing agreement and issued to
   consultants for services                                  --              --              --               --
Shares issued at prices ranging
   from $1.00 per share to $5.00 per share
   as compensation for services rendered                  121,400           1,214            --               --
Reduction in note receivable                                 --              --              --               --
Issuance of Series G Convertible Preferred stock
   and Common Stock warrants, net of issuance
   costs of $222,500                                         --              --              --               --
Assured incremental yield on issuance of Series G
   convertible preferred stock and debt                      --              --              --               --
Accrual of interest on note receivable                       --              --              --               --
Accrued dividend on preferred stock including
   accretion of assured incremental yield                    --              --              --               --
Conversion of Series G Preferred Stock                  2,394,494          23,945            --               --
N*ABLE's APIC in connection with the
   issuance of Class A Common Stock due to
   the merger                                               2,781              28            --               --
Net loss                                                     --              --              --               --
Adjustment for net loss of N*ABLE for the
   1st six months ended June 30,of 1998                      --              --              --               --
Exchange of Class B Common Stock for
   Class A Common Stock                                 1,281,288          12,813      (1,281,288)         (12,813)
                                                       ----------    ------------       ---------     ------------

Balance at December 31, 1998                           30,682,970    $    306,830       3,140,665     $     31,407
                                                       ----------    ------------       ---------     ------------

                                                     DEFICIT
                                                   ACCUMULATED          SERIES G         NOTE
                                                     CAPITAL           DURING THE      CONVERTIBLE       RECEIVABLE
                                                   IN EXCESS OF       DEVELOPMENT       PREFERRED           FROM
                                                    PAR VALUE            STAGE            STOCK          STOCKHOLDER        TOTAL
                                                   ------------       -----------      ------------      -----------        -----


Balance at December 31, 1996                           34,348,673      (32,869,400)            --           (244,705)     1,421,203
                                                     ------------     ------------     ------------     ------------   ------------

Exercise of options to purchase
   Class A and B Common Stock                             139,081             --               --               --          139,888
Shares issued at prices ranging
   from $1.00 per share to $3.00
   per share as compensation for
   services rendered                                      304,227             --               --               --          305,496
Conversion of preferred stock into
   Common Stock                                         6,703,028             --               --               --        6,783,017
Issuance of Class A Common Stock
   and warrants to purchase Class A
   Common Stock to Aladdin                              3,834,000             --               --               --        3,839,000
Issuance of Class A Common Stock and
   warrants to purchase Class A Common Stock              792,000             --               --               --          800,000
Reduction in note receivable                                 --               --               --             50,000         50,000
Accrual of interest on note receivable                       --               --               --            (17,319)       (17,319)
Issuance of warrants to purchase
   Class A Common Stock in conjunction with the
   issuance of preferred stock                            386,462             --               --               --          386,462
Accrued dividend on preferred stock including
   accretion of assured incremental yield              (1,372,984)            --               --               --       (1,372,984)
Assured incremental yield on issuance of Series F
   convertible preferred stock and debt                   682,000             --               --               --          682,000
N*ABLE  APIC in connection with the issuance of
     Class A Common Stock due to merger                10,133,497             --               --               --       10,147,544
Net loss                                                     --        (18,012,635)            --               --      (18,012,635)
Exchange of Class B stock for Class A stock                  --               --               --               --             --
                                                     ------------     ------------     ------------     ------------   ------------

Balance at December 31, 1997                         $ 55,949,984     $(50,882,035)    $       --       $   (212,024)  $  5,151,672

Exercise of options to purchase Class A
   Common Stock                                           151,180             --               --               --          151,955
Options issued to employees below fair
   market-value                                           234,723             --               --               --          234,723
Exercise of warrants to purchase
   Class A Common Stock1,652,770                             --               --               --          3,962,268
Warrants to purchase Class A Common Stock
   to be issued as part of technology
   licensing agreement and issued to
   consultants for services                             1,546,824             --               --               --        1,546,824
Shares issued at prices ranging
   from $1.00 per share to $5.00 per share
   as compensation for services rendered                  647,274             --               --               --          648,488
Reduction in note receivable                                 --               --               --             75,000         75,000
Issuance of Series G Convertible Preferred stock
   and Common Stock warrants, net of issuance
   costs of $222,500                                      218,250             --          1,809,250             --        2,027,500
Assured incremental yield on issuance of Series G
   convertible preferred stock and debt                   750,000             --               --               --          750,000
Accrual of interest on note receivable                       --               --               --            (12,318)       (12,318)
Accrued dividend on preferred stock including
   accretion of assured incremental yield                (858,863)            --            837,263             --          (21,600)
Conversion of Series G Preferred Stock                  2,274,756             --         (2,298,701)            --             --
N*ABLE's APIC in connection with the
   issuance of Class A Common Stock due to
   the merger                                              59,182             --               --               --           59,210
Net loss                                                     --        (16,586,027)            --               --      (16,586,027)
Adjustment for net loss of N*ABLE for the
   1st six months ended June 30,of 1998                      --          2,253,461             --               --        2,253,461
Exchange of Class B Common Stock for
   Class A Common Stock                                      --               --               --               --             --
                                                     ------------     ------------     ------------     ------------   ------------
Balance at December 31, 1998                         $ 64,919,050     $(65,214,601)    $    347,812     $   (149,342)  $    241,156
                                                     ============     ============     ============     ============   ============



          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

          Consolidated Statements of Stockholders' Equity (Deficiency)
                 And Comprehensive Income (Loss) - (Continued)






                                                           CLASS A                            CLASS B               CAPITAL
                                                         COMMON STOCK                       COMMON STOCK          IN EXCESS OF
                                                    SHARES         AMOUNT           SHARES          AMOUNT         PAR VALUE
                                                    ------         ------           ------          ------        -----------
Balance at December 31, 1998                      30,682,970   $     306,830       3,140,665    $      31,407    $  64,919,050

Net loss                                                --              --              --               --               --

Unrealized gain on Marketable Securities                --              --              --               --               --

Comprehensive loss                                      --              --              --               --               --

Exercise of options to purchase
   Class A Common Stock                              964,000           9,640            --               --          1,622,431
Warrants exercised to purchase
   Class A Common Stock                            3,370,238          33,702            --               --          6,708,057
Shares Issued at $11.00 per share,
   net of issuance costs                           2,090,405          20,904            --               --         21,481,665
Conversion of Bridge to Loan to purchase
   Class A Common Stock                              787,349           7,874            --               --          2,567,380
Warrants to Purchase Class A Common Stock
   For services rendered                                --              --              --               --               --
Shares issued as compensation for
   services rendered                                  83,461             834            --               --          1,149,486
Accrual of interest on note receivable                  --              --              --               --               --
Conversion of Series G Preferred Stock               377,102           3,771            --               --            344,041
Accrued dividend on preferred stock                     --              --              --               --            (13,239)
Exchange of Class B Common Stock for
   Class A Common Stock                            1,090,158          10,902      (1,090,158)         (10,902)            --

Balance at December 31, 1999                      39,445,683   $     394,457       2,050,507    $      20,505    $  99,854,111

Net loss                                                --              --              --               --               --
Unrealized gain (loss) on
   marketable securities                                --              --              --               --               --
Comprehensive loss                                      --              --              --               --               --

Shares issued at $34.00 per share,
   net of issuance costs                           3,600,800          36,008            --               --        114,941,407
Shares issued in exchange for
   substantially all of the assets
   of Indigo Networks, LLC at $19.30
   per share                                         374,889           3,749            --               --          7,231,609
Shares issued as compensation for
   services at $13.75 per share                        7,879              79            --               --            108,254
Exercise of warrants to purchase
   Class A Common Stock                              319,692           3,197            --               --          1,331,048
Exercise of Options to purchase
   Class A Common Stock                            2,030,958          20,309            --               --          4,950,872
Compensation on Employee Options issued                 --              --              --               --            318,609
Exchange of Class B Common Stock for
   Class A Common Stock                            1,271,296          12,713      (1,271,296)         (12,713)            --
Repayment of note receivable
   from stockholder                                     --              --              --               --               --

Balance at December 31, 2000                      47,051,197   $     470,512         779,211    $       7,792    $ 228,735,910

Net loss                                                --              --              --               --               --
Investment  Loss on Marketable Securities               --              --              --               --               --
Comprehensive loss                                      --              --              --               --               --
Shares issued in exchange for
   3,600,000 shares of BIZ
   Interactive Zone, Inc. at $7.16 per share       2,000,000          20,000            --               --         14,292,800
Exercise of Options                                  523,181           5,232            --               --            749,721
Compensation on Employee Options Issued                 --              --              --               --            552,554
Exchange of Class B Common Stock for
   Class A Common Stock                              422,128           4,221        (422,128)          (4,221)            --
                                                  ----------   -------------        --------    -------------    -------------
Balance at December 31, 2001                      49,996,506   $     499,965         357,083    $       3,571    $ 244,330,985
                                                  ==========   =============        ========    =============    =============

                                                    DEFICIT
                                                  ACCUMULATED       SERIES G       ACCUMULATED         NOTE
                                                   DURING THE     CONVERTIBLE         OTHER        RECEIVABLE
                                                  DEVELOPMENT      PREFERRED      COMPREHENSIVE        FROM
                                                    STAGE            STOCK           INCOME        STOCKHOLDER       TOTAL
                                                  -------------   ------------    -------------    -----------       -----
Balance at December 31, 1998                   $ (65,214,601)   $     347,812             --      $    (149,342)   $     241,156

Net loss                                         (28,052,572)            --               --               --        (28,052,572)

Unrealized gain on Marketable Securities                --               --          2,860,500             --          2,860,500

Comprehensive loss                                      --               --               --               --        (25,192,072)

Exercise of options to purchase
   Class A Common Stock                                 --               --               --               --          1,632,071
Warrants exercised to purchase
   Class A Common Stock                                 --               --               --               --          6,741,759
Shares Issued at $11.00 per share,
   net of issuance costs                                --               --               --               --         21,502,569
Conversion of Bridge to Loan to purchase
   Class A Common Stock                                 --               --               --               --          2,575,254
Warrants to Purchase Class A Common Stock
   For services rendered                                --               --               --               --          1,075,240
Shares issued as compensation for
   services rendered                                    --               --               --               --          1,150,320
Accrual of interest on note receivable                  --               --               --             (4,818)          (4,818)
Conversion of Series G Preferred Stock                  --           (347,812)            --               --               --
Accrued dividend on preferred stock                     --               --               --            (13,239)
Exchange of Class B Common stock for
   Class A Common stock                                 --               --               --               --               --

Balance at December 31, 1999                   $ (93,267,173)   $           0    $   2,860,500    $    (154,160)   $   9,708,240

Net loss                                         (47,655,893)            --               --               --        (47,655,893)
Unrealized gain (loss) on
   marketable securities                                --               --           (937,196)            --           (937,196)
Comprehensive loss                                      --               --               --               --        (48,593,089)

Shares issued at $34.00 per share,
   net of issuance costs                                --               --               --               --        114,977,415
Shares issued in exchange for
   substantially all of the assets
   of Indigo Networks, LLC at $19.30
   per share                                            --               --               --               --          7,235,358
Shares issued as compensation for
   services at $13.75 per share                         --               --               --               --            108,333
Exercise of warrants to purchase
   Class A Common Stock                                 --               --               --               --          1,334,245
Exercise of Options to purchase
   Class A Common Stock                                 --               --               --               --          4,971,181
Compensation on Employee Options issued                 --               --               --               --            318,609
Exchange of Class B Common Stock for
   Class A Common Stock                                 --               --               --               --               --
Repayment of note receivable
   from stockholder                                     --               --               --            154,160          154,160

Balance at December 31, 2000                   $(140,923,066    $           0    $   1,923,304    $           0    $  90,214,452

Net loss                                         (48,701,057)            --               --               --        (48,701,057)
Investment  Loss on Marketable Securities               --               --         (3,328,296)            --         (3,328,296)
Comprehensive loss                                      --               --               --               --        (52,029,353)
Shares issued in exchange for
   3,600,000 shares of BIZ
   Interactive Zone, Inc. at $7.16 per share            --               --               --               --         14,312,800
Exercise of Options                                     --               --               --               --            754,953
Compensation on Employee Options Issued                 --               --               --               --            552,554
Exchange of Class B Common Stock for
   Class A Common Stock                                 --               --               --               --               --
                                               -------------    -------------    -------------    -------------    -------------
Balance at December 31, 2001                   $(189,624,123)   $           0    $  (1,404,992)   $           0    $  53,805,406
                                               =============    =============    =============    =============    =============


          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                      Consolidated Statements of Cash Flows
                   Years ended December 31, 2001, 2000, 1999,
                 and the Period From February 12, 1988 (Date of
                      Inception) through December 31, 2001

                                                                                                                     Period from
                                                                                                                  February 12, 1988
                                                                                                                 (date of inception)
                                                                                                                       through
                                                                                                                     December 31,
                                                                    2001             2000             1999               2001
                                                               ---------------- ---------------- ----------------  -----------------
Cash flows from operating activities:

Net loss                                                           $ (48,701,057)   $ (47,655,893)   $ (28,052,572)   $(189,624,123)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Write-off of goodwill
                                                                       2,284,570             --               --          3,054,456
Goodwill Amortization
                                                                       1,720,632          573,544             --          2,294,176
Depreciation and amortization
                                                                       2,531,324        2,593,594          767,993        7,631,424

Reserve for note from                                                   ,672,934
affiliate                                                                   --               --               --                  1
Non-cash expenses:
    Accretion of assured incremental yield on convertible debt              --               --               --            119,000
    Common stock issued in connection with License Agreement                --               --               --          1,124,960
    Realized gain on marketable securities                                  --           (542,457)            --           (542,457)
    Net losses realized on Global Wave investment                      2,332,159        3,406,491             --          5,738,650
    Common stock issued for services rendered
         and additional interest on borrowings                              --            108,333          150,320        3,600,199
    Warrants issued as compensation for services                            --               --          1,075,240        2,751,595
   Issuance of warrants to
   Aladdin                                                                  --               --               --          2,939,000
   Accrued interest on note
   payable                                                                  --               --             15,388          121,219
   In Process research and development                                      --          2,176,000             --          2,176,000
   Write-off of Impaired Assets                                        1,761,917             --               --          1,761,917
   Loss on Other than Temporary Decline in Marketable Equity
         Securities
                                                                       1,736,682             --               --          1,736,682
   Preferred stock issued for services rendered                             --               --               --            265,600
   Compensation associated with issuance of Stock Options
                                                                         552,554          318,609             --          1,505,626
   Amortization of deferred compensation                                    --               --               --            398,660
   Amortization of discount on notes payable                                --               --               --            166,253
   Common stock issued by principal stockholder for services                --               --               --            565,250
Changes in assets and liabilities:
   Increase (decrease) in deferred  revenue                              197,965             --         (1,250,000)         197,965
   Increase in accrued interest on note receivable                       (80,410)         105,985           (4,818)         (80,411)
   (Increase) in inventories                                              43,236         (193,462)        (431,686)        (581,912)
   (Increase) decrease in prepaid expenses and other receivables          92,478         (194,834)        (424,358)        (594,214)
   (Increase) decrease in other assets                                  (112,278)        (870,604)        (243,833)      (1,404,718)
   Increase (decrease) in accounts payable and accrued  expenses      (2,638,780)          26,365        3,345,840        4,448,742
   Increase in amounts due to charities                                  423,053             --               --            423,053
   Increase in cash restricted on behalf of Charities                   (358,531)            --               --           (358,531)
                                                                     -----------      -----------      -----------     ------------
   Net cash used in operating activities                             (38,214,486)     (40,148,329)     (25,052,486)    (148,493,006)

                                                                     (Continued)

                                      F-11
                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                Consolidated Statements of Cash Flows (Continued)

                    Years ended December 31, 2001, 2000, 1999
                 and the Period From February 12, 1988 (Date of
                      Inception) through December 31, 2001

                                                                                                                      Period from
                                                                                                                   February 12, 1988
                                                                                                                 (date of inception)
                                                                                                                        through
                                                                                                                     December 31,
                                                                    2001            2000              1999               2001
                                                                -------------- ----------------  ---------------- ------------------
Cash flows from investing activities:
 Acquisition of property and equipment                           (1,507,598)      (3,829,300)      (2,106,639)     (10,294,754)
 Investment in Global Wave joint venture                               --         (4,142,000)            --         (4,142,000)
 Purchase of intangible assets                                         --           (750,000)      (1,750,000)      (2,500,000)
 Short-term loans to affiliate                                         --               --               --         (1,672,934)
 Organizational costs                                                  --               --               --            (14,966)
 Proceeds from sale of marketable securities                           --          2,162,457             --          2,162,457
 Exercise of warrant to acquire marketable
   securities-available for sale
                                                                       --               --         (1,620,000)      (1,620,000)
                                                              -------------    -------------    -------------    -------------

 Net cash used in investing activities                           (1,507,598)      (6,558,843)      (5,476,639)     (18,082,197)

Cash flows from financing activities:
 Net proceeds from issuance of common stock                         754,953      121,072,842       30,874,435      192,492,121
 Net proceeds from issuance of preferred stock and warrants            --               --               --         12,283,027
 Payment on (issuance of ) note receivable from stockholder      (1,299,640)          48,175             --         (1,299,640)
 Proceeds from notes payable and warrants to Stockholders              --               --          2,000,000        4,083,972
 Repayments of notes payable to stockholders                           --               --               --         (1,069,972)
 Proceeds from notes payable and warrants                              --               --               --          1,284,254
 Repayments of note payable                                            --               --               --           (255,000)
 Redemption of Preferred Stock                                         --               --           (506,440)        (506,440)
                                                              -------------    -------------    -------------    -------------

 Net cash provided by (used in) financing activities               (544,687)     121,121,017       32,367,995      207,012,322

Net increase (decrease) in cash and cash equivalents            (40,266,771)      74,413,845        1,838,870       40,437,119

Cash and cash equivalents at beginning of period                 80,703,890        6,290,045        4,451,175             --
                                                              -------------    -------------    -------------    -------------

Cash and cash equivalents at end of period                    $  40,437,119    $  80,703,890    $   6,290,045    $  40,437,119
                                                              =============    =============    =============    =============

SUPPLEMENTAL INFORMATION ABOUT NONCASH INVESTING AND FINANCING ACTIVITIES:

For the year ended December 31, 2001, additional common stock was issued to acquire 3,600,000 shares of BIZ for $14,312,800. See Note 12.

For the year ended December 31, 2000, additional common stock was issued to acquire substantially all of the assets of Indigo for $7,445,358, including acquisition costs of $210,000. See Note 3.

          See accompanying notes to consolidated financial statements.

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                        (a development stage corporation)

                   Notes to Consolidated Financial Statements

                  December 31, 2001, 2000, 1999 and the Period
                         From February 12, 1988 (Date of
                      Inception) Through December 31, 2001

(1)    BUSINESS OF THE COMPANY

       Wave Systems Corp. (the "Company" or "Wave") develops, produces and markets hardware and software based digital security products for the Internet and e-commerce. The Company is also engaged in various research, development and marketing efforts to commercialize the Wave Commerce System to provide more efficient and flexible pricing (e.g., pay per use or rent-to-own) and greater security on the usage of the electronic content. The Company also develops data broadcasting and products that perform digital signature and electronic document management functions. Wave is in the development stage and, accordingly, the accompanying consolidated financial statements are presented in a format prescribed for a development stage enterprise.

       The Company has incurred significant losses in current and prior periods. Management intends to continue to devote resources toward the research, development and marketing of its products in order to generate future revenues from licensing and product sales as well as develop the business of WaveXpress. On March 8, 2000 the Company completed an offering of common stock for net proceeds of approximately $114.9 million. Management anticipates that the proceeds of this offering will be sufficient to fund operations into 2003. However, while management believes that it can successfully develop and market its products and obtain additional financing to fund its operations, there can be no assurance that it will be able to do so.

(2)    SIGNIFICANT ACCOUNTING POLICIES

(A)    BASIS OF CONSOLIDATION

       The consolidated financial statements include the financial statements of Wave, Wave Systems Holdings, Inc., a wholly owned subsidiary and WaveXpress, Inc. a majority-owned joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

(B)    USE OF ESTIMATES

       The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, depreciation and amortization, charges for other than temporary declines in value of marketable equity securities and other special charges, inventory allowances and contingencies. Actual results could differ from those estimates.

(C)    METHOD OF ACCOUNTING FOR JOINT VENTURES

       The Company accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that the Company has the ability to exercise significant influence over the joint venture's operating and financial policies. The financial statements of joint ventures in which the Company owns greater than a fifty percent interest are consolidated with the Company's financial statements pursuant to APB Opinion No. 16. (see note 13)

(D)    CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are custodial with two major financial institutions.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


(E)    MARKETABLE SECURITIES

       Debt securities and publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. Unrealized losses that are determined to be other than temporary, are recognized as charges against earnings. All other investments, excluding joint venture arrangements, are recorded at cost.

(F)    INVENTORIES

       Inventories, which are stated at the lower of cost or net realizable value, consist of inventory held for resale to customers. Cost is determined on the first-in, first-out basis and includes freight and other incidental costs incurred. The Company provides inventory allowances based on excess and obsolete inventories

(G)    PROPERTY AND EQUIPMENT

       Property and equipment, including purchased computer software, are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from between three to five years. Amortization of leasehold improvements is computed using the remaining lease terms.

(H)    GOODWILL AND PURCHASED INTANGIBLE ASSETS

       Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of the asset (currently 2 to 3 years). In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121 ACCOUNTING FOR LONG-LIVED ASSETS ("SFAS No. 121"), the Company assesses the recoverability of goodwill and purchased intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the related acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill is impacted if estimated future operating cash flows are less than the net carrying value of the asset.

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

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements

(K)    RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

       Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires software development costs to be capitalized when a product's technological feasibility has been established, and once the product has achieved marketability.

(L)    LOSS PER SHARE

       Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.

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

(N)    REVENUE RECOGNITION

       The Company generally recognizes product revenue when delivery has occurred, the price is fixed and determinable, and collection is probable. The Company recognizes revenue on fixed-price long-term development contracts using the percentage-of-completion method. Cash payments received in advance of product or service contract revenue are recorded as deferred revenue. For the year-ended December 31, 2001 the Company recognized development contract revenue totaling approximately $358,000 associated with a contract with SSP. Wave owns approximately 14.95% of SSP


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements




(O)    RECENT ACCOUNTING PRONOUNCEMENTS

       On July 20, 2001, FASB issued Statements No. 141, Business Combinations ("SFAS 141") and No. 142 Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests must be performed annually. A company must adopt SFAS 142 at the beginning of the fiscal year. Thus, as a calendar year-end company, Wave must adopt SFAS. 142 no later than January 1, 2002. Wave is currently examining the impact of this pronouncement on its results of operations and financial position, but currently believes the impact will not be material.

       FASB recently issued SFAS 143, Accounting for Asset Retirement Obligations ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS 143 is effective for fiscal years beginning after June 15, 2002. Wave is currently examining the impact of this pronouncement on the results of its operations and financial position, but currently believes the impact will not be material.

       On October 3, 2001, FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121"). SFAS 144, retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("ABP 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Wave is currently examining the impact of this pronouncement on its results of operations and financial position, but currently believes the impact will not be material.

(P)    RECLASSIFICATIONS

       Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


(3)    BUSINESS COMBINATIONS

(A)    POOLING OF INTERESTS

       On July 27, 1999, the Company acquired N*ABLE. The transaction was accounted for as a pooling of interests and the historical financial information for all periods presented prior to the date of acquisition were restated. The Company exchanged 2,280,821 shares of its Class A Common Stock for all the outstanding shares of N*ABLE for a fair value of approximately $23.7 million.

(B)    PURCHASE ACQUISITION

       On August 31, 2000, the Company purchased substantially all of the assets of Indigo and its e-commerce shopping network, iShopHere.com. The aggregate purchase price totaled $7,445,000, which consisted of 374,889 shares of Class A Common Stock priced at $19.30 per share, for a total value of $7,235,000 plus transaction costs of $210,000. The purchase price was based on the average closing price of the Company's Class A Common Stock for the ten trading days immediately preceding the date of the purchase, in accordance with the purchase agreement. The following is a summary of the allocation of the purchase price:

          Fair market value of tangible assets        $  690,000
           In-Process R&D                              2,176,000
           Goodwill and purchased intangible assets    4,579,000
                                                      ----------
          Total consideration                         $7,445,000

       The amount allocated to in-process research and development totaling $2,176,000 was determined using established valuation techniques and was expensed upon acquisition as technological and/or commercial feasibility had not been established. The amount allocated to goodwill and purchased intangible assets amounted to $4,578,746 and is being amortized on a straight-line basis over periods not exceeding three years. The following table sets forth the goodwill and purchased intangible asset values as of December 31,

                                                              2001           2000
                                                           -----------    -----------
          Developed Technology                             $   779,000    $   779,000
          Assembled Workforce                                  310,000        310,000
          Contracts                                             77,300         77,300
          Goodwill and purchased intangible assets           3,412,446      3,412,446
                                                           -----------    -----------
          Total Goodwill and purchased intangible assets   $ 4,578,746    $ 4,578,746
          Accumulated Amortization                          (2,294,176)      (573,544)
                                                           -----------    -----------
          Net Book Value before impairment charge            2,284,570      4,005,202
          Impairment Charge                                 (2,284,570)          --
                                                           -----------    -----------
          Net Book Value                                   $    -0-       $ 4,005,202

       Amortization expense associated with goodwill and purchased intangibles was $1,720,632, $573,544 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

       The consolidated financial statements include the operating results of iShopHere.com from the date of acquisition, which consisted of a net loss of approximately $1,561,000 in 2001 and $846,000 in 2000. The selected unaudited pro forma condensed consolidated financial information presented below has been derived from the audited and unaudited historical financial statements of Wave and Indigo, and reflects management's estimate of pro forma adjustments. This pro forma presentation does not purport to represent what our results of operations would actually have been if such transactions and events had in fact occurred on those dates or to project our results of operations for any future period. The unaudited pro forma consolidated statements of operations give effect to the acquisition of Indigo as if it had occurred on

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements

       January 1, 1999. (Pro-forma information for 2001 is not presented as there are no pro-forma adjustments applicable to 2001.)

        DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA      2000       1999
                                                        ----       ----
        Net revenues                                  $    372    $    220
        Net loss                                       (50,363)    (34,860)
        Net loss per share                            $  (1.08)   $  (0.90)

Due to the decline in current business conditions, the Company has realigned resources to focus on what it considers high-growth markets and core opportunities. As a result, the Company recorded a charge of $2,284,570 related to the impairment of goodwill and purchased intangible assets associated with the Indigo asset purchase in 2001. This amount is equal to the carrying amount of the assets prior to the impairment charge.


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


(4)    RELATED PARTY TRANSACTIONS

(A)    NOTES RECEIVABLE FROM OFFICERS

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

       Loans to officers totaling $963,320 came due in February and March of 2002, and were extended for an additional one year.

       Accrued interest on these notes totaled $80,000 as of December 31, 2001.

(B)    PAYMENTS TO RELATED PARTY

       In 1997, the Company paid $182,209 to Enterprise Engineering Associates ("EEA"), during which time Mr. Michael Sprague was an employee of EEA. On August 1, 1997, Michael Sprague became an employee of Wave, at an annual salary of $110,000. On November 1, 1999 he became an employee of WaveXpress at an annual salary of $120,000. Michael Sprague is the son of the Chairman and former Chief Executive Officer of the Company

       In 1998, the Company paid $25,000 to Studio 2, during which time Mr. Kevin Sprague was an employee of Studio 2. Kevin Sprague is the son of the Chairman and former CEO of the Company.

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

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


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

(D)    SARNOFF CORPORATION ("SARNOFF")

       For the years-ended December 31, 2001, 2000 and 1999, the Company incurred expenses for consulting and travel, payable to Sarnoff of approximately $57,000, $924,000 and $701,000, respectively. Sarnoff is the Company's joint venture partner in WaveXpress and owns approximately 13% of WaveXpress, on a fully diluted basis. Payments made to Sarnoff for the years-ended December 31, 2001, 2000 and 1999 were $396,000, $986,000 and $356,000, respectively. As of December 31, 2001 and 2000, the Company had accounts payable to Sarnoff of $6,000 and $325,000, respectively

(5)    PROPERTY AND EQUIPMENT

       Property and equipment as of December 31 consisted of the following:

                                                     2001           2000
                                                     ----           ----
          Equipment                              $ 5,797,900   $ 5,253,854
          Furniture, fixtures and improvements     1,914,405     1,919,219
          Computer software                        3,192,288     2,237,225
                                                 -----------   -----------

                                                  10,904,593     9,410,298
          Less: Accumulated depreciation           6,613,365     4,208,429
                                                 -----------   -----------
          Total                                  $ 4,291,228   $ 5,201,869
                                                 ===========   ===========

       Computer software includes $610,413 capitalized pursuant to SFAS 86. The status of the project to which these costs relate is presently in process, therefore no amortization has been taken on these capitalized costs. It is expected that these costs will be amortized over a three-year life, once the product is ready to bring to market.

       Depreciation expense on property and equipment amounted to approximately $2,219,000, $1,969,000, $768,000 and $6,694,000 for the years ended
       December 31, 2001, 1999, 1998 and for the period from inception through December 31, 2001, respectively.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements

(6)    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses as of December 31 consisted of the following:

                                                              2001         2000
                                                              ----         ----
          Accrual of costs related to the ITG agreement    $  188,986   $  490,000
          Accounts payable                                  1,631,430    4,403,424
          Accrued consulting and professional fees            405,346      553,428
          Accrued payroll and related costs                 1,281,012    1,480,346
          Accrued Rent                                         87,836      144,054
          Annual Report and Shareholders Meeting              141,299      133,155
          Accrual of committed investment in Global Wave    1,407,664         --
          Accrued loss contingency                            200,000         --
          Franchise Tax Payable                                  --        225,000
          Other accrued liabilities                           464,305      440,602
                                                           ----------   ----------
           Total                                           $5,807,878   $7,870,009

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

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

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

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


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

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


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

       Under the 1991 plan, employees are entitled to exercise their options on dates determined by the Compensation Committee of the Board of Directors. Vesting provisions for options granted generally range from immediate vesting to pro rata vesting over a three-year period. Options granted under the 1991 Plan may, at the discretion of the Compensation Committee, include the right to acquire a reload option. A reload option provides for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a Stock-for-Stock exercise.

       Subsequent to January 1994 no further options, other than reload options, may be granted under the 1991 Plan. All options outstanding under the 1991 Plan continue in full force and effect subject to their original terms. As of December 31, 2001, there remained 235,032 options outstanding under the 1991 plan at exercise prices ranging from between $1.67 and $3.50 per share.

       1994 PLANS

       In January 1994, the Board of Directors authorized the establishment of the 1994 Employee Stock Option Plan (the "1994 Plan"). The initial number of shares of Class A Common Stock subject to the 1994 Plan was 1,000,000. The terms of the 1994 Plan are similar to those of the 1991 Plan. Options are granted with exercise prices that approximate fair market value at the date of grant. In May 1996, July 1997, November 1998 and June 2000 the Company's shareholders approved amendments to the Company's 1994 Plan to increase the number of shares of Class A Common Stock reserved for issuance there under by 1,000,000, 1,000,000, 5,000,000 and 5,000,000, respectively. Therefore, the total number of shares of Class A


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


       Common Stock reserved for issuance under the 1994 Plan is 13,000,000 shares. As of December 31, 2001, there were approximately 1,898,000 shares available for grant under the 1994 Plan.

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

       Options under the Directors' Plan are exercisable for a period of ten years from the date of grant. Options may not be exercised after the option holder ceases to be a director of the Company, except that in the event of death or disability of the option holder, the option may be exercised for a period of one year after the date of death or disability, and, in the event of retirement of the option holder, the option may be exercised for a period of three months after the date of retirement. As of December 31, 2001, there were approximately 445,000 shares available for grant under the Director's Plan.

       In September 1996, the Board of Directors authorized the establishment of the 1996 Performance Stock Option Plan ( the "1996 Plan"). The initial number of shares of Class A Common Stock subject to the 1996 Plan was 800,000. The terms of the 1996 Plan are similar to those of the 1994 and 1991 Plans. Options are granted with exercise prices that approximate fair market value at the date of grant. As of December 31, 2001, there were approximately 125,000 shares available for grant under the 1996 Plan.

       The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $2.89, $12.18 and $8.28 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                 2001    2000   1999
                                 ----    ----   ----
          Expected Life (Years)     5      5     10
          Interest Rate           4.0%   6.0%   6.0%
          Volatility              119%   123%   113%
          Dividend Yield            0%     0%     0%

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


       The Company applies APB Opinion No. 25 in accounting for its Plans. Compensation expense has been recognized in the financial statements for Stock options granted to employees at exercise prices below the market value of $552,554 in 2001, $318,609 in 2000 and $0 in 1999. Deferred
       compensation for stock options granted to employees at exercise prices below market value was approximately $1,000,000 as of December 31, 2001; and is being recognized over a period of three years.

       Had the Company determined compensation cost based on the fair value at the grant dates for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                             2001            2000              1999
                                                             ----            ----              ----
          Net loss - as reported                          $(48,701,057)   $(47,655,893)   $(28,052,572)
          Net loss - pro forma                             (69,720,636)    (64,029,399)    (39,811,659)
          Net loss to Common stockholders - as reported    (48,701,057)    (47,655,893)    (28,065,811)
          Net loss to Common shareholders - pro forma      (69,720,636)    (64,029,399)    (39,824,898)
          Loss per Common share - as reported                    (0.97)          (1.03)          (0.73)
          Loss per Common share - pro forma               $      (1.40)   $      (1.39)   $      (1.04)


SUMMARY OF OPTION ACTIVITY
A summary of option activity through December 31, 2001 follows:

                                                                 CLASS A AND B SHARES             WEIGHTED AVERAGE
                                                                   SUBJECT TO OPTION               EXERCISE PRICE
                                                                   -----------------               --------------
          Balance at January 1, 1991                                       -                      $       -
          Options granted                                                 30,000                         1.67
                                                                     -----------
          Balance at December 31, 1991                                    30,000                         1.67
          Options granted                                                816,750                         1.18
                                                                         -------
          Balance at December 31, 1992                                   846,750                         1.20
          Options granted                                                949,186                         3.10
                                                                      ----------
          Balance at December 31, 1993                                 1,795,936                         2.20
          Options granted                                                310,200                         3.05
          Options canceled                                              (108,500)                        3.38
                                                                      ----------
          Balance at December 31, 1994                                 1,997,636                         2.27
          Options granted                                                777,850                         2.22
          Options canceled                                              (349,205)                        2.11
          Options exercised                                             (681,700)                         .64
                                                                      ----------
          Balance at December 31, 1995                                 1,744,581                         2.92
          Options granted                                              1,342,075                         2.65
          Options canceled                                              (503,879)                        3.20
          Options exercised                                             (214,091)                        1.97
                                                                      ----------
          Balance at December 31, 1996                                 2,368,686                         2.79


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements



                                                                 CLASS A AND B SHARES             WEIGHTED AVERAGE
                                                                   SUBJECT TO OPTION               EXERCISE PRICE
                                                                   -----------------               --------------
          Balance at December 31, 1996                                 2,368,686                         2.79
          Options granted                                                707,914                         1.02
          Options canceled                                              (676,741)                        1.57
          Options exercised                                              (70,326)                        1.90
                                                                     -----------
          Balance at December 31, 1997                                 2,329,533                         2.38
          Options granted                                              5,756,893                         2.47
          Options canceled                                              (707,384)                                 2.48
          Options exercised                                            (  78,653)                        1.94
                                                                   -------------
          Balance at December 31, 1998                                 7,300,389                         2.40
          Options granted                                              1,925,447                        10.15
          Options canceled                                              (450,378)                                 3.51
          Options exercised                                            ( 964,000)                        1.69
                                                                    ------------
          Balance at December 31, 1999                                 7,811,458                         4.33
          Options granted                                              3,444,037                        13.58
          Options canceled                                              (905,145)                       12.33
          Options exercised                                           (2,030,958)                        2.51
                                                                   --------------
          Balance at December 31, 2000                                  8,319,392                        7.90
          Options Granted                                               2,934,272                        3.46
          Options Canceled                                             (1,128,327)                       8.16
          Options Exercised                                              (473,511)                       1.42
                                                                    -------------                       -----
          Balance at December 31, 2001                                  9,651,826                       $6.85

       At December 31, 2001, there were approximately 4,810,121options exercisable at prices ranging from $.49 to $37.50.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


       The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                                                        WEIGHTED
                                                                                   WEIGHTED              AVERAGE
                                                                                    AVERAGE             REMAINING
          RANGE OF                            NUMBER           NUMBER              EXERCISE            CONTRACTUAL
          EXERCISE PRICES                   OUTSTANDING      EXERCISABLE             PRICE                LIFE
          ---------------                   -----------      -----------             -----                ----
          $.49 - 0.74                           4,585            4,585            $   .49               5.5 years

           0.75 - 1.12                        277,264          277,264               1.10               6.1 years

          1.13 - 1.69                       1,255,996          730,493               1.33               6.9 years

          1.70 - 2.55                         377,590           60,991               1.80               9.3 years

          2.56 - 3.84                       1,922,863        1,833,863               3.64               6.5 years

          3.85 - 5.78                       2,212,337          475,603               4.09               8.5 years

          5.79 - 8.68                         555,031          138,106               6.66               6.8 years

          8.69 - 13.04                      1,301,549          530,276              11.80               7.6 years

          13.05 - 19.58                     1,471,881          668,027              15.16               7.0 years

          19.59 - 29.38                       222,730           74,245              19.69               8.0 years

          29.39 - 37.50                        50,000           16,668              33.75               8.2 years

       1999 WAVEXPRESS STOCK INCENTIVE PLAN

       In April 2000, the board of directors of WaveXpress authorized the establishment of a stock option plan (the "1999 Plan"). The total number of shares of WaveXpress' Class A Common Stock subject to the Plan is 2,500,000. Options terminate upon the earlier of the date of expiration of the option or upon termination of the employment relationship between WaveXpress and the optionee for any reason other than death, disability or retirement.

       Employees are entitled to exercise their options on dates determined by WaveXpress' Compensation Committee of the Board of Directors. Vesting provisions for options granted generally range from immediate vesting to pro rata vesting over a three-year period.

                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


         Stock option activity during 2001 and 2000 is as follows:

                                                              2001                                      2000
                                              --------------------------------------    --------------------------------------
                                                 Number of        Weighted-Average        Number of         Weighted-Average
                                                  Shares           Exercise Price           Shares            Exercise Price
                                              ----------------    ------------------    ----------------     -----------------
         Balance at beginning of year                634,964            $ 1.23                 -                   $   -
         Granted                                      75,840              1.20                  690,520             1.23
         Exercised                                   (27,777)             1.20                 -                       -
         Canceled                                   (334,052)             1.20                  (55,556)            1.20
                                              ----------------                          ----------------
         Balance at end of year                    1,029,975              1.22                  634,964             1.23
                                              ================                          ================
         Exercisable at end of year                  176,682              1.30                   97,089             1.23
                                              ================                          ================
         Additional shares available
             for grant at end of year              1,442,248                                  1,865,036
                                              ================                          ================

       The per share weighted-average fair value of stock options granted during 2001 and 2000 was $0.89 and $0.99, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                    2001       2000
                                    ----       ----
          Expected dividend yield        0%        0%
          Risk-free interest rate        4%        6%
          Expected Volatility          127%      149%
          Expected life             3 years   3 years

       No options were outstanding at December 31, 1999.

       The following table summarizes information about WaveXpress' fixed stock options outstanding at December 31, 2001:

                                               OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                            ----------------------------------------------------------    --------------------------------
                                                 WEIGHTED
                                                  AVERAGE
                                                 REMAINING                                                   WEIGHTED
             EXERCISE           NUMBER       CONTRACTUAL LIFE      WEIGHTED AVERAGE           NUMBER          AVERAGE
               PRICE         OUTSTANDING        (IN YEARS)          EXERCISE PRICE         OUTSTANDING    EXERCISE PRICE
               -----         -----------        ----------          --------------         -----------    --------------
               $1.20           1,021,778            9.1                  $1.20                  168,485        $1.20
           $3.00 - 4.50            8,197            6.9                  $3.37                    8,197        $3.37
                            ---------------                                               ---------------
           $1.20 - 4.50        1,029,975            9.1                  $1.22                  176,682        $1.30
                            ===============                                               ===============


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements



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

       In connection with the acquisition of WIN, the Company issued a warrant that allowed the holder the ability to purchase unregistered shares of the Company's Class A Common Stock at a price of $1.25 per share at the earlier of the conversion of a note or April 18, 1998 for a period of five years. The number of shares able to be purchased under this warrant is based on a formula of $170,000 divided by 80% of the fair market value of the Class A Common Stock at the time of conversion. This warrant was subsequently extended one year by issuing 100,000 additional warrants to be exercised at prices ranging from $1.49 to $3.43. These warrants were exercised during July 1999.

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


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


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

       In connection with a software development agreement that the Company entered into with Archon Technologies, Inc. ("Archon"), the Company issued to Archon a warrant to purchase 50,000 shares of Wave Class A Common Stock at $3.48 per share. The warrant is exercisable November 9, 2002, and expires on November 9, 2007.

       In 2001, 50,320 warrants were exercised at $1.83 per share. In 2000, 44,692 warrants were exercised at prices ranging from between $1.10 and $5.50 per share.


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


       A summary of warrants outstanding at December 31, 2001, follows:

                                            RANGE OF           WEIGHTED AVERAGE
            CLASS A AND B SHARES            EXERCISE               REMAINING
             SUBJECT TO WARRANTS             PRICES            CONTRACTUAL LIFE
             -------------------             ------            ----------------
                   85,000               $3.09 -    $14.73            5 years


       At December 31, 2001, warrants to acquire approximately 35,000 shares of Class A and Class B Common Stock were exercisable.

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

       The Agreement provides for royalty payments to be made to the licensors in the aggregate amount of two percent of the total gross revenues derived by the Company and any sublicensee of the Company from the exploitation of the Licensed Patents, less any amounts paid, if any, to
       (i) information and database providers for information distributed to or through the Company or its sublicensees, and to (ii) the Company's sublicensees for manufacturing the product or performing the services covered by the Licensed Patents. Royalty payments are payable quarterly and are to be apportioned 75% to Mr. Sprague and 25% to Mr. Michener.

       Payment of royalties is secured by a security interest in and to the Licensed Patents. Mr. Sprague assigned all of his right, title, and interest in the Licensed Patents to the Company.

       The Company believes that the agreements as a whole provide it with exclusive rights under the Wave Patents. There can be no assurance that the Company will enjoy exclusive rights to the Licensed patents under these agreements. No payments have been made to date.


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


(B)    ALADDIN LICENSE AGREEMENT

       During the third quarter of 1997 the Company entered into a license agreement with Aladdin, an Israeli company, for technology and in-process research and development related to Aladdin's proprietary persistent encryption system. Under the terms of the Aladdin license agreement, the Company is prohibited from using any other encryption technology for the first five years. This technology will be incorporated into the Wave System to facilitate pay-per-view content distribution.

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

(10)   LICENSE AND CROSS-LICENSE AGREEMENTS

       On May 1, 1992, the Company entered into a Joint Technology Development Agreement and License and Cross-License Agreement ("License and Cross-License Agreement") with The Titan Corporation ("Titan") whereby Titan granted to the Company license rights to the use of certain patents which are co-owned or licensed by Titan. The Company granted to Titan the exclusive right to make for, sell in, and lease in a "Retained Market," as defined in the agreement, the subject matter described in any Company patent. The Retained Market is defined generally as the market for "Government Information," as defined in the agreement, used solely by a government entity, and the market for products used to access such information. The Company issued to Titan 674,976 shares of Class B Common Stock in return for the license to Titan's patents. These shares were valued at $1.67 per share (total $1,124,960), the estimated fair value of the shares at the time of issuance (based on the price at which shares were sold to third parties near the time of issuance), and were included in research and development expense in the accompanying consolidated statement of operations for the period from February 12, 1988 through December 31, 2001.

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

       A director of the Company, who resigned from the Board at the end of 1997, is also the President, Chief Executive Officer, and a director of Titan. Pursuant to the terms of a related stockholders agreement, Titan has the right to designate a member of the Company's Board of Directors for as long as Titan continues to own at least 50% of the shares originally issued to Titan. As of December 31, 2001, no royalties have been earned by Titan. On February 28, 1997, the Company and Titan executed an addendum to the License Agreement whereby the Company received a sole license to Titan's patent to develop and distribute products to the in-home consumer microcomputers market segment. Under this addendum, Titan waived all defaults previously incurred by Wave as well as extended the license agreement to expire at the time the patents expire.


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


(11)   REVENUE SHARING AGREEMENTS WITH PARTNERS

       The Company has, and intends to continue to, enter into revenue sharing arrangements with information providers, software developers, and hardware and systems manufacturers. Such revenue sharing arrangements are expected to be negotiated between each of the partners and the Company. It is anticipated that revenue sharing arrangements will vary according to the market in which the Wave system is adopted and from which revenues are derived. Generally, a significant portion of the revenue collected by the Company will be paid directly to the information provider or software developer. Once these payments are made, the remainder of revenues will be shared between the Company and other partners. There can be no assurance that the Company will be successful in entering into definitive agreements with these parties, or that the terms of such agreements will be favorable to the Company.

(12)   INVESTMENTS

       The following table summarizes the Company's investments in securities as of December 31,:

                                                2001                                         2000
                             ------------- ---------------- -------------    ---------- ---------------- ------------
                               ADJUSTED        GROSS                          ADJUSTED        GROSS
                                COST         UNREALIZED       FAIR             COST         UNREALIZED       FAIR
                                BASIS      GAINS/(LOSSES)    VALUE             BASIS     GAINS/(LOSSES)      VALUE
                             ------------- ---------------- -------------    ---------- ---------------- ------------
        Common stock of
        public companies     $12,576,118    $ (1,404,992)   $11,171,126         $0        $1,923,304     $1,923,304

       The investments referred to above include 3,083,083 shares of SSP which were acquired as the result of the Company's issuance of 2,000,000 shares of its Class A Common Stock at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 in exchange for 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company. On August 24, 2001 Litronic Inc. ("Litronic") and BIZ completed a merger to form SSP. The 3,083,083 SSP shares now owned by the Company represent 14.95% of the outstanding common stock of SSP. The Company has accounted for this investment as non-current marketable equity securities available for sale based on its intent to hold these securities as a long- term investment. As of December 31, 2001, the investment was valued at $11,160,758 based on that day's closing price of SSP on the NASDAQ national exchange of $3.62 per share. As of December 31, 2001 the Company took a charge for an "other than temporary decline" in the value of its investment in SSP of $1,736,682. This charge was taken because a decline in SSP's share price had occurred due to concerns about SSP's financial condition and near term prospects. As a result of this charge the cost basis of the investment as of December 31, 2001 has been adjusted to $12,576,118.

       In addition, the Company holds 107,975 common shares of XO Communications Corporation ("XO"). As of December 31, 2001 the stock had a market value of $10,366 based on that day's closing price of $0.096 per share.

(13)   JOINT VENTURES

(A)    GLOBAL WAVE, LTD

       In July of 1997, the Company entered into a joint venture with ITG, a United Kingdom Internet service provider. The joint venture was initially owned 25% by the Company and 75% by ITG. The Company contributed its technical expertise and ITG contributed initial working capital and the commitment to fund all future working capital requirements of the joint venture. The objective of the joint venture company, Global Wave is to promote and commercialize Wave's technology in certain European and Middle Eastern markets. Pursuant to the joint venture agreement, the Company received a license fee of $5 million in exchange for the joint venture's right to market Wave's technology in European and Middle Eastern markets. The license fee was paid by ITG as part of its commitment to fund the joint venture. During the third quarter of 1997, the Company received $1.0 million from the joint venture representing partial payment of the license fee, with the remaining payments to be made upon the Company's attaining certain



                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


       milestones related to the number of Wave Meters distributed. The amount received was recorded as deferred license fee income in the third quarter of 1997 as it was uncertain whether the Company had met the contractual requirements required in order to have earned the first payment. During the fourth quarter of 1997, the Company met these requirements and began recognizing the license fee ratably over the contractual period, and recorded the $1 million as a license fee income. Also the Company accrued $490,000 in the fourth quarter of 1997 for expenses related to the Company's obligation to assist the joint venture in setting up the Wave system in the designated markets. In January 1998, the joint venture agreement was modified to extend the milestone dates and provide for the payment of an additional $750,000 of the $5 million license fee to the Company. The payment of $750,000 was received in January 1998. The Company also received the final payment of $3.25 million in June 1998. This payment and the $750,000 received in January 1998 totaled $4 million received in 1998. As part of the Agreement, after the final license fee was paid, the companies issued a warrant to each other to purchase approximately one million shares of each other's Common Stock. The exercise price of the Wave warrants was $1.75 per share. The exercise price of the ITG warrant was approximately .995 British pound per share. On June 5, 1998, the final milestone for the last payment on the license fee was attained and the Company became obligated to issue its warrant to ITG pending approval by the shareholders of ITG for it to issue its reciprocal warrant. On this date the net fair market value of the exchange of warrants represented a net cost to the Company of approximately $1.1 million. The Company recorded this cost as ITG net warrant cost in the Consolidated Statement of Operations.

       On November 5, 1999, the Company exercised its warrant for 1,000,000 shares in ITG at a total cost of $1,620,000. Also during 1999, ITG exercised its 1,000,000 warrants in the Company yielding total proceeds of $1,750,000.

       In February, 2000, ITG was acquired by Concentric Network Corporation. As a result of this transaction, the Company received $2,162,457 in cash and 83,910 shares of Concentric Common Stock. Subsequently, Concentric was acquired by XO, whereby Wave's 83,910 shares in Concentric were converted into 107,975 shares of XO. (See Note 12 - Investments). In addition, certain assets of ITG, namely the 1,000,000 shares of Wave Common Stock and ITG's interest in Global Wave, were distributed to Redwave, Plc. ("Redwave")

       In June, 2000, Wave increased its ownership percentage of Global Wave from 25% to 40%. As part of the new joint venture agreement, Wave's partner in the venture, Redwave, agreed to contribute $7.5 million and 500,000 shares of Wave Common Stock held by Redwave, in exchange for 600,000 shares of Global Wave class A Common Stock. Wave received 400,000 shares of Global Wave class B Common Stock in exchange for a technology license granted by Wave to Global Wave. Prior to September 30, 2000, no value had been assigned to these shares, as Wave had not provided any funding to Global Wave.

       On October 10, 2000, Wave entered into an agreement with Global Wave and Redwave to subscribe for additional Class B shares of Global Wave. Under the terms of the agreement, Wave subscribed for 40,000 additional "B" shares of Global Wave at (pound)100 per share (approximately $142.80), the consideration for which consisted of (pound)1.5 million (approximately $2.14 million) in development costs incurred by Wave on behalf of Global Wave, (pound)1.4 million in cash ($2.0 million), and (pound)1.1 million (approximately $1.6 million) in cash and/or future development services, for total consideration of (pound)4.0 million (approximately $5.7 million). In addition, Redwave has agreed to subscribe for an additional 60,000 Global Wave "A" shares, the consideration for which will consist of the conversion of debt and cash totaling (pound)6.0 million ((pound)5,966,615 in debt and (pound)33,385 in cash; approximately $8.6 million). The resulting ownership interest in the venture will remain 60% for Redwave and 40% for Wave.

       Also, in October, 2000, Wave and Redwave formed a joint venture holding company, Wave European Technologies plc, ("WET") for their European interests, including their respective 40% and 60% stakes in Global Wave. Subsequent to the formation of WET, WET's name changed to Global Wave Group, Plc., ("Global Wave Group")



                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


       As of December 31, 2001, Wave has contributed approximately $4.1 million of its committed investment in the form of development costs incurred and cash. Pursuant to the equity method of accounting, and because Wave has committed to provide funding to the venture, the Company has recognized its equity share (40%) of Global Wave's net losses since inception in its results for the year-ended December 31, 2001. Wave has recorded its equity in the Global Wave's net losses of $2.3 million and $3.4 million for the years-ended December 31, 2001 and 2000, respectively. Because Wave had previously not provided any funding, and had not committed to provide any funding to Global Wave, none of it's equity in the prior period losses were recognized by Wave in its prior year financial statements.

       In February, 2002, the Company paid approximately $1.6 million representing its final funding commitment to Global Wave.

(B)    WAVEXPRESS

       In April 1999, the Company joined with Sarnoff Corporation to form a new joint venture, WaveXpress. WaveXpress develops secure data broadcast architecture, infrastructure and content services. This technology and these services will allow content providers to send digital content to properly equipped PC's by utilizing unused bandwidth in the Digital Television (DTV) Spectrum or broadcast over cable television lines. Consumers will be able to purchase this content directly through a secure network connection, thus enabling a significant new revenue stream for broadcasters or cable television operators. On October 15, 1999, Wave and Sarnoff signed the Joint Venture Agreement that formally established WaveXpress. Under this agreement, Sarnoff and its affiliates received a 40% equity stake in WaveXpress. Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter and Steven Sprague, the Chairman and Chief Executive Officer of Wave, respectively, certain members of the Board of Directors of Wave and certain Wave employees.

       Wave has funded WaveXpress through a series of convertible notes, some with attached warrants. The notes bear interest at rates of 2% to 3% above the prime rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of Common Stock of WaveXpress at varying prices per share. In addition, some of the notes carry attached warrants that allow the company to purchase additional shares of WaveXpress, generally at the conversion price of the notes. The equity interests of Wave, Sarnoff and the Company's affiliates referred to above, assuming all of Wave's and Sarnoff's convertible securities are converted and warrants are exercised, would be approximately 82%, 15%, and 3%, respectively. Through December 31, 2001, Wave had provided approximately $25.9 million in funds, including approximately $2.3 million in accrued interest. During 2001, some of the notes, totaling $9.5 million matured and were converted into 1,826,570 shares of WaveXpress common stock. These amounts are eliminated in consolidation.

       Neither Sarnoff nor any of the other minority shareholders have provided or are obligated to provide funding to WaveXpress. Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of the Company as of December 31, 2001 and for the period then ended. In addition, the Company has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress' balance sheet and operating results in its consolidated financial statements. WaveXpress has incurred net losses of $10.2, $11.2 million and $1.9 for the years ended December 31, 2001, 2000 and 1999, respectively.



                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


(14)   COMMITMENTS AND CONTINGENCIES

       LITIGATION

       During 2001 a demand for arbitration was filed against the Company by a former supplier. The arbitration arises out of a claim that the Company breached a contract with the supplier to purchase computer components to be incorporated into an internet security device produced by the Company. The demand alleges damages in the amount of approximately $1.2 million. It is too early in the matter to assess whether the loss, if any resulting from the demand will have a material impact on the Company's financial position, results of operations, or cash flows in future years. Management intends to vigorously contest the arbitration.

       LEASES

       Summarized below is a listing of properties leased by Wave Systems Corp. pursuant to non-cancelable operating leases. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

                               ANNUAL        LEASE
           LOCATION          LEASE COST  EXPIRATION DATE
           --------          ----------  ---------------
          Lee, MA            $  147,095   Aug. 2004

          New York, NY          171,000   May 2002

          Princeton, NJ         547,893   Dec. 2002

          Cupertino, CA         543,846   Oct. 2002

          Nashville, TN          47,233   Sep. 2003

          Orvault, France        32,087   Sep. 2010

          New York, NY (1)      628,290   Apr. 2010
                             ----------
          Total              $2,117,444
                             ==========

       (1) WAVEXPRESS FACILITY


                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements



       Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are as follows:

                  2002                            $ 1,826,621
                  2003                                761,281
                  2004                                641,758
                  2005                                621,623
                  2006                                646,187
                  Thereafter                        2,208,266
                                                  -----------
              Total minimum lease payments        $ 6,705,737
                                                  ===========

       Rent expense for the years ended December 31, 2001, 2000, 1999 and for the period from inception through December 31, 2001 amounted to approximately $2,101,000, $1,960,000, $957,000 and $7,180,000,
       respectively.

       There were no capital lease obligations as of December 31, 2001.

       PURCHASE COMMITMENTS

       The Company has outstanding purchase commitments totaling approximately $984,000 for inventory.

(15)   INCOME TAXES

       The Company has net operating loss carryforwards for tax return purposes of approximately $145 million, which expire beginning in 2003 through 2021.

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

       The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2001 and 2000 are as follows:

                                                   2001            2000
                                                   ----            ----
          Deferred tax assets:
          Net operating loss carryforwards     $ 61,604,000    $ 42,263,000
          Accrued expenses                          831,000         324,000
          Intangibles                             4,609,000       1,595,000
          Reserves                                  549,000         142,000
          Depreciation                              786,000         246,000
          Other                                      42,000            --
                                               ------------    ------------
             Total gross deferred tax assets     68,421,000      44,570,000
          Less valuation allowance              (68,421,000)    (44,570,000)
             Net deferred tax asset            $       --      $       --
                                               ============    ============

       The valuation allowance increased by approximately $23.9 million and $11.6 million, during the years ended December 31, 2001 and 2000, respectively.

       Management has concluded that it is more likely than not that the Company will not have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets and, therefore, a valuation allowance of $68,421,000 and $44,570,000 has been established to reduce the deferred tax assets at December 31, 2001 and 2000 respectively.



                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


(16)   DEFINED CONTRIBUTION PLAN

       The Company adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of the Company become eligible immediately on employment. The Company has the option to make discretionary matching contributions; no contributions were made in 2001, 2000 or 1999.

(17)   DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

       CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES, PREPAID EXPENSES AND OTHER RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES, AND NOTE PAYABLE

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



                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements


(18)   SEGMENT REPORTING

       Effective December 31, 2000, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supercedes previously issued segment reporting disclosure rules and requires reporting of segment information that is consistent with the way in which management operates the Company. Prior to December 31, 2000, SFAS 131 was not applicable because the Company only operated as one segment.

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

The following sets forth reportable segment data:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              2001           2000             1999
                                                              ----           ----             ----
Operating Revenues:
    EMBASSY(R)Trusted Client Platform and Services        $    672,325    $    332,522    $    187,515
    WaveXpress Data Broadcasting                                19,800            --              --
                                                          ------------    ------------    ------------
    Total Operating Revenues                                   692,125         332,522         187,515
(Net Loss):
    EMBASSY(R)Trusted Client Platform and Services (1)     (37,068,320)    (39,712,441)    (25,983,028)
    WaveXpress Data Broadcasting                           (10,252,001)    (10,183,134)     (1,853,873)
                                                          ------------    ------------    ------------
    Total Segments Net Loss                                (47,320,321)    (49,895,575)    (27,836,901)
                                                          ------------    ------------    ------------
    Interest Income                                          2,688,105       5,103,716         617,306
    Interest Expense                                              --              --          (832,976)
    Equity in net losses of equity method investees
                                                            (2,332,159)     (3,406,491)           --
    Loss for Other than Temporary Decline in Marketable
       Equity Securities                                    (1,736,682)           --              --
    Gain on sale of marketable securities                         --           542,457            --
                                                          ------------    ------------    ------------
    Net Loss                                              $(48,701,057)   $(47,655,893)   $(28,052,571)
                                                          ============    ============    ============
Depreciation and Amortization Expense:
    EMBASSY(R)Trusted Client Platform and Services (2)       3,281,547       2,228,078         758,223
    WaveXpress Data Broadcasting                               970,408         939,060           9,771
                                                          ------------    ------------    ------------
    Total Depreciation Expense                            $  4,251,955    $  3,167,138    $    767,994
                                                          ============    ============    ============
Capital Expenditures:
    EMBASSY(R)Trusted Client Platform and Services           1,307,271       1,323,485       1,989,381
    WaveXpress Data Broadcasting                               200,327       4,275,815       1,867,258
                                                          ------------    ------------    ------------
    Total Capital Expenditures                            $  1,507,598    $  5,599,300    $  3,856,639
                                                          ============    ============    ============
Assets:
    EMBASSY(R)Trusted Client Platform and Services          58,562,392      92,164,096      14,640,852
    WaveXpress Data Broadcasting                             1,671,910       5,920,365       1,891,031
                                                          ------------    ------------    ------------
    Total Assets                                          $ 60,234,302    $ 98,084,461    $ 16,531,883
                                                          ============    ============    ============

(1) Includes $0, $2,176,000 and $0 in-process research and development for the years-ended December 31, 2001, 2000 and 1999 respectively (See Note
       12).

(2) Includes $1,720,632 $573,544 and $0 in goodwill amortization for the year-ended December 31, 2001, 2000 and 1999 respectively (See note 12)



                                                                     (Continued)

                       WAVE SYSTEMS CORP. AND SUBSIDIARIES
                 (a development stage corporation)--(Continued)

                   Notes to Consolidated Financial Statements



(19)   SELECTED QUARTERLY FINANCIAL DATA

                                                  FOR QUARTERS-ENDED
                             DECEMBER 31,     SEPTEMBER 30,    JUNE 30,         MARCH 31,
                                2001              2001          2001             2001
                             ------------     -------------    --------         ---------
Revenues                    $    202,221    $    224,768    $    191,698    $     73,438
Gross Profit                      50,351         140,854          60,104          70,857
Loss from Operations          (9,922,017)    (11,227,427)    (11,722,600)    (14,448,277)
Net loss                     (11,743,942)    (11,200,084)    (11,890,884)    (13,866,147)
Net loss per Common Share   $      (0.23)   $      (0.22)   $      (0.24)   $      (0.28)

                                                  FOR QUARTERS-ENDED
                             DECEMBER 31,     SEPTEMBER 30,    JUNE 30,         MARCH 31,
                                2000              2000          2000             2000
                             ------------     -------------    --------         ---------
Revenues                    $    173,380    $     81,793    $     54,748    $     22,601
Gross Profit                     169,832          76,680          18,556           8,590
Loss from Operations         (14,361,984)    (15,472,450)    (10,486,614)     (9,574,527)
Net loss                     (14,024,071)    (16,182,893)     (8,821,224)     (8,627,705)
Net loss per Common Share   $      (0.29)   $      (0.34)   $      (0.19)   $      (0.20)