Form 10-Q
period 2002-03-31
WAVE SYSTEMS CORP
filed 2002-05-15
CIK 919013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-24752

Wave Systems Corp.

(Exact name of registrant as specified in its charter)

Delaware	13-3477246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 Pleasant Street Lee, Massachusetts 01238
(Address of principal executive offices)
(Zip code)

(413) 243-1600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2002: 50,064,060 shares of Class A Common Stock and 327,083 shares of Class B Common Stock.

PART I -                FINANCIAL INFORMATION

Item 1.                    Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Balance Sheets

	As of
	March 31, 2002	December 31, 2001
Assets	(unaudited)	(unaudited)
Current assets:
Cash and cash equivalents	$29,709,545	$40,437,119
Cash Collected on Behalf of Charities	—	358,531
Marketable securities	8,314	10,366
Notes Receivable from Officers	1,398,654	1,380,050
Inventories	1,410,416	581,912
Prepaid expenses and other receivables	429,036	624,535
Security Deposits - Current	860,010	—
Total current assets	33,815,975	43,392,513
Marketable Equity Securities	7,214,411	11,160,758
Property and equipment, net	3,481,181	4,291,228
Other assets	687,967	1,389,803

Total Assets	45,199,534	60,234,302
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	5,021,305	5,807,878
Due to Charities	—	423,053
Deferred Revenue	—	197,965
Total current liabilities	5,021,305	6,428,896

Common stock, $.01 par value. Authorized 75,000,000 shares as Class A; 50,064,060 shares issued and outstanding in 2002 and 49,996506 in 2001	500,641	499,965
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 327,083 shares issued and outstanding in 2002 and 357,083 in 2001	3,271	3,571
Capital in excess of par value	244,419,716	244,330,985
Deficit accumulated during the development stage	(200,869,028)	(189,624,123)
Other Comprehensive Loss - unrealized loss on marketable securities	(3,876,371)	(1,404,992)
Total stockholders’ equity	40,178,229	53,805,406
Total Liabilities and Stockholders’ Equity	$45,199,534	$60,234,302

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Unaudited Consolidated Statements of Operations

	Three months ended		Period from February 12, 1988 (date of inception) through March 31, 2002
	March 31, 2002	March 31, 2001
Net Revenues:
Product	$25,000	$—	$389,140
Services	220,615	19,080	651,339
Licensing and Other	—	54,359	491,858
Total Net Revenues	245,615	73,439	1,532,337
Cost of Sales:
Product	16,425	—	232,711
Services	92,561	2,581	227,124
Licensing and Other	—	—	223,341
Total Cost of sales	108,986	2,581	683,176
Gross margin	136,629	70,858	849,161

Operating expenses:
Selling, general and administrative	5,414,746	6,595,408	113,886,659
Research and development	3,040,415	5,931,068	74,993,391
Write-off of intangibles and other impaired assets	905,390	1,562,500	2,667,307
Restructuring costs and other special charges	726,280	—	726,280
Amortization of goodwill	—	430,158	2,294,176
Write-off of goodwill	—	—	3,054,456
In Process research and development expense	—	—	2,176,000
Acquisition costs	—	—	1,494,000
Aladdin license expense	—	—	3,889,000
	10,086,831	14,519,134	205,181,269
Other income (expense):
Interest income	182,316	1,123,058	9,895,714
Interest expense	—	—	(1,695,461)
Equity in net losses of Global Wave	—	(540,928)	(5,738,650)
Loss on Other than Temporary Decline in Marketable Equity Securites	(1,477,019)	—	(3,213,701)
Gain on Sale of Marketable Securities	—	—	542,457
License fee	—	—	5,000,000
License warrant cost	—	—	(1,100,000)
Other (expense)	—	—	(227,280)
	(1,294,703)	582,130	3,463,079
Net loss	(11,244,905)	(13,866,146)	(200,869,029)

Accrued dividends on preferred stock (including accretion of assured incremental yield on preferred stock of $750,000)	—	—	4,350,597
Net loss to common stockholders	$(11,244,905)	$(13,866,146)	$(205,219,626)
Loss per common share - basic and diluted	$(0.22)	$(0.28)	$(10.74)
Weighted average number of common shares outstanding during the period	50,353,589	49,149,171	19,101,400

See accompanying notes to unaudited consolidated financial statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended		Period from February 12, 1988 (date of inception) through March 31, 2002
	March 31, 2002	March 31, 2001
Cash flows from operating activities:
Net loss	$(11,244,905)	$(13,866,146)	$(200,869,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	3,054,456
Goodwill Amortization	—	430,158	2,294,176
Depreciation and amortization	559,157	860,780	8,190,583
Reserve for note from affiliate	—	—	1,672,934
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	119,000
Common stock issued in connection with License and Cross-License Agreement	—	—	1,124,960
Realized gain on marketable securities	—	—	(542,457)
Net losses realized on Global Wave investment	—	540,928	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	143,500	—	2,895,095
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In Process research and development	—	—	2,176,000
Write-off of Impaired Assets	905,390	1,562,500	2,667,307
Loss on Other than Temporary Decline in Marketable Equity Securities	1,477,019	—	3,213,701
Preferred stock issued for services rendered	—	—	265,600
Compensation associated with issuance of stock options	(92,744)	186,641	1,412,883
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,254
Common stock issued by principal stockholder for services rendered	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	(197,965)	—	—
Increase in accrued interest on note receivable	(18,604)	—	(99,015)
(Increase) in inventories	(828,504)	(29,245)	(1,410,416)
(Increase) decrease in prepaid expenses and other receivables	195,499	60,444	(398,715)
(Increase) decrease in other assets	(158,174)	(52,285)	(1,562,892)
Increase (decrease) in accounts payable and accrued expenses	772,677	(2,099,251)	5,221,416
(Decrease) in amounts due to charities	(423,053)	—	—
Decrease in cash restricted on behalf of Charities	358,531	—	—
Net cash used in operating activities	(8,552,176)	(12,405,477)	(157,045,181)

Cash flows from investing activities:
Acquisition of property and equipment	(654,499)	(578,965)	(10,949,253)
Investment in Global Wave joint venture	(1,559,250)	—	(5,701,250)
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	—	—	2,162,457
Exercise of warrant to acquire marketable securities-available for sale	—	—	(1,620,000)
Maturity of marketable securities	—	—
Net cash used in investing activities	(2,213,749)	(578,965)	(20,295,946)

Cash flows from financing activities:
Net proceeds from issuance of common stock	38,351	162,510	192,530,471
Net proceeds from issuance of preferred stock and warrants	—	—	12,283,027
Note receivable from stockholder	—	(963,320)	(1,299,640)
Proceeds from notes payable and warrants to Stockholders	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,254
Repayments of note payable	—	—	(255,000)
Redemption of Preferred Stock	—	—	(506,440)

Net cash provided by financing activities	38,351	(800,810)	207,050,672

Net increase in cash and cash equivalents	(10,727,574)	(13,785,252)	29,709,545

Cash and cash equivalents at beginning of period	40,437,119	80,703,890	—

Cash and cash equivalents at end of period	$29,709,545	$66,918,638	$29,709,545

Supplemental information about noncash investing and financing activities:

On February 2, 2001, additional common stock was issued to acquire 3,600,000 shares of BIZ Interactive Zone ("BIZ") for $14,312,800, see Note 2.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

					Capital in excess of Par value	Deficit accumulated during the development Stage	Accumulated Other Comprehensive (Loss)	Total
	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount

Balance at December 31, 2001	49,996,506	$499,965	357,083	$3,571	$244,330,985	$(189,624,123)	$(1,404,992)	53,805,406

Net loss	—	—	—	—	—	(11,244,905)	—	(11,244,905)
Unrealized Loss on Marketable Securities	—	—	—	—	—	—	(2,471,379)	(2,471,379)
Comprehensive Loss	—	—	—	—	—	—	—	(13,716,284)

Value of Warrants Issued for development services	—	—	—	—	143,500	—	—	143,500

Exercise of Options to Purchase Class A Common Stock	37,554	376	—	—	37,975	—	—	38,351

Reversal of previously recorded compensation on employment options issued	—	—	—	—	(92,744)	—	—	(92,744)

Exchange of Class B stock for Class to A stock	30,000	300	(30,000)	(300)	—	—	—	0

Balance at March 31, 2002	50,064,060	$500,641	327,083	$3,271	$244,419,716	$(200,869,028)	$(3,876,371)	$40,178,229

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Notes To Consolidated Financial Statements

March 31, 2002 and 2001

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (“Wave”) as of March 31, 2002 and December 31, 2001, and the results of its operations and cash flows for the quarter ended March 31, 2002 and 2001.  Certain amounts in prior periods have been reclassified to conform to the current year presentation.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2001, included in its Form 10-K filed on April 1, 2002.  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp., Wave Systems Holdings, Inc. (a wholly-owned subsidiary) and WaveXpress, Inc. (a majority-owned subsidiary (“WaveXpress”)).  All significant intercompany transactions have been eliminated.

1.     Loss per Share:

Loss per share for the three months ended March 31, 2002 is computed based on the weighted average number of common shares outstanding.  The inclusion of common stock equivalents (warrants and options) in this computation would be anti-dilutive; therefore basic and dilutive are the same.

2.     Capital Stock:

During the three months ended March 31, 2002, Wave issued a total of 37,554 shares upon the exercise of incentive stock options by various employees.  The aggregate proceeds to Wave for the issuance of these options was $38,351 at an average exercise price of approximately $1.02 per share.

3.     Restructuring Costs and Other Special Charges:

During the quarter ended March 31, 2002 Wave completed a restructuring and cost reduction program to prioritize its initiatives, reduce expenses and improve efficiency.  This program includes a workforce reduction, the relocation of its WaveXpress office and restructuring of certain business functions.

As a result of this program, Wave recorded restructuring costs and other special charges of $726,280 consisting of $229,000 in severance benefits associated with the workforce reduction, $426,000 for lease termination fees and brokerage fees and $71,000 for moving expenses related to the WaveXpress office relocation.  Included in this amount is $426,000 which was accrued as of March 31, 2002.  All other costs were incurred and paid by March 31, 2002.  Overall, Wave reduced its work force by a total of thirty-three employees, sixteen of which were in research and development and seventeen that were in selling, general and administrative departments.  All employees were notified of the work force reduction during the quarter ended March 31, 2002.  In addition, Wave recorded an impairment charge of $905,390 for leasehold improvements in the abandoned office and other tangible fixed assets that were disposed of or removed from operations in connection with this transaction.

The Company also recorded a charge of approximately $488,000 in the quarter ended March 31, 2002, relating to a payment made to a former supplier as a settlement for a demand for arbitration filed against Wave.

The arbitration arose out of a claim that Wave had breached a contract with the supplier to purchase computer components to be incorporated into an Internet security device produced by Wave.  The total settlement payment made by Wave was for $688,000, of which $200,000 was accrued for as of December 31, 2001.  This charge is included in “selling, general and administrative expense”.

4.     Investment in SSP Solutions, Inc.

On February 2, 2001 Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company.  Wave’s investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ.  Accordingly, the investment had been accounted for under the cost method of accounting, because the investment is less than 20% of the outstanding capital stock of BIZ and because Wave could not exercise significant influence over BIZ.  On August 24, 2001 Litronic and BIZ completed a merger of the two companies and renamed the newly formed company SSP Solutions, Inc. (“SSP”).  As a result of the merger, Wave now holds 3,083,083 shares (14.95%) of the common stock of SSP.  Wave has accounted for this investment as non-current marketable equity securities available for sale based upon our intent to hold these securities as a long-term investment.  As of March 31, 2002, this investment was valued at $7,214,411 based on that day’s closing price of SSP Common Stock on the Nasdaq national exchange of $2.34 per share.  For the quarter-ended March 31, 2002 Wave took a charge for an “other then temporary decline” in the value of its investment in SSP of $1,477,019.  This charge was taken because it was determined that a decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects.  The amount was calculated as the difference between the investment’s previously adjusted cost basis versus the value arrived at by taking the weighted average closing price of SSP on the Nasdaq national exchange since November 15, 2001, which was the date that SSP indicated there was doubt about its ability to continue as a going concern in its public filings.  As a result of this charge and a similar charge that was taken in 2001 for $1,736,682, the cost basis of the investment as of March 31, 2002 has been adjusted to $11,099,099 from its original cost basis of $14,312,800.  The investment is presented on the March 31, 2002 and December 31, 2001 balance sheets at $7,214,411 and $11,160,758, respectively, which represents the closing value of the shares on the Nasdaq National Exchange on these dates.  The difference between the value and the adjusted cost basis is presented as an unrealized loss in stockholders' equity.

5.     WaveXpress:

Wave has funded WaveXpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of Common Stock of WaveXpress at varying prices per share.  As of March 31, 2002, the equity interests of Wave, Sarnoff and Wave’s affiliates referred to above, assuming all of Wave’s and Sarnoff’s convertible securities are converted and warrants are exercised, would be approximately 88%, 10% and 2%, respectively.  Through March 31, 2002, Wave had provided approximately $27.9 million in funds to WaveXpress, including approximately $2.5 million in accrued interest.  This amount includes approximately $9.5 million that automatically converted into 1,826,570 additional shares of WaveXpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

None of the minority shareholders have provided or are obligated to provide funding to WaveXpress.  Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress’ balance sheet and operating results in its consolidated financial statements.  WaveXpress’ net losses included in Wave’s consolidated financial statements are $2.9 million and $3.3 million for the quarters ended March 31, 2002 and 2001, respectively.

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

6.     Global Wave Limited:

As of March 31, 2002, Wave has contributed its entire committed investment of approximately $5.7 million to Global Wave Limited (“Global Wave”).  Pursuant to the equity method of accounting, and because Wave has committed to provide funding to the venture, Wave has recognized its equity share (40%) of Global Wave’s net losses to the extent of its funding commitment.  For the quarters ended March 31, 2002 and March 31, 2001; Wave’s share of Global Wave’s losses included in its consolidated financial statements were $0 and $541,000, respectively.  Wave did not record its equity in Global Wave's losses for the quarter ended March 31, 2002 since its investment value had previously been reduced to zero and it had no further commitment or intent to provide further funding to Global Wave.

7.     Notes Receivable from Officers

On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate.  The due date of the demand note was subsequently extended until March 26, 2003.

During 2001, Wave made personal loans to Mr. Peter J. Sprague, Chairman of Wave as evidenced by demand notes totaling approximately $1,050,000. These notes carry a term of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest.  One of these demand notes in the amount of $713,320 plus accrued interest came due on February 27, 2002, and the due date was extended until February 27, 2003.  The remainder of the notes are due in July and September, 2002.

Accrued interest on these notes totaled approximately $99,000 as of March 31, 2002.

8.     Segment Reporting

The Company’s products include the Wave EMBASSY® Trusted Client Platform and Services and WaveXpress Data Broadcasting Products and Services.  These products and services constitute the Company’s reportable segments.  Net Losses for reportable segments exclude interest income, interest expense, equity in losses of equity method investees and realized gains on marketable securities.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by the Company’s management.

The following sets forth reportable segment data:

	For the three months ended March 31,
	2002	2001
Operating Revenues:
EMBASSY® Trusted Client Platform and Services	$245,615	$73,438
WaveXpress Data Broadcasting	—	—
Total Operating Revenues	245,615	73,438
(Net Loss):
EMBASSY® Trusted Client Platform and Services	(7,059,026)	(9,618,573)
WaveXpress Data Broadcasting	(2,891,176)	(4,829,704)
Total Segments Net Loss	(9,950,202)	(14,448,277)
Interest Income	182,316	1,123,058
Interest Expense	—	—
Equity in net losses of equity method investees	—	(540,928)
Loss for Other than Temporary Decline in Marketable Equity Securities	(1,477,019)	—
Net Loss	$(11,244,905)	$(13,866,147)
Depreciation and Amortization Expense:
EMBASSY® Trusted Client Platform and Services (1)	437,357	814,190
WaveXpress Data Broadcasting	121,800	476,748
Total Depreciation and Amortization Expense	$559,157	$1,290,938
Capital Expenditures:
EMBASSY® Trusted Client Platform and Services	650,390	464,475
WaveXpress Data Broadcasting	4,109	114,490
Total Capital Expenditures	$654,499	$578,965

	As of
	March 31, 2002	December 31, 2001
Assets:
EMBASSY® Trusted Client Platform and Services	44,118,217	58,562,392
WaveXpress Data Broadcasting	1,081,317	1,671,910
Total Assets	$45,199,534	$60,234,302

(1)                  Includes $0 and $430,158 in goodwill amortization for the three months ended March 31, 2002 and 2001, respectively.

9.     Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") recently issued SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset.  The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement.  SFAS 143 is effective for fiscal years beginning after June 15, 2002.  Wave is currently examining the impact of this pronouncement on the results of its operations and financial position but currently believes the impact will not be material.

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

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business                        Wave develops, produces and markets hardware and software based digital security products for the Internet and e-commerce.  Wave’s technology involves the use of encryption, which is the process of making data indecipherable.  At the heart of Wave’s technology is the EMBASSY (EMBedded Application Security SYstem) Trust System (the “ETS”).  The ETS is a combination of client hardware and software and a back-office infrastructure that manages its security functions.  The client hardware consists of the EMBASSY 2100 security chip (the “EMBASSY chip”).  EMBASSY chips may be embedded in such user devices as computer keyboards, smart card readers, PC motherboards, PC and/or cable modems, personal digital assistants, cable set-top boxes and potentially a wide variety of other user devices.  The EMBASSY chip is used to securely store the user’s personal information such as usernames, passwords, personal identification numbers, credit card information and personal information such as social security number, name and address.  In addition, the EMBASSY system stores encrypted applets that can be called upon to perform a variety of secure functions such as strong authentication, e-commerce and digital rights management, electronic payments, metering of digital content and other functions.

Our Market                                   Wave is seeking to become a leader in digital security and e-commerce technology.  Our objective is to make our EMBASSY Trust System the preferred infrastructure for security in the digital economy.  Wave believes that a key differentiator of the ETS is that it is open and programmable and combines the strong security of hardware with the flexibility of software.  Wave believes that ultimately, a truly secure system must include hardware protection.  Additionally, Wave foresees that single purpose hardware solutions will not be effective because the hardware will have to support multiple applications to be an effective solution.  Therefore, in a business environment of evolving encryption algorithms, multiple digital rights management solutions, multiple platforms needing to be supported (PC, PDA, Mobile, set-top box); Wave’s open and programmable, hardware based solution will have significant advantages over software only, or single purpose hardware device solutions.

Our Products                         Wave’s products consist of ETS (described above), The Wave Commerce System, digital signature and electronic document management products and data broadcast products.

The Wave Commerce System (the “Commerce System”) allows flexible purchase models for the sale of digital content including rental, rent-to-own and event-based charges.  The Commerce System comprises two main functions: authentication and commerce.  Each of these functions provides multiple services enabled by the ETS.  The authentication services component positively identifies the person wishing to access protected content.  It accomplishes this through a protected applet in conjunction with the EMBASSY device.  The goal of the Commerce System is to provide digital commerce, completely secure from unauthorized access. Web site owners would use authentication services to replace less secure username/password pairs with strong authentication.  Content providers use commerce services to distribute digital content.  This means that content, goods and services can be consumed with more efficient and flexible pricing, broader distribution opportunities and greater protection against unauthorized usage, with better privacy protection of the consumer’s sensitive information.

Wave’s digital signature and electronic document management products, SmartSignature and SmartSAFE combine a digital signature application with a document management application, with an upload process initiated by the user.  These products allow for the interaction of users and financial service providers, such as banks, brokerage houses, lessors and mortgage companies (each a “Provider”), whereby the user can digitally sign a document that will then be considered a legally binding signature.  Once uploaded, the documents are validated and archived.  A Provider may then log into the SmartSAFE to review and manage documents that have been signed.  When a document is requested for viewing, the SmartSAFE creates a certified copy including pertinent signature information.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.

Wave offers its data broadcast products through WaveXpress, Inc., a joint venture between Wave and Sarnoff which is 88% owned by Wave (assuming all of Wave’s and Sarnoff’s convertible securities are converted).  WaveXpress has developed products designed to offer cable television MSOs a complete solution for implementing IP Multicast that allows the consumer to experience and manage rich digital content on their PC.  These products are being actively marketed to MSOs.  Wave believes that benefits of these products to MSOs include: new incremental revenue streams from dormant, underutilized and off-peak bandwidth, service bundling opportunities, flexible content and pricing offerings, strength of the ETS security products and an advanced consumer experience.

R&D                                                                     Wave is a development stage company and has realized minimal operating revenues since its inception.  At March 31, 2002, Wave had an accumulated deficit of approximately $200.9 million.  Wave has made a substantial investment in research and development including $3 million for the quarter ended March 31, 2002, and expects that it will be required to continue to make substantial investments in its products and technology.  For the years ended December 31, 2001, 2000, and 1999, Wave spent approximately $17.7 million, $20.9 million and $10.7 million, respectively, on research and development activities (which amounts include the value of stock issued).  In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997.  From its inception in February 1988 through March 31, 2002, Wave has spent approximately $75 million on research and development activities.

Wave was incorporated in Delaware on August 12, 1988; and was known previously as Indata Corp. Wave changed its name to Cryptologics International, Inc. on December 4, 1989; and to Wave Systems Corp. in January 1993.  Wave’s principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and its telephone number is (413) 243-1600.

Critical Accounting Policies

The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under PART I, Item 1 - Financial Statements.

Method of Accounting for Joint Ventures - Wave accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture’s operating and financial policies.  The financial statements of joint ventures in which Wave owns greater than a fifty percent interest are consolidated with Wave’s financial statements pursuant to APB Opinion No. 18.

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

Goodwill and Purchased Intangible Assets – In July 2001, FASB issued SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) which is effective for all fiscal years beginning after December 15, 2001.  SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test.  SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets.  After transition, the impairment tests must be performed annually.  Because Wave does not have any goodwill and/or other intangible assets which qualify for the prescribed treatment under SFAS 142, there is no impact of SFAS 142 to Wave’s financial position or results of operations as of March 31, 2002 and for the quarter then ended.

The proforma effects of the adoption of SFAS 142 on net income and earnings per share for Wave for the three months ended March 31, 2001 are as follows:

Net (loss) as reported	$(13,866,146)
Add Back: Goodwill Amortization expense	430,158
Adjusted Net (loss)	(13,435,988)

Basic (loss) per share as reported	(0.28)
Add Back: Goodwill Amortization expense	0.01
Adjusted basic (loss) per share	$(0.27)

Research and Development and Software Development Costs - Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires software development costs to be capitalized when a product’s technological feasibility has been established.  In accordance with SFAS 144, Wave assesses the recoverability of capitalized software development costs by determining whether the amortization of the balance over their remaining life can be recovered through undiscounted future operating cash flows.  The amount of capitalized software development costs impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Wave’s average cost of funds.  The assessment of the recoverability of capitalized software development costs is impacted if estimated future operating cash flows are less than the net carrying value of the asset.

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

Results of Operations

Three Months Ended March 31, 2002 and 2001

For the three months ended March 31, 2002, Wave had revenues of  $245,615 comprised of service contract revenues of $220,615 and product revenues of $25,000.  The service contract revenue was derived primarily from a development contract with SSP, a shareholder of Wave.  Wave also owns 14.95% of SSP.  This agreement was for $5 million in development services; and called for a $5 million open purchase order, which SSP placed with Wave for EMBASSY products.  In the event that SSP does not use the entire $5 million purchase order by June 30, 2003, SSP’s rights under the development agreement will become non-exclusive.  Revenue on this project has been recognized on a percentage of completion basis, and is subject to cash received and milestones accomplished.  In February 2002, SSP formally requested that Wave suspend work on the development contract referred to above and that their remaining commitment and payments be applied toward alternative projects.  The parties are currently in negotiations to determine what the alternative projects will consist of.  While SSP remains obligated under the agreement, it is uncertain as to whether Wave will realize any further revenues under this contract.  For the three months ended March 31, 2001, revenues were $73,458 primarily from license fees and service contracts.  The increase in revenues resulted primarily from increased service contract revenues under the development contract with SSP referred to above.

Cost of goods sold for the quarter ended March 31, 2002 totaled $108,986 and consisted of  $16,425 related to product sales and $92,561 related to services.  The overall gross profit margin for the quarter ended March 31, 2002 was 56%.  This compares with total cost of goods sold for the quarter ended March 31, 2001 of $2,581 related to service revenues, resulting in a gross profit margin of 96%.  The lower gross profit margin realized in the quarter ended March 31, 2002 versus 2001 was due to revenues  having been derived from services and hardware sales in the 2002 quarter, versus primarily license revenues in 2001 which had little or no cost of sales associated with them.

Selling, general and administrative expenses for the three months ended March 31, 2002 were $5,414,746 as compared to $6,595,408 for the comparable period of 2001, a decrease of 18%.  The decrease was primarily due to decreases in salary and benefit costs associated with an overall headcount reduction of approximately 70 positions, reductions in consulting and recruiting expenses, travel and entertainment, trade show and public relations expenses.  The headcount reductions were made primarily in the areas of product marketing and operations for positions which supported products and/or lines of business that Wave has de-emphasized or abandoned.  Wave also reduced headcount in administrative and support areas within the company where it was possible to consolidate and restructure certain functions.  Of the total decrease in selling, general and administrative expenses, approximately $970,000 was related to these headcount reductions with the remainder resulting from the other areas listed above.  Included in the amounts listed above are WaveXpress’ selling, general and administrative expenses, which were $805,342 and $1,582,523 for the quarters ended March 31, 2002 and 2001, respectively.  This 49% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above.  Selling, general and administrative expenses are expected to remain flat over the foreseeable future.

Research and development expenses for the three months ended March 31, 2002 were $3,040,415, as compared to $5,931,068 for the comparable period of 2001, a decrease of 49%.  This decrease was primarily attributable to decreases in salaries and consultant expenditures associated with a greatly reduced development effort with respect to Wave’s integrated circuit technology and software and product development expenses for discontinued products.  The significant development activities that were substantially completed in the year-ago quarter ended March 31, 2001 included the ETS, significant enhancements to the Wavenet commerce applications, the development of the EMBASSY 2100 security chip, the EMBASSY applet developers kit, the creation of the “Trust Assurance Network”, the development of core EMBASSY applets and WaveXpress’ digital broadcast architecture and content.  These research and development efforts have been scaled down considerably as Wave is shifting its focus more towards commercializing and marketing these products.  WaveXpress’ research and development expenditures included in the above were approximately $553,000 and $1,685,000 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 67%.  This decrease was the result of reduced employee headcount, lower consultant expenditures, travel and amortization expense of intangible assets that were subsequently written off. Wave expects development expenditures of WaveXpress to remain flat over the foreseeable future.

Wave incurred $0 in goodwill amortization for the three months ended March 31, 2002 associated with the acquisition of iShopHere.com versus $430,158 for the same period in 2001, as the goodwill associated with this acquisition was written off in the fourth quarter of 2001.

During the quarter ended March 31, 2002 Wave completed a restructuring and cost reduction program to prioritize its initiatives, reduce expenses and improve efficiency.  This program includes a workforce reduction, the relocation of its WaveXpress office and restructuring of certain business functions.  As a result of this program, Wave recorded restructuring costs and other special charges of $726,280 consisting of $229,000 in severance benefits associated with the workforce reduction and $426,000 for lease termination fees and brokerage fees and $71,000 for moving expenses related to the WaveXpress office relocation.  Included in this amount is $426,000 which was accrued as of March 31, 2002.  All other costs were incurred or paid by March 31, 2002.  Overall, Wave reduced its work force by a total of 33 employees, sixteen of which were in research and development and seventeen that were in selling, general and administrative departments.  All employees were notified of the work force reduction during the quarter ended March 31, 2002.  In addition, Wave recorded an impairment charge of $905,390 for abandoned leasehold improvements and other tangible fixed assets that were disposed of or removed from operations.  In the quarter-ended March 31, 2001, Wave took a charge of $1,562,500 to write-off a technology license that it had purchased in connection with the development of the WaveXpress data broadcast system.  The write-off was the result of modifications to WaveXpress’ business model; consequently, the value of the license became impaired because it was no longer needed in the business and had no alternative uses.

Wave also recorded a charge of approximately $488,000 in the quarter ended March 31, 2002, relating to a payment made to a former supplier as a settlement for a demand for arbitration filed against Wave.  The arbitration arose out of a claim that Wave had breached a contract with the supplier to purchase computer components to be incorporated into an Internet security device produced by Wave.  The total settlement payment made by Wave was for $688,000, of which $200,000 was accrued for as of December 31, 2001.  The charge of $488,000 is included in selling, general and administrative expense as of March 31, 2002.

For the quarter-ended March 31, 2002, Wave took a charge for an “other then temporary decline” in the value of its investment in SSP of $1,477,019.  This charge was taken because it was determined that an other that temporary decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects.  The amount was calculated as the difference between the investment’s previously adjusted cost basis versus the value arrived at by taking the weighted average closing price of SSP on the Nasdaq national exchange since November 15, 2001, which was the date that SSP indicated there was doubt about its ability to continue as a going concern in its public filings.  As a result of this charge and a similar charge that was taken in 2001 for $1,736,682, the cost basis of the investment as of March 31, 2002 has been adjusted to $11,099,099 from its original cost basis of $14,312,800.  The investment is presented on the March 31, 2002 and December 31, 2001 balance sheets at $7,214,411 and $11,160,758, respectively, which represents the closing value of the shares on the Nasdaq National Exchange on those dates.  The difference between the value and the adjusted cost basis is presented as an unrealized loss in stockholders' equity.

Interest income for the three months ended March 31, 2002 was $182,316 as compared to $1,123,058 for the comparable period of 2001.  The decrease in interest income is primarily attributable to a decrease in interest-bearing assets, and a decrease in interest rates earned on those investments compared with the same period in 2001.

Because Wave had recognized its equity in the losses of Global Wave up to its total committed  investment of approximately $5.7 million in 2001, no further losses associated with this investment were recognized during the quarter ended March 31, 2002.  For the quarter ended March 31, 2001, $540,928 in losses were recognized by Wave for its equity share of Global Wave’s losses in that quarter.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended March 31, 2002 was $11,244,905 as compared to $13,866,147 for the comparable period of 2001.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of March 31, 2002, had a $200,869,029 deficit accumulated during the development stage, and stockholders’ equity of $40,178,229.  Wave has financed its operations through March 31, 2002 principally through the issuance of Class A and B Common Stock and various series’ preferred stock, for total proceeds of $204,813,000.

As of March 31, 2002, Wave had $29,709,545 in cash and cash equivalents.  As of December 31, 2001, Wave had $40,437,119 in cash and cash equivalents.  Wave had marketable securities with a value of $7,222,725 ($7,214,411 of which is classified as non-current) as of March 31, 2002 and $11,171,124 ($11,160,758 of which is classified as non-current) as of December 31, 2001.  The decrease in cash and cash equivalents resulted from $8,552,176 used in operating activities, $2,213,749 was used for investing activities (including $1,559,250 invested in Global Wave to satisfy Wave’s final commitment to fund Global Wave) and $38,351 was provided from financing activities.

At March 31, 2002, Wave had working capital of $28,794,670.  Wave expects to continue to incur substantial additional expenses resulting in significant losses for the foreseeable future.  However, considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into the first quarter of 2003.

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

In order to reduce this uncertainty, Wave continues to evaluate additional financing options and may therefore elect to raise capital, from time to time, through equity or debt financings in order to capitalize on business opportunities and market conditions and to insure the continued development of Wave’s technology, products and services.  There can be no assurance that Wave can raise additional financing in the future.

As of December 31, 2001, Wave had net operating loss carryforwards for tax return purposes of approximately $145 million; which expire beginning in 2003 through 2021.  Pursuant to the Internal Revenue Code, Section 382, annual utilization of Wave’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  Wave has not determined whether there has been such a cumulative change in ownership or the impact on the utilization of the loss carryforwards if such change has occurred.

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk

                Wave’s investment portfolio consists of minority equity investments in publicly traded companies.  Most predominantly, we hold a 14.95% interest in SSP.  These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  These investments are inherently risky because the market for the technologies or products they have under development are typically in the early stages and may never materialize.  In addition, the values of these investments are subject to significant market price volatility.  For example, as a result of market price volatility, we experienced a $2.5 million unrealized losses during the quarter ended March 31, 2002 and a $3.3 million decrease in net unrealized gains during the year ended December 31, 2001.  In addition, we recorded charges against earnings associated with losses in value on our investment in SSP of $1.5 million in the quarter ended March 31, 2002 and an additional $1.7 million in the quarter ended December 31, 2001 for declines in value that were determined to be “other than temporary”.  These equity securities are held for purposes other than trading.  The following table presents the hypothetical change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through April 30, 2002:

	Fair Value at the lowest closing price January 1, 2001 through April 30, 2002	Fair Value as of March 31, 2002	Fair Value at the highest closing price January 1, 2001 through April 30, 2002

Corporate Equities	$4,968,083	$7,222,725	$23,351,456

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

Dated: May 14, 2002

WAVE SYSTEMS CORP.
(Registrant)

	By:	/s/	Peter J. Sprague
	Name:		Peter J. Sprague
	Title:		Chairman of the Board (Duly Authorized Officer of the Registrant)

	By:	/s/	Gerard T. Feeney
	Name:		Gerard T. Feeney
	Title:		Chief Financial Officer