Form 10-Q
period 2002-06-30
WAVE SYSTEMS CORP
filed 2002-08-14
CIK 919013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes   ☒    No   ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2002: 51,766,918 shares of Class A Common Stock and 324,225 shares of Class B Common Stock.

PART I -         FINANCIAL INFORMATION

Item 1.              Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Balance Sheets

	As of
	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$21,859,060	$40,437,119
Cash Collected on Behalf of Charities	—	358,531
Marketable securities	2,160	10,366
Notes Receivable from Officers	1,417,464	1,380,050
Inventories	1,538,108	581,912
Prepaid expenses and other receivables	436,291	624,535
Total current assets	25,253,083	43,392,513
Marketable Equity Securities	4,316,316	11,160,758
Property and equipment, net	3,297,570	4,291,228
Other assets	688,993	1,389,803
Total Assets	33,555,962	60,234,302
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	3,857,627	5,807,878
Due to Charities	—	423,053
Deferred Revenue	—	197,965
Total current liabilities	3,857,627	6,428,896

Common stock, $.01 par value. Authorized 75,000,000 shares as Class A; 50,066,918 shares issued and outstanding in 2002 and 49,996,506 in 2001	500,669	499,965
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 324,225 shares issued and outstanding in 2002 and 357,083 in 2001	3,242	3,571
Capital in excess of par value	244,623,196	244,330,985
Deficit accumulated during the development stage	(210,556,033)	(189,624,123)
Other Comprehensive Income (Loss) – unrealized loss on marketable securities	(4,872,739)	(1,404,992)
Total stockholders’ equity	29,698,335	53,805,406
Total Liabilities and Stockholders’ Equity	$33,555,962	$60,234,302

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Six Months ended		Period from February 12, 1988 (inception) through
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
Net Revenues:
Product	$74,997	$186,511	$99,997	$186,511	$464,137
Services	2,795	4,739	223,410	23,819	654,134
Licensing and Other	—	448	—	54,806	491,858
Total Net Revenues	77,792	191,698	323,407	265,136	1,610,129
Cost of sales:
Product	36,941	129,384	53,366	129,384	269,652
Services	1,572	2,210	94,133	4,791	321,257
Licensing and Other	—	—	—	—	130,780
Total Cost of Sales	38,513	131,594	147,499	134,175	721,689
Gross margin	39,279	60,104	175,908	130,961	888,440
Operating expenses:
Selling, general and administrative	4,712,019	6,489,035	10,126,765	13,084,443	118,598,678
Research and development	3,232,472	4,863,511	6,272,887	10,794,579	78,225,863
Write-off of Intangibles and other impaired assets	—	—	905,390	1,562,500	2,667,307
Restructuring Costs and other special charges	—	—	726,280	—	726,280
Amortization of goodwill	—	430,158	—	860,316	2,294,176
Write-off of goodwill	—	—	—	—	3,054,456
In process research and development expense	—	—	—	—	2,176,000
Acquisition Costs	—	—	—	—	1,494,000
Aladdin license expense	—	—	—	—	3,889,000
	7,944,491	11,782,704	18,031,322	26,301,838	213,125,760
Other income (expense):
Interest Income	126,092	718,106	308,408	1,841,164	10,021,807
Interest Expense	—	—	—	—	(1,695,461)
Equity in losses of Global Wave	—	(886,390)	—	(1,427,318)	(5,738,650)
Loss on other than temporary decline in marketable equity securities	(1,907,885)	—	(3,384,904)	—	(5,121,586)
Gain on sale of marketable securities	—	—	—	—	542,457
License Fee	—	—	—	—	5,000,000
License Warrant Cost	—	—	—	—	(1,100,000)
Other income (expense)	—	—	—	—	(227,280)
	(1,781,793)	(168,284)	(3,076,496)	413,846	1,681,287
Net loss	(9,687,005)	(11,890,884)	(20,931,910)	(25,757,031)	(210,556,033)
Accrued dividends on preferred stock	—	—	—	—	4,350,597
Net loss to common stockholders	$(9,687,005)	$(11,890,884)	$(20,931,910)	$(25,757,031)	$(214,906,630)
Weighted average number of common shares outstanding during the period	50,391,143	50,074,806	50,387,043	49,545,369	19,590,445

Loss per common share	$(0.19)	$(0.24)	$(0.42)	$(0.52)	$(10.97)

See accompanying notes to unaudited consolidated financial statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from February 12, 1988 (date of inception) through June 30, 2002
	Six Months ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	(20,931,910)	(25,757,031)	(210,556,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	3,054,456
Goodwill Amortization	—	860,316	2,294,176
Depreciation and amortization	1,125,801	1,413,658	8,757,227
Reserve for note from affiliate	—	—	1,672,934
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	119,000
Common stock issued in connection with License and Cross-License Agreement	—	—	1,124,960
Realized gain on marketable securities	—	—	(542,457)
Net losses realized on Global Wave investment	—	1,427,318	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	143,500	—	2,895,095
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In Process research and development	—	—	2,176,000
Write-off of Impaired Assets	905,390	1,562,500	2,667,307
Loss on Other than Temporary Decline in Marketable Equity Securities	3,384,904	—	5,121,586
Preferred stock issued for services rendered	—	—	265,600
Compensation expense associated with issuance of stock options	110,737	367,891	1,616,364
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,253
Common stock issued by principal stockholder for services rendered	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	(197,965)	277,778	—
Increase in accrued interest on note receivable	(37,414)	(26,173)	(117,825)
(Increase) Decrease in inventories	(956,196)	83,255	(1,538,108)
(Increase) decrease in prepaid expenses and other receivables	188,244	(7,501)	(405,970)
(Increase) decrease in other assets	700,810	(50,102)	(703,909)
Increase (decrease) in accounts payable and accrued expenses	(391,004)	(2,530,864)	4,057,735
Increase in amounts due to charities	(423,053)	—	—
Increase in cash restricted on behalf of Charities	358,531	—	—
Net cash used in operating activities	(16,019,625)	(22,378,955)	(164,512,631)
Cash flows from investing activities:
Acquisition of property and equipment	(1,037,533)	(689,151)	(11,332,287)
Investment in Global Wave joint venture	(1,559,250)	—	(5,701,250)
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	—	—	2,162,457
Exercise of warrants to acquire securities-available for sale	—	—	(1,620,000)
Net cash used in investing activities	(2,596,783)	(689,151)	(20,678,980)

Cash flows from financing activities:
Net proceeds from issuance of common stock	38,349	452,649	192,530,470
Net proceeds from issuance of preferred stock and warrants	—	—	12,283,027
Note receivable from stockholder	—	(963,320)	(1,299,640)
Proceeds from notes payable and warrants to Stockholders	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,254
Repayments of note payable	—	—	(255,000)
Redemption of Preferred Stock	—	—	(506,440)

Net cash provided by (used in) financing activities	38,349	(510,671)	207,050,671

Net increase (decrease) in cash and cash equivalents	(18,578,059)	(23,578,777)	21,859,060

Cash and cash equivalents at beginning of period	40,437,119	80,703,890	—

Cash and cash equivalents at end of period	$21,859,060	$57,125,113	$21,859,060

Supplemental information about noncash investing and financing activities:

On February 2, 2001, additional common stock was issued to acquire 3,600,000 shares of BIZ Interactive Zone (“BIZ”) for $14,312,800, see Note 2.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

common stock					Capital in excess of Par value	Deficit accumulated during the development Stage	Accumulated Other Comprehensive Income (Loss)	Total

	Class A common stock		Class B common stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	49,996,506	$499,965	357,083	$3,571	$244,330,985	$(189,624,123)	$(1,404,992)	$53,805,406

Net loss	—	—	—	—	—	(20,931,910)	—	(20,931,910)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(3,467,747)	(3,467,747)
Comprehensive income (loss)	—	—	—	—	—	—	—	(24,399,657)

Exercise of options to purchase Class A common stock	37,554	375	—	—	37,974	—	—	38,349

Issuance of warrants to purchase Common Stock for Services	—	—	—	—	143,500	—	—	143,500

Compensation on Employee stock options issued	—	—	—	—	110,737	—	—	110,737

Exchange of Class B stock for Class A stock	32,858	329	(32,858)	(329)	—	—	—	—

Balance at June 30, 2002	50,066,918	$500,669	324,225	$3,242	$244,623,196	$(210,556,033)	$(4,872,739)	$29,698,335

See accompanying notes to unaudited financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Notes To Consolidated Financial Statements

June 30, 2002 and 2001

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (the “Company” or “Wave”) as of June 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the six months and quarter ended June 30, 2002 and 2001.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2001, included in its Form 10-K filed on April 1, 2002.  The results of operations for the three months ended June 30, 2002 and the six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements of the Company include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary and WaveXpress, Inc. (“WaveXpress”), a majority-owned subsidiary.  All significant intercompany transactions have been eliminated.

1.         Loss per Share:

Loss per share is computed based on the weighted average number of common shares outstanding.  The inclusion of common stock equivalents (warrants and options) in this computation would be anti-dilutive; therefore basic and dilutive are the same.

2.         Capital Stock:

During the six months ended June 30, 2002, the Company issued a total of 37,554 shares upon the exercise of incentive stock options by various employees.  The aggregate proceeds to the Company for the issuance of these options was $38,349 at an average exercise price of approximately $1.02 per share.

3.         Restructuring Costs and Other Special Charges:

During the quarter ended March 31, 2002, Wave completed a restructuring and cost reduction program to prioritize its initiatives, reduce expenses and improve efficiency.  This program included a workforce reduction, the relocation of its WaveXpress office and restructuring of certain business functions.

As a result of this program, Wave recorded restructuring costs and other related charges of $726,280 consisting of $229,000 in severance benefits associated with the workforce reduction, $426,000 for lease termination fees and brokerage fees and $71,000 for moving expenses related to the WaveXpress office relocation.  All costs were incurred and paid by March 31, 2002.  Overall, Wave reduced its force by a total of thirty-three employees, sixteen of which were in research and development and seventeen that were in selling, general and administrative departments.  All employees were notified of the workforce reduction during the quarter ended March 31, 2002. In addition, Wave recorded an impairment charge of $905,390 for leasehold improvements in the abandoned office and other tangible fixed assets that were disposed of or removed from operations in connection with this transaction.

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

4.         Investment in SSP Solutions, Inc.

On February 2, 2001 Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company.  Wave’s investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ.  Accordingly, the investment has been accounted for under the cost method of accounting, because the investment is less than 20% of the outstanding capital stock of BIZ and because Wave cannot exercise significant influence over BIZ.  On August 24, 2001, Litronic and BIZ completed a merger of the two companies and renamed the newly formed company SSP Solutions, Inc. (“SSP”).  As a result of the merger, Wave now holds 3,083,083 shares (14.95%) of the common stock of SSP.  Wave has accounted for this investment as non-current marketable equity securities available for sale based upon our intent to hold these securities as a long-term investment.  As of June 30, 2002, this investment was valued at $4,316,316 based on that day’s closing price of SSP Common Stock on the Nasdaq national exchange of $1.40 per share.  For the quarter-ended and six months ended June 30, 2002, Wave took charges for an “other than temporary decline” in the value of our investment in SSP of $1,907,885 and $3,384,904, respectively.  These charges were taken because it was determined that a decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects.  The amount was calculated as the difference between the investment’s previously adjusted cost basis versus the value arrived at by taking the weighted average closing price of SSP on the Nasdaq national exchange since November 15, 2001, which was the date that SSP indicated there was doubt about its ability to continue as a going concern in its public filings.  As a result of these charges and a similar charge that was taken in 2001 for $1,736,682, the cost basis of the investment as of June 30, 2002 has been adjusted to $9,191,214 from its original cost basis of $14,312,800.  The investment is presented on the June 30, 2002 and December 31, 2001 balance sheets at $4,316,316 and $11,160,758, respectively, which represents the closing value of the shares on the Nasdaq national exchange on these dates.  The difference between the value and the adjusted cost basis is presented as an unrealized loss in stockholders’ equity.

5.         WaveXpress:

Wave has funded WaveXpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 1% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of Common Stock of WaveXpress at varying prices per share.    Through June 30, 2002, Wave had provided approximately $29.5 million in funds to WaveXpress, including approximately $2.8 million in accrued interest.  This amount includes approximately $9.5 million that automatically converted into 1,826,570 additional shares of WaveXpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of June 30, 2002, the equity interests of Wave, Sarnoff and Wave’s affiliates referred to above, assuming all of Wave’s and Sarnoff’s convertible securities are converted and warrants are exercised, would be approximately 88%, 10% and 2%, respectively. None of the minority shareholders have provided or are obligated to provide funding to WaveXpress.  Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress’ balance sheet and operating results in its consolidated financial statements.  WaveXpress’ net losses included in Wave’s consolidated financial statements are $1.3 million and $2.3 million for the quarters ended June 30, 2002 and 2001, respectively.  For the six months ended June 30, 2002, WaveXpress’ net losses included in

Wave’s consolidated financial statements are $4.2 million compared to a net loss of  $7.2 million for the six months ended June 30, 2001.

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

6.         Global Wave:

As of June 30, 2002, Wave has contributed its entire committed investment of approximately $5.7 million to Global Wave Limited (“Global Wave”).  Pursuant to the equity method of accounting, Wave has recognized its equity share (40%) of Global Wave’s net losses to the extent of its funding commitment.  For the quarters ended June 30, 2002 and June 30, 2001; Wave’s share of Global Wave’s losses included in its consolidated financial statements are $0 and $886,000, respectively.  The Company did not record its equity in Global Wave’s losses for the quarter ended June 30, 2002 since its investment value had previously been reduced to zero and it has no further commitment or intent to provide further funding to Global Wave.  (See also Note 9 Subsequent Event)

7.         Notes Receivable from Officers

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

During 2001, Wave made personal loans to Mr. Peter J. Sprague, Chairman of Wave as evidenced by demand notes totaling approximately $1,062,000. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest.  Two of the demand notes; in the amount of $713,320 and $184,500 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates.  The remaining note is due September 2002.

Accrued interest on these notes totaled approximately $105,000 as of June 30, 2002.

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

The following sets forth reportable segment data:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Operating Revenues:
EMBASSY® Trusted Client Platform and Services	$77,792	$191,698	$323,407	$265,136
WaveXpress Data Broadcasting	—	—	—	—
Total Operating Revenues	77,792	191,698	323,407	265,136
(Net Loss):
EMBASSY® Trusted Client Platform and Services	(6,610,356)	(9,598,646)	(13,699,674)	(19,217,219)
WaveXpress Data Broadcasting	(1,294,856)	(2,123,954)	(4,155,740)	(6,953,658)
Total Segments Net Loss	(7,905,212)	(11,722,600)	(17,855,414)	(26,170,877)
Interest Income	126,092	718,106	308,408	1,841,164
Equity in net losses of equity method investees	—	(886,390)	—	(1,427,318)
Loss for Other than Temporary Decline in Marketable Equity Securities	(1,907,885)	—	(3,384,904)	—
Net Loss	$(9,687,005)	$(11,890,884)	$(20,931,910)	$(25,757,031)
Depreciation and Amortization Expense:
EMBASSY® Trusted Client Platform and Services (1)	462,230	822,391	899,587	1,636,581
WaveXpress Data Broadcasting	104,414	160,645	226,214	637,393
Total Depreciation and Amortization Expense	$566,644	$983,036	$1,125,801	$2,273,974
Capital Expenditures:
EMBASSY® Trusted Client Platform and Services	321,030	82,307	971,420	546,782
WaveXpress Data Broadcasting	62,004	27,879	66,113	142,369
Total Capital Expenditures	$383,034	$110,186	$1,037,533	$689,151

	As of
	June 30, 2002	December 31, 2001
Assets:
EMBASSY® Trusted Client Platform and Services	$32,736,164	$58,562,392
WaveXpress Data Broadcasting	819,798	1,671,910
Total Assets	$33,555,962	$60,234,302

9.         Subsequent Event

On July 24 the Company issued 1,700,000 shares of its Class A Common Stock in exchange for the remaining 60% of Global Wave for a total purchase price of approximately $2,400,000.  Prior to this purchase, Wave had effectively owned 40% of Global Wave which it acquired through a series of transactions whereby Wave contributed approximately $5,700,000 in cash and granted Global Wave a license to distribute content utilizing the Wave Commerce System in Europe and certain other foreign markets.  Wave had previously accounted for its investment in Global Wave using the equity method of accounting.  Accordingly, Wave had recognized its proportionate share of Global Wave’s losses to the extent of its investment.  The significant assets that Wave will receive from this transaction consist of cash of approximately $1,380,000 and the transfer back to Wave of the license that Wave had originally granted to Global Wave, which is described above.  Wave assumed no liabilities as a result of this transaction.

10.       Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset.  SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset.  The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  Wave is currently examining the impact of this pronouncement on the results of its operations and financial position but currently believes the impact will not be material.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144").  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes FASB SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The provisions of this Statement generally are to be applied prospectively.  The adoption of SFAS No. 144 did not have any impact on our consolidated financial statements.

The FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”), effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Wave does not believe the impact of adopting SFAS No. 145 will have a material impact on its financial statements.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value.  The principal reason for issuing SFAS No. 146 is the Board’s belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Issue 94-3, do not meet the definition of a liability.  SFAS No. 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities.   SFAS No.146 is effective for exit and disposal activities initiated after December 31, 2002.  Early application is encouraged; however, previously issued financial statements may not be restated.  An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied SFAS No. 146.  Wave does not believe that the adoption of this statement on January 1, 2003 will have a material impact on its financial position.

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

R&D

Wave is a development stage company and has realized minimal operating revenues since its inception.  At June 30, 2002, Wave had an accumulated deficit of approximately $210.6 million.  Wave has made a substantial investment in research and development including $3.2 million and $6.3 million for the quarter and six month period ended June 30, 2002, respectively; and expects that it will be required to continue to make substantial investments in its products and technology.  For the years ended December 31, 2001, 2000, and 1999, Wave spent approximately $17.7 million, $20.9 million and $10.7 million, respectively, on research and development activities (which amounts include the value of stock issued).  In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997.  From its inception in February 1988 through June 30, 2002, Wave has spent approximately $78.2 million on research and development activities.

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

Marketable Securities - debt securities and publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method.  Unrealized gains and losses are reflected in other comprehensive income.  Unrealized losses that are determined to be other than temporary are recognized as charges against earnings.  Factors considered when determining if an other than temporary decline has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. All other investments, excluding joint venture arrangements, are recorded at cost.

Inventories - Inventories, which are stated at the lower of cost or net realizable value, consist of inventory held for resale to customers.  Cost is determined on the first-in, first-out basis and includes freight and other incidental costs incurred.  Wave provides inventory allowances based on excess and obsolete inventories.

Goodwill and Purchased Intangible Assets – In July 2001, FASB issued SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) which is effective for all fiscal years beginning after December 15, 2001.  SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test.  SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets.  After transition, the impairment tests must be performed annually.  Because Wave does not have any goodwill and/or other intangible assets which qualify for the prescribed treatment under SFAS 142, there is no impact of SFAS 142 to Wave’s financial position or results of operations as of June 30, 2002 and for the quarter and six months then ended.

The proforma effects of the adoption of SFAS 142 on net income and earnings per share for Wave for the quarter and six months ended June 30, 2001 are as follows:

	Three months ended June 30, 2001	Six Months ended June 30, 2001
Net (loss) as reported	$(11,890,884)	$(25,757,031)
Add Back: Goodwill Amortization expense	430,158	860,316
Adjusted Net (loss)	(11,460,726)	(24,896,715)

Basic (loss) per share as reported	(0.24)	(0.52)
Add Back: Goodwill Amortization expense	0.01	0.02
Adjusted basic (loss) per share	$(0.23)	$(0.50)

The table below sets forth the proforma effects of the adoption of SFAS 142 on net income and earnings per share for Wave for the years ended December 31:

	2001	2000	1999
Net (loss) as reported	$(48,701,057)	$(47,655,893)	$(28,065,811)
Add Back: Goodwill Amortization expense	1,720,632	573,544	-
Less: Increase in write off of goodwill	(2,294,176)	-	-
Adjusted Net (loss)	$(47,274,601)	$(47,082,349)	$(28,065,811)

Basic (loss) per share as reported	(0.97)	(1.03)	(0.73)
Add Back: Goodwill Amortization expense	0.03	0.01	-
Less: Increase in write off of goodwill	(0.05)	-	-
Adjusted basic (loss) per share	$(0.99)	$(1.02)	$(0.73)

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

Results of Operations

Three Months Ended June 30, 2002 and 2001

For the three months ended June 30, 2002, Wave had revenues of  $77,792 which were derived primarily from sales of EMBASSY 2100 chips and peripheral hardware products.  For the three months ended June 30, 2001, revenues were $191,698, derived primarily from sales of legacy hardware.  The decrease in revenues was due to lower volume of hardware sales in the quarter ended June 30, 2002 versus the same period of 2001.  Gross profit for the quarter ended June 30, 2002 was $39,279 representing a gross profit margin of 50% versus gross profit of $60,104 and margin of 31% in the prior year quarter. WaveXpress had no revenues for the three months ended June 30, 2002 and June 30, 2001.

Selling, general and administrative expenses for the three months ended June 30, 2002 were $4,712,019 as compared to $6,489,035 for the comparable period of 2001, a decrease of 27%.  The decrease was primarily due to decreases in salary and benefit costs associated with an overall headcount reduction of approximately 70 positions, reductions in consulting and recruiting expenses, travel and entertainment, trade show and public relations expenses.  The headcount reductions were made primarily in the areas of product marketing and operations for positions that supported products and/or lines of business that Wave has de-emphasized or abandoned.  Wave also reduced headcount in administrative and support areas within the company where it was possible to consolidate and restructure certain functions.  Of the total decrease in selling, general and administrative expenses, approximately $1,000,000 was related to these headcount reductions with the remainder resulting from the other areas listed above.    Included in the amounts listed above are WaveXpress’ selling, general and administrative expenses, which were $651,943 and $1,085,286 for the quarters ended June 30, 2002 and 2001, respectively.  This 40% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above.  Selling, general and administrative expenses are expected to remain flat or decrease over the foreseeable future depending upon the business needs of the Company.

Research and development expenses for the three months ended June 30, 2002 were $3,232,472, as compared to $4,863,511 for the comparable period of 2001, a decrease of 34%.  This decrease was primarily attributable to decreases in salaries and consultant expenditures associated with a greatly reduced development effort with respect to Wave’s integrated circuit technology and software.  The significant development activities that were completed in the year-ago quarter ended June 30, 2001 included the ETS, significant enhancements to the Wavenet commerce applications, the development of the EMBASSY 2100 security chip, the EMBASSY applet developers kit, the creation of the “Trust Assurance Network”, the development of core EMBASSY applets and WaveXpress’ digital broadcast architecture and content.  These research and development efforts have been scaled down considerably as Wave is shifting its focus more toward commercializing and marketing these products.  WaveXpress’ research and development expenditures included in the above were approximately $643,000 and $1,039,000 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 38%.  This decrease was the result of reduced employee headcount, lower consultant expenditures, travel and amortization expense of intangible assets that were subsequently written off. Wave expects development expenditures of WaveXpress to remain flat over the foreseeable future.

Wave incurred $0 in goodwill amortization for the three months ended June 30, 2002 associated with the acquisition of iShopHere.com versus $430,158 for the same period in 2001, as the goodwill associated with this acquisition was written off in the fourth quarter of 2001.

For the quarter-ended June 30, 2002, Wave took a charge for an “other than temporary decline” in the value of its investment in SSP of $1,907,885.  This charge was taken because it was determined that an other than temporary decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects.  The amount was calculated as the difference between the investment’s previously adjusted cost basis versus the value arrived at by taking the weighted average closing price of SSP on the Nasdaq national exchange since November 15, 2001, which was the date that SSP indicated there was doubt about its ability to continue as a going concern in its public filings.  As a result of this charge and similar charges that were taken in the first quarter of 2002 and the fourth quarter of 2001 totaling $3,213,701, the cost basis of the investment as of June 30, 2002 has been adjusted to $9,191,214 from its original cost basis of $14,312,800.  The investment is presented on the June 30, 2002 and December 31, 2001 balance sheets at $4,316,316 and $11,160,758, respectively, which represents the closing value of the shares on the Nasdaq national exchange on these dates.  The difference between the value and the adjusted cost basis is presented as an unrealized loss in stockholders’ equity.

Interest income for the three months ended June 30, 2002 was $126,092 as compared to $718,106 for the comparable period of 2001.  The decrease in interest income is primarily attributable to a decrease in interest-bearing assets, and a decrease in interest rates earned on those investments compared with the same period in 2001.

Because Wave had recognized its equity in the losses of Global Wave up to its total committed investment of approximately $5.7 million in 2001, no further losses associated with this investment were recognized during the quarter ended June 30, 2002.  For the quarter ended June 30, 2001, $886,390 in losses were recognized by Wave for its equity share of Global Wave’s losses in that quarter.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended June 30, 2002 was $9,687,005 as compared to $11,890,884 for the comparable period of 2001.

Six months Ended June 30, 2002 and 2001

For the six months ended June 30, 2002, Wave had revenues of  $323,407 comprised of service contract revenues of $223,410 and product revenues of $99,997.  The service contract revenue was derived primarily from a development contract with SSP, a shareholder of Wave.  Wave also owns 14.95% of SSP.  This agreement was for $5 million in development services; and called for a $5 million open purchase order, which SSP placed with Wave for EMBASSY products.  In the event that SSP does not use the entire $5 million purchase order by June 30, 2003, SSP’s rights under the development agreement will become non-exclusive.  Revenue on this project has been recognized on a percentage of completion basis, and is subject to cash received and milestones accomplished.  In February 2002, SSP formally requested that Wave suspend work on the development contract referred to above and that their remaining commitment and payments be applied toward alternative projects.  The parties are currently in negotiations to determine what the alternative projects will consist of.  While SSP remains obligated under the agreement, it is uncertain as to whether Wave will realize any further revenues under this contract.  Product revenue was derived from sales of EMBASSY 2100 chips and peripheral hardware products.  For the six months ended June 30, 2001, revenues were $265,136 comprised of product sales of $186,511, service fees of $23,819 and license revenues of $54,806.  The increase in revenues resulted primarily from an increase in service contract revenue of $199,591 from the development contract with SSP that offset decreases in product and licensing revenue of $141,320.

Cost of goods sold for the six months ended June 30, 2002 totaled $147,499 and consisted of  $53,366 related to product sales and $94,133 related to services.  The overall gross profit margin for the six months ended June 30, 2002 was 54%.  This compares with total cost of goods sold for the six months ended June 30, 2001 of $134,175 which consisted of $129,384 in product cost of sales and $4,791 related to services, resulting in a gross profit margin of 49%.  The higher gross profit margin realized in the six months ended June 30, 2002 versus 2001 was due to higher gross margins on sales of EMBASSY 2100 hardware versus legacy hardware that was sold in 2001.

Selling, general and administrative expense for the six months ended June 30, 2002 were $10,126,765 as compared to $13,084,443 for the comparable period of 2001, a decrease of 23%.  The decrease was consistent with the decrease in the quarter ended June 30, 2002 versus the prior year quarter (see above discussion), and likewise was primarily due to decreases in salary and benefit costs associated with an overall headcount reduction, reductions in consulting and recruiting expenses, travel and entertainment, trade show and public relations expenses.  The headcount reductions were made primarily in the areas of product marketing and operations for positions that supported products and/or lines of business that Wave has de-emphasized or abandoned.  Wave also reduced headcount in administrative and support areas within the company where it was possible to consolidate and restructure certain functions.  Of the total decrease in selling, general and administrative expenses, approximately $2,000,000 was related to these headcount reductions with the remainder resulting from the other areas listed above.  Included in the amounts listed above are WaveXpress’ selling, general and administrative expenses, which were $1,460,882 and $2,667,809 for the six months ended June 30, 2002 and 2001, respectively.  This 45% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above.  Selling, general and administrative expenses are expected to remain flat or decrease over the foreseeable future depending upon the business needs of the Company.

Research and development expenses for the six months ended June 30, 2002 were $6,272,887 as compared to $10,794,579 for the comparable period of 2001, a decrease of 42%.  This decrease was primarily attributable to decreases in salaries and consultant expenditures associated with a greatly reduced development effort with respect to Wave’s integrated circuit technology and software.  The significant development activities that were completed in the year-ago six month period ended June 30, 2001 included the ETS, significant enhancements to the Wavenet commerce applications, the development of the EMBASSY 2100 security chip, the EMBASSY applet developers kit, the creation of the “Trust Assurance Network”, the development of core EMBASSY applets and WaveXpress’ digital broadcast architecture and content.  These research and development efforts have been scaled down considerably as Wave is shifting its focus more toward commercializing and marketing these products.  WaveXpress’ research and development expenditures included in the above were approximately $1,196,051 and $2,723,349 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 56%.  This decrease was the result of reduced employee headcount, lower consultant expenditures, travel and amortization expense of intangible assets that were subsequently written off. Wave expects development expenditures of WaveXpress to remain flat over the foreseeable future.

Wave incurred $0 in goodwill amortization for the six months ended June 30, 2002 associated with the acquisition of iShopHere.com versus $860,316 for the same period in 2001, as the goodwill associated with this acquisition was written off in the fourth quarter of 2001.

During the six months ended June 30, 2002, Wave completed a restructuring and cost reduction program to prioritize its initiatives, reduce expenses and improve efficiency.  This program includes a workforce reduction, the relocation of its WaveXpress office and restructuring of certain business functions.  As a result of this program, Wave recorded restructuring costs and other special charges of $726,280 consisting of $229,000 in severance benefits associated with the workforce reduction,  $426,000 for lease termination fees and brokerage fees and $71,000 for moving expenses related to the WaveXpress office relocation.  All of these costs were incurred or paid by March 31, 2002.  Overall, Wave reduced its force by a total of thirty-three employees, sixteen of which were in research and development and seventeen that were in selling, general and administrative departments.  All employees were notified of the workforce reduction during the three months ended March 31, 2002. In addition, Wave recorded an impairment charge of $905,390 for abandoned leasehold improvements and other tangible fixed assets that were disposed of or removed from operations.   In the six months ended June 30, 2001, Wave took a charge of $1,562,500 to write-off a technology license that it had purchased in connection with the development of the WaveXpress data broadcast system.  The write-off was the result of modifications to WaveXpress’ business model; consequently, the value of the license became impaired because it was no longer needed in the business and had no alternative uses.

Wave also recorded a charge of approximately $488,000 in the six months ended June 30, 2002, relating to a payment made to a former supplier as a settlement for a demand for arbitration filed against Wave.  The arbitration arose out of a claim that Wave had breached a contract with the supplier to purchase computer components to be incorporated into an Internet security device produced by Wave.  The total settlement payment made by Wave was for $688,000, of which $200,000 was accrued for as of December 31, 2001.  The charge of $488,000 is included in selling, general and administrative expense for the six months ended as June 30, 2002.

For the six months ended June 30, 2002, Wave took a charge for an “other than temporary decline” in the value of its investment in SSP of $3,384,904.  This charge was taken because it was determined that an other than temporary decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects.  The amount was calculated as the difference between the investment’s previously adjusted cost basis versus the value arrived at by taking the weighted average closing price of SSP on the Nasdaq national exchange since November 15, 2001, which was the date that SSP indicated there was doubt about its ability to continue as a going concern in its public filings.  As a result of this charge and a similar charge that was taken in the fourth quarter of 2001 for $1,736,682, the cost basis of the investment as of June 30, 2002 has been adjusted to $9,191,214 from its original cost basis of $14,302,800.  The investment is presented on the June 30, 2002 and December 30, 2001 balance sheets at $4,316,316 and $11,160,758, respectively, which represents the closing value of the shares on the Nasdaq national exchange on these dates.  The difference between the value and the adjusted cost basis is presented as an unrealized loss in stockholders’ equity.

Interest income for the six months ended June 30, 2002 was $308,408 as compared to $1,841,164 for the same period in 2001.  This decrease was related to the decrease in interest bearing assets, and decreased rates earned on those assets during the six month period ended June 30, 2002 versus 2001.

Because Wave had recognized its equity in the losses of Global Wave up to its total committed investment of approximately $5.7 million in 2001, no further losses associated with this investment were recognized during the six months ended June 30, 2002.  For the six months ended June 30, 2001, $1,427,318 in losses were recognized by Wave for its equity share of Global Wave’s losses in that quarter.

Due to the reasons set forth above, our net loss to common stockholders for the six months ended June 30, 2002 was $20,931,910 as compared to $25,757,031 for the comparable period of 2001.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of June 30, 2002, had a $210,556,033 deficit accumulated during the development stage, and stockholders’ equity of $29,698,335.  Wave has financed its operations through June 30, 2002 principally through the issuance of Class A and B Common Stock and various series’ preferred stock, for total proceeds of $204,813,000.

As of June 30, 2002, Wave had $21,859,060 in cash and cash equivalents.  As of December 31, 2001, Wave had $40,437,119 in cash and cash equivalents.  Wave had marketable securities with a value of $4,318,476 ($4,316,316 of which is classified as non-current) as of June 30, 2002 and $11,171,124 ($11,160,758 of which is classified as non-current) as of December 31, 2001.  The decrease in cash and cash equivalents resulted from $16,019,625 used in operating activities, $2,596,783 was used for investing activities (including $1,559,250 invested in Global Wave to satisfy Wave’s final commitment to fund Global Wave) and $38,349 was provided from financing activities.

At June 30, 2002, Wave had working capital of $21,395,456.  Wave expects to continue to incur substantial additional expenses resulting in significant losses for the foreseeable future.  However, considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into the first quarter of 2003.

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

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Wave’s investment portfolio consists of minority equity investments in publicly traded companies.  Most predominantly, we hold a 14.95% interest in SSP.  These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  These investments are inherently risky because the market for the technologies or products they have under development are typically in the early stages and may never materialize.  In addition, the values of these investments are subject to significant market price volatility.  For example, as a result of market price volatility, we experienced a $3.5 million unrealized losses during the six months ended June 30, 2002 and a $3.3 million decrease in net unrealized gains during the year ended December 31, 2001.  In addition, we recorded charges against earnings associated with losses in value on our investment in SSP of $1.9 million and $3.4 million in the three and six month periods ended June 30, 2002, respectively; and an additional $1.7 million in the quarter ended December 31, 2001 for declines in value that were determined to be “other than temporary”.  These equity securities are held for purposes other than trading.  The following table presents the change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through July 23, 2002:

	Fair Market Value (“FMV”) at the lowest closing price from January 1, 2001 through July 23, 2002	FMV as of June 30, 2002	FMV at the highest closing price from January 1, 2001 through July 23, 2002

Corporate Equities	$2,776,775	$4,316,316	$23,351,133
Percentage decrease from highest closing price	88%	82%	—
Percentage decrease from FMV as of June 30, 2002	36%	—	—

Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 36% and 88% of the FMV of these investments as of June 30, 2002.  The amount of such hypothetical future losses in FMV would be equal to $1,600,000, $3,500,000 and $3,800,000, using hypothetical losses of 36%, 82% and 88%, respectively.

The exposure to market risk associated with interest rate-sensitive instruments is not material to Wave. Our investment portfolio consists primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

PART II - OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders

On June 24, 2002, Wave held its Annual Meeting of shareholders.  At the Annual Meeting, the shareholders voted on the election of six directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified.  The previous board was re-elected with the following results:

DIRECTOR	FOR	WITHHELD
Peter J. Sprague	45,941,447	1,544,494
John E. Bagalay, Jr.	45,378,149	2,107,792
George Gilder	45,408,381	2,077,460
John E. McConnaughy, Jr.	45,397,996	2,087,945
Steven Sprague	46,457,381	1,028,560
Nolan Bushnell	45,411,381	2,074,560

Item 6              Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K:

None.

SIGNATURE

The undersigned hereby certify that the report contained herein fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, and the information contained herein fairly presents, in all material respects, the Company’s financial condition and results of operations.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

WAVE SYSTEMS CORP.
(Registrant)

	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
		Title:	President and Chief Executive Officer

	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer