Form 10-Q
period 2002-09-30
WAVE SYSTEMS CORP
filed 2002-11-15
CIK 919013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of November 5, 2002: 51,766,918 shares of Class A Common Stock and 324,225 shares of Class B Common Stock.

PART I -                 FINANCIAL INFORMATION

Item 1.                      Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Unaudited Consolidated Balance Sheets

	As of
	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,185,928	$40,437,119
Cash Collected on Behalf of Charities	—	358,531
Marketable securities	3,347	10,366
Notes Receivable from Officers	1,262,090	1,380,050
Inventories	1,100,848	581,912
Prepaid expenses and other receivables	802,268	624,535
Total current assets	19,354,481	43,392,513
Marketable Equity Securities	5,010,899	11,160,758
Property and equipment, net	2,994,931	4,291,228
Other assets	415,877	1,389,803
Total Assets	27,776,188	60,234,302
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	3,462,266	5,807,878
Due to Charities	—	423,053
Deferred Revenue	—	197,965
Total current liabilities	3,462,266	6,428,896

Common stock, $.01 par value. Authorized 75,000,000 shares as Class A; 51,766,918 shares issued and outstanding in 2002 and 49,996,506 in 2001	517,669	499,965
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 324,225 shares issued and outstanding in 2002 and 357,083 in 2001	3,242	3,571
Capital in excess of par value	246,963,190	244,330,985
Deficit accumulated during the development stage	(223,205,526)	(189,624,123)
Other Comprehensive Income (Loss) – unrealized loss on marketable securities	35,347	(1,404,992)
Total stockholders’ equity	24,313,922	53,805,406
Total Liabilities and Stockholders’ Equity	$27,776,188	$60,234,302

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Nine Months ended		Period from February 12, 1988 (inception) through
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002
Net Revenues:
Product	$21,925	$5,995	$121,922	$192,506	$486,062
Services	40,948	216,403	259,413	229,737	690,137
Licensing and Other	6,972	2,370	11,917	67,661	503,775
Total Net Revenues	69,845	224,768	393,252	489,904	1,679,974
Cost of sales:
Product	11,403	5,750	64,769	135,134	281,055
Services	12,552	76,434	103,221	76,435	330,345
Licensing and Other	1,345	1,730	4,809	6,520	135,589
Total Cost of Sales	25,300	83,914	172,799	218,089	746,989
Gross margin	44,545	140,854	220,453	271,815	932,985
Operating expenses:
Selling, general, and administrative	5,147,298	6,895,629	15,274,063	19,980,072	123,745,976
Research and development	2,768,094	4,042,494	9,040,981	14,837,073	80,993,957
Write-off of Intangibles and asset impairments	665,641	—	1,571,031	1,562,500	3,332,948
Restructuring Costs and other special charges	—	—	726,280	—	726,280
Amortization of goodwill	—	430,158	—	1,290,474	2,294,176
Write-off of goodwill	—	—	—	—	3,054,456
In process research and development expense	—	—	—	—	2,176,000
Acquisition Costs	—	—	—	—	1,494,000
Aladdin license expense	—	—	—	—	3,889,000
	8,581,033	11,368,281	26,612,355	37,670,119	221,706,793
Other income (expense):
Interest Income	99,310	518,305	407,718	2,359,469	10,121,117
Interest Expense	—	—	—	—	(1,695,461)
Equity in losses of GlobalWave	—	(490,962)	—	(1,918,280)	(5,738,650)
Loss from other than temporary decline in fair value of marketable equity securities	(5,892,315)	—	(9,277,219)	—	(11,013,901)
Fee received on termination of development contract with SSP, related party	1,680,000		1,680,000		1,680,000
Gain on sale of marketable securities	—	—	—	—	542,457
License Fee	—	—	—	—	5,000,000
License Warrant Cost	—	—	—	—	(1,100,000)
Other income (expense)	—	—	—	—	(227,280)
	(4,113,005)	27,343	(7,189,501)	441,189	(2,431,718)
Net loss	(12,649,493)	(11,200,084)	(33,581,403)	(36,957,115)	(223,205,526)
Accrued dividends on preferred stock	—	—	—	—	4,350,597
Net loss to common stockholders	$(12,649,493)	$(11,200,084)	$(33,581,403)	$(36,957,115)	$(227,556,123)
Weighted average number of common shares outstanding during the period	51,647,665	50,229,272	50,811,868	49,821,706	20,089,073

Loss per common share	$(0.24)	$(0.22)	$(0.66)	$(0.74)	$(11.33)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended		Period from February 12, 1988 (date of inception)
	September 30, 2002	September 30, 2001	through September 30, 2002
Cash flows from operating activities:
Net loss	(33,581,403)	(36,957,115)	(223,205,526)
Adjustments to reconcile net loss to net cash
used in operating activities:
Write-off of goodwill	—	—	3,054,456
Goodwill Amortization	—	1,290,474	2,294,176
Depreciation and amortization	1,458,867	1,983,062	9,090,293
Reserve for note from affiliate	—	—	1,672,934
Non-cash expenses:
Accretion of assured incremental yield on convertible debt			119,000
Common stock issued in connection with
License and Cross-License Agreement	—	—	1,124,960
Realized gain on marketable securities	—	—	(542,457)
Net losses realized on GlobalWave investment	—	1,918,280	5,738,650
Common stock issued for services rendered
and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	143,500	—	2,895,095
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In Process research and development	—	—	2,176,000
Write-off of Impaired Assets	1,571,031	1,562,500	3,332,948
Loss on Other than Temporary Decline in Marketable Equity Securities	9,277,219	—	11,013,901
Fee received upon termination of development contract with SSP	(1,680,000)		(1,680,000)
Preferred stock issued for services rendered	—	—	265,600
Compensation expense associated with issuance of stock options	223,730	524,886	1,729,357
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,253
Common stock issued by principal stockholder for services			565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	(197,965)	378,953	—
Increase in accrued interest on note receivable	(46,359)	(47,439)	(126,771)
(Increase) Decrease in inventories	(518,936)	625,148	(1,100,848)
(Increase) decrease in prepaid expenses and other receivables	(177,733)	(169,941)	(771,947)
(Increase) decrease in other assets	973,923	(174,805)	(430,795)
Increase (decrease) in accounts payable and accrued expenses	(597,376)	(1,363,129)	3,851,363
Increase in amounts due to charities	(423,053)	1,476,961	—
Increase in cash restricted on behalf of Charities	358,531	(1,309,558)	—
Net cash used in operating activities	(23,216,024)	(30,261,723)	(171,709,030)
Cash flows from investing activities:
Acquisition of property and equipment	(1,059,049)	(804,822)	(11,353,803)
Investment in GlobalWave joint venture	(1,559,250)	—	(5,701,250)
Cash received in connection with GlobalWave acquisition	1,380,464		1,380,464
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	—	—	2,162,457
Exercise of warrants to acquire securities-available for sale	—	—	(1,620,000)
Net cash used in investing activities	(1,237,835)	(804,822)	(19,320,032)

Cash flows from financing activities:
Net proceeds from issuance of common stock	38,349	678,353	192,530,470
Net proceeds from issuance of preferred stock
and warrants	—	—	12,283,027
Note receivable from stockholder	164,319	(1,299,639)	(1,135,321)
Proceeds from notes payable and warrants to
Stockholders	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,254
Repayments of note payable	—	—	(255,000)
Redemption of Preferred Stock	—	—	(506,440)

Net cash provided by (used in) financing activities	202,668	(621,286)	207,214,990

Net increase (decrease) in cash and cash equivalents	(24,251,191)	(31,687,831)	16,185,928

Cash and cash equivalents at beginning of period	40,437,119	80,703,890	—

Cash and cash equivalents at end of period	$16,185,928	$49,016,059	$16,185,928

Supplemental information about noncash investing and financing activities:

On July 24, 2002, 1,700,000 shares of our common stock were issued to acquire 60% of GlobalWave, Ltd., see Note 7.

On February 2, 2001, 2,000,000 shares of our common stock were issued to acquire 3,600,000 shares of BIZ Interactive Zone (“BIZ”) for $14,312,800, see Note 5.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

						Deficit
						accumulated	Accumulated
	Class A		Class B		Capital	during the	Other
	common stock		common stock		in excess of	development	Comprehensive
	Shares	Amount	Shares	Amount	Par value	Stage	Income (Loss)	Total
Balance at December 31, 2001	49,996,506	$499,965	357,083	$3,571	$244,330,985	$(189,624,123)	$(1,404,992)	$53,805,406

Net loss	—	—	—	—	—	(33,581,403)	—	(33,581,403)
Increase (Decrease) in accumulated unrealized gain (loss) on marketable securities	—	—	—	—	—	—	1,440,339	1,440,339
Comprehensive income (loss)	—	—	—	—	—	—	—	(32,141,064)
Issuance of Class A Common Stock to acquire 60% of the remaining assets of Globalwave. Ltd.	1,700,000	17,000	—	—	2,227,000	—	—	2,244,000
Exercise of options to purchase Class A Common Stock	37,554	375	—	—	37,975	—	—	38,350

Issuance of warrants to purchase Class A Common Stock for Services	—	—	—	—	143,500	—	—	143,500

Compensation expense on Employee stock options issued	—	—	—	—	223,730	—	—	223,730
Exchange of Class B Common Stock for Class A Common Stock	32,858	329	(32,858)	(329)	—	—	—	—

Balance at September 30, 2002	51,766,918	$517,669	324,225	$3,242	$246,963,190	$(223,205,526)	$35,347	$24,313,922

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Notes To Consolidated Financial Statements

September 30, 2002 and 2001

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the nine months and quarter ended September 30, 2002 and 2001.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2001, included in its Form 10-K filed on April 1, 2002.  The results of operations for the three months ended  September 30, 2002 and the nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary and WaveXpress, Inc. (WaveXpress”) a majority-owned subsidiary.  All significant intercompany transactions have been eliminated.  The financial statements of Wave have been presented in the development stage format as prescribed by Statement of Financial Accounting Standards No. 7.  Management has determined that Wave meets the criteria of a development stage enterprise as prescribed in Statement of Financial Accounting Standard No. 7 because it has devoted substantially all of its efforts since inception toward research and development activities and establishing a new business; furthermore although planned principal operations have commenced, there has been no significant revenue from those operations.

1.                   Loss per Share:

Loss per share is computed based on the weighted average number of common shares outstanding.  The inclusion of common stock equivalents (warrants and options) in this computation would be anti-dilutive; therefore basic and dilutive are the same.

2.                   Capital Stock:

During the nine months ended September 30, 2002, Wave issued a total of 1,700,000 shares at $1.32 per share to acquire 60% of the remaining assets of GlobalWave Ltd.  (See note 7).  In addition, Wave issued a total of 37,554 shares upon the exercise of incentive stock options by various employees.  The aggregate proceeds to Wave for the issuance of these options was $38,350 at an average exercise price of approximately $1.02 per share.

3.                   Restructuring Costs and Other Special Charges:

During the quarter ended March 31, 2002, Wave completed a restructuring and cost reduction program to prioritize its initiatives, reduce expenses and improve efficiency.  This program included a workforce reduction, the relocation of its WaveXpress office and restructuring of certain business functions.

As a result of this program, Wave recorded restructuring costs and other related charges of $726,280 consisting of $229,000 in severance benefits associated with the workforce reduction, $426,000 for lease termination fees and brokerage fees and $71,000 for moving expenses related to the WaveXpress office relocation.  All costs were incurred and paid during the quarter ended March 31, 2002.  Overall, Wave reduced its force by a total of thirty-six employees, nineteen of which were in research and development and seventeen that were in selling, general and administrative departments.  All employees were notified of the workforce reduction during the quarter ended March 31, 2002. In addition, Wave recorded an impairment charge of $905,390 for leasehold improvements in the abandoned office and other tangible fixed assets that were disposed of or removed from operations in connection with this transaction.

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

4.                   Development Contract with SSP Solutions, Inc.

In October 2000, Wave entered into a $10 million comprehensive development agreement with BIZ Interactive Zone, Inc. to integrate Wave’s EMBASSY Trusted Client technology into BIZ’s suite of products for deployment into 5 million digital set top boxes and integrated gateway products such as cable and DSL modems.  The development agreement outlined the broad objectives of the project but it required that the parties complete a more detailed plan with related milestones in order to guide the overall project.

In February 2001, Wave entered into an unrelated stock purchase agreement with BIZ pursuant to which Wave purchased 3,600,000 shares of BIZ Series B preferred stock in exchange for 2,000,000 shares of its Class A Common Stock. Subsequently, Litronic, Inc., a provider of authentication and encryption security technology, completed a merger with BIZ to form SSP Solutions, Inc. (“SSP”).  (See Note 5.).  The intention of the cross investment was to add an additional incentive to both parties under the agreement and it was intended to be a swap of shares of equal value.

In May of 2001, the development agreement with BIZ discussed above, was amended whereby, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment.  In addition, SSP agreed to place with Wave an open $5 million purchase order for EMBASSY products.  Payment terms of the agreement provided that SSP make payments of $277,778 per month for eighteen months.  In addition, the parties agreed that in the event that SSP failed to pay any monthly installment within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the instalment would automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP to be determined by dividing the unpaid amount by the fair market value of SSP common stock.  Revenue under the development services agreement had been recognized on a percentage of completion basis limited to cash received and milestones accomplished.  Milestones included specific software development objectives that must be accepted by SSP.

As of December 31, 2001, Wave received $555,556 in cash and had not exercised any stock appreciation rights.  Wave recognized approximately $358,000 in revenue under the development agreement at December 31, 2001 under the percentage of completion method of accounting.

Effective January 29, 2002, due to a refocus of SSP’s development efforts, SSP formally requested Wave to suspend work on the Linux project.  SSP further requested Wave to  (i) agree to amend the existing contract, (ii.)  agree to identify any balance of development budget left from the Linux project commitment and (iii) agree to formally estimate the costs to complete two other projects that SSP would like Wave to focus upon.  At that time, Wave had ceased all work relating to SSP and recognized the remaining non-refundable cash received, $198,000 in during the quarter ended March 31, 2002.

On September 30, 2002 Wave and SSP executed a Termination Agreement and Mutual Release whereby Wave was issued an additional 1,600,000 shares of SSP Class A Common Stock and a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000 (the "Note") as a fee for the termination by SSP of the contract.  The note is convertible into SSP Class A common stock at the rate of $1.35 which is subject to adjustments for anti-dilution stock splits, stock dividends, reclassifications, reorganizations and the like. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended.  The shares that Wave received were recorded on its balance sheet at estimated fair value based on the average closing price of the shares on the Nasdaq national exchange for the period from the two trading days before to the two trading days after the date of issuance of the shares, or $1.05 per share, for an aggregate value of $1,680,000.  A termination fee of $1,680,000 was recognized in Wave’s statement of operations in connection with this transaction.  No value has been assigned to the Note because Wave believes that recoverability of the Note is in doubt due to SSP’s adverse financial condition. See Note 5 regarding the value of these shares.

5.                   Investments

On February 2, 2001 Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company.  Wave’s investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ.  Accordingly, the investment had been accounted for under the cost method of accounting, because the investment was less than 20% of the outstanding capital stock of BIZ and because Wave could not exercise significant influence over BIZ.  On August 24, 2001, SSP was formed through a merger with Litronic.  As a result of the merger, Wave was issued 3,083,083 shares (14.95%) of the common stock of SSP in exchange for the BIZ shares it held, as noted above.

SSP issued Wave an additional 1,600,000 shares of common stock in connection with the cancellation of a development agreement between the two parties.     Wave has accounted for its investment in SSP as non-current marketable equity securities available for sale. Unrealized holding gains and losses on these securities are recorded in other comprehensive income in stockholders’ equity, unless the unrealized loss in the investment is deemed to be other than temporary, whereby the decline in value is recognized as a realized loss in Wave’s statement of operations.  As of September 30, 2002, Wave’s total investment in SSP was valued at $5,010,899.  As detailed in the table below:

Date of Acquisition	Shares	Original Cost	Carrying value	Realized Loss
February 2, 2001	3,083,083	$14,312,800	$3,298,899	$(11,013,901)
September 30, 2002	1,600,000	1,680,000	1,712,000	—
	4,683,083	$15,992,800	$5,010,899	$(11,013,901)

The unrealized loss on the acquisition of the initial 3,083,083 has been recognized as a loss on Wave’s statement of operations as it was determined that the nature of the decline in market value from the investment’s original cost basis of $14,312,800 was other than temporary.  This conclusion was reached due to several factors; including SSP’s continued operating losses and indications that it continues to express doubt about its ability to continue as a going concern.  Furthermore, SSP’s quoted price on Nasdaq has not shown signs of recovery from its closing price of $1.07 on September 30, 2002.  Accordingly, the carrying value of the investment was written down to fair value of $3,298,899.  As a result, for the quarter and nine months ended September 30, 2002, we took charges for other than temporary declines in the value of our investment in SSP of $5,892,315 and $9,277,219, respectively.  A similar charge was taken in the fourth quarter of 2001 for $1,736,682.  The carrying value of the investment as presented on the December 31, 2001 balance sheet was $11,160,758, which represented the closing value of the shares on the Nasdaq national exchange as of December 31, 2001.

6.                   WaveXpress:

In April 1999, Wave joined with Sarnoff Corporation ("Sarnoff") to form a new joint venture, WaveXpress.  WaveXpress develops secure data broadcast architecture, infrastructure and content services.  On October 15, 1999, Wave and Sarnoff signed a Joint Venture Agreement, which formally established WaveXpress.  Under this agreement, Sarnoff and its affiliates received a 40% equity stake in WaveXpress.  Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  The affiliates of Wave include Peter and Steven Sprague, the Chairman and Chief Executive Officer of Wave, respectively, certain members of the Board of Directors of Wave and certain employees.

Wave has funded WaveXpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 1% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of Common Stock of WaveXpress at varying prices per share.    Through September 30, 2002, Wave had provided approximately $31.3 million in funds to WaveXpress, including approximately $3.4 million in accrued interest.  This amount includes approximately $9.5 million that automatically converted into 1,826,570 additional shares of WaveXpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of September 30, 2002, the equity interests of Wave, Sarnoff and Wave’s affiliates referred to above, assuming all of Wave’s and Sarnoff’s convertible securities are converted and warrants are exercised, would be approximately 89%, 9% and 2%, respectively.  On a fully diluted basis the interests of Wave, Sarnoff and all other shareholders and option holders would be 79%, 8% and 13% respectively.  None of the minority shareholders have provided or are obligated to provide funding to WaveXpress.  Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress’ balance sheet and operating results in its consolidated financial statements.  WaveXpress’ net losses included in Wave’s consolidated financial statements are $1.3 million and $1.5 million for the quarters ended September 30, 2002 and 2001, respectively.  For the nine months ended September 30, 2002, WaveXpress’ net losses included in Wave’s consolidated financial statements are $5.5 million compared to a net loss of  $8.7 million for the nine months ended September 30, 2001.

In the quarter-ended March 31, 2001, Wave took a charge of $1,562,500 to write-off a technology license that it had purchased from an unrelated party in connection with the development of the WaveXpress data broadcast system.  The write-off was the result of modifications to WaveXpress’ business model; consequently, the value of the license became impaired because it was no longer needed in the business and had no alternative uses.

7.                   GlobalWave:

On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock in exchange for 60% of the remaining assets of GlobalWave for a total purchase price of approximately $2,244,000.  Prior to this purchase, Wave owned 40% of GlobalWave which it acquired through a series of transactions whereby our aggregate contributions included approximately $5,700,000 in cash and a grant to GlobalWave of a license to distribute content utilizing the Wave Commerce System in Europe, the Middle East and Africa.  The purchase of the 60% of the remaining assets of GlobalWave was accounted for as an acquisition of assets and not considered a business combination, as GlobalWave had effectively ceased operations prior to the acquisition.  In exchange for the 1,700,000 shares, Wave received approximately $1,380,000 in cash, tangible fixed assets of approximately $9,000 and the exclusive rights under the licenses that it had previously sold to GlobalWave, which granted GlobalWave the exclusive right to commercialize the Wave Commerce System in Europe; the Middle East and Africa.  Wave incurred a charge to operations representing the amount by which the purchase price exceeded the tangible assets that Wave received of approximately $855,000.  In addition. GlobalWare forgave its receivable from Wave of $188,000.  The Net charge of approximately $666,000 has been presented in the Statement of Operations for the quarter and nine months ended September 30, 2002 as an impairment charge of the acquired license.  Wave assumed no liabilities as a result of this transaction.  Wave had previously accounted for its investment in GlobalWave using the equity method of accounting.  Accordingly, Wave had recognized its proportionate share of GlobalWave’s losses to the extent of its investment as of December 31, 2001 and therefore had suspended recording additional losses in excess of its commitment to fund at that date.  For the nine months ended September 30, 2001, $1,427,318 in losses were recognized by Wave for its equity share of GlobalWave’s losses in that quarter.  Because Wave had recognized its equity in the losses of GlobalWave up to its total committed investment of approximately $5.7 million in 2001, no further losses associated with this investment were recognized during the nine months ended September 30, 2002.

8.                   Notes Receivable from Officers

On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate.  The due date of the demand note was subsequently extended until March 26, 2003.  As of September 30, 2002 the loan balance, including accrued interest thereon was $275,000. Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, Chairman of Wave totaling approximately $1,062,000.   These loans were evidenced by demand notes for  $713,000 dated February 27, 2001, $185,000 dated July 25, 2001 and $164,000 dated September 5, 2001.

These loans were granted to the officers to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers' selling large blocks of shares. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest.  Two of the demand notes in the amount of $713,000 and $185,000 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates.  As of September 30, 2002, the balances of these two notes including accrued interest were $789,000 and $198,000, respectively for a total of $987,000, in notes that are due in 2003.   The remaining loan having an original face value of $165,000, the balance of which was approximately $174,000 including accrued interest as of September 30, 2002 came due in September 2002.  On November 12, 2002, Wave agreed to accept Mr. Sprague's 2002 bonus as payment in full for the loan.  Accordingly, Wave has recognized a reserve against the loan as additional bonus expense in selling, general and administrative expense in its statements of operations for the quarter and nine months ended September 30, 2002.  Wave believes the remaining balance outstanding of $1,262,000 as of September 30, 2002 is fully collectible.

9.                   Segment Reporting

Wave’s products include the Wave EMBASSY® Trusted Client Platform and Services and WaveXpress Data Broadcasting Products and Services.  These products and services constitute Wave’s reportable segments.  Net Losses for reportable segments exclude interest income, interest expense, equity in losses of equity method investees and realized gains on marketable securities.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s management.

The following sets forth reportable segment data:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Operating Revenues:
EMBASSY® Trusted Client Platform and Services	$69,845	$204,968	$393,252	$470,104
WaveXpress Data Broadcasting	—	19,800	—	19,800
Total Operating Revenues	69,845	224,768	393,252	489,904
(Net Loss):
EMBASSY® Trusted Client Platform and Services	(7,263,321)	(9,717,680)	(20,962,995)	(28,938,085)
WaveXpress Data Broadcasting	(1,273,167)	(1,509,747)	(5,428,907)	(8,460,219)
Total Segments Net Loss	(8,536,488)	(11,227,427)	(26,391,902)	(37,398,304)
Interest Income	99,310	518,305	407,718	2,359,469
Equity in net losses of equity method investees	—	(490,962)	—	(1,918,280)
Loss for Other than Temporary Decline in Marketable Equity Securities	(5,892,315)	—	(9,277,219)	—
Fee on termination of development contract	1,680,000	—	1,680,000	—
Net Loss	(12,649,493)	(11,200,084)	(33,581,403)	(36,957,115)
Depreciation and Amortization Expense:
EMBASSY® Trusted Client Platform and Services	227,298	822,391	1,126,887	2,473,383
WaveXpress Data Broadcasting	105,765	160,645	331,980	800,153
Total Depreciation and Amortization Expense	333,063	983,036	1,458,867	3,273,536
Capital Expenditures:
EMBASSY® Trusted Client Platform and Services	30,423	83,050	1,001,843	629,832
WaveXpress Data Broadcasting	—	32,621	66,113	174,990
Total Capital Expenditures	30,423	115,671	1,067,956	804,822

	As of
	September 30, 2002	December 31, 2001
Assets:
EMBASSY® Trusted Client Platform and Services	$27,058,353	$58,562,392
WaveXpress Data Broadcasting	717,835	1,671,910
Total Assets	$27,776,188	$60,234,302

10.            Cash Collected on behalf of Charities

As of December 31, 2001, Wave held cash received on behalf of charities of $358,531 in connection with Charitywave.com, Wave’s on-line charitable donation service.  These donations were received primarily on behalf of donors to the New York Times 9/11 Disaster Relief Fund.  In addition, Wave had a receivable from its credit card processor of  $64,522 as of December 31, 2001, associated with these donations.  The total of  $423,053 is reflected as due to charities in the December 31, 2001 financial statements, and was paid to the applicable charities within 30 days, in accordance with the standard Charitywave.com contracts with its member charities.

11.            Recent Accounting Pronouncements

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

Our Market                                               Wave is seeking to become a leader in digital security and e-commerce technology.  Our objective is to make our EMBASSY Trust System the preferred infrastructure for security in the digital economy.  Wave believes that a key differentiator of the ETS is that it is open and programmable and combines the strong security of hardware with the flexibility of software.  Wave believes that ultimately, a truly secure system must include hardware protection.  Additionally, Wave foresees that single purpose hardware solutions will not be effective because the hardware will have to support multiple applications to be an effective solution.  Therefore, in a business environment of evolving encryption algorithms, multiple digital rights management solutions, multiple platforms needing to be supported (PC, PDA, Mobile, set-top box); Wave’s open and programmable, hardware based solution will have significant advantages over software only or single purpose hardware device solutions.

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

R&D                                                                                 Wave is a development stage company and has realized minimal operating revenues since its inception.  At September 30, 2002, Wave had an accumulated deficit of approximately $223 million.  Wave has made a substantial investment in research and development including $2.8 million and $9.0 million for the quarter and nine month periods ended September 30, 2002, respectively; and expects that it will be required to continue to make substantial investments in its products and technology.  For the years ended December 31, 2001, 2000, and 1999, Wave spent approximately $17.7 million, $20.9 million and $10.7 million, respectively, on research and development activities

(which amounts include the value of stock issued).  In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997.  From its inception in February 1988 through September 30, 2002, Wave has spent approximately $81 million on research and development activities.

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

Goodwill and Purchased Intangible Assets – In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) which is effective for all fiscal years beginning after December 15, 2001.  SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test.  SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets.  After transition, the impairment tests must be performed annually.  Because Wave does not have any goodwill and/or other intangible assets which qualify for the prescribed treatment under SFAS No. 142, there is no impact of SFAS No. 142 to Wave’s financial position or results of operations as of September 30, 2002 and for the quarter and nine months then ended.

The proforma effects of the adoption of SFAS No. 142 on net income and earnings per share for Wave for the quarter and nine months ended September 30, 2001 are as follows:

	Three months ended September 30, 2001	Nine Months ended September 30, 2001
Net (loss) as reported	$(11,200,084)	$(36,957,115)
Add Back: Goodwill Amortization expense	430,158	1,290,474
Adjusted Net (loss)	(10,769,926)	(35,666,641)

Basic (loss) per share as reported	(0.22)	(0.75)
Add Back: Goodwill Amortization expense	0.01	0.03
Adjusted basic (loss) per share	$(0.21)	$(0.72)

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

Revenue Recognition - Wave follows the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.  Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated, Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

 PRODUCTS-SOFTWARE, AND HARDWARE.

Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided Wave has vendor-specific objective evidence of the fair value of each undelivered element. Revenue is deferred for undelivered elements.  Revenue is also deferred for the entire arrangement if vendor-specific objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element.

Revenue from the sale of hardware components is recognized when persuasive evidence of an arrangement exists, the product has been shipped to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

SERVICES

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.

In October 2000, we entered into a $10 million comprehensive development agreement with SSP Solutions, Inc. (formerly BIZ Interactive Zone, Inc.) to integrate Wave’s EMBASSY Trusted Client technology into the SSP Secure Service Provider™ Suite to be deployed in 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. In May 2001 the agreement was amended whereby under the amended terms of the agreement, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment.  In addition, SSP agreed to place with Wave an open $5,000,000 purchase order for EMBASSY products.  Payment terms of the agreement provide that SSP make payments of $277,778 per month for eighteen months.  In addition, the parties agreed that in the event that SSP fails to pay any monthly installment, within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the installment will automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP to be determined by dividing the unpaid amount by the fair market value of SSP common stock.  Revenue under the development services agreement has been recognized on a percentage of completion basis limited to the amount of cash received and milestones that are acknowledged by the customer as accomplished.  Milestones include specific software development objectives that must be completed and accepted by SSP.  As of December 31, 2001 Wave received $555,556 in cash and had not exercised any stock appreciation rights.  Wave recognized approximately $358,000 in revenue under the development agreement at December 31, 2001 under the percentage of completion method of accounting.

Effective January 29, 2002, due to a refocus of SSP’s development efforts, SSP formally requested Wave to suspend work on the Linux project.  SSP further requested Wave to  (i) agree to amend the existing contract, (ii.)  agree to identify any balance of development budget left from the Linux project commitment and (iii) agree to formally estimate the costs to complete two other projects that SSP would like Wave to focus upon.  At that time, Wave had ceased all work relating to SSP and recognized the remaining non-refundable cash received, $198,000 in the quarter ended March 31, 2002.

Results of Operations

Three Months Ended September 30, 2002 and 2001

For the three months ended September 30, 2002, Wave had revenues of  $69,845 which were derived primarily from sales of EMBASSY 2100 chips and peripheral hardware products and contract service revenues.  For the three months ended September 30, 2001, revenues were $224,768 derived primarily from a development contract with SSP, a shareholder of Wave.  During the prior year quarter ended September 30, Wave owned approximately 14.95% of SSP; and presently owns approximately 19.8% of SSP.  Of the total revenue recognized in the quarter ended September 30, 2001, $196,603 was in connection with the SSP development contract.  Work under this contract was suspended during the first quarter of 2002, and the contract was formerly terminated pursuant to a settlement reached on September 30, 2002, in which Wave was issued 1,600,000 additional shares of SSP Common Stock (See Part I, Financial Statements, Note 5).  Product revenue was derived from sales of EMBASSY 2100 chips for the nine months ended September 30, 2002 versus peripheral hardware products for the nine months ended September 30, 2001.

The table below sets forth the components that make up the revenue for the quarters ended September 30:

	2002	2001	Increase/(Decrease)	% Change
Product	$21,925	$5,995	$15,930	365%
Services	40,948	216,403	(175,455)	(82)%
Licensing and Other	6,972	2,370	4,602	294%
Total Net Revenues	69,845	224,768	(154,923)	(69)%

Cost of sales for the three months ended September 30, 2002, was $25,300 compared with $83,914 for the same period in 2001.  The 70% decrease in costs of sales was due to the decrease in revenue during the September 30, 2002 quarter versus the prior year as shown in the table above.

Selling, general and administrative expenses for the three months ended September 30, 2002 were $5,147,298, as compared to $6,895,629 for the comparable period of 2001, a decrease of 25%.  The decrease was due in large part to decreases in salary and benefit costs totaling approximately $846,000 associated with headcount reductions, reductions in consulting and recruiting expenses totaling approximately $411,000, and travel and entertainment expense reductions of approximately $129,000.  The headcount reductions were made primarily in the areas of product marketing and operations for positions that supported products and/or lines of business that Wave has de-emphasized or abandoned.  Wave also reduced headcount in administrative and support areas within Wave where it was possible to consolidate and restructure certain functions.  In addition, accrued litigation losses decreased by $910,000 due primarily to a $710,000 reserve that was recorded in the quarter ended September 30, 2001, related to a demand for arbitration brought by a former supplier against Wave.  The arbitration arose out of a claim that Wave had breached a contract with the supplier to purchase computer components to be incorporated into an Internet security device produced by Wave.  Wave reached a settlement in this matter in April of 2002, whereby $688,000 was paid to the former supplier.   Depreciation expense also decreased by $153,000 reflecting assets that became fully depreciated or were written off prior to the quarter ended September 30, 2002.  Marketing expenses increased by $533,000 resulting from a proposed distribution arrangement that Wave entered into with a personal computer manufacturer whereby Wave provided 8,500 of its EMBASSY Smart Card Readers to the manufacturer free of charge and the manufacturer will display, bundle and distribute the Smart Card Readers with some well identified configurations of its personal computers within certain European countries.    Wave entered into this arrangement based upon the condition that the manufacturer will develop a communication and marketing campaign in France and Benelux including Wave’s name, logo and advertisement during the distribution period.  These Smart Card Readers were included in Wave’s inventory prior to the quarter ended September 30, 2002.  As a result of the distribution arrangement described above, the inventory totaling approximately $509,000 was expensed as a marketing charge and was included in selling, general and administrative expense as the costs cannot be directly related to any particular revenues, but rather were incurred in the interests of developing consumer markets for Wave’s products.

Included in the amounts listed above are WaveXpress’ selling, general and administrative expenses, which were $674,344 and $1,148,351 for the quarters ended September 30, 2002 and 2001, respectively.  This 41% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above.  Selling, general and administrative expenses are expected to remain flat or decrease over the foreseeable future depending upon the business needs of Wave.

Research and development expenses for the three months ended September 30, 2002 were $2,768,094, as compared to $4,042,494 for the comparable period of 2001, a decrease of 32%.  This decrease was primarily attributable to decreases in salaries fringe and benefit expenditures of $575,000 associated with headcount reductions as Wave continued to scale back its research and development efforts late in 2001 and in the first quarter of 2002.  In addition, in the quarter ended September 30, 2001, Wave recorded a provision for inventory obsolescence totaling $550,000.  This charge related to chips based on legacy technology.  These write offs were charged off to research and development expense as commercial viability had not been established.   WaveXpress’ research and development expenditures included in the above were approximately $599,000 and $382,000 for the quarters ended September 30, 2002 and 2001, respectively, an increase of 57%.  This increase was the result of an increase in consultant expenditures.  Wave expects development expenditures of WaveXpress to remain flat over the foreseeable future.

Wave incurred goodwill amortization of $430,158 for the three months ended September 30, 2001 associated with the acquisition of iShopHere.com.  There was no goodwill amortization in 2002, as the goodwill associated with this acquisition was written off in the fourth quarter of 2001.

For the quarter-ended September 30, 2002, Wave took a charge for an “other than temporary decline” in the value of its investment in SSP of $5,892,315.  This charge was taken because it was determined that an other than temporary decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects.  The amount was calculated as the difference between the investment’s previously adjusted cost basis versus its fair value based on the closing price of SSP as of September 30, 2002 on the Nasdaq national exchange, or $1.07 per share.  As a result of this charge and similar charges that were taken in the six months ended June 30, 2002 and the fourth quarter of 2001 totaling $5,121,586, the cost basis of the investment as of September 30, 2002 has been adjusted to $3,298,899 from its original cost basis of $14,312,800 The carrying value of the investment as presented on the December 31, 2001 balance sheet was $11,160,758, which represented the closing value of the shares on the Nasdaq national exchange as of December 31, 2001.

On September 30, 2002 Wave and SSP executed the Termination Agreement and Mutual Release in connection with a development agreement previously entered into between the parties whereby Wave was issued an additional 1,600,000 shares of SSP Class A Common Stock and the Note.  The note is convertible into SSP Class A common stock at the rate of $1.35 which is subject to adjustments for anti-dilution stock splits, stock dividends, reclassifications, reorganizations and the like. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended.  The shares that Wave received were recorded on it’s balance sheet at estimated fair value based on the average closing price of the shares on the Nasdaq national exchange for the period from the two trading days before to the two trading days after the date of issuance of the shares, or $1.05 per share, for an aggregate value of $1,680,000.  A gain of $1,680,000 was recognized in Wave’s statement of earnings in connection with this transaction.  No value has been assigned to the Note because Wave believes that recoverability of the note is in doubt due to SSP’s adverse financial condition.  Additionally, while SSP is required to register the shares of SSP issued to us in this transaction by April 1, 2003, the shares are currently not registered and our ability to sell the shares is restricted.  Therefore, the value of these shares is subject to further declines in value prior to our ability to sell the shares.

On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock in exchange for 60% of the remaining assets of GlobalWave, which had ceased all activities, for a total purchase price of approximately $2,244,000.  Prior to this purchase, Wave had owned 40% of GlobalWave which it acquired through a series of transactions whereby Wave contributed approximately $5,700,000 in cash and granted GlobalWave a license to distribute content utilizing the Wave Commerce System in Europe, the Middle East and Africa.   The purchase of the 60% of the remaining assets of GlobalWave was accounted for as an acquisition of assets and not considered a business combination, as GlobalWave had effectively ceased operations prior to the acquisition.  In exchange for the 1,700,000 shares, Wave received approximately $1,380,000 in cash, tangible fixed assets of approximately $9,000 and the exclusive rights under the licenses that it had previously sold to GlobalWave, which granted GlobalWave the exclusive right to commercialize the Wave Commerce System in Europe, the Middle East and Africa.  In addition, Wave was released from accounts payable to GlobalWave in the amount of $188,986.  Because no value was assigned to the license due to the lack of any reliable attributes on which to value it, Wave incurred a charge to operations representing the amount by which the purchase price exceeded the tangible assets that Wave received of  $854,627.  This charge was offset by the reversal of the accounts payable to GlobalWave, resulting in a net charge on the transaction of $665,641.  This charge has been presented in the Statement of Operations for the quarter ended September 30, 2002 as an impairment charge of the aquired license.  Wave assumed no liabilities as a result of this transaction.  Wave had previously accounted for its investment in GlobalWave using the equity method of accounting.  Accordingly, Wave had recognized its proportionate share of GlobalWave’s losses to the extent of its investment.  For the quarter ended September 30, 2001, $490,962 in losses were recognized by Wave for its equity share of GlobalWave’s losses in that quarter.  Because Wave had recognized its equity in the losses of GlobalWave up to its total committed investment of approximately $5.7 million in 2001 and because GlobalWave effectively ceased operations, no further operating losses associated with equity method accounting for this investment were recognized during the quarter ended September 30, 2002.

Interest income for the three months ended September 30, 2002 was $99,310 as compared to $518,305 for the comparable period of 2001.  The decrease in interest income is primarily attributable to a decrease in interest-bearing assets and a decrease in interest rates earned on those investments compared with the same period in 2001.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended September 30, 2002 was $12,649,493 as compared to $11,200,084 for the comparable period of 2001.

Nine months Ended September 30, 2002 and 2001

For the nine months ended September 30, 2002, Wave had revenues of  $393,252 versus $489,904 in the nine months ended September 30, 2001, as set forth in the table below.

	2002	2001	Increase/(Decrease)	% Change
Product	$121,922	$192,506	$(70,584)	(37)%
Services	259,413	229,737	29,676	13%
Licensing and Other	11,917	67,661	(55,744)	(82)%
Total Net Revenues	393,252	489,904	(96,652)	(20)%

Services includes $197,965 and $176,603 in development contract revenue derived from the SSP contract, for the nine months ended September 30 2002 and 2001, respectively.  Wave owned approximately 19.80% of SSP as of September 30, 2002 and 14.95% as of September 30, 2001.  Revenue on this project has been recognized on a percentage of completion basis, and was limited to the amount of cash received and milestones accomplished, as acknowledged by the customer.  In February 2002, SSP formally requested that Wave suspend work on the development contract referred to above and that their remaining commitment and payments be applied toward alternative projects.  Work under this contract was suspended during the first quarter of 2002, and the contract was formerly terminated pursuant to a settlement that was reached on September 30, 2002.  Product revenue was derived from sales of EMBASSY 2100 chips and peripheral hardware products for the nine months ended September 30, 2002 versus legacy hardware for the nine months ended September 30, 2001.

Cost of goods sold for the nine months ended September 30, 2002 totaled $172,799 and consisted of  $64,769 related to product sales, $103,221 related to services and $4,809 related to other revenues.  The overall gross profit margin for the nine months ended September 30, 2002 was of 56%.  This compares with total cost of goods sold for the nine months ended September 30, 2001 of $218,089 which consisted of $135,134 in product cost of sales and $76,435 related to services and $6,520 related to other revenues, resulting in a gross profit margin of 54%.

It is evident that revenue and gross margins during the nine-month period ended September 30, 2002 versus the same period in 2001 is indicative of a downward trend, with neither period showing significant revenues.  The amount of revenues in both nine-month periods has not reached a level that would contribute significantly to Wave’s operations and for the most part has been sporadic.  Wave does not foresee that it will achieve significant revenues in the near term, the near term meaning over the next two fiscal quarters.  Wave continues to work towards solidifying strategic alliances with the major personal computer manufacturers to forge collaborative efforts to distribute it’s products to consumers, while also endeavoring to find markets for its products in the government and enterprise sectors by targeting large systems integrators.  In order for Wave to achieve significant revenues it will have to be successful in these efforts, and while significant progress has been made, we are not in a position of a significant backlog of orders at this time, hence we expect to continue to experience this trend at least over the next two fiscal quarters. (See further discussion under “Liquidity and Capital Resources”)

Selling, general and administrative expense for the nine months ended September 30, 2002 were $15,274,063 as compared to $19,980,072 for the comparable period of 2001, a decrease of 24%.  The decrease was consistent with the decrease in the quarter ended September 30, 2002 versus the prior year quarter (see above discussion), and was primarily due to decreases of $2,925,000 in salary and benefit costs associated with an overall headcount reduction, reductions in consulting of $597,000 and recruiting expenses of $162,000, travel and entertainment expense decreased $399,000, rent, utility and other facility expenses decreased by $383,000.  In addition, product development expenditures decreased by $219,000.  The headcount reductions of both employees and consultants were made primarily in the areas of product marketing and operations for positions that supported products and/or lines of business that Wave has de-emphasized or abandoned.  Wave also reduced headcount in administrative and support areas within the company where it was possible to consolidate and restructure certain functions.  Included in the amounts listed above are WaveXpress’ selling, general and administrative expenses, which were $2,135,231and $4,023,700 for the nine months ended September 30, 2002 and 2001, respectively.  This 47% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above.  Selling, general and administrative expenses are expected to remain flat or decrease over the foreseeable future depending upon the business needs of Wave.

Research and development expenses for the nine months ended September 30, 2002 were $9,040,981 as compared to $14,837,073 for the comparable period of 2001, a decrease of 39%.  This decrease was attributable to decreases in salaries and fringe benefit expenditures of $1,311,000, consulting expense reductions of $2,219,000 and travel and training cost reductions of  $152,000 associated with headcount reductions as Wave continued to scale back its research and development efforts late in 2001 and in the first quarter of 2002.  In addition, in the nine month period ended September 30, 2001, Wave recorded a provision for inventory obsolescence totaling $933,304.  This charge related to chips based on legacy technology.  These write offs were charged off to research and development expense as commercial viability had not been established.  Non-recurring engineering charges associated with research and development activities decreased by $300,000.  Wave also reduced recruiting expenses for research and development personnel by approximately $195,000.  In addition, depreciation and amortization expense was reduced by $465,000 as assets became fully depreciated and/or were written off in prior periods.  WaveXpress’ research and development expenditures included in the above were approximately $1,794,874 and $3,105,637 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 42%.  This decrease was the result of reduced employee headcount, lower consultant expenditures, travel and amortization expense of intangible assets that were written off. Wave expects development expenditures of WaveXpress to remain flat over the foreseeable future.

Wave incurred $1,290,474 in goodwill amortization for the nine months ended September 30, 2001 associated with the acquisition of iShopHere.com. There was no goodwill amortization in 2002, as the goodwill associated with this acquisition was written off in the fourth quarter of 2001.

During the nine months ended September 30, 2002, Wave completed a restructuring and cost reduction program to prioritize its initiatives, reduce expenses and improve efficiency.  This program included a workforce reduction, the relocation of its WaveXpress office and restructuring of certain business functions.  As a result of this program, Wave recorded restructuring costs and other special charges of $726,280 consisting of $229,000 in severance benefits associated with the workforce reduction,  $426,000 for lease termination fees and brokerage fees and $71,000 for moving expenses related to the WaveXpress office relocation.  All of these costs were incurred or paid by March 31, 2002.  Overall, Wave reduced its force by a total of thirty-six employees, nineteen of which were in research and development and seventeen that were in selling, general and administrative departments.  All employees were notified of the work force reduction during the three months ended March 31, 2002. In addition, Wave recorded an impairment charge of $905,390 for abandoned leasehold improvements and other tangible fixed assets that were disposed of or removed from operations.   In the nine months ended September 30, 2001, Wave took a charge of $1,562,500 to write-off a technology license that it had purchased in connection with the development of the WaveXpress data broadcast system.  The write-off was the result of modifications to WaveXpress’ business model; consequently, the value of the license became impaired because it was no longer needed in the business and had no alternative uses.

Wave also recorded a charge of approximately $488,000 in the nine months ended September 30, 2002, relating to a payment made to a former supplier as a settlement for a demand for arbitration filed against Wave.  The arbitration arose out of a claim that Wave had breached a contract with the supplier to purchase computer components to be incorporated into an Internet security device produced by Wave.  The total settlement payment made by Wave was for $688,000, of which $200,000 was accrued for as of December 31, 2001.  The charge of $488,000 is included in selling, general and administrative expense for the nine months ended as September 30, 2002.

For the nine months ended September 30, 2002, Wave took a charge for an “other than temporary decline” in the value of its investment in SSP of $9,277,219.  This charge was taken because it was determined that an other than temporary decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects.  The amount was calculated as the difference between the investment’s previously adjusted cost basis versus its fair value based on the closing price of SSP as of September 30, 2002 on the Nasdaq national exchange, or $1.07 per share.  As a result of this charge and a similar charge that was taken in the fourth quarter of 2001 for $1,736,682, the cost basis of the investment as of September 30, 2002 has been adjusted to $3,298,899 from its original cost basis of $14,302,800.  The investment is presented on the December 31, 2001 balance sheet at $11,160,758, which represents the closing value of the shares on the Nasdaq national exchange on that date.  The difference between the value and the adjusted cost basis is presented as an unrealized loss in stockholders’ equity.  Additionally, while this block of SSP shares are registered, the number of shares we hold, including those received in the termination agreement previously discussed, exceed the average daily trading volume of SSP shares and therefore our ability to sell the shares in the open market is somewhat limited.  Therefore, the value of these shares is subject to further declines in value prior to our ability to sell the shares.

On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock in exchange for 60% of the remaining assets of GlobalWave, which had ceased all activities, for a total purchase price of approximately $2,244,000.  Prior to this purchase, Wave owned 40% of GlobalWave which it acquired through a series of transactions whereby Wave contributed approximately $5,700,000 in cash and granted GlobalWave a license to distribute content utilizing the Wave Commerce System in Europe, the Middle East and Africa.  The purchase of the 60% of the remaining assets of GlobalWave was accounted for as an acquisition of assets and not considered a business combination, as GlobalWave had effectively ceased operations prior to the acquisition.  In exchange for the 1,700,000 shares, Wave received approximately $1,380,000 in cash, tangible fixed assets of approximately $9,000 and the exclusive rights under the licenses that it had previously sold to GlobalWave, which granted GlobalWave the exclusive right to commercialize the Wave Commerce System in Europe, the Middle East and Africa.  In addition, Wave was released from accounts payable to GlobalWave in the amount of $188,986.  Because no value was assigned to the license due to the lack of any reliable attributes on which to value it, Wave incurred a charge to operations representing the amount by which the purchase price exceeded the tangible assets that Wave received of $854,627.  This charge was offset by the reversal of the accounts payable to GlobalWave, resulting in a net loss on the transaction of $665,641.  This charge has been presented in the statement of operations for the quarter ended September 30, 2002 as an impairment charge of the acquired license.  Wave assumed no liabilities as a result of this transaction.  Wave had previously accounted for its investment in GlobalWave using the equity method of accounting.  Accordingly, Wave had recognized its proportionate share of GlobalWave’s losses to the extent of its investment.  For the nine months ended September 30, 2001, $1,918,280 in losses were recognized by Wave for its equity share of GlobalWave’s losses in that nine month period.  Because Wave had recognized its equity in the losses of GlobalWave up to its total committed investment of approximately $5.7 million in 2001 and because GlobalWave effectively ceased operations, no further operating losses associated with equity method accounting for this investment were recognized during the nin months ended September 30, 2002.

Interest income for the nine months ended September 30, 2002 was $407,718 as compared to $2,359,469 for the same period in 2001.  This decrease was related to the decrease in interest bearing assets, and decreased rates earned on those assets during the nine month period ended September 30, 2002 versus 2001.

Due to the reasons set forth above, our net loss to common stockholders for the nine months ended September 30, 2002 was $33,581,403 as compared to $36,957,115 for the comparable period of 2001.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of September 30, 2002, had a $223,205,526 deficit accumulated during the development stage, and stockholders’ equity of $24,313,922.  Wave has financed its operations through September 30, 2002 principally through the issuance of Class A and B Common Stock and various series’ preferred stock, for total proceeds of $204,813,000.

As of September 30, 2002, Wave had $16,185,928 in cash and cash equivalents.  As of December 31, 2001, Wave had $40,437,119 in cash and cash equivalents.  Wave had marketable securities with a value of $5,014,246 ($5,010,899 of which is classified as non-current) as of September 30, 2002 and $11,171,124 ($11,160,758 of which is classified as non-current) as of December 31, 2001.  The decrease in cash and cash equivalents resulted from $23,216,024 used in operating activities, $1,237,835 was used for investing activities (including $1,559,250 invested in GlobalWave to satisfy Wave’s final commitment to fund GlobalWave) and $202,668 (including the payment of a bonus applied to an officer loan with an original principal amount of $164,319) was provided from financing activities.

At September 30, 2002, Wave had working capital of $15,892,215 including loans receivable from officers totaling $1,262,090 which we believe are fully collectible.  These loans are due in February and March of 2003.  Wave expects to continue to incur substantial additional expenses resulting in significant losses for the foreseeable future.  Considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that additional capital resources of approximately $10 million will be required to satisfy our cash flow requirements for the additional twelve month period ending September 30, 2003. In the event we are unable to raise additional capital, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into the second quarter of 2003, at our current expenditure rate.

To alleviate the anticipated future cash shortfall referred to above Wave is exploring and pursuing a number of alternatives to raise capital or reduce expenditures including the following:

•                       Equity and/or debt financings – Wave is actively pursuing various financing options through a variety of sources;

•                       Sales of marketable securities – As described in previous sections of this report, Wave holds an investment in SSP, consisting of 4,683,000 shares of their common stock at total carrying value of approximately $5 million.  Of these shares, 3,083,000 are freely tradable, and Wave has been granted registration rights to the remaining 1,600,000 shares.  Although Wave is not currently actively trading these securities, we may pursue strategies to block trade these shares in order to liquidate this investment in the event that funds are needed to support our operations.  However, it should be noted that the number of shares Wave holds significantly exceeds SSP’s average daily trading volume, therefore there remains some uncertainty as to whether we could successfully liquidate our position in the short term.  In addition, Wave has incurred unrealized losses on its investment in SSP, and there is a substantial continued risk that the value of this investment will decline further prior to Wave having the ability to liquidate its investment. (See Item 3 Quantitative and Qualitative Disclosures about Market Risk);

•                       Sales of assets – Wave holds a significant portfolio of intellectual property including developed software, exclusive rights in connection with our patent portfolio, individual product lines and other technology which could be sold to raise additional capital;

•                       Reductions in work force - We have already reduced our work force in order to reduce our expenditure rate. Wave may be forced to make similar reductions in the future if we are not successful in raising capital to fund our anticipated future cash deficiencies.

However, as Wave has not yet attained commercial acceptance of its products and has not generated any significant operating revenue, considerable uncertainty currently exists with respect to the availability of financing from these and other sources to fund our anticipated future cash deficiencies. There can be no assurance that we will be able to raise additional financing prior to the second quarter of 2003.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Wave’s investment portfolio consists of minority equity investments in publicly traded companies.  Most predominantly, we hold 4,683,083 shares of SSP representing a 19.8% interest in SSP.  These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  These investments are inherently risky because the market for the technologies or products they have under development are typically in the early stages and may never materialize.  In addition, the values of these investments are subject to significant market price volatility.  For example, as a result of market price volatility, we experienced $9.3 million in unrealized losses during the nine months ended September 30, 2002 and a $1.7million decrease in net unrealized gains during the year ended December 31, 2001 that have been determined to be other than temporary.  Accordingly, the value of these securities have been written down by a total of $11 million through charges against earnings.  Also, our ability to sell these securities is limited as 1,600,000 of these shares are not registered and the average daily trading volume of SSP’s shares is so low that our ability to effectively sell shares in the market is limited.  Consequently, our investment in these shares is subject to further potential significant declines in value.  These equity securities are held for purposes other than trading.  The following table presents the change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through October 31, 2002:

	Fair Market Value (“FMV”) at the lowest closing price from January 1, 2001 through October 31, 2002	FMV as of September 30, 2002	FMV at the highest closing price from January 1, 2001 through October 31, 2002
Corporate Equities	$3,992,826	$4,978,899	$23,351,133
Percentage decrease from highest closing price	83%	79%	—
Percentage decrease from FMV as of September 30, 2002	20%	—	—

Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 20% and 83% of the fair market value of these investments as of September 30, 2002.  The amount of such hypothetical future losses in fair market value would be equal to $1,000,000, $3,900,000 and $4,100,000, using hypothetical losses of 20%, 79% and 83%, respectively.

The exposure to market risk associated with interest rate-sensitive instruments is not material to Wave. Our investment portfolio consists primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.           Controls and Procedures

(a)                               Evaluation of disclosure controls and procedures. Under new Securities and Exchange Commission regulations implementing portions of the Sarbanes-Oxley Act of 2002, our CEO and CFO are required to certify in this quarterly report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information in relation to Wave is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report, and that they have presented in this report their conclusions about the effectiveness of the disclosure controls and procedures as a result of the evaluation.   Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them with material information relating to Wave as required to be disclosed in the reports we file with the Commission on a timely basis.

(b)                               Changes in internal controls. There were no significant changes in Wave’s internal controls or in other factors that could significantly affect Wave’s disclosure controls and procedures subsequent to the date of the CEO and CFO’s evaluation, nor were there any significant deficiencies or material weaknesses in Wave’s internal controls.

PART II - OTHER INFORMATION

Item 4.                    Submission of Matters to a Vote of Security Holders

None

Item 6                     Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit #	Description of Exhibit
10.1	Termination Agreement and Mutual Release between Wave Systems Corp. and SSP Solutions, Inc.

10.2	Subordinated Convertible Promissory Note between Wave Systems Corp. and SSP Solutions, Inc.

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

Dated: November 14, 2002

WAVE SYSTEMS CORP.
(Registrant)

	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer

CERTIFICATIONS

I, Steven K. Sprague, certify that:

1.          I have reviewed this quarterly report on Form l0-Q of Wave Systems Corp.

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material  information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)         presented in this quarterly report our conclusions about the effectiveness of  the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven K. Sprague
Steven K. Sprague, President and Chief Executive Officer

I, Gerard T. Feeney, certify that:

1.          I have reviewed this quarterly report on Form l0-Q of Wave Systems Corp.

2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)         designed such disclosure controls and procedures to ensure that material  information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)         presented in this quarterly report our conclusions about the effectiveness of  the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Gerard T. Feeney
Gerard T. Feeney, Chief Financial Officer