Form 10-Q/A
period 2002-06-30
WAVE SYSTEMS CORP
filed 2003-01-08
CIK 919013

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-24752

Wave Systems Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3477246 (I.R.S. Employer Identification No.)
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

Yes ☒    No ☐

        The number of shares outstanding of each of the issuer's classes of common stock as of December 11, 2002: 51,771,918 shares of Class A Common Stock and 324,225 shares of Class B Common Stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Balance Sheets

	As of
	June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$21,859,060	$40,437,119
Cash Collected on Behalf of Charities	—	358,531
Marketable securities	2,160	10,366
Notes Receivable from Officers	1,417,464	1,380,050
Inventories	1,538,108	581,912
Prepaid expenses and other receivables	436,291	624,535

Total current assets	25,253,083	43,392,513
Marketable Equity Securities	4,316,316	11,160,758
Property and equipment, net	3,297,570	4,291,228
Other assets	688,993	1,389,803

Total Assets	33,555,962	60,234,302

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	3,857,627	5,807,878
Due to Charities	—	423,053
Deferred Revenue	—	197,965

Total current liabilities	3,857,627	6,428,896
Common stock, $.01 par value. Authorized 75,000,000 shares as Class A; 50,066,918 shares issued and outstanding in 2002 and 49,996,506 in 2001	500,669	499,965
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 324,225 shares issued and outstanding in 2002 and 357,083 in 2001	3,242	3,571
Capital in excess of par value	244,623,196	244,330,985
Deficit accumulated during the development stage	(210,556,033)	(189,624,123)
Other Comprehensive Income (Loss)—unrealized loss on marketable securities	(4,872,739)	(1,404,992)

Total stockholders' equity	29,698,335	53,805,406
Total Liabilities and Stockholders' Equity	$33,555,962	$60,234,302

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Operations
(Unaudited)

	Three Months ended		Six Months ended		Period from February 12, 1988 (inception) through June 30, 2002
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net Revenues:
Product	$74,997	$186,511	$99,997	$186,511	$464,137
Services	2,795	4,739	223,410	23,819	654,134
Licensing and Other	—	448	—	54,806	491,858

Total Net Revenues	77,792	191,698	323,407	265,136	1,610,129
Cost of sales:
Product	36,941	129,384	53,366	129,384	269,652
Services	1,572	2,210	94,133	4,791	321,257
Licensing and Other	—	—	—	—	130,780

Total Cost of Sales	38,513	131,594	147,499	134,175	721,689

Gross margin	39,279	60,104	175,908	130,961	888,440
Operating expenses:
Selling, general, and administrative	4,712,019	6,489,035	10,126,765	13,084,443	118,598,678
Research and development	3,232,472	4,863,511	6,272,887	10,794,579	78,225,863
Write-off of Intangibles and other impaired assets	—	—	905,390	1,562,500	2,667,307
Restructuring Costs and other special charges	—	—	726,280	—	726,280
Amortization of goodwill	—	430,158	—	860,316	2,294,176
Write-off of goodwill	—	—	—	—	3,054,456
In process research and development expense	—	—	—	—	2,176,000
Acquisition Costs	—	—	—	—	1,494,000
Aladdin license expense	—	—	—	—	3,889,000

	7,944,491	11,782,704	18,031,322	26,301,838	213,125,760
Other income (expense):
Interest Income	126,092	718,106	308,408	1,841,164	10,021,807
Interest Expense	—	—	—	—	(1,695,461)
Equity in losses of GlobalWave	—	(886,390)	—	(1,427,318)	(5,738,650)
Loss on other than temporary decline in marketable equity securities	(1,907,885)		(3,384,904)		(5,121,586)
Gain on sale of marketable securities	—	—	—	—	542,457
License Fee	—	—	—	—	5,000,000
License Warrant Cost	—	—	—	—	(1,100,000)
Other income (expense)	—	—	—	—	(227,280)

	(1,781,793)	(168,284)	(3,076,496)	413,846	1,681,287

Net loss	(9,687,005)	(11,890,884)	(20,931,910)	(25,757,031)	(210,556,033)
Accrued dividends on preferred stock	—	—	—	—	4,350,597

Net loss to common stockholders	$(9,687,005)	$(11,890,884)	$(20,931,910)	$(25,757,031)	$(214,906,630)

Weighted average number of common shares outstanding during the period	50,391,143	50,074,806	50,387,043	49,545,369	19,590,445
Loss per common share	$(0.19)	$(0.24)	$(0.42)	$(0.52)	$(10.97)

See accompanying notes to unaudited consolidated financial statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended		Period from February 12, 1988 (date of inception) through June 30, 2002
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	(20,931,910)	(25,757,031)	(210,556,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	3,054,456
Goodwill Amortization	—	860,316	2,294,176
Depreciation and amortization	1,125,801	1,413,658	8,757,227
Reserve for note from affiliate	—	—	1,672,934
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	119,000
Common stock issued in connection with License and Cross-License Agreement	—	—	1,124,960
Realized gain on marketable securities	—	—	(542,457)
Net losses realized on GlobalWave investment	—	1,427,318	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	143,500	—	2,895,095
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In Process research and development	—	—	2,176,000
Write-off of Impaired Assets	905,390	1,562,500	2,667,307
Loss on Other than Temporary Decline in Marketable Equity Securities	3,384,904	—	5,121,586
Preferred stock issued for services rendered	—	—	265,600
Compensation expense associated with issuance of stock options	110,737	367,891	1,616,364
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,253
Common stock issued by principal stockholder for services rendered	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	(197,965)	277,778	—
Increase in accrued interest on note receivable	(37,414)	(26,173)	(117,825)
(Increase) Decrease in inventories	(956,196)	83,255	(1,538,108)
(Increase) decrease in prepaid expenses and other receivables	188,244	(7,501)	(405,970)
(Increase) decrease in other assets	700,810	(50,102)	(703,909)
Increase (decrease) in accounts payable and accrued expenses	(391,004)	(2,530,864)	4,057,735
Increase in amounts due to charities	(423,053)	—	—
Increase in cash restricted on behalf of Charities	358,531	—	—

Net cash used in operating activities	(16,019,625)	(22,378,955)	(164,512,631)
Cash flows from investing activities:
Acquisition of property and equipment	(1,037,533)	(689,151)	(11,332,287)
Investment in GlobalWave joint venture	(1,559,250)	—	(5,701,250)
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	—	—	2,162,457
Exercise of warrants to acquire securities-available for sale	—	—	(1,620,000)

Net cash used in investing activities	(2,596,783)	(689,151)	(20,678,980)
Cash flows from financing activities:
Net proceeds from issuance of common stock	38,349	452,649	192,530,470
Net proceeds from issuance of preferred stock and warrants	—	—	12,283,027
Note receivable from stockholder	—	(963,320)	(1,299,640)
Proceeds from notes payable and warrants to Stockholders	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,254
Repayments of note payable	—	—	(255,000)
Redemption of Preferred Stock	—	—	(506,440)

Net cash provided by (used in) financing activities	38,349	(510,671)	207,050,671
Net increase (decrease) in cash and cash equivalents	(18,578,059)	(23,578,777)	21,859,060
Cash and cash equivalents at beginning of period	40,437,119	80,703,890	—

Cash and cash equivalents at end of period	$21,859,060	$57,125,113	$21,859,060

Supplemental information about noncash investing and financing activities:

        On February 2, 2001, additional common stock was issued to acquire 3,600,000 shares of BIZ Interactive Zone ("BIZ") for $14,312,800, see Note 2.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(Unaudited)

			Class B common stock
	Class A common stock					Deficit accumulated during the development Stage
					Capital in excess of Par value		Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2001	49,996,506	$499,965	357,083	$3,571	$244,330,985	$(189,624,123)	$(1,404,992)	$53,805,406
Net loss	—	—	—	—	—	(20,931,910)	—	(20,931,910)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	(3,467,747)	(3,467,747)

Comprehensive income (loss)	—	—	—	—	—	—	—	(24,399,657)
Exercise of options to purchase Class A common stock	37,554	375	—	—	37,974	—	—	38,349
Issuance of warrants to purchase Common Stock for Services	—	—	—	—	143,500	—	—	143,500
Compensation on Employee stock options issued	—	—	—	—	110,737	—	—	110,737
Exchange of Class B stock for Class A stock	32,858	329	(32,858)	(329)	—	—	—	—

Balance at June 30, 2002	50,066,918	$500,669	324,225	$3,242	$244,623,196	$(210,556,033)	$(4,872,739)	$29,698,335

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

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with Wave's audited financial statements and notes thereto for the year ended December 31, 2001, included in its Form 10-K filed on April 1, 2002. The results of operations for the three months ended June 30, 2002 and the six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

        The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary and WaveXpress, Inc. ("WaveXpress") a majority-owned subsidiary. All significant intercompany transactions have been eliminated. The financial statements of Wave have been presented in the development stage format as prescribed by Statement of Financial Accounting Standards No. 7. Management has determined that Wave meets the criteria of a development stage enterprise as prescribed in Statement of Financial Accounting Standard No. 7 because it has devoted substantially all of its efforts since inception toward research and development activities and establishing a new business; and although planned principal operations have commenced, there has been no significant revenue from those operations.

1. Loss per Share

        Loss per share is computed based on the weighted average number of common shares outstanding. The inclusion of common stock equivalents (warrants and options) in this computation would be anti-dilutive; therefore basic and dilutive are the same.

2. Capital Stock

        During the six months ended June 30, 2002, Wave issued a total of 37,554 shares upon the exercise of incentive stock options by various employees. The aggregate proceeds to Wave for the issuance of these options was $38,349 at an average exercise price of approximately $1.02 per share.

        In addition, Wave granted a warrant to a software development contractor for services provided to Wave. The warrant is fully vested, non-forfeitable and has a life of five years. The warrant provides for the purchase of 50,000 shares of Wave Class A Common Stock at an exercise price of $3.48 per share. The warrant was valued at $143,500 using the Black Scholes option pricing model.

3. Restructuring Costs and Other Special Charges

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

        Wave also recorded a charge of approximately $488,000 in the quarter ended March 31, 2002, relating to a payment made to a former supplier as a settlement for a demand for arbitration filed against Wave. The arbitration arose out of a claim that Wave had breached a contract with the supplier to purchase computer components to be incorporated into an Internet security device produced by Wave. The total settlement payment made by Wave was for $688,000, of which $200,000 was accrued for as of December 31, 2001. This charge is included in "selling, general and administrative expense".

4. Development Contract with SSP Solutions, Inc.

        In October 2000, Wave entered into a $10 million comprehensive development agreement with BIZ Interactive Zone, Inc. to integrate Wave's EMBASSY Trusted Client technology into BIZ's suite of products for deployment into 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. The development agreement outlined the broad objectives of the project but it required that the parties complete a more detailed plan with related milestones in order to guide the overall project.

        In February 2001, Wave entered into an unrelated stock purchase agreement with BIZ pursuant to which Wave purchased 3,600,000 shares of BIZ Series B preferred stock in exchange for 2,000,000 shares of its Class A Common Stock. Subsequently, Litronic, Inc., a provider of authentication and encryption security technology, completed a merger with BIZ to form SSP Solutions, Inc. ("SSP"). (See Note 5.). The intention of the cross investment was to add an additional incentive to both parties under the agreement and it was intended to be a swap of shares of equal value.

        In May of 2001, the development agreement with BIZ discussed above, was amended whereby, the parties agreed to a $5 million development services contract pursuant to which Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP agreed to place with Wave an open $5 million purchase order for EMBASSY products. Payment terms of the agreement provided that SSP make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP failed to pay any monthly instalment within 30 days of receiving written notice by Wave that it is in default, any unpaid portion of the instalment would automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP to be determined by dividing the unpaid amount by the fair market value of SSP common stock. Revenue under the development services agreement had been recognized on a percentage of completion basis limited to cash received and milestones accomplished. Milestones included specific software development objectives that must be accepted by SSP.

        As of December 31, 2001, Wave received $555,556 in cash and had not exercised any stock appreciation rights. Wave recognized approximately $358,000 in revenue under the development agreement at December 31, 2001 under the percentage of completion method of accounting.

        Effective January 29, 2002, due to a refocus of SSP's development efforts, SSP formally requested Wave to suspend work on the Linux project. SSP further requested Wave to (i) agree to amend the existing contract, (ii) agree to identify any balance of development budget left from the Linux project commitment and (iii) agree to formally estimate the costs to complete two other projects that SSP would like Wave to focus upon. At that time, Wave had ceased all work relating to SSP and recognized the remaining non-refundable cash received, $198,000 in the quarter ended March 31, 2002.

5. Investment in SSP

        On February 2, 2001 Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company. Wave's investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ. Accordingly, the investment has been accounted for under the cost method of accounting, because the investment is less than 20% of the outstanding capital stock of BIZ and because Wave cannot exercise significant influence over BIZ. On August 24, 2001, Litronic and BIZ completed the merger that formed SSP. As a result of the merger, Wave now holds 3,083,083 shares (14.95%) of the common stock of SSP. Wave has accounted for this investment as non-current marketable equity securities available for sale based upon our intent to hold these securities as a long-term investment. As of June 30, 2002, this investment was valued at $4,316,316 based on that day's closing price of SSP common stock on the Nasdaq national exchange of $1.40 per share. For the quarter-ended and six months ended June 30, 2002, Wave took charges for an "other than temporary decline" in the value of our investment in SSP of $1,907,885 and $3,384,904, respectively. These charges were taken because it was determined that a decline in SSP's share price had occurred due to concerns about SSP's financial condition and near-term prospects. The amount was calculated as the difference between the investment's previously adjusted cost basis versus the value arrived at by taking the weighted average closing price of SSP on the Nasdaq national exchange since November 15, 2001, which was the date that SSP indicated there was doubt about its ability to continue as a going concern in its public filings. As a result of these charges and a similar charge that was taken in 2001 for $1,736,682, the cost basis of the investment as of June 30, 2002 has been adjusted to $9,191,214 from its original cost basis of $14,312,800. The investment is presented on the June 30, 2002 and December 31, 2001 balance sheets at $4,316,316 and $11,160,758, respectively, which represents the closing value of the shares on the Nasdaq national exchange on these dates. The difference between the value and the adjusted cost basis is presented as an unrealized loss in stockholders' equity.

6. WaveXpress

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

        As of June 30, 2002, the equity interests of Wave, Sarnoff Corporation and Wave's affiliates referred to above, assuming all of Wave's and Sarnoff's convertible securities are converted and warrants are exercised, would be approximately 88%, 10% and 2%, respectively. None of the minority shareholders have provided or are obligated to provide funding to WaveXpress. Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of Wave for all periods presented herein. In addition, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress' balance sheet and operating results in its consolidated financial statements. WaveXpress' net losses included in Wave's consolidated financial statements are $1.3 million and $2.3 million for the quarters ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002, WaveXpress' net losses included in Wave's consolidated financial statements are $4.2 million compared to a net loss of $7.2 million for the six months ended June 30, 2001.

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

7. GlobalWave

        As of June 30, 2002, Wave has contributed its entire committed investment of approximately $5.7 million to GlobalWave Limited. Pursuant to the equity method of accounting, Wave has recognized its equity share (40%) of GlobalWave's net losses to the extent of its funding commitment. For the quarters ended June 30, 2002 and June 30, 2001; Wave's share of GlobalWave's losses included in its consolidated financial statements are $0 and $886,000, respectively. Wave did not record its equity in GlobalWave's losses for the quarter ended June 30, 2002 since its investment value had previously been reduced to zero and it has no further commitment or intent to provide further funding to GlobalWave. (See also Note 11 Subsequent Event)

8. Notes Receivable from Officers

        Wave had outstanding loans receivable from officers totaling approximately $1,417,000 and $1,380,000 as of June 30, 2002 and December 31, 2001, respectively. Some of the loans, as indicated below were extended beyond their original terms by one year. These loans and extensions thereon, were granted to the officers to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted and extended as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate. The due date of the demand note was subsequently extended until March 26, 2003. As of June 30, 2002 the loan balance, including accrued interest thereon was approximately $271,000

        During 2001, Wave made personal loans to Mr. Peter J. Sprague, Chairman of Wave as evidenced by demand notes totaling approximately $1,062,000. The loans were evidenced by demand notes for approximately $713,000 dated February 27, 2001, approximately $185,000 dated July 25, 2001 and approximately $164,000 dated September 5, 2001. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. Two of the demand notes, in the amount of $713,000 and $185,000 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates. As of June 30, 2002, the balances of these two notes including accrued interest were $779,000 and $195,000, respectively for a total of $974,000 that is due in 2003. The remaining loan has an original face value of $165,000, the balance of which was approximately $172,000 including accrued interest as of June 30, 2002. The balance is due in September 2002.

        Total accrued interest on these notes totaled approximately $105,000 as of June 30, 2002.

9. Segment Reporting

        Wave's products include the Wave EMBASSY® Trusted Client Platform and Services and WaveXpress Data Broadcasting Products and Services. These products and services constitute Wave's reportable segments. Net Losses for reportable segments exclude interest income, interest expense, equity in losses of equity method investees and realized gains on marketable securities. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave's management.

        The following sets forth reportable segment data:

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
Operating Revenues:
EMBASSY® Trusted Client Platform and Services	$77,792	$191,698	$323,407	$265,136
WaveXpress Data Broadcasting	—	—	—	—

Total Operating Revenues	77,792	191,698	323,407	265,136

(Net Loss):
EMBASSY® Trusted Client Platform and Services	(6,610,356)	(9,598,646)	(13,699,674)	(19,217,219)
WaveXpress Data Broadcasting	(1,294,856)	(2,123,954)	(4,155,740)	(6,953,658)

Total Segments Net Loss	(7,905,212)	(11,722,600)	(17,855,414)	(26,170,877)
Interest Income	126,092	718,106	308,408	1,841,164
Equity in net losses of equity method investees	—	(886,390)	—	(1,427,318)
Loss for Other than Temporary Decline in Marketable Equity Securities	(1,907,885)	—	(3,384,904)	—

Net Loss	(9,687,005)	(11,890,884)	(20,931,910)	(25,757,031)

Depreciation and Amortization Expense:
EMBASSY® Trusted Client Platform and Services (1)	462,230	822,391	899,587	1,636,581
WaveXpress Data Broadcasting	104,414	160,645	226,214	637,393

Total Depreciation and Amortization Expense	566,644	983,036	1,125,801	2,273,974

Capital Expenditures:
EMBASSY® Trusted Client Platform and Services	321,030	82,307	971,420	546,782
WaveXpress Data Broadcasting	62,004	27,879	66,113	142,369

Total Capital Expenditures	383,034	110,186	1,037,533	689,151

	As of
	June 30, 2002	December 31, 2001
Assets:
EMBASSY® Trusted Client Platform and Services	$32,736,164	$58,562,392
WaveXpress Data Broadcasting	819,798	1,671,910

Total Assets	$33,555,962	$60,234,302

10. Cash Collected on Behalf of Charities

        As of December 31, 2001, Wave held cash received on behalf of charities of $358,531 in connection with Charitywave.com, Wave's on-line charitable donation service. These donations were received primarily on behalf of donors to the New York Times 9/11 Disaster Relief Fund. In addition, Wave had a receivable from its credit card processor of $64,522 as of December 31, 2001, associated with these donations. The total of $423,053 is reflected as due to charities in the December 31, 2001 financial statements, and was paid to the applicable charities within 30 days, in accordance with the standard Charitywave.com contracts with its member charities.

11. Subsequent Event

        On July 24 Wave issued 1,700,000 shares of its Class A Common Stock in exchange for the remaining 60% of GlobalWave for a total purchase price of approximately $2,400,000. Prior to this purchase, Wave had effectively owned 40% of GlobalWave which it acquired through a series of transactions whereby Wave contributed approximately $5,700,000 in cash and granted GlobalWave a license to distribute content utilizing the Wave Commerce System in Europe and certain other foreign territoriess. Wave had previously accounted for its investment in GlobalWave using the equity method of accounting. Accordingly, Wave had recognized its proportionate share of GlobalWave's losses to the extent of its investment. The significant assets that Wave will receive from this transaction consist of cash of approximately $1,380,000 and the transfer back to Wave of the license that Wave had originally granted to GlobalWave, which is described above. Wave assumed no liabilities as a result of this transaction.

12. Recent Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Wave is currently examining the impact of this pronouncement on the results of its operations and financial position but currently believes the impact will not be material.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this Statement generally are to be applied prospectively. The adoption of SFAS No. 144 did not have any impact on our consolidated financial statements.

        The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"), effective for fiscal years beginning May 15, 2002 or later that rescinds FASB Statement No. 4, Reporting Gains and Losses from

Extinguishment of Debt, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement Amends FASB Statement No. 4 and FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Wave does not believe the impact of adopting SFAS No. 145 will have a material impact on its financial statements.

        On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 is based on the fundamental principle that a liability for a cost associated with an exit or disposal activity should be recorded when it (1) is incurred, that is, when it meets the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements, and (2) can be measured at fair value. The principal reason for issuing SFAS No. 146 is the Board's belief that some liabilities for costs associated with exit or disposal activities that entities record under current accounting pronouncements, in particular Issue 94-3, do not meet the definition of a liability. SFAS No. 146 nullifies Issue 94-3; thus, it will have a significant effect on practice because commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for costs related to those activities. SFAS No.146 is effective for exit and disposal activities initiated after December 31, 2002. Early application is encouraged; however, previously issued financial statements may not be restated. An entity would continue to apply the provisions of Issue 94-3 to an exit activity that it initiated under an exit plan that met the criteria of Issue 94-3 before the entity initially applied SFAS No. 146. Wave does not believe that the adoption of this statement on January 1, 2003 will have a material impact on its financial position.

CERTAIN FORWARD-LOOKING INFORMATION:

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, statements regarding contingencies, future prospects, liquidity and capital expenditures herein under "Part I Financial Information—Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and detailed in our other filings with the Commission during the past 12 months.

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
Our Market
Wave is seeking to become a leader in digital security and e-commerce technology. Our objective is to make our the ETS the preferred infrastructure for security in the digital economy. Wave believes that a key differentiator of the ETS is that it is open and programmable and combines the strong security of hardware with the flexibility of software. Wave believes that ultimately, a truly secure system must include hardware protection. Additionally, Wave foresees that single purpose hardware solutions will not be effective because the hardware will have to support multiple applications to be an effective solution. Therefore, in a business environment of evolving encryption algorithms, multiple digital rights management solutions, multiple platforms needing to be supported; Wave's open and programmable, hardware based solution will have significant advantages over software only, or single purpose hardware device solutions.

Our Products	Wave's products consist of the ETS, The Wave Commerce System, digital signature and electronic document management products and data broadcast products.

The Wave Commerce System allows flexible purchase models for the sale of digital content including rental, rent-to-own and event-based charges. The Wave Commerce System comprises two main functions: authentication and commerce. Each of these functions provides multiple services enabled by the ETS. The authentication services component positively identifies the person wishing to access protected content. It accomplishes this through a protected applet in conjunction with the EMBASSY device. The goal of the Wave Commerce System is to provide digital commerce, completely secure from unauthorized access. Web site owners would use authentication services to replace less secure username/password pairs with strong authentication. Content providers use commerce services to distribute digital content. This means that content, goods and services can be consumed with more efficient and flexible pricing, broader distribution opportunities and greater protection against unauthorized usage, with better privacy protection of the consumer's sensitive information.

Wave's digital signature and electronic document management products, SmartSignature and SmartSAFE combine a digital signature application with a document management application, with an upload process initiated by the user. These products allow for the interaction of users and financial service providers, such as banks, brokerage houses, lessors and mortgage companies (each a "Provider"), whereby the user can digitally sign a document that will then be considered a legally binding signature. Once uploaded, the documents are validated and archived. A Provider may then log into the SmartSAFE to review and manage documents that have been signed. When a document is requested for viewing, the SmartSAFE creates a certified copy including pertinent signature information. SmartSAFE also supports archival and management of unsigned documents in virtually any format.

Wave offers its data broadcast products through WaveXpress, a joint venture between Wave and Sarnoff which is 88% owned by Wave (assuming all of Wave's and Sarnoff's convertible securities are converted). WaveXpress has developed products designed to offer cable television multiple service operators ("MSOs" a complete solution for implementing Internet Protocol Multicast that allows the consumer to experience and manage rich digital content on their PC. These products are being actively marketed to MSOs. Wave believes that benefits of these products to MSOs include: new incremental revenue streams from dormant, underutilized and off-peak bandwidth, service bundling opportunities, flexible content and pricing offerings, strength of the ETS security products and an advanced consumer experience.

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

        Wave was incorporated in Delaware on August 12, 1988; and was known previously as Indata Corp. Wave changed its name to Cryptologics International, Inc. on December 4, 1989; and to Wave Systems Corp. in January 1993. Wave's principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and its telephone number is (413) 243-1600.

Critical Accounting Policies

        The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under PART I, Item 1—Financial Statements.

        Method of Accounting for Joint Ventures—Wave accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture's operating and financial policies. The financial statements of joint ventures in which Wave owns greater than a fifty percent interest are consolidated with Wave's financial statements pursuant to APB Opinion No. 18.

        Marketable Securities—debt securities and publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. Unrealized losses that are determined to be other than temporary are recognized as charges against earnings. Factors considered when determining if an other than temporary decline has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. All other investments, excluding joint venture arrangements, are recorded at cost.

        Inventories—Inventories, which are stated at the lower of cost or net realizable value, consist of inventory held for resale to customers. Cost is determined on the first-in, first-out basis and includes freight and other incidental costs incurred. Wave provides inventory allowances based on excess and obsolete inventories.

        Goodwill and Purchased Intangible Assets—In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No.142") which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No.142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests must be performed annually. Because Wave does not have any goodwill and/or other intangible assets which qualify for the prescribed treatment under SFAS No.142, there is no impact of SFAS No.142 to Wave's financial position or results of operations as of June 30, 2002 and for the quarter and six months then ended.

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

        The table below sets forth the proforma effects of the adoption of SFAS No. 142 on net income and earnings per share for Wave for the years ended December 31:

	2001	2000	1999
Net (loss) as reported	$(48,701,057)	$(47,655,893)	$(28,065,811)
Add Back: Goodwill Amortization expense	1,720,632	573,544	—
Less: Increase in write off of goodwill	(2,294,176)	—	—

Adjusted Net (loss)	$(49,274,601)	$(47,082,349)	$(28,065,811)
Basic (loss) per share as reported	(0.97)	(1.03)	(0.73)
Add Back: Goodwill Amortization expense	0.03	0.01	—
Less: Increase in write off of goodwill	(0.05)	—	—

Adjusted basic (loss) per share	$(0.99)	$(1.02)	$(0.73)

        Research and Development and Software Development Costs—Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires software development costs to be capitalized when a product's technological feasibility has been established. In accordance with SFAS No. 86, Wave assesses the recoverability of capitalized software development costs by determining whether the amortization of the balance over their remaining life can be recovered through undiscounted future operating cash flows. The amount of capitalized software development costs impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Wave's average cost of funds. The assessment of the recoverability of capitalized software development costs is impacted if estimated future operating cash flows are less than the net carrying value of the asset.

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of—Wave reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Revenue Recognition—Wave's business model targets revenues from various sources including: licensing of our technology including EMBASSY and its supporting software infrastructure; fees from entities who use EMBASSY to secure their applets on PCs; and usage and transaction-based fees from content management, e-commerce and other services enabled by EMBASSY. In addition, we derive revenue from sales of hardware and from development contracts. To date, our sales arrangements have not included multiple-elements, nor have our arrangements required significant modification or customization of the software except for our contract with SSP Solutions for which we used the percentage of completion method of accounting that is described below.

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

        PRODUCTS—SOFTWARE AND HARDWARE

        Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided Wave has vendor-specific objective evidence of the fair value of each undelivered element. Revenue is deferred for undelivered elements. Revenue is also deferred for the entire arrangement if vendor-specific objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element. However, it has not been our practice to provide periodic updates or maintenance to maintain system performance. All product is shipped with ownership passing to the buyer upon leaving our premises and payment terms are generally net 30.

        Revenue from the sale of hardware components is recognized when persuasive evidence of an arrangement exists, the product has been shipped to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

        SERVICES

        Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

        In October 2000, we entered into a $10 million comprehensive development agreement with SSP to integrate Wave's EMBASSY Trusted Client technology into the SSP Secure Service Provider™ Suite to be deployed in 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. In May 2001 the agreement was amended whereby under the amended terms of the agreement, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP agreed to place with

Wave an open $5,000,000 purchase order for EMBASSY products. Payment terms of the agreement provide that SSP make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP fails to pay any monthly installment, within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the installment will automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP to be determined by dividing the unpaid amount by the fair market value of SSP common stock. Revenue under the development services agreement has been recognized on a percentage of completion basis limited to the amount of cash received and milestones that are acknowledged by the customer as accomplished. Milestones include specific software development objectives that must be completed and accepted by SSP. As of December 31, 2001 Wave received $555,556 in cash and had not exercised any stock appreciation rights. Wave recognized approximately $358,000 in revenue under the development agreement at December 31, 2001 under the percentage of completion method of accounting.

        Effective January 29, 2002, due to a refocus of SSP's development efforts, SSP formally requested Wave to suspend work on the Linux project. SSP further requested Wave to (i) agree to amend the existing contract, (ii) agree to identify any balance of development budget left from the Linux project commitment and (iii) agree to formally estimate the costs to complete two other projects that SSP would like Wave to focus upon. At that time, Wave had ceased all work relating to SSP and recognized the remaining non-refundable cash received, $198,000 in the quarter ended March 31, 2002.

Results of Operations

Three Months Ended June 30, 2002 and 2001

        For the three months ended June 30, 2002, Wave had revenues of $77,792 which were derived primarily from sales of the EMBASSY chips and peripheral hardware products. For the three months ended June 30, 2001, revenues were $191,698, derived primarily from sales of legacy hardware. The decrease in revenues was due to lower volume of hardware sales in the quarter ended June 30, 2002 versus the same period of 2001.

        The table below sets forth the components that make up the revenue for the quarter ended June 30:

	2002	2001	Increase/(Decrease)	% Change
Product	$74,997	$186,511	$(111,514)	(59)%
Services	2,795	4,739	(1,944)	(41)%
Licensing and Other	—	448	(448)	(100)%

Total Net Revenues	$77,792	$191,698	$(113,906)	(59)%

        Gross profit for the quarter ended June 30, 2002 was $39,279 representing a gross profit margin of 50% versus gross profit of $60,104 and margin of 31% in the prior year quarter. The higher gross profit margin realized in the quarter ended June 30, 2002 versus 2001 was due to higher gross margins on sales of EMBASSY 2100 hardware versus the margins realized on legacy hardware that was sold in the same period of 2001. WaveXpress had no revenues for the three months ended June 30, 2002 and June 30, 2001.

        Selling, general and administrative expenses for the three months ended June 30, 2002 were $4,712,019 as compared to $6,489,035 for the comparable period of 2001, a decrease of 27%. The decrease was primarily due to decreases in salary and benefit costs of approximately $1,014,000, consulting expenses of approximately $105,000 and related travel and other employee costs of approximately $125,000. These expense reductions were the result of an overall headcount reduction of approximately 70 positions. In addition trade show and public relations expenses were reduced by approximately $245,000. The headcount reductions were made primarily in the areas of product marketing and operations for positions that supported products and/or lines of business that Wave has de-emphasized or abandoned. Wave also reduced headcount in administrative and support areas within the company where it was possible to consolidate and restructure certain functions. Included in the amounts listed above are WaveXpress' selling, general and administrative expenses, which were $651,943 and $1,085,286 for the quarters ended June 30, 2002 and 2001, respectively. This 40% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above. Selling, general and administrative expenses are expected to remain flat or decrease over the foreseeable future depending upon the business needs of Wave.

        Research and development expenses for the three months ended June 30, 2002 were $3,232,472, as compared to $4,863,511 for the comparable period of 2001, a decrease of 34%. This decrease was primarily attributable to decreases in salaries and benefit costs of approximately $394,000,consultant expenditures of approximately $789,000 and reductions in related travel and entertainment expenses of approximately $101,000; associated with a greatly reduced development effort with respect to Wave's integrated circuit technology and software. The significant development activities that were completed in the year-ago quarter ended June 30, 2001 included the ETS, significant enhancements to the Wavenet commerce applications, the development of the EMBASSY chip, the EMBASSY applet developers kit, the creation of the "Trust Assurance Network", the development of core EMBASSY applets and WaveXpress' digital broadcast architecture and content. These research and development efforts have been scaled down considerably as Wave is shifting its focus more towards commercializing and marketing these products. WaveXpress' research and development expenditures included in the above were approximately $643,000 and $1,039,000 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 38%. This decrease was the result of reduced employee headcount, lower consultant expenditures, travel and amortization expense of intangible assets that were subsequently written off. Wave expects development expenditures of WaveXpress to remain flat over the foreseeable future.

        Wave incurred $0 in goodwill amortization for the three months ended June 30, 2002 associated with the acquisition of iShopHere.com versus $430,158 for the same period in 2001, as the goodwill associated with this acquisition was written off in the fourth quarter of 2001.

        For the quarter ended June 30, 2002, Wave took a charge for an "other than temporary decline" in the value of its investment in SSP of $1,907,885. This charge was taken because it was determined that an other than temporary decline in SSP's share price had occurred due to concerns about SSP's financial condition and near-term prospects. The amount was calculated as the difference between the investment's previously adjusted cost basis versus the value arrived at by taking the weighted average closing price of SSP on the Nasdaq national exchange since November 15, 2001, which was the date that SSP indicated there was doubt about its ability to continue as a going concern in its public filings. As a result of this charge and similar charges that were taken in the first quarter of 2002 and the fourth quarter of 2001 totaling $3,213,701, the cost basis of the investment as of June 30, 2002 has been adjusted to $9,191,214 from its original cost basis of $14,312,800. The investment is presented on the June 30, 2002 and December 31, 2001 balance sheets at $4,316,316 and $11,160,758, respectively, which represents the closing value of the shares on the Nasdaq national exchange on these dates. The difference between the value and the adjusted cost basis is presented as an unrealized loss in stockholders' equity.

        Interest income for the three months ended June 30, 2002 was $126,092 as compared to $718,106 for the comparable period of 2001. The decrease in interest income is primarily attributable to a decrease in interest-bearing assets, and a decrease in interest rates earned on those investments compared with the same period in 2001.

        Because Wave had recognized its equity in the losses of GlobalWave up to its total committed investment of approximately $5.7 million in 2001, no further losses associated with this investment were recognized during the quarter ended June 30, 2002. For the quarter ended June 30, 2001, $886,390 in losses were recognized by Wave for its equity share of GlobalWave's losses in that quarter.

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

        The table below sets forth the components that make up the revenue for the six months ended June 30:

	2002	2001	Increase/(Decrease)	% Change
Product	$99,997	$186,511	$(86,514)	(46)%
Services	223,410	23,819	199,591	838%
Licensing and Other	—	54,806	(54,806)	(100)%

Total Net Revenues	$323,407	$265,136	$58,271	22%

        The service contract revenue for the six months ended was derived primarily from a development contract with SSP, a shareholder of Wave. Wave also owns 14.95% of SSP. This agreement was for $5 million in development services; and called for a $5 million open purchase order, which SSP placed with Wave for EMBASSY products. In the event that SSP does not use the entire $5 million purchase order by June 30, 2003, SSP's rights under the development agreement will become non-exclusive. Revenue on this project has been recognized on a percentage of completion basis, and is subject to cash received and milestones accomplished. Of the total revenue recognized in the six months ended June 30, 2002, $196,603 was in connection with the SSP development contract. In February 2002, SSP formally requested that Wave suspend work on the development contract referred to above and that their remaining commitment and payments be applied toward alternative projects. The parties are currently in negotiations to determine what the alternative projects will consist of. While SSP remains obligated under the agreement, it is uncertain as to whether Wave will realize any further revenues under this contract. Product revenue was derived from sales of EMBASSY chips for the six months ended June 30, 2002 versus legacy hardware for the six months ended June 30, 2001.

        Cost of goods sold for the six months ended June 30, 2002 totaled $147,499 and consisted of $53,366 related to product sales and $94,133 related to services. The overall gross profit margin for the six months ended June 30, 2002 was 54%. This compares with total cost of goods sold for the six months ended June 30, 2001 of $134,175 which consisted of $129,384 in product cost of sales and $4,791 related to services, resulting in a gross profit margin of 49%. The higher gross profit margin realized in the six months ended June 30, 2002 versus 2001 was due to higher gross margins on sales of EMBASSY 2100 hardware service revenue versus the margins realized on legacy hardware that was sold in the same period of 2001.

        Selling, general and administrative expense for the six months ended June 30, 2002 were $10,126,765 as compared to $13,084,443 for the comparable period of 2001, a decrease of 23%. The decrease was consistent with the decrease in the quarter ended June 30, 2002 versus the prior year quarter (see above discussion), and likewise was primarily due to decreases in salary and benefit costs of approximately $2,096,000, reductions to consultant expenses of $341,000 and related travel and entertainment cost reductions of approximately $280,000 associated with an overall headcount reduction. In addition, reductions in trade show and public relations expenses totaled approximately

$485,000. The headcount reductions were made primarily in the areas of product marketing and operations for positions that supported products and/or lines of business that Wave has de-emphasized or abandoned. Wave also reduced headcount in administrative and support areas within the company where it was possible to consolidate and restructure certain functions. Included in the amounts listed above are WaveXpress' selling, general and administrative expenses, which were $1,460,882 and $2,667,809 for the six months ended June 30, 2002 and 2001, respectively. This 45% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above. Selling, general and administrative expenses are expected to remain flat or decrease over the foreseeable future depending upon the business needs of Wave.

        Research and development expenses for the six months ended June 30, 2002 were $6,272,887 as compared to $10,794,579 for the comparable period of 2001, a decrease of 42%. This decrease was attributable to decreases in salaries and fringe benefit expenditures of approximately $796,000, consulting expense reductions of approximately $1,717,000 and travel and training cost reductions of $147,000. These decreases were associated with a greatly reduced development effort with respect to Wave's integrated circuit technology and software. The significant development activities that were completed in the year-ago six month period ended June 30, 2001 included the ETS, significant enhancements to the Wavenet commerce applications, the development of the EMBASSY 2100 security chip, the EMBASSY applet developers kit, the creation of the "Trust Assurance Network", the development of core EMBASSY applets and WaveXpress' digital broadcast architecture and content. These research and development efforts have been scaled down considerably as Wave is shifting its focus more towards commercializing and marketing these products. In addition, in the six month period ended June 30, 2001, Wave recorded a provision for inventory obsolescence totaling $412,000. This charge related to chips based on legacy technology. These write-offs were charged to research and development expense as commercial viability could not been established. Non-recurring engineering charges associated with research and development activities decreased by approximately $233,000. Wave also reduced recruiting expenses for research and development personnel by approximately $195,000. In addition, depreciation and amortization expense was reduced by $334,000 as assets became fully depreciated and/or were written off in prior periods. WaveXpress' research and development expenditures included in the above were approximately $1,196,051 and $2,723,349 for the quarters ended June 30, 2002 and 2001, respectively, a decrease of 56%. This decrease was the result of reduced employee headcount, lower consultant expenditures, travel and amortization expense of intangible assets that were subsequently written off. Wave expects development expenditures of WaveXpress to remain flat over the foreseeable future.

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

        For the six months ended June 30, 2002, Wave took a charge for an "other than temporary decline" in the value of its investment in SSP of $3,384,904. This charge was taken because it was determined that an other than temporary decline in SSP's share price had occurred due to concerns about SSP's financial condition and near-term prospects. The amount was calculated as the difference between the investment's previously adjusted cost basis versus the value arrived at by taking the weighted average closing price of SSP on the Nasdaq national exchange since November 15, 2001, which was the date that SSP indicated there was doubt about its ability to continue as a going concern in its public filings. As a result of this charge and a similar charge that was taken in the fourth quarter of 2001 for $1,736,682, the cost basis of the investment as of June 30, 2002 has been adjusted to $9,191,214 from its original cost basis of $14,302,800. The investment is presented on the June 30, 2002 and December 30, 2001 balance sheets at $4,316,316 and $11,160,758, respectively, which represents the closing value of the shares on the Nasdaq national exchange on these dates. The difference between the value and the adjusted cost basis is presented as an unrealized loss in stockholders' equity.

        Interest income for the six months ended June 30, 2002 was $308,408 as compared to $1,841,164 for the same period in 2001. This decrease was related to the decrease in interest bearing assets, and decreased rates earned on those assets during the six month period ended June 30, 2002 versus 2001.

        Because Wave had recognized its equity in the losses of GlobalWave up to its total committed investment of approximately $5.7 million in 2001, no further losses associated with this investment were recognized during the six months ended June 30, 2002. For the six months ended June 30, 2001, $1,427,318 in losses were recognized by Wave for its equity share of GlobalWave's losses in that quarter.

        Due to the reasons set forth above, our net loss to common stockholders for the six months ended June 30, 2002 was $20,931,910 as compared to $25,757,031 for the comparable period of 2001.

Liquidity and Capital Resources

        Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of June 30, 2002, had a $210,556,033 deficit accumulated during the development stage, and stockholders' equity of $29,698,335. Wave has financed its operations through June 30, 2002 principally through the issuance of Class A and B Common Stock and various series' preferred stock, for total proceeds of $204,813,000.

        As of June 30, 2002, Wave had $21,859,060 in cash and cash equivalents. As of December 31, 2001, Wave had $40,437,119 in cash and cash equivalents. Wave had marketable securities with a value of $4,318,476 ($4,316,316 of which is classified as non-current) as of June 30, 2002 and $11,171,124 ($11,160,758 of which is classified as non-current) as of December 31, 2001. The decrease in cash and cash equivalents resulted from $16,019,625 used in operating activities, $2,596,783 was used for investing activities (including $1,559,250 invested in GlobalWave to satisfy Wave's final commitment to fund GlobalWave) and $38,349 was provided from financing activities.

        At June 30, 2002, Wave had working capital of $21,395,456, including loans receivable from officers totaling $1,417,464 which it believes are fully collectible. Wave may also use the officers' future bonuses to reduce this debt if bonuses are warranted. One of these loans was due in September 2002 and the others are due in February and March of 2003. If the loans are not repaid, these amounts will not be available to fund operations and the amount of additional funding we will need to raise to fund our operations will be increased.

        We expect to continue to incur substantial additional expenses resulting in significant losses at least through the 1st fiscal quarter of 2004. Considering our current cash balance and Wave's projected operating cash requirements, we anticipate that additional capital resources of approximately $7 million will be required to satisfy our cash flow requirements for the additional twelve month period ending June 30, 2003. In the event we are unable to raise additional capital, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through the first quarter of 2003, at our current expenditure rate.

        To alleviate the anticipated future cash shortfall referred to above, we are exploring and pursuing a number of alternatives to raise capital or reduce expenditures including the following:

  •
  Equity and/or debt financings—We are actively pursuing various financing options through a variety of sources;

  •
  Sales of marketable securities—Wave holds an investment in SSP, consisting of 3,083,083 shares of their common stock at total carrying value of approximately $4.3 million. However, these shares are restricted at the current time. The shares became freely tradable in the fiscal quarter ending September 30, 2002. Wave may pursue strategies to block trade these shares in order to liquidate this investment in the event that funds are needed to support our operations, once they do become tradable. However, it should be noted that the number of shares Wave holds significantly exceeds SSP's average daily trading volume, therefore there remains some uncertainty as to whether we could successfully liquidate our position in the short term. In addition, Wave has incurred unrealized losses on its investment in SSP, and there is a substantial continued risk that the value of this investment will decline further prior to Wave having the ability to liquidate this investment. (See Item 3 Quantitative and Qualitative Disclosures about Market Risk);

  •
  Sales of assets—Wave holds a significant portfolio of intellectual property including developed software, exclusive rights in connection with our patent portfolio, individual product lines and other technology which could be sold to raise additional capital;

  •
  Reductions in work force—We have already reduced our work force in order to reduce our expenditure rate. Wave may be forced to make similar reductions in the future if we are not successful in raising capital to fund our anticipated future cash deficiencies.

        However, as Wave has not yet attained commercial acceptance of its products and has not generated any significant operating revenue, considerable uncertainty currently exists with respect to the availability of financing from these and other sources to fund our anticipated future cash deficiencies. There can be no assurance that we will be able to raise additional financing prior to the end of the second quarter of 2003.

        As of December 31, 2001, Wave had net operating loss carryforwards for tax return purposes of approximately $145 million; which expire beginning in 2003 through 2021. Pursuant to the Internal Revenue Code, Section 382, annual utilization of Wave's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. Wave has not determined whether there has been such a cumulative change in ownership or the impact on the utilization of the loss carryforwards if such change has occurred.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Wave's investment portfolio consists of minority equity investments in publicly traded companies. Most predominantly, we hold a 14.95% interest in SSP. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. These investments are inherently risky because the market for the technologies or products they have under development are typically in the early stages and may never materialize. In addition, the values of these investments are subject to significant market price volatility. For example, as a result of market price volatility, we experienced a $3.5 million unrealized losses during the six months ended June 30, 2002 and a $3.3 million decrease in net unrealized gains during the year ended December 31, 2001. In addition, we recorded charges against earnings associated with losses in value on our investment in SSP of $1.9 million and $3.4 million in the three and six month periods ended June 30, 2002, respectively; and an additional $1.7 million in the quarter ended December 31, 2001 for declines in value that were determined to be "other than temporary". These equity securities are held for purposes other than trading. The following table presents the change in fair values of Wave's investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through July 23, 2002:

	Fair Market Value ("FMV") at the lowest closing price from January 1, 2001 through July 23, 2002	FMV as of June 30, 2002	FMV at the highest closing price from January 1, 2001 through July 23, 2002
Corporate Equities	$2,776,775	$4,316,316	$23,351,133
Percentage decrease from highest closing price	88%	82%	—
Percentage decrease from FMV as of June 30, 2002	36%	—	—

        Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 36% and 82% of the FMV of these investments as of June 30, 2002. The amount of such hypothetical future losses in FMV would be equal to $1,600,000, $3,500,000 and $3,800,000, using hypothetical losses of 36%, 82% and 88%, respectively.

        The exposure to market risk associated with interest rate-sensitive instruments is not material to Wave. Our investment portfolio consists primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures. Under new Securities and Exchange Commission regulations implementing portions of the Sarbanes-Oxley Act of 2002, our CEO and CFO are required to certify in this quarterly report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information in relation to Wave is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report, and that they have presented in this report their conclusions about the effectiveness of the disclosure controls and procedures as a result of the evaluation. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them witth material information relating to Wave as required to be disclosed in the reports we file with the Commission on a timely basis.

  (b)
  Changes in internal controls. There were no significant changes in Wave's internal controls or in other factors that could significantly affect these disclosure controls subsequent to the date of the CEO and CFO's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None

  (b)
  Reports on Form 8-K

    None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 7, 2003	WAVE SYSTEMS CORP. (Registrant)
	By:	/s/ STEVEN K. SPRAGUE
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer
	By:	/s/ GERARD T. FEENEY
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer

CERTIFICATIONS

I, Steven K. Sprague, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Wave Systems Corp.

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 7, 2003	/s/ STEVEN K. SPRAGUE Steven K. Sprague, President and Chief Executive Officer

I, Gerard T. Feeney, certify that:

1.
I have reviewed this quarterly report on Form 10-Q/A of Wave Systems Corp.

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 7, 2003	/s/ GERARD T. FEENEY Gerard T. Feeney, Chief Financial Officer

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Balance Sheets
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Statements of Operations (Unaudited)
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Statements of Cash Flows (Unaudited)
  Supplemental information about noncash investing and financing activities
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Unaudited)
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Notes To Consolidated Financial Statements June 30, 2002 and 2001
  CERTAIN FORWARD-LOOKING INFORMATION
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Overview
  Critical Accounting Policies
  Results of Operations
  Three Months Ended June 30, 2002 and 2001
  Six months Ended June 30, 2002 and 2001
  Liquidity and Capital Resources
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 5. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS