Form 10-K/A
period 2001-12-31
WAVE SYSTEMS CORP
filed 2003-01-09
CIK 919013

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-24752

Wave Systems Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3477246 (IRS Employer Identification No.)
480 Pleasant Street Lee, Massachusetts (Address of principal executive offices)	01238 (zip code)
413-243-1600 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of December 11, 2002 was $75,780,531 (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

        As of December 11, 2002, there were 51,771,918 shares of the registrant's Class A Common Stock and 324,225 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for the Annual Stockholders' Meeting that was held on or about June 24, 2002 are incorporated by reference into Part III. The Exhibit index is located on page 23.

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE WAVE'S ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM THOSE ANTICIPATED AND DISCUSSED HEREIN. FURTHER, WAVE OPERATES IN AN INDUSTRY SECTOR WHERE SECURITIES VALUES MAY BE VOLATILE AND MAY BE INFLUENCED BY REGULATORY AND OTHER FACTORS BEYOND WAVE'S CONTROL. IMPORTANT FACTORS THAT WAVE BELIEVES MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE CAUTIONARY STATEMENTS ACCOMPANYING THE FORWARD-LOOKING STATEMENTS AND IN THE RISK FACTORS DETAILED IN WAVE'S OTHER FILINGS WITH THE COMMISSION DURING THE PAST 12 MONTHS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL RISK FACTORS AND CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-K AND IN THOSE OTHER FILINGS WITH THE COMMISSION.

PART I

Item 1. Business

        Wave Systems Corp. develops, produces and markets hardware and software based digital security products for the Internet and e-commerce. Wave's technology involves the use of encryption, which is the process of making data indecipherable. At the heart of Wave's technology is the EMBASSY (EMBedded Application Security SYstem) Trust System (the "ETS"). The ETS is a combination of client hardware and software and a back-office infrastructure that manages its security functions. The client hardware consists of the EMBASSY 2100 security chip (the "EMBASSY chip"). EMBASSY chips may be embedded in such user devices as computer keyboards, smart card readers, PC motherboards, PC and/or cable modems, personal digital assistants, cable set-top boxes and potentially a wide variety of other user devices. The EMBASSY chip is used to securely store the user's personal information such as usernames, passwords, personal identification numbers, credit card information and personal information such as social security number, name and address. In addition, the EMBASSY system stores encrypted software applications that can be called upon to perform a variety of secure functions such as strong authentication, e-commerce and digital rights management, electronic payments, metering of digital content and other functions.

        The ETS has been designed to combine the security strength of hardware, with the flexibility of software, providing a distributed, open and fully programmable platform. Wave believes the flexibility of the ETS positions it to exploit future revenue opportunities as privacy and security requirements evolve and change. This flexibility allows EMBASSY to fulfill developing security requirements, while addressing a broad range of advanced applications such as content protection, user managed privacy, strong authentication of user identities, and distributed e-commerce. While single function security solutions are available, the architecture achieved by EMBASSY provides the capability for multiple entities, such as service providers, content owners and individuals to share a single device while trusting that their individual interests have been strongly protected from both local and network sources of attack.

Wave Commerce System

        The Wave Commerce System (the "Commerce System") comprises two main functions: authentication and commerce. Each of these functions provides multiple services enabled by the ETS. The authentication services component positively identifies the person wishing to access protected content. It accomplishes this through a protected applet in conjunction with the EMBASSY device. The goal of the Commerce System is to provide digital commerce, completely secure from unauthorized access. Web site owners would use authentication services to replace less secure username/password pairs with strong authentication. Content providers use commerce services to distribute digital content. The Commerce System allows flexible purchase models for the sale of digital content including rental, rent-to-own and event-based charges. This is accomplished using programs that decrypt the encrypted content to allow the user access on a time specific basis. This means that content, goods and services can be consumed with more efficient and flexible pricing, broader distribution opportunities and greater protection against unauthorized usage, with better privacy protection of the consumer's sensitive information.

        The Commerce System utilizes the Wavenet back-office ("Wavenet"). Wavenet is a network of servers that supply full e-commerce functions, customer relationship management tools, security capabilities and digital rights management. Wavenet is transparent to the consumer. All of the account specific commerce functionality occurs at the user's personal computer containing an EMBASSY device. Wavenet provides the back-office capabilities that support the following capabilities: content protection, content use metering, micro-transactions, Internet based communities, Internet based strong authentication and e-commerce.

Digital Signature and Electronic Document Management

        On October 4, 2001 Wave acquired digital signature technology, SmartSignature and SmartSAFE from SignOnLine, Inc. ("SignOnLine"), a California-based company. SmartSignature is a digital signature application that allows for the interaction of users ("Signers") and financial service providers, such as banks, brokerage houses, lessors and mortgage companies ("Providers"), whereby the Signer can digitally sign a document that will then be considered a legally binding signature. SmartSAFE is a web-based document management application, with an upload process initiated by the Signer. Once uploaded, the documents are validated and archived. A Provider may then log into the SmartSAFE to review and manage documents that have been signed. When a document is requested for viewing, the SmartSAFE creates a certified copy including pertinent signature information. SmartSAFE also supports archival and management of unsigned documents in virtually any format. The SmartSignature and SmartSAFE products are currently in the process of a significant development effort to complete a new version of the software that will include several features and functionality that Wave has determined the market may demand. In addition, the product will require additional sales and marketing resources, as well as investment in infrastructure in order to complete a roll out of the final product, which is expected to occur during the third quarter of 2002.

Data Broadcast

        WaveXpress, Inc. ("WaveXpress"), a joint venture between Wave and Sarnoff Corporation which is 82% owned by Wave (assuming all of Wave's and Sarnoff's convertible securities are converted), has developed products designed to offer cable television multiple service operators ("MSOs") a complete solution for implementing a new high speed delivery offering called Internet Protocol Multicast that allows the consumer to experience and manage rich digital content on their PC. These products are being actively marketed to MSOs. Wave believes that benefits of these products to MSOs include: new incremental revenue streams from dormant, underutilized and off-peak bandwidth, service bundling opportunities, flexible content and pricing offerings, strength of the ETS security products and an advanced consumer experience. Product design of Wave's data broadcast service has progressed to the point that we are preparing to sign agreements with MSO's for technical trials of the service. It is expected that while significant further engineering will be required, the level of development expenditures for this segment is expected to be substantially less than what was incurred in 2001 and 2000.

        Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

        Wave, as well as WaveXpress, is a development stage company and has realized minimal operating revenues since our inception. Substantially all of Wave's revenues in each of the three years ended December 31, 2001 have been related to the ETS. For the years ended December 31, 2001, 2000, and 1999 Wave incurred losses to common shareholders of $48,701,057, $47,656,000, and $28,066,000, respectively. At December 31, 2001 we had an accumulated deficit of approximately $189,624,000. There can be no assurance that we will ever be successful in achieving commercial acceptance of the Wave System.

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

  Capitalizing on E-Commerce Industry Trends

        Wave has designed the ETS with features and functionality that it believes uniquely positions its platform to capitalize on e-commerce issues and trends. Wave sees these issues and trends as follows:

  •
  Rampant piracy of digital goods including music, video, software, and the need for digital goods providers to securely distribute their content and prevent theft

  •
  Mass media broadcast networks merging with the internet

  •
  Rapid development of new business and distribution models

  •
  Lack of adequate security for e-commerce and vulnerability to attacks

  •
  Major privacy concerns

  •
  Convergence of consumer electronics and PC's

  •
  Legal status of digital identities and digital signatures

  •
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

  Pursue Strategic Marketing and Distribution Alliances

        We intend to continue to enter into strategic alliances with key partners that could distribute our products in enterprise, government and consumer markets. Over the past several months, we have formed alliances with such industry leaders as Samsung Electro-Mechanics Co., Ltd, Maximus, Thomcast Communications, Inc. and SSP Solutions Solutions, Inc. (formerly know as BIZ Interactive Zone Inc.). In addition, we are pursuing strategic relationships with PC OEM's, Internet Service Providers and major systems integrators.

  Enhancing our Current Product Offerings

        We intend to continue to develop and extend our product offerings to include features and functionality that will satisfy the changing needs in the computer security arena and the computing and e-commerce industries in general. Planned development efforts include a significantly enhanced version of our SmartSignature and SmartSAFE products. We intend to also build upon and enhance our Trusted PC concept, to continue development efforts towards standards-based security platforms (such as the European Transactional IC Card Reader standard, FINREAD) and to also pursue efforts to port the ETS to different computing platforms, as needed. These development efforts will likely be significant, and Wave intends to expend a substantial portion of its research and development resources towards these enhancements as well as significant marketing and corporate development funds to introduce the products and build market demand. As a result, although Wave has reduced its research and development expenditures in 2001, the continued research and development efforts will require substantial capital resources, which will likely necessitate the need for further funding so that Wave may ultimately be able to capitalize on the future market opportunities for its products and services. It is expected that these product enhancements will continue, for at least until the end of calendar year 2002.

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

        Wave has identified four key markets where we believe the EMBASSY Trust System provides unique benefits:

  •
  Banking and Finance—in addition to our European initiatives to be a leader in delivering FINREAD-standard devices, we are aggressively cultivating interest and support from U.S. financial institutions.

  •
  Broadband Media—through our WaveXpress joint venture, we are developing a broadband architecture for persistent protection of content to the hard disk at home.

  •
  PCs—Wave-sponsored market research strongly confirms the existence of substantial consumer demand for PC trust and security and a willingness to pay for such features. We are aggressively targeting a PC manufacturer deployment opportunity.

  •
  Government and Enterprise—the market for electronic security systems in governmental units and large business enterprises is growing and Wave believes this market represents a key opportunity.

Directly and through our partners, Wave is aggressively targeting opportunities in these markets, as we believe the ETS provides a wide range of security and trust capabilities not offered in any other single solution.

        Our sales force will focus on business development opportunities in these key markets and others. Within these key markets we will focus on closing business with large systems integrators, financial institutions, Cable MSOs, personal computer manufacturers, and government and enterprise customers.

Backlog

        Wave's backlog consists of hardware sales and development contract revenue expected to be recognized in 2002. Wave's backlog as of December 31, 2001 and December 31, 2000 totaled $243,000 and $0, respectively. Backlog can fluctuate greatly based upon, among other matters, the timing and receipt of orders. Therefore, backlog may not represent a fair indication of future business trends.

Competition

        We operate in a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors in these markets have substantially greater financial, technical and marketing resources than us. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby they can gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of content protection solutions has remained slow. The markets for our products are developing and have not yet established clearly defined industry standards. Wave views these markets as having any number of competitors and potential competitors from small emerging enterprises developing niche technologies and products, to large well established computer and electronic manufacturers, software companies and systems integrators.

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

        One of the market challenges facing Wave is to the establishment of a new market category for multifunction security devices that includes a more complex business model for adoption. While Wave has developed a very complex cryptographic system that required significant skills and resources, the market for security solutions that are as complex as those developed by Wave has not materialized. As a result Wave has been unable to commercialize the technology it has developed. It is also possible for other competitors to develop similar offerings to compete with the ETS, or new technologies may emerge that could replace existing technology that our products rely on, thereby making our products non-competitive or obsolete. We can offer no assurances that Wave's products will become industry standards or become widely accepted by the marketplace.

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

        Some of our patent rights derive from a license from Wave's Chairman, Mr. Peter J. Sprague, of his rights in these patents, and several agreements with former officers regarding their rights in these patents. The license agreement with Mr. Sprague requires us to make royalty payments to him and Dr. John R. Michener, a former officer, in a total amount equal to two percent of gross revenues less certain adjustments. This royalty payment is apportioned 75 percent to Mr. Sprague and 25 percent to Dr. Michener. The payment of royalties is secured by a security interest in and to our patents. We believe that these agreements as a whole provide us with exclusive rights under our patents. There can by no assurance that we will enjoy exclusive rights to these patents under such agreements.

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

Recent Developments

        In October 2000, Wave entered into a $10 million comprehensive development agreement with BIZ Interactive Zone, Inc., a privately held company, to integrate Wave's EMBASSY Trusted Client technology into BIZ's suite of products for deployment into 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. The development agreement outlined the broad objectives of the project but it required that the parties complete a more detailed plan with related milestones in order to guide the overall project.

        On February 2, 2001, Wave entered into a stock purchase agreement with BIZ, under which it acquired 3,600,000 shares of the Series B Preferred Stock of BIZ in exchange for 2,000,000 shares of Wave's Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800. Wave's investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ. Accordingly, Wave accounted for this investment using the Cost Method of accounting, as the investment represents less than a 20% ownership interest in BIZ and because Wave does not have significant influence over BIZ. On August 24, 2001 Litronic, Inc. ("Litronic"), a provider of authentication and encryption security technology, completed a merger with BIZ to form SSP Solutions. SSP Solutions trades on the NASDAQ National Stock Market as SSPX. As a result of the merger, Wave now holds 3,083,083 shares (14.95%) of the common stock of SSP Solutions. (See also Item 7A. Quantitative and Qualitative Disclosure about Market Risk).

        In May of 2001, the development agreement with BIZ discussed above, was amended whereby, the parties agreed to a $5 million development services contract pursuant to which Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, BIZ agreed to place with Wave an open $5 million purchase order for EMBASSY products. Payment terms of the agreement provided that SSP Solutions make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP Solutions failed to pay any monthly instalment within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the instalment would automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP Solutions to be determined by dividing the unpaid amount by the fair market value of SSP Solutions common stock. Revenue under the development services agreement had been recognized on a percentage of completion basis limited to cash received and milestones accomplished. Milestones included specific software development objectives that must be accepted by SSP Solutions.

        In April of 2001, Wave (through WaveXpress) and Thomcast Communications, Inc. signed a strategic R&D, Marketing and Sales Agreement to create an end-to-end datacasting solution for terrestrial broadcasters. The parties agreed to work towards integrating the companies' technologies as an end-to-end solution for broadcasters of high-definition television signals in the United States with the outlook that customers would purchase an integrated or partially integrated solution sold by the

Thomcast sales organization. In addition, the parties agreed to work together to explore datacasting business models to present to broadcasters to demonstrate the viability of datacasting and the WaveXpress model in particular. Under the agreement, there were no fixed financial commitments on either party other than the agreement that each party would fund its own efforts in the collaborations.

        In June of 2001, Wave and SCM Microsystems, Inc. formed a strategic relationship and signed an agreement, pursuant to which SCM Microsystems agreed to produce and Wave agreed to purchase 10,000 EMBASSY smart card readers at a total cost of approximately $555,000. The smart card readers have been designed to address European Level 5 standards for secure pin entry and secure display. Level 5 specifications guarantee a level of online security that is among the highest in the world, enabling secure electronic transaction protocols and other forms of secure financial services transactions. The new EMBASSY readers will have the ability to support a continually high level of flexibility and security by working in conjunction with Wave's back office infrastructure for secure distribution of applications to the devices that can provide various security functions.

        In August of 2001, Wave and Maximus signed a strategic agreement to identify and close joint business opportunities through co-marketing their products and services to government agencies nationwide. Maximus, a leading provider of program management, information technology and consulting services to government agencies, will offer the ETS as part of their total security solutions portfolio. Wave will co-market Maximus development services for creating EMBASSY applications. Under the agreement, there were no fixed financial commitments on either party other than the agreement that each party would fund its own efforts in the collaborations.

        In October of 2001, Wave acquired digital signature and electronic document management technology from SignOnLine, Inc. This acquisition was recorded as an asset purchase as it did not meet the criteria of a business combination, but was rather an acquisition of assets, under generally accepted accounting principals. Wave acquired two products, SmartSignature and SmartSAFE, which combine powerful e-signature capability with secure storage functions thus meeting both the signing and authoritative record requirements of the e-Sign legislation. The technology ensures the integrity of a legally-binding digital contract by a process of ensuring a signer's identity through strong authentication methods. Wave is marketing these products to financial institutions as a means for them to enable their customers to sign documents electronically, thus eliminating the need to move paper documents back and forth between the institution and the consumer. The financial institution will then have the ability to store legally executed documents electronically, as opposed to keeping paper copies of these documents. In addition, Wave acquired a number of computer servers in connection with the transaction.

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

Facility	Sq. Ft.	Monthly Base Rent	Utility/Common Costs	Lease Expires
Lee, MA	16,548	$12,258	$0	Aug. 2004
New York, NY	4,500	14,250	0	May 2002
Nashville, TN	5,757	3,409	526	Sept. 2002
Princeton, NJ	21,673	43,346	2,312	Dec. 2002
Cupertino, CA	12,329	42,712	2,609	Oct. 2002
New York, NY	12,282	42,987	9,371	Apr. 2010
Orvault, France	1,000	2,674	400	Sept. 2010

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

Recent Sales of Unregistered Securities

        On February 2, 2001 Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company. Wave's investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ. Accordingly, the investment had been accounted for under the cost method of accounting, because the investment is less than 20% of the outstanding capital stock of BIZ and because Wave could not exercise significant influence over BIZ. On August 24, 2001 Litronic and BIZ completed a merger of the two companies and renamed the newly formed company SSP Solutions. As a result of the merger, Wave now holds 3,083,083 shares (14.95%) of the common stock of SSP Solutions. Wave has accounted for this investment as non-current marketable equity securities available for sale based upon our intent to hold these securities as a long-term investment. As of December 31, 2001, this investment was valued at $11,160,758 based on that day's closing price of SSP Solutions common stock on the NASDAQ national exchange of $3.62 per share.

Item 6. Selected Financial Data

Statement of Operations Data

	Year-ended December 31,
	2001	2000	1999	1998	1997
Revenues, Net	$692,125	$332,522	$187,515	$47,681	$23,659
Cost of Sales	369,959	58,864	93,170	37,488	12,947

Gross Margin	322,166	273,658	94,345	10,193	10,712

Operating expenses:
Selling, general and administrative	24,184,317	26,553,634	16,749,276	11,945,273	9,557,198
Research and development	17,691,051	20,866,055	10,697,971	6,247,105	4,715,334
Acquisition Costs	—	—	1,494,000	—	—
Amortization of Goodwill	1,720,632	573,544	—	—	—
Write-off of Goodwill	2,284,570	—	—	—	769,886
Write-off Impaired Assets	1,761,917	—	—	—	—
Aladdin Technology License Expense	—	—	—	—	3,889,000
In-Process Research & Development	—	2,176,000	—	—	—

	47,642,487	50,169,233	28,941,247	18,192,378	18,931,418

Other income (expense):
ITG Technology License Fee	—	—	1,250,000	2,750,000	1,000,000
License ITG Warrant Cost	—	—	—	(1,100,000)	—
Loss on Other than Temporary Decline in Equity Securities	(1,736,682)	—	—	—	—
Equity in net losses of GlobalWave	(2,332,159)	(3,406,491)	—	—	—
Net interest and other income (expense)	2,688,105	5,646,173	(455,670)	(53,842)	(91,929)

Net loss	(48,701,057)	(47,655,893)	(28,052,572)	(16,586,027)	(18,012,635)
Accrued dividends on preferred stock	—	—	13,239	108,863	809,982
Assured incremental yield	—	—	—	750,000	1,673,000

Net loss to common stockholders	$(48,701,057)	$(47,655,893)	$(28,065,811)	$(17,444,890)	$(20,495,617)

Weighted average number of common shares outstanding during the period	49,949,875	46,149,587	38,365,573	31,580,665	23,224,569
Loss per common share-basic and diluted	$(0.97)	$(1.03)	$(.73)	$(.55)	$(.88)

Cash dividends declared per common share	0	0	0	0	0

See Notes to Financial Statements

Balance Sheet Data

	As of December 31
	2001	2000	1999	1998	1997
Working capital (deficiency).	$36,963,617	$76,099,347	$4,870,443	$(770,959)	$4,772,873
Total assets	60,234,302	98,084,061	16,531,883	6,023,991	7,965,827
Long-term liabilities	—	—	—	—	522,124
Total Liabilities	6,428,896	7,870,009	6,823,643	5,289,634	2,342,526
Redeemable preferred stock	—	—	—	493,201	471,601

Total stockholders' equity	$53,805,406	$90,214,452	$9,708,240	$241,156	$5,151,700

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Wave develops, produces and markets hardware and software based digital security products for the Internet and e-commerce. Wave is also engaged in various research, development and marketing efforts to commercialize the Commerce System to provide more efficient and flexible pricing (e.g., pay per use or rent-to-own) and greater security on the usage of the electronic content. Wave also develops data broadcasting and products that perform digital signature and electronic document management functions. Since our inception in February of 1988, we have devoted substantially all of our efforts and resources to research, feasibility studies, design, development, and market testing of our products and technology. As our research and development activities matured, we have been able to devote increased resources to the creation of content distribution services, market development and the application of our technology to end-user products and services. However, the market for our products and services is still developing and is continually evolving. Wave's offering represents a highly complex architecture designed to solve many of the security issues currently present with e-commerce and with computer systems in general such as identity theft, fraudulent transactions, virus attacks, unauthorized access to restricted networks and other security problems that users of computer systems generally encounter. Moreover, Wave's technology involves a new approach to conducting business and exchanging information using computer systems and, as a result, intensive marketing and sales efforts have been and will continue to be necessary in order to generate demand for products using Wave's technology. From inception through December 31, 2001, we have realized only minimal operating revenues, and do not anticipate significant revenues for at least the next fiscal year. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. There are numerous risks that could adversely affect our efforts to achieve profitability.

        For the years ended December 31, 2001, 2000 and 1999 we have incurred approximately $24.2 million, $26.6 million, and $16.7 million in selling, general and administrative expenses, respectively. The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. As we have evolved our technology and expanded upon our original product vision, the business development activities and cost of supporting those activities has grown considerably. This growth is attributable to our expansion, as we have branched out into different technologies such as developing data broadcast technology with the investment into WaveXpress, the development of our existing open programmable architecture which was accomplished in large part through our acquisition of N*ABLE Technologies Inc., and our expansion into digital signature and electronic document management through our acquisition of Smartsignature and SmartSAFE. In addition, we have expanded internationally having made a significant investment in GlobalWave Limited in an attempt to exploit overseas markets. The cost associated with supporting this expansion has been substantial and has added significantly to our cash requirements over the past three years. Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing salable products and markets for our technology.

        In June 2000, Wave increased its ownership percentage of GlobalWave Limited, from 25% to 40%. On October 10, 2000, Wave entered into an agreement with GlobalWave Limited and its Joint Venture partner Redwave, plc., formerly Internet Technology Group, plc. ("ITG"), to subscribe for additional shares to maintain a 40% ownership interest in the venture. As consideration for the additional shares, Wave committed to invest approximately $5.7 million in cash and development services. Wave accounts for its investment in GlobalWave using the equity method of accounting, and accordingly recognizes its share (40%) of GlobalWave's results of operations in the accompanying consolidated statement of operations.

        On July 27, 1999, Wave completed the acquisition of N*ABLE Technologies, Inc., a security solutions company that produces hardware-based security solutions for the protection of sensitive user data within network client systems, including a hardware-based security co-processor that manages the secure transfer of payment or sensitive personal information to and from desktop computers. Wave paid the shareholders of N*ABLE total consideration of 2,280,821 shares of our Class A Common Stock (subject to certain post closing adjustments). The closing price per share as of the closing date was $10.38. Founded in 1996, N*ABLE was located in Danvers, Massachusetts, with offices in Cupertino, California and Bouguenais, France. The transaction was accounted for under the pooling-of-interests method of accounting and the financial data in the Selected Financial Data table above and in the discussion below has been restated for all periods assuming the acquisition occurred on the first day of the first period presented.

        In April 1999, WaveXpress, a joint venture between Wave and Sarnoff was established. For technology licensed to WaveXpress, Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave and its affiliates who purchased, for a nominal amount, founders stock in April 1999 owned the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague and Steven Sprague, the Chairman and Chief Executive Officer of Wave, respectively, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group owned, in the aggregate, 7% of the outstanding capital stock of WaveXpress. As of December 31, 2001, the equity interests of Wave, Sarnoff and Wave's affiliates referred to above, assuming all of Wave's and Sarnoff's convertible securities are converted and warrants are exercised, would be approximately 82%, 15%, and 3%, respectively. Wave is also funding WaveXpress through a series of convertible notes and expects to continue to provide funding until an external round of funding can be attained. These notes can be converted into equity by Wave. Through December 31, 2001, Wave has loaned approximately $25.9 million in funds under these notes, of which $9.5 million had been converted to WaveXpress common stock as of December 31, 2001.

        The financial statements of WaveXpress have been consolidated with those of Wave for the years ended December 31, 2001, 2000 and 1999. As the joint venture minority partners, Sarnoff and the Wave affiliates, have not contributed any cash and are not required to fund the operations of the joint venture, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore, has reflected 100% of WaveXpress' operating results in these consolidated financial statements.

        The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in Item 8.

Critical Accounting Policies

        The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 8—Financial Statements and Supplementary Data.

        Method of Accounting for Joint Ventures—Wave accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture's operating and financial policies. The financial statements of joint ventures in which Wave owns greater than a fifty percent interest are consolidated with Wave's financial statements pursuant to Accounting Principles Board ("APB") Opinion No. 18.

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

        Goodwill and Purchased Intangible Assets—Goodwill and purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the expected useful life of the asset (currently 2 to 3 years). In accordance with the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard No. 121 ("SFAS 121"), Wave assesses the recoverability of goodwill and purchased intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the related acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Wave's average cost of funds. The assessment of the recoverability of goodwill is impacted if estimated future operating cash flows are less than the net carrying value of the asset.

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

        Wave follows the provisions of statement of position "SOP" 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

  PRODUCTS—SOFTWARE AND HARDWARE.

        Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided Wave has vendor-specific objective evidence of the fair value of each undelivered element. Revenue is deferred for undelivered elements. Revenue is also deferred for the entire arrangement if vendor-specific objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria has been met for that element. However, it has not been our practice to provide periodic updates or maintenance to maintain system performance.

        Revenue from the sale of hardware components is recognized when persuasive evidence of an arrangement exists, the product has been shipped to the customer, the sales price is fixed and determinable and collectivity is reasonably assured.

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

        In October 2000, we entered into a $10 million comprehensive development agreement with SSP Solutions to integrate Wave's EMBASSY Trusted Client technology into the SSP Secure Service Provider™ Suite to be deployed in 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. In May 2001 the agreement was amended whereby under the amended terms of the agreement, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP Solutions agreed to place with Wave an open $5,000,000 purchase order for EMBASSY products. Payment terms of the agreement provide that SSP Solutions make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP Solutions fails to pay any monthly installment, within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the installment shall automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP Solutions to be determined by dividing the unpaid amount by the fair market value of SSP Solutions common stock. Revenue under the development services agreement has been recognized on a percentage of completion basis subject to cash received and milestones accomplished. Milestones include specific software development objectives that must be completed and accepted by SSP Solutions. As of December 31, 2001 Wave has received $555,556 in cash and has not exercised any stock appreciation rights. We have recognized approximately $358,000 in revenue under the development agreement.

Comparison of the years ended December 31, 2001 and 2000

Results of Operations

        For the twelve months ended December 31, 2001 and December 31, 2000, revenues were $692,125 and $332,522 respectively. Revenue growth can be primarily attributed to a significant increase in hardware sales and service contract revenues, offset by a decrease in licensing and other revenue, as set forth in the following table:

	2001	2000	Increase/(Decrease)	% Change
Product	$192,506	$4,400	$188,106	4275%
Services	430,724	—	430,724	—
Licensing and Other	68,895	328,122	(259,227)	(79)%

Total Net Revenues	692,125	332,522	359,603	108%

        The service contract revenue was derived primarily from a development contract with SSP Solutions, a shareholder of Wave. Wave also owns 14.95% of SSP Solutions. The service contract revenue derived from this development contract for the year ended December 31, 2001 was $357,591, or 83% of the total service contract revenue. Revenue on the contract is being recognized on a percentage of completion basis limited to cash received and milestones accomplished. Cost of sales for the twelve months ended December 31, 2001, was $369,166 compared with $58,864 for the same period in 2000. Cost of sales in 2001 is not comparable to costs of sales for 2000, as the sales mix differed substantially in 2001 versus 2000. Sales in the year-ended 2001 from contracts and hardware produced margins of 45% versus sales for the year ended 2000 which consisted largely of license revenues, producing a much higher overall profit margin of 82%.

        Research and development expenses for the twelve months ended December 31, 2001 were $17,691,051, as compared to $20,866,055 for the comparable period of 2000. This 15% decrease in research and development expenses was primarily attributable to lower consultant costs, which decreased by $2,669,000, associated with a lessened design and development effort with respect to our proprietary integrated circuit technology and software, Significant development initiatives undertaken during the year ended December 31, 2000 included major enhancements to Wavenet, the development of EMBASSY II, the development of the EMBASSY applet developers kit, the creation of the "Trust Assurance Network" and the development of core EMBASSY applets. Many of these projects were substantially completed near the end of the 1st quarter of 2001. Accordingly, as the development of these projects were substantially complete, Wave reduced its consultant work force early in 2001 resulting in significantly less research and development costs incurred during the year. WaveXpress' research and development expenses were $3,916,845 for the year ended December 31, 2001 versus $5,188,098 for the year ended December 31, 2000. The amounts set forth above include the WaveXpress amounts referred to herein. Also, the reasons for the reduction in expenditures set forth above pertain to both Wave as a whole and WaveXpress.

        Selling, general and administrative expenses for the twelve months ended December 31, 2001 were $24,184,317 as compared to $26,553,634 for the comparable period of 2000. The 9% decrease in selling, general and administrative expenses was attributable to several factors. A number of consultant positions were eliminated during 2001 and were either not replaced or were converted to in-house employees, reducing the overall cost per headcount. Consultants that supported products and/or lines of business that Wave had been developing during the year ended December 31, 2000; but later de-emphasized, or abandoned in 2001 were eliminated. These included our Internet related businesses; MyPublish.com, CharityWave.com, Wave Direct, and IshopHere.com, and products that relied upon legacy hardware technology, that became obsolete. Reductions of consultant and professional fees accounted for cost reductions of approximately $895,000. Wave also reduced trade show costs by $320,000 and advertising and marketing expenses by $362,000. These savings were achieved by attending fewer trade shows and by bringing the corporate marketing function in-house and using fewer outside marketing consultants. Additionally, during 2001 Wave undertook an aggressive cost cutting program that resulted in reductions in travel and entertainment expenses of $681,000 and reductions of office supplies expenses totaling $357,000. Finally, substantial savings were achieved by eliminating recruiting expenses of $1,044,000 as Wave stabilized its work force late in the year-ended 2000 and into 2001. Offsetting these reductions were increases to salary and fringe expenses totaling $898,000 and litigation settlements of $410,000. WaveXpress incurred selling, general and administrative expenses of $4,800,927 in 2001, compared to $4,992,285 for 2000, for a decrease of 4%. The reasons set forth above encompass WaveXpress as well as Wave as a whole.

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

        In the first quarter of 2001, we took a charge of $1,562,500 to write off a technology license that it had purchased in connection with the development of the WaveXpress data broadcast system. Additionally in the fourth quarter of 2001, Wave wrote off $199,417 for hardware; also part of the WaveXpress terrestrial data casting system. These write-offs totaling $1,761,917 were the result of modifications to WaveXpress' business model; consequently, the value of these assets became impaired because they were no longer needed in the business and had no alternative uses.

        As a result of the decline in current business conditions, and our realignment of resources to focus on what it considers high-growth markets and core opportunities, Wave recorded in the fourth quarter of 2001, a charge of $2,284,570 related to the impairment of goodwill and purchased intangible assets associated with the purchase of Indigo Networks LLC. This amount is equal to the carrying amount of the assets prior to the impairment charge. Accordingly, the carrying amount of the goodwill and purchased intangible assets as of December 31, 2001 is $0.

        We recorded a provision for inventory obsolescence totaling $933,304 in 2001. This charge related to chips based on legacy technology that Wave is no longer actively marketing, and therefore became impaired.

        The in-process research and development ("IPRD") expense incurred in the year-ended December 31, 2000 was related to the acquisition of Indigo and its e-commerce shopping network, iShopHere.com. The portion of the purchase price allocated to in-process research and development for this acquisition was approximately 29% of the total purchase price of $7,445,000. The IPRD was valued using an income approach. The cash flows were discounted to present value at an appropriate rate. The discount rate was determined by an analysis of the risks associated with each of the identified intangible assets. The resulting net cash flows to which the discount rate of 27% was applied were based on management's estimates of revenues, operating expenses and income taxes from such acquired in-process technology.

Other Income and Expenses

        Interest income for the year ended December 31, 2001 was $2,688,105 versus $5,103,716 for the year ended December 31, 2000, for a decrease of 47%. This decrease resulted from a decrease in interest bearing assets during 2001 and lower rates earned on those interest bearing assets. Equity in losses of GlobalWave were $2,332,159 and $3,406,491 for the year ended December 31, 2001 and 2000, respectively. The decrease resulted from a reduction in GlobalWave's net loss, and Wave's portion being limited to Wave's investment in GlobalWave of $5.7 million, which was reached in the fourth quarter of 2001.

        As of December 31, 2001 Wave took a charge for an "other than temporary decline" in the value of its investment in SSP Solutions of $1,736,682. This charge was taken because a decline in SSP Solutions's share price had occurred due to concerns about SSP Solutions' financial condition and near-term prospects. As a result of this charge the cost basis of the investment as of December 31, 2001 has been adjusted to $12,576,118.

        The Gain on Sale of marketable equity securities in the year ended December 31, 2000 resulted from the acquisition of ITG. Wave recognized the gain as the amount of cash received in the transaction over the book basis of the 1,000,000 shares.

Comparison of the years ended December 31, 2000 and 1999

        For the twelve months ended December 31, 2000 and December 31, 1999, revenues were $332,522 and $187,515 respectively. Revenue growth can be attributed to increased licensing and other revenue, which consisted of software and technology licensing agreements of approximately $252,000 and $76,000 in usage and transaction fees for content distribution in 2000 as opposed to hardware security co-processor sales from which most of the 1999 revenues were derived, as set forth in the following table:

	2000	1999	Increase/(Decrease)	% Change
Product	$4,400	$167,234	$(162,834)	(97)%
Services	—	—	—	—
Licensing and Other	328,122	20,281	307,841	1,518%

Total Net Revenues	332,522	187,515	145,007	77%

        The cost of sales for the twelve months ended December 31, 2000, was $58,864 compared with $93,170 for the same period in 1999. This was the result of higher margins on sales associated with licensing arrangements versus sales of hardware products.

        Research and development expenses for the twelve months ended December 31, 2000 were $20,866,055, as compared to $10,697,971 for the comparable period of 1999. This 95% increase in research and development expenses was primarily attributable to an increase in salaries and fringe expense of approximately $2,515,000 and consultant costs which increased approximately $5,023,000 associated with the design and development of our proprietary integrated circuit technology and software. Significant development initiatives undertaken during the year ended December 31, 2000 included major enhancements to Wavenet, the development of EMBASSY II, the development of the EMBASSY applet developers kit, the creation of the "Trust Assurance Network" and the development of core EMBASSY applets. In addition, WaveXpress experienced significant expenditures in developing its data broadcast system. WaveXpress' research and development expenses were $5,188,098 for the year ended December 31, 2000 versus $769,733 in for the year ended December 31, 1999, since its operations only began in October of 1999.

        Selling, general and administrative expenses for the twelve months ended December 31, 2000 were $26,553,634 as compared to $16,749,276 for the comparable period of 1999. The 58.5% increase in selling, general and administrative expenses was primarily attributable to an increase in salary and fringe expenses of $4,420,000, consultants and professional fees of $2,818,000, trade shows of $526,000, equipment of $334,000 and other related costs associated with the development and marketing of new applications and pursuing new markets for our technology. In addition, WaveXpress was in operation for the entire year ended December 31, 2000, as its operations began in October of 1999. WaveXpress incurred selling, general and administrative expenses of $4,992,285 in 2000, compared to $1,084,415 for 1999.

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

        Equity in the net losses of GlobalWave, an unconsolidated subsidiary accounted for under the equity method, was $3,406,491 for the year-ended December 31, 2000. No losses associated with this subsidiary were recognized in 1999 or any prior years, as Wave had not funded nor had it committed to provide any funding prior to 2000.

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

        At December 31, 2001, we had $40,437,119 in unrestricted cash and cash equivalents. At December 31, 2000, we had $80,703,890 in cash and cash equivalents. We held marketable equity securities with a value of $11,171,124 ($11,160,758 of which is classified as non-current) as of December 31, 2001 versus $1,923,305 in marketable securities at December 31, 2000. The decrease in cash and cash equivalents resulted from $38,214,486 used in operating activities and $1,507,598 used to purchase property and equipment, including the purchase of software and intangible assets. In addition, $544,687 was used in financing activities which consisted of loans to officers of $1,299,640, offset by proceeds from the issuance of Common Stock—primarily from exercises of employee stock options and warrants totaling $754,953. Loans to officers totaling $963,320 came due in February and March of 2002, and were extended for an additional one year.

        Wave's commitment to invest approximately an additional $1.6 million in GlobalWave was satisfied in the first quarter of 2002. This amount is included in Accrued Expenses as of December 31, 2001. In addition, as of December 31, 2001, Wave was committed to provide $850,000 in loans to Specialty Broadcast Networks, Inc. ("SBN"), under an Unsecured Convertible Term Note Agreement (the "SBN Note") that Wave entered into with SBN on August 3, 2001. Wave owns 50% of SBN's outstanding common stock and had provided approximately $150,000 under the SBN Note as of December 31, 2001. Wave's commitment to make further loans under this note expired in February 2002. Wave has no plans to renew its commitment to providing any additional loans to SBN. Wave accounts for its investment in SBN using the equity method of accounting. SBN's operations are not material to Wave's financial position and results of operations.

        Wave's significant commitments with respect to leases, inventory purchases and software development contracts are as follows:

	2002	2003	2004	2005	2006	Thereafter	Total
Leases	$1,826,621	$761,281	$641,758	$621,623	$646,187	$2,208,267	$6,705,737
Inventory Purchases	983,723	—	—	—	—	—	983,723
Software Development	515,767	—	—	—	—	—	515,767

Total Committments	$3,326,111	$761,281	$641,758	$621,623	$646,187	$2,208,267	$8,205,227

        WaveXpress has been funded entirely by Wave through a series of convertible promissory notes (the "Notes"). Through December 31, 2001 Wave has provided approximately $25.9 million in funds under the Notes, including accrued interest of $2.3 million. Wave expects to continue funding WaveXpress through the Notes and similar notes at least through fiscal 2002. Presently, Wave has committed to funding WaveXpress up to an additional $1.6 million under the Notes.

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

        Wave had outstanding loans receivable from officers totaling $1,380,050 as of December 31, 2001. Some of the loans, as indicated below were extended beyond their original terms by one year. These loans and the extensions thereon were granted to the officers to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted and extended as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate. The due date of the demand note was subsequently extended until March 26, 2003. As of March 31, 2002 the loan balance, including accrued interest thereon was approximately $271,000.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, Chairman of Wave totaling approximately $1,062,000. The loans were evidenced by demand notes for $713,000 dated February 27, 2001, $185,000 dated July 25, 2001 and $164,000 dated September 5, 2001. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. One of the demand notes in the amount of $713,000 plus accrued interest of $45,000 came due on February 27, 2002 and was extended for an additional year beyond its original due date. As of March 31, 2002 the loan balances, including accrued interest thereon was approximately $1,141,000.

        At December 31, 2001, we had working capital of $36,963,617, including the loans receivable from officers referred to above, totaling approximately $1,380,000, which it believes are fully collectible. Wave may also use the officers' future bonuses to reduce this debt if bonuses are warranted. These loans are due in July and September 2002 and February and March of 2003. If the loans are not repaid, Wave would be required to raise additional funds to continue operating. Wave expects to continue to incur substantial additional expenses resulting in significant losses for the foreseeable future. However, considering our current cash balance and Wave's projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through the first quarter of 2003.

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

Recent Accounting Pronouncements

        On July 20, 2001, FASB issued Statements No. 141, Business Combinations ("SFAS No. 141") and No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001 are grandfathered. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After the transition, the impairment tests must be performed annually. A company must adopt SFAS No. 142 at the beginning of the fiscal year. Thus, as a calendar year-end company, Wave must adopt SFAS. No. 142 no later than January 1, 2002. Wave is currently examining the impact of this pronouncement on its results of operations and financial position, but currently believes the impact will not be material.

        FASB recently issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Wave is currently examining the impact of this pronouncement on the results of its operations and financial position, but currently believes the impact will not be material.

        On October 3, 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121. SFAS No. 144, retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("ABP 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Wave is currently examining the impact of this pronouncement on its results of operations and financial position, but currently believes the impact will not be material.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        Wave's investment portfolio consists of minority equity investments in publicly traded companies. Most predominantly, we hold a 14.95% interest in SSP Solutions. (See Recent Sales of Unregistered Securities under Item 5). These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. These investments are inherently risky because the market for the technologies or products they have under development are typically in the early stages and may never materialize. In addition, the values of these investments are subject to significant market price volatility. For example, as a result of market price volatility, we experienced a $3.3 million decrease in net unrealized gains during the year ended December 31, 2001. In addition, we recorded a charge against earnings associated with a loss in value on our investment in SSP Solutions of $1.7 million that was considered to be "other than temporary". These equity securities are held for purposes other than trading. The following table presents the hypothetical change in fair values of Wave's investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through March 22, 2002:

	Fair Value at the lowest closing price January 1, 2001 through March 22, 2002	Fair Value as of December 31, 2001	Fair Value at the highest closing price January 1, 2001 through March 22, 2002
Corporate Equities	$7,712,027	$11,171,124	$23,351,456

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information concerning the beneficial ownership of Wave's Class A and Class B Common Stock as of April 25, 2002 (except as otherwise noted) by (i) each stockholder who is known by Wave to own beneficially more than five percent of the outstanding Class A or Class B Common Stock, (ii) each director of Wave, (iii) each of the executive officers of Wave named in the Summary Compensation Table below, and (iv) all directors and executive officers of Wave as a group. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of Wave. Holders of Class B Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, except that holders of Class B Common Stock will have five votes per share in cases where one or more directors are nominated for election by persons other than Wave's Board of Directors and where there is a vote on any merger, consolidation or other similar transaction which is not recommended by Wave's Board of Directors. In addition, holders of Class B Common Stock will have five votes per share on all matters submitted to a vote of the stockholders in the event that any person or group of persons acquires beneficial ownership of 20% or more of the outstanding voting securities of Wave. Shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis at the option of the holder.

Beneficial Owner(1)	Number of Shares of Class A Common Stock Owned(2)	Percent of Class	Number of Shares of Class B Common Stock Owned	Percent of Class	Percent of All Outstanding Common Stock(3)
Peter J. Sprague (4), (12)	1,794,168	3.1	161,000	49.2	3.4
John E. Bagalay, Jr. (5)	116,000	*	0	*	*
Nolan Bushnell (6)	46,316	*	4,316	1.3	*
George Gilder (7)	198,000	*	2,000	*	*
John E. McConnaughy, Jr. (8)	56,750	*	0	*	*
Steven Sprague (9), (12)	1,604,994	2.9	42,102	12.9	3.0
Gerard T. Feeney (10)	666,667	1.3	0	*	1.3
All executive officers and directors as a group (7 persons) (11)	4,482,895	7.6	209,418	64.0	8.1

*
Less than one percent.

(1)
Each individual or entity has sole voting and investment power, except as otherwise indicated.

(2)
Includes shares of Class A Common Stock issuable upon the conversion of the number of shares of Class B Common Stock indicated for the beneficial owner.

(3)
In circumstances where the Class B Common Stock has five votes per share, the percentages of total voting power would be as follows: Peter J. Sprague, 4.5%; John E. Bagalay, Jr., less than 1%; Nolan Bushnell, less than 1%; George Gilder, less than 1%; John E. McConnaughy, Jr., less than 1%; Steven Sprague, 3.3%; Gerard T. Feeney, 1.2%; and all Executive Officers and directors as a group, 9.4%.

(4)
Includes 967,834 shares, of Class A Common Stock that are subject to options presently exercisable or exercisable within 60 days.

(5)
Includes 112,000 shares of Class A Common Stock that are subject to options presently exercisable.

(6)
Includes 42,000 shares of Class A Common Stock that are subject to options presently exercisable.

(7)
Includes 192,000 shares of Class A Common Stock that are subject to options presently exercisable.

(8)
Includes 30,000 shares of Class A Common Stock that are subject to options presently exercisable.

(9)
Includes 1,252,840 shares of Class A Common Stock that are subject to options presently exercisable or exercisable within 60 days. Also includes 37,102 shares of Class B Common Stock held in trust for the benefit of Mr. Steven Sprague's family, and for which Mr. Steven Sprague is a trustee.

(10)
Includes 466,667 shares of Class A Common Stock that are subject to options presently exercisable or exercisable within 60 days.

(11)
Includes 2,654,672 shares of Class A Common Stock that are subject to options presently exercisable or exercisable within 60 days.

(12)
Includes 223,500 shares beneficially owned by Mr. Steven Sprague and Mr. Peter J. Sprague in which voting and investment rights are shared.

Item 13. Certain Relationships and Related Transactions

Note Receivable from Director/Officers

        Wave had outstanding loans receivable from officers totaling $1,380,050 as of December 31, 2001. Some of the loans, as indicated below were extended beyond their original terms by one year. These loans and extensions thereon, were granted to the officers to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted and extended as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate. Interest on the loan accrues monthly and is payable at maturity. The due date of the demand note was subsequently extended until March 26, 2003. As of March 31, 2002 the loan balance, including accrued interest thereon was approximately $271,000. The largest aggregate amount outstanding with respect to the loan to Mr. Feeney during 2001 was $264,000.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, Chairman of Wave totaling approximately $1,062,000. The loans were evidenced by demand notes for $713,000 dated February 27, 2001, $185,000 dated July 25, 2001 and $164,000 dated September 5, 2001. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. Interest on the loans accrues monthly and is payable at maturity. One of the demand notes in the amount of $713,000 plus accrued interest of $45,000 came due on February 27, 2002 and was extended for an additional year beyond its original due date. As of March 31, 2002 the loan balances, including accrued interest thereon was approximately $1,141,000. The largest aggregate amount outstanding with respect to the loans to Mr. Sprague during 2001 was $1,116,000.

Sarnoff Corporation

        During 2001, WaveXpress made payments to Sarnoff totaling $396,000 for consulting services rendered by Sarnoff. Sarnoff owns approximately 15% of the outstanding common stock of WaveXpress, a majority owned subsidiary of Wave.

Specialty Broadcast Networks

        In August 2001, Wave loaned $150,000 to SBN pursuant to the SBN Note. SBN's business is to create new video and Internet content networks and aggregate this content into commercially viable web sites and interactive networks. The loans were made to SBN to fund initial operations. The largest aggregate amount due Wave under the SBN Note during 2001 was $154,083, including accrued interest of $4,083. Wave also entered into a stockholder agreement pursuant to which Wave acquired a 50% stake in SBN, for a nominal amount. Steven Sprague is a director and Executive Officer of SBN. The SBN Note bears interest at a rate per annum equal to the prime rate and is convertible into shares of SBN common stock. Interest on the note accrues monthly. As of March 31, 2002 the loan balance, including accrued interest thereon was approximately $155,000.The SBN Note together with accrued interest is due and payable no later than April 30, 2004. Wave's commitment to make further loans to SBN pursuant to the SBN Note expired on February 3, 2002, and Wave has made no further loans to SBN.

Compensation to Michael Sprague

        During 2001, Michael Sprague, son of Mr. Peter J. Sprague, the Chairman and former Chief Executive Officer of Wave, served as Vice President of Services Development of WaveXpress and was paid a salary of $120,000 for serving in this capacity.

Item 14. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures. Under new Securities and Exchange Commission regulations implementing portions of the Sarbanes-Oxley Act of 2002, our CEO and CFO are required to certify in this annual report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information in relation to Wave is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report, and that they have presented in this report their conclusions about the effectiveness of the disclosure controls and procedures as a result of the evaluation. Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them with material information relating to Wave as required to be disclosed in the reports we file with the Commission on a timely basis.

  (b)
  Changes in internal controls. There were no significant changes in Wave's internal controls or in other factors that could significantly affect these disclosure controls subsequent to the date of the CEO and CFO's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) Financial Statements:

Page(s)
Index to Consolidated Financial Statements	F-1
Independent Auditors' Report	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for each of the years ended December 31, 2001, 2000 and 1999 and for the period from February 12, 1988 (inception) through December 31, 2001	F-4

Consolidated Statements of Stockholders' Equity (Deficiency) and Other Comprehensive Income (Loss) for each of the years ended December 31, 2001, 2000 and 1999 and for the period from February 12, 1988 (inception) through December 31, 2001	F-5
Consolidated Statements of Cash Flows for each of the years ended December 31, 2001, 2000 and 1999 and for the period from February 12, 1988 (inception) through December 31, 2001	F-10
Notes to Consolidated Financial Statements	F-12

(a) (2) Financial Statement Schedules:
All schedules have been omitted since they are either not required or not applicable.

(a) (3) Exhibits:

Exhibit No.		Description of Exhibit
3.1*	—	Restated Certificate of Incorporation of Wave (incorporated by reference to Exhibit 3.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)
3.2*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.1*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.2*	—	Form of Representative's Warrant Agreement, including the Form of Representative's Warrant (incorporated by reference to Exhibit 4.2 of Wave's Registration Statement on Form S-1, File No. 33-75286).
4.3*	—	Certificate of Designation of Series B Preferred Stock of Wave as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on May 30, 1996, File No. 0-24752)
4.4*	—	Certificate of Designation of Series C Convertible Preferred Stock of as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on January 8, 1997, File No. 0-24752)
4.5*	—	Certificate of Designation of Series D Convertible Preferred Stock of as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on June 3, 1997, File No. 0-24752)

4.6*	—	Certificate of Designation of Series F Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 9, 1997 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on October 15, 1997, File No. 0-24752)
4.7*	—	Certificate of Designation of Series G Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on March 19, 1998, File No. 0-24752)
+10.1*	—	Joint Technology Development Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)
+10.2*	—	License and Cross-License Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.3 of Wave's Registration Statement on Form S-1, File No. 33-75286)
10.3*	—	Amendment to License and Cross-License Agreement, dated as of August 27, 1993, between The Titan Corporation and Wave (incorporated by reference to Exhibit 10.4 of Wave's Registration Statement on Form S-1, File No. 33-75286)
10.4*	—	Amended and Restated License Agreement, dated February 14, 1994, by and among Wave, Peter J. Sprague and John R. Michener (incorporated by reference to Exhibit 10.5 of Wave's Registration Statement on Form S-1, File No. 33-75286)
†10.5*	—	Wave 1994 Stock Option Plan (incorporated by reference to Exhibit 10.6 of Wave's Registration Statement on Form S-1, File No. 33-75286)
†10.6*	—	Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7 of Wave's Registration Statement on Form S-1, File No. 33-75286)
†10.7*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.7 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File No. 0-24752))
10.8*	—	Addendum to License and Cross-License Agreement, dated February 28, 1997, between The Titan Corporation and Wave (incorporated by reference to Exhibit 10.10 of Wave's Current Report on Form 10-K filed on March 24, 1997, File No. 0-24752).
†10.9*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave's Current Report on Form 10-K filed on April 1, 1999, File No. 0-24752).
†10.10*	—	Employment Contract, dated November 10, 1998, between Steven Sprague and Wave (incorporated by reference to Exhibit 10.19 of Wave's Current Report on Form 10-K filed on April 1, 1999, File No. 0-24752).
10.11*	—	Asset Purchase Agreement dated August 13, 2000, by and among Wave and Indigo Networks, LLC (incorporated by reference to Exhibit 99.1 of Wave's current report on Form 8-K, filed on September 15, 2000 (File #0-24752)
10.12*	—	Agreement to subscribe for 40,000 shares of GlobalWave., dated October 10, 2000, by and among Wave, Redwave,, GlobalWave,, and Earthquest, Ltd. (a United Kingdom Company and wholly-owned subsidiary of Wave) (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))

10.13*	—	Form of Stock Purchase Agreement, dated February 2, 2002 by and between Wave and BIZ (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
10.14*	—	Consulting Services Agreement dated September 14, 2001, by and between Wave and Archon Technologies, Inc. (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
10.15*	—	Form of Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
10.16*	—	First Amendment to Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
21.1*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
23.1	—	Consent of Independent Auditors—KPMG LLP
99.1*	—	Demand Note, dated March 26, 2001 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
99.2*	—	Demand Note, dated February 27, 2001 between Peter J. Sprague and Wave(incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
99.3*	—	Demand Note, dated July 25, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
99.4*	—	Demand Note, dated September 5, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
99.5*	—	Co-marketing agreement dated May 14, 2001, by and between Wave and Maximus (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))

*
Incorporated herein by reference

+
Confidential treatment has been granted as to portions of this exhibit.

†
Management contract or compensatory plan.

(b) Reports on Form 8-K

        There have been no reports on Form 8-K filed during the quarter-ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 7, 2003
WAVE SYSTEMS CORP.
	By:	/s/ PETER J. SPRAGUE Peter J. Sprague Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PETER J. SPRAGUE Peter J. Sprague	Chairman	January 7, 2003
/s/ STEVEN SPRAGUE Steven Sprague	President, Chief Executive Officer and Director	January 7, 2003
/s/ JOHN E. BAGALAY, JR. John E. Bagalay, Jr.	Director	January 7, 2003
/s/ GEORGE GILDER George Gilder	Director	January 7, 2003
/s/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	January 7, 2003
/s/ NOLAN BUSHNELL Nolan Bushnell	Director	January 7, 2003
/s/ GERARD T. FEENEY Gerard T. Feeney	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer of the Registrant)	January 7, 2003

CERTIFICATIONS

I, Steven K. Sprague, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Wave Systems Corp.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 7, 2003
/s/ STEVEN K. SPRAGUE Steven K. Sprague President and Chief Executive Officer

I, Gerard T. Feeney, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Wave Systems Corp.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 7, 2003
/s/ GERARD T. FEENEY Gerard T. Feeney Chief Financial Officer

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

                      KPMG LLP

Boston, Massachusetts
March 7, 2002

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Balance Sheets
December 31, 2001 and 2000

	2001	2000
Assets
Current assets:
Cash and cash equivalents	$40,437,119	$80,703,890
Cash Collected on Behalf of Charities	358,531	—
Marketable securities	10,366	1,923,305
Notes Receivable from Officers	1,380,050	—
Inventories	581,912	625,148
Prepaid expenses and other receivables	624,535	717,013

Total current assets	43,392,513	83,969,356
Marketable Equity Securities	11,160,758	—
Investment in GlobalWave	—	735,509
Property and equipment, net	4,291,228	5,201,869
Intangible assets, net	—	2,895,000
Goodwill and acquisition intangibles, net of accumulated amortization	—	4,005,202
Other assets	1,389,803	1,277,525

Total Assets	60,234,302	98,084,461

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	5,807,878	7,870,009
Due to Charities	423,053	—
Deferred Revenue	197,965	—

Total current liabilities	6,428,896	7,870,009
Stockholders' Equity:
Common Stock, $.01 par value. Authorized 75,000,000 shares as Class A; 49,996,506 shares issued and outstanding in 2001 and 47,051,197 in 2000	499,965	470,512
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 357,083 shares issued and outstanding in 2001 and 779,211 in 2000	3,571	7,792
Capital in excess of par value	244,330,985	228,735,910
Deficit accumulated during the development stage	(189,624,123)	(140,923,066)
Other Comprehensive Income—unrealized gain (loss) on marketable securities	(1,404,992)	1,923,304

Total stockholders' equity	53,805,406	90,214,452
Total Liabilities and Stockholders' Equity	$60,234,302	$98,084,461

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Operations
Years ended December 31, 2001, 2000, 1999, and
period from February 12, 1988 (date of inception)
through December 31, 2001

	2001	2000	1999	Period from February 12, 1988 (date of inception) through December 31, 2001
Net Revenues:
Product	$192,506	$4,400	$167,234	$364,140
Services	430,724	—	—	430,724
Licensing and Other	68,895	328,122	20,281	491,858

Total Net Revenues	692,125	332,522	187,515	1,286,722

Cost of sales:
Product	135,134	3,520	77,632	216,286
Services	227,124	—	—	227,124
Licensing and Other	7,701	55,344	15,538	130,780

Total Cost of Sales	369,959	58,864	93,170	574,190

Gross margin	322,166	273,658	94,345	712,532
Operating expenses:
Selling, general and administrative	24,184,317	26,553,634	16,749,276	108,471,913
Research and development	17,691,051	20,866,055	10,697,971	71,952,976
Amortization of Goodwill	1,720,632	573,544	—	2,294,176
Write-off of Intangibles and other Impaired Assets	1,761,917	—	—	1,761,917
Write-off of Goodwill	2,284,570	—	—	3,054,456
In Process research and development expense	—	2,176,000	—	2,176,000
Acquisition Costs	—	—	1,494,000	1,494,000
Aladdin license expense	—	—	—	3,889,000

	47,642,487	50,169,233	28,941,247	195,094,438
Other income (expense):
Interest income	2,688,105	5,103,716	617,306	9,713,399
Interest expense	—	—	(832,976)	(1,695,461)
Equity in net losses of GlobalWave	(2,332,159)	(3,406,491)	—	(5,738,650)
Loss on Other than Temporary Decline in Marketable Equity Securities	(1,736,682)	—	—	(1,736,682)
Gain on Sale of Marketable Securities	—	542,457	—	542,457
License fee	—	—	1,250,000	5,000,000
License warrant cost	—	—	—	(1,100,000)
Other (expense)	—	—	(240,000)	(227,280)

	(1,380,736)	2,239,682	794,330	4,757,783

Net loss	(48,701,057)	(47,655,893)	(28,052,572)	(189,624,123)
Accrued dividends on preferred Stock	—	—	13,239	4,350,597

Net loss to common stockholders	$(48,701,057)	$(47,655,893)	$(28,065,811)	$(193,974,720)

Loss per common share—basic and diluted	$(0.97)	$(1.03)	$(0.73)	$(10.43)

Weighted average number of common shares outstanding during the period	49,949,875	46,149,587	38,365,573	18,601,112

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
								Note receivable from stockholder
					Capital in excess of par value		Deferred compensation
	Shares	Amount	Shares	Amount					Total
Shares issued to founders at $.003 per share	—	$—	4,680,000	$46,800	$(31,200)	$—	$—	$—	$15,600
Shares issued at $1.25 per share, net of expenses of $36,574 from September through November 1988	—	—	300,000	3,000	335,426	—	—	—	338,426
Net loss for period ended December 31, 1988	—	—	—	—	—	(326,832)	—	—	(326,832)

Balance at December 31, 1988	—	—	4,980,000	49,800	304,226	(326,832)	—	—	27,194
Shares issued at $1.25 per share, net of expenses of $68,750, from January through December 1989	—	—	270,000	2,700	266,050	—	—	—	268,750
Shares issued at $1.25 per share in July 1989 as compensation for services rendered	—	—	1,920	19	2,381	—	—	—	2,400
Shares issued by principal stockholders at $1.25 per share in December 1989 as compensation for services rendered	—	—	—	—	374,000	—	—	—	374,000
Net loss for year ended December 31, 1989	—	—	—	—	—	(982,186)	—	—	(982,186)

Balance at December 31, 1989	—	—	5,251,920	52,519	946,657	(1,309,018)	—	—	(309,842)
Shares issued by principal stockholder at $1.25 per share in March 1990 as compensation for services rendered	—	—	—	—	56,250	—	—	—	56,250
Shares issued by principal stockholder at $.50 per share in March 1990 as compensation for services rendered	—	—	—	—	60,000	—	—	—	60,000
Shares issued at $1.67 per share in May 1990 as compensation for services rendered	—	—	6,000	60	9,940	—	—	—	10,000
Shares issued at $1.67 per share, net of expenses of $5,000 in March, April, November and December 1990	—	—	390,000	3,900	641,100	—	—	—	645,000
Net loss for year ended December 31, 1990	—	—	—	—	—	(1,178,129)	—	—	(1,178,129)

Balance at December 31, 1990	—	—	5,647,920	56,479	1,713,947	(2,487,147)	—	—	(716,721)
Shares issued at $1.67 per share from March through November 1991	—	—	315,000	3,150	521,850	—	—	—	525,000
Shares issued at $1.67 per share in November 1991 as compensation for services rendered	—	—	19,800	198	32,802	—	—	—	33,000
Net loss for year ended December 31, 1991	—	—	—	—	—	(1,009,368)	—	—	(1,009,368)

Balance at December 31, 1991 (carried forward)	—	—	5,982,720	59,827	2,268,599	(3,496,515)	—	—	(1,168,089)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
								Note receivable from stockholder
					Capital in excess of par value		Deferred compensation
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1991 (brought forward)	—	—	5,982,720	59,827	2,268,599	(3,496,515)	—	—	(1,168,089)
Shares issued at $1.67 per share from January through October 1992	—	—	708,000	7,080	1,172,920	—	—	—	1,180,000
Shares issued at $1.67 per share in May 1992 in connection with License and Cross-License Agreement	—	—	674,976	6,750	1,118,210	—	—	—	1,124,960
Shares issued at $1.67 per share in May 1992 as compensation for services rendered	—	—	18,000	180	29,820	—	—	—	30,000
Shares issued at $2.50 per share in May and November 1992 as compensation for services rendered	—	—	771,000	7,710	1,919,790	—	—	—	1,927,500
Shares issued at $2.50 per share, net of expenses of $7,500, in November and December 1992	—	—	323,001	3,230	796,773	—	—	—	800,003
Shares issued by principal stockholder in December 1992 at $2.50 per share as compensation for services rendered	—	—	—	—	75,000	—	—	—	75,000
Shares canceled in October and December 1992	—	—	(75,000)	(750)	750	—	—	—	—
Issuance of stock options at $.003 exercise price per share in June 1992	—	—	—	—	798,400	—	(398,660)	—	399,740
Amortization of deferred compensation	—	—	—	—	—	—	155,455	—	155,455
Accrued dividends on preferred stock	—	—	—	—	(6,383)	—	—	—	(6,383)
Note receivable and accrued interest from stockholder	—	—	—	—	—	—	—	(152,974)	(152,974)
Net loss for the year ended December 31, 1992	—	—	—	—	—	(4,182,638)	—	—	(4,182,638)

Balance at December 31, 1992	—	—	8,402,697	84,027	8,173,879	(7,679,153)	(243,205)	(152,974)	182,574
Shares issued at $1.67 per share in February 1993	—	—	30,000	300	49,800	—	—	—	50,100
Shares issued at $3.50 per share, net of expenses of $82,427, from April through December 1993	—	—	550,359	5,504	1,838,294	—	—	—	1,843,798
Shares issued at $3.50 per share from May to December 1993 as compensation for services rendered, for the acquisition of property and equipment and as additional interest on borrowings	—	—	73,319	733	255,884	—	—	—	256,617
Issuance of warrants to purchase Class B Common Stock from September to December 1993 in conjunction with the issuance of convertible debt	—	—	—	—	72,893	—	—	—	72,893
Amortization of deferred compensation	—	—	—	—	—	—	243,205	—	243,205
Accrued dividends on preferred stock	—	—	—	—	(38,467)	—	—	—	(38,467)
Note receivable and accrued interest from stockholder	—	—	—	—	—	—	—	(39,783)	(39,783)
Net loss for year ended December 31, 1993	—	—	—	—	—	(3,959,334)	—	—	(3,959,334)

Balance at December 31, 1993	—	—	9,056,375	90,564	10,352,283	(11,638,487)	—	(192,757)	(1,388,397)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
								Note receivable from stockholder
					Capital in excess of par value		Deferred compensation
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1993	—	—	9,056,375	90,564	10,352,283	(11,638,487)	—	(192,757)	(1,388,397)
Shares issued at $3.50 per share in January and February 1994	—	—	95,715	957	334,046	—	—	—	335,003
Shares issued at $3.50 per share in February 1994 as additional interest on borrowings	—	—	5,700	57	19,893	—	—	—	19,950
Issuance of warrants to purchase Class B Common Stock in January and February 1994 in conjunction with the issuance of convertible debt	—	—	—	—	115,234	—	—	—	115,234
Accrued dividends on preferred stock	—	—	—	—	(39,484)	—	—	—	(39,484)
Accrual of interest on note receivable from stockholder	—	—	—	—	—	—	—	(17,315)	(17,315)
Sale of warrants to underwriter in September 1994	—	—	—	—	4	—	—	—	4
Conversion of notes payable	—	—	599,507	5,995	2,079,131	—	—	—	2,085,126
Shares issued at $5.00 per share in initial public offering in September 1994, net of expenses of $2,929,835	3,728,200	37,282	—	—	15,673,883	—	—	—	15,711,165
Net loss for year ended December 31, 1994	—	—	—	—	—	(4,271,501)	—	—	(4,271,501)

Balance at December 31, 1994	3,728,200	37,282	9,757,297	97,573	28,534,990	(15,909,988)	—	(210,072)	12,549,785
Shares issued at prices ranging from $1.00 per share to $3.13 per share as compensation for services rendered	31,559	315	—	—	57,184	—	—	—	57,499
Exercise of options to purchase Class B Common Stock	—	—	681,700	6,817	429,413	—	—	—	436,230
Accrued dividends on preferred stock	—	—	—	—	(40,600)	—	—	—	(40,600)
Accrual of interest on note receivable from stockholder	—	—	—	—	—	—	—	(17,318)	(17,318)
Exchange of Class B Common Stock for Class A Common Stock	2,855,859	28,559	(2,855,859)	(28,559)	—	—	—	—	—
Net loss for the year ended December 31, 1995	—	—	—	—	—	(6,832,866)	—	—	(6,832,866)

Balance at December 31, 1995	6,615,618	66,156	7,583,138	75,831	28,980,987	(22,742,854)	—	(227,390)	6,152,730
Exercise of options to purchase Class A Common Stock	214,091	2,141	—	—	420,366	—	—	—	422,507
Shares issued at prices ranging from $2.06 per share to $3.44 per share as compensation for services rendered	42,077	421	—	—	123,029	—	—	—	123,450
Issuance of unregistered Class B Common Stock to acquire Wave Interactive Network valued at approximately $.98 per share	—	—	375,000	3,750	364,688	—	—	—	368,438
Issuance of warrants to purchase unregistered shares of Class A Common Stock in conjunction with the issuance of convertible debt and preferred stock	—	—	—	—	283,455	—	—	—	283,455
Conversion of Class B Preferred Stock	2,960,303	29,603	—	—	3,078,921	—	—	—	3,108,524
Accrual of interest on note receivable	—	—	—	—	—	—	—	(17,315)	(17,315)
Accrued dividends on preferred stock	—	—	—	—	(199,014)	—	—	—	(199,014)
Exchange of Class B Common Stock for Class A Common Stock	1,749,997	17,500	(1,749,997)	(17,500)	—	—	—	—	—
N*ABLE APIC in connection with the issuance of Class A Common Stock due to merger	873,317	8,733	—	—	1,296,241	—	—	—	1,304,974
Net loss for the year ended December 31, 1996	—	—	—	—	—	(10,126,546)	—	—	(10,126,546)

Balance at December 31, 1996	12,455,403	124,554	6,208,141	62,081	34,348,673	(32,869,400)	—	(244,705)	1,421,203

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
							Series G Convertible Preferred Stock	Note receivable from stockholder
					Capital in excess of par value
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1996	12,455,403	124,554	6,208,141	62,081	34,348,673	(32,869,400)	—	(244,705)	1,421,203

Exercise of options to purchase Class A and B Common Stock	70,326	703	10,330	104	139,081	—	—	—	139,888
Shares issued at prices ranging from $1.00 per share to $3.00 per share as compensation for services rendered	126,885	1,269	—	—	304,227	—	—	—	305,496
Conversion of preferred stock into Common Stock	7,998,860	79,989	—	—	6,703,028	—	—	—	6,783,017
Issuance of Class A Common Stock and warrants to purchase Class A Common Stock to Aladdin	500,000	5,000	—	—	3,834,000	—	—	—	3,839,000
Issuance of Class A Common Stock and warrants to purchase Class A Common Stock	799,964	8,000	—	—	792,000	—	—	—	800,000
Reduction in note receivable	—	—	—	—	—	—	—	50,000	50,000
Accrual of interest on note receivable	—	—	—	—	—	—	—	(17,319)	(17,319)
Issuance of warrants to purchase Class A Common Stock in conjunction with the issuance of preferred stock	—	—	—	—	386,462	—	—	—	386,462
Accrued dividend on preferred stock including accretion of assured incremental yield	—	—	—	—	(1,372,984)	—	—	—	(1,372,984)
Assured incremental yield on issuance of Series F convertible preferred stock and debt	—	—	—	—	682,000	—	—	—	682,000
N*ABLE APIC in connection with the issuance of Class A Common Stock due to merger	1,404,723	14,047	—	—	10,133,497	—	—	—	10,147,544
Net loss	—	—	—	—	—	(18,012,635)	—	—	(18,012,635)
Exchange of Class B Common Stock for Class A Common Stock	1,796,518	17,965	(1,796,518)	(17,965)	—	—	—	—	—

Balance at December 31, 1997	25,152,679	$251,527	4,421,953	$44,220	$55,949,984	$(50,882,035)	$—	$(212,024)	$5,151,672
Exercise of options to purchase Class A Common Stock	77,558	775	—	—	151,180	—	—	—	151,955
Options issued to employees below fair market-value	—	—	—	—	234,723	—	—	—	234,723
Exercise of warrants to purchase Class A Common Stock	1,652,770	16,528	—	—	3,945,740	—	—	—	3,962,268
Warrants to purchase Class A Common Stock to be issued as part of technology licensing agreement and issued to consultants for services	—	—	—	—	1,546,824	—	—	—	1,546,824
Shares issued at prices ranging from $1.00 per share to $5.00 per share as compensation for services rendered	121,400	1,214	—	—	647,274	—	—	—	648,488
Reduction in note receivable	—	—	—	—	—	—	—	75,000	75,000
Issuance of Series G Convertible Preferred stock and Common Stock warrants, net of issuance costs of $222,500	—	—	—	—	218,250	—	1,809,250	—	2,027,500
Assured incremental yield on issuance of Series G convertible preferred stock and debt	—	—	—	—	750,000	—	—	—	750,000
Accrual of interest on note receivable	—	—	—	—	—	—	—	(12,318)	(12,318)
Accrued dividend on preferred stock including accretion of assured incremental yield	—	—	—	—	(858,863)	—	837,263	—	(21,600)
Conversion of Series G Preferred Stock	2,394,494	23,945	—	—	2,274,756	—	(2,298,701)	—	—
N*ABLE's APIC in connection with the issuance of Class A Common Stock due to the merger	2,781	28	—	—	59,182	—	—	—	59,210
Net loss	—	—	—	—	—	(16,586,027)	—	—	(16,586,027)
Adjustment for net loss of N*ABLE for the 1st six months ended June 30,of 1998	—	—	—	—	—	2,253,461	—	—	2,253,461
Exchange of Class B Common Stock for Class A Common Stock	1,281,288	12,813	(1,281,288)	(12,813)	—	—	—	—	—

Balance at December 31, 1998	30,682,970	$306,830	3,140,665	$31,407	$64,919,050	$(65,214,601)	$347,812	$(149,342)	$241,156

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
							Series G Convertible Preferred Stock		Note receivable from stockholder
					Capital in excess of par value			Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 1998	30,682,970	$306,830	3,140,665	$31,407	$64,919,050	$(65,214,601)	$347,812	—	$(149,342)	$241,156
Net loss	—	—	—	—	—	(28,052,572)	—	—	—	(28,052,572)
Unrealized gain on Marketable Securities	—	—	—	—	—	—	—	2,860,500	—	2,860,500

Comprehensive loss	—	—	—	—	—	—	—	—	—	(25,192,072)
Exercise of options to purchase Class A Common Stock	964,000	9,640	—	—	1,622,431	—	—	—	—	1,632,071
Warrants exercised to purchase Class A Common Stock	3,370,238	33,702	—	—	6,708,057	—	—	—	—	6,741,759
Shares Issued at $11.00 per share, net of issuance costs	2,090,405	20,904	—	—	21,481,665	—	—	—	—	21,502,569
Conversion of Bridge to Loan to purchase Class A Common Stock	787,349	7,874	—	—	2,567,380	—	—	—	—	2,575,254
Warrants to Purchase Class A Common Stock For services rendered	—	—	—	—	—	—	—	—	—	1,075,240
Shares issued as compensation for services rendered	83,461	834	—	—	1,149,486	—	—	—	—	1,150,320
Accrual of interest on note receivable	—	—	—	—	—	—	—	—	(4,818)	(4,818)
Conversion of Series G Preferred Stock	377,102	3,771	—	—	344,041	—	(347,812)	—	—	—
Accrued dividend on preferred stock	—	—	—	—	(13,239)	—	—	—	—	(13,239)
Exchange of Class B Common Stock for Class A stock	1,090,158	10,902	(1,090,158)	(10,902)	—	—	—	—	—	—

Balance at December 31, 1999	39,445,683	$394,457	2,050,507	$20,505	$99,854,111	$(93,267,173)	$0	$2,860,500	$(154,160)	$9,708,240
Net loss	—	—	—	—	—	(47,655,893)	—	—	—	(47,655,893)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	(937,196)	—	(937,196)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(48,593,089)
Shares issued at $34.00 per share, net of issuance costs	3,600,800	36,008	—	—	114,941,407	—	—	—	—	114,977,415
Shares issued in exchange for substantially all of the assets of Indigo Networks, LLC at $19.30 per share	374,889	3749	—	—	7,231,609	—	—	—	—	7,235,358
Shares issued as compensation for services at $13.75 per share	7,879	79	—	—	108,254	—	—	—	—	108,333
Exercise of warrants to purchase Class A Common Stock	319,692	3,197	—	—	1,331,048	—	—	—	—	1,334,245
Exercise of Options to purchase Class A Common Stock	2,030,958	20,309	—	—	4,950,872	—	—	—	—	4,971,181
Compensation on Employee Options issued	—	—	—	—	318,609	—	—	—	—	318,609
Exchange of Class B Common Stock for Class A Common Stock	1,271,296	12,713	(1,271,296)	(12,713)	—	—	—	—	—	—
Repayment of note receivable from stockholder	—	—	—	—	—	—	—	—	154,160	154,160

Balance at December 31, 2000	47,051,197	$470,512	779,211	$7,792	$228,735,910	$(140,923,066	$0	$1,923,304	$0	$90,214,452
Net loss	—	—	—	—	—	(48,701,057)	—	—	—	(48,701,057)
Investment Loss on Marketable Securities	—	—	—	—	—	—	—	(3,328,296)	—	(3,328,296)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(52,029,353)
Shares issued in exchange for 3,600,000 shares of BIZ Interactive Zone, Inc. at $7.16 per share	2,000,000	20,000	—	—	14,292,800	—	—	—	—	14,312,800
Exercise of Options	523,181	5,232	—	—	749,721	—	—	—	—	754,953
Compensation on Employee Options Issued	—	—	—	—	552,554	—	—	—	—	552,554
Exchange of Class B Common Stock for Class A Common Stock	422,128	4,221	(422,128)	(4,221)	—	—	—	—	—	—

Balance at December 31, 2001	49,996,506	$499,965	357,083	$3,571	$244,330,985	$(189,624,123)	$0	$(1,404,992)	$0	$53,805,406

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000, 1999, and the Period
From February 12, 1988 (Date of Inception) through December 31, 2001

	2001	2000	1999	Period from February 12, 1988 (date of inception) through December 31, 2001
Cash flows from operating activities:
Net loss	$(48,701,057)	$(47,655,893)	$(28,052,572)	$(189,624,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	2,284,570	—	—	3,054,456
Goodwill Amortization	1,720,632	573,544	—	2,294,176
Depreciation and amortization	2,531,324	2,593,594	767,993	7,631,424
Reserve for note from affiliate	—	—	—	1,672,934
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	—	119,000
Common stock issued in connection with License Agreement	—	—	—	1,124,960
Realized gain on marketable securities	—	(542,457)	—	(542,457)
Net losses realized on GlobalWave investment	2,332,159	3,406,491	—	5,738,650
Common stock issued for services rendered
and additional interest on borrowings	—	108,333	150,320	3,600,199
Warrants issued as compensation for services	—	—	1,075,240	2,751,595
Issuance of warrants to Aladdin	—	—	—	2,939,000
Accrued interest on note payable	—	—	15,388	121,219
In Process research and development	—	2,176,000	—	2,176,000
Write-off of Impaired Assets	1,761,917	—	—	1,761,917
Loss on Other than Temporary Decline in Marketable Equity
Securities	1,736,682	—	—	1,736,682
Preferred stock issued for services rendered	—	—	—	265,600
Compensation associated with issuance of Stock Options	552,554	318,609	—	1,505,626
Amortization of deferred compensation	—	—	—	398,660
Amortization of discount on notes payable	—	—	—	166,253
Common stock issued by principal stockholder for services	—	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	197,965	—	(1,250,000)	197,965
Increase in accrued interest on note receivable	(80,410)	105,985	(4,818)	(80,411)
(Increase) in inventories	43,236	(193,462)	(431,686)	(581,912)
(Increase) decrease in prepaid expenses and other receivables	92,478	(194,834)	(424,358)	(594,214)
(Increase) decrease in other assets	(112,278)	(870,604)	(243,833)	(1,404,718)
Increase (decrease) in accounts payable and accrued expenses	(2,638,780)	26,365	3,345,840	4,448,742
Increase in amounts due to charities	423,053	—	—	423,053
Increase in cash restricted on behalf of Charities	(358,531)	—	—	(358,531)

Net cash used in operating activities	(38,214,486)	(40,148,329)	(25,052,486)	(148,493,006)
	(Continued)

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2001, 2000, 1999, and the Period
From February 12, 1988 (Date of Inception) through December 31, 2001

	2001	2000	1999	Period from February 12, 1988 (date of inception) through December 31, 2001
Cash flows from investing activities:
Acquisition of property and equipment	(1,507,598)	(3,829,300)	(2,106,639)	(10,294,754)
Investment in GlobalWave joint venture	—	(4,142,000)	—	(4,142,000)
Purchase of intangible assets	—	(750,000)	(1,750,000)	(2,500,000)
Short-term loans to affiliate	—	—	—	(1,672,934)
Organizational costs	—	—	—	(14,966)
Proceeds from sale of marketable securities	—	2,162,457	—	2,162,457
Exercise of warrant to acquire marketable securities-available for sale	—	—	(1,620,000)	(1,620,000)

Net cash used in investing activities	(1,507,598)	(6,558,843)	(5,476,639)	(18,082,197)
Cash flows from financing activities:
Net proceeds from issuance of common stock	754,953	121,072,842	30,874,435	192,492,121
Net proceeds from issuance of preferred stock and warrants	—	—	—	12,283,027
Payment on (issuance of) note receivable from stockholder	(1,299,640)	48,175	—	(1,299,640)
Proceeds from notes payable and warrants to Stockholders	—	—	2,000,000	4,083,972
Repayments of notes payable to stockholders	—	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	—	1,284,254
Repayments of note payable	—	—	—	(255,000)
Redemption of Preferred Stock	—	—	(506,440)	(506,440)

Net cash provided by (used in) financing activities	(544,687)	121,121,017	32,367,995	207,012,322
Net increase (decrease) in cash and cash equivalents	(40,266,771)	74,413,845	1,838,870	40,437,119
Cash and cash equivalents at beginning of period	80,703,890	6,290,045	4,451,175	—

Cash and cash equivalents at end of period	$40,437,119	$80,703,890	$6,290,045	$40,437,119

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements

(1)  Business of the Company

        Wave Systems Corp. develops, produces and markets hardware and software based digital security products for the Internet and e-commerce. Wave is also engaged in various research, development and marketing efforts to commercialize the Commerce System to provide more efficient and flexible pricing (e.g., pay per use or rent-to-own) and greater security on the usage of the electronic content. Wave also develops data broadcasting and products that perform digital signature and electronic document management functions. The financial statements of Wave have been presented in the development stage format as prescribed by Statement of Financial Accounting Standards No. 7. Management has determined that Wave meets the criteria of a development stage enterprise as prescribed in Statement of Financial Accounting Standard No. 7 because it has devoted substantially all of its efforts since inception toward research and development activities and establishing a new business; and although planned principal operations have commenced, there has been no significant revenue from those operations.

        Wave has incurred significant losses in current and prior periods. Management intends to continue to devote significant resources toward the research, development and marketing of its products in order to generate future revenues from licensing and product sales as well as develop the business of WaveXpress. On March 8, 2000 Wave completed an offering of common stock for net proceeds of approximately $114.9 million. Management anticipates that the proceeds of this offering will be sufficient to fund operations into 2003. However, while management believes that it can successfully develop and market its products and obtain additional financing to fund its operations, there can be no assurance that it will be able to do so.

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

        Wave considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are custodial with two major financial institutions.

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

(f) Inventories

        Inventories, which are stated at the lower of cost or net realizable value, consist of inventory held for resale to customers. Cost is determined on the first-in, first-out basis and includes freight and other incidental costs incurred. Wave provides inventory allowances based on excess and obsolete inventories

(g) Property and Equipment

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

(i) Income Taxes

        Wave accounts for income taxes under the asset and liability method. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Stock Option Plan

        Wave accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Wave adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock Based Compensation and accordingly, provides pro forma net income and pro forma earnings per share footnote disclosures for employee stock options as if the fair value-based method defined in SFAS No. 123 had been applied.

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

        Wave follows the provisions of statement of position "SOP" 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

  PRODUCTS—SOFTWARE AND HARDWARE.

        Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided Wave has vendor-specific objective evidence of the fair value of each undelivered element. Revenue is deferred for undelivered elements. Revenue is also deferred for the entire arrangement if vendor-specific objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria has been met for that element. However, it has not been our practice to provide periodic updates or maintenance to maintain system performance.

        Revenue from the sale of hardware components is recognized when persuasive evidence of an arrangement exists, the product has been shipped to the customer, the sales price is fixed and determinable and collectivity is reasonably assured.

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

        In October 2000, we entered into a $10 million comprehensive development agreement with SSP Solutions, Inc. (formerly BIZ Interactive Zone, Inc.) to integrate Wave's EMBASSY Trusted Client technology into the SSP Secure Service Provider™ Suite to be deployed in 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. In May 2001 the agreement was amended whereby under the amended terms of the agreement, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP Solutions agreed to place with Wave an open $5,000,000 purchase order for EMBASSY products. Payment terms of the agreement provide that SSP Solutions make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP Solutions fails to pay any monthly installment, within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the installment shall automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP Solutions to be determined by dividing the unpaid amount by the fair market value of SSP Solutions common stock. Revenue under the development services agreement has been recognized on a percentage of completion basis subject to cash received and milestones accomplished. Milestones include specific software development objectives that must be completed and accepted by SSP Solutions. As of December 31, 2001 Wave has received $555,556 in cash and has not exercised any stock appreciation rights. We have recognized approximately $358,000 in revenue under the development agreement.

(o) Recent Accounting Pronouncements

        On July 20, 2001, FASB issued Statements No. 141, Business Combinations ("SFAS No. 141") and No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Poolings initiated prior to June 30, 2001 are grandfathered. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests must be performed annually. A company must adopt SFAS No. 142 at the beginning of the fiscal year. Thus, as a calendar year-end company, Wave must adopt SFAS. No. 142 no later than January 1, 2002. Wave is currently examining the impact of this pronouncement on its results of operations and financial position, but currently believes the impact will not be material.

        FASB recently issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the initial fair value measurement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Wave is currently examining the impact of this pronouncement on the results of its operations and financial position, but currently believes the impact will not be material.

        On October 3, 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principle Board Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("ABP 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Wave is currently examining the impact of this pronouncement on its results of operations and financial position, but currently believes the impact will not be material.

(p) Reclassifications

        Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

(3)  Business Combinations

(a) Pooling of Interests

        On July 27, 1999, Wave acquired N*ABLE. The transaction was accounted for as a pooling of interests and the historical financial information for all periods presented prior to the date of acquisition were restated. Wave exchanged 2,280,821 shares of its Class A Common Stock for all the outstanding shares of N*ABLE for a fair value of approximately $23.7 million.

(b) Purchase Acquisition

        On August 31, 2000, Wave purchased substantially all of the assets of Indigo and its e-commerce shopping network, iShopHere.com. The aggregate purchase price totaled $7,445,000, which consisted of 374,889 shares of Class A Common Stock priced at $19.30 per share, for a total value of $7,235,000 plus transaction costs of $210,000. The purchase price was based on the average closing price of Wave's Class A Common Stock for the ten trading days immediately preceding the date of the purchase, in accordance with the purchase agreement. The following is a summary of the allocation of the purchase price:

Fair market value of tangible assets	$690,000
In-Process R&D	2,176,000
Goodwill and purchased intangible assets	4,579,000

Total consideration	$7,445,000

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

	2001	2000
Developed Technology	$779,000	$779,000
Assembled Workforce	310,000	310,000
Contracts	77,300	77,300
Goodwill and purchased intangible assets	3,412,446	3,412,446

Total Goodwill and purchased intangible assets	$4,578,746	$4,578,746
Accumulated Amortization	(2,294,176)	(573,544)

Net Book Value before impairment charge	2,284,570	4,005,202
Impairment Charge	(2,284,570)	—

Net Book Value	$-0-	$4,005,202

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

Dollars in thousands except per share data	2000	1999
Net revenues	$372	$220
Net loss	(50,363)	(34,860)
Net loss per share	$(1.08)	$(0.90)

        Due to the decline in current business conditions, Wave has realigned resources to focus on what it considers high-growth markets and core opportunities. As a result, Wave recorded a charge of $2,284,570 related to the impairment of goodwill and purchased intangible assets associated with the Indigo asset purchase in 2001. This amount is equal to the carrying amount of the assets prior to the impairment charge.

(4)  Related Party Transactions

(a) Notes Receivable from Officers

        Wave had outstanding loans receivable from officers totaling $1,380,050 as of December 31, 2001. Some of the loans, as indicated below were extended beyond their original terms by one year. These loans and the extensions thereon were granted to the officers to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of

Wave shares. The loans were granted and extended as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate. The due date of the demand note was subsequently extended until March 26, 2003. As of December 31, 2001 the loan balance, including accrued interest thereon was approximately $264,000.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, Chairman of Wave totaling approximately $1,062,000. The loans were evidenced by demand notes for $713,000 dated February 27, 2001, $185,000 dated July 25, 2001 and $164,000 dated September 5, 2001. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. One of the demand notes in the amount of $713,000 plus accrued interest of $45,000 came due on February 27, 2002 and was extended for an additional year beyond its original due date. As of December 31, 2001 the loan balances, including accrued interest thereon was approximately $1,116,000.Accrued interest on these notes totaled $80,000 as of December 31, 2001.

(b) Payments to Related Party

        In 1997, Wave paid $182,209 to Enterprise Engineering Associates ("EEA"), during which time Mr. Michael Sprague was an employee of EEA. On August 1, 1997, Michael Sprague became an employee of Wave, at an annual salary of $110,000. On November 1, 1999 he became an employee of WaveXpress at an annual salary of $120,000. Michael Sprague is the son of the Chairman and former Chief Executive Officer of Wave

        In 1998, Wave paid $25,000 to Studio 2, during which time Mr. Kevin Sprague was an employee of Studio 2. Kevin Sprague is the son of the Chairman and former CEO of Wave.

(c) Acquisition and Dispositions

        In November 1995, Wave entered into a transaction with certain individuals whereby shares in its newly-formed subsidiary, Wave Interactive Network, Inc. ("WIN"), were transferred in exchange for a demand note. The amount of the demand note was based on the level of funding provided to WIN by Wave during 1995. The demand note from WIN accrued interest at a rate of Prime plus 1% and, subject to certain limitations associated with WIN's ability to raise additional capital, was convertible into an undiluted 20% of the common shares of WIN at the option of Wave. Wave retained a 1% ownership in WIN and transferred the remaining ownership to certain individuals, including former employees. Approximately 65% of the ownership was transferred to Steven Sprague, President and CEO of WIN, and three other children of Mr. Peter J. Sprague, Chairman and former CEO of Wave. The note was fully reserved as its collectibility was dependent upon WIN's ability to raise additional capital. In addition, Wave entered into a separate commercial agreement that, among other things, granted certain distribution rights to WIN in exchange for royalties and other consideration.

        During 1996, Wave continued to finance the operations of WIN through additional demand notes with terms similar to the original demand note. The additional notes amounting to $1,004,000 were also fully reserved. On December 30, 1996, effective as of October 18, 1996, Wave entered into a merger agreement with WIN whereby Wave exchanged, for all of the outstanding WIN common stock that it did not own, 375,000 shares of Class B Common Stock. These Class B shares are restricted securities within the meaning of Rule 144 of the Securities Act of 1933, as amended (the "Act"). Additionally, based on the attainment of a specified milestone, the shareholders of WIN were entitled to receive an additional 325,000 shares of Wave's Class B Common Stock. During 1999, the time to attain the milestone had expired as did the entitlement to additional shares and no additional shares were issued. Wave also issued a 10% convertible note and a warrant to refinance a convertible note obligation of WIN amounting to approximately $456,000, which included accrued interest to October 18, 1996, and an outstanding warrant. Included in the results of operations are WIN's operations from October 18, 1996. The acquisition was accounted for by the purchase method.

        The purchase price of $952,438 was determined based on the estimated fair value of the consideration given to the WIN shareholders and noteholders and was allocated to goodwill as WIN had no net tangible assets. Subsequently, in 1997, Wave determined it was uncertain whether the current and expected future results of operations of WIN would be adequate to support the goodwill capitalization, and wrote-off the goodwill as impaired.

(d) Sarnoff Corporation

        For the years-ended December 31, 2001, 2000 and 1999, Wave incurred expenses for consulting and travel, payable to Sarnoff of approximately $57,000, $924,000 and $701,000, respectively. Sarnoff is Wave's joint venture partner in WaveXpress and owns approximately 13% of WaveXpress, on a fully diluted basis. Payments made to Sarnoff for the years-ended December 31, 2001, 2000 and 1999 were $396,000, $986,000 and $356,000, respectively. As of December 31, 2001 and 2000, Wave had accounts payable to Sarnoff of $6,000 and $325,000, respectively

(5)  Property and Equipment

        Property and equipment as of December 31 consisted of the following:

	2001	2000
Equipment	$5,797,900	$5,253,854
Furniture, fixtures and improvements	1,914,405	1,919,219
Computer software	3,192,288	2,237,225

	10,904,593	9,410,298
Less: Accumulated depreciation	6,613,365	4,208,429

Total	$4,291,228	$5,201,869

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

(6)  Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses as of December 31 consisted of the following:

	2001	2000
Accrual of costs related to the ITG agreement	$188,986	$490,000
Accounts payable	1,631,430	4,403,424
Accrued consulting and professional fees	405,346	553,428
Accrued payroll and related costs	1,281,012	1,480,346
Accrued Rent	87,836	144,054
Annual Report and Shareholders Meeting	141,299	133,155
Accrual of committed investment in GlobalWave	1,407,664	—
Accrued loss contingency	200,000	—
Franchise Tax Payable	—	225,000
Other accrued liabilities	464,305	440,602

Total	$5,807,878	$7,870,009

(7)  Capital Stock

(a) Redeemable Preferred Stock

        Wave has authorized 2,000,000 shares of preferred stock having a par value of $.01 per share. On October 19, 1992, the Board of Directors designated and issued 360 shares of this preferred stock of Wave as "Series A Cumulative Redeemable Preferred Stock" ("Series A Preferred Stock").

        The Series A Preferred Stock was issued in settlement of compensation owed to a former officer of Wave for services provided to Wave. The holder of the Series A Preferred Stock was entitled to receive a dividend at the rate of $60 per share per annum, when and as declared by the Board of Directors of Wave. Dividends were cumulative from the date of original issue, and payable upon redemption. On August 11, 1999, Wave redeemed these shares for a total payment of $506,440, including accrued and unpaid dividends.

        In May of 1996, Wave raised $3,214,026, net of issuance costs of $285,974, through the placement of 350 shares of Series B Preferred Stock ("Series B Preferred Stock") pursuant to Regulation S of the Securities Act of 1933 ("the Act"). The Series B Preferred Stock had a stated value of $10,000 per share, accrued dividends for liquidation and conversion purposes at 6% per annum and ranked senior to Wave's Common Sock and Series C Convertible Preferred Stock ("Series C Preferred Stock") and junior to the Series A Preferred Stock. Series B Preferred Stock was convertible by the holder, in increments, into Wave's Class A Common Stock. The Series B Preferred Stock was convertible at the lesser of 110% of the average closing bid price for the five days immediately preceding the issue date or 85% of the average closing bid price for the five days immediately preceding the conversion date.

        During 1996, 330 shares of Wave's Series B Preferred Stock were converted into 2,960,303 shares of Wave's Class A Common Stock and the remaining 20 shares of Series B Preferred Stock were converted in 1997 into 117,240 shares of Wave's Class A Common Stock.

        In December of 1996, Wave raised $2,634,037 net of issuance costs of $365,963 ($101,964 of which related to the value ascribed to warrants issued) through the placement of 150,000 shares of Series C

Preferred Stock pursuant to Regulation D of the Act. The Series C Preferred Stock had a stated value of $20 per share, which accrued dividends payable quarterly in cash at 6% per annum.

        The Series C Preferred Stock ranked senior to Wave's Common Stock and junior to the Series A and B Preferred Stock. Series C Preferred Stock was convertible by the holder, in increments, into Wave's Class A Common Stock based on the market price of Wave's Class A Common Stock at the time of conversion. The Series C Preferred Stock was convertible at the lesser of $2.31 per share or 80%, as adjusted, of the average of the fair value of the Class A Common Stock for the five days prior to the conversion date. During 1997 all of the Series C Preferred Stock was converted into 2,850,439 shares of Wave's Class A Common Stock.

        In May of 1997 Wave raised approximately $1,316,000, net of issuance costs of $272,000 ($162,000 of which related to the value ascribed to warrants issued), through the placement of 80,000 shares of newly created Series D Convertible Preferred Stock. The Series D Preferred Stock had a stated value of $20 per share, which accrued dividends payable quarterly in cash at 6%.

        The Series D Convertible Preferred Stock was convertible into the Class A Common Stock of Wave at an effective conversion price of the lower of (i) $1.35, or (ii) 80% of the average closing bid price on the NASDAQ National Market System of Wave's Class A Common Stock for the five (5) trading days immediately preceding the date of conversion. During 1997 all of the Series D Convertible Preferred Stock was converted into 2,070,095 shares of Wave's Class A Common Stock.

(b) Convertible Preferred Stock

        In October 1997 Wave raised approximately $1,850,000, net of issuance costs of $397,000 ($224,000 of which related to the value ascribed to warrants issued), through the private placement of 112,500 shares of newly created Series F Convertible Preferred Stock. The Series F Convertible Preferred Stock had a stated value of $20 per share, which accrued dividends payable quarterly in cash at 6%. The Series F Convertible Preferred Stock was convertible into the Class A Common Stock at an effective conversion price of the lower of (a) $1.05 and (b) 80% of the average of the five (5) lowest trading prices of Class A Common Stock. During 1997 all of the Series F Convertible Preferred Stock was converted into 2,961,086 shares of Wave's Class A Common Stock.

        During March of 1998, Wave issued 150,000 shares of newly created Series G Convertible Preferred Stock for an aggregate purchase price of $3,000,000. The Series G Convertible Preferred Stock was senior to Wave's classes of Common Stock, and was junior to Wave' Series A Preferred Stock in liquidation rights. The Series G Convertible Preferred Stock accrued dividends at the rate of 6% per annum. The Series G Convertible Preferred Stock was convertible into Wave's unregistered Class A Common Stock at the lower of $1.12 or 80% of the average of the five lowest closing bids for the 25 calendar days prior to conversion. In addition, Wave issued warrants to the purchaser and placement agent for 225,000 shares of Wave's Class A Common Stock at an exercise price of $1.38. The Series G Convertible Preferred Stock was converted into 2,394,494 and 377,102 shares of Wave's Class A Common Stock during 1998 and 1999, respectively.

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

        Two principal stockholders did not acquire the full amount of shares to which they were entitled. Most of the additional proportionate shares that these stockholders would have been credited with were offered instead to certain officers, employees and stockholders for $.003 per share. To the extent that these rights were offered to the individuals in compensation for services rendered to Wave, compensation expense equal to the difference between the estimated fair value as of the date of issuance and the purchase price of the stock was recorded. The estimated fair value of the Common Stock was determined based on sales to third parties near the date of issuance. Compensation expense associated with the issuance of these shares of $430,250 is included in the accompanying consolidated statement of operations for the period from inception to December 31, 2000.

        In May and November, 1992, Wave issued 770,000 shares of Class B restricted Common Stock to certain employees, officers and stockholders of Wave for a purchase price of $.003 per share, payable in the form of services to Wave. As these shares were issued for services rendered, compensation expense of $1,927,500 was recorded representing the estimated fair value of $2.50 per share at the date of issuance, the price at which Common Stock was sold to third parties near the time of issuance.

        In February 1995, Wave agreed to grant 36,000 shares of Class A Common Stock, 12,000 of which were issued in 1995 with the remainder issued in 1996, to two consultants and six non-employee directors as compensation for services rendered. Expenses of $112,500 were recorded in 1995 representing the stock's fair value of $3.13 per share at the time of the agreement to grant.

        In July 1995, Wave issued 19,559 shares to two vendors in payment for services rendered. Costs of $20,000 were recorded representing the stock's fair value of approximately $1.00 per share at the time the services were rendered.

        In July and August 1996, Wave issued 15,000 and 3,077 shares of Class A Common Stock to two consultants as compensation for services rendered. Expenses of $40,938 have been recorded representing the stock's fair value of $2.06 and $3.44 per share, respectively, at their dates of issuance.

        During 1997 Wave issued 126,885 shares of Wave's Class A Common Stock to vendors or for the settlement of liabilities. Expenses of $305,496 have been recorded representing the stocks' fair value at the date of issuance.

        During 1997 Wave sold approximately 800,000 shares of Wave's Class A Common Stock and warrants to purchase 160,000 shares of Wave's Class A Common Stock, exercisable at an exercise price of $1.00, for an aggregate purchase price of $800,000. The warrants were exercised or expired during 1999.

        During 1997 Wave issued 500,000 shares of Wave's Class A Common Stock in connection with a license agreement with Aladdin Knowledge Systems, Ltd. for its proprietary persistent encryption technology. The shares were issued at their fair value on the date of issuance.

        On March 23, 1999, Wave sold 2,090,954 shares of its Class A Common Stock at a price of $11.00 per share, for an aggregate purchase price of $23,000,494. These shares were sold to a group of accredited investors pursuant to Regulation D promulgated under the securities act of 1933, as amended. Pacific Growth Equities, Inc. acted as sole placement agent for the private placement, receiving a commission of 6% or approximately $1.2 million for their services.

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

(d) Recapitalization

        In January 1994, the Board of Directors authorized Wave to amend and restate Wave's Certificate of Incorporation to reflect the authorization of 25,000,000 shares of a newly created Class A Common Stock, which stock has voting rights of one vote per share, and the reclassification of the then current outstanding shares of Common Stock into Class B Common Stock. In June 1994, the Board of Directors authorized that the Class B Common stock will have one vote per share, except that Class B Common Stock will have five votes per share in cases where one or more directors are nominated for election by persons other than Wave's Board of Directors and where there is a vote on any merger, consolidation or other similar transaction, which is not recommended by Wave's Board of Directors. In addition, the Class B Common Stock will have five votes per share on all matters submitted to a vote of the stockholders in the event that any person or group of persons acquires beneficial ownership of 20% or more of the outstanding voting securities of Wave. The Class B Common Stock is convertible into shares of Class A Common Stock at any time. The classes of Common Stock are alike in all other respects.

(8)  Options and Warrants

1991 Plan

        In September 1991, the Board of Directors authorized the establishment of a stock option plan (the "1991 Plan"). The total number of shares of Class B Common Stock subject to the Plan was 2,700,000. Options terminate upon the earlier of the date of the expiration of the option or upon termination of the employment relationship between Wave or a subsidiary and the optionee for any reason other than death, disability or retirement.

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

1994 Plans

        In January 1994, the Board of Directors authorized the establishment of the 1994 Employee Stock Option Plan (the "1994 Plan"). The initial number of shares of Class A Common Stock subject to the 1994 Plan was 1,000,000. The terms of the 1994 Plan are similar to those of the 1991 Plan. Options are granted with exercise prices that approximate fair market value at the date of grant. In May 1996, July 1997, November 1998 and June 2000 Wave's shareholders approved amendments to Wave's 1994 Plan to increase the number of shares of Class A Common Stock reserved for issuance there under by 1,000,000, 1,000,000, 5,000,000 and 5,000,000, respectively. Therefore, the total number of shares of

Class A Common Stock reserved for issuance under the 1994 Plan is 13,000,000 shares. As of December 31, 2001, there were approximately 1,898,000 shares available for grant under the 1994 Plan.

        In January 1994, the Board of Directors authorized the establishment of the Non-Employee Directors Stock Option Plan (the "Directors' Plan"). The total number of shares of Class A Common Stock subject to the Directors' Plan was initially 200,000. Pursuant to the Directors' Plan, each director who was not an employee of Wave received an initial grant of options to purchase 12,000 shares of Class A Common Stock at an exercise price of $3.50 per share.

        Any person subsequently elected as a director who was not an employee of Wave received an initial grant of options to purchase 12,000 shares of Class A Common Stock on the day he or she was elected a director. In addition, on the day immediately following each of the dates on which an incumbent director was reelected, he or she received an additional grant of options to purchase 2,000 shares of Class A Common Stock.

        The Stockholders of Wave have since, authorized certain changes to the Directors' Plan. In February 1995, the annual option grant for directors was increased from a total of 2,000 shares of Class A Common Stock to 10,000 shares of Class A Common Stock. In July 1995, the Board authorized an increase to the total number of shares subject to the Directors' Plan from 200,000 shares to 500,000 shares. In November 1998, the stockholders of Wave authorized an increase to the total number of shares subject to the Directors' Plan from 500,000 shares to 1,000,000 shares. The stockholders also amended the Directors' Plan to provide that options issued to non-employee directors under such plan vest on the day following the grant. (Initial option grants under the Directors' Plan vested one-third upon grant, and one-third on each of the first and second anniversaries. Annual option grants vested 25% after each three-month period following grant.)

        Options under the Directors' Plan are exercisable for a period of ten years from the date of grant. Options may not be exercised after the option holder ceases to be a director of Wave, except that in the event of death or disability of the option holder, the option may be exercised for a period of one year after the date of death or disability, and, in the event of retirement of the option holder, the option may be exercised for a period of three months after the date of retirement. As of December 31, 2001, there were approximately 445,000 shares available for grant under the Director's Plan.

        In September 1996, the Board of Directors authorized the establishment of the 1996 Performance Stock Option Plan (the "1996 Plan"). The initial number of shares of Class A Common Stock subject to the 1996 Plan was 800,000. The terms of the 1996 Plan are similar to those of the 1994 and 1991 Plans. Options are granted with exercise prices that approximate fair market value at the date of grant. As of December 31, 2001, there were approximately 125,000 shares available for grant under the 1996 Plan.

        The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $2.89, $12.18 and $8.28 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000	1999
Expected Life (Years)	5	5	10
Interest Rate	4.0%	6.0%	6.0%
Volatility	119%	123%	113%
Dividend Yield	0%	0%	0%

        Wave applies APB Opinion No. 25 in accounting for its Plans. Compensation expense has been recognized in the financial statements for Stock options granted to employees at exercise prices below the market value of $552,554 in 2001, $318,609 in 2000 and $0 in 1999. Deferred compensation for stock options granted to employees at exercise prices below market value was approximately $1,000,000 as of December 31, 2001; and is being recognized over a period of three years.

        Had Wave determined compensation cost based on the fair value at the grant dates for its stock options under SFAS No. 123, Wave's net loss would have been increased to the pro forma amounts indicated below:

	2001	2000	1999
Net loss—as reported	$(48,701,057)	$(47,655,893)	$(28,052,572)
Net loss—pro forma	(69,720,636)	(64,029,399)	(39,811,659)
Net loss to Common stockholders—as reported	(48,701,057)	(47,655,893)	(28,065,811)
Net loss to Common shareholders—pro forma	(69,720,636)	(64,029,399)	(39,824,898)
Loss per Common share—as reported	(0.97)	(1.03)	(0.73)
Loss per Common share—pro forma	$(1.40)	$(1.39)	$(1.04)

Summary of Option Activity

        A summary of option activity through December 31, 2001 follows:

	Class A and B shares subject to option	Weighted average exercise price
Balance at January 1, 1991	—	$—
Options granted	30,000	1.67

Balance at December 31, 1991	30,000	1.67
Options granted	816,750	1.18

Balance at December 31, 1992	846,750	1.20
Options granted	949,186	3.10

Balance at December 31, 1993	1,795,936	2.20
Options granted	310,200	3.05
Options canceled	(108,500)	3.38

Balance at December 31, 1994	1,997,636	2.27
Options granted	777,850	2.22
Options canceled	(349,205)	2.11
Options exercised	(681,700)	.64

Balance at December 31, 1995	1,744,581	2.92
Options granted	1,342,075	2.65
Options canceled	(503,879)	3.20
Options exercised	(214,091)	1.97

Balance at December 31, 1996	2,368,686	2.79
Options granted	707,914	1.02
Options canceled	(676,741)	1.57
Options exercised	(70,326)	1.90

Balance at December 31, 1997	2,329,533	2.38
Options granted	5,756,893	2.47
Options canceled	(707,384)	2.48
Options exercised	(78,653)	1.94

Balance at December 31, 1998	7,300,389	2.40
Options granted	1,925,447	10.15
Options canceled	(450,378)	3.51
Options exercised	(964,000)	1.69

Balance at December 31, 1999	7,811,458	4.33
Options granted	3,444,037	13.58
Options canceled	(905,145)	12.33
Options exercised	(2,030,958)	2.51

Balance at December 31, 2000	8,319,392	7.90
Options Granted	2,934,272	3.46
Options Canceled	(1,128,327)	8.16
Options Exercised	(473,511)	1.42

Balance at December 31, 2001	9,651,826	$6.85

        At December 31, 2001, there were approximately 4,810,121options exercisable at prices ranging from $.49 to $37.50.

        The following table summarizes information about stock options outstanding at December 31, 2001:

Range of exercise prices	Number outstanding	Number exercisable	Weighted average exercise price	Weighted average remaining contractual life
$.49—0.74	4,585	4,585	$.49	5.5 years
0.75—1.12	277,264	277,264	1.10	6.1 years
1.13—1.69	1,255,996	730,493	1.33	6.9 years
1.70—2.55	377,590	60,991	1.80	9.3 years
2.56—3.84	1,922,863	1,833,863	3.64	6.5 years
3.85—5.78	2,212,337	475,603	4.09	8.5 years
5.79—8.68	555,031	138,106	6.66	6.8 years
8.69—13.04	1,301,549	530,276	11.80	7.6 years
13.05—19.58	1,471,881	668,027	15.16	7.0 years
19.59—29.38	222,730	74,245	19.69	8.0 years
29.39—37.50	50,000	16,668	33.75	8.2 years

1999 WaveXpress Stock Incentive Plan

        In April 2000, the board of directors of WaveXpress authorized the establishment of a stock option plan. The total number of shares of WaveXpress' Class A Common Stock subject to the Plan is 2,500,000. Options terminate upon the earlier of the date of expiration of the option or upon termination of the employment relationship between WaveXpress and the optionee for any reason other than death, disability or retirement.

        Employees are entitled to exercise their options on dates determined by WaveXpress' Compensation Committee of the Board of Directors. Vesting provisions for options granted generally range from immediate vesting to pro rata vesting over a three-year period.

        Stock option activity during 2001 and 2000 is as follows:

	2001		2000
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Balance at beginning of year	634,964	$1.23	—	$—
Granted	75,840	1.20	690,520	1.23
Exercised	(27,777)	1.20	—	—
Canceled	(334,052)	1.20	(55,556)	1.20

Balance at end of year	1,029,975	1.22	634,964	1.23

Exercisable at end of year	176,682	1.30	97,089	1.23

Additional shares available for grant at end of year	1,442,248		1,865,036

        The per share weighted-average fair value of stock options granted during 2001 and 2000 was $0.89 and $0.99, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2000
Expected dividend yield	0%	0%
Risk-free interest rate	4%	6%
Expected Volatility	127%	149%
Expected life	3 years	3 years

        No options were outstanding at December 31, 1999.

        The following table summarizes information about WaveXpress' fixed stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.20	1,021,778	9.1	$1.20	168,485	$1.20
$3.00—4.50	8,197	6.9	$3.37	8,197	$3.37

$1.20—4.50	1,029,975	9.1	$1.22	176,682	$1.30

Warrants

        In 1993 and 1994, Wave issued warrants to acquire a total of 151,600 shares of Class B Common Stock at $3.50 per share in conjunction with sales of Class B Common Stock to individuals and institutions. All warrants were exercisable for a period of five years from the date of issuance and were subsequently canceled or exercised in 1998 and 1999.

        In 1993 and 1994, Wave issued warrants to acquire a total of 376,253 shares of Class B Common Stock at $3.50 per share in conjunction with the issuance of its 10% Convertible Notes which have since been repaid and in 1994, Wave issued warrants to acquire a total of 46,799 shares of Class B Common Stock at $6.00 per share in conjunction with the issuance of its 15% Notes, also which have since been repaid. All warrants were exercisable for a period of five years from their dates of issuance. These warrants were exercised or canceled in 1998 and 1999.

        Under the terms of Wave's initial public offering, the underwriter acquired warrants to purchase 360,000 Class A Common Stock at a price of $6.50 per share for nominal consideration. These warrants were exercisable for four years commencing in September 1995. These warrants were exercised during 1999.

        As a result of the successful placement of 350 shares of Series B Preferred Stock, a consultant from Digital Media Group, Inc. was issued warrants by Wave to purchase 15,000 Class A Common shares at a price of $3.09 per share. These warrants are exercisable for ten years commencing in March 1996, and are still outstanding.

        Due to the successful placement of 150,000 shares of Wave's Series C Convertible Stock, Wharton Capital Partners Ltd. and The Shemano Group, Inc., two financial consulting firms, were issued warrants by Wave to purchase 37,500 Class A Common Stock each at a price of $2.54 per share. These warrants were exercised in 1999.

        In connection with the acquisition of WIN, Wave issued a warrant that allowed the holder the ability to purchase unregistered shares of Wave's Class A Common Stock at a price of $1.25 per share at the earlier of the conversion of a note or April 18, 1998 for a period of five years. The number of shares able to be purchased under this warrant is based on a formula of $170,000 divided by 80% of the fair market value of the Class A Common Stock at the time of conversion. This warrant was subsequently extended one year by issuing 100,000 additional warrants to be exercised at prices ranging from $1.49 to $3.43. These warrants were exercised during July 1999.

        As a result of the successful placement of 80,000 shares of Wave's Series D Preferred Stock, JNC Opportunity Fund, the acquirer of the placement, received 80,000 warrants to purchase Wave's unregistered Class A Common Stock, and financial consultants, primarily Wharton Capital Partners, received a total of 40,000 warrants. The warrants were exercised in 1999 at an exercise price of $1.62.

        As a result of the successful placement of 112,500 shares of Wave's Series F Preferred Stock, Combination Inc., the acquirer of the placement, received 112,500 warrants to Wave's unregistered Class A Common Stock, and Wharton Capital Partners received 56,250 warrants. The warrants had an exercise price of $1.26, and expire on October 9, 2002. The warrants were exercised in 1998.

        In connection with the private placement of approximately 800,000 shares of Wave's Class A Common Stock, Wave issued 160,000 warrants to purchase shares of Wave's unregistered Class A Common Stock at an exercise price of $1.00. The warrants were exercised or expired during 1999.

        In connection with a technology license agreement with Aladdin, Wave issued two warrants on July 18, 1997 to purchase Wave's Class A Common Stock. The first warrant was exercisable in 100,000 share lots, and provided the holder with the right to acquire 1,216,136 shares of Wave's unregistered Class A Common Stock at an exercise price of $1.70 per share. The first warrant had a life of two years. The second warrant provided the holder with the right to acquire 7% of Wave's Class A Common Stock on a fully diluted basis for the average closing price for the 15 trading days prior to exercise and had a three year life. During June of 1998, Aladdin exercised a portion of the second warrant to purchase 1,000,000 shares of Common Stock. On March 31, 1999 Aladdin exercised their entire first warrant for 1,216,136 Class A Common Stock. Associated with the second warrant, Aladdin had the right to acquire shares approximating 3.45% of Wave's Class A Common Stock. The remaining shares under the second warrant were not exercised, and expired July 17, 2000.

        In connection with a $2,000,000 convertible promissory note, warrants to acquire 275,000 shares of Class A Common Stock were issued. Wave incurred a non-cash charge to interest expense for approximately $666,000. These warrants were subsequently exercised in January 2000.

        In connection with a software development agreement that Wave entered into with Archon Technologies, Inc. ("Archon"), Wave issued to Archon a warrant to purchase 50,000 shares of Wave Class A Common Stock at $3.48 per share. The warrant is exercisable November 9, 2002, and expires on November 9, 2007.

        In 2001 50,320 warrants were exercised at $1.83 per share. In 2000 44,692 warrants were exercised at prices ranging from between $1.10 and $5.50 per share

        A summary of warrants outstanding at December 31, 2001, follows:

Class A and B shares subject to warrants	Range of exercise prices	Weighted Average Remaining Contractual Life
85,000	$3.09—$14.73	5 years

        At December 31, 2001, warrants to acquire approximately 35,000 shares of Class A and Class B Common Stock were exercisable.

(9)  Licensing Agreements

(a) Licensed Patents

        In February 1994, Wave entered into an Amended and Restated License Agreement (the "Agreement") with Mr. Peter J. Sprague, the Chairman and former Chief Executive Officer of Wave, and Mr. John Michener, then a shareholder and officer of Wave, whereby Wave was granted an exclusive license to make, have made, use, lease, sell or otherwise perform services covered by certain licensed patents which are a fundamental part of some of Wave's products. The Agreement amends and restates certain license agreements entered into by Wave prior to February 1994.

        The Agreement provides for royalty payments to be made to the licensors in the aggregate amount of two percent of the total gross revenues derived by Wave and any sublicensee of Wave from the exploitation of these licensed patents, less amounts paid, if any, to (i) information and database providers for information distributed to or through Wave or its sublicensees, and to (ii) Wave's sublicensees for manufacturing the product or performing the services covered by these patents. Royalty payments are payable quarterly and are to be apportioned 75% to Mr. Sprague and 25% to Mr. Michener.

        Payment of royalties is secured by a security interest in and to these licensed patents. Mr. Sprague assigned all of his right, title, and interest in the licensed patents to Wave.

        Wave believes that the agreements as a whole provide it with exclusive rights under the patents. There can be no assurance that Wave will enjoy exclusive rights to the licensed patents under these agreements. No payments have been made to date.

(b) Aladdin License Agreement

        During the third quarter of 1997 Wave entered into a license agreement with Aladdin, an Israeli company, for technology and in-process research and development related to Aladdin's proprietary persistent encryption system. Under the terms of the Aladdin license agreement, Wave is prohibited from using any other encryption technology for the first five years. This technology will be incorporated into the Wave System to facilitate pay-per-view content distribution.

        Wave acquired the license for this technology in exchange for $950,000 plus two warrants to purchase Wave's Class A Common Stock valued at approximately $2.9 million (see note 8). The cost of this license was expensed as research and development costs. Aladdin also is provided a royalty payment of 5% to 9% of Wave's net content revenues.

        In connection with this agreement, Aladdin acquired an equity position in Wave by purchasing 500,000 shares of Wave's Class A Common Stock for $900,000, which approximated the fair market value of the shares on the date of purchase (see note 7).

(10) License and Cross-License Agreements

        On May 1, 1992, Wave entered into a Joint Technology Development Agreement and License and Cross-License Agreement ("License and Cross-License Agreement") with The Titan Corporation ("Titan") whereby Titan granted to Wave license rights to the use of certain patents which are co-owned or licensed by Titan. Wave granted to Titan the exclusive right to make for, sell in, and lease in a "Retained Market," as defined in the agreement, the subject matter described in any Company patent. The Retained Market is defined generally as the market for "Government Information," as defined in the agreement, used solely by a government entity, and the market for products used to access such information. Wave issued to Titan 674,976 shares of Class B Common Stock in return for the license to Titan's patents. These shares were valued at $1.67 per share (total $1,124,960), the estimated fair value of the shares at the time of issuance (based on the price at which shares were sold to third parties near the time of issuance), and were included in research and development expense in the accompanying consolidated statement of operations for the period from February 12, 1988 through December 31, 2001.

        The License and Cross-License Agreement provides for royalties to be paid by Wave to Titan based upon Wave's "Net Revenues," as defined in the agreement. Net Revenues are defined generally as gross product revenues less amounts paid to information providers and data base providers for information provided to Wave for use in its products and services. Royalties are payable on a quarterly basis.

        The License and Cross-License Agreement also provides for royalties to be paid to Wave by Titan based upon Titan's "Allocable Net Revenues," as defined in the agreement. Allocable Net Revenues are generally defined as that portion that a Company patent or information adds to Titan's gross amounts invoiced to purchasers for all products or information services making use of a Company patent or know-how and information. Royalties are payable on a quarterly basis.

        The License and Cross-License Agreement specifies certain events of termination, some of which have already occurred but which have been waived or extended by Titan.

        A director of Wave, who resigned from the Board at the end of 1997, is also the President, Chief Executive Officer, and a director of Titan. Pursuant to the terms of a related stockholders agreement, Titan has the right to designate a member of Wave's Board of Directors for as long as Titan continues to own at least 50% of the shares originally issued to Titan. As of December 31, 2001, no royalties have been earned by Titan. On February 28, 1997, Wave and Titan executed an addendum to the License Agreement whereby Wave received a sole license to Titan's patent to develop and distribute products to the in-home consumer microcomputers market segment. Under this addendum, Titan waived all defaults previously incurred by Wave as well as extended the license agreement to expire at the time the patents expire.

(11) Revenue Sharing Agreements With Partners

        Wave has, and intends to continue to, enter into revenue sharing arrangements with information providers, software developers, and hardware and systems manufacturers. Such revenue sharing arrangements are expected to be negotiated between each of the partners and Wave. It is anticipated that revenue sharing arrangements will vary according to the market in which the Wave system is adopted and from which revenues are derived. Generally, a significant portion of the revenue collected by Wave will be paid directly to the information provider or software developer. Once these payments are made, the remainder of revenues will be shared between Wave and other partners. There can be no assurance that Wave will be successful in entering into definitive agreements with these parties, or that the terms of such agreements will be favorable to Wave.

(12) Investments

        The following table summarizes Wave's investments in securities as of December 31:

	2001			2000
	Adjusted Cost Basis	Gross Unrealized Gains/(Losses)	Fair Value	Adjusted Cost Basis	Gross Unrealized Gains/(Losses)	Fair Value
Common stock of public companies	$12,576,118	$(1,404,992)	$11,171,126	$0	$1,923,304	$1,923,304

        The investments referred to above include 3,083,083 shares of SSP Solutions which were acquired as the result of Wave's issuance of 2,000,000 shares of its Class A Common Stock at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 in exchange for 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company. On August 24, 2001 Litronic Inc. and BIZ completed a merger to form SSP Solutions. The 3,083,083 SSP Solutions shares now owned by Wave represent 14.95% of the outstanding common stock of SSP Solutions. Wave has accounted for this investment as non-current marketable equity securities available for sale based on its intent to hold these securities as a long- term investment. As of December 31, 2001, the investment was valued at $11,160,758 based on that day's closing price of SSP Solutions on the NASDAQ national exchange of $3.62 per share. As of December 31, 2001 Wave took a charge for an "other than temporary decline" in the value of its investment in SSP Solutions of $1,736,682. This charge was taken because a decline in SSP Solutions' share price had occurred due to concerns about SSP Solutions' financial condition and near-term prospects. As a result of this charge the cost basis of the investment as of December 31, 2001 has been adjusted to $12,576,118.

        In addition, Wave holds 107,975 common shares of XO Communications Corporation ("XO"). As of December 31, 2001 the stock had a market value of $10,366 based on that day's closing price of $0.096 per share.

(13) Joint Ventures

(a) GlobalWave, Ltd

        In July of 1997, Wave entered into a joint venture with ITG, a United Kingdom Internet service provider. The joint venture was initially owned 25% by Wave and 75% by ITG. Wave contributed its technical expertise and ITG contributed initial working capital and the commitment to fund all future working capital requirements of the joint venture. The objective of the joint venture company, GlobalWave is to promote and commercialize Wave's technology in certain European, African and Middle Eastern markets. Pursuant to the joint venture agreement, Wave received a license fee of $5 million in exchange for the joint venture's right to market Wave's technology in European, African and Middle Eastern markets. The license fee was paid by ITG as part of its commitment to fund the joint venture. During the third quarter of 1997, Wave received $1.0 million from the joint venture representing partial payment of the license fee, with the remaining payments to be made upon Wave's attaining certain milestones related to the number of Wave Meters distributed. The amount received was recorded as deferred license fee income in the third quarter of 1997 as it was uncertain whether Wave had met the contractual requirements required in order to have earned the first payment. During the fourth quarter of 1997, Wave met these requirements and began recognizing the license fee ratably over the contractual period, and recorded the $1 million as a license fee income. Also Wave accrued $490,000 in the fourth quarter of 1997 for expenses related to Wave's obligation to assist the joint venture in setting up the Wave system in the designated markets. In January 1998, the joint venture agreement was modified to extend the milestone dates and provide for the payment of an additional $750,000 of the $5 million license fee to Wave. The payment of $750,000 was received in January 1998. Wave also received the final payment of $3.25 million in June 1998. This payment and the $750,000 received in January 1998 totaled $4 million received in 1998. As part of the agreement, after the final license fee was paid, the companies issued a warrant to each other to purchase approximately one million shares of each other's Common Stock. The exercise price of the Wave warrants was $1.75 per share. The exercise price of the ITG warrant was approximately .995 British pound per share. On June 5, 1998, the final milestone for the last payment on the license fee was attained and Wave became obligated to issue its warrant to ITG pending approval by the shareholders of ITG for it to issue its reciprocal warrant. On this date the net fair market value of the exchange of warrants represented a net cost to Wave of approximately $1.1 million. Wave recorded this cost as ITG net warrant cost in the Consolidated Statement of Operations.

        On November 5, 1999, Wave exercised its warrant for 1,000,000 shares in ITG at a total cost of $1,620,000. Also during 1999, ITG exercised its 1,000,000 warrants in Wave yielding total proceeds of $1,750,000.

        In February, 2000, ITG was acquired by Concentric Network Corporation. As a result of this transaction, Wave received $2,162,457 in cash and 83,910 shares of Concentric Common Stock. Subsequently, Concentric was acquired by XO, whereby Wave's 83,910 shares in Concentric were converted into 107,975 shares of XO. (See Note 12—Investments). In addition, certain assets of ITG, namely the 1,000,000 shares of Wave Common Stock and ITG's interest in GlobalWave, were distributed to Redwave.

        In June, 2000, Wave increased its ownership percentage of GlobalWave from 25% to 40%. As part of the new joint venture agreement, Wave's partner in the venture, Redwave, agreed to contribute $7.5 million and 500,000 shares of Wave Common Stock held by Redwave, in exchange for 600,000 shares of GlobalWave class A Common Stock. Wave received 400,000 shares of GlobalWave class B Common Stock in exchange for a technology license granted by Wave to GlobalWave. Prior to September 30, 2000, no value had been assigned to these shares, as Wave had not provided any funding to GlobalWave.

        On October 10, 2000, Wave entered into an agreement with GlobalWave and Redwave to subscribe for additional Class B shares of GlobalWave. Under the terms of the agreement, Wave subscribed for 40,000 additional "B" shares of GlobalWave at £100 per share (approximately $142.80), the consideration for which consisted of £1.5 million (approximately $2.14 million) in development costs incurred by Wave on behalf of GlobalWave, £1.4 million in cash ($2.0 million), and £1.1 million (approximately $1.6 million) in cash and/or future development services, for total consideration of £4.0 million (approximately $5.7 million).    In addition, Redwave has agreed to subscribe for an additional 60,000 GlobalWave "A" shares, the consideration for which will consist of the conversion of debt and cash totaling £6.0 million (£5,966,615 in debt and £33,385 in cash; approximately $8.6 million). The resulting ownership interest in the venture will remain 60% for Redwave and 40% for Wave.

        Also, in October 2000, Wave and Redwave formed a joint venture holding company, Wave European Technologies plc, ("WET") for their European interests, including their respective 40% and 60% stakes in GlobalWave. Subsequent to the formation of WET, WET's name changed to GlobalWave Group, plc.

        As of December 31, 2001, Wave has contributed approximately $4.1 million of its committed investment in the form of development costs incurred and cash. Pursuant to the equity method of accounting, and because Wave has committed to provide funding to the venture, Wave has recognized its equity share (40%) of GlobalWave's net losses since inception in its results for the year-ended December 31, 2001. Wave has recorded its equity in the GlobalWave's net losses of $2.3 million and $3.4 million for the years-ended December 31, 2001 and 2000, respectively. Because Wave had previously not provided any funding, and had not committed to provide any funding to GlobalWave, none of it's equity in the prior period losses were recognized by Wave in its prior year financial statements.

        In February, 2002, Wave paid approximately $1.6 million representing its final funding committment to GlobalWave.

(b) WaveXpress

        In April 1999, Wave joined with Sarnoff Corporation to form a new joint venture, WaveXpress. WaveXpress develops secure data broadcast architecture, infrastructure and content services. This technology and these services will allow content providers to send digital content to properly equipped PC's by utilizing unused bandwidth in the Digital Television Spectrum or broadcast over cable television lines. Consumers will be able to purchase this content directly through a secure network connection, thus enabling a significant new revenue stream for broadcasters or cable television operators. On October 15, 1999, Wave and Sarnoff signed a joint venture agreement that formally established WaveXpress. Under this agreement, Sarnoff and its affiliates received a 40% equity stake in WaveXpress. Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter and Steven Sprague, the Chairman and Chief Executive Officer of Wave, respectively, certain members of the Board of Directors of Wave and certain Wave employees.

        Wave has funded WaveXpress through a series of convertible notes, some with attached warrants. The notes bear interest at rates of 2% to 3% above the prime rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of Common Stock of WaveXpress at varying prices per share. In addition, some of the notes carry attached warrants that allow Wave to purchase additional shares of WaveXpress, generally at the conversion price of the notes. The equity interests of Wave, Sarnoff and Wave's affiliates referred to above, assuming all of Wave's and Sarnoff's convertible securities are converted and warrants are exercised, would be approximately 82%, 15%, and 3%, respectively. Through December 31, 2001, Wave had provided approximately $25.9 million in funds, including approximately $2.3 million in accrued interest. During 2001, some of the notes, totaling

$9.5 million matured and were converted into 1,826,570 shares of WaveXpress common stock. These amounts are eliminated in consolidation.

        Neither Sarnoff nor any of the other minority shareholders have provided or are obligated to provide funding to WaveXpress. Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of Wave as of December 31, 2001 and for the period then ended. In addition, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress' balance sheet and operating results in its consolidated financial statements. WaveXpress has incurred net losses of $10.2, $11.2 million and $1.9 for the years ended December 31, 2001, 2000 and 1999, respectively.

(14) Cash Collected on Behalf of Charities

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

(15) Commitments and Contingencies

Litigation

        During 2001 a demand for arbitration was filed against Wave by a former supplier. The arbitration arises out of a claim that Wave breached a contract with the supplier to purchase computer components to be incorporated into an internet security device produced by Wave. The demand alleges damages in the amount of approximately $1.2 million. It is too early in the matter to assess whether the loss, if any resulting from the demand will have a material impact on Wave's financial position, results of operations, or cash flows in future years. Management intends to vigorously contest the arbitration.

Leases

        Summarized below is a listing of properties leased by Wave pursuant to non-cancelable operating leases. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

Location	Annual Lease Cost	Lease Expiration Date
Lee, MA	$147,095	Aug. 2004
New York, NY	171,000	May 2002
Princeton, NJ	547,893	Dec. 2002
Cupertino, CA	543,846	Oct. 2002
Nashville, TN	47,233	Sep. 2003
Orvault, France	32,087	Sep. 2010
New York, NY (1)	628,290	Apr. 2010

Total	$2,117,444

  (1)
  WaveXpress facility

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2001 are as follows:

2002	$1,826,621
2003	761,281
2004	641,758
2005	621,623
2006	646,187
Thereafter	2,208,266

Total minimum lease payments	$6,705,737

        Rent expense for the years ended December 31, 2001, 2000, 1999 and for the period from inception through December 31, 2001 amounted to approximately $2,101,000, $1,960,000, $957,000 and $7,180,000, respectively.

        There were no capital lease obligations as of December 31, 2001.

Purchase Commitments

        Wave has outstanding purchase commitments totaling approximately $984,000 for inventory.

(16) Income Taxes

        Wave has net operating loss carryforwards for tax return purposes of approximately $145 million, which expire beginning in 2003 through 2021.

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

        The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2001 and 2000 are as follows:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$61,604,000	$42,263,000
Accrued expenses	831,000	324,000
Intangibles	4,609,000	1,595,000
Reserves	549,000	142,000
Depreciation	786,000	246,000
Other	42,000	—

Total gross deferred tax assets	68,421,000	44,570,000
Less valuation allowance	(68,421,000)	(44,570,000)
Net deferred tax asset	$—	$—

        The valuation allowance increased by approximately $23.9 million and $11.6 million, during the years ended December 31, 2001 and 2000, respectively.

        Management has concluded that it is more likely than not that Wave will not have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets and, therefore, a valuation allowance of $68,421,000 and $44,570,000 has been established to reduce the deferred tax assets at December 31, 2001 and 2000 respectively.

(17) Defined Contribution Plan

        Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2001, 2000 or 1999.

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

(19) Segment Reporting

        Effective December 31, 2000, Wave adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supercedes previously issued segment reporting disclosure rules and requires reporting of segment information that is consistent with the way in which management operates Wave. Prior to December 31, 2000, SFAS 131 was not applicable because Wave only operated as one segment.

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

        The following sets forth reportable segment data:

	For the years ended December 31,
	2001	2000	1999
Operating Revenues:
EMBASSY® Trusted Client Platform and Services	$672,325	$332,522	$187,515
WaveXpress Data Broadcasting	19,800	—	—

Total Operating Revenues	692,125	332,522	187,515
(Net Loss):
EMBASSY® Trusted Client Platform and Services (1)	(37,068,320)	(39,712,441)	(25,983,028)
WaveXpress Data Broadcasting	(10,252,001)	(10,183,134)	(1,853,873)

Total Segments Net Loss	(47,320,321)	(49,895,575)	(27,836,901)

Interest Income	2,688,105	5,103,716	617,306
Interest Expense	—	—	(832,976)
Equity in net losses of equity method investees	(2,332,159)	(3,406,491)	—
Loss for Other than Temporary Decline in Marketable Equity Securities	(1,736,682)	—	—
Gain on sale of marketable securities	—	542,457	—

Net Loss	$(48,701,057)	$(47,655,893)	$(28,052,571)

Depreciation and Amortization Expense:
EMBASSY® Trusted Client Platform and Services (2)	3,281,547	2,228,078	758,223
WaveXpress Data Broadcasting	970,408	939,060	9,771

Total Depreciation Expense	$4,251,955	$3,167,138	$767,994

Capital Expenditures:
EMBASSY® Trusted Client Platform and Services	1,307,271	1,323,485	1,989,381
WaveXpress Data Broadcasting	200,327	4,275,815	1,867,258

Total Capital Expenditures	$1,507,598	$5,599,300	$3,856,639

Assets:
EMBASSY® Trusted Client Platform and Services	58,562,392	92,164,096	14,640,852
WaveXpress Data Broadcasting	1,671,910	5,920,365	1,891,031

Total Assets	$60,234,302	$98,084,461	$16,531,883

(1)
Includes $0, $2,176,000 and $0 in-process research and development for the years-ended December 31, 2001, 2000 and 1999 respectively (See Note 12).

(2)
Includes $1,720,632, $573,544 and $0 in goodwill amortization for the year-ended December 31, 2001, 2000 and 1999 respectively (See note 12)

(20) Selected Quarterly Financial Data

	For Quarters-ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Revenues	$202,221	$224,768	$191,698	$73,438
Gross Profit	50,351	140,854	60,104	70,857
Loss from Operations	(9,922,017)	(11,227,427)	(11,722,600)	(14,448,277)
Net loss	(11,743,942)	(11,200,084)	(11,890,884)	(13,866,147)
Net loss per Common Share	$(0.23)	$(0.22)	$(0.24)	$(0.28)
	For Quarters-ended
	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000
Revenues	$173,380	$81,793	$54,748	$22,601
Gross Profit	169,832	76,680	18,556	8,590
Loss from Operations	(14,361,984)	(15,472,450)	(10,486,614)	(9,574,527)
Net loss	(14,024,071)	(16,182,893)	(8,821,224)	(8,627,705)
Net loss per Common Share	$(0.29)	$(0.34)	$(0.19)	$(0.20)

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Table Of Contents
PART I
PART II
Statement of Operations Data
Balance Sheet Data
PART III
PART IV
SIGNATURES
CERTIFICATIONS
Index to Consolidated Financial Statements
INDEPENDENT AUDITORS' REPORT
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Balance Sheets December 31, 2001 and 2000
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Statements of Operations Years ended December 31, 2001, 2000, 1999, and period from February 12, 1988 (date of inception) through December 31, 2001
WAVE SYSTEMS CORP. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Statements of Cash Flows Years ended December 31, 2001, 2000, 1999, and the Period From February 12, 1988 (Date of Inception) through December 31, 2001
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Notes to Consolidated Financial Statements