Form 10-K/A
period 2001-12-31
WAVE SYSTEMS CORP
filed 2003-03-19
CIK 919013

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

Data Broadcast

        WaveXpress, Inc. ("WaveXpress"), a joint venture between Wave and Sarnoff Corporation, has developed products designed to offer cable television multiple service operators ("MSOs") a complete solution for implementing a new high speed delivery offering called Internet Protocol Multicast that allows the consumer to experience and manage rich digital content on their PC. These products are being actively marketed to MSOs. Wave believes that benefits of these products to MSOs include: new incremental revenue streams from dormant, underutilized and off-peak bandwidth, service bundling opportunities, flexible content and pricing offerings, strength of the ETS security products and an advanced consumer experience. Product design of Wave's data broadcast service has progressed to the point that we are preparing to sign agreements with MSO's for technical trials of the service. It is expected that while significant further engineering will be required, the level of development expenditures for this segment is expected to be substantially less than what was incurred in 2001 and 2000. As of December 31, 2001, Wave owned 69% of WaveXpress while Sarnoff owned 26%.

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

  Enhancing our Current Product Offerings and Products in Development

        We intend to continue to develop and extend our existing product offerings to include features and functionality that will satisfy the changing needs in the computer security arena and the computing and e-commerce industries in general. Planned development efforts that enhance or utilize existing technology include building upon and enhancing our Trusted PC concept (a concept being marketed to PC manufacturers that would bundle their product with an EMBASSY enabled device such as a smart card reader or smart card reader keyboard to deliver applications to make the PC more secure), to continue development efforts towards standards-based security platforms (such as the European Transactional IC Card Reader standard, FINREAD) and to also pursue efforts to port the ETS to different computing platforms, as needed. We also intend to continue to develop the new versions of the SmartSignature and SmartSAFE products that we acquired (see "Digital Signature and Electronic Document Management" above), which represents an entirely new product line for Wave. These development efforts will likely be significant, and Wave intends to expend a substantial portion of its research and development resources towards these enhancements as well as significant marketing and corporate development funds to introduce the products and build market demand. As a result, although Wave has reduced its research and development expenditures in 2001, the continued research and development efforts will require substantial capital resources, which will likely necessitate the need for further funding so that Wave may ultimately be able to capitalize on the future market opportunities for its products and services. It is expected that these product enhancements will continue, for at least until the end of calendar year 2002.

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

        Although sales for the year ended December 31, 2002 have grown significantly relative to prior years, the amount of revenues have not reached a level that would contribute significantly to Wave's operations, and have been sporadic. The following is a list of Wave's current customers, their type of sale and market segment:

Customer	Product or Service Sold	Market Segment
SSP Solutions, Inc.	Development contract	Government
Hitachi Europe Ltd	Hardware Sales	Electronics Manufacturer
Cyber-COMM	Intellectual property license	Banking and Finance
CIBC World Markets Corp. USA	Services contract	Banking and Finance

        Wave does not anticipate significant sales from the customers identified above.

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

Competition

        We operate in a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors in these markets have substantially greater financial, technical and marketing resources than us. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby they can gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of content protection solutions has remained slow. The markets for our products are developing and have not yet established clearly defined industry standards. Wave's primary competitors include security solutions providers such as Checkpoint Software Technologies Ltd, Verisign, Inc., RSA Security, Inc., Aladdin Knowledge Systems, Inc. and Baltimore Technologies plc as well as digital certificate authorities including Geotrust, Inc. and Entrust, Inc. In addition, we complete with manufacturers of secure input devices including SCM Microsystems, Inc., Covadis SA and SafeNet, Inc.

        The competitive factors defining these evolving markets include product performance, compatibility, standards compliance, quality and reliability, ease of use, client services and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. Wave's features that should allow its products to compete favorably include product differentiation of a combined software/hardware solution, system integrity, secure communication, fault tolerance, data privacy, and independent customer operation. In addition, Wave may have the opportunity to be "first to market" with its data broadcasting and digital signature products.

        One of the market challenges facing Wave is the establishment of a newly defined market category for multifunction security devices that includes a more complex business model for adoption. While Wave has developed a very complex cryptographic system that required significant skills and resources, the market for security solutions that are as complex as those developed by Wave has not materialized. As a result Wave has been unable to commercialize the technology it has developed. It is also possible for other competitors to develop similar offerings to compete with the ETS, or new technologies may emerge that could replace existing technology that our products rely on, thereby making our products non-competitive or obsolete. We can offer no assurances that Wave's products will become industry standards or become widely accepted by the marketplace.

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

        In April 1999, WaveXpress, a joint venture between Wave and Sarnoff was established. For technology licensed to WaveXpress, Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave and its affiliates who purchased, for a nominal amount, founders stock in April 1999 owned the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague and Steven Sprague, the Chairman and Chief Executive Officer of Wave, respectively, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group owned, in the aggregate, 7% of the outstanding capital stock of WaveXpress. As of December 31, 2001, Wave owned 69% of WaveXpress while Sarnoff owned 26%. The equity interests of Wave, Sarnoff and Wave's affiliates referred to above, assuming all of Wave's and Sarnoff's convertible securities are converted and warrants are exercised, would be approximately 82%, 15%, and 3%, respectively. Wave is also funding WaveXpress through a series of convertible notes and expects to continue to provide funding until an external round of funding can be attained. These notes can be converted into equity by Wave. Through December 31, 2001, Wave has loaned approximately $25.9 million in funds under these notes, of which $9.5 million had been converted to WaveXpress common stock as of December 31, 2001.

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

        In October 2000, we entered into a $10 million comprehensive development agreement with SSP Solutions to integrate Wave's EMBASSY Trusted Client technology into the SSP Secure Service Provider™ Suite to be deployed in 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. In May 2001 the agreement was amended whereby under the amended terms of the agreement, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP Solutions agreed to place with Wave an open $5,000,000 purchase order for EMBASSY products. Payment terms of the agreement provide that SSP Solutions make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP Solutions fails to pay any monthly installment, within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the installment shall automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP Solutions to be determined by dividing the unpaid amount by the fair market value of SSP Solutions common stock. As the contract was for a discrete project to integrate our technology with the SSP platform, revenue under the development services agreement has been recognized on a percentage of completion basis in accordance with SOP 97-2 as it relates to contract accounting under SOP 81-1. Percentage complete is determined based upon the actual costs incurred compared to the total estimated costs to complete, subject to cash received and milestones accomplished. Milestones include specific software development objectives that must be completed and accepted by SSP Solutions. As of December 31, 2001 Wave has received $555,556 in cash and has not exercised any stock appreciation rights. We have recognized approximately $358,000 in revenue under the development agreement.

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

        Selling, general and administrative expenses for the twelve months ended December 31, 2001 were $24,184,317 as compared to $26,553,634 for the comparable period of 2000. The 9% decrease in selling, general and administrative expenses was attributable to several factors. A number of consultant positions were eliminated during 2001 and were either not replaced or were converted to in-house employees, reducing the overall cost per headcount. Consultants that supported products and/or lines of business that Wave had been developing during the year ended December 31, 2000; but later de-emphasized, or abandoned in 2001 were eliminated. These included our Internet related businesses: MyPublish.com; a service that allows individual publishers to offer digital content for sale via the MyPublish.com website, CharityWave.com; an on-line charitable donation service, Wave Direct; a website offering digital content that could be consumed using a Wave hardware device; and IshopHere.com; an internet shopping portal and products that relied upon legacy hardware technology, that became obsolete. These products and services never reached full scale production as the demand never reached a level that would have warranted a full scale production launch. Reductions of consultant and professional fees accounted for cost reductions of approximately $895,000. The consultant services that were eliminated primarily involved the process of content preparation (that is, the process of encrypting digital content to be consumed using the Wave Commerce System). Wave also reduced trade show costs by $320,000 and advertising and marketing expenses by $362,000. These savings were achieved by attending fewer trade shows and by bringing the corporate marketing function in-house and using fewer outside marketing consultants. Additionally, during 2001 Wave undertook an aggressive cost cutting program that resulted in reductions in travel and entertainment expenses of $681,000 and reductions of office supplies expenses totaling $357,000. Finally, substantial savings were achieved by eliminating recruiting expenses of $1,044,000 as Wave stabilized its work force late in the year-ended 2000 and into 2001. Offsetting these reductions were increases to employee compensation and fringe expenses totaling $898,000 and litigation settlements of $410,000. Bonuses of approximately $1,570,000 and $1,616,000 were paid to employees for the years ended December 31, 2001 and 2000, respectively. WaveXpress incurred selling, general and administrative expenses of $4,800,927 in 2001, compared to $4,992,285 for 2000, for a decrease of 4%. The reasons set forth above encompass WaveXpress as well as Wave as a whole.

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

        At December 31, 2001, Wave had working capital of $36,963,617, including the loans receivable from officers referred to above, totaling approximately $1,380,000, which we believe are fully collectable. Wave may also use the officers' future bonuses to reduce this debt if bonuses are warranted. These loans are due in July and September 2002 and February and March of 2003. If the loans are not repaid, Wave would be required to raise additional funds to continue operating. Wave expects to continue to incur substantial additional expenses resulting in significant losses for the foreseeable future. However, considering our current cash balance and Wave's projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through the first quarter of 2003.

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

Sarnoff Corporation

        During 2001, WaveXpress made payments to Sarnoff for consulting services to functionally emulate and test the preparation and transmission of content through satellite connectivity totaling $396,000. Sarnoff owns approximately 26% of the outstanding common stock of WaveXpress, a majority owned subsidiary of Wave. Wave believes the terms upon which these services were rendered were comparable to the terms that would have been available with unaffiliated parties.

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

Dated: March 18, 2003
WAVE SYSTEMS CORP.
	By:	/s/ PETER J. SPRAGUE Peter J. Sprague Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PETER J. SPRAGUE Peter J. Sprague	Chairman	March 18, 2003
/s/ STEVEN SPRAGUE Steven Sprague	President, Chief Executive Officer and Director	March 18, 2003
/s/ JOHN E. BAGALAY, JR. John E. Bagalay, Jr.	Director	March 18, 2003
/s/ GEORGE GILDER George Gilder	Director	March 18, 2003
/s/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	March 18, 2003
/s/ NOLAN BUSHNELL Nolan Bushnell	Director	March 18, 2003
/s/ GERARD T. FEENEY Gerard T. Feeney	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer of the Registrant)	March 18, 2003

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

Date: March 18, 2003
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

Date: March 18, 2003
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

        Wave has funded WaveXpress through a series of convertible notes, some with attached warrants. The notes bear interest at rates of 2% to 3% above the prime rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of Common Stock of WaveXpress at varying prices per share. In addition, some of the notes carry attached warrants that allow Wave to purchase additional shares of WaveXpress, generally at the conversion price of the notes. As of December 31, 2001, Wave owned 69% of WaveXpress while Sarnoff owned 26%. The equity interests of Wave, Sarnoff and Wave's affiliates referred to above, assuming all of Wave's and Sarnoff's convertible securities are converted and warrants are exercised, would be approximately 82%, 15%, and 3%, respectively. Through December 31, 2001, Wave had provided approximately $25.9 million in funds, including approximately $2.3 million in accrued interest. During 2001, some of the notes, totaling $9.5 million matured and were converted into 1,826,570 shares of WaveXpress common stock. These amounts are eliminated in consolidation.

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

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Wave Systems Corp.:

We consent to the incorporation by reference in the registration statements Nos. 333-46330, 333-33236, 333-92845, 333-38265, 333-28819, 333-20017, 333-73236 and 333-65648 on Form S-3 and Nos. 333-88665, 333-68911, 333-69041, 33-97612, 333-11611 and 333-11609 on Form S-8, of our report dated March 7, 2002, relating to the consolidated balance sheets of Wave Systems Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and other comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2001 and for the period from February 12, 1988 (inception) through December 31, 2001 which report appears in the December 31, 2001 annual report on Form 10-K/A of Wave Systems Corp.

                      KPMG LLP

                      /s/ KPMG LLP

Boston, Massachusetts
March 17, 2003

Certification
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 90 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Wave Systems Corp. (the "Company"), does hereby certify, to such officer's knowledge, that:

The Annual Report on Form 10-K/A for the year ended December 31, 2001 of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 18, 2003
/s/ STEVEN K. SPRAGUE Name: Steven K. Sprague Chief Executive Officer
Dated: March 18, 2003
/s/ GERARD T. FEENEY Name: Gerard T. Feeney Chief Financial Officer

        The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-K/A or as a separate disclosure document.

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
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Statements of Cash Flows Years ended December 31, 2001, 2000, 1999, and the Period From February 12, 1988 (Date of Inception) through December 31, 2001
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Notes to Consolidated Financial Statements
  EXHIBIT 23.1
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)