Form 10-Q/A
period 2002-09-30
WAVE SYSTEMS CORP
filed 2003-03-19
CIK 919013

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

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Unaudited Consolidated Balance Sheets

	As of
	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,185,928	$40,437,119
Cash Collected on Behalf of Charities	—	358,531
Marketable securities	3,347	10,366
Notes Receivable from Officers	1,262,090	1,380,050
Inventories	1,100,848	581,912
Prepaid expenses and other receivables	802,268	624,535

Total current assets	19,354,481	43,392,513
Marketable Equity Securities	5,010,899	11,160,758
Property and equipment, net	2,994,931	4,291,228
Other assets	415,877	1,389,803

Total Assets	27,776,188	60,234,302

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	3,462,266	5,807,878
Due to Charities	—	423,053
Deferred Revenue	—	197,965

Total current liabilities	3,462,266	6,428,896
Common stock, $.01 par value. Authorized 75,000,000 shares as Class A; 51,766,918 shares issued and outstanding in 2002 and 49,996,506 in 2001	517,669	499,965
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 324,225 shares issued and outstanding in 2002 and 357,083 in 2001	3,242	3,571
Capital in excess of par value	246,963,190	244,330,985
Deficit accumulated during the development stage	(223,205,526)	(189,624,123)
Other Comprehensive Income (Loss)—unrealized loss on marketable securities	35,347	(1,404,992)

Total stockholders' equity	24,313,922	53,805,406
Total Liabilities and Stockholders' Equity	$27,776,188	$60,234,302

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Operations
(Unaudited)

					Period from February 12, 1988 (inception) through September 30, 2002
	Three Months ended		Nine Months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net Revenues:
Product	$21,925	$5,995	$121,922	$192,506	$486,062
Services	40,948	216,403	259,413	229,737	690,137
Licensing and Other	6,972	2,370	11,917	67,661	503,775

Total Net Revenues	69,845	224,768	393,252	489,904	1,679,974
Cost of sales:
Product	11,403	5,750	64,769	135,134	281,055
Services	12,552	76,434	103,221	76,435	330,345
Licensing and Other	1,345	1,730	4,809	6,520	135,589

Total Cost of Sales	25,300	83,914	172,799	218,089	746,989

Gross margin	44,545	140,854	220,453	271,815	932,985
Operating expenses:
Selling, general, and administrative	5,147,298	6,895,629	15,274,063	19,980,072	123,745,976
Research and development	2,768,094	4,042,494	9,040,981	14,837,073	80,993,957
Write-off of Intangibles and asset impairments	—	—	905,390	1,562,500	2,667,307
Restructuring Costs and other special charges	—	—	726,280	—	726,280
Amortization of goodwill	—	430,158	—	1,290,474	2,294,176
Write-off of goodwill	—	—	—	—	3,054,456
In process research and development expense	—	—	—	—	2,176,000
Acquisition Costs	—	—	—	—	1,494,000
Aladdin license expense	—	—	—	—	3,889,000

	7,915,392	11,368,281	25,946,714	37,670,119	221,041,152
Other income (expense):
Interest Income	99,310	518,305	407,718	2,359,469	10,121,117
Interest Expense	—	—	—	—	(1,695,461)
Equity in losses of GlobalWave	—	(490,962)	—	(1,918,280)	(5,738,650)
Loss from other than temporary decline in fair value of marketable equity securities	(5,892,315)	—	(9,277,219)	—	(11,013,901)
Fee received on termination of development contract with SSP, related party	1,680,000	1,680,000	1,680,000
Gain on sale of marketable securities	—	—	—	—	542,457
License Fee	(665,641)	—	—	—	4,334,359
License Warrant Cost	—	—	—	—	(1,100,000)
Other income (expense)	—	—	—	—	(227,280)

	(4,778,646)	27,343	(7,855,142)	441,189	(3,097,359)

Net loss	(12,649,493)	(11,200,084)	(33,581,403)	(36,957,115)	(223,205,526)
Accrued dividends on preferred stock	—	—	—	—	4,350,597

Net loss to common stockholders	$(12,649,493)	$(11,200,084)	$(33,581,403)	$(36,957,115)	$(227,556,123)

Weighted average number of common shares outstanding during the period	51,647,665	50,229,272	50,811,868	49,821,706	20,089,073
Loss per common share	$(0.24)	$(0.22)	$(0.66)	$(0.74)	$(11.33)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended		Period from February 12, 1988 (date of inception) through September 30, 2002
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net loss	(33,581,403)	(36,957,115)	(223,205,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	3,054,456
Goodwill Amortization	—	1,290,474	2,294,176
Depreciation and amortization	1,458,867	1,983,062	9,090,293
Reserve for note from affiliate	—	—	1,672,934
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	119,000
Common stock issued in connection with License and Cross-License Agreement	—	—	1,124,960
Realized gain on marketable securities	—	—	(542,457)
Net losses realized on GlobalWave investment	—	1,918,280	5,738,650
Loss on GlobalWave acquisition	665,641	665,641
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	143,500	—	2,895,095
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In Process research and development	—	—	2,176,000
Write-off of Impaired Assets	905,390	1,562,500	2,667,307
Loss on Other than Temporary Decline in Marketable Equity Securities	9,277,219	—	11,013,901
Fee received upon termination of development contract with SSP	(1,680,000)	(1,680,000)
Preferred stock issued for services rendered	—	—	265,600
Compensation expense associated with issuance of stock options	223,730	524,886	1,729,357
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,253
Common stock issued by principal stockholder for services	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	(197,965)	378,953	—
Increase in accrued interest on note receivable	(46,359)	(47,439)	(126,771)
(Increase) Decrease in inventories	(518,936)	625,148	(1,100,848)
(Increase) decrease in prepaid expenses and other receivables	(177,733)	(169,941)	(771,947)
(Increase) decrease in other assets	973,923	(174,805)	(430,795)
Increase (decrease) in accounts payable and accrued expenses	(597,376)	(1,363,129)	3,851,363
Increase in amounts due to charities	(423,053)	1,476,961	—
Increase in cash restricted on behalf of Charities	358,531	(1,309,558)	—

Net cash used in operating activities	(23,216,024)	(30,261,723)	(171,709,030)
Cash flows from investing activities:
Acquisition of property and equipment	(1,059,049)	(804,822)	(11,353,803)
Investment in GlobalWave joint venture	(1,559,250)	—	(5,701,250)
Cash received in connection with GlobalWave acquisition	1,380,464	1,380,464
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	—	—	2,162,457
Exercise of warrants to acquire securities-available for sale	—	—	(1,620,000)

Net cash used in investing activities	(1,237,835)	(804,822)	(19,320,032)
Cash flows from financing activities:
Net proceeds from issuance of common stock	38,349	678,353	192,530,470
Net proceeds from issuance of preferred stock and warrants	—	—	12,283,027
Note receivable from stockholder	164,319	(1,299,639)	(1,135,321)
Proceeds from notes payable and warrants to Stockholders	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,254
Repayments of note payable	—	—	(255,000)
Redemption of Preferred Stock	—	—	(506,440)

Net cash provided by (used in) financing activities	202,668	(621,286)	207,214,990
Net increase (decrease) in cash and cash equivalents	(24,251,191)	(31,687,831)	16,185,928
Cash and cash equivalents at beginning of period	40,437,119	80,703,890	—

Cash and cash equivalents at end of period	$16,185,928	$49,016,059	$16,185,928

Supplemental information about noncash investing and financing activities:
On July 24, 2002, 1,700,000 shares of our common stock were issued to acquire 60% of GlobalWave, Ltd., see Note 7.
On February 2, 2001, 2,000,000 shares of our common stock were issued to acquire 3,600,000 shares of BIZ Interactive Zone ("BIZ") for $14,312,800, see Note 5.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(Unaudited)

	Class A common stock		Class B common stock			Deficit accumulated during the development Stage
							Accumulated Other Comprehensive Income (Loss)
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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Notes To Consolidated Financial Statements
September 30, 2002 and 2001

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2002 and December 31, 2001, and the results of its operations and cash flows for the nine months and quarter ended September 30, 2002 and 2001. Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the "Commission").

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

        The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary and WaveXpress, Inc. (WaveXpress") a majority-owned subsidiary. All significant intercompany transactions have been eliminated. The financial statements of Wave have been presented in the development stage format as prescribed by Statement of Financial Accounting Standards No. 7. Management has determined that Wave meets the criteria of a development stage enterprise as prescribed in Statement of Financial Accounting Standard No. 7 because it has devoted substantially all of its efforts since inception toward research and development and activities establishing a new business; furthermore although planned principal operations have commenced, there has been no significant revenue from those operations.

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

        In May of 2001, the development agreement with BIZ discussed above, was amended whereby, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP agreed to place with Wave an open $5 million purchase order for EMBASSY products. Payment terms of the agreement provided that SSP make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP failed to pay any monthly installment within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the instalment would automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP to be determined by dividing the unpaid amount by the fair market value of SSP common stock. As the contract was for a discrete project to integrate our technology with the SSP platform, revenue under the development services agreement had been recognized on a percentage of completion basis in accordance with SOP 97-2 as it relates to contract accounting under SOP 81-1. Percentage complete is determined based upon the actual costs incurred compared to the total estimated costs to complete, limited to cash received and milestones accomplished. Milestones included specific software development objectives that must be accepted by SSP.

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

        On September 30, 2002 Wave and SSP executed a Termination Agreement and Mutual Release whereby Wave was issued an additional 1,600,000 shares of SSP Class A Common Stock and a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000 (the "Note") as a fee for the termination by SSP of the contract. The note is convertible into SSP Class A common stock at the rate of $1.35 which is subject to adjustments for anti-dilution stock splits, stock dividends, reclassifications, reorganizations and the like. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended. The shares that Wave received were recorded on its balance sheet at estimated fair value based on the average closing price of the shares on the Nasdaq national exchange for the period from the two trading days before to the two trading days after the date of issuance of the shares, or $1.05 per share, for an aggregate value of $1,680,000. A termination fee of $1,680,000 was recognized in Wave's statement of operations in connection with this transaction. No value has been assigned to the Note because Wave believes that recoverability of the Note is in doubt due to SSP's adverse financial condition. See Note 5 regarding the value of these shares.

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

        SSP issued Wave an additional 1,600,000 shares of common stock in connection with the cancellation of a development agreement between the two parties. Wave has accounted for its investment in SSP as non-current marketable equity securities available for sale. Unrealized holding gains and losses on these securities are recorded in other comprehensive income in stockholders' equity, unless the unrealized loss in the investment is deemed to be other than temporary, whereby the decline in value is recognized as a realized loss in Wave's statement of operations. As of September 30, 2002, Wave's total investment in SSP was valued at $5,010,899. As detailed in the table below:

Date of Acquisition	Shares	Original Cost	Carrying value	Realized Loss
February 2, 2001	3,083,083	$14,312,800	$3,298,899	$(11,013,901)
September 30, 2002	1,600,000	1,680,000	1,712,000	—

	4,683,083	$15,992,800	$5,010,899	$(11,013,901)

        The unrealized loss on the acquisition of the initial 3,083,083 has been recognized as a loss on Wave's statement of operations as it was determined that the nature of the decline in market value from the investment's original cost basis of $14,312,800 was other than temporary. This conclusion was reached due to several factors; including SSP's continued operating losses and indications that it continues to express doubt about its ability to continue as a going concern. Furthermore, SSP's quoted price on Nasdaq has not shown signs of recovery from its closing price of $1.07 on September 30, 2002. Accordingly, the carrying value of the investment was written down to fair value of $3,298,899. As a result, for the quarter and nine months ended September 30, 2002, we took charges for other than temporary declines in the value of our investment in SSP of $5,892,315 and $9,277,219, respectively. A similar charge was taken in the fourth quarter of 2001 for $1,736,682. The carrying value of the investment as presented on the December 31, 2001 balance sheet was $11,160,758, which represented the closing value of the shares on the Nasdaq national exchange as of December 31, 2001.

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

        As of September 30, 2002, Wave owned 69% of WaveXpress while Sarnoff owned 26%. The equity interests of Wave, Sarnoff and Wave's affiliates referred to above, assuming all of Wave's and Sarnoff's convertible securities are converted and warrants are exercised, would be approximately 89%, 9% and 2%, respectively. On a fully diluted basis the interests of Wave, Sarnoff and all other shareholders and option holders would be 79%, 8% and 13% respectively. None of the minority shareholders have provided or are obligated to provide funding to WaveXpress. Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of Wave for all periods presented herein. In addition, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress' balance sheet and operating results in its consolidated financial statements. WaveXpress' net losses included in Wave's consolidated financial statements are $1.3 million and $1.5 million for the quarters ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, WaveXpress' net losses included in Wave's consolidated financial statements are $5.5 million compared to a net loss of $8.7 million for the nine months ended September 30, 2001.

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

7.
GlobalWave:

        On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock in exchange for 60% of the remaining assets of GlobalWave for a total purchase price of approximately $2,244,000. Prior to this purchase, Wave owned 40% of GlobalWave which it acquired through a series of transactions whereby our aggregate contributions included approximately $5,700,000 in cash and a grant to GlobalWave of a license to distribute content utilizing the Wave Commerce System in Europe, the Middle East and Africa. The purchase of the 60% of the remaining assets of GlobalWave was accounted for as an acquisition of assets and not considered a business combination, as GlobalWave had effectively ceased operations prior to the acquisition. In exchange for the 1,700,000 shares, Wave received approximately $1,380,000 in cash, tangible fixed assets of approximately $9,000 and the exclusive rights under the licenses that it had previously sold to GlobalWave, which granted GlobalWave the exclusive right to commercialize the Wave Commerce System in Europe; the Middle East and Africa. Wave incurred a charge to operations representing the amount by which the purchase price exceeded the tangible assets that Wave received of approximately $855,000. In addition. GlobalWare forgave its receivable from Wave of $188,000. The Net charge of approximately $666,000 has been presented in the Statement of Operations for the quarter and nine months ended September 30, 2002 as a reduction of the original $5 million license fee recorded in 1997, 1998 and 1999. Wave assumed no liabilities as a result of this transaction. Wave had previously accounted for its investment in GlobalWave using the equity method of accounting. Accordingly, Wave had recognized its proportionate share of GlobalWave's losses to the extent of its investment as of December 31, 2001 and therefore had suspended recording additional losses in excess of its commitment to fund at that date. For the nine months ended September 30, 2001, $1,427,318 in losses were recognized by Wave for its equity share of GlobalWave's losses in that quarter. Because Wave had recognized its equity in the losses of GlobalWave up to its total committed investment of approximately $5.7 million in 2001, no further losses associated with this investment were recognized during the nine months ended September 30, 2002.

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

        These loans were granted to the officers to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers' selling large blocks of shares. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. Two of the demand notes in the amount of $713,000 and $185,000 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates. As of September 30, 2002, the balances of these two notes including accrued interest were $789,000 and $198,000, respectively for a total of $987,000, in notes that are due in 2003. The remaining loan having an original face value of $165,000, the balance of which was approximately $174,000 including accrued interest as of September 30, 2002 came due in September 2002. On November 12, 2002, the Compensation Committee approved the payment of an extraordinary bonus to Mr. Sprague, which he used to repay the loan in full. Accordingly, Wave has recognized a reserve against the loan as additional bonus expense in selling, general and administrative expense in its statements of operations for the quarter and nine months ended September 30, 2002. Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a policy prohibiting future loans to officers and directors.

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

        The following sets forth reportable segment data:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Operating Revenues:
EMBASSY® Trusted Client Platform and Services	$69,845	$204,968	$393,252	$470,104
WaveXpress Data Broadcasting	—	19,800	—	19,800

Total Operating Revenues	69,845	224,768	393,252	489,904

(Net Loss):
EMBASSY® Trusted Client Platform and Services	(6,597,680)	(9,717,680)	(20,297,354)	(28,938,085)
WaveXpress Data Broadcasting	(1,273,167)	(1,509,747)	(5,428,907)	(8,460,219)

Total Segments Net Loss	(7,870,847)	(11,227,427)	(25,726,261)	(37,398,304)
Interest Income	99,310	518,305	407,718	2,359,469
Equity in net losses of equity method investees	—	(490,962)	—	(1,918,280)
License fee	(665,641)	—	(665,641)	—
Loss for Other than Temporary Decline in Marketable Equity Securities	(5,892,315)	—	(9,277,219)	—
Fee on termination of development contract	1,680,000	—	1,680,000	—

Net Loss	(12,649,493)	(11,200,084)	(33,581,403)	(36,957,115)

Depreciation and Amortization Expense:
EMBASSY® Trusted Client Platform and Services	227,298	822,391	1,126,887	2,473,383
WaveXpress Data Broadcasting	105,765	160,645	331,980	800,153

Total Depreciation and Amortization Expense	333,063	983,036	1,458,867	3,273,536

Capital Expenditures:
EMBASSY® Trusted Client Platform and Services	30,423	83,050	1,001,843	629,832
WaveXpress Data Broadcasting	—	32,621	66,113	174,990

Total Capital Expenditures	30,423	115,671	1,067,956	804,822

	As of
	September 30, 2002	December 31, 2001
Assets:
EMBASSY® Trusted Client Platform and Services	$27,058,353	$58,562,392
WaveXpress Data Broadcasting	717,835	1,671,910

Total Assets	$27,776,188	$60,234,302

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

Our Products

        Wave's products consist of ETS (described above), The Wave Commerce System, digital signature and electronic document management products and data broadcast products.

Products that make up the ETS include hardware and software. The hardware products that make up this product group are the EMBASSY 2100 security chip, and secure user input devices such as EMBASSY Smart Card Readers and EMBASSY Smart Card Reader Keyboards. These devices are being marketed to PC manufacturers as part of Wave's Trusted PC product that combines a smartcard reader or keyboard with security software applications. In addition Wave offers a Hardware Developer's Kit and an Applet Developer's Kit that are used by device manufacturers to develop EMBASSY enabled hardware products and software developers to write EMBASSY enabled software applications. The software products included in this product group are the Trust Assurance Network, which is the back office security infrastructure of the ETS, and Assistant, a client interface that allows the user to enter and store securely, their personal and financial data, personal identification numbers, passwords, digital certificates and other information that requires security. Wave also has several products within this category that are in various stages of development including its Cyber-Comm applet; a secure French banking application that runs on an EMBASSY chip, FINREAD; a JAVA interface for online transactions and TCPA Services, which are security applications that run on other chip manufacturers' platforms. Expected planned technology development costs to complete these products are approximately $6,500,000. However, we will continue to expend a significant amount of funds in the business development, marketing and sales areas in an effort to promote the market acceptance of these products.

The Wave Commerce System (the "Commerce System") allows flexible purchase models for the sale of digital content including rental, rent-to-own and event-based charges. The Commerce System comprises two main functions: authentication and commerce. Each of these functions provides multiple services enabled by the ETS. The authentication services component positively identifies the person wishing to access protected content. It accomplishes this through a protected applet in conjunction with the EMBASSY device. The goal of the Commerce System is to provide digital commerce, completely secure from unauthorized access. Web site owners would use authentication services to replace less secure username/password pairs with strong authentication. Content providers use commerce services to distribute digital content. This means that content, goods and services can be consumed with more efficient and flexible pricing, broader distribution opportunities and greater protection against unauthorized usage, with better privacy protection of the consumer's sensitive information. The Commerce System consists of the Wavemeter, a chip that performs metering and security functions at the client level and Wavenet, a back office infrastructure that performs secure digital rights management functions. Development of these products is complete with respect to their current versions, although development work for new features and functionality may be required. Presently, no further development work is planned with respect to this product group.

Wave's digital signature and electronic document management products include four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect. SmartSignature Version 3.0 is a digital signature application that connects signers and institutions—banks, insurance companies, enterprises etc.—through a legally binding digital signature. SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked. SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents. SmartSAFE also supports archival and management of unsigned documents in virtually any format. These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods. SmartSignature Version 3.0 and SmartSAFE Version 3.0 are currently in test implementations and Wave expects that these applications will be commercially released in the first quarter of 2003. SmartIdentity, an optional service to verify a signer's identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, is under development and expected to be completed by January 2003. Expected costs to complete development of these applications are approximately $350,000.

Wave offers its data broadcast products through WaveXpress, Inc., a joint venture between Wave and Sarnoff. WaveXpress TVTonic software is designed to offer cable television Multiple Service Operators ("MSOs") a complete solution for implementing IP Multicast. TVTonic, which consists of a customized browser that allows a user to view and manage rich digital content, server applications that broadcast this content to the users, and administrative functions used for billing and tracking of usage, is being actively marketed to MSOs. Wave believes that benefits of these products to MSOs include: new incremental revenue streams from dormant, underutilized and off-peak bandwidth, service bundling opportunities, flexible content and pricing offerings, strength of the ETS security products and an advanced consumer experience. The product has been released on a trial basis to internet users, however significant development is planned for the product to add additional features and functionality. Planned future development expenditures are expected to approximate $1,500,000.

As of September 30, 2002, Wave owned 69% of WaveXpress while Sarnoff owned 26%. The equity interests of Wave, Sarnoff and Wave's affiliates, assuming all of Wave's and Sarnoff's convertible securities are converted and warrants are exercised, would be approximately 89%, 9% and 2%, respectively.

Our Market

        Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a users' PC. Instead, hardware-based security is also needed to assure that data and access is strongly protected. Only when a PC is secured with technology that lies on the hardware platform (i.e. the processor, keyboard, etc), in effect creating a self-contained "lock-box" of security tolls within the computer itself, will the information stored on the platform be truly secure. Wave is seeking to become a leader in hardware based digital security and e-commerce technology. Our objective is to make our EMBASSY Trust System the preferred infrastructure for security in the digital economy. Wave believes that a key differentiator of the ETS is that it is open and programmable and combines the strong security of hardware with the flexibility of software. Wave believes that ultimately, a truly secure system must include hardware protection. Additionally, Wave foresees that single purpose hardware solutions will not be effective because the hardware will have to support multiple applications to be an effective solution. Therefore, in a business environment of evolving encryption algorithms, multiple digital rights management solutions, multiple platforms needing to be supported (PC, PDA, Mobile, set-top box); Wave's open and programmable, hardware based solution will have significant advantages over software only or single purpose hardware device solutions.

Because Wave's technology involves a new approach to conducting business and exchanging information using computer systems, as it will require that traditional software-based security be replaced with next generation hardware-based security, intensive marketing and sales efforts have been and will continue to be necessary in order to generate demand for products using Wave's technology, and to ensure that Wave's solution is accepted in this emerging market.

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

        Goodwill and Purchased Intangible Assets—In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests must be performed annually. Because Wave does not have any goodwill and/or other intangible assets which qualify for the prescribed treatment under SFAS No. 142, there is no impact of SFAS No. 142 to Wave's financial position or results of operations as of September 30, 2002 and for the quarter and nine months then ended.

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

        Revenue Recognition—Wave follows the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectability is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated, Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

PRODUCTS—SOFTWARE, AND HARDWARE.

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

        In October 2000, we entered into a $10 million comprehensive development agreement with SSP Solutions, Inc. (formerly BIZ Interactive Zone, Inc.) to integrate Wave's EMBASSY Trusted Client technology into the SSP Secure Service Provider™ Suite to be deployed in 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. In May 2001 the agreement was amended whereby under the amended terms of the agreement, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP agreed to place with Wave an open $5,000,000 purchase order for EMBASSY products. Payment terms of the agreement provide that SSP make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP fails to pay any monthly installment, within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the installment will automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP to be determined by dividing the unpaid amount by the fair market value of SSP common stock. As the contract was for a discrete project to integrate our technology with the SSP platform, revenue under the development services agreement has been recognized on a percentage of completion basis in accordance with SOP 97-2 as it relates to contract accounting under SOP 81-1. Percentage complete is determined based upon the actual costs incurred compared to the total estimated costs to complete, limited to the amount of cash received and milestones that are acknowledged by the customer as accomplished. Milestones include specific software development objectives that must be completed and accepted by SSP. As of December 31, 2001 Wave received $555,556 in cash and had not exercised any stock appreciation rights. Wave recognized approximately $358,000 in revenue under the development agreement at December 31, 2001 under the percentage of completion method of accounting.

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

        Selling, general and administrative expenses for the three months ended September 30, 2002 were $5,147,298, as compared to $6,895,629 for the comparable period of 2001, a decrease of 25%. The decrease was due in large part to decreases in salary and benefit costs totaling approximately $846,000 associated with headcount reductions, reductions in consulting and recruiting expenses totaling approximately $411,000, and travel and entertainment expense reductions of approximately $129,000. The headcount reductions were made primarily in the areas of product marketing and operations for positions that supported products and/or lines of business that Wave has de-emphasized or abandoned. Wave also reduced headcount in administrative and support areas within Wave where it was possible to consolidate and restructure certain functions. In addition, accrued litigation losses decreased by $910,000 due primarily to a $710,000 reserve that was recorded in the quarter ended September 30, 2001, related to a demand for arbitration brought by a former supplier against Wave. The arbitration arose out of a claim that Wave had breached a contract with the supplier to purchase computer components to be incorporated into an Internet security device produced by Wave. Wave reached a settlement in this matter in April of 2002, whereby $688,000 was paid to the former supplier. Depreciation expense also decreased by $153,000 reflecting assets that became fully depreciated or were written off prior to the quarter ended September 30, 2002. Marketing expenses increased by $533,000 resulting from a proposed distribution arrangement that Wave entered into with a personal computer manufacturer whereby Wave provided 8,500 of its EMBASSY Smart Card Readers to the manufacturer free of charge and the manufacturer will display, bundle and distribute the Smart Card Readers with some well identified configurations of its personal computers within certain European countries.    Wave entered into this arrangement based upon the condition that the manufacturer will develop a communication and marketing campaign in France and Benelux including Wave's name, logo and advertisement during the distribution period. These Smart Card Readers were included in Wave's inventory prior to the quarter ended September 30, 2002. As a result of the distribution arrangement described above, the inventory totaling approximately $509,000 was expensed as a marketing charge and was included in selling, general and administrative expense as the costs cannot be directly related to any particular revenues, but rather were incurred in the interests of developing consumer markets for Wave's products.

        Included in the amounts listed above are WaveXpress' selling, general and administrative expenses, which were $674,344 and $1,148,351 for the quarters ended September 30, 2002 and 2001, respectively. This 41% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above. Selling, general and administrative expenses are expected to remain flat or decrease over the foreseeable future depending upon the business needs of Wave.

        The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. As we have evolved our technology and expanded upon our original product vision, the business development activities and cost of supporting those activities has grown considerably. This growth is attributable to our expansion, as we have branched out into different technologies such as developing data broadcast technology with our investment in WaveXpress, the development of our existing open programmable architecture which was accomplished in large part through our acquisition of N*ABLE Technologies Inc., and our expansion into digital signature and electronic document management through our acquisition of SmartSignature and SmartSAFE. In addition, we have expanded internationally having made a significant investment in GlobalWave Limited and having developed Wave's Orvault, France office in an attempt to exploit overseas markets. The cost associated with supporting this expansion has been substantial and has added significantly to our cash requirements over the past several quarters.

        Research and development expenses for the three months ended September 30, 2002 were $2,768,094, as compared to $4,042,494 for the comparable period of 2001, a decrease of 32%. This decrease was primarily attributable to decreases in salaries fringe and benefit expenditures of $575,000 associated with headcount reductions as Wave continued to scale back its research and development efforts late in 2001 and in the first quarter of 2002. In addition, in the quarter ended September 30, 2001, Wave recorded a provision for inventory obsolescence totaling $550,000. This charge related to chips based on legacy technology. These write offs were charged off to research and development expense as commercial viability had not been established. WaveXpress' research and development expenditures included in the above were approximately $599,000 and $382,000 for the quarters ended September 30, 2002 and 2001, respectively, an increase of 57%. This increase was the result of an increase in consultant expenditures. Wave expects development expenditures of WaveXpress to remain flat over the foreseeable future.

        Wave incurred goodwill amortization of $430,158 for the three months ended September 30, 2001 associated with the acquisition of iShopHere.com. There was no goodwill amortization in 2002, as the goodwill associated with this acquisition was written off in the fourth quarter of 2001.

        For the quarter-ended September 30, 2002, Wave took a charge for an "other than temporary decline" in the value of its investment in SSP of $5,892,315. This charge was taken because it was determined that an other than temporary decline in SSP's share price had occurred due to concerns about SSP's financial condition and near-term prospects. The amount was calculated as the difference between the investment's previously adjusted cost basis versus its fair value based on the closing price of SSP as of September 30, 2002 on the Nasdaq national exchange, or $1.07 per share. As a result of this charge and similar charges that were taken in the six months ended June 30, 2002 and the fourth quarter of 2001 totaling $5,121,586, the cost basis of the investment as of September 30, 2002 has been adjusted to $3,298,899 from its original cost basis of $14,312,800 The carrying value of the investment as presented on the December 31, 2001 balance sheet was $11,160,758, which represented the closing value of the shares on the Nasdaq national exchange as of December 31, 2001.

        On September 30, 2002 Wave and SSP executed the Termination Agreement and Mutual Release in connection with a development agreement previously entered into between the parties whereby Wave was issued an additional 1,600,000 shares of SSP Class A Common Stock and the Note. The note is convertible into SSP Class A common stock at the rate of $1.35 which is subject to adjustments for anti-dilution stock splits, stock dividends, reclassifications, reorganizations and the like. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended. The shares that Wave received were recorded on it's balance sheet at estimated fair value based on the average closing price of the shares on the Nasdaq national exchange for the period from the two trading days before to the two trading days after the date of issuance of the shares, or $1.05 per share, for an aggregate value of $1,680,000. A gain of $1,680,000 was recognized in Wave's statement of earnings in connection with this transaction. No value has been assigned to the Note because Wave believes that recoverability of the note is in doubt due to SSP's adverse financial condition. Additionally, while SSP is required to register the shares of SSP issued to us in this transaction by April 1, 2003, the shares are currently not registered and our ability to sell the shares is restricted. Therefore, the value of these shares is subject to further declines in value prior to our ability to sell the shares.

        On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock in exchange for 60% of the remaining assets of GlobalWave, which had ceased all activities, for a total purchase price of approximately $2,244,000. Prior to this purchase, Wave had owned 40% of GlobalWave which it acquired through a series of transactions whereby Wave contributed approximately $5,700,000 in cash and granted GlobalWave a license to distribute content utilizing the Wave Commerce System in Europe, the Middle East and Africa. The purchase of the 60% of the remaining assets of GlobalWave was accounted for as an acquisition of assets and not considered a business combination, as GlobalWave had effectively ceased operations prior to the acquisition. In exchange for the 1,700,000 shares, Wave received approximately $1,380,000 in cash, tangible fixed assets of approximately $9,000 and the exclusive rights under the licenses that it had previously sold to GlobalWave, which granted GlobalWave the exclusive right to commercialize the Wave Commerce System in Europe, the Middle East and Africa. In addition, Wave was released from accounts payable to GlobalWave in the amount of $188,986. Because no value was assigned to the license due to the lack of any reliable attributes on which to value it, Wave incurred a charge to operations representing the amount by which the purchase price exceeded the tangible assets that Wave received of $854,627. This charge was offset by the reversal of the accounts payable to GlobalWave, resulting in a net charge on the transaction of $665,641. This charge has been presented in the Statement of Operations for the quarter ended September 30, 2002 as a reduction to the original $5 million license fee recorded in 1997, 1998 and 1999. Wave assumed no liabilities as a result of this transaction. Wave had previously accounted for its investment in GlobalWave using the equity method of accounting. Accordingly, Wave had recognized its proportionate share of GlobalWave's losses to the extent of its investment. For the quarter ended September 30, 2001, $490,962 in losses were recognized by Wave for its equity share of GlobalWave's losses in that quarter. Because Wave had recognized its equity in the losses of GlobalWave up to its total committed investment of approximately $5.7 million in 2001 and because GlobalWave effectively ceased operations, no further operating losses associated with equity method accounting for this investment were recognized during the quarter ended September 30, 2002.

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

        It is evident that revenue and gross margins during the nine-month period ended September 30, 2002 versus the same period in 2001 is indicative of a downward trend, with neither period showing significant revenues. The amount of revenues in both nine-month periods has not reached a level that would contribute significantly to Wave's operations and for the most part has been sporadic. Wave does not foresee that it will achieve significant revenues in the near term, the near term meaning over the next two fiscal quarters. Wave continues to work towards solidifying strategic alliances with the major personal computer manufacturers to forge collaborative efforts to distribute it's products to consumers, while also endeavoring to find markets for its products in the government and enterprise sectors by targeting large systems integrators. In order for Wave to achieve significant revenues it will have to be successful in these efforts, and while significant progress has been made, we are not in a position of a significant backlog of orders at this time, hence we expect to continue to experience this trend at least over the next two fiscal quarters. (See further discussion under "Liquidity and Capital Resources")

        Selling, general and administrative expense for the nine months ended September 30, 2002 were $15,274,063 as compared to $19,980,072 for the comparable period of 2001, a decrease of 24%. The decrease was consistent with the decrease in the quarter ended September 30, 2002 versus the prior year quarter (see above discussion), and was primarily due to decreases of $2,925,000 in salary and benefit costs associated with an overall headcount reduction, reductions in consulting of $597,000 and recruiting expenses of $162,000, travel and entertainment expense decreased $399,000, rent, utility and other facility expenses decreased by $383,000. In addition, product development expenditures decreased by $219,000. The headcount reductions of both employees and consultants were made primarily in the areas of product marketing and operations for positions that supported products and/or lines of business that Wave has de-emphasized or abandoned. These included our internet related businesses:

MyPublish.com; a service that allows individual publishers to offer digital content for sale via the MyPublish.com website, CharityWave.com; an online charitable donation service, Wave Direct; a website offering digital content that could be consumed using a Wave hardware device and iShopHere.com; an internet shopping portal. These products and services never reached full-scale production because the demand never reached a level that would warrant a full-scale production launch. The consultant positions that were eliminated as a result of the de-emphasis of these products were primarily involved in content preparation for these services (that is, the process of encrypting digital content to be consumed using the Wave Commerce System). Wave also reduced headcount in administrative and support areas within the company where it was possible to consolidate and restructure certain functions. Included in the amounts listed above are WaveXpress' selling, general and administrative expenses, which were $2,135,231and $4,023,700 for the nine months ended September 30, 2002 and 2001, respectively. This 47% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above. Selling, general and administrative expenses are expected to remain flat or decrease over the foreseeable future depending upon the business needs of Wave.

        The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. As we have evolved our technology and expanded upon our original product vision, the business development activities and cost of supporting those activities has grown considerably. This growth is attributable to our expansion, as we have branched out into different technologies such as developing data broadcast technology with our investment in WaveXpress, the development of our existing open programmable architecture which was accomplished in large part through our acquisition of N*ABLE Technologies Inc., and our expansion into digital signature and electronic document management through our acquisition of SmartSignature and SmartSAFE. In addition, we have expanded internationally having made a significant investment in GlobalWave Limited and having developed Wave's Orvault, France office in an attempt to exploit overseas markets. The cost associated with supporting this expansion has been substantial and has added significantly to our cash requirements over the past several quarters.

        Research and development expenses for the nine months ended September 30, 2002 were $9,040,981 as compared to $14,837,073 for the comparable period of 2001, a decrease of 39%. This decrease was attributable to decreases in salaries and fringe benefit expenditures of $1,311,000, consulting expense reductions of $2,219,000 and travel and training cost reductions of $152,000 associated with headcount reductions as Wave continued to scale back its research and development efforts late in 2001 and in the first quarter of 2002. In addition, in the nine month period ended September 30, 2001, Wave recorded a provision for inventory obsolescence totaling $933,304. This charge related to chips based on legacy technology. These write offs were charged off to research and development expense as commercial viability had not been established. Non-recurring engineering charges associated with research and development activities decreased by $300,000. Wave also reduced recruiting expenses for research and development personnel by approximately $195,000. In addition, depreciation and amortization expense was reduced by $465,000 as assets became fully depreciated and/or were written off in prior periods. WaveXpress' research and development expenditures included in the above were approximately $1,794,874 and $3,105,637 for the nine months ended September 30, 2002 and 2001, respectively, a decrease of 42%. This decrease was the result of reduced employee headcount, lower consultant expenditures, travel and amortization expense of intangible assets that were written off. Wave expects development expenditures of WaveXpress to remain flat over the foreseeable future.

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

        For the nine months ended September 30, 2002, Wave took a charge for an "other than temporary decline" in the value of its investment in SSP of $9,277,219. This charge was taken because it was determined that an other than temporary decline in SSP's share price had occurred due to concerns about SSP's financial condition and near-term prospects. The amount was calculated as the difference between the investment's previously adjusted cost basis versus its fair value based on the closing price of SSP as of September 30, 2002 on the Nasdaq national exchange, or $1.07 per share. As a result of this charge and a similar charge that was taken in the fourth quarter of 2001 for $1,736,682, the cost basis of the investment as of September 30, 2002 has been adjusted to $3,298,899 from its original cost basis of $14,302,800. The investment is presented on the December 31, 2001 balance sheet at $11,160,758, which represents the closing value of the shares on the Nasdaq national exchange on that date. The difference between the value and the adjusted cost basis is presented as an unrealized loss in stockholders' equity. Additionally, while this block of SSP shares are registered, the number of shares we hold, including those received in the termination agreement previously discussed, exceed the average daily trading volume of SSP shares and therefore our ability to sell the shares in the open market is somewhat limited. Therefore, the value of these shares is subject to further declines in value prior to our ability to sell the shares.

        On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock in exchange for 60% of the remaining assets of GlobalWave, which had ceased all activities, for a total purchase price of approximately $2,244,000. Prior to this purchase, Wave owned 40% of GlobalWave which it acquired through a series of transactions whereby Wave contributed approximately $5,700,000 in cash and granted GlobalWave a license to distribute content utilizing the Wave Commerce System in Europe, the Middle East and Africa. The purchase of the 60% of the remaining assets of GlobalWave was accounted for as an acquisition of assets and not considered a business combination, as GlobalWave had effectively ceased operations prior to the acquisition. In exchange for the 1,700,000 shares, Wave received approximately $1,380,000 in cash, tangible fixed assets of approximately $9,000 and the exclusive rights under the licenses that it had previously sold to GlobalWave, which granted GlobalWave the exclusive right to commercialize the Wave Commerce System in Europe, the Middle East and Africa. In addition, Wave was released from accounts payable to GlobalWave in the amount of $188,986. Because no value was assigned to the license due to the lack of any reliable attributes on which to value it, Wave incurred a charge to operations representing the amount by which the purchase price exceeded the tangible assets that Wave received of $854,627. This charge was offset by the reversal of the accounts payable to GlobalWave, resulting in a net loss on the transaction of $665,641. This charge has been presented in the statement of operations for the quarter ended September 30, 2002 as of reduction to the original $5 million license fee recorded in 1997, 1998 and 1999. Wave assumed no liabilities as a result of this transaction. Wave had previously accounted for its investment in GlobalWave using the equity method of accounting. Accordingly, Wave had recognized its proportionate share of GlobalWave's losses to the extent of its investment. For the nine months ended September 30, 2001, $1,918,280 in losses were recognized by Wave for its equity share of GlobalWave's losses in that nine month period. Because Wave had recognized its equity in the losses of GlobalWave up to its total committed investment of approximately $5.7 million in 2001 and because GlobalWave effectively ceased operations, no further operating losses associated with equity method accounting for this investment were recognized during the nin months ended September 30, 2002.

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

Liquidity and Capital Resources

        Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of September 30, 2002, had a $223,205,526 deficit accumulated during the development stage, and stockholders' equity of $24,313,922. Wave has financed its operations through September 30, 2002 principally through the issuance of Class A and B Common Stock and various series' preferred stock, for total proceeds of $204,813,000.

        As of September 30, 2002, Wave had $16,185,928 in cash and cash equivalents. As of December 31, 2001, Wave had $40,437,119 in cash and cash equivalents. Wave had marketable securities with a value of $5,014,246 ($5,010,899 of which is classified as non-current) as of September 30, 2002 and $11,171,124 ($11,160,758 of which is classified as non-current) as of December 31, 2001. The decrease in cash and cash equivalents resulted from $23,216,024 used in operating activities, $1,237,835 was used for investing activities (including $1,559,250 invested in GlobalWave to satisfy Wave's final commitment to fund GlobalWave) and $202,668 (including the payment of a bonus applied to an officer loan with an original principal amount of $164,319) was provided from financing activities.

        At September 30, 2002, Wave had working capital of $15,892,215 including loans receivable from officers totaling $1,262,090. These loans are due in February and March of 2003. In order to settle the remaining outstanding debt of its officers, Wave may grant extraordinary bonuses that may then be used to offset future bonuses if, in the opinion of the Board of Directors and the Compensation Committee, it is prudent to do so. Furthermore, Wave may negotiate repayment plans with the officers, whereby the outstanding balances would be repaid over a mutually beneficial time frame. If the loans are not repaid, we will not be able to use these loans as a source of funds for operations and the amount of capital we will need to raise will be greater. Wave expects to continue to incur substantial additional expenses resulting in significant losses for the foreseeable future. Considering our current cash balance and Wave's projected operating cash requirements, we anticipate that additional capital resources of approximately $10 million will be required to satisfy our cash flow requirements for the additional twelve month period ending September 30, 2003. In the event we are unable to raise additional capital, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into the second quarter of 2003, at our current expenditure rate.

        To alleviate the anticipated future cash shortfall referred to above Wave is exploring and pursuing a number of alternatives to raise capital or reduce expenditures including the following:

  •
  Equity and/or debt financings—Wave is actively pursuing various financing options through a variety of sources;

  •
  Sales of marketable securities—As described in previous sections of this report, Wave holds an investment in SSP, consisting of 4,683,000 shares of their common stock at total carrying value of approximately $5 million. Of these shares, 3,083,000 are freely tradable, and Wave has been granted registration rights to the remaining 1,600,000 shares. Although Wave is not currently actively trading these securities, we may pursue strategies to block trade these shares in order to liquidate this investment in the event that funds are needed to support our operations. However, it should be noted that the number of shares Wave holds significantly exceeds SSP's average daily trading volume, therefore there remains some uncertainty as to whether we could successfully liquidate our position in the short term. In addition, Wave has incurred unrealized losses on its investment in SSP, and there is a substantial continued risk that the value of this investment will decline further prior to Wave having the ability to liquidate its investment. (See Item 3 Quantitative and Qualitative Disclosures about Market Risk);

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Wave's investment portfolio consists of minority equity investments in publicly traded companies. Most predominantly, we hold 4,683,083 shares of SSP representing a 19.8% interest in SSP. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. These investments are inherently risky because the market for the technologies or products they have under development are typically in the early stages and may never materialize. In addition, the values of these investments are subject to significant market price volatility. For example, as a result of market price volatility, we experienced $9.3 million in unrealized losses during the nine months ended September 30, 2002 and a $1.7million decrease in net unrealized gains during the year ended December 31, 2001 that have been determined to be other than temporary. Accordingly, the value of these securities have been written down by a total of $11 million through charges against earnings. Also, our ability to sell these securities is limited as 1,600,000 of these shares are not registered and the average daily trading volume of SSP's shares is so low that our ability to effectively sell shares in the market is limited. Consequently, our investment in these shares is subject to further potential significant declines in value. These equity securities are held for purposes other than trading. The following table presents the change in fair values of Wave's investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through October 31, 2002:

	Fair Market Value ("FMV") at the lowest closing price from January 1, 2001 through October 31, 2002	FMV as of September 30, 2002	FMV at the highest closing price from January 1, 2001 through October 31, 2002
Corporate Equities	$3,992,826	$4,978,899	$23,351,133
Percentage decrease from highest closing price	83%	79%	—
Percentage decrease from FMV as of September 30, 2002	20%	—	—

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

  (b)
  Changes in internal controls. There were no significant changes in Wave's internal controls or in other factors that could significantly affect Wave's disclosure controls and procedures subsequent to the date of the CEO and CFO's evaluation, nor were there any significant deficiencies or material weaknesses in Wave's internal controls.

PART II—OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceed

Recent Sales of Unregistered Securities

        On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock to Redwave plc in exchange for 60% of the remaining assets of GlobalWave Ltd for a total purchase price of approximately $2,244,000. Prior to this purchase, Wave owned 40% of GlobalWave Ltd which it acquired through a series of transactions whereby our aggregate contributions included approximately $5,700,000 in cash and a grant to GlobalWave Ltd of a license to distribute content utilizing the Wave Commerce System in Europe, the Middle East and Africa. The purchase of the 60% of the remaining assets of GlobalWave Ltd was accounted for as an acquisition of assets and not considered a business combination, as GlobalWave Ltd had effectively ceased operations prior to the acquisition. In exchange for the 1,700,000 shares, Wave received approximately $1,380,000 in cash, tangible fixed assets of approximately $9,000 and the exclusive rights under the licenses that it had previously sold to GlobalWave Ltd, which granted GlobalWave Ltd the exclusive right to commercialize the Wave Commerce System in Europe; the Middle East and Africa. Wave incurred a charge to operations representing the amount by which the purchase price exceeded the tangible assets that Wave received of approximately $855,000. In addition, GlobalWave Ltd forgave its receivable from Wave of $188,000. The net charge of approximately $666,000 has been presented in the statement of operations for the quarter and nine months ended September 30, 2002 as an impairment charge of the acquired license. Wave assumed no liabilities as a result of this transaction. Wave had previously accounted for its investment in GlobalWave Ltd using the equity method of accounting.

        In completing this exchange, we relied upon Section 4(2) of the Securities Act of 1933 for exemption from registration of these securities, because it did not involve a public offering. Redwave plc is a wholly owned subsidiary of GlobalWave Group plc. All of the shareholders of GlobalWave Group plc had the right to vote on the transaction and all corporate action on the part of Redwave's and GlobalWave Group plc's directors and stockholders necessary for: (1) the authorization, execution, delivery of, and the performance of all obligations of Redwave under the Share Purchase Agreement, dated June 19, 2002, by and between Redwave, GlobalWave Group plc and Wave; and (b) the authorization, issuance, and delivery of all of the Ordinary Class A and Class B Shares of GlobalWave Ltd took place prior to the closing.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit #	Description of Exhibit
10.1*	Termination Agreement and Mutual Release between Wave Systems Corp. and SSP Solutions, Inc. (Incorporated herein by reference to Wave's Quarterly Report of Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002)
10.2*	Subordinated Convertible Promissory Note between Wave Systems Corp. and SSP Solutions, Inc. (Incorporated herein by reference to Wave's Quarterly Report of Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002)
10.3	Form of Share Purchase Agreement between Redwave plc, GlobalWave Group plc and Wave dated June 19, 2002
10.4	GlobalWave Group plc Notice of Extraordinary General Meeting dated June 20, 2002

*
Incorporated herein by reference.

(b)
Reports on Form 8-K:

        None.

SIGNATURE

        The undersigned hereby certify that the report contained herein fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, and the information contained herein fairly presents, in all material respects, the Company's financial condition and results of operations.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 18, 2003

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

Date: March 18, 2003

/s/ GERARD T. FEENEY Gerard T. Feeney Chief Financial Officer

QuickLinks

WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Unaudited Consolidated Balance Sheets
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Statements of Operations (Unaudited)
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Statements of Cash Flows (Unaudited)
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Unaudited)
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Notes To Consolidated Financial Statements September 30, 2002 and 2001
Our Business
Our Products
Our Market
R&D
SIGNATURE
CERTIFICATIONS