Form 10-K
period 2002-12-31
WAVE SYSTEMS CORP
filed 2003-03-31
CIK 919013

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

Class A Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicatae by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of December 31, 2002 was $67,479,663 (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

        As of March 20, 2003, there were 51,781,918 shares of the registrant's Class A Common Stock and 314,225 shares of the registrant's Class B Common Stock outstanding.

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

        Wave Systems Corp. is a development stage company. We have not realized any significant revenues since we began our operations in 1988. We do not expect to begin to realize significant revenues until the latter part of 2003, or until we are successful with our strategy which is to achieve broad market acceptance of our technology as a standard platform for hardware based trusted computing. Revenues have been nominal in relation to our expenditures due to the highly complex nature of the technology that we are developing and the early stage nature of the market for products that utilize this technology. As a result, we have experienced a slow pattern of corporate development. As of December 31, 2002, we have working capital of approximately $8.8 million. Considering our current cash balance and Wave's projected operating cash requirements we anticipate that we will need $11 million of additional cash to satisfy our current forecasted cash flow requirements for the twelve-month period ending December 31, 2003. In addition to what we are forecasting in gross margins for fiscal 2003, we estimate having to raise a minimum of approximately $5 million in capital, in order to fund our operations through 2003. However, if we are unable to achieve the revenue targets in our business plan, the amount of capital that we will need to raise will be greater. In order to raise the additional cash required for Wave's operations, Wave has engaged an investment banking firm and is exploring a number of financing alternatives which include debt or equity financing (or a combination of both) or one or more commercial or strategic transactions. In the event that we are successful in executing this business plan for 2003, we will need to begin to generate sufficient sales to fund operations in future years, or we will be required to raise additional capital to continue beyond 2003. Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured additional financing and uncertainty as to whether we will achieve our sales forecast of our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

EMBASSY Products and Services

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

        Products that make up the ETS include hardware and software. The hardware products that make up this product group are the EMBASSY chip and secure user input devices such as EMBASSY Smart Card Readers and EMBASSY Smart Card Reader Keyboards. These devices are being marketed to PC manufacturers as part of Wave's Trusted PC product that combines a smartcard reader or keyboard with security software applications. In addition Wave offers a Hardware Developer's Kit and an Applet Developer's Kit that are used by device manufacturers to develop EMBASSY enabled hardware products and software developers to write EMBASSY enabled software applications. The software products included in this product group are the Trust Assurance Network, which is the back office security infrastructure of the ETS, and Assistant, a client interface that allows the user to securely enter and store, their personal and financial data, personal identification numbers, passwords, digital certificates and other information that requires security. Wave also has several products within this category that are in various stages of development including its Cyber-Comm applet; a secure French banking application that runs on an EMBASSY chip, FINREAD; a JAVA interface for online transactions and Trusted Computing Platform Alliance ("TCPA") Services; security applications that run on other chip manufacturers' security chips known as Trusted Platform Modules ("TPM's"). Expected planned technology development costs to complete these products are approximately $4,500,000. However, we will continue to expend a significant amount of funds in the business development, marketing and sales areas in an effort to promote the market acceptance of these products.

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

        The Commerce System consists of the Wavemeter, a chip that performs metering and security functions at the client level and the Wavenet back-office ("Wavenet"). Wavenet is a network of servers that supply full e-commerce functions, customer relationship management tools, security capabilities and digital rights management. Wavenet is transparent to the consumer. All of the account specific commerce functionality occurs at the user's personal computer containing an EMBASSY device. Wavenet provides the back-office capabilities that support the following capabilities: content protection, content use metering, micro-transactions, Internet based communities, Internet based strong authentication and e-commerce. Development of these products is complete with respect to their current versions, although development work for new features and functionality may be required. Presently, no further development work is planned with respect to this product group.

Digital Signature and Electronic Document Management

        On October 4, 2001 Wave acquired digital signature and electronic document management technology, SmartSignature and SmartSAFE from SignOnLine, Inc. ("SignOnLine"), a California-based company. This group now consists of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect. SmartSignature Version 3.0 is a digital signature application that connects signers and institutions—banks, insurance companies, enterprises etc.—through a legally binding digital signature. SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked. SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents. SmartSAFE also supports archival and management of unsigned documents in virtually any format. These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods. SmartSignature Version 3.0 and SmartSAFE Version 3.0 have been completed and Wave has commercially released these products in the first quarter of 2003. Additional development work for enhancements to these products has also commenced during the first quarter of 2003. SmartIdentity, an optional service to verify a signer's identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, is substantially complete and ready for release in the second quarter of 2003. Expected costs to complete development of the product enhancements referred to above are approximately $300,000.

Data Broadcast

        Wave offers its data broadcast products through WaveXpress Inc. ("WaveXpress"), a joint venture between Wave and Sarnoff Corporation. WaveXpress' TVTonic software is designed to offer cable television multiple service operators ("MSOs") a complete solution for implementing Internet Protocol Multicast that allows the consumer to experience and manage rich digital content on their PC. TVTonic, which consists of a customized browser that allows a user to view and manage rich digital content, server applications that broadcast this content to the users, and administrative functions used for billing and tracking of usage, is being actively marketed to MSOs. Wave believes the benefits of this product to MSOs include: new incremental revenue streams from dormant, underutilized and off-peak bandwidth, service bundling opportunities, flexible content and pricing offerings, strength of the ETS security products and an advanced consumer experience. The product has been released on a trial basis to Internet users, however significant development is planned for the product to add additional features and functionality. Planned future development expenditures are expected to approximate $1,000,000. As of December 31, 2002, Wave owned 69% of WaveXpress and Sarnoff owned 26%.

        Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

        Wave, as well as WaveXpress, is a development stage company and has realized minimal operating revenues since our inception. Substantially all of Wave's revenues in each of the three years ended December 31, 2002 have been related to the ETS. For the years ended December 31, 2002, 2001, and 2000 Wave incurred losses to common shareholders of approximately $43,467,000, $48,701,000, and $47,656,000, respectively. At December 31, 2002 we had an accumulated deficit of approximately $233,092,000. There can be no assurance that we will ever be successful in achieving commercial acceptance of our products and services.

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

  Pursue Strategic Marketing and Distribution Alliances

        We intend to continue to enter into strategic alliances with key partners that could distribute our products in enterprise, government and consumer markets, and to build upon our alliances with such industry leaders as Samsung Electro-Mechanics Co., Ltd, Maximus, and NEC Computers International. In addition, we are engaged in strategic activities with semi-conductor manufacturers National Semiconductor and Infineon Technologies to deploy EMBASSY services on their TCPA compliant TPMs.

  Enhancing our Current Product Offerings and Products in Development

        We intend to continue to develop and extend our existing product offerings to include features and functionality that will satisfy the changing needs in the computer security arena and the computing and e-commerce industries in general. Planned development efforts that enhance or utilize existing technologies include building upon and enhancing our Trusted PC product (a product being jointly marketed with NEC Computers International to consumers that bundles an NEC PC with an EMBASSY enabled device such as a smart card reader or smart card reader keyboard to deliver applications to make the PC more secure), the packaging of existing EMBASSY applications in an effort to license these applications to developers of TCPA compliant TPM's and to continue development efforts towards standards-based security platforms (such as the European Transactional IC Card Reader standard, FINREAD). We also intend to continue to develop enhancements to SmartSignature and SmartSAFE products that we acquired (see "Digital Signature and Electronic Document Management" above) and we have initiated development of enhancements to launch WaveXpress' TVTonic as an enterprise application. New products that Wave is planning on developing over the ensuing period will consist primarily of new TCPA software applications for generic non-EMBASSY TPM's. These development efforts will likely be significant, and Wave intends to expend a substantial portion of its research and development resources towards these enhancements as well as significant marketing and corporate development funds to introduce the products and build market demand. As a result, although Wave has reduced its research and development expenditures in 2002, the continued research and development efforts will require substantial capital resources, which will likely necessitate the need for further funding so that Wave may ultimately be able to capitalize on the future market opportunities for its products and services. It is expected that these product enhancements and new product development activities will continue, for at least until the end of calendar year 2003.

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

        The following is a list of Wave's customers that made up 10% of revenue or greater, including the type of sale and market segment:

Customer	Product or Service Sold	Market Segment	Percentage of Total Revenue in 2002
SSP Solutions, Inc.	Development contract	Government	44%
CIBC World Markets Corp.USA	Services contract	Banking and Finance	21%
BV Hagenuk CPS	Hardware	Device Manufacturer	14%

        Wave does not anticipate significant recurring sales from the customers identified above. All of our Sales were derived from within our ETS product group.

        Our sales force will focus on business development opportunities in these key markets and others. Within these key markets we will focus on closing business with large systems integrators, financial institutions, Cable MSOs, personal computer manufacturers, and government and enterprise customers.

Backlog

        Wave's backlog as of December 31, 2002 and December 31, 2001 totaled $0 and $243,000, respectively. Wave's backlog as of December 31, 2001 consisted of hardware sales and development contract revenue that was recognized in 2002. Backlog can fluctuate greatly based upon, among other matters, the timing and receipt of orders. Therefore, backlog may not represent a fair indication of future business trends.

Competition

        We operate in a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than us. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby they can gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of content protection solutions has remained slow. The markets for our products are developing and have not yet established clearly defined industry standards. Wave's primary competitors include security solutions providers such as Checkpoint Software Technologies Ltd, Verisign, Inc., RSA Security, Inc., Aladdin Knowledge Systems, Inc. and Baltimore Technologies plc as well as digital certificate authorities including Geotrust, Inc. and Entrust, Inc. In addition we compete with manufacturers of secure input devices including SCM Microsystems, Inc., Covadis SA and SafeNet, Inc.

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

        One of the market challenges facing Wave is the establishment of a newly defined market category for multifunction security devices that includes a more complex business model for adoption.    While Wave has developed a very complex cryptographic system that required significant skills and resources, the market for security solutions that are as complex as those developed by Wave has not materialized. As a result, Wave has been unable to commercialize the technology it has developed. It is also possible for other competitors to develop similar offerings to compete with the ETS, or new technologies may emerge that could replace existing technology that our products rely on, thereby making our products non-competitive or obsolete. We can offer no assurances that Wave's products will become industry standards or become widely accepted by the marketplace.

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

        Wave has been issued eleven (11) United States patents relating to encryption and to our proprietary EMBASSY and Wave Commerce technology. We also have six (6) patents pending before the United States Patent Office. In addition, we have filed foreign patent applications for seven patents. Our patents are material to protecting some of our technology.

        Some of our patent rights derive from a license from Wave's former Chairman, Mr. Peter J. Sprague, of his rights in these patents, and several agreements with former officers regarding their rights in these patents. The license agreement with Mr. Sprague requires us to make royalty payments to him and Dr. John R. Michener, a former officer, in a total amount equal to two percent of gross revenues less certain adjustments. This royalty payment is apportioned 75 percent to Mr. Sprague and 25 percent to Dr. Michener. The payment of royalties is secured by a security interest in and to our patents. We believe that these agreements as a whole provide us with exclusive rights under our patents. There can by no assurance that we will enjoy exclusive rights to these patents under such agreements.

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

        We have registered trademark and service mark registrations with the United States Patent and Trademark Office for the marks WaveMeter and WaveNet, EMBASSY, Great Stuff Network, Second Shift (the Wave juggler logo), WaveCommerce, Wave Interactive Network, WaveDirect, WINPublish, WINPurchase, CablePC, iShopHere and Face/Eye logo (iShopHere.com face logo). We have submitted trademark registrations for, EMBASSY System, Netpass, CharityWave and Trust @ the Edge, Signon-line, Inc., Smartsignature, Smartsafe and others. Wave intends to apply for additional name and logo marks in the United States and foreign jurisdictions as appropriate. No assurance can be given that federal registration of any of these trademarks in the United States will be granted. We have abandoned our prior applications for DataWave, InfoWave, and WaveTrac.

Research and Development

        Wave's products incorporate semiconductor, encryption/decryption, software transaction processing and other technologies in which we have made a substantial investment in research and development. We will likely be required to continue to make substantial investments in the design of trusted computing applications and services, including the EMBASSY trust platform, the Commerce System our SmartSignature and SmartSAFE products, and IP Multicasting products. For the years ended December 31, 2002, 2001, and 2000 we expended approximately $12 million, $17.7 million, and $20.9 million, respectively, on research and development activities. Planned development expenditures for the year ended December 31, 2003 are expected to approximate $9,000,000. A substantial portion of this expenditure will be used to package existing EMBASSY applications and developing new applications in an effort to license these applications to developers of TCPA compliant TPM's that compete with EMBASSY as a standard trust platform for secure computing. In addition, we continue to pursue deployment of EMBASSY in conjunction with the introduction by NEC Computers International of a trusted PC offering that utilizes the EMBASSY Smartcard reader and EMBASSY applications.

Recent Developments

Contract with SSP Solutions, Inc.

        On September 30, 2002, Wave and SSP executed a Termination Agreement and Mutual Release whereby Wave was issued an additional 1,600,000 shares of SSP Class A Common Stock and a $270,000 non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 (the "Note") as a fee for the termination by SSP of a software development contract. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended. The contract, entered into October of 2000, was originally for $10 million to integrate Wave's EMBASSY Trusted Client technology into SSP's suite of products for deployment into 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. It was subsequently amended in May of 2001, whereby the parties agreed to a $5 million development services contract pursuant to which Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP agreed to place with Wave an open $5 million purchase order for EMBASSY products. Wave received $555,556 in cash for payment of services performed pursuant to the contract. The shares that Wave received were recorded on the its balance sheet at estimated fair value of $1,680,000. A termination fee of $1,680,000 was recognized in Wave's statement of operations in connection with this transaction.

        On December 13, 2002 SSP exercised its right to convert the Note into 200,000 shares of SSP common stock. The 200,000 shares that Wave received from the Note conversion were initially recorded on the balance sheet at $0.69 per share, for an aggregate value of $138,000.

Acquisition of 60% of GlobalWave Ltd

        On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock in exchange for 60% of the remaining assets of GlobalWave Ltd, a joint venture that was previously 40% owned by Wave, for a total purchase price of approximately $2,244,000. The purchase of the 60% of the remaining assets of GlobalWave was accounted for as an acquisition of assets and not considered a business combination, as GlobalWave had effectively ceased operations prior to the acquisition. In exchange for the 1,700,000 shares, Wave received approximately $1,380,000 in cash, tangible fixed assets of approximately $9,000 and the exclusive rights under the licenses that it had previously sold to GlobalWave, which granted GlobalWave the exclusive right to commercialize the Wave Commerce System in Europe, the Middle East and Africa. Wave incurred a charge to operations representing the amount by which the purchase price exceeded the tangible assets that Wave received of approximately $855,000. In addition, GlobalWave forgave its receivable from Wave of $189,000. The net charge of approximately $666,000 has been presented in the statement of operations for the year ended December 31, 2002 as an impairment charge of the acquired license. Wave assumed no liabilities as a result of this transaction.

Introduction of TCPA Compliant Products

        During 2002, several manufacturers of semiconductors for the PC industry announced products that have the capability to function as TPM's that meet the TCPA standard for trusted computing. (Compaq Computer, Hewlett-Packard, IBM, Intel and Microsoft established the TCPA in an effort to define and promote trusted computing. The TCPA has over 170 member companies, from various technology sectors. The TCPA has defined a device known as the Trusted Platform Module (TPM), a device that offers protected storage, platform authentication, protected cryptographic processes and attestable state capabilities to provide the first level of trust for the computing platform.) The offering of these products by major suppliers of semiconductors to the PC market is an important development in the creation of the market for hardware based trusted computing. As a result of this development, Wave has begun executing a strategy to leverage the work it has done in developing a hardware trusted computing platform towards becoming a major developer of services to this market, the development of which is beginning to be driven by some of the major suppliers of semiconductors to the PC industry. Wave is actively pursuing business relationships with these companies in an effort to become a developer of applications that will be essential to the deployment of these new products, thereby creating a substantial new revenue opportunity for Wave. For example, we've engaged in joint promotional activities with both National Semiconductor and Infineon Technologies to promote each other's products and services and we have demonstrated the enabling of Wave's EMBASSY suite of secure services on both the National and Infineon TPM.

Employees

        As of December 31, 2002, we employed 126 full-time employees, 49 of whom were involved in sales, marketing and administration and 77 of whom were involved in research and development (including 21 employed by WaveXpress, 6 of whom were in sales, marketing and administration and 15 of whom were involved in research and development.) As of December 31, 2002 we retained the services of 6 full-time consultants, 1 of whom was retained by WaveXpress. We believe our employee relations are satisfactory.

Item 2.    Properties

        Summarized below is a listing of properties leased by Wave. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

Facility	Sq. Ft.	Monthly Base Rent	Utility/Common Costs	Lease Expires
Lee, MA	16,548	$8,356	$4,247	Aug. 2004
New York, NY	4,500	7,500	0	Mar. 2003
Nashville, TN	5,757	3,512	545	Sept. 2003
Princeton, NJ	11,000	22,000	1,238	Jun. 2003
Cupertino, CA	10,028	14,039	8,019	Feb. 2008
New York, NY	7,169	25,360	4,936	Apr. 2006
Orvault, France	1,000	7,681	0	Sept. 2010

Item 3.    Legal Proceedings

        As of December 31, 2002 Wave was not involved in any material litigation, nor, to management's knowledge is any material litigation threatened against them or their properties other than routine litigation arising in the ordinary course of business.

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

	High	Low
Year Ended December 31, 2002
First Quarter	$2.92	$1.58
Second Quarter	2.51	1.17
Third Quarter	2.08	1.18
Fourth Quarter	1.90	1.20
Year Ended December 31, 2001
First Quarter	$9.34	$3.47
Second Quarter	5.37	3.26
Third Quarter	4.19	1.69
Fourth Quarter	3.48	1.52

        As of March 20, 2003, there were approximately 28,000 holders of our Class A Common Stock. As of such date, there were 30 holders of our Class B Common Stock.

        On March 20, 2003, the last sale price reported on the Nasdaq National Market for the Class A Common Stock was $0.92.

        We have never declared nor paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Item 6.    Selected Financial Data

Statement of Operations Data

	Year-ended December 31,
	2002	2001	2000	1999	1998
Revenues, Net	$446,588	$692,125	$332,522	$187,515	$47,681
Cost of Sales	202,208	369,959	58,864	93,170	37,488

Gross Margin	244,380	322,166	273,658	94,345	10,193

Operating expenses:
Selling, general and administrative	19,188,046	24,184,317	26,553,634	16,749,276	11,945,273
Research and development	12,009,713	17,691,051	20,866,055	10,697,971	6,247,105
Restructuring and other special charges	726,280	—	—	—	—
Acquisition Costs	—	—	—	1,494,000	—
Amortization of Goodwill	—	1,720,632	573,544	—	—
Write-off of Goodwill	—	2,284,570	—	—	—
Write-off Impaired Assets	1,571,031	1,761,917	—	—	—
In-Process Research & Development	—	—	2,176,000	—	—

	33,495,070	47,642,487	50,169,233	28,941,247	18,192,378

Other income (expense):
ITG Technology License Fee	—	—	—	1,250,000	2,750,000
License ITG Warrant Cost	—	—	—	—	(1,100,000)
Loss on Other than Temporary Decline in Equity Securities	(11,513,099)	(1,736,682)	—	—	—
Equity in net losses of GlobalWave	—	(2,332,159)	(3,406,491)	—	—
Gain on termination of development contract	1,818,000	—	—	—	—
Provision for loss on officer note receivable	(999,518)	—	—	—	—
Net interest and other income (expense)	477,902	2,688,105	5,646,173	(455,670)	(53,842)

Net loss	(43,467,405)	(48,701,057)	(47,655,893)	(28,052,572)	(16,586,027)
Accrued dividends on preferred stock	—	—	—	13,239	108,863
Assured incremental yield	—	—	—	—	750,000

Net loss to common stockholders	$(43,467,405)	$(48,701,057)	$(47,655,893)	$(28,065,811)	$(17,444,890)

Weighted average number of common shares outstanding during the period	51,135,548	49,949,875	46,149,587	38,365,573	31,580,665
Loss per common share-basic and diluted	$(0.85)	$(0.97)	$(1.03)	$(.73)	$(.55)

Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

See Notes to Financial Statements

Balance Sheet Data

	As of December 31
	2002	2001	2000	1999	1998
Working capital (deficiency).	$8,754,620	$36,963,617	$76,099,347	$4,870,443	$(770,959)
Total assets	18,209,372	60,234,302	98,084,061	16,531,883	6,023,991
Long-term liabilities	—	—	—	—	—
Total Liabilities	3,667,533	6,428,896	7,870,009	6,823,643	5,289,634
Redeemable preferred stock	—	—	—	—	493,201

Total stockholders' equity	$14,541,839	$53,805,406	$90,214,452	$9,708,240	$241,156

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Wave develops, produces and markets hardware and software based digital security products for the Internet and e-commerce. Since our inception in February of 1988, we have devoted substantially all of our efforts and resources to research, feasibility studies, design, development, and market testing of our products and technology. As our research and development activities matured, we have devoted increased resources to the creation of content distribution services, market development and the application of our technology to end-user products and services. However, the market for our products and services is still developing and is continually evolving. Wave's offering represents a highly complex architecture designed to solve many of the security issues currently present with e-commerce and with computer systems in general such as identity theft, fraudulent transactions, virus attacks, unauthorized access to restricted networks and other security problems that users of computer systems generally encounter. Moreover, Wave's technology involves a new approach to conducting business and exchanging information using computer systems and, as a result, intensive marketing and sales efforts have been and will continue to be necessary in order to generate demand for products using Wave's technology. From inception through December 31, 2002, we have realized only minimal operating revenues, and do not anticipate significant revenues until well into the next fiscal year. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. There are numerous risks that could adversely affect our efforts to achieve profitability.

        For the years ended December 31 2002, 2001 and 2000 we have incurred approximately $19.2 million, $24.2 million, and $26.6 million in selling, general and administrative expenses, respectively. The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. As we have evolved our technology and expanded upon our original product vision, the business development activities and cost of supporting those activities has grown considerably. This growth is attributable to our expansion, as we have branched out into different technologies such as developing data broadcast technology with the investment into WaveXpress, the development of our existing open programmable architecture which was accomplished in large part through our acquisition of N*ABLE Technologies, Inc. ("N*ABLE"), and our expansion into digital signature and electronic document management through our acquisition of SmartSignature and SmartSAFE.    In addition, we have expanded internationally having made a significant investment in GlobalWave in an attempt to exploit overseas markets. The cost associated with supporting this expansion has been substantial and has added significantly to our cash requirements over the past three years. Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing salable products and markets for our technology.

        In June 2000, Wave increased its ownership percentage of GlobalWave, from 25% to 40%.    On October 10, 2000, Wave entered into an agreement with GlobalWave and its Joint Venture partner Redwave, plc., formerly Internet Technology Group, plc. ("ITG"), to subscribe for additional shares to maintain a 40% ownership interest in the venture. As consideration for the additional shares, Wave committed to invest approximately $5.7 million in cash and development services. Wave accounted for its investment in GlobalWave using the equity method of accounting, and accordingly recognized its share (40%) of GlobalWave's results of operations in the accompanying consolidated statement of operations, to the extent of its investment in GlobalWave of $5.7 million. On July 24, 2002 Wave acquired the remaining 60% of Global Wave in exchange for 1,700,000 shares of its Class A Common Stock for a total purchase price of approximately $2,244,000. The purchase of the 60% of the remaining assets of GlobalWave was accounted for as an acquisition of assets and not considered a business combination, as GlobalWave had effectively ceased operations prior to the acquisition. In exchange for the 1,700,000 shares, Wave received approximately $1,380,000 in cash, tangible fixed assets of approximately $9,000 and the exclusive rights under the licenses that it had previously sold to GlobalWave, which granted GlobalWave the exclusive right to commercialize the Wave Commerce System in Europe; the Middle East and Africa. Wave incurred a charge to operations representing the amount by which the purchase price exceeded the tangible assets that Wave received of approximately $855,000. In addition, GlobalWave forgave its receivable from Wave of $189,000. The net charge of approximately $666,000 has been presented in the statement of operations for the quarter and year ended December 31, 2002 as an impairment charge of the acquired license. Wave assumed no liabilities as a result of this transaction.

        On July 27, 1999, Wave completed the acquisition of N*ABLE, a security solutions company that produced hardware-based security solutions for the protection of sensitive user data within network client systems, including a hardware-based security co-processor that manages the secure transfer of payment or sensitive personal information to and from desktop computers. Wave paid the shareholders of N*ABLE total consideration of 2,280,821 shares of our Class A Common Stock (subject to certain post closing adjustments). The closing price per share as of the closing date was $10.38. Founded in 1996, N*ABLE was located in Danvers, Massachusetts, with offices in Cupertino, California and Bouguenais, France. The transaction was accounted for under the pooling-of-interests method of accounting and the financial data in the Selected Financial Data table above and in the discussion below has been restated for all periods assuming the acquisition occurred on the first day of the first period presented.

        In April 1999, WaveXpress, a joint venture between Wave and Sarnoff was established. For technology licensed to WaveXpress, Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave and its affiliates who purchased, for a nominal amount, founders stock in April 1999 owned the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague; Wave's former Chairman and Steven Sprague; Wave's Chief Executive Officer, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group owned, in the aggregate, 7% of the outstanding capital stock of WaveXpress. As of December 31, 2002, Wave owned 69% of WaveXpress while Sarnoff owned 26%. The equity interests of Wave, Sarnoff and all other shareholders including the employee stock option pool, assuming all of Wave's and Sarnoff's convertible securities are converted and warrants are exercised, would be approximately 83%, 7%, and 9%, respectively. Wave is also funding WaveXpress through a series of convertible notes and expects to continue to provide funding until an external round of funding can be attained. These notes can be converted into equity by Wave. Through December 31, 2002, Wave has loaned approximately $29.0 million in funds under these notes, of which $9.5 million had been converted to shares of WaveXpress common stock as of December 31, 2002.

        The financial statements of WaveXpress have been consolidated with those of Wave for the years ended December 31, 2002, 2001 and 2000. As the joint venture minority partners, Sarnoff and the Wave affiliates, have not contributed any cash and are not required to fund the operations of the joint venture, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore, has reflected 100% of WaveXpress' operating results in these consolidated financial statements.

        The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in Item 8.

Critical Accounting Policies

        Wave's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, marketable securities, valuation of long-lived and intangible assets accounting for joint ventures and software development. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Marketable Securities—Investments, which consist solely of equity securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, investments are classified as "trading", "available-for sale" or "held to maturity". "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Available-for-sale" securities are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders' equity. Unrealized losses that are determined to be other than temporary are recognized as charges against earnings. Factors considered when determining if an other than temporary decline has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. "Held to maturity" securities are debt securities that are intended to be held to maturity and are recorded at amortized cost. As of December 31, 2002, all of Wave's investments have been classified as available-for-sale.

        Inventories—Inventories, which are stated at the lower of cost or net realizable value, consist of inventory held for resale to customers. Cost is determined on the first-in, first-out basis and includes freight and other incidental costs incurred. Judgment is involved in evaluating backlog and in assessing the recoverability of inventory held at the balance sheet date. Wave provides inventory allowances based on the determination of excess and obsolete inventories as determined through the evaluation of future sales and changes in technology.

        Research and Development and Software Development Costs—Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established and the product has achieved commercial marketability, all development costs should be capitalized until the product is available for general release to customers. We consider technological feasibility to be established upon completion of a detail program design for our SmartSignature and SmartSAFE product development. Judgment is required in determining when the technological feasibility of a product is established, if the product has achieved commercial marketability and in estimating the life of the product for which the capitalized costs will be amortized.

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of—Wave reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No.86. Wave is required to assess the recoverability of long-lived assets and capitalized software costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

  •
  significant negative industry or economic trends; and

  •
  significant decline in our stock price for a sustained period.

        In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 86, when we determine that the carrying value of certain other types of long-lived assets may not be recoverable we evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. Changes in judgments on any of these factors could impact the value of the asset being evaluated.

        Wave adopted SFAS No. 144 during the first quarter of fiscal year2002 without a material impact on its financial position or results of operations.

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

        Wave follows the provisions of statement of position "SOP" 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

        In October 2000, we entered into a $10 million comprehensive development agreement with SSP Solutions to integrate Wave's EMBASSY Trusted Client technology into the SSP Secure Service Provider™ Suite to be deployed in 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. In May 2001 the agreement was amended whereby under the amended terms of the agreement, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP Solutions agreed to place with Wave an open $5,000,000 purchase order for EMBASSY products. Payment terms of the agreement provide that SSP Solutions make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP Solutions fails to pay any monthly installment, within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the installment shall automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP Solutions to be determined by dividing the unpaid amount by the fair market value of SSP Solutions common stock. As the contract was for a discrete project to integrate our technology with the SSP platform, revenue under the development services agreement has been recognized on a percentage of completion basis in accordance with SOP 97-2 as it relates to contract accounting under SOP 81-1. Percentage complete is determined based upon the actual costs incurred compared to the total estimated costs to complete, subject to cash received and milestones accomplished. Milestones include specific software development objectives that must be completed and accepted by SSP Solutions. As of December 31, 2002 Wave had received $555,556 in cash and has not exercised any stock appreciation rights. We have recognized approximately $198,000 and $358,000 in revenue under the development agreement for the years ended December 31, 2002 and 2001, respectively.

Comparison of the years ended December 31, 2002 and 2001

Results of Operations

        For the twelve months ended December 31, 2002 and December 31, 2001, revenues were $446,588 and $692,125, respectively. The decrease in revenue is attributable to decreases in hardware, services, and licensing revenues, as set forth in the following table:

	2002	2001	Increase/(Decrease)	% Change
Product	$121,974	$192,506	$(70,532)	(37%)
Services	310,573	430,724	(120,151)	(28%)
Licensing and Other	14,041	68,895	(54,854)	(80%)

Total Net Revenues	446,588	692,125	$(245,537)	(35%)

        The service contract revenue was derived primarily from a development contract with SSP Solutions, a shareholder of Wave. Wave also owns 19.80% of SSP Solutions. The service contract revenue derived from this development contract for the year ended December 31, 2002 was $197,965, or 64% of the total service contract revenue versus $357,591, or 83% of the total service contract revenue for the year ended December 31, 2001. Revenue on the contract was recognized on a percentage of completion basis limited to cash received and milestones accomplished. In February 2002, SSP formally requested that Wave suspend work on the development contract referred to above and that their remaining commitment and payments be applied toward alternative projects. Work under this contract was suspended during the first quarter of 2002, and the contract was formerly terminated pursuant to a settlement that was reached on September 30, 2002.

        Cost of sales for the twelve months ended December 31, 2002, was $202,208 compared with $369,959 for the same period in 2001. Gross profit was $244,380, representing a gross profit margin of 55% for the year ended December 31, 2002 versus gross profit of $322,166 representing a gross profit margin of 47% for the year ended December 31, 2001. The $77,786 decrease in gross profit was primarily the result of the overall decrease in sales, offset in part with a higher gross profit margin for the year ended December 31, 2002.

        Revenue and gross margins during the year ended December 31, 2002 versus the same period in 2001 is indicative of a downward trend, with neither period showing significant revenues. The amount of revenues in both years has not reached a level that would contribute significantly to Wave's operations and has been sporadic. Wave does not foresee that it will achieve significant revenues at least until the latter part of 2003. Our sales forecast for the year ended December 31, 2003 approximates $5 million in gross margin contribution. However, this forecast is not supported by a backlog of orders at this time, but rather the anticipation that various deals that we are currently pursuing will close. Wave continues to work towards solidifying strategic alliances with the major personal computer manufacturers to forge collaborative efforts to distribute its products to consumers, while also endeavoring to find markets for its products in the government and enterprise sectors by targeting large systems integrators. We are also actively pursuing agreements with manufacturers of non-EMBASSY TCPA compliant TPM's to provide services to run on these platforms. In order for Wave to achieve significant revenues it will have to be successful in these efforts, and while significant progress has been made, we are not in a position of a significant backlog of orders at this time, hence we expect to continue to experience this trend at least over the next two to three fiscal quarters. (See further discussion under "Liquidity and Capital Resources")

        Research and development expenses for the twelve months ended December 31, 2002 were $12,009,713, as compared to $17,691,051 for the comparable period of 2001. This 32% decrease in research and development expenses was primarily attributable to lower consultant costs, which decreased by $1,696,000 and salary and fringe cost reductions of approximately $1,569,000 associated with headcount reductions, due to less design and development activities in 2002. In addition, Wave reduced product development expenses by $1,302,000 and depreciation expense was reduced by $512,000, due to assets becoming fully depreciated. WaveXpress' research and development expenses were $2,331,080 for the year ended December 31, 2002 versus $3,916,845 for the year ended December 31, 2001. The amounts set forth for WaveXpress are included in the consolidated amounts referred to herein. Also, the reasons for the reduction in expenditures set forth above pertain to both Wave as a whole and WaveXpress.

        Selling, general and administrative expenses for the twelve months ended December 31, 2002 were $19,188,046 as compared to $24,184,317 for the comparable period of 2001. The 21% decrease in selling, general and administrative expenses was attributable to several factors. Wave reduced employee compensation and fringe expenses by approximately $3,500,000 by reducing its selling, general and administrative headcount by an average of thirty-three positions. Bonuses of approximately $936,000 and $1,570,000 were paid to employees for the years ended December 31, 2002 and 2001, respectively, accounting for $634,000 of the overall reduction in compensation costs. Wave also reduced professional fees expense by approximately $358,000 by eliminating three consultant positions. Additionally, during 2002 Wave undertook an aggressive cost cutting program that resulted in reductions in travel and entertainment expenses of $478,000 and reductions to telecommunications expenses totaling $163,000. In addition, Wave reduced office rent expense by approximately $296,000 as a result of the termination of its WaveXpress lease, and its move into smaller, less costly office space. WaveXpress incurred selling, general and administrative expenses of $2,506,768 in 2002, compared to $4,800,927 for 2001, for a decrease of 48%. The reasons set forth above encompass WaveXpress as well as Wave as a whole.

        During the year ended December 31, 2002, Wave completed a restructuring and cost reduction program to prioritize its initiatives, reduce expenses and improve efficiency. This program included a workforce reduction, the relocation of its WaveXpress office and restructuring of certain business functions. As a result of this program, Wave recorded restructuring costs and other charges of $726,280 consisting of $229,000 in severance benefits associated with the workforce reduction, $426,000 for lease termination fees and brokerage fees and $71,000 for moving expenses related to the WaveXpress office relocation. All of these costs were incurred or paid by March 31, 2002. In connection with this program, Wave reduced its workforce by a total of thirty-six employees, nineteen of which were in research and development and seventeen that were in selling, general and administrative departments.

All employees were notified of the work force reduction during the three months ended March 31, 2002. In addition, Wave recorded an impairment charge of $905,390 for abandoned leasehold improvements and other tangible fixed assets that were disposed of or removed from operations. In the third quarter of 2002, Wave recorded an additional impairment charge which was associated with a license that was acquired in connection with its purchase of 60% of GlobalWave Group plc of $665,641. As a result of these two impairment events, total asset impairment charges for the twelve months ended December 31, 2002 were $1,571,031. For the year ended December 31, 2001, Wave took a charge of $1,562,500 to write-off a technology license that it had purchased in connection with the development of the WaveXpress data broadcast system, and wrote off $199,417 for hardware, also part of the WaveXpress terrestrial data casting system. These write-offs totaling $1,761,917 were the result of modifications to WaveXpress' business model; consequently, the value of these assets became impaired because they were no longer needed in the business and had no alternative uses.

        Goodwill amortization associated with the acquisition of the assets of Indigo Networks, LLC, for the year ended December 31, 2002 was $0 versus $1,720,632 in the year ended December 31, 2001. Due to the decline in Internet related business conditions, Wave wrote off the remainder of the unamortized goodwill and purchased intangible assets totaling $2,284,570 associated with this acquisition in the fourth quarter of 2001. Accordingly, no intangible assets were subject to amortization expense for the year ended December 31, 2002.

Other Income and Expenses

        Interest income for the year ended December 31, 2002 was $477,902 versus $2,688,105 for the year ended December 31, 2001, for a decrease of 82%. This decrease resulted from a decrease in interest bearing assets during 2002 and lower rates earned on those interest-bearing assets.

        Equity in losses of GlobalWave were $0 and $2,332,159 for the year ended December 31, 2002 and 2001, respectively. Wave recognized its share in GlobalWave's losses to the extent of its committed investment in GlobalWave of $5.7 million. Because Wave recognized losses equal to its committed investment as of December 31, 2001, no further losses were recognized in 2002 in connection with GlobalWave's operations.

        For the year ended December 31, 2002, Wave took a charge for an "other than temporary decline" in the value of its investment in SSP of $11,513,099. This charge was taken because it was determined that an other than temporary decline in SSP's share price had occurred due to concerns about SSP's financial condition and near-term prospects. The amount was calculated as the difference between the previously adjusted cost basis of Wave's 4,883,083 shares of SSP, 3,083,083 of which were acquired in February 2001 and 1,800,000 were acquired as settlement for termination of a development agreement (discussed below), versus the fair value of the shares based on the closing price of SSP as of December 31, 2002 on the Nasdaq national exchange, or $0.59 per share. As a result of this charge and a similar charge that was taken in the fourth quarter of 2001 for $1,736,682, the cost basis of the investment as of December 31, 2002 has been adjusted to $2,881,019 from its original cost basis of $16,130,800. The investment is presented on the December 31, 2001 balance sheet at $11,160,758, which represents the closing value of the shares on the Nasdaq national exchange on that date. The difference between the value and the adjusted cost basis is presented as an unrealized loss in stockholders' equity. Additionally, while this block of SSP shares are registered, the number of shares we hold, including those received in the termination agreement (discussed below), exceed the average daily trading volume of SSP shares and therefore our ability to sell the shares in the open market is somewhat limited. Therefore, the value of these shares may be subject to further declines in value prior to our ability to sell the shares.

        On September 30, 2002 Wave and SSP executed the Termination Agreement and Mutual Release in connection with a development agreement previously entered into between the parties whereby Wave was issued an additional 1,600,000 shares of SSP Class A Common Stock and a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000 (the "Note"). The Note was convertible into SSP Class A common stock at the conversion rate of $1.35, subject to adjustments for anti-dilution stock splits, stock dividends, reclassifications, reorganizations and the like. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended. The shares that Wave received were recorded on its balance sheet at estimated fair value based on the average closing price of the shares on the Nasdaq national exchange for the period from the two trading days before to the two trading days after the date of issuance of the shares, or $1.05 per share, for an aggregate value of $1,680,000. On December 31, 2002, SSP exercised its right to convert the Note and issue to Wave 200,000 shares of SSP common stock at the conversion rate of $1.35. The shares that Wave received from the Note conversion were recorded at a value per share of $0.69, for an aggregate value of $138,000. In connection with the Termination Agreement and the Note conversion, a gain of $1,818,000 was recognized in Wave's statement of earnings for the year ended December 31, 2002. SSP is required to register the shares issued to Wave from this transaction by April 1, 2003. The shares are currently not registered and our ability to sell the shares is restricted. Therefore, these shares may be subject to declines in value prior to our ability to sell the shares.

        In the quarter ended December 31, 2002, Wave has recorded a reserve for uncollectibility of $999,518 in respect of certain notes receivable from Peter J. Sprague, Wave's former Chairman. One of the loans with a balance of approximately $799,000 was due on February 29, 2003. The Company has determined that Mr. Sprague is unable to repay the loan promptly. Mr. Sprague resigned as Chairman of Wave as of March 31, 2003. Wave intends to engage Mr. Sprague as Chairman and Chief Executive Officer of WaveXpress. Wave intends to diligently pursue collection of Mr. Sprague's loan.

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

        The service contract revenue was derived primarily from a development contract with SSP. At December 31, 2001, Wave owned 14.95% of SSP. The service contract revenue derived from this development contract for the year ended December 31, 2001 was $357,591, or 83% of the total service contract revenue. Revenue on the contract was recognized on a percentage of completion basis limited to cash received and milestones accomplished. Cost of sales for the twelve months ended December 31, 2001, was $369,959 compared with $58,864 for the same period in 2000. Cost of sales in 2001 was not comparable to costs of sales for 2000, as the sales mix differed substantially in 2001 versus 2000. Sales in the year-ended 2001 from contracts and hardware produced profit margins of 45% versus sales for the year ended 2000 that consisted largely of license revenues, producing a much higher overall profit margin of 82%.

        Research and development expenses for the twelve months ended December 31, 2001 were $17,691,051, as compared to $20,866,055 for the comparable period of 2000. This 15% decrease in research and development expenses was primarily attributable to lower consultant costs, which decreased by $2,669,000, associated with a lessened design and development effort with respect to our proprietary integrated circuit technology and software. Significant development initiatives undertaken during the year ended December 31, 2000 included major enhancements to Wavenet, the development of EMBASSY II, the development of the EMBASSY applet developers kit, the creation of the "Trust Assurance Network" and the development of core EMBASSY applets. Many of these projects were substantially completed near the end of the first quarter of 2001. Accordingly, as the development of these projects were substantially complete, Wave reduced its consultant work force early in 2001 resulting in significantly less research and development costs incurred during the year. WaveXpress' research and development expenses were $3,916,845 for the year ended December 31, 2001 versus $5,188,098 for the year ended December 31, 2000. The amounts set forth above include the WaveXpress amounts referred to herein. Also, the reasons for the reduction in expenditures set forth above pertain to both Wave as a whole and WaveXpress.

        Selling, general and administrative expenses for the twelve months ended December 31, 2001 were $24,184,317 as compared to $26,553,634 for the comparable period of 2000. The 9% decrease in selling, general and administrative expenses was attributable to several factors. A number of consultant positions were eliminated during 2001 and were either not replaced or were converted to in-house employees, reducing the overall cost per headcount. Consultants that supported products and/or lines of business that Wave had been developing during the year ended December 31, 2000, but later de-emphasized, or abandoned in 2001 were eliminated. These included our Internet related businesses; MyPublish.com; a service that allows individual publishers to offer digital content for sale via the MyPublish.com website, CharityWave.com; an on-line charitable donation service, Wave Direct; a website offering digital content that could be consumed using a Wave hardware device and iShopHere.com; an internet shopping portal, and products that relied upon legacy hardware technology, that became obsolete. These products and services never reached full scale production as the demand never reached a level that would have warranted a full scale production launch. Reductions of consultant and professional fees accounted for cost reductions of approximately $895,000. The consultant services that were eliminated primarily involved the process of content preparation (that is, the process of encrypting digital content to be consumed using the Commerce System). Wave also reduced trade show costs by $320,000 and advertising and marketing expenses by $362,000. These savings were achieved by attending fewer trade shows and by bringing the corporate marketing function in-house and using fewer outside marketing consultants. Additionally, during 2001 Wave undertook an aggressive cost cutting program that resulted in reductions in travel and entertainment expenses of $681,000 and reductions of office supplies expenses totaling $357,000. Finally, substantial savings were achieved by eliminating recruiting expenses of $1,044,000 as Wave stabilized its work force late in the year-ended 2000 and into 2001. Offsetting these reductions were increases to employee compensation and fringe expenses totaling $898,000 and litigation settlements of $410,000. Bonuses of approximately $1,570,000 and $1,616,000 were paid to employees for the years ended December 31, 2001 and 2000, respectively. WaveXpress incurred selling, general and administrative expenses of $4,800,927 in 2001, compared to $4,992,285 for 2000, for a decrease of 4%. The reasons set forth above encompass WaveXpress as well as Wave as a whole.

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

        In the first quarter of 2001, we took a charge of $1,562,500 to write off a technology license that was purchased in connection with the development of the WaveXpress data broadcast system. Additionally in the fourth quarter of 2001, Wave wrote off $199,417 for hardware; also part of the WaveXpress terrestrial data casting system. These write-offs totaling $1,761,917 were the result of modifications to WaveXpress' business model; consequently, the value of these assets became impaired because they were no longer needed in the business and had no alternative uses.

        As a result of the decline in current business conditions, and our realignment of resources to focus on what it considers high-growth markets and core opportunities, Wave recorded in the fourth quarter of 2001, a charge of $2,284,570 related to the impairment of goodwill and purchased intangible assets associated with the purchase of Indigo Networks. This amount is equal to the carrying amount of the assets prior to the impairment charge. Accordingly, the carrying amount of the goodwill and purchased intangible assets as of December 31, 2001 was $0.

        We recorded a provision for inventory obsolescence totaling $933,304 in 2001. This charge related to chips based on legacy technology that Wave was no longer actively marketing, and therefore became impaired.

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

Other Income and Expenses

        Interest income for the year ended December 31, 2001 was $2,688,105 versus $5,103,716 for the year ended December 31, 2000, for a decrease of 47%. This decrease resulted from a decrease in interest bearing assets during 2001 and lower rates earned on those interest-bearing assets. Equity in losses of GlobalWave were $2,332,159 and $3,406,491 for the year ended December 31, 2001 and 2000, respectively. The decrease resulted from a reduction in GlobalWave's net loss, and Wave's portion being limited to Wave's investment in GlobalWave of $5.7 million, which was reached in the fourth quarter of 2001.

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

Liquidity and capital resources

        We have experienced net losses and negative cash flow from operations since our inception, and, as of December 31, 2002, had a deficit accumulated during the development stage of $233,091,528. Total stockholders' equity as of December 31, 2002 was $14,541,839. We have financed our operations principally through the issuance of Class A and B Common Stock and various series of preferred stock, for total proceeds since inception of approximately $204,819,000.

        At December 31, 2002, we had $10,221,124 in unrestricted cash and cash equivalents. At December 31, 2001, we had $40,437,119 in cash and cash equivalents. We held non-current marketable equity securities with a value of $2,881,016 as of December 31, 2002 versus $11,171,124 ($11,160,758 of which was classified as non-current) in marketable securities at December 31, 2001. The decrease in cash and cash equivalents resulted from $29,096,904 used in operating activities. Investing activities used $1,327,509 for the purchase of property and equipment totaling approximately $1,149,000, which amount included development of capitalized software of approximately $800,000. Also included in investing activities was approximately $1,559,000 used to meet our final funding commitment to GlobalWave. This was offset by $1,380,000 in cash that we received when we subsequently purchased the 60% of GlobalWave that we had previously not owned. In addition, $208,418 was provided in financing activities that consisted of repayment of a loan granted an officer for $164,319, and proceeds from the issuance of Common Stock from exercises of employee stock options and warrants totaling $44,099.

        Wave's significant commitments with respect to leases, inventory purchases and software development contracts are as follows:

	2003	2004	2005	2006	2007	Thereafter	Total
Leases	$702,000	$589,000	$574,000	$376,000	$280,000	$285,000	$2,806,000
Software Development	300,000	—	—	—	—	—	300,000

Total Commitments	$1,002,000	$589,000	$574,000	$376,000	$280,000	$285,000	$3,106,000

        WaveXpress has been funded entirely by Wave through a series of convertible promissory notes (the "Notes"). Through December 31, 2002 Wave had provided approximately $32.6 million in funds under the Notes, including accrued interest of $3.6 million. Wave expects to continue funding WaveXpress through the Notes and similar notes at least through the first quarter of 2003. Presently, Wave has committed to funding WaveXpress up to an additional $1.0 million under the Notes.

        As of December 31, 2002, we had available net operating loss carryforwards for Federal income tax purposes of approximately $179 million. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there has been such a cumulative change in ownership. However, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994.

        Wave had outstanding loans receivable from officers totaling $1,277,860 less a reserve for uncollectibility of $999,518 for a net balance of $278,342 as of December 31, 2002. Some of the loans, as indicated below were extended beyond their original terms by one year, prior to the enactment of the Sarbanes-Oxley Act of 2002. These loans and the extensions thereon were granted to the officers to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted and extended as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate. The due date of the demand note was subsequently extended until March 26, 2003. On March 27, 2003, the Compensation Committee approved an extraordinary bonus in an amount equal to Mr. Feeney's obligations with respect to such loan and accrued interest. Proceeds of this extraordinary bonus will be used to repay the loan and all interest accrued on such loan. Wave intends to take this extraordinary bonus into account when considering future bonus awards to Mr. Feeney.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, former Chairman of Wave totaling approximately $1,062,000. The loans were evidenced by demand notes for $713,000 dated February 27, 2001, $185,000 dated July 25, 2001 and $164,000 dated September 5, 2001. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. The loan that was due dated September 5, 2001 having an original face value of $165,000, the balance of which was approximately $174,000 including accrued interest as of September 30, 2002 came due in September 2002. On November 12, 2002, the Compensation Committee approved the payment of an extraordinary bonus to Mr. Sprague, which he used to repay the loan in full. Accordingly, Wave has recognized approximately $174,000 as bonus expense in selling, general and administrative expense in its statements of operations for the year ended December 31, 2002. The remaining demand notes in the amount of $713,000 and $185,000 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates, prior to the enactment of the Sarbanes-Oxley Act of 2002. As of December 31, 2002, the balances of these two notes including accrued interest were approximately $799,000 and $201,000, respectively for a total of approximately $1,000,000, in notes that are due in 2003. It should be noted that the note that was due on February 27, 2003 is still outstanding as of March 20, 2003. In the quarter ended December 31, 2002, Wave has recorded a reserve for uncollectibility of approximately $1,000,000 in respect to these notes. The Company has determined that Mr. Sprague is unable to repay the loan promptly. Mr. Sprague resigned as Chairman of Wave as of March 31, 2003. Wave intends to engage Mr. Sprague as Chairman and Chief Executive Officer of WaveXpress. Wave intends to diligently pursue collection of Mr. Sprague's loan.

        Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a policy prohibiting future loans to officers and directors.

        At December 31, 2002, we had working capital of $8,754,620, including the loans receivable from officers referred to above, totaling $1,277,860 less the uncollectibility reserve of $999,518 for a balance of $278,342. If the loans are not repaid, we will not be able to use these loans as a source of funds for operations and the amount of capital we will need to raise will be greater.

        Wave's consolidated financial statements as of December 31, 2002 have been prepared under the assumption that we will continue as a going concern. Wave's independent auditors, KPMG LLP, have issued a report dated March 31, 2003, that included an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern beyond the second quarter of 2003. (See Note 2 to Wave's consolidated financial statements.)

        Wave has incurred substantial operating losses since its inception, and as of December 31, 2002 has an accumulated deficit of approximately $233 million. We also expect we will incur an operating loss for the calendar year 2003. Considering our current cash balance and Wave's projected operating cash requirements, we anticipate that we will need $11 million of additional cash to satisfy our current forecasted cash flow requirements for the twelve month period ending December 31, 2003. In addition to what we are forecasting for gross margins for fiscal 2003, we estimate having to raise a minimum of approximately $5 million in capital in order to fund our operations through 2003. In the event we are unable to raise additional capital, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into the second quarter of 2003, at our current expenditure rate. In order to raise the additional cash required for Wave's operations, Wave has engaged an investment banking firm and is exploring a number of financing alternatives which include debt or equity financing (or a combination of both) or one or more commercial or strategic transactions.

        As Wave has not yet attained commercial acceptance of its products and has not generated any significant operating revenue, considerable uncertainty currently exists with respect to the adequacy of current funds to support our activities beyond the second quarter of 2003. If Wave is not successful in raising sufficient capital, it will not be able to continue as a going concern.

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on Wave's financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on Wave's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Wave's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on Wave's financial statements.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

        Wave's investment portfolio consists of minority equity investments in publicly traded companies. Most predominantly, we hold 4,883,083 shares of common stock, representing a 19.80% equity interest in SSP Solutions. These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We recorded charges against earnings associated with losses in value on our investment in SSP Solutions that were considered to be "other than temporary" of $11.5 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively. Also, our ability to sell these securities is limited as 1,800,000 of these shares are not registered and the average daily trading volume of SSP's shares is so low that our ability to effectively sell shares in the market is limited. Consequently, our investment in these shares is subject to further potential significant declines in value. The following table presents the hypothetical change in fair values of Wave's investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through March 20, 2003:

	Fair Market Value ("FMV") at the lowest closing price from January 1, 2001 through March 20, 2003	FMV as of December 31, 2002	FMV at the highest closing price from January 1, 2001 through March 20, 2003
Corporate Equities	$2,636,865	$2,881,016	$20,348,348
Percentage decrease from highest closing price	87%	86%	—
Percentage decrease from FMV as of December 31, 2002	8%	—	—

        Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 8% and 87% of the fair market value of these investments as of December 31, 2002. The amount of such hypothetical future losses in fair market value would be equal to $230,000, $2,500,000 and $2,500,000, using hypothetical losses of 8%, 86% and 87%, respectively.

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

Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

        Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Positions held with Wave Systems Corp.; Other Directorships	Director Since
Peter J. Sprague(1)(4)	64	Chairman of the Board since 1988; Chief Executive Officer Wave from July 1991 to March 2000; Director of WaveXpress, (a majority-owned subsidiary of Wave), uWink.com, Inc. and SemEquip, Inc.; President of KWI, Inc.; Trustee of the Strang Clinic; Member of Academy of Distinguished Entrepreneurs, Babson College. Mr. Sprague is the father of Steven Sprague, President and Chief Executive Officer of Wave. Mr. Sprague has resigned as an officer and a director of Wave, effective March 31, 2003.	1988
John E. Bagalay, Jr., Ph.D. (1)(2)(3)(4)(5)	69	Senior Advisor to the Chancellor of Boston University since January 1998; Chief Operating Officer of Eurus Technologies, Inc. from January 1999 to December 1999 and Chief Financial Officer of Eurus International, Limited (formerly known as Eurus Technologies, Inc.) since January 1999; President and CEO of Cytogen Corporation from January 1998 to January 1999 and Chief Financial Officer from October 1997 to September 1998; Managing Director, Community Technology Fund, venture capital affiliate of Boston University from September 1989 to December 1997; former General Counsel of Lower Colorado River Authority, Texas Commerce Bancshares, Inc. and Houston First Financial Group; Director of Cytogen Corporation, Decorize, Inc., and several privately held companies. Mr. Bagalay's term as director expires in 2003.	1993
Nolan Bushnell(3)	60	Chairman and Chief Executive Officer of uWink.com, Inc. since December 1999 where he is leading the development of streaming media distribution models for internet entertainment. Mr. Bushnell's term as director expires in 2003.	1999
George Gilder(4)	63	Chairman of the Executive Committee of Wave since 1996; Senior Fellow at the Discovery Institute in Seattle, Washington; author of several books, including Life After Television, Microcosm, The Spirit of Enterprise, Wealth and Poverty and most recently Telecosm; contributing editor to Forbes Magazine; Chairman of Gilder Technology Group, Inc. (publisher of monthly technology reports); former chairman of the Lehrman Institute Economic Roundtable; former Program Director for the Manhattan Institute; recipient of White House award for Entrepreneurial Excellence from President Reagan. Mr. Gilder's term as director expires in 2003.	1993

John E. McConnaughy, Jr. (1)(2)(3)(4)(5)	73	Chairman and Chief Executive Officer of JEMC Corporation; Director of Varsity Brands Inc., Levcor International, Inc., Fortune Natural Resources, Inc., Overhill Farms, Inc. and Consumer Portfolio Services Inc. Mr. McConnaughy is also Chairman of the Board of Trustees of the Strang Clinic and the Chairman Emeritus of the Board of the Harlem School of the Arts. Mr McConnaughy's term as director expires in 2003.	1988
Steven Sprague	38	President and Chief Executive Officer of Wave since March 2000; President and Chief Operating Officer of Wave from May 1996 to March 2000; President of Wave Interactive Network from June 1995 to December 30, 1996; Chief Executive Officer and Chairman of the Board of Directors of WaveXpress, (a majority-owned subsidiary of Wave) and Vice President and director of Specialty Broadcast Networks, Inc. Mr. Sprague is the son of Peter J. Sprague, former Chairman of the Company. Mr. Sprague's term as director expires in 2003.	1997

Biographical Information Regarding Executive Officer Who Is Not A Director

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Positions held with Wave Systems Corp.; Other Directorships	Officer Since
Gerard T. Feeney	44	Secretary of Wave since February 1999, Senior Vice President of Finance and Administration, and Chief Financial Officer of Wave since June 1998; Vice President of Finance and Operations and Chief Financial Officer of Xionics Document Technologies, Inc. from 1991 to 1998.	1998

(1)
Member of Nominating Committee.
(2)
Member of Compensation Committee.
(3)
Member of Audit Committee.
(4)
Member of Executive Committee.
(5)
Independent Audit Committee financial expert.

Involvement in Certain Legal Proceedings

        Mr. McConnaughy was the Chairman of the Board of the Excellence Group, LLC, which filed a petition for Bankruptcy under Chapter 11 of the U.S. Federal bankruptcy laws in January 1999. The Excellence Group's subsidiaries produced labels for a variety of customer.

        Mr. Peter J. Sprague is President of KWI, Inc., which filed a petition for Bankruptcy under Chapter 11 of the U.S. Federal bankruptcy laws in December 2001. KWI is a water treatment company.

Item 11.    Executive Compensation

  Summary Compensation Table

        The following table sets forth information with respect to the compensation paid or awarded by Wave to the Chief Executive Officer and the other executive officers whose cash compensation exceeded $100,000. (collectively, the "Named Executive Officers") for services rendered in all capacities during 2002, 2001 and 2000.

Long-Term Compensation Awards
Annual Compensation
Name and Principal Position					Number of Shares Underlying Options(#)
	Year	Salary($)		Bonus($)
Peter J. Sprague(1) Chairman	2002 2001 2000	$ $	185,000 185,000 185,000	200,391 105,000 150,000	200,000 200,000 100,000
Steven Sprague(2) President and Chief Executive Officer	2002 2001 2000		250,000 250,000 250,000	161,500 175,000 250,000	252,500 250,000 500,000
Gerard T. Feeney(3) Senior Vice President, Chief Financial Officer and Secretary	2002 2001 2000		185,000 185,000 185,000	102,000 105,000 150,000	150,000 150,000 100,000

(1)
Mr. Peter Sprague was awarded a bonus of $150,000 that was paid in 2000 and was fully applied to his outstanding loans with Wave. In 2002 Mr. Sprague was awarded an extraordinary bonus of approximately $174,000 that was applied in full to his outstanding loan with Wave. Mr. Sprague has resigned as an officer and director of Wave, effective March 31, 2003.
(2)
Mr. Steven Sprague was elected President and Chief Executive Officer of Wave on June 26, 2000. Previously, Mr. Sprague was President and Chief Operating Officer of Wave from May 23, 1996 until he was elected Chief Executive Officer.
(3)
Mr. Gerard T. Feeney was hired as Senior Vice President, Finance and Administration and Chief Financial Officer on June 8, 1998 and was elected Secretary on February 25, 1999.

  Option Grants in Last Fiscal Year

        The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 2002 by Wave to the Named Executive Officers.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (1)
	Number of Shares Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price ($/Share)	Expiration Date
					5% ($)	10% ($)
Peter J. Sprague	200,000	12.4%	$2.01	2/1/12	$252,816	$640,684
Steven Sprague	252,500	15.7%	$2.01	2/1/12	319,180	808,864
Gerard T. Feeney	150,000	9.3%	$2.01	2/1/12	189,612	480,513

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

  Fiscal Year End Option Value Table

        The following table sets forth information regarding the aggregate number and value of options held by the Named Executive Officers as of December 31, 2002, and the aggregate number and value of options exercised by the Named Executive Officers during 2002.

			Number of Shares Underlying Unexercised Options at December 31, 2002(#)
					Value of Unexercised In-The-Money Options at December 31, 2002($)(1)
Name	Shares Acquired on Exercise	Value Received
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter J. Sprague	-0-	$-0-	955,833	366,667	$32,693	$-0-
Steven Sprague	-0-	-0-	1,336,172	585,833	66,227	-0-
Gerard T. Feeney	-0-	-0-	466,667	283,333	-0-	-0-

(1)
The last reported bid price for Wave's Class A Common Stock on December 31, 2002 was $1.33 per share. Value is calculated on the basis of the difference between the respective option exercise prices and $1.33, multiplied by the number of shares of common stock underlying the respective options.

Employment Contracts

        Wave has an employment agreement with Steven Sprague that provides that Mr. Sprague shall serve as President and Chief Executive Officer of Wave for consecutive one year terms unless either party provides written notice to the other of its/his intention not to renew the contract not less than sixty (60) days prior to the expiration of the then current term. The employment agreement provides that Mr. Sprague will be paid a minimum base salary of $185,000 per year subject to increase from time to time as determined by action of the Board of Directors. The employment agreement also provides that Mr. Sprague will be entitled to operational bonuses based on performance. In the event that Mr. Sprague's employment is terminated without cause or in certain other circumstances, Mr. Sprague will be paid a lump sum in an amount equal to three (3) year's annual base salary then in effect, and continue health insurance and other benefits for a period equal to the remaining Term of Employment then in effect. This employment agreement also contains a two year post termination covenant not to compete.

        Wave also has an employment agreement with Gerard T. Feeney that provides that Mr. Feeney shall serve as Senior Vice President, Finance and Administration and Chief Financial Officer of Wave for consecutive one year terms unless either party provides written notice to the other of its/his intention not to renew the contract not less than sixty (60) days prior to the expiration of the then current term. The employment agreement provides that Mr. Feeney will be paid a minimum base salary of $160,000 per year subject to increase from time to time as determined by action of the Board of Directors. The employment agreement also provides that Mr. Feeney will be entitled to operational bonuses based on performance. In the event that Mr. Feeney's employment is terminated without cause or in certain other circumstances, Mr. Feeney will be paid a lump sum in an amount equal to one year's annual base salary then in effect, and a guaranteed portion of bonus, benefits and similar relocation package. However in the event Mr. Feeney secures employment elsewhere during the one year period subsequent to termination, severance pay will stop once employment has begun with the new employer. In addition, Mr. Feeney's options will continue to vest for at least one year from the termination date and for the portion of time greater than one year and up to his next anniversary vesting period. This employment agreement also contains a two year post termination covenant not to compete.

Compensation Interlocks and Insider Participation

        None of the members of the Compensation Committee of Wave were officers or employees of Wave, nor was any executive officer of Wave a director or member of the compensation committee of any entity, of which an executive officer or director served on the Compensation Committee of Wave.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table provides information about securities authorized for issuance under Wave's equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,183,243	$5.94	1,928,258
Wave equity compensation plans not approved by security holders	85,000	5.50	—

Total Wave plans	10,268,243	$5.94	1,928,258
WaveXpress equity compensation plans not approved by security holders	1,402,841	$1.21	1,069,382

        Equity compensation plans not approved by security holders are comprised of the following:

        In connection with a software development agreement that Wave entered into with Archon Technologies, Inc. ("Archon"), Wave issued to Archon a warrant to purchase 50,000 shares of Wave Class A Common Stock at $3.48 per share. The warrant became on exercisable November 9, 2002, and expires on November 9, 2007.

        A director of WaveXpress was granted a warrant to purchase 10,000 shares of Wave Class A Common Stock at $10.00 per share, upon acceptance of an offer to serve on WaveXpress' board. This warrant is currently exercisable and expires on August 24, 2004.

        As a result of the successful placement of 350 shares of Series B Preferred Stock, a consultant from Digital Media Group, Inc. was issued warrants by Wave to purchase 15,000 Class A Common shares at a price of $3.09 per share. These warrants are currently exercisable and expires on March 1, 2006.

        In connection with a consulting agreement that Wave entered into with the William Morris Agency, Inc. ("William Morris"), Wave issued William Morris a warrant to purchase 10,000 shares of Wave Class A Common Stock at $14.73 per share. This warrant is currently exercisable and expires on March 31, 2004.

        The following table sets forth certain information concerning the beneficial ownership of Wave's Class A and Class B Common Stock as of March 20, 2003 (except as otherwise noted) by (i) each stockholder who is known by Wave to own beneficially more than five percent of the outstanding Class A or Class B Common Stock, (ii) each director of Wave, (iii) each of the executive officers of Wave named in the Summary Compensation Table below, and (iv) all directors and executive officers of Wave as a group. Holders of Class A Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of Wave. Holders of Class B Common Stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, except that holders of Class B

Common Stock will have five votes per share in cases where one or more directors are nominated for election by persons other than Wave's Board of Directors and where there is a vote on any merger, consolidation or other similar transaction which is not recommended by Wave's Board of Directors. In addition, holders of Class B Common Stock will have five votes per share on all matters submitted to a vote of the stockholders in the event that any person or group of persons acquires beneficial ownership of 20% or more of the outstanding voting securities of Wave. Shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis at the option of the holder.

Beneficial Owner(1)	Number of Shares of Class A Common Stock Owned(2)	Percent of Class	Number of Shares of Class B Common Stock Owned	Percent of Class	Percent of All Outstanding Common Stock(3)
Peter J. Sprague (4), (12)	1,928,834	3.2	161,000	49.7	3.5
John E. Bagalay, Jr.(5)	126,000	*	0	*	*
Nolan Bushnell (6)	56,316	*	4,316	1.3	*
George Gilder (7)	206,000	*	2,000	*	*
John E. McConnaughy, Jr. (8)	66,750	*	0	*	*
Steven Sprague (9), (12)	1,898,327	3.3	42,102	13.0	3.4
Gerard T. Feeney (10)	800,000	1.4	0	*	1.4
All executive officers and directors as a group (7 persons) (11)	4,860,727	8.3	209,418	64.6	8.8

*
Less than one percent.
(1)
Each individual or entity has sole voting and investment power, except as otherwise indicated.
(2)
Includes shares of Class A Common Stock issuable upon the conversion of the number of shares of Class B Common Stock indicated for the beneficial owner.
(3)
In circumstances where the Class B Common Stock has five votes per share, the percentages of total voting power would be as follows: Peter J. Sprague, 4.5%; John E. Bagalay, Jr., less than 1%; Nolan Bushnell, less than 1%; George Gilder, less than 1%; John E. McConnaughy, Jr., less than 1%; Steven Sprague, 3.6%; Gerard T. Feeney, 1.4%; and all Executive Officers and directors as a group, 10.0%.
(4)
Includes 1,122,500 shares, of Class A Common Stock that are subject to options presently exercisable or exercisable within 60 days.
(5)
Includes 122,000 shares of Class A Common Stock that are subject to options presently exercisable.
(6)
Includes 52,000 shares of Class A Common Stock that are subject to options presently exercisable.
(7)
Includes 202,000 shares of Class A Common Stock that are subject to options presently exercisable.
(8)
Includes 40,000 shares of Class A Common Stock that are subject to options presently exercisable.
(9)
Includes 1,586,173 shares of Class A Common Stock that are subject to options presently exercisable or exercisable within 60 days. Also includes 37,102 shares of Class B Common Stock held in trust for the benefit of Mr. Steven Sprague's family, and for which Mr. Steven Sprague is a trustee.
(10)
Includes 600,000 shares of Class A Common Stock that are subject to options presently exercisable or exercisable within 60 days.

(11)
Includes 3,724,673 shares of Class A Common Stock that are subject to options presently exercisable or exercisable within 60 days.
(12)
Includes 223,500 shares beneficially owned by Mr. Steven Sprague and Mr. Peter J. Sprague in which voting and investment rights are shared.

Item 13.    Certain Relationships and Related Transactions

Note Receivable from Director/Officers

        Wave had outstanding loans receivable from officers totaling $1,277,860 less a reserve for uncollectibility of $999,518 for a net balance of $278,342 as of December 31, 2002. Some of the loans, as indicated below were extended beyond their original terms by one year. These loans and extensions thereon, were granted to the officers, prior to the enactment of the Sarbanes-Oxley Act of 2002, to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted and extended as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate. Interest on the loan accrues monthly and is payable at maturity. The due date of the demand note was subsequently extended until March 26, 2003. On March 27, 2003, the Compensation Committee approved an extraordinary bonus in an amount equal to Mr. Feeney's obligations with respect to such loan and accrued interest. Proceeds of this extraordinary bonus will be used to repay the loan and all interest accrued on such loan. Wave intends to take this extraordinary bonus into account when considering future bonus awards to Mr. Feeney. The largest aggregate amount outstanding with respect to indebtedness of Mr. Feeney during 2002 was $278,000.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, former Chairman of Wave totaling approximately $1,062,000. The loans were evidenced by demand notes for $713,000 dated February 27, 2001, $185,000 dated July 25, 2001 and $164,000 dated September 5, 2001. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. Interest on the loans accrues monthly and is payable at maturity. Two of the demand notes in the amount of $713,000 and $185,000 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates, prior to the enactment of the Sarbanes-Oxley Act of 2002. As of December 31, 2002, the balances of these two notes including accrued interest were approximately $799,000 and approximately $201,000, respectively for a total of $1,000,000, in notes that are due in 2003. The remaining loan, which had an original face value of $165,000 and a balance of approximately $174,000 including accrued interest, came due in September 2002. On November 12, 2002, the Compensation Committee approved the payment of an extraordinary bonus that Mr. Sprague used to repay the $165,000 balance of the note plus accrued interest of $9,000. The remaining loans, one of which having a balance of $799,000 which came due on February 27, 2003, remain outstanding. In the quarter ended December 31, 2002, Wave has recorded a reserve for uncollectibility of approximately $1,000,000 in respect to these notes. The Company has determined that Mr. Sprague is unable to repay the loan promptly. Mr. Sprague resigned as Chairman of Wave as of March 31, 2003. Wave intends to engage Mr. Sprague as Chairman and Chief Executive Officer of WaveXpress. Wave intends to diligently pursue collection of Mr. Sprague's loan. The largest aggregate amount outstanding with respect to indebtedness of Mr. Sprague during 2002 was $1,162,000.

        Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a policy prohibiting future loans to officers and directors.

Specialty Broadcast Networks

        In August 2001, Wave loaned $150,000 to Specialty Broadcast Networks ("SBN") pursuant to an unsecured convertible term note. SBN's business is to create new video and Internet content networks and aggregate this content into commercially viable web sites and interactive networks. The loan was made to SBN to fund initial operations. The largest aggregate amount due Wave under the note during 2002 was $159,879, including accrued interest of $9,879. Wave also entered into a stockholder agreement pursuant to which Wave acquired a 50% stake in SBN, for a nominal amount. Steven Sprague is a director and Executive Officer of SBN. The note bears interest at a rate per annum equal to the prime rate and is convertible into shares of SBN common stock. Interest on the note accrues monthly. As of March 20, 2003 the loan balance, including accrued interest thereon was approximately $161,000. The note together with accrued interest is due and payable no later than April 30, 2004. Wave's commitment to make further loans to SBN pursuant to the note expired on February 3, 2002, and Wave has made no further loans to SBN.

Compensation to Michael Sprague

        During 2002, Michael Sprague, son of Mr. Peter J. Sprague, the former Chairman and former Chief Executive Officer of Wave, served as Vice President of Services Development of WaveXpress and was paid compensation of $125,619 for serving in this capacity.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
(1)    Financial Statements:

Page(s)
Index to Consolidated Financial Statements	F-1
Independent Auditors' Report	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for each of the years ended December 31, 2002, 2001 and 2000 and for the period from February 12, 1988 (inception) through December 31, 2002	F-4

Consolidated Statements of Stockholders' Equity (Deficiency) and Other Comprehensive Income (Loss) for each of the years ended December 31, 2002, 2001 and 2000 and for the period from February 12, 1988 (inception) through December 31, 2002	F-5
Consolidated Statements of Cash Flows for each of the years ended December 31, 2002, 2001 and 2000 and for the period from February 12, 1988 (inception) through December 31, 2002	F-13
Notes to Consolidated Financial Statements	F-15
(a)
(2)    Financial Statement Schedules:

    All schedules have been omitted since they are either not required or not applicable.

(a)
(3)    Exhibits:

Exhibit No.		Description of Exhibit
3.1*	—	Restated Certificate of Incorporation of Wave (incorporated by reference to Exhibit 3.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)
3.2*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.1*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.2*	—	Form of Representative's Warrant Agreement, including the form of Representative's Warrant (incorporated by reference to Exhibit 4.2 of Wave's Registration Statement on Form S-1, File No. 33-75286).
4.3*	—	Certificate of Designation of Series B Preferred Stock of Wave as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on May 30, 1996, File No. 0-24752)
4.4*	—	Certificate of Designation of Series C Convertible Preferred Stock of as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on January 8, 1997, File No. 0-24752)
4.5*	—	Certificate of Designation of Series D Convertible Preferred Stock of as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on June 3, 1997, File No. 0-24752)

4.6*	—	Certificate of Designation of Series F Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 9, 1997 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on October 15, 1997, File No. 0-24752)
4.7*	—	Certificate of Designation of Series G Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on March 19, 1998, File No. 0-24752)
+10.1*	—	Joint Technology Development Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)
+10.2*	—	License and Cross-License Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.3 of Wave's Registration Statement on Form S-1, File No. 33-75286)
10.3*	—	Amendment to License and Cross-License Agreement, dated as of August 27, 1993, between The Titan Corporation and Wave (incorporated by reference to Exhibit 10.4 of Wave's Registration Statement on Form S-1, File No. 33-75286)
10.4*	—	Amended and Restated License Agreement, dated February 14, 1994, by and among Wave, Peter J. Sprague and John R. Michener (incorporated by reference to Exhibit 10.5 of Wave's Registration Statement on Form S-1, File No. 33-75286)
†10.5*	—	Wave 1994 Stock Option Plan (incorporated by reference to Exhibit 10.6 of Wave's Registration Statement on Form S-1, File No. 33-75286)
†10.6*	—	Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7 of Wave's Registration Statement on Form S-1, File No. 33-75286)
†10.7*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
10.8*	—	Addendum to License and Cross-License Agreement, dated February 28, 1997, between The Titan Corporation and Wave (incorporated by reference to Exhibit 10.10 of Wave's Annual Report on Form 10-K filed on March 24, 1997, file No. 0-24752).
†10.9*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave's Annual Report on Form 10-K filed on April 1, 1999, file No. 0-24752).
†10.10*	—	Employment Contract, dated November 10, 1998, between Steven Sprague and Wave (incorporated by reference to Exhibit 10.19 of Wave's Annual Report on Form 10-K filed on April 1, 1999, file No. 0-24752).
10.11*	—	Asset Purchase Agreement dated August 13, 2000, by and among Wave and Indigo Networks, LLC (incorporated by reference to Exhibit 99.1 of Wave's current report on Form 8-K, filed on September 15, 2000 (File #0-24752)
10.12*	—	Consulting Services Agreement dated September 14, 2001, by and between Wave and Archon Technologies, Inc. (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
10.13	—	Office Building Lease dated October 20, 2002 between Stevens Creek Investors, LLC and Wave

10.14*	—	Form of Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
10.15*	—	First Amendment to Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
10.16*	—	Termination Agreement and Mutual Release between Wave Systems Corp. and SSP Solutions, Inc. date September 30, 2002 (Incorporated herein by referenced to Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (File #0-24752))
10.17*	—	Subordinated Convertible Promissory Note between Wave Systems Corp. and SSP Solutions, Inc. dated September 30, 2002 (Incorporated herein by referenced to Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (File #0-24752))
10.18*	—	Share Purchase Agreement between Redwave plc, GlobalWave Group plc and Wave Systems Corp. dated June 19, 2002 (Incorporated herein by referenced to Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (File #0-24752))
10.19*	—	GlobalWave Group plc Notice of Extraordinary General Meeting dated June 20, 2002 (Incorporated herein by referenced to Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (File #0-24752))
21.1*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
23.1	—	Consent of Independent Auditors — KPMG LLP
99.1*	—	Demand Note, dated March 26, 2001 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
99.2*	—	Demand Note, dated February 27, 2001 between Peter J. Sprague and Wave(incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
99.3*	—	Demand Note, dated July 25, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
99.4*	—	Demand Note, dated September 5, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 10.12 of Wave's annual report on Form 10-K, filed on April 1, 2002 (File #0-24752))
99.5	—	Section 906 Certification

*
Incorporated herein by reference.

+
Confidential treatment has been granted as to portions of this exhibit.

†
Management contract or compensatory plan.

(b)
Reports on Form 8-K

        There have been no reports on Form 8-K filed during the quarter-ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2003

WAVE SYSTEMS CORP.
By:	/s/ STEVEN K. SPRAGUE Name: Steven K. Sprague Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER J. SPRAGUE Peter J. Sprague	Chairman	March 30, 2003
/s/ STEVEN SPRAGUE Steven Sprague	President, Chief Executive Officer and Director	March 30, 2003
/s/ JOHN E. BAGALAY, JR. John E. Bagalay, Jr.	Director	March 30, 2003
/s/ GEORGE GILDER George Gilder	Director	March 30, 2003
/s/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	March 30, 2003
/s/ NOLAN BUSHNELL Nolan Bushnell	Director	March 30, 2003
/s/ GERARD T. FEENEY Gerard T. Feeney	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer of the Registrant)	March 30, 2003

CERTIFICATIONS

I, Steven K. Sprague, certify that:

1.
I have reviewed this annual report on Form 10-K of Wave Systems Corp.

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

Dated: March 31, 2003	/s/ STEVEN K. SPRAGUE Steven K. Sprague, President and Chief Executive Officer

I, Gerard T. Feeney, certify that:

1.
I have reviewed this annual report on Form 10-K of Wave Systems Corp.

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

Dated: March 31, 2003	/s/ GERARD T. FEENEY Gerard T. Feeney, Chief Financial Officer

Index to Consolidated Financial Statements

Page(s)
Independent Auditors' Report	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for each of the years ended December 31, 2002, 2001 and 2000 and for the period from February 12, 1988 (inception) through December 31, 2002	F-4

Consolidated Statements of Stockholders' Equity (Deficiency) and Other Comprehensive Income (Loss) for each of the years ended December 31, 2002, 2001 and 2000 and for the period from February 12, 1988 (inception) through December 31, 2002	F-5
Consolidated Statements of Cash Flows for each of the years ended December 31, 2002, 2001 and 2000 and for the period from February 12, 1988 (inception) through December 31, 2002	F-13
Notes to Consolidated Financial Statements	F-15

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 and for the period from February 12, 1988 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      KPMG LLP

Boston, Massachusetts
March 31, 2003

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001
Assets
Current assets:
Cash and cash equivalents	$10,221,124	$40,437,119
Cash Collected on Behalf of Charities	235,553	358,531
Marketable securities	—	10,366
Notes Receivable from Officers	278,342	1,380,050
Inventories	1,112,818	581,912
Prepaid expenses and other receivables	574,316	624,535

Total current assets	12,422,153	43,392,513
Marketable Equity Securities	2,881,016	11,160,758
Property and equipment, net	2,542,765	4,291,228
Other assets	363,438	1,389,803

Total Assets	18,209,372	60,234,302

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	3,404,377	5,807,878
Due to Charities	263,156	423,053
Deferred Revenue	—	197,965

Total current liabilities	3,667,533	6,428,896
Stockholders' Equity:
Common Stock, $.01 par value. Authorized 75,000,000 shares as Class A; 51,771,918 shares issued and outstanding in 2002 and 49,996,506 in 2001	517,720	499,965
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 324,225 shares issued and outstanding in 2002 and 357,083 in 2001	3,242	3,571
Capital in excess of par value	247,112,405	244,330,985
Deficit accumulated during the development stage	(233,091,528)	(189,624,123)
Accumulated Other Comprehensive Income—unrealized gain (loss) on marketable securities	—	(1,404,992)

Total stockholders' equity	14,541,839	53,805,406

Total Liabilities and Stockholders' Equity	$18,209,372	$60,234,302

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Operations

Years ended December 31, 2002, 2001, 2000, and
period from February 12, 1988 (date of inception)
through December 31, 2002

	2002	2001	2000	Period from February 12, 1988 (date of inception) through December 31, 2002
Net Revenues:
Product	$121,974	$192,506	$4,400	$486,114
Services	310,573	430,724	—	741,297
Licensing and Other	14,041	68,895	328,122	505,899

Total Net Revenues	446,588	692,125	332,522	1,733,310

Cost of sales:
Product	64,769	135,134	3,520	281,055
Services	132,582	227,124	—	359,706
Licensing and Other	4,857	7,701	55,344	135,637

Total Cost of Sales	202,208	369,959	58,864	776,398

Gross margin	244,380	322,166	273,658	956,912
Operating expenses:
Selling, general and administrative	19,188,046	24,184,317	26,553,634	127,659,959
Research and development	12,009,713	17,691,051	20,866,055	83,962,689
Amortization of Goodwill	—	1,720,632	573,544	2,294,176
Write-off of Intangibles and other Impaired Assets	1,571,031	1,761,917	—	3,332,948
Restructuring Costs and other special charges	726,280	—	—	726,280
Write-off of Goodwill	—	2,284,570	—	3,054,456
In Process research and development expense	—	—	2,176,000	2,176,000
Acquisition Costs	—	—	—	1,494,000
Aladdin license expense	—	—	—	3,889,000

	33,495,070	47,642,487	50,169,233	228,589,508
Other income (expense):
Interest income	477,902	2,688,105	5,103,716	10,191,301
Interest expense	—	—	—	(1,695,461)
Equity in net losses of GlobalWave	—	(2,332,159)	(3,406,491)	(5,738,650)
Loss on Other than Temporary Decline in Marketable Equity Securities	(11,513,099)	(1,736,682)	—	(13,249,781)
Gain on Sale of Marketable Securities	—	—	542,457	542,457
Gain on termination of development contract	1,818,000	—	—	1,818,000
Provision for loss on officer note receivable	(919,518)	—	—	(919,518)
License fee	—	—	—	5,000,000
License warrant cost	—	—	—	(1,100,000)
Other (expense)	—	—	—	(227,280)

	(10,216,715)	(1,380,736)	2,239,682	(5,458,932)

Net loss	(43,467,405)	(48,701,057)	(47,655,893)	(233,091,528)
Accrued dividends on preferred Stock				4,350,597

Net loss to common stockholders	$(43,467,405)	$(48,701,057)	$(47,655,893)	$(237,442,125)

Loss per common share—basic and diluted	$(0.85)	$(0.97)	$(1.03)	$(11.54)

Weighted average number of common shares outstanding during the period	51,135,548	49,949,875	46,149,587	20,578,073

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
								Note receivable from stockholder
					Capital in excess of par value		Deferred compensation
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1991 (brought forward)	—	—	5,982,720	59,827	2,268,599	(3,496,515)	—	—	(1,168,089)
Shares issued at $1.67 per share from January through October 1992	—	—	708,000	7,080	1,172,920	—	—	—	1,180,000
Shares issued at $1.67 per share in May 1992 in connection with License and Cross-License Agreement	—	—	674,976	6,750	1,118,210	—	—	—	1,124,960
Shares issued at $1.67 per share in May 1992 as compensation for services rendered	—	—	18,000	180	29,820	—	—	—	30,000
Shares issued at $2.50 per share in May and November 1992 as compensation for services rendered	—	—	771,000	7,710	1,919,790	—	—	—	1,927,500
Shares issued at $2.50 per share, net of expenses of $7,500, in November and December 1992	—	—	323,001	3,230	796,773	—	—	—	800,003
Shares issued by principal stockholder in December 1992 at $2.50 per share as compensation for services rendered	—	—	—	—	75,000	—	—	—	75,000
Shares canceled in October and December 1992	—	—	(75,000)	(750)	750	—	—	—	—
Issuance of stock options at $.003 exercise price per share in June 1992	—	—	—	—	798,400	—	(398,660)	—	399,740
Amortization of deferred compensation	—	—	—	—	—		155,455	—	155,455
Accrued dividends on preferred stock	—	—	—	—	(6,383)	—	—	—	(6,383)
Note receivable and accrued interest from stockholder	—	—	—	—	—	—	—	(152,974)	(152,974)
Net loss for the year ended December 31, 1992	—	—	—	—	—	(4,182,638)	—	—	(4,182,638)

Balance at December 31, 1992	—	—	8,402,697	84,027	8,173,879	(7,679,153)	(243,205)	(152,974)	182,574
Shares issued at $1.67 per share in February 1993	—	—	30,000	300	49,800	—	—	—	50,100
Shares issued at $3.50 per share, net of expenses of $82,427, from April through December 1993	—	—	550,359	5,504	1,838,294	—	—	—	1,843,798
Shares issued at $3.50 per share from May to December 1993 as compensation for services rendered, for the acquisition of property and equipment and as additional interest on borrowings	—	—	73,319	733	255,884	—	—	—	256,617
Issuance of warrants to purchase Class B Common Stock from September to December 1993 in conjunction with the issuance of convertible debt	—	—	—	—	72,893	—	—	—	72,893
Amortization of deferred compensation	—	—	—	—	—	—	243,205	—	243,205
Accrued dividends on preferred stock	—	—	—	—	(38,467)	—	—	—	(38,467)
Note receivable and accrued interest from stockholder	—	—	—	—	—	—	—	(39,783)	(39,783)
Net loss for year ended December 31, 1993	—	—	—	—	—	(3,959,334)	—	—	(3,959,334)

Balance at December 31, 1993	—	—	9,056,375	90,564	10,352,283	(11,638,487)	—	(192,757)	(1,388,397)

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
							Series G Convertible Preferred Stock	Note receivable from stockholder
					Capital in excess of par value
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1997	25,152,679	$251,527	4,421,953	$44,220	$55,949,984	$(50,882,035)	$—	$(212,024)	$5,151,672
Exercise of options to purchase Class A Common Stock	77,558	775	—	—	151,180	—	—	—	151,955
Options issued to employees below fair market-value	—	—	—	—	234,723	—	—	—	234,723
Exercise of warrants to purchase Class A Common Stock	1,652,770	16,528	—	—	3,945,740	—	—	—	3,962,268
Warrants to purchase Class A Common Stock to be issued as part of technology licensing agreement and issued to consultants for services	—	—	—	—	1,546,824	—	—	—	1,546,824
Shares issued at prices ranging from $1.00 per share to $5.00 per share as compensation for services rendered	121,400	1,214	—	—	647,274	—	—	—	648,488
Reduction in note receivable	—	—	—	—	—	—	—	75,000	75,000
Issuance of Series G Convertible Preferred stock and Common Stock warrants, net of issuance costs of $222,500	—	—	—	—	218,250	—	1,809,250	—	2,027,500
Assured incremental yield on issuance of Series G convertible preferred stock and debt	—	—	—	—	750,000	—	—	—	750,000
Accrual of interest on note receivable	—	—	—	—	—	—	—	(12,318)	(12,318)
Accrued dividend on preferred stock including accretion of assured incremental yield	—	—	—	—	(858,863)	—	837,263	—	(21,600)
Conversion of Series G Preferred Stock	2,394,494	23,945	—	—	2,274,756	—	(2,298,701)	—	—
N*ABLE's APIC in connection with the issuance of Class A Common Stock due to the merger	2,781	28	—	—	59,182	—	—	—	59,210
Net loss	—	—	—	—	—	(16,586,027)	—	—	(16,586,027)
Adjustment for net loss of N*ABLE for the six months ended June 30, 1998	—	—	—	—	—	2,253,461	—	—	2,253,461
Exchange of Class B Common Stock for Class A Common Stock	1,281,288	12,813	(1,281,288)	(12,813)	—	—	—	-	—

Balance at December 31, 1998	30,682,970	$306,830	3,140,665	$31,407	$64,919,050	$(65,214,601)	$347,812	$(149,342)	$241,156

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
							Series G Convertible Preferred Stock	Accumulated Other Comprehensive Income	Note receivable from stockholder
					Capital in excess of par value
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 1998	30,682,970	$306,830	3,140,665	$31,407	$64,919,050	$(65,214,601)	$347,812	—	$(149,342)	$241,156
Net loss	—	—	—	—	—	(28,052,572)	—	—	—	(28,052,572)
Unrealized gain on Marketable Securities	—	—	—	—	—	—	—	2,860,500	—	2,860,500

Comprehensive loss	—	—	—	—	—	—	—	—	—	(25,192,072)
Exercise of options to purchase Class A Common Stock	964,000	9,640	—	—	1,622,431	—	—	—	—	1,632,071
Warrants exercised to purchase Class A Common Stock	3,370,238	33,702	—	—	6,708,057	—	—	—	—	6,741,759
Shares Issued at $11.00 per share, net of issuance costs	2,090,405	20,904	—	—	21,481,665	—	—	—	—	21,502,569
Conversion of Bridge to Loan to purchase Class A Common Stock	787,349	7,874	—	—	2,567,380	—	—	—	—	2,575,254
Warrants to Purchase Class A Common Stock
For services rendered	—	—	—	—	1,075,240	—	—	—	—	1,075,240
Shares issued as compensation for services rendered	83,461	834	—	—	1,149,486	—	—	—	—	1,150,320
Accrual of interest on note receivable	—	—	—	—	—	—	—	—	(4,818)	(4,818)
Conversion of Series G Preferred Stock	377,102	3,771	—	—	344,041	—	(347,812)	—	—	—
Accrued dividend on preferred stock	—	—	—	—	(13,239)	—	—	—	—	(13,239)
Exchange of Class B Common Stock for Class A stock	1,090,158	10,902	(1,090,158)	(10,902)	—	—	—	—	—	—

Balance at December 31, 1999	39,445,683	$394,457	2,050,507	$20,505	$99,854,111	$(93,267,173)	$0	$2,860,500	$(154,160)	$9,708,240
Net loss	—	—	—	—	—	(47,655,893)	—	—	—	(47,655,893)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	(937,196)	—	(937,196)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(48,593,089)
Shares issued at $34.00 per share, net of issuance costs	3,600,800	36,008	—	—	114,941,407	—	—	—	—	114,977,415
Shares issued in exchange for substantially all of the assets of Indigo Networks, LLC at $19.30 per share	374,889	3749	—	—	7,231,609	—	—	—	—	7,235,358
Shares issued as compensation for services at $13.75 per share	7,879	79	—	—	108,254	—	—	—	—	108,333
Exercise of warrants to purchase Class A Common Stock	319,692	3,197	—	—	1,331,048	—	—	—	—	1,334,245
Exercise of Options to purchase Class A Common Stock	2,030,958	20,309	—	—	4,950,872	—	—	—	—	4,971,181
Compensation on Employee Options issued	—	—	—	—	318,609	—	—	—	—	318,609
Exchange of Class B Common Stock for Class A Common Stock	1,271,296	12,713	(1,271,296)	(12,713)	—	—	—	—	—	—
Repayment of note receivable from stockholder	—	—	—	—	—	—	—	—	154,160	154,160

Balance at December 31, 2000	47,051,197	$470,512	779,211	$7,792	$228,735,910	$(140,923,066)	$0	$1,923,304	$0	$90,214,452

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
							Series G Convertible Preferred Stock	Accumulated Other Comprehensive Income	Note receivable from stockholder
					Capital in excess of par value
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2000	47,051,197	$470,512	779,211	$7,792	$228,735,910	$(140,923,066)	$0	$1,923,304	$0	$90,214,452
Net loss	—	—	—	—	—	(48,701,057)	—	—	—	(48,701,057)
Investment Loss on Marketable Securities	—	—	—	—	—	—	—	(3,328,296)	—	(3,328,296)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(52,029,353)
Shares issued in exchange for 3,600,000 shares of BIZ Interactive Zone, Inc. at $7.16 per share	2,000,000	20,000	—	—	14,292,800	—	—	—	—	14,312,800
Exercise of Options	523,181	5,232	—	—	749,721	—	—	—	—	754,953
Compensation on Employee Options Issued	—	—	—	—	552,554	—	—	—	—	552,554
Exchange of Class B Common Stock for Class A Common Stock	422,128	4,221	(422,128)	(4,221)	—	—	—	—	—	—

Balance at December 31, 2001	49,996,506	$499,965	357,083	$3,571	$244,330,985	$(189,624,123)	$0	$(1,404,992)	$0	$53,805,406

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
							Series G Convertible Preferred Stock	Accumulated Other Comprehensive Income	Note receivable from stockholder
					Capital in excess of par value
	Shares	Amount	Shares	Amount						Total
Balance at December 31, 2001	49,996,506	$499,965	357,083	$3,571	$244,330,985	$(189,624,123)	$0	$(1,404,992)	$0	$53,805,406
Net loss	—	—	—	—	—	(43,467,405)	—	—	—	(43,467,405)
Investment Loss on Marketable Securities	—	—	—	—	—	—	—	1,404,992	—	1,404,992

Comprehensive loss	—	—	—	—	—	—	—	—	—	(42,062,413)
Issuance of Class A Common Stock to acquire 60% of the Remaining assets of GlobalWave, Ltd	1,700,000	17,000	—	—	2,227,000	—	—	—	—	2,244,000
Exercise of Options	42,554	426	—	—	43,673	—	—	—	—	44,099
Issuance of warrants to purchase Class A Common Stock					143,500					143,500
Compensation on Expense Employee Options Issued	—	—	—	—	367,247	—	—	—	—	367,247
Exchange of Class B Common Stock for Class A Common Stock	32,858	329	(32,858)	(329)	—	—	—	—	—	—

Balance at December 31, 2002	51,771,918	$517,720	324,225	$3,242	$247,112,405	$(233,091,528)	$0	$0	$0	$14,541,839

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001, 2000, and the Period
From February 12, 1988 (Date of Inception) through December 31, 2002

	2002	2001	2000	Period from February 12, 1988 (date of inception) through December 31, 2002
Cash flows from operating activities:
Net loss	$(43,467,405)	$(48,701,057)	$(47,655,893)	$(233,091,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	2,284,570	—	3,054,456
Goodwill Amortization	—	1,720,632	573,544	2,294,176
Depreciation and amortization	2,000,705	2,531,324	2,593,594	9,632,131
Reserve for note from affiliate	—	—	—	1,672,934
Provision for loss on officer note receivable	919,518	—	—	919,518
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	—	119,000
Common stock issued in connection with License Agreement	—	—	—	1,124,960
Realized gain on marketable securities	—	—	(542,457)	(542,457)
Net losses realized on GlobalWave investment	—	2,332,159	3,406,491	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	108,333	3,600,199
Warrants issued as compensation for services	143,500	—	—	2,895,095
Issuance of warrants to Aladdin	—	—	—	2,939,000
Accrued interest on note payable	—	—	—	121,219
In Process research and development	—	—	2,176,000	2,176,000
Write-off of Impaired Assets	1,571,031	1,761,917	—	3,332,948
Loss on Other than Temporary Decline in Marketable Equity Securities	11,513,099	1,736,682	—	13,249,781
Gain on termination of development contract with SSP	(1,818,000)	—		(1,818,000)
Preferred stock issued for services rendered	—	—	—	265,600
Compensation associated with issuance of Stock Options	367,247	552,554	318,609	1,872,873
Amortization of deferred compensation	—	—	—	398,660
Amortization of discount on notes payable	—	—	—	166,253
Common stock issued by principal stockholder for services	—	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	(197,965)	197,965	—	—
Increase in accrued interest on note receivable	(62,129)	(80,410)	105,985	(142,540)
(Increase) Decrease in inventories	(530,906)	43,236	(193,462)	(1,112,818)
(Increase) decrease in prepaid expenses and other receivables	50,219	92,478	(194,834)	(543,995)
(Increase) decrease in other assets	1,026,365	(112,278)	(870,604)	(378,353)
Increase (decrease) in accounts payable and accrued expenses	(655,264)	(2,638,780)	26,365	3,793,475
Increase in amounts due to charities	(159,897)	423,053	—	263,156
Increase in cash restricted on behalf of Charities	122,978	(358,531)	—	(235,553)

Net cash used in operating activities	(29,096,904)	(38,214,486)	(40,148,329)	(177,589,910)

Cash flows from investing activities:
Acquisition of property and equipment	(1,148,723)	(1,507,598)	(3,829,300)	(11,443,477)
Investment in GlobalWave joint venture	(1,559,250)	—	(4,142,000)	(5,701,250)
Cash received in GlobalWave acquisition	1,380,464			1,380,464
Purchase of intangible assets	—	—	(750,000)	(2,500,000)
Short-term loans to affiliate	—	—	—	(1,672,934)
Organizational costs	—	—	—	(14,966)
Proceeds from sale of marketable securities	—	—	2,162,457	2,162,457
Exercise of warrant to acquire marketable securities-available for sale	—	—	—	(1,620,000)

Net cash used in investing activities	(1,327,509)	(1,507,598)	(6,558,843)	(19,409,706)
Cash flows from financing activities:
Net proceeds from issuance of common stock	44,099	754,953	121,072,842	192,536,220
Net proceeds from issuance of preferred stock and warrants	—	—	—	12,283,027
Payment on (issuance of) note receivable from stockholder	164,319	(1,299,640)	48,175	(1,135,321)
Proceeds from notes payable and warrants to Stockholders	—	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	—	1,284,254
Repayments of note payable	—	—	—	(255,000)
Redemption of Preferred Stock	—	—	—	(506,440)

Net cash provided by (used in) financing activities	208,418	(544,687)	121,121,017	207,220,740
Net increase (decrease) in cash and cash equivalents	(30,215,995)	(40,266,771)	74,413,845	10,221,124
Cash and cash equivalents at beginning of period	40,437,119	80,703,890	6,290,045	—

Cash and cash equivalents at end of period	$10,221,124	$40,437,119	$80,703,890	$10,221,124

Supplemental information about noncash investing and financing activities:

        On July 24, 2002, 1,700,000 shares of our commons stock were issued to acquire 60% of GlobalWave, Ltd., see Note 15.

        On February 2, 2001, 2,000,000 shares of our common stock were issued to acquire 3,600,000 shares of BIZ Interactive Zone, Inc. for $14,312,800. See Note 13.

        On August 31, 2000, 374,889 shares of our common stock were issued to acquire substantially all of the assets of Indigo Networks, LLC for $7,445,358, including acquisition costs of $210,000. See Note 4.

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements

(1) Business of the Company

        Wave is a leading developer of the next generation of computer security solutions. Wave provides a complete end-to-end suite of products and services that support hardware-based security products and create a Trusted Computing environment when implemented exclusively or in conjunction with traditional security solutions. Wave's products allow authentication, authorization and other security processes to be implemented in hardware at the PC or other platform level, creating a much more secure computing environment. The financial statements of Wave have been presented in the development stage format as prescribed by Statement of Financial Accounting Standards No. 7. Management has determined that Wave meets the criteria of a development stage enterprise as prescribed in Statement of Financial Accounting Standard No. 7 because it has devoted substantially all of its efforts since inception toward research and development activities and establishing a new business; and although planned principal operations have commenced, there has been no significant revenue from those operations.

(2) Liquidity

        The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2002 has an accumulated deficit of approximately $233 million. We also expect we will incur an operating loss for the calendar year of 2003. Although we currently have working capital of approximately $8.8 million, we expect our operating and research and development expenditures over the next two fiscal quarters will exceed this amount. We do not anticipate sufficient revenue over this same period to fund our operations. As a result, we will need to raise additional capital in order to continue operating beyond this period. Considering our current cash balance and Wave's projected operating cash requirements, we anticipate that we will need $11 million of additional cash to satisfy our current forecasted cash flow requirements for the twelve-month period ending December 31, 2003. In addition to what we are forecasting in gross margins for fiscal 2003, we estimate having to raise a minimum of approximately $5 million in capital, in order to fund our operations through 2003. In order to raise the additional cash required for Wave's operations, Wave has engaged an investment banking firm and is exploring a number of financing alternatives which include debt or equity financing (or a combination of both) or one or more commercial or strategic transactions. In addition to raising additional capital, our operating plan for the calendar year of 2003 includes the realization of a particular level of sales revenue, and an operating expense budget that must be met in order to achieve our plan. Should sales be less than forecast, expenses higher than forecast or if the availability of financing is less than the amount in our operating plan, Wave will not have adequate resources to fund our operations.

        These factors raise substantial doubt about Wave's ability to continue as a going concern. If Wave is not successful in raising additional capital or is not successful executing its business plan, it could be forced to cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful.

(3) Significant Accounting Policies

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

(c) Method of Accounting for Joint Ventures

        Wave accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture's operating and financial policies. The financial statements of joint ventures in which Wave owns greater than a fifty percent interest are consolidated with Wave's financial statements pursuant to APB Opinion No. 18. (see note 15)

(d) Cash and Cash Equivalents

        Wave considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are custodial with two major financial institutions.

(e) Marketable Securities

        Investments, which consist solely of equity securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, investments are classified as "trading", "available-for sale" or "held to maturity". "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Available-for-sale" securities are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders' equity. Unrealized losses that are determined to be other than temporary are recognized as charges against earnings. Factors considered when determining if an other than temporary decline has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. "Held to maturity" securities are debt securities that are intended to be held to maturity and are recorded at amortized cost. As of December 31, 2002, all of Wave's investments have been classified as available-for-sale.

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

(h) Goodwill and Purchased Intangible Assets

        In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests must be performed annually. Because Wave does not have any goodwill and/or other intangible assets which qualify for the prescribed treatment under SFAS No. 142, there is no impact from the adoption of SFAS No. 142 to Wave's financial position or results of operations as of December 31, 2002.

        For the years ended 2001 and 2000, goodwill was amortized using the straight-line method, generally over a period of 2 to 3 years.

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

(j) Stock Option Plan

        Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation Transition and Disclosure—an amendment to FASB Statement No. 123," allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board

("APB") Opinion No. 25 "Accounting for Stock Issued to Employees," and disclose the effects of SFAS No. 123 as if the fair-value—based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price. Wave has elected to apply the provisions of APB Opinion No. 35 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148.

        The following table shows Wave's pro forma net loss and loss per share if the company had accounted for stock options under SFAS No. 123 for the years ended December 31:

	2002	2001	2000
Net loss to Common stockholders—as reported	$(43,467,405)	$(48,701,057)	$(47,655,893)
Net loss to Common shareholders—pro forma	(50,876,578)	(69,720,636)	(64,029,399)
Loss per Common share—as reported	(0.85)	(0.97)	(1.03)
Loss per Common share—pro forma	$(0.99)	$(1.40)	$(1.39)

(k) Research and Development and Software Development Costs

        Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires software development costs for products that have achieved commercial marketability to be capitalized subsequent to the establishment of a product's technological feasibility and prior to general release of the product. Wave capitalized software development costs of $610,413 and $770,469 during the years ended December 31, 2002 and 2001, respectively. There were no software development costs capitalized during 2000.

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

(m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Wave reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No.86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Wave is required to assess the recoverability of long-lived assets and capitalized software development costs basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

  •
  significant negative industry or economic trends; and

  •
  significant decline in our stock price for a sustained period.

        In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 86, when we determine that the carrying value of capitalized software development costs may not be recoverable we evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. Changes in judgments on any of these factors could impact the value of the asset being evaluated.

        Wave adopted SFAS No. 144 during the first quarter of fiscal year 2002 without a material impact on its financial position or results of operations.

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

PRODUCTS—SOFTWARE AND HARDWARE.

        Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided Wave has vendor-specific objective evidence of the fair value of each undelivered element. Revenue is deferred for undelivered elements. Revenue is also deferred for the entire arrangement if vendor-specific objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria has been met for that element. However, it has not been our practice to provide period updates or maintenance to maintain system performance.

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

        In October 2000, we entered into a $10 million comprehensive development agreement with SSP Solutions, Inc. (formerly BIZ Interactive Zone, Inc.) to integrate Wave's EMBASSY Trusted Client technology into the SSP Secure Service Provider™ Suite to be deployed in 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. In May 2002 the agreement was amended whereby under the amended terms of the agreement, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP Solutions agreed to place with Wave an open $5,000,000 purchase order for EMBASSY products. Payment terms of the agreement provide that SSP Solutions make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP Solutions fails to pay any monthly installment, within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the installment shall automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP Solutions to be determined by dividing the unpaid amount by the fair market value of SSP Solutions common stock. As the contract was for a discrete project to integrate our technology with the SSP platform, revenue under the development services agreement has been recognized on a percentage of completion basis in accordance with SOP 97-2 as it relates to contract accounting under SOP 81-1. Percentage complete is determined based upon the actual costs incurred compared to the total estimated costs to complete, subject to cash received and milestones accomplished. Milestones include specific software development objectives that must be completed and accepted by SSP Solutions. As of December 31, 2002 Wave has received $555,556 in cash and has not exercised any stock appreciation rights. We have recognized approximately $197,556 and $358,000 in revenue under the development agreement for the years ended December 31, 2002 and 2001, respectively.

(o) Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on Wave's financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on Wave's financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Wave's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are included in the notes to the financial statements. At December 31, 2002, the Company does not have any financial guarantees as defined by this pronouncement.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on Wave's financial statements as the Company does not have any variable interest entities.

(4) Business Combinations

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

        The amount allocated to in-process research and development totaling $2,176,000 was determined using established valuation techniques and was expensed upon acquisition as technological and/or commercial feasibility had not been established. The amount allocated to goodwill and purchased intangible assets amounted to $4,578,746 and is being amortized on a straight-line basis over periods not exceeding three years. The following table sets forth the goodwill and purchased intangible asset values as of December 31, 2001:

2001
Developed Technology	$779,000
Assembled Workforce	310,000
Contracts	77,300
Goodwill and purchased intangible assets	3,412,446

Total Goodwill and purchased intangible assets	$4,578,746
Accumulated Amortization	(2,294,176)

Net Book Value before impairment charge	2,284,570
Impairment Charge	(2,284,570)

Net Book Value	$-0-

        Amortization expense associated with goodwill and purchased intangibles was $0, $1,720,632, and $573,544 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The consolidated financial statements include the operating results of iShopHere.com from the date of acquisition, which consisted of a net loss of approximately $0 in 2002, $1,561,000 in 2001 and $846,000 in 2000. The selected unaudited pro forma condensed consolidated financial information presented below has been derived from the audited and unaudited historical financial statements of Wave and Indigo, and reflects management's estimate of pro forma adjustments. This pro forma presentation does not purport to represent what our results of operations would actually have been if such transactions and events had in fact occurred on those dates or to project our results of operations for any future period. The unaudited pro forma consolidated statements of operations give effect to the acquisition of Indigo as if it had occurred on January 1, 1999. (Pro-forma information for 2002 and 2001 are not presented as there are no pro-forma adjustments applicable to 2002 or 2001.)

Dollars in thousands except per share data	2000
Net revenues	$372
Net loss	(50,363)
Net loss per share	$(1.08)

        Due to the decline in current business conditions, Wave had realigned resources to focus on what it considered high-growth markets and core opportunities. As a result, Wave recorded a charge of $2,284,570 related to the impairment of goodwill and purchased intangible assets associated with the Indigo asset purchase in 2001. This amount is equal to the carrying amount of the assets prior to the impairment charge.

(5) Related Party Transactions

(a) Notes Receivable from Officers

        Prior to the enactment of the Sarbanes-Oxley Act of 2002 ("SOX"), from time to time Wave made loans to its executive officers. Wave had outstanding loans receivable from officers totaling $1,277,860 less a reserve for uncollectibility of $999,518 for a net balance of $278,342 as of December 31, 2002. Notes receivable from officers were $1,380,050 with no reserve as of December 31, 2001. These loans were granted to the officers to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate. The due date of the demand note was subsequently extended until March 26, 2003. As of December 31, 2002 the loan balance, including accrued interest thereon was $278,000. On March 27, 2003, the Compensation Committee approved an extraordinary bonus in an amount equal to Mr. Feeney's obligations with respect to such loan and accrued interest. Proceeds of this extraordinary bonus will be used to repay the loan and all interest accrued on such loan. Wave intends to take this extraordinary bonus into account when considering future bonus awards to Mr. Feeney.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, former Chairman of Wave evidenced by demand notes for $713,000 dated February 27, 2001, $185,000 dated July 25, 2001 and $164,000 dated September 5, 2001 for a total of $1,062,000. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. Two of the demand notes in the amount of $713,000 and $185,000 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates. As of December 31, 2002, the balances of these two notes including accrued interest were approximately $799,000 and $201,000, respectively for a total of approximately $1,000,000, in notes that are due in 2003. The remaining loan that had an original face value of $165,000, the balance of which was approximately $174,000 including accrued interest, came due in September 2002. On November 12, 2002, the Compensation Committee approved the payment of an extraordinary bonus that Mr. Sprague used to repay the $165,000 balance of the note plus accrued interest of $9,000. The remaining loans, including one that has a balance of $799,000 and came due on February 27, 2003, remain outstanding. In the quarter ended December 31, 2002, Wave has recorded a reserve for uncollectibility of approximately $1,000,000 in respect to these notes. The Company has determined that Mr. Sprague is unable to repay the loan promptly. Mr. Sprague resigned as Chairman of Wave as of March 31, 2003. Wave intends to engage Mr. Sprague as Chairman and Chief Executive Officer of WaveXpress. Wave intends to diligently pursue collection of Mr. Sprague's loan.

        Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a policy prohibiting future loans to officers and directors.

(b) Payments to Related Party

        In 1997, Wave paid $182,209 to Enterprise Engineering Associates ("EEA"), during which time Mr. Michael Sprague was an employee of EEA. On August 1, 1997, Michael Sprague became an employee of Wave, at an annual salary of $110,000. On November 1, 1999 he became an employee of WaveXpress at an annual salary of $120,000 and was paid $125,319 for the year ended December 31, 2002 and $120,000 for each of the years ended December 31, 2001 and 2000. Michael Sprague is the son of the Chairman and former Chief Executive Officer of Wave

(c) Acquisition and Dispositions

        In November 1995, Wave entered into a transaction with certain individuals whereby shares in its newly formed subsidiary, Wave Interactive Network, Inc. ("WIN"), were transferred in exchange for a demand note. The amount of the demand note was based on the level of funding provided to WIN by Wave during 1995. The demand note from WIN accrued interest at a rate of Prime plus 1% and, subject to certain limitations associated with WIN's ability to raise additional capital, was convertible into an undiluted 20% of the common shares of WIN at the option of Wave. Wave retained a 1% ownership in WIN and transferred the remaining ownership to certain individuals, including former employees. Approximately 65% of the ownership was transferred to Steven Sprague, President and CEO of WIN, and three other children of Mr. Peter J. Sprague, former Chairman and former CEO of Wave. The note was fully reserved as its collectibility was dependent upon WIN's ability to raise additional capital. In addition, Wave entered into a separate commercial agreement that, among other things, granted certain distribution rights to WIN in exchange for royalties and other consideration.

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

        The purchase price of $952,438 was determined based on the estimated fair value of the consideration given to the WIN shareholders and note holders and was allocated to goodwill as WIN had no net tangible assets. Subsequently, in 1997, Wave determined it was uncertain whether the current and expected future results of operations of WIN would be adequate to support the goodwill capitalization, and wrote-off the goodwill as impaired.

(d) Sarnoff Corporation

        For the years-ended December 31, 2002, 2001 and 2000, Wave incurred expenses for consulting and travel, payable to Sarnoff of approximately $0, $57,000 and $924,000, respectively. Sarnoff is Wave's joint venture partner in WaveXpress and owns approximately 26% of WaveXpress, (7% on a fully diluted basis). Payments made to Sarnoff for the years-ended December 31, 2002, 2001 and 2000 were $0, $396,000 and $986,000, respectively. As of December 31, 2002 and 2001, Wave had accounts payable to Sarnoff of $0 and $6,000, respectively.

(6) Property and Equipment

        Property and equipment as of December 31 consisted of the following:

	2002	2001
Equipment	$5,457,015	$5,797,900
Furniture, fixtures and improvements	882,492	1,914,405
Computer software	4,230,605	3,192,288

	10,570,112	10,904,593
Less: Accumulated depreciation	8,027,347	6,613,365

Total	$2,542,765	$4,291,228

        Computer software includes $1,380,882 capitalized pursuant to SFAS 86. This asset has not yet been placed in service, therefore no amortization has been taken on these capitalized costs. It is expected that these costs will be amortized over a three-year life, once the product is ready to bring to market.

        Depreciation expense on property and equipment amounted to approximately $2,001,000, $2,219,000, $1,969,000 and $8,695,000 for the years ended December 31, 2002, 2001, 2000 and for the period from inception through December 31, 2002, respectively.

(7) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses as of December 31 consisted of the following:

	2002	2001
Accrual of costs related to the ITG agreement	$—	$188,986
Accounts payable	1,189,889	1,631,430
Accrued consulting and professional fees	360,728	405,346
Accrued payroll and related costs	1,108,160	1,281,012
Accrued Rent	142,595	87,836
Annual Report and Shareholders Meeting	95,631	141,299
Accrual of committed investment in GlobalWave	—	1,407,664
Accrued loss contingency	—	200,000
Franchise Tax Payable	39,133	—
Software Licenses	384,167	—
Other accrued liabilities	84,074	464,305

Total	$3,404,377	$5,807,878

(8) Capital Stock

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

        Two principal stockholders did not acquire the full amount of shares to which they were entitled. Most of the additional proportionate shares that these stockholders would have been credited with were offered instead to certain officers, employees and stockholders for $.003 per share. To the extent that these rights were offered to the individuals in compensation for services rendered to Wave, compensation expense equal to the difference between the estimated fair value as of the date of issuance and the purchase price of the stock was recorded. The estimated fair value of the Common Stock was determined based on sales to third parties near the date of issuance. Compensation expense associated with the issuance of these shares of $430,250 is included in the accompanying consolidated statement of operations for the period from inception to December 31, 2001.

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

        In January 2000, the Company issued 275,000 shares of its class A Common Stock to one (1) accredited investor, for an aggregate purchase price of $1,100,000. These shares were issued upon the exercise of a warrant granted on January 26, 1999. The warrant to purchase 275,000 shares of the Company's Class A Common Stock at an exercise price of $4.00 per share, was exercisable until January 26, 2004. The Warrants were issued as consideration for a $2,000,000 promissory note, bearing no interest, due January 26, 2002.

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

        On August 31, 2000 the Company sold 374,889 shares of its Class A Common Stock, at a price of $19.30 per share in exchange for substantially all of the assets of Indigo Networks, LLC and its e-commerce shopping network, iShopHere.com. Additional costs to complete the transaction were $210,000. These Securities were registered on September 21, 2000.

        On February 2, 2001 Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company. Wave's investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ. On August 24, 2001 Litronic, Inc. ("Litronic"), a provider of authentication and encryption security technology, completed a merger with BIZ to form SSP Solutions. SSP Solutions trades on the NASDAQ National Stock Market as SSPX. As a result of the merger, Wave's 3,600,000 shares of BIZ were converted into 3,083,083 shares of common stock of SSP.

        On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock to Redwave plc in exchange for 60% of the remaining assets of GlobalWave Limited for a total purchase price of approximately $2,244,000. Prior to this transaction, Wave owned 40% of GobalWave Limited (See Note 15 Joint Ventures).

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

        Under the 1991 plan, employees are entitled to exercise their options on dates determined by the Compensation Committee of the Board of Directors. Vesting provisions for options granted generally range from immediate vesting to pro rata vesting over a three-year period. Options granted under the 1991 Plan, at the discretion of the Compensation Committee, included the right to acquire a reload option. A reload option provides for the automatic grant of a new option at the then-current market price in exchange for each previously owned share tendered by an employee in a Stock-for-Stock exercise.

        The 1991 plan terminated on September 26, 1991 in accordance with its termination provision. Accordingly, no further options may be granted under the 1991 Plan. All options outstanding under the 1991 Plan continue in full force and effect subject to their original terms. As of December 31, 2002, there remained 203,532 options outstanding under the 1991 plan at an exercise price of $1.15 per share.

1994 Plans

        In January 1994, the Board of Directors authorized the establishment of the 1994 Employee Stock Option Plan (the "1994 Plan"). The initial number of shares of Class A Common Stock subject to the 1994 Plan was 1,000,000. The terms of the 1994 Plan are similar to those of the 1991 Plan. Options are granted with exercise prices that approximate fair market value at the date of grant. In May 1996, July 1997, November 1998 and June 2000 Wave's shareholders approved amendments to Wave's 1994 Plan to increase the number of shares of Class A Common Stock reserved for issuance there under by 1,000,000, 1,000,000, 5,000,000 and 5,000,000, respectively. Therefore, the total number of shares of Class A Common Stock reserved for issuance under the 1994 Plan is 13,000,000 shares. As of December 31, 2002, there were approximately 1,332,000 shares available for grant under the 1994 Plan.

        In January 1994, the Board of Directors authorized the establishment of the Non-Employee Directors Stock Option Plan (the "Directors' Plan"). The total number of shares of Class A Common

Stock subject to the Directors' Plan was initially 200,000. Pursuant to the Directors' Plan, each director who was not an employee of Wave received an initial grant of options to purchase 12,000 shares of Class A Common Stock Options are granted with exercise prices that approximate fair market value at the date of grant.

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

        Options under the Directors' Plan are exercisable for a period of ten years from the date of grant. Options may not be exercised after the option holder ceases to be a director of Wave, except that in the event of death or disability of the option holder, the option may be exercised for a period of one year after the date of death or disability, and, in the event of retirement of the option holder, the option may be exercised for a period of three months after the date of retirement. As of December 31, 2002, there were approximately 405,000 shares available for grant under the Director's Plan.

        In September 1996, the Board of Directors authorized the establishment of the 1996 Performance Stock Option Plan (the "1996 Plan"). The initial number of shares of Class A Common Stock subject to the 1996 Plan was 800,000. The terms of the 1996 Plan are similar to those of the 1994 and 1991 Plans. Options are granted with exercise prices that approximate fair market value at the date of grant. As of December 31, 2002, there were approximately 125,000 shares available for grant under the 1996 Plan.

        The per share weighted-average fair value of stock options under all plans granted during 2002, 2001 and 2000 was $1.62, $2.89 and $12.18 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Expected Life (Years)	5	5	10
Interest Rate	3.0%	4.0%	6.0%
Volatility	113%	119%	113%
Dividend Yield	0%	0%	0%

        Wave applies APB Opinion No. 25 in accounting for its Plans. Compensation expense has been recognized in the financial statements for Stock options granted to employees at exercise prices below the market value of $333,137 in 2002, $552,554 in 2001 and $318,609 in 2000. Deferred compensation for stock options granted to employees at exercise prices below market value was approximately $372,000 and $1,000,000 as of December 31, 2002 and 2001, respectively; and is being recognized over a period of three years from the date of grant.

Summary of Option Activity

        A summary of option activity through December 31, 2002 follows:

	Class A and B shares subject to option	Weighted average exercise price
Balance at January 1, 1991	—	$—
Options granted	30,000	1.67

Balance at December 31, 1991	30,000	1.67
Options granted	816,750	1.18

Balance at December 31, 1992	846,750	1.20
Options granted	949,186	3.10

Balance at December 31, 1993	1,795,936	2.20
Options granted	310,200	3.05
Options canceled	(108,500)	3.38

Balance at December 31, 1994	1,997,636	2.27
Options granted	777,850	2.22
Options canceled	(349,205)	2.11
Options exercised	(681,700)	.64

Balance at December 31, 1995	1,744,581	2.92
Options granted	1,342,075	2.65
Options canceled	(503,879)	3.20
Options exercised	(214,091)	1.97

Balance at December 31, 1996	2,368,686	2.79
Options granted	707,914	1.02
Options canceled	(676,741)	1.57
Options exercised	(70,326)	1.90

Balance at December 31, 1997	2,329,533	2.38
Options granted	5,756,893	2.47
Options canceled	(707,384)	2.48
Options exercised	(78,653)	1.94

Balance at December 31, 1998	7,300,389	2.40

Options granted	1,925,447	10.15
Options canceled	(450,378)	3.51
Options exercised	(964,000)	1.69

Balance at December 31, 1999	7,811,458	4.33
Options granted	3,444,037	13.58
Options canceled	(905,145)	12.33
Options exercised	(2,030,958)	2.51

Balance at December 31, 2000	8,319,392	7.90
Options Granted	2,934,272	3.46
Options Canceled	(1,128,327)	8.16
Options Exercised	(473,511)	1.42

Balance at December 31, 2001	9,651,826	6.85
Options Granted	1,607,959	1.94
Options Canceled	(1,033,989)	8.44
Options Exercised	(42,553)	1.04

Balance at December 31, 2002	10,183,243	$5.94

        At December 31, 2002, there were approximately 6,349,221 options exercisable at prices ranging from $.49 to $37.50.

        The following table summarizes information about stock options outstanding at December 31, 2002:

Range of exercise prices	Number outstanding	Number exercisable	Weighted average exercise price	Weighted average remaining contractual life
$.49—0.74	2,032	2,032	$.49	4.5 years
0.75–1.12	242,264	242,264	1.10	5.2 years
1.13–1.69	1,344,008	843,256	1.33	7.1 years
1.70–2.55	1,659,596	166,429	1.96	8.9 years
2.56–3.84	1,841,486	1,808,153	3.64	5.5 years
3.85–5.78	2,192,572	1,152,200	4.09	7.5 years
5.79–8.68	246,928	169,928	6.64	6.7 years
8.69–13.04	1,218,985	903,867	11.82	6.9 years
13.05–19.58	1,178,642	889,939	15.00	6.9 years
19.59–29.38	206,730	137,819	19.69	7.6 years
29.39–37.50	50,000	33,334	33.75	7.2 years

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

        Stock option activity during 2002 and 2001 is as follows:

	2002		2001		2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at Beginning of year	1,029,975	$1.22	634,964	$1.23	—	$—
Granted	1,011,799	1.20	756,840	1.20	690,520	1.23
Exercised	—	—	(27,777)	1.20	—	—
Canceled	(638,933)	1.20	(334,052)	1.20	(55,556)	1.20

Balance at end of year	1,402,841	1.21	1,029,975	1.22	634,964	1.23

Exercisable at end of year	658,156	1.23	176,682	1.30	97,089	1.23

Additional shares available for grant at end of year	1,069,382		1,442,248		1,865,036

        The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $0.85, $0.89 and $0.99, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3%	4%	6%
Expected Volatility	119%	127%	149%
Expected life	3 years	3 years	3 years

        The following table summarizes information about WaveXpress' fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.20	1,394,644	9.0	$1.20	649,959	$1.20
$3.00–4.50	8,197	7.6	$3.37	8,197	$3.37

$1.20–4.50	1,402,841	8.9	$1.21	658,156	$1.23

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

        In connection with a technology license agreement with Aladdin, Wave issued two warrants on July 18, 1997 to purchase Wave's Class A Common Stock. The first warrant was exercisable in 100,000 share lots, and provided the holder with the right to acquire 1,216,136 shares of Wave's unregistered Class A Common Stock at an exercise price of $1.70 per share. The first warrant had a life of two years. The second warrant provided the holder with the right to acquire 7% of Wave's Class A Common Stock on a fully diluted basis for the average closing price for the 15 trading days prior to exercise and had a three year life. During June of 1998, Aladdin exercised a portion of the second warrant to purchase 1,000,000 shares of Common Stock. On March 31, 1999 Aladdin exercised their entire first warrant for 1,216,136 Class A Common Stock. Associated with the second warrant, Aladdin had the right to acquire shares approximating 3.45% of Wave's Class A Common Stock. The remaining shares under the second warrant were not exercised, and expired July 17, 2001.

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

        A summary of warrants outstanding at December 31, 2002, follows:

Class A and B shares subject to warrants	Range of exercise prices	Weighted Average Remaining Contractual Life
65,000	$3.09–$3.48	1.5 years
20,000	$10.00—$14.73	4.5 years

        At December 31, 2002, warrants to acquire approximately 85,000 shares of Class A Common Stock were exercisable.

(10) Licensing Agreements

(a) Licensed Patents

        In February 1994, Wave entered into an Amended and Restated License Agreement (the "Agreement") with Mr. Peter J. Sprague, the former Chairman and former Chief Executive Officer of Wave, and Mr. John Michener, then a shareholder and officer of Wave, whereby Wave was granted an exclusive license to make, have made, use, lease, sell or otherwise perform services covered by certain licensed patents which are a fundamental part of some of Wave's products. The Agreement amends and restates certain license agreements entered into by Wave prior to February 1994.

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

        Wave acquired the license for this technology in exchange for $950,000 plus two warrants to purchase Wave's Class A Common Stock valued at approximately $2.9 million (see note 9). The cost of this license was expensed as research and development costs. Aladdin also is provided a royalty payment of 5% to 9% of Wave's net content revenues.

        In connection with this agreement, Aladdin acquired an equity position in Wave by purchasing 500,000 shares of Wave's Class A Common Stock for $900,000, which approximated the fair market value of the shares on the date of purchase (see note 8).

(11) License and Cross-License Agreements

        On May 1, 1992, Wave entered into a Joint Technology Development Agreement and License and Cross-License Agreement ("License and Cross-License Agreement") with The Titan Corporation ("Titan") whereby Titan granted to Wave license rights to the use of certain patents which are co-owned or licensed by Titan. Wave granted to Titan the exclusive right to make for, sell in, and lease in a "Retained Market," as defined in the agreement, the subject matter described in any Company patent. The Retained Market is defined generally as the market for "Government Information," as defined in the agreement, used solely by a government entity, and the market for products used to access such information. Wave issued to Titan 674,976 shares of Class B Common Stock in return for the license to Titan's patents. These shares were valued at $1.67 per share (total $1,124,960), the estimated fair value of the shares at the time of issuance (based on the price at which shares were sold to third parties near the time of issuance), and were included in research and development expense in the accompanying consolidated statement of operations for the period from February 12, 1988 through December 31, 2002.

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

        A director of Wave, who resigned from the Board at the end of 1997, is also the President, Chief Executive Officer, and a director of Titan. Pursuant to the terms of a related stockholders agreement, Titan has the right to designate a member of Wave's Board of Directors for as long as Titan continues to own at least 50% of the shares originally issued to Titan. As of December 31, 2002, no royalties have been earned by Titan. On February 28, 1997, Wave and Titan executed an addendum to the License Agreement whereby Wave received a sole license to Titan's patent to develop and distribute products to the in-home consumer microcomputers market segment. Under this addendum, Titan waived all defaults previously incurred by Wave as well as extended the license agreement to expire at the time the patents expire.

(12) Revenue Sharing Agreements With Partners

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

(13) Development Contract with SSP Solutions, Inc.

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

        In February 2001, Wave entered into an unrelated stock purchase agreement with BIZ pursuant to which Wave purchased 3,600,000 shares of BIZ Series B preferred stock in exchange for 2,000,000 shares of its Class A Common Stock. Subsequently, Litronic, Inc., a provider of authentication and encryption security technology, completed a merger with BIZ to form SSP Solutions, Inc. (See Note 14). The intention of the cross investment was to add an additional incentive to both parties under the agreement and it was intended to be a swap of shares of equal value.

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

        Effective January 29, 2002, due to a refocus of SSP's development efforts, SSP formally requested Wave to suspend work on the Linux project. SSP further requested Wave to (i) agree to amend the existing contract, (ii.) agree to identify any balance of development budget left from the Linux project commitment and (iii) agree to formally estimate the costs to complete two other projects that SSP would like Wave to focus upon. At that time, Wave had ceased all work relating to SSP and recognized the remaining non-refundable cash received, $198,000 in during the quarter ended March 31, 2002. Revenue was recognized under the percentage of completion method of accounting.

        On September 30, 2002 Wave and SSP executed a Termination Agreement and Mutual Release whereby Wave was issued an additional 1,600,000 shares of SSP Class A Common Stock and a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000 (the "Note") as a fee for the termination by SSP of the contract. The Note is convertible into SSP Class A common stock at the rate of $1.35 which is subject to adjustments for anti-dilution stock splits, stock dividends, reclassifications, reorganizations and the like. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended. The shares that Wave received were recorded on the its balance sheet at estimated fair value based on the average closing price of the shares on the Nasdaq national exchange for the period from the two trading days before to the two trading days after the date of issuance of the shares, or $1.05 per share, for an aggregate value of $1,680,000. A termination fee of $1,680,000 was recognized in Wave's statement of operations in connection with this transaction. On December 13, 2002 SSP exercised its right to convert the Note into 200,000 shares of SSP common stock. The 200,000 shares that Wave received from the Note conversion were initially recorded on the balance sheet at $0.69 per share, for an aggregate value of $138,000.

(14) Investments

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

        During 2002, SSP issued Wave an additional 1,800,000 shares of common stock in connection with the cancellation of a development agreement between the two parties and the conversion of the Note. Wave has accounted for its investment in SSP as non-current marketable equity securities available for sale. Unrealized holding gains and losses on these securities are recorded in other comprehensive income in stockholders' equity, unless the unrealized loss in the investment is deemed to be other than temporary, whereby the decline in value is recognized as a realized loss in Wave's statement of operations. As of December 31, 2002 and 2001, Wave's investment in SSP was valued at $2,881,016 and $11,160,758. As detailed in the table below:

			As of December 31, 2001				As of December 31, 2002
Acquisition Date	Shares	Original Cost	Other than Temporary Decline	Adjusted basis	Unrealized Gain/(Loss)	Carrying Value	Other than Temporary Decline	Carrying Value
February 2, 2001	3,083,083	$14,312,800	$(1,736,685)	$12,576,115	$(1,415,357)	$11,160,758	$(10,757,099)	$1,819,016
September 30, 2002	1,600,000	1,680,000	—	—	—	—	(736,000)	944,000
December 13, 2002	200,000	138,000	—	—	—	—	(20,000)	118,000

	4,883,083	$16,130,800	$(1,736,685)	$12,576,115	$(1,415,357)	$11,160,758	$(11,513,099)	$2,881,016

        In addition, Wave holds 107,975 common shares of XO Communications Corporation ("XO"). As of December 31, 2002 and 2001 the stock had a market value of $0 and $10,366, respectively

(15) Joint Ventures

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

        In February, 2000, ITG was acquired by Concentric Network Corporation. As a result of this transaction, Wave received $2,162,457 in cash and 83,910 shares of Concentric Common Stock. Subsequently, Concentric was acquired by XO, whereby Wave's 83,910 shares in Concentric were converted into 107,975 shares of XO. (See Note 13—Investments). In addition, certain assets of ITG, namely the 1,000,000 shares of Wave Common Stock and ITG's interest in GlobalWave, were distributed to Redwave.

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

        As of December 31, 2002, Wave has contributed its entire committed investment of approximately $5.7 million in the form of development costs incurred and cash. Pursuant to the equity method of accounting, Wave had recognized its equity share (40%) of GlobalWave's net losses in its operating results for the years-ended December 31, 2002, 2001 and 2000 of $0, $2.3 million and $3.4 million, respectively.

        On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock in exchange for 60% of the remaining assets of GlobalWave for a total purchase price of approximately $2,244,000. The purchase of the 60% of the remaining assets of GlobalWave was accounted for as an acquisition of assets and not considered a business combination, as GlobalWave had effectively ceased operations prior to the acquisition. In exchange for the 1,700,000 shares, Wave received approximately $1,380,000 in cash, tangible fixed assets of approximately $9,000 and the exclusive rights under the licenses that it had previously sold to GlobalWave, which granted GlobalWave the exclusive right to commercialize the Wave Commerce System in Europe; the Middle East and Africa. Wave incurred a charge to operations representing the amount by which the purchase price exceeded the tangible assets that Wave received of approximately $855,000. In addition, GlobalWave forgave its receivable from Wave of $189,000. The net charge of approximately $666,000 has been presented in the statement of operations for the year ended December 31, 2002 as an impairment charge of the acquired license. Wave assumed no liabilities as a result of this transaction.

(b) WaveXpress

        In April 1999, Wave joined with Sarnoff Corporation to form a new joint venture, WaveXpress. WaveXpress develops secure data broadcast architecture, infrastructure and content services. This technology and these services will allow content providers to send digital content to properly equipped PC's by utilizing unused bandwidth in the Digital Television Spectrum or broadcast over cable television lines. Consumers will be able to purchase this content directly through a secure network connection, thus enabling a significant new revenue stream for broadcasters or cable television operators. On October 15, 1999, Wave and Sarnoff signed a joint venture agreement that formally established WaveXpress. Under this agreement, Sarnoff and its affiliates received a 40% equity stake in WaveXpress. Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter Sprague; former Chairman of Wave, and Steven Sprague; Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

        Wave has funded WaveXpress through a series of convertible notes, some with attached warrants. The notes bear interest at rates of 2% to 3% above the prime rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of Common Stock of WaveXpress at varying prices per share. In addition, some of the notes carry attached warrants that allow Wave to purchase additional shares of WaveXpress, generally at the conversion price of the notes. As of September 30, 2002, Wave owned 69% of WaveXpress while Sarnoff owned 26%. The equity interests of Wave, Sarnoff and Wave's affiliates referred to above, assuming all of Wave's and Sarnoff's convertible securities are converted and warrants are exercised, would be approximately 83%, 8%, and 9%, respectively. Through December 31, 2002, Wave has provided approximately $32.6 million in funds, including approximately $3.6 million in accrued interest. During 2001, some of the notes, totaling $9.5 million matured and were converted into 1,826,570 shares of WaveXpress common stock. These amounts are eliminated in consolidation.

        Neither Sarnoff nor any of the other minority shareholders have provided or are obligated to provide funding to WaveXpress. Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of Wave as of December 31, 2002 and for the period then ended. In addition, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress' balance sheet and operating results in its consolidated financial statements. WaveXpress has incurred net losses of $6.3 million, $10.2 million, and $11.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

(16) Cash Collected on Behalf of Charities

        As of December 31, 2002, Wave held cash received on behalf of charities of $235,553 in connection with Charitywave.com, Wave's on-line charitable donation service. These donations were received primarily on behalf of donors to the New York Times Neediest Cases Fund. In addition, Wave had a receivable from its credit card processor of $27,603 as of December 31, 2002, associated with these donations. The total of $263,156 is reflected as due to charities in the December 31, 2002 financial statements, and was paid to the applicable charities within 30 days, in accordance with the standard Charitywave.com contracts with its member charities.

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

(17) Commitments and Contingencies

Litigation

        Wave is a party to legal proceedings generally incidental to its business. Management believes that the outcome of such litigation will not have a material adverse effect on the consolidated financial position of the Company.

Leases

        Summarized below is a listing of properties leased by Wave pursuant to non-cancelable operating leases. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

Location	Annual Lease Cost	Lease Expiration Date
Lee, MA	$147,095	Aug. 2004
New York, NY	90,000	Monthly
Princeton, NJ	264,000	Jun. 2003
Cupertino, CA	168,228	Feb. 2008
Nashville, TN	47,233	Sep. 2003
Orvault, France	92,172	Sep. 2010
New York, NY(1)	304,317	Apr. 2006

Total	$1,113,045

(1)
WaveXpress facility

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2002 are as follows:

2003	$701,948
2004	589,105
2005	573,782
2006	375,724
2007	280,098
Thereafter	284,961

Total minimum lease payments	$2,805,617

        Rent expense for the years ended December 31, 2002, 2001, 2000 and for the period from inception through December 31, 2002 amounted to approximately $1,804,000, $2,101,000, $1,960,000 and $8,984,000, respectively.

        There were no capital lease obligations as of December 31, 2002.

(18) Income Taxes

        The Company did not provide for any income tax expense or (benefit) for the years ending December 31, 2002, 2001 and 2000.

        The following table summarizes the significant differences between the United States federal statutory tax rate and the Company's effective tax rate for financial statement reporting purposes:

	2002	2001	2000
Statutory tax rate	34%	34%	34%
Equity in loss from subsidiaries	(1)	(2)	(10)
Change in valuation allowance	(33)	(32)	(24)

Total	—%	—%	—%

        The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$76,174,000	$61,604,000
Accrued expenses	383,000	831,000
Intangibles	2,015,000	4,609,000
Reserves	974,000	549,000
Depreciation	845,000	786,000
Other	5,631,000	—

Total gross deferred tax assets	86,022,000	68,421,000
Less valuation allowance	(86,022,000)	(68,421,000)
Net deferred tax asset	$—	$—

        The valuation allowance increased by approximately $17.6 million and $23.9 million, during the years ended December 31, 2002 and 2001, respectively.

        Management has concluded that it is more likely than not that Wave will not have sufficient taxable income of an appropriate character within the carryback and carryforward period permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets and, therefore, a valuation allowance of $86,022,000 and $68,421,000 has been established to reduce the deferred tax assets at December 31, 2002 and 2001 respectively.

        Wave has net operating loss carryforwards for tax return purposes of approximately $179 million, which expire beginning in 2003 through 2022. Pursuant to the Section 382 of the Internal Revenue Code, the annual utilization of Wave's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three year period. Wave has not determined whether there has been such a cumulative change in ownership or the impact on the utilization of the loss carryforwards if such change has occurred.

(19) Defined Contribution Plan

        Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2002, 2001 or 1999.

(20) Disclosures about the Fair Value of Financial Instruments

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

(21) Restructuring Costs and Other Charges

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

(22) Segment Reporting

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

        The following sets forth reportable segment data:

	For the years ended December 31,
	2002	2001	2000
Operating Revenues:
EMBASSY® Trusted Client Platform and Services	$446,588	$672,325	$332,522
WaveXpress Data Broadcasting	—	19,800	—

Total Operating Revenues	446,588	692,125	332,522
(Net Loss):
EMBASSY® Trusted Client Platform and Services (1)	(26,914,035)	(37,068,320)	(39,712,441)
WaveXpress Data Broadcasting	(6,336,655)	(10,252,001)	(10,183,134)

Total Segments Net Loss	(33,250,690)	(47,320,321)	(49,895,575)

Interest Income	477,902	2,688,105	5,103,716
Interest Expense	—	—	—
Equity in net losses of equity method investees	—	(2,332,159)	(3,406,491)
Gain on termination of development contract	1,818,000	—	—
Provision for loss on officer note receivable	(919,518)	—	—
Loss for Other than Temporary Decline in Marketable Equity Securities	(11,513,099)	(1,736,682)	—
Gain on sale of marketable securities	—	—	542,457

Net Loss	$(43,467,405)	$(48,701,057)	$(47,655,893)

Depreciation and Amortization Expense:
EMBASSY® Trusted Client Platform and Services (2)	1,563,987	3,281,547	2,228,078
WaveXpress Data Broadcasting	436,718	970,408	939,060

Total Depreciation Expense	$2,000,705	$4,251,955	$3,167,138

Capital Expenditures:
EMBASSY® Trusted Client Platform and Services	1,083,877	1,307,271	1,323,485
WaveXpress Data Broadcasting	73,755	200,327	4,275,815

Total Capital Expenditures	$1,157,632	$1,507,598	$5,599,300

Assets:
EMBASSY® Trusted Client Platform and Services	17,560,523	58,562,392	92,164,096
WaveXpress Data Broadcasting	648,849	1,671,910	5,920,365

Total Assets	$18,209,372	$60,234,302	$98,084,461

(1)
Includes $0, $0 and $2,176,000 in in-process research and development for the years-ended December 31, 2002, 2001 and 2000 respectively (See Note 4).

(2)
Includes $0, $1,720,632, and $573,544 in goodwill amortization for the year-ended December 31, 2002, 2001 and 2000 respectively (See note 4)

(23) Selected Quarterly Financial Data

	For Quarters-ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Revenues	$53,336	$69,845	$77,792	$245,615
Gross Profit	23,927	44,545	39,279	136,629
Loss from Operations	(6,858,788)	(8,536,488)	(7,905,212)	(9,950,202)
Net loss	(9,886,002)	(12,649,493)	(9,687,005)	(11,244,905)
Net loss per Common Share	$(0.19)	$(0.24)	$(0.19)	$(0.22)
	For Quarters-ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001
Revenues	$202,221	$224,768	$191,698	$73,438
Gross Profit	50,351	140,854	60,104	70,857
Loss from Operations	(9,922,017)	(11,227,427)	(11,722,600)	(14,448,277)
Net loss	(11,743,942)	(11,200,084)	(11,890,884)	(13,866,147)
Net loss per Common Share	$(0.23)	$(0.22)	$(0.24)	$(0.28)

QuickLinks

Table of Contents
PART I
PART II
Statement of Operations Data
Balance Sheet Data
PART III
PART IV
SIGNATURES
CERTIFICATIONS
Index to Consolidated Financial Statements
INDEPENDENT AUDITORS' REPORT
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Balance Sheets December 31, 2002 and 2001
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Statements of Operations Years ended December 31, 2002, 2001, 2000, and period from February 12, 1988 (date of inception) through December 31, 2002
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Consolidated Statements of Cash Flows Years ended December 31, 2002, 2001, 2000, and the Period From February 12, 1988 (Date of Inception) through December 31, 2002
WAVE SYSTEMS CORP. AND SUBSIDIARIES (a development stage corporation) Notes to Consolidated Financial Statements