Form 10-Q
period 2003-03-31
WAVE SYSTEMS CORP
filed 2003-05-15
CIK 919013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.

Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2003: 51,781,918 shares of Class A Common Stock and 314,225 shares of Class B Common Stock.

PART I -                                                FINANCIAL INFORMATION

Item 1.                                                             Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Unaudited Consolidated Balance Sheets

	As of
	March 31, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$4,195,436	$10,221,124
Cash Collected on Behalf of Charities	—	235,553
Notes Receivable from Officers	—	278,342
Inventories	1,115,003	1,112,818
Prepaid expenses and other receivables	430,627	574,316
Total current assets	5,741,066	12,422,153
Marketable Equity Securities	2,929,847	2,881,016
Property and equipment, net	2,395,795	2,542,765
Other assets	321,789	363,438
Total Assets	11,388,497	18,209,372
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	3,124,449	3,404,377
Due to Charities	—	263,156
Deferred Revenue	18,667	—
Total current liabilities	3,143,116	3,667,533

Common stock, $.01 par value. Authorized 75,000,000 shares as Class A; 51,781,918 shares issued and outstanding in 2003 and 51,771,918 in 2002	517,820	517,720
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 314,225 shares issued and outstanding in 2003 and 325,225 in 2002	3,142	3,242
Capital in excess of par value	247,160,745	247,112,405
Deficit accumulated during the development stage	(239,485,157)	(233,091,528)
Other Comprehensive Income (Loss) – unrealized gain on marketable securities	48,831	—
Total stockholders’ equity	8,245,381	14,541,839
Total Liabilities and Stockholders’ Equity	$11,388,497	$18,209,372

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Period from February 12, 1988 (date of inception) through March 31, 2003
	March 31, 2003	March 31, 2002
Net Revenues:
Product	$163	$25,000	$486,277
Services	12,549	220,615	753,846
Licensing and Other	3,692	—	509,591
Total Net Revenues	16,404	245,615	1,749,714
Cost of Sales:
Product	1,855	16,425	282,910
Services	1,149	92,561	360,855
Licensing and Other	1,404	—	137,041
Total Cost of sales	4,408	108,986	780,806
Gross margin	11,996	136,629	968,908

Operating expenses:
Selling, general and administrative	3,844,350	5,414,746	131,504,309
Research and development	2,635,134	3,040,415	86,597,823
Write-off of intangibles and other impaired assets	—	905,390	3,332,948
Restructuring costs and other special charges	—	726,280	726,280
Amortization of goodwill	—	—	2,294,176
Write-off of goodwill	—	—	3,054,456
In Process research and development expense	—	—	2,176,000
Acquisition costs	—	—	1,494,000
Aladdin license expense	—	—	3,889,000
	6,479,484	10,086,831	235,068,992
Other income (expense):
Interest income	23,859	182,316	10,215,160
Interest expense	—	—	(1,695,461)
Equity in net losses of Global Wave	—	—	(5,738,650)
Loss on Other than Temporary Decline in Marketable Equity Securities	—	(1,477,019)	(13,249,781)
Gain on Sale of Marketable Securities	—	—	542,457
License fee	—	—	5,000,000
License warrant cost	—	—	(1,100,000)
Gain on termination of development contract	—	—	1,818,000
Provision for loss on officer note receivable	—	—	(999,518)
Other Income (expense)	50,000	—	(177,280)
	73,859	(1,294,703)	(5,385,073)
Net loss	(6,393,629)	(11,244,905)	(239,485,157)

Accrued dividends on preferred stock (including accretion of assured incremental yield on preferred stock of $750,000)	—	—	4,350,597
Net loss to common stockholders	$(6,393,629)	$(11,244,905)	$(243,835,754)
Loss per common share – basic and diluted	$(0.12)	$(0.22)	$(11.59)
Weighted average number of common shares outstanding during the period	52,096,143	50,353,589	21,041,361

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from February 12, 1988 (date of inception) through March 31, 2003

	Three Months ended
	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Net loss	$(6,393,629)	$(11,244,905)	$(239,485,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	3,054,456
Goodwill Amortization	—	—	2,294,176
Depreciation and amortization	317,337	559,157	9,949,468
Reserve for note from affiliate	—	—	1,672,934
Provision for loss on officer note receivable	—	—	999,518
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	119,000
Common stock issued in connection with License and Cross-License Agreement	—	—	1,124,960
Realized gain on marketable securities	—	—	(542,457)
Net losses realized on Global Wave investment	—	—	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	25,561	143,500	2,920,656
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In Process research and development	—	—	2,176,000
Write-off of Impaired Assets	—	905,390	3,332,948
Loss on Other than Temporary Decline in Marketable Equity Securities	—	1,477,019	13,249,781
Gain on termination of development contract with SSP Solutions, Inc.	—	—	(1,818,000)
Preferred stock issued for services rendered	—	—	265,600
Compensation associated with issuance of stock options	22,779	(92,744)	1,895,652
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,254
Common stock issued by principal stockholder for services rendered	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	18,667	(197,965)	18,667
Increase in accrued interest on note receivable	(3,056)	(18,604)	(145,600)
Increase in inventories	(2,185)	(828,504)	(1,115,003)
(Increase) decrease in prepaid expenses and other receivables	143,689	195,499	(400,305)
(Increase) decrease in other assets	41,649	(158,174)	(336,704)
Increase (decrease) in accounts payable and accrued expenses	(284,277)	772,677	3,513,549
Decrease in amounts due to charities	(258,807)	(423,053)	—
Decrease in cash restricted on behalf of Charities	235,553	358,531	—
Net cash used in operating activities	(6,136,719)	(8,552,176)	(183,726,629)

			Period from February 12, 1988 (date of inception) through March 31, 2003

	Months ended
	March 31, 2003	March 31, 2002

Cash flows from investing activities:
Acquisition of property and equipment	(170,368)	(654,499)	(11,613,845)
Investment in GlobalWave joint venture		(1,559,250)	(5,701,250)
Cash received in connection with GlobalWave acquisition		—	1,380,464
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	—	—	2,162,457
Exercise of warrants to acquire securities-available for sale	—	—	(1,620,000)

Net cash used in investing activities	(170,368)	(2,213,749)	(19,580,074)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	38,351	192,536,220
Net proceeds from issuance of preferred stock and warrants	—	—	12,283,027
Note receivable from stockholder	281,399	—	(853,922)
Proceeds from notes payable and warrants to
Stockholders	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,254
Repayments of note payable	—	—	(255,000)
Redemption of Preferred Stock	—	—	(506,440)

Net cash provided by financing activities	281,399	38,351	207,502,139

Net increase (decrease) in cash and cash equivalents	(6,025,688)	(10,727,574)	4,195,436

Cash and cash equivalents at beginning of period	10,221,124	40,437,119	—

Cash and cash equivalents at end of period	$4,195,436	$29,709,545	$4,195,436

Supplemental information about non-cash investing and financing activities:

On March 27, 2003 Wave granted an extraordinary bonus to an officer that was used to repay a note receivable in the amount of $281,399, consisting of $250,000 in principal and $31,899 in accrued interest (see note 6).

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A common stock		Class B common stock		Capital in excess of Par value	Deficit accumulated during the development Stage	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount	Shares	Amount
Balance at December 31, 2002	51,771,918	$517,720	324,225	$3,242	$247,112,405	$(233,091,528)	$0	$14,541,839

Net loss	—	—	—	—	—	(6,393,629)	—	(6,393,629)
Increase in accumulated unrealized gain on marketable securities	—	—	—	—	—	—	48,831	48,831
Comprehensive income (loss)	—	—	—	—	—	—	—	(6,344,798)

Issuance of warrants to purchase Class A Common Stock for Services	—	—	—	—	25,561	—	—	25,561

Compensation expense on Employee stock options issued	—	—	—	—	22,779	—	—	22,779
Exchange of Class B Common Stock for Class A Common Stock	10,000	100	(10,000)	(100)	—	—	—	—

Balance at March 31, 2003	51,781,918	$517,820	314,225	$3,142	$247,160,745	$(239,485,157)	$48,831	$8,245,381

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Notes To Unaudited Consolidated Financial Statements

March 31, 2003 and 2002

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of March 31, 2003 and December 31, 2002, and the results of its operations and cash flows for the quarters ended March 31, 2003 and 2002.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2002, included in its Form 10-K filed on March 31, 2003.  The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary and WaveXpress, Inc. (“WaveXpress”) a majority-owned subsidiary.  All significant intercompany transactions have been eliminated.  The financial statements of Wave have been presented in the development stage format as prescribed by Statement of Financial Accounting Standards No. 7.  Management has determined that Wave meets the criteria of a development stage enterprise as prescribed in Statement of Financial Accounting Standard No. 7 because it has devoted substantially all of its efforts since inception toward research and development activities and establishing a new business; and although planned principal operations have commenced, there has been no significant revenue from those operations.

1.                                      Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of March 31, 2003 has an accumulated deficit of approximately $239 million.  We also expect we will incur an operating loss for the calendar year of 2003.  Although we currently have working capital of approximately $2.6 million and have raised approximately $5.5 million through a private placement of convertible preferred stock and warrants to purchase Class A Common Stock on April 30, 2003, for a total of $8.1 million, we expect our operating and research and development expenditures over the next three fiscal quarters will exceed this amount.  We do not anticipate sufficient revenue over this same period to fund our operations through the end of 2003.  As a result, we will need to raise additional capital in order to continue operating beyond this period.  Considering our current available cash and our projected operating cash requirements, we anticipate that we will need $7 million of additional cash from a combination of revenues and other sources to satisfy our current forecasted cash flow requirements for the twelve-month period ending March 31, 2004.   In order to raise the additional cash required for Wave’s operations, Wave is exploring a number of financing alternatives that include one or more commercial or strategic transactions.  In addition to raising additional capital, our operating plan for the calendar year of 2003 includes the realization of a particular level of sales revenue, and an operating expense budget that must be met in order to achieve our plan.  Should sales be less than forecast, expenses higher than forecast or if the availability of financing is less than the amount in our operating plan, Wave will not have adequate resources to fund our operations beyond the fourth quarter of 2003.

2.                                      Loss per Share:

Loss per share is computed based on the weighted average number of common shares outstanding.  The inclusion of common stock equivalents (warrants and options) in this computation would be anti-dilutive; therefore basic and dilutive are the same.

3.                                      Development Contract with SSP Solutions, Inc.

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

As of December 31, 2001, Wave had received $555,556 in cash and had not exercised any stock appreciation rights.  Wave recognized approximately $358,000 in revenue under the development agreement at December 31, 2001 under the percentage of completion method of accounting.

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

On September 30, 2002 Wave and SSP executed a Termination Agreement and Mutual Release whereby Wave was issued an additional 1,600,000 shares of SSP common stock and a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000 (the “Note”) as a fee for the termination by SSP of the contract.  The Note is convertible into SSP common stock at the rate of $1.35 which is subject to adjustments for anti-dilution stock splits, stock dividends, reclassifications, reorganizations and the like. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended.  The shares that Wave received were recorded on the its balance sheet at estimated fair value based on the average closing price of the shares on the Nasdaq national exchange for the period from the two trading days before to the two trading days after the date of issuance of the shares, or $1.05 per share, for an aggregate value of $1,680,000.  A termination fee of $1,680,000 was recognized in Wave’s statement of operations in connection with this transaction during the third quarter of 2002.  On December 13, 2002 SSP exercised its right to convert the Note into 200,000 shares of SSP common stock.  The 200,000 shares that Wave received from the Note conversion were initially recorded on the balance sheet  at $0.69 per share, for an aggregate value of $138,000.

4.                                      Investments

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

During 2002, SSP issued Wave an additional 1,800,000 shares of common stock in connection with the cancellation of a development agreement between the two parties and the conversion of the Note.  Wave has accounted for its investment in SSP as non-current marketable equity securities available for sale. Unrealized holding gains and losses on these securities are recorded in other comprehensive income in stockholders’ equity, unless the unrealized loss in the investment is deemed to be other than temporary, whereby the decline in value is recognized as a realized loss in Wave’s statement of operations.  Wave recognized other than temporary unrealized losses of $0 and $1,477,019 in its statements of operations for three months ended March 31, 2003 and 2002, respectively.  As of March 31, 2003 and December 31, 2002 Wave held 4,883,083 common shares of SSP valued at  $2,929,847 and $2,881,016, respectively.

5.                                      WaveXpress:

In April 1999, Wave joined with Sarnoff Corporation (“Sarnoff”) to form a new joint venture, WaveXpress.  WaveXpress develops secure data broadcast architecture, infrastructure and content services.  On October 15, 1999, Wave and Sarnoff signed a Joint Venture Agreement, which formally established WaveXpress.  Under this agreement, Sarnoff and its affiliates received a 40% equity stake in WaveXpress.  Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  The affiliates of Wave included Peter and Steven Sprague, the former Chairman and Chief Executive Officer of Wave, respectively, certain members of the Board of Directors of Wave and certain employees.

Wave has funded WaveXpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 1% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of WaveXpress at varying prices per share.    Through March 31, 2003, Wave had provided approximately $33.9 million in funds to WaveXpress, including approximately $4.0 million in accrued interest.  This amount includes approximately $9.5 million that automatically converted into 1,826,570 additional shares of WaveXpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of March 31, 2003, Wave owned 69% of WaveXpress while Sarnoff owned 26%.  The equity interests of Wave, Sarnoff and Wave’s affiliates referred to above, assuming all of Wave’s and Sarnoff’s convertible securities are converted and warrants are exercised, would be approximately 84%, 7% and 9%, respectively.  None of the minority shareholders have provided or are obligated to provide funding to WaveXpress.  Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress’ balance sheet and operating results in its consolidated financial statements.  WaveXpress’ net losses included in Wave’s consolidated financial statements are $1.0 million and $2.9 million for the quarters ended March 31, 2003 and 2002, respectively.

6.                                      Notes Receivable from Officers

From time to time, prior to the enactment of the Sarbanes-Oxley Act of 2002, Wave made loans to its executive officers.  Wave had outstanding loans receivable from officers totaling $1,011,140 less a reserve for uncollectibity of $1,011,140 for a net balance of $0 as of March 31, 2003.  Notes receivable from officers were $1,277,860 with a reserve of $999,518 for a net balance of $278,342 as of December 31, 2002.  These loans were granted to the officers to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares.  The loans were granted as a means to mitigate a potential unfavorable impact to Wave’s share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bore interest at a rate per annum equal to 1% over the prime interest rate.  The due date of the demand note was subsequently extended until March 26, 2003.  As of March 26, 2003 the loan balance, including accrued interest thereon was $281,399.  On March 27, 2003, the Compensation Committee approved an extraordinary bonus in an amount equal to Mr. Feeney’s obligations with respect to such loan and accrued interest.  Proceeds of this extraordinary bonus have been used to repay the loan and all interest accrued on such loan.

Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, former Chairman of Wave evidenced by demand notes for $713,000 dated February 27, 2001, $185,000 dated July 25, 2001 and $164,000 dated September 5, 2001 for a total of $1,062,000.  These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest.  Two of the demand notes in the amount of $713,000 and $185,000 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates.  The remaining loan that had an original face value of $164,319, the balance of which was $174,391 including accrued interest, came due in September 2002.  On November 12, 2002, the Compensation Committee approved the payment of an extraordinary bonus that Mr. Sprague used to repay the $164,319 balance of the note plus accrued interest of $10,072.  As of March 31, 2003, the balances of two notes that are still outstanding were $808,376 that came due on February 27, 2003 and $202,763 that is due on July 25, 2003, for a total of $1,011,139.  Wave has recorded a reserve for uncollectibility of for 100% of these loans that remain outstanding as of March 31, 2003, because the Company determined that Mr. Sprague is unable to repay the loans promptly.  Mr. Sprague resigned as Chairman of Wave as of March 31, 2003.   Mr. Sprague has been appointed Chairman and Chief Executive Officer of WaveXpress.  Wave intends to diligently pursue collection of Mr. Sprague’s loan.

Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a policy prohibiting future loans to officers and directors.

7.                                      Employee Stock Options

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure- an amendment to FASB Statement No. 123,” allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and disclose the effects of SFAS No. 123 as if the fair-value–based method defined in SFAS No. 123 had been applied.  Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price.  Wave has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148.

The following table shows Wave’s pro forma net loss and loss per share if the company had accounted for stock options under SFAS No. 123 for the three months ended March 31:

	2003	2002
Net loss to Common stockholders - as reported	$(6,393,629)	$(11,244,905)
Net loss to Common shareholders - pro forma	(7,152,189)	(13,163,747)
Loss per Common share - as reported	(0.12)	(0.22)
Loss per Common share - pro forma	$(0.14)	$(0.26)

8.                                      Restructuring Costs and Other Special Charges:

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

The following sets forth reportable segment data:

	Three months ended March 31,
	2003	2002
Operating Revenues:
EMBASSY® Trusted Client Platform and Services	$15,629	$245,615
WaveXpress Data Broadcasting	775	—
Total Operating Revenues	16,404	245,615
(Net Loss):
EMBASSY® Trusted Client Platform and Services	(5,510,872)	(7,059,026)
WaveXpress Data Broadcasting	(956,616)	(2,891,176)
Total Segments Net Loss	(6,467,488)	(9,950,202)
Interest Income	23,859	182,316
Loss for Other than Temporary Decline in Marketable Equity Securities	—	(1,477,019)
Other Income	50,000
Net Loss	(6,393,629)	(11,244,905)
Depreciation and Amortization Expense:
EMBASSY® Trusted Client Platform and Services	212,575	437,357
WaveXpress Data Broadcasting	104,762	121,800
Total Depreciation and Amortization Expense	317,337	559,157
Capital Expenditures:
EMBASSY® Trusted Client Platform and Services	159,873	650,390
WaveXpress Data Broadcasting	10,495	4,109
Total Capital Expenditures	170,368	654,499

	As of
	March 31, 2003	December 31, 2002
Assets:
EMBASSY® Trusted Client Platform and Services	10,893,652	$17,560,523
WaveXpress Data Broadcasting	494,845	648,849
Total Assets	$11,388,497	$18,209,372

10.                               Subsequent Event

On April 30, 2003, Wave completed a private placement of Series H Convertible Preferred Stock (the “Series H Stock”) and warrants to purchase Wave’s Class A Common Stock for an aggregate purchase price of $5,485,000, with a group of institutional and accredited investors.  The Series H Stock is initially convertible into 7,217,115 shares of Wave’s Class A Common Stock at an initial conversion price of $0.76 per share and, subject to certain conditions, carries a mandatory conversion provision whereby if the closing bid on Wave’s Class A Common Stock exceeds $1.90 for 15 of 20 consecutive trading days, the Series H Stock shall automatically convert into Class A Common Stock at the conversion price.

The terms of the Series H Stock include a redemption provision which allows the holders’ to require Wave to redeem all, or a portion of their shares, in the event of, among other things, the consolidation or merger of Wave into another company and/or the acquisition of more than 50% of Wave’s total assets or common stock, the lapsing of the effectiveness of the registration statement filed on behalf of the holders of the Series H Stock, the suspension from listing on a stock exchange, quotation system or market for a period of five (5) consecutive days or Wave’s failure to comply with any representation, warranty or covenant of the Series H Stock purchase agreements which would have a material adverse effect on the holders of the Series H Stock, subject to certain conditions.

As part of the transaction, Wave issued to the investors warrants to purchase an aggregate of 3,608,558 shares of Class A Common Stock, which have an initial exercise price of $1.13 per share. If exercised in full, these warrants would generate up to an additional $4,077,671.

Wave also agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of Wave’s Class A Common Stock issuable upon conversion or exercise of the Series H Convertible Preferred Stock and the warrants.

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

Our Products

Wave’s products consist of the ETS (described above), the Wave Commerce System, digital signature and electronic document management products and data broadcast products.

Products that make up the ETS include hardware and software.  The hardware products that make up this product group are the EMBASSY 2100 security chip, and secure user input devices such as EMBASSY Smart Card Readers and EMBASSY Smart Card Reader Keyboards.  These devices are being marketed to PC manufacturers as part of Wave’s Trusted PC product that combines a smartcard reader or keyboard with security software applications.   In addition Wave offers a Hardware Developer’s Kit and an Applet Developer’s Kit that are used by device manufacturers to develop EMBASSY enabled hardware products and software developers to write EMBASSY enabled software applications.  The software products included in this product group are the Trust Assurance Network, which is the back office security infrastructure of the ETS, and Assistant, a client interface that allows the user to enter and store securely, their personal and financial data, personal identification numbers, passwords, digital certificates and other information that requires security.  Wave also has several products within this category that are in various stages of development including its Cyber-Comm applet; a secure French banking application that runs on an EMBASSY chip, FINREAD; a JAVA interface for online transactions and TCPA Services, which are security applications that run on other chip manufacturers’ platforms.  We will continue to expend a significant amount of funds in the product and business development, marketing and sales areas in an effort to promote the market acceptance of these products.

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

Wave’s digital signature and electronic document management products include four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0 is a digital signature application that connects signers and institutions – banks, insurance companies, enterprises etc. – through a legally binding digital signature.  SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked. SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods.  SmartSignature Version 3.0 and SmartSAFE Version 3.0 were commercially released in the first quarter of 2003.  SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed in January 2003.  These products are currently undergoing modifications for additional features and functionality.

Wave offers its data broadcast products through WaveXpress, , a joint venture between Wave and Sarnoff.   WaveXpress’ TVTonic software is designed to offer cable television multiple service operators (“MSOs”) a complete solution for implementing IP Multicast.  TVTonic, which consists of a customized browser that allows a user to view and manage rich digital content, server applications that broadcast this content to the users, and administrative functions used for billing and tracking of usage, is being actively marketed to MSOs.  Wave believes the benefits of this products to MSOs include: new incremental revenue streams from dormant, underutilized and off-peak bandwidth, service bundling opportunities, flexible content and pricing offerings, strength of the ETS security products and an advanced consumer experience.  The product has been released on a trial basis to internet users, however significant development is planned for the product to add additional features and functionality.

As of March 31, 2003, Wave owned 69% of WaveXpress while Sarnoff owned 26%. The equity interests of Wave, Sarnoff and Wave’s affiliates, assuming all of Wave’s and Sarnoff’s convertible securities are converted and warrants are exercised, would be approximately 84%, 7% and 9%, respectively.

Our Market

Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications.  However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a users’ PC.  Instead, hardware-based security is also needed to assure that data and access is strongly protected.  Only when a PC is secured with technology that lies on the hardware platform (i.e. the processor, keyboard, etc), in effect creating a self-contained “lock-box” of security tolls within the computer itself, will the information stored on the platform be truly secure.  Wave is seeking to become a leader in hardware based digital security and e-commerce technology.  Our objective is to make our EMBASSY Trust System the preferred infrastructure for security in the digital economy.  Wave believes that a key differentiator of the ETS is that it is open and programmable and combines the strong security of hardware with the flexibility of software.  Wave believes that ultimately, a truly secure system must include hardware protection.  Additionally, Wave foresees that single purpose hardware solutions will not be effective because the hardware will have to support multiple applications to be an effective solution.  Therefore, in a business environment of evolving encryption algorithms, multiple digital rights management solutions, multiple platforms needing to be supported (PC, PDA, Mobile, set-top box); Wave’s open and programmable, hardware based solution will have significant advantages over software only or single purpose hardware device solutions.

Because Wave’s technology involves a new approach to conducting business and exchanging information using computer systems, as it will require that traditional software-based security be replaced with next generation hardware-based security, intensive marketing and sales efforts have been and will continue to be necessary in order to generate demand for products using Wave’s technology, and to ensure that Wave’s solution is accepted in this emerging market.

R&D

Wave is a development stage company and has realized minimal operating revenues since its inception.  At March 31, 2003, Wave had an accumulated deficit of approximately $239 million.  Wave has made a substantial investment in research and development including $2.6 million for the quarter ended March 31, 2003, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2002, 2001 and 2000, Wave spent approximately $12.0 million, $17.7 million and $20.9 million, respectively, on research and development activities (which amounts include the value of stock issued).  In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997.  From its inception in February 1988 through March 31, 2003, Wave has spent approximately $86.6 million on research and development activities.

Wave was incorporated in Delaware on August 12, 1988; and was known previously as Indata Corp. Wave changed its name to Cryptologics International, Inc. on December 4, 1989; and to Wave Systems Corp. in January 1993.  Wave’s principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and its telephone number is (413) 243-1600.

Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based its consolidated financial statements.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, marketable securities, valuation of long-lived and intangible assets accounting for joint ventures and software development. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 1 - Financial Information.

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

Research and Development and Software Development Costs - Research and development costs are expensed as incurred.  Software development costs are accounted for pursuant to SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”  (“SFAS No. 86”). SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility is established for the product.  Once technological feasibility is established and the product has achieved commercial marketability, all development costs should be capitalized until the product is available for general release to customers.  We consider technological feasibility to be established upon completion of a detail program design for our SmartSignature, SmartSafe and other product development.  Judgment is required in determining when the technological feasibility of a product is established, if the product has achieved commercial marketability and in estimating the life of the product for which the capitalized costs will be amortized.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of - Wave reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and SFAS No.86. Wave is required to assess the recoverability of long-lived assets and capitalized software costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

Revenue Recognition – Wave’s business model targets revenues from various sources including: licensing of our technology including EMBASSY and its supporting software infrastructure; fees from entities who use EMBASSY to secure their applets on PCs; and usage and transaction-based fees from content management, e-commerce and other services enabled by EMBASSY.  In addition, we derive revenue from sales of hardware and from development contracts.  To date, our sales arrangements have not included multiple-elements, nor have our arrangements required significant modification or customization of the software except for our contract with SSP for which we used the percentage of completion method of accounting that is described below.

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

PRODUCTS-SOFTWARE AND HARDWARE.

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

In October 2000, we entered into a $10 million comprehensive development agreement with SSP to integrate Wave’s EMBASSY Trusted Client technology into the SSP Secure Service Provider™ Suite to be deployed in 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. In May 2001 the agreement was amended whereby under the amended terms of the agreement, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment.  In addition, SSP agreed to place with Wave an open $5,000,000 purchase order for EMBASSY products.  Payment terms of the agreement provide that SSP make payments of $277,778 per month for eighteen months.  In addition, the parties agreed that in the event that SSP fails to pay any monthly installment, within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the installment will automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP to be determined by dividing the unpaid amount by the fair market value of SSP common stock. As the contract was for a discrete project to integrate our technology with the SSP platform, revenue under the development services agreement has been recognized on a percentage of completion basis in accordance with SOP 97-2 as it relates to contract accounting under SOP 81-1.  Percentage complete was determined based upon the actual costs incurred compared to the total estimated costs to complete, limited to the amount of cash received and milestones that were acknowledged by the customer as accomplished.  Milestones included specific software development objectives that were completed and accepted by SSP.

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

For the three months ended March 31, 2003, Wave had revenues of  $16,404 that were derived primarily from service and license contracts.  For the three months ended March 31, 2002, revenues were $245,615 derived primarily from a development contract with SSP, a shareholder of Wave.  During the prior year quarter ended March 31, Wave owned approximately 14.95% of SSP; and presently owns approximately 19.8% of SSP.  Of the total revenue recognized in the quarter ended March 31, 2002, $197,965 was in connection with the SSP development contract.  Work under this contract was suspended during the first quarter of 2002, and the contract was formerly terminated pursuant to a settlement reached on September 30, 2002, in which Wave was issued 1,600,000 additional shares of SSP common stock and a convertible note with a face value of $270,000 that was converted into 200,000 additional common shares of SSP (See Part I, Financial Statements, Note 5).  Product revenue was derived from sales of EMBASSY 2100 chips for the three months ended March 31, 2002.

The table below sets forth the components that make up the revenue for the quarters ended March 31:

	2003	2002	Increase/(Decrease)	% Change
Product	$163	$25,000	$(24,837)	(99)%
Services	12,549	220,615	(208,066)	(94)%
Licensing and Other	3,692	—	3,692	—
Total Net Revenues	16,404	245,615	(229,211)	(93)%

Cost of sales for the three months ended March 31, 2003, was $4,408 compared with $108,986 for the same period in 2002.  The 96% decrease in costs of sales was due to the decrease in revenue during the March 31, 2003 quarter versus the prior year as shown in the table above.

Selling, general and administrative expenses for the three months ended March 31, 2003 were $3,844,350, as compared to $5,414,746 for the comparable period of 2002, a decrease of 29%.  The decrease was due in large part to decreases in salary and benefit costs totaling approximately $488,000 associated with headcount reductions, reductions in consulting and professional fees expenses totaling approximately $119,000, and travel and entertainment expense reductions of approximately $43,000.  The headcount reductions were made primarily in the areas of product marketing, operations and administrative and support areas within Wave where it was possible to consolidate and restructure certain functions.  Wave also reduced rent and related facility costs by approximately $114,000.  These savings were achieved when we re-located the WaveXpress facility and consolidated certain other locations. Depreciation expense also decreased by approximately $200,000. In addition, accrued litigation losses decreased by $488,000 due primarily to a charge for this amount that was incurred in the quarter ended March 31, 2002, related to a demand for arbitration brought by a former supplier against Wave.  The arbitration arose out of a claim that Wave had breached a contract with the supplier to purchase computer components to be incorporated into an Internet security device produced by Wave.  Included in the amounts listed above are WaveXpress’ selling, general and administrative expenses, which were $411,654 and $805,432 for the quarters ended March 31, 2003 and 2002, respectively.  This 49% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above.

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

Research and development expenses for the three months ended March 31, 2003 were $2,635,134, as compared to $3,040,415 for the comparable period of 2002, a decrease of 13%.  This decrease was primarily attributable to decreases in salaries fringe and benefit expenditures of $224,000 associated with headcount reductions as Wave continued to scale back its research and development efforts throughout 2002.  In addition, Wave cut approximately $71,000 in R&D consulting expenses and reduced rent expense for its R&D facilities by approximately $135,000.   WaveXpress’ research and development expenditures included in the above were approximately $546,000 and $553,000 for the quarters ended March 31, 2003 and 2002, respectively.

For the quarter-ended March 31, 2002, Wave took a charge for an “other than temporary decline” in the value of its investment in SSP of $1,477,019.  This charge was taken because it was determined that an other than temporary decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects.  The amount was calculated as the difference between the investment’s previously adjusted cost basis versus its fair value based on the closing price of SSP as of March 31, 2002 on the Nasdaq national exchange.   There were no such charges for declines in the market value of investments for the quarter ended March 31, 2003.

During the quarter ended March 31, 2002, Wave completed a restructuring and cost reduction program to prioritize its initiatives, reduce expenses and improve efficiency.  This program includes a workforce reduction, the relocation of the WaveXpress office and restructuring of certain business functions.  As a result of this program, Wave recorded restructuring costs and other special charges of $726,280 consisting of $229,000 in severance benefits associated with the workforce reduction,  $426,000 for lease termination fees and brokerage fees and $71,000 for moving expenses related to the WaveXpress office relocation.  Included in this amount is $426,000 that was accrued as of March 31, 2002.  All other costs were incurred or paid by March 31, 2002.  Overall, Wave reduced its force by a total of thirty-six employees, nineteen of which were in research and development and seventeen that were in selling, general and administrative departments.  All employees were notified of the work force reduction during the quarter ended March 31, 2002. In addition, Wave recorded an impairment charge of $905,390 for abandoned leasehold improvements and other tangible fixed assets that were disposed of or removed from operations.   No such restructuring and or impairment charges were incurred for the quarter ended March 31, 2003.

Interest income for the three months ended March 31, 2003 was $23,859 as compared to $182,316 for the comparable period of 2002.  The decrease in interest income is primarily attributable to a decrease in interest-bearing assets and a decrease in interest rates earned on those investments compared with the same period in 2002.

Wave had other income of $50,000 for the quarter ended March 31, 2003 for a cash settlement that it received in connection with a legal dispute with a former vendor.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended March 31, 2003 was $6,393,629 as compared to $11,244,905 for the comparable period of 2002.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of March 31, 2003, had a $239,485,157 deficit accumulated during the development stage, and stockholders’ equity of $8,245,381.  Wave has financed its operations through March 31, 2003 principally through the issuance of Class A and B Common Stock and various series’ preferred stock, for total proceeds of $204,819,000.

As of March 31, 2003, Wave had $4,195,436 in cash and cash equivalents.  As of December 31, 2002, Wave had $10,221,124 in cash and cash equivalents.  Wave had non-current marketable securities with a value of $2,929,847 as of March 31, 2003 and $2,881,016 as of December 31, 2002.  The decrease in cash and cash equivalents resulted from $6,136,719 used in operating activities, $170,368 was used for investing and $281,399 provided from financing activities which consisted of the declaration of a bonus to an officer to be used to pay off a loan with an original principal of $250,000 and accrued interest of $31,399.

At March 31, 2003, Wave had working capital of $2,597,950 including loans receivable from officers totaling $1,011,140 that are 100% reserved.  These loans were granted to the officers prior to the enactment of the Sarbanes-Oxley Act of 2002 to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares.  The loans were granted as a means to mitigate a potential unfavorable impact to Wave’s share price as a

result of the officers selling large blocks of shares.   If theses loans are not repaid, we will not be able to use these loans as a source of funds for operations and the amount of capital we will need to generate to fund our operations will be greater.

As of December 31, 2002, Wave had net operating loss carryforwards for tax return purposes of approximately $179 million; which expire beginning in 2003 through 2021.  Pursuant to the Internal Revenue Code, Section 382, annual utilization of Wave’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.  Wave has not determined whether there has been such a cumulative change in ownership or the impact on the utilization of the loss carryforwards if such change has occurred.

Wave’s consolidated financial statements as of March 31, 2003 have been prepared under the assumption that we will continue as a going concern.  Wave’s independent auditors, KPMG LLP, have issued a report on Wave’s financial statements as of December 31, 2002 dated March 31, 2003, that included an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern beyond the second quarter of 2003.  Wave expects to continue to incur substantial additional expenses resulting in significant losses at least through the period ended December 31, 2003.  Considering our current cash balance as well as additional funding raised during the second quarter of 2003 totaling approximately $5.5 million and Wave’s projected operating cash requirements, we anticipate that additional capital resources of approximately $7 million will be required to satisfy our cash flow requirements for the additional twelve month period ending March 31, 2004. In the event we are unable to raise additional capital or generate revenues sufficient to fund our operations, we anticipate that our existing capital resources including the funding obtained in the second quarter of 2003 will only be adequate to satisfy our cash flow requirements into the fourth quarter of 2003.

To alleviate the anticipated future cash shortfall referred to above Wave is exploring and pursuing a number of alternatives to raise capital through one or more commercial or strategic transactions.  However, as Wave has not yet attained commercial acceptance of its products and has not generated any significant operating revenue, considerable uncertainty currently exists with respect to the availability of financing from these and other sources to fund our anticipated future cash deficiencies.

Due to our current cash position, our capital needs over the next year and beyond and uncertainty as to whether we will achieve revenues sufficient to fund our operations, substantial doubt exists with respect to our ability to continue as a going concern.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Wave’s investment portfolio consists of minority equity investments in publicly traded companies.  Most predominantly, we hold 4,883,083 shares of SSP representing a 19.8% interest in SSP.  These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  These investments are inherently risky because the market for the technologies or products they have under development are typically in the early stages and may never materialize.  In addition, the values of these investments are subject to significant market price volatility.  For example, as a result of market price volatility, we experienced $11.5 million and $1.7 million in losses for the years ended December 31, 2002 and 2001, respectively, for other than temporary declines in market value.  Accordingly, the value of these securities have been written down by a total of $13.2 million through charges against earnings.  Also, our ability to sell these securities is limited as 1,800,000 of these shares are not registered and the average daily trading volume of SSP’s shares is so low that our ability to effectively sell shares in the market is limited.  Consequently, our investment in these shares is subject to further potential significant declines in value.  These equity securities are held for purposes other than trading.  The following table presents the change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through May 8, 2003:

	Fair Market Value (“FMV”) at the lowest closing price from January 1, 2001 through May 8, 2003	FMV as of March 31, 2003	FMV at the highest closing price from January 1, 2001 through May 8, 2003
Corporate Equities	$2,441,542	$2,929,847	$20,348,348
Percentage decrease from highest closing price	88%	86%	—
Percentage decrease from FMV as of March 31, 2003	17%	—	—

Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 17% and 88% of the fair market value of these investments as of March 31, 2003.  The amount of such hypothetical future losses in fair market value would be equal to approximately $488,000, $2,508,000 and $2,578,000, using hypothetical losses of 17%, 86% and 88%, respectively.

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

PART II - OTHER INFORMATION

Item 6                                                              Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit No.		Description of Exhibit
4.1	—

Certificate of Designation of the Relative Rights and Preferences of the Series H Convertible Preferred Stock of Wave, dated as of April 30, 2003 (Incorporated by reference to Wave’s Form 8-K filed on May 5, 2003)

99.1	—

Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the “First Purchase Agreement”), by and among Wave and the purchasers of the Series H Convertible Preferred Stock (Incorporated by reference to Wave’s Form 8-K filed on May 5, 2003).

99.2	—

Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the “Second Purchase Agreement”), by and between Wave and an individual purchaser (Incorporated by reference to Wave’s Form 8-K filed on May 5, 2003).

99.3	—

Form of Registration Rights Agreement by and among Wave and the purchasers of the Series H Convertible Preferred Stock, dated as of April 30, 2003 (Incorporated by reference to Wave’s Form 8-K filed on May 5, 2003).

99.4	—

Form of Warrant issued by Wave pursuant to the First Purchase Agreement to each of the purchasers of the Series H Convertible Preferred Stock, dated as of April 30, 2003 (Incorporated by reference to Wave’s Form 8-K filed on May 5, 2003).

99.5	—	Form of Warrant issued by Wave pursuant to the Second Purchase Agreement to the individual purchaser, dated as of April 30, 2003 (Incorporated by reference to Wave’s Form 8-K filed on May 5, 2003).

99.6	—	Form of Warrant issued by Wave to the Agents, dated as of April 30, 2003 (Incorporated by reference to Wave’s Form S-3 filed on May 15, 2003 (Registration No. 333-99469)).

99.7	—	Section 906 Certification

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

Dated: May 15, 2003

WAVE SYSTEMS CORP.
(Registrant)

	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer

CERTIFICATIONS

I, Steven K. Sprague, certify that:

1.          I have reviewed this quarterly report on Form 10-Q of Wave Systems Corp.

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Gerard T. Feeney
Gerard T. Feeney, Chief Financial Officer