Form 10-K/A
period 2001-12-31
WAVE SYSTEMS CORP
filed 2003-06-30
CIK 919013

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
Class A Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of December 31, 2001 was $660,100,646 (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

        As of June 12, 2003, there were 51,781,918 shares of the registrant's Class A Common Stock and 314,225 shares of the registrant's Class B Common Stock outstanding.

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

        On February 2, 2001, Wave entered into a stock purchase agreement with BIZ, under which it acquired 3,600,000 shares of the Series B Preferred Stock of BIZ in exchange for 2,000,000 shares of Wave's Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of

$14,312,800, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. Wave's investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ. Accordingly, Wave accounted for this investment using the Cost Method of accounting, as the investment represents less than a 20% ownership interest in BIZ and because Wave does not have significant influence over BIZ. On August 24, 2001 Litronic, Inc. ("Litronic"), a provider of authentication and encryption security technology, completed a merger with BIZ to form SSP Solutions. SSP Solutions trades on the NASDAQ National Stock Market as SSPX. As a result of the merger, Wave now holds 3,083,083 shares (14.95%) of the common stock of SSP Solutions. (See also Item 7A. Quantitative and Qualitative Disclosure about Market Risk).

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

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate. The terms of the loan were substantially equivalent to market terms available at that time. The due date of the demand note was subsequently extended until March 26, 2003. As of December 31, 2001 the loan balance, including accrued interest thereon, was approximately $264,000. As of March 31, 2002 the loan balance, including accrued interest thereon was approximately $271,000.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, Chairman of Wave totaling approximately $1,062,000. The loans were evidenced by demand notes for $713,000 dated February 27, 2001, $185,000 dated July 25, 2001 and $164,000 dated September 5, 2001. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. The terms of the loans were substantially equivalent to market terms available at that time. One of the demand notes in the amount of $713,000 plus accrued interest of $45,000 came due on February 27, 2002 and was extended for an additional year beyond its original due date. As of December 31, 2001 the loan balance, including accrued interest thereon, was approximately $1,116,000. As of March 31, 2002 the loan balances, including accrued interest thereon was approximately $1,141,000.

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

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate. Interest on the loan accrues monthly and is payable at maturity. The terms of the loan were substantially equivalent to market terms available at that time. The due date of the demand note was subsequently extended until March 26, 2003. As of December 31, 2001 the loan balance, including accrued interest thereon, was approximately $264,000. As of March 31, 2002 the loan balance, including accrued interest thereon was approximately $271,000. The largest aggregate amount outstanding with respect to the loan to Mr. Feeney during 2001 was $264,000.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, Chairman of Wave totaling approximately $1,062,000. The loans were evidenced by demand notes for $713,000 dated February 27, 2001, $185,000 dated July 25, 2001 and $164,000 dated September 5, 2001. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. Interest on the loans accrues monthly and is payable at maturity. The terms of the loans were substantially equivalent to market terms available at that time. One of the demand notes in the amount of $713,000 plus accrued interest of $45,000 came due on February 27, 2002 and was extended for an additional year beyond its original due date. As of December 31, 2001 the loan balances, including accrued interest thereon, totaled approximately $1,116,000. As of March 31, 2002 the loan balances, including accrued interest thereon totaled approximately $1,141,000. The largest aggregate amount outstanding with respect to the loans to Mr. Sprague during 2001 was $1,116,000.

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

Dated: June 27, 2003
WAVE SYSTEMS CORP.
	By:	/s/ STEVEN K. SPRAGUE Steven K. Sprague President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN SPRAGUE Steven Sprague	President, Chief Executive Officer and Director	June 27, 2003
/s/ JOHN E. BAGALAY, JR. John E. Bagalay, Jr.	Acting Chairman	June 27, 2003
/s/ GEORGE GILDER George Gilder	Director	June 27, 2003
/s/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	June 27, 2003
/s/ NOLAN BUSHNELL Nolan Bushnell	Director	June 27, 2003
/s/ GERARD T. FEENEY Gerard T. Feeney	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer of the Registrant)	June 27, 2003

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

Date: June 27, 2003
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

Date: June 27, 2003
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

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bears interest at a rate per annum equal to 1% over the prime interest rate. The terms of the loan were substantially equivalent to market terms available at that time. The due date of the demand note was subsequently extended until March 26, 2003. As of December 31, 2001 the loan balance, including accrued interest thereon was approximately $264,000.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, Chairman of Wave totaling approximately $1,062,000. The loans were evidenced by demand notes for $713,000 dated February 27, 2001, $185,000 dated July 25, 2001 and $164,000 dated September 5, 2001. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. The terms of the loans were substantially equivalent to market terms available at that time. One of the demand notes in the amount of $713,000 plus accrued interest of $45,000 came due on February 27, 2002 and was extended for an additional year beyond its original due date. As of December 31, 2001 the loan balances, including accrued interest thereon was approximately $1,116,000.Accrued interest on these notes totaled $80,000 as of December 31, 2001.

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

        The investments referred to above include 3,083,083 shares of SSP Solutions which were acquired as the result of Wave's issuance of 2,000,000 shares of its Class A Common Stock at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 in exchange for 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. On August 24, 2001 Litronic Inc. and BIZ completed a merger to form SSP Solutions. The 3,083,083 SSP Solutions shares now owned by Wave represent 14.95% of the outstanding common stock of SSP Solutions. Wave has accounted for this investment as non-current marketable equity securities available for sale based on its intent to hold these securities as a long- term investment. As of December 31, 2001, the investment was valued at $11,160,758 based on that day's closing price of SSP Solutions on the NASDAQ national exchange of $3.62 per share. As of December 31, 2001 Wave took a charge for an "other than temporary decline" in the value of its investment in SSP Solutions of $1,736,682. This charge was taken because a decline in SSP Solutions' share price had occurred due to concerns about SSP Solutions' financial condition and near-term prospects. As a result of this charge the cost basis of the investment as of December 31, 2001 has been adjusted to $12,576,118.

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