Form 10-K/A
period 2002-12-31
WAVE SYSTEMS CORP
filed 2003-06-30
CIK 919013

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

        The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of March 31, 2003 was $54,254,603 (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

        As of June 12, 2003, there were 51,781,918 shares of the registrant's Class A Common Stock and 314,225 shares of the registrant's Class B Common Stock outstanding.

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE WAVE'S ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM THOSE ANTICIPATED AND DISCUSSED HEREIN. FURTHER, WAVE OPERATES IN AN INDUSTRY SECTOR WHERE SECURITIES VALUES MAY BE VOLATILE AND MAY BE INFLUENCED BY REGULATORY AND OTHER FACTORS BEYOND WAVE'S CONTROL. IMPORTANT FACTORS THAT WAVE BELIEVES MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE CAUTIONARY STATEMENTS ACCOMPANYING THE FORWARD-LOOKING STATEMENTS AND IN THE RISK FACTORS DETAILED IN WAVE'S OTHER FILINGS WITH THE COMMISSION DURING THE PAST 12 MONTHS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL RISK FACTORS AND CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-K/A AND IN THOSE OTHER FILINGS WITH THE COMMISSION.

PART I

Item 1.    Business

        Wave Systems Corp., a development stage company, develops, produces and markets hardware and software based digital security products for the Internet and e-commerce. Wave's operations to date have consisted primarily of product development; performance under contract to develop products and preliminary marketing. Wave's most significant customer contract was cancelled earlier this year. We have not successfully completed commercial marketing of the products that our business model relies upon. Wave's technology involves the use of encryption, which is the process of making data indecipherable. At the heart of Wave's technology is the EMBASSY (EMBedded Application Security SYstem) Trust System (the "ETS"). The ETS is a combination of client hardware and software and a back-office infrastructure that manages its security functions. The client hardware consists of the EMBASSY 2100 security chip (the "EMBASSY chip"). EMBASSY chips may be embedded in such user devices as computer keyboards, smart card readers, PC motherboards, PC and/or cable modems, personal digital assistants, cable set-top boxes and potentially a wide variety of other user devices. The EMBASSY chip is used to securely store the user's personal information such as usernames, passwords, personal identification numbers, credit card information and personal information such as social security number, name and address. In addition, the EMBASSY system stores encrypted software applications that can be called upon to perform a variety of secure functions such as strong authentication, e-commerce and digital rights management, electronic payments, metering of digital content and other functions.

        Wave has not realized any significant revenues since we began our operations in 1988. We do not expect to begin to realize significant revenues until the latter part of 2003, or until we are successful with our strategy which is to achieve broad market acceptance of our technology as a standard platform for hardware based trusted computing. Revenues have been nominal in relation to our expenditures due to the highly complex nature of the technology that we are developing and the early stage nature of the market for products that utilize this technology. As a result, we have experienced a slow pattern of corporate development. As of December 31, 2002, we have working capital of approximately $8.8 million. Considering our current cash balance and Wave's projected operating cash requirements we anticipate that we will need $11 million of additional cash to satisfy our current forecasted cash flow requirements for the twelve-month period ending December 31, 2003. In addition to what we are forecasting in gross margins for fiscal 2003, we estimate having to raise a minimum of approximately $5 million in capital, in order to fund our operations through 2003. However, if we are unable to achieve the revenue targets in our business plan, the amount of capital that we will need to raise will be greater. In order to raise the additional cash required for Wave's operations, Wave has engaged an investment banking firm and is exploring a number of financing alternatives which include debt or equity financing (or a combination of both) or one or more commercial or strategic transactions. In the event that we are successful in executing this business plan for 2003, we will need to begin to generate sufficient sales to fund operations in future years, or we will be required to raise additional capital to continue beyond 2003. Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured additional financing and uncertainty as to whether we will achieve our sales forecast of our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

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

Data Broadcast

        Wave offers its data broadcast products through WaveXpress Inc. ("WaveXpress"), a joint venture between Wave and Sarnoff Corporation. The joint venture was established on October 15, 1999. Under the joint venture agreement, Sarnoff and its affiliates received a 40% equity stake in WaveXpress. Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter Sprague; former Chairman of Wave and Steven Sprague; Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees. Under the terms of the joint venture agreement, Wave committed to providing a $3,000,000 working capital loan to WaveXpress in the form of an unsecured convertible note, convertible into WaveXpress common stock. WaveXpress' TVTonic software is designed to offer cable television multiple service operators ("MSOs") a complete solution for implementing Internet Protocol Multicast that allows the consumer to experience and manage rich digital content on their PC. TVTonic, which consists of a customized browser that allows a user to view and manage rich digital content, server applications that broadcast this content to the users, and administrative functions used for billing and tracking of usage, is being actively marketed to MSOs. Wave believes the benefits of this product to MSOs include: new incremental revenue streams from dormant, underutilized and off-peak bandwidth, service bundling opportunities, flexible content and pricing offerings, strength of the ETS security products and an advanced consumer experience. The product has been released on a trial basis to Internet users, however significant development is planned for the product to add additional features and functionality. Planned future development expenditures are expected to approximate $1,000,000. As of December 31, 2002, Wave owned 69% of WaveXpress and Sarnoff owned 26%.

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

Markets and Business Strategy

        Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a users' PC. Instead, hardware-based security is also needed to assure that data and access is strongly protected. Only when a PC is secured with technology that lies on the hardware platform (i.e. the processor, keyboard, etc.), in effect creating a self-contained "lock-box" of security tolls within the computer itself, will the information stored on the platform be truly secure. Wave is seeking to become a leader in hardware based digital security and e-commerce technology. Our objective is to make our EMBASSY Trust System the preferred infrastructure for security in the digital economy. Key components in achieving this goal include:

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

  Marketing, Sales and Customers

        Because Wave's technology involves a new approach to conducting business and exchanging information using computer systems, as it will require that traditional software-based security be replaced with next generation hardware-based security, intensive marketing and sales efforts have been and will continue to be necessary in order to increase recognition of and generate demand for products using Wave's technology, and to ensure that Wave's solution is accepted in this emerging market.

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

        In April 1999, WaveXpress, a joint venture between Wave and Sarnoff was established. For technology licensed to WaveXpress, Sarnoff and affiliates received a 40% equity stake in WaveXpress. Wave and its affiliates who purchased, for a nominal amount, founders stock in April 1999 owned the remaining 60% of the outstanding capital stock. The affiliates of Wave include Peter Sprague; Wave's former Chairman and Steven Sprague; Wave's Chief Executive Officer, certain members of the Board of Directors of Wave and certain employees of Wave. This affiliate group owned, in the aggregate, 7% of the outstanding capital stock of WaveXpress. As of December 31, 2002, Wave owned 69% of WaveXpress while Sarnoff owned 26%. The equity interests of Wave, Sarnoff and all other shareholders including the employee stock option pool, assuming all of Wave's and Sarnoff's convertible securities are converted and warrants are exercised, would be approximately 83%, 7%, and 9%, respectively. Under the terms of the joint venture agreement, Wave committed to provide a $3,000,000 working capital loan to WaveXpress in the form of an unsecured convertible note, convertible into WaveXpress common stock. Wave has continued to fund WaveXpress through similar convertible notes and expects to continue to provide funding until an external round of funding can be attained. Through December 31, 2002, Wave has loaned approximately $29.0 million in funds under these notes, of which $9.5 million had been converted to shares of WaveXpress common stock as of December 31, 2002.

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

        Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a written policy prohibiting future loans to officers and directors.

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

        Wave had outstanding loans receivable from officers totaling $1,277,860 less a reserve for uncollectibility of $999,518 for a net balance of $278,342 as of December 31, 2002. Notes receivable from officers were $1,380,050 with no reserve as of December 31, 2001. Some of the loans, as indicated below were extended beyond their original terms by one year. These loans and the extensions thereon were granted to the officers, prior to the enactment of the Sarbanes-Oxley Act of 2002, to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted and extended as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bore interest at a rate per annum equal to 1% over the prime interest rate. Interest on the loan accrued monthly and was payable at maturity. The terms of the loan were substantially equivalent to market terms available at that time. The due date of the demand note was subsequently extended until March 26, 2003. As of December 31, 2002 the loan balance, including accrued interest was $278,342. As of March 26, 2003 the loan balance, including accrued interest was $281,399. On March 27, 2003, the Compensation Committee approved an extraordinary bonus in an amount equal to Mr. Feeney's obligations with respect to such loan and accrued interest. Proceeds of this extraordinary bonus were used to repay the loan and all interest accrued on such loan. This bonus is considered extraordinary because it was granted during the year so that Mr. Feeney could repay his loan, rather than at fiscal year end when bonuses are usually awarded. The factors used in granting this extraordinary bonus were the amount of the loan, the ability to repay the loan and the impact that non-repayment of the loan would have on Mr. Feeney's abilities to fulfill his duties for Wave. Wave no longer intends to award extraordinary bonuses to executive officers or directors because there are no outstanding loans to any current executive officers or directors and the Sarbanes-Oxley Act of 2002 prohibits any future such loans. The largest amount outstanding with respect to indebtedness of Mr. Feeney during 2002 was $278,342. Wave intends to take this extraordinary bonus into account when considering future bonus awards to Mr. Feeney.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, former Chairman of Wave totaling $1,062,139. The loans were evidenced by demand notes for $713,320 dated February 27, 2001, $184,500 dated July 25, 2001 and $164,319 dated September 5, 2001. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. Interest on the loans accrues monthly and is payable at maturity. The terms of the loans were substantially equivalent to market terms available at that time. Two of the demand notes in the amount of $713,320 and $184,500 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates, prior to the enactment of the Sarbanes-Oxley Act of 2002. The remaining loan, which had an original face value of $165,319, and a balance of $174,391 including accrued interest came due in September 2002. On November 12, 2002, the Compensation Committee approved the payment of an extraordinary bonus that Mr. Sprague used to repay the $164,319 balance of the note due in September 2002 plus accrued interest of $10,072. Accordingly, Wave has recognized approximately $174,391 as bonus expense in selling, general and administrative expense in its statements of operations for the year ended December 31, 2002. This bonus was considered extraordinary for the same reasons as the bonus awarded to Mr. Feeney described above. This bonus was awarded based on the same factors as the bonus awarded to Mr. Feeney. As of December 31, 2002, the balances of the two notes still outstanding were $799,143 that came due on February 27, 2003 and $200,374 that is due on July 26, 2003, for a total of $999,518.

As of March 26, 2003, the balances of these two notes were $807,863 that came due on February 27, 2003 and $202,630 that is due on July 26, 2003, for a total of $1,010,493. Wave has recorded a reserve for uncollectibility for 100% of these loans that remain outstanding as of December 31, 2002 and March 26, 2003, because Wave has determined that Mr. Sprague is unable to repay the loans promptly. Mr. Sprague resigned as Chairman of Wave as of March 31, 2003. Wave intends to engage Mr. Sprague as Chairman and Chief Executive Officer of WaveXpress. Wave intends to diligently pursue collection of Mr. Sprague's loan. The largest aggregate amount outstanding with respect to indebtedness of Mr. Sprague during 2002 was $1,161,573.

        Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a written policy prohibiting future loans to officers and directors.

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

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term(1)
	Number of Shares Underlying Options Granted(#)	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price ($/Share)	Expiration Date
					5%($)	10%($)
Peter J. Sprague	200,000	12.4%	$2.01	2/1/12	$252,816	$640,684
Steven Sprague	252,500	15.7%	$2.01	2/1/12	319,180	808,864
Gerard T. Feeney	150,000	9.3%	$2.01	2/1/12	189,612	480,513

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

Beneficial Owner(1)	Number of Shares of Class A Common Stock Owned(2)	Percent of Class	Number of Shares of Class B Common Stock Owned	Percent of Class	Percent of All Outstanding Common Stock(3)
Peter J. Sprague(4), (12)	1,928,834	3.2	161,000	49.7	3.5
John E. Bagalay, Jr.(5)	126,000	*	0	*	*
Nolan Bushnell(6)	56,316	*	4,316	1.3	*
George Gilder(7)	206,000	*	2,000	*	*
John E. McConnaughy, Jr.(8)	66,750	*	0	*	*
Steven Sprague(9), (12)	1,898,327	3.3	42,102	13.0	3.4
Gerard T. Feeney(10)	800,000	1.4	0	*	1.4
All executive officers and directors as a group (7 persons)(11)	4,860,727	8.3	209,418	64.6	8.8

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

Item 13.    Certain Relationships and Related Transactions

Note Receivable from Director/Officers

        Wave had outstanding loans receivable from officers totaling $1,277,860 less a reserve for uncollectibility of $999,518 for a net balance of $278,342 as of December 31, 2002. Notes receivable from officers were $1,380,050 with no reserve as of December 31, 2001. Some of the loans, as indicated below were extended beyond their original terms by one year. These loans and the extensions thereon were granted to the officers, prior to the enactment of the Sarbanes-Oxley Act of 2002, to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted and extended as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bore interest at a rate per annum equal to 1% over the prime interest rate. Interest on the loan accrued monthly and was payable at maturity. The terms of the loan were substantially equivalent to market terms available at that time. The due date of the demand note was subsequently extended until March 26, 2003. As of December 31, 2002 the loan balance, including accrued interest was $278,342. As of March 26, 2003 the loan balance, including accrued interest was $281,399. On March 27, 2003, the Compensation Committee approved an extraordinary bonus in an amount equal to Mr. Feeney's obligations with respect to such loan and accrued interest. Proceeds of this extraordinary bonus were used to repay the loan and all interest accrued on such loan. This bonus is considered extraordinary because it was granted during the year so that Mr. Feeney could repay his loan, rather than at fiscal year end when bonuses are usually awarded. The factors used in granting this extraordinary bonus were the amount of the loan, the ability to repay the loan and the impact that non-repayment of the loan would have on Mr. Feeney's abilities to fulfill his duties for Wave. Wave no longer intends to award extraordinary bonuses to executive officers or directors because there are no outstanding loans to any current executive officers or directors and the Sarbanes-Oxley Act of 2002 prohibits any future such loans. The largest amount outstanding with respect to indebtedness of Mr. Feeney during 2002 was $278,342. Wave intends to take this extraordinary bonus into account when considering future bonus awards to Mr. Feeney.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, former Chairman of Wave totaling $1,062,139. The loans were evidenced by demand notes for $713,320 dated February 27, 2001, $184,500 dated July 25, 2001 and $164,319 dated September 5, 2001. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. Interest on the loans accrues monthly and is payable at maturity. The terms of the loans were substantially equivalent to market terms available at that time. Two of the demand notes in the amount of $713,320 and $184,500 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates, prior to the enactment of the Sarbanes-Oxley Act of 2002. The remaining loan, which had an original face value of $165,319, and a balance of $174,391 including accrued interest came due in September 2002. On November 12, 2002, the Compensation Committee approved the payment of an extraordinary bonus that Mr. Sprague used to repay the $164,319 balance of the note due in September 2002 plus accrued interest of $10,072. Accordingly, Wave has recognized approximately $174,391 as bonus expense in selling, general and administrative expense in its statements of operations for the year ended December 31, 2002. This bonus was considered extraordinary for the same reasons as the bonus awarded to Mr. Feeney described above. This bonus was awarded based on the same factors as the bonus awarded to Mr. Feeney. As of December 31, 2002, the balances of the two notes still outstanding were $799,143 that came due on February 27, 2003 and $200,374 that is due on July 26, 2003, for a total of $999,518. As of March 26, 2003, the balances of these two notes were $807,863 that came due on February 27, 2003 and $202,630 that is due on July 26, 2003, for a total of $1,010,493. Wave has recorded a reserve for uncollectibility for 100% of these loans that remain outstanding as of December 31, 2002 and March 26, 2003, because Wave has determined that Mr. Sprague is unable to repay the loans promptly. Mr. Sprague resigned as Chairman of Wave as of March 31, 2003. Wave intends to engage Mr. Sprague as Chairman and Chief Executive Officer of WaveXpress. Wave intends to diligently pursue collection of Mr. Sprague's loan. The largest aggregate amount outstanding with respect to indebtedness of Mr. Sprague during 2002 was $1,161,573.

        Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a written policy prohibiting future loans to officers and directors.

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
(a)
(2)    Financial Statement Schedules:

    All schedules have been omitted since they are either not required or not applicable.

(a)
(3)    Exhibits:

Exhibit No.		Description of Exhibit
3.1*	—	Restated Certificate of Incorporation of Wave (incorporated by reference to Exhibit 3.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)
3.2*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.1*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.2*	—	Form of Representative's Warrant Agreement, including the form of Representative's Warrant (incorporated by reference to Exhibit 4.2 of Wave's Registration Statement on Form S-1, File No. 33-75286).
4.3*	—	Certificate of Designation of Series B Preferred Stock of Wave as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on June 6, 1996, File No. 0-24752)
4.4*	—	Certificate of Designation of Series C Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on January 8, 1997, File No. 0-24752)
4.5*	—	Certificate of Designation of Series D Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on June 3, 1997, File No. 0-24752)

4.6*	—	Certificate of Designation of Series F Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 9, 1997 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on October 15, 1997, File No. 0-24752)
4.7*	—	Certificate of Designation of Series G Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K filed on March 19, 1998, File No. 0-24752)
+10.1*	—	Joint Technology Development Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)
+10.2*	—	License and Cross-License Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.3 of Wave's Registration Statement on Form S-1, File No. 33-75286)
10.3*	—	Amendment to License and Cross-License Agreement, dated as of August 27, 1993, between The Titan Corporation and Wave (incorporated by reference to Exhibit 10.4 of Wave's Registration Statement on Form S-1, File No. 33-75286)
10.4*	—	Amended and Restated License Agreement, dated February 14, 1994, by and among Wave, Peter J. Sprague and John R. Michener (incorporated by reference to Exhibit 10.5 of Wave's Registration Statement on Form S-1, File No. 33-75286)
†10.5*	—	Wave 1994 Stock Option Plan (incorporated by reference to Exhibit 10.6 of Wave's Registration Statement on Form S-1, File No. 33-75286)
†10.6*	—	Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7 of Wave's Registration Statement on Form S-1, File No. 33-75286)
†10.7*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002 (File #0-24752))
10.8*	—	Addendum to License and Cross-License Agreement, dated February 28, 1997, between The Titan Corporation and Wave (incorporated by reference to Exhibit 10.10 of Wave's Annual Report on Form 10-K filed on March 24, 1997, File No. 0-24752).
†10.9*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave's Annual Report on Form 10-K filed on April 1, 1999, File No. 0-24752).
†10.10*	—	Employment Contract, dated November 10, 1998, between Steven Sprague and Wave (incorporated by reference to Exhibit 10.19 of Wave's Annual Report on Form 10-K filed on April 1, 1999, File No. 0-24752).
10.11*	—	Asset Purchase Agreement dated August 13, 2000, by and among Wave and Indigo Networks, LLC (incorporated by reference to Exhibit 99.1 of Wave's Current Report on Form 8-K, filed on September 15, 2000 (File #0-24752)
10.12*	—	Consulting Services Agreement dated September 14, 2001, by and between Wave and Archon Technologies, Inc. (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, (File #0-24752))

10.13*	—	Office Building Lease dated October 20, 2002 between Stevens Creek Investors, LLC and Wave (incorporated by reference to Exhibit 10.13 of Wave's Annual Report on Form 10-K, filed on March 31, 2003, File #24752)
10.14*	—	Form of Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.15 of Wave's Annual Report on Form 10-K, filed on April 1, 2002 (File #0-24752))
10.15*	—	First Amendment to Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.16 of Wave's Annual Report on Form 10-K, filed on April 1, 2002 (File #0-24752))
10.16*	—	Termination Agreement and Mutual Release between Wave Systems Corp. and SSP Solutions, Inc. date September 30, 2002 (Incorporated herein by referenced to Exhibit 10.1 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (File #0-24752))
10.17*	—	Subordinated Convertible Promissory Note between Wave Systems Corp. and SSP Solutions, Inc. dated September 30, 2002 (Incorporated herein by referenced to Exhibit 10.2 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002 (File #0-24752))
10.18*	—	Share Purchase Agreement between Redwave plc, GlobalWave Group plc and Wave Systems Corp. dated June 19, 2002 (Incorporated herein by referenced to Exhibit 10.3 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003 (File #0-24752))
10.19*	—	GlobalWave Group plc Notice of Extraordinary General Meeting dated June 20, 2002 (Incorporated herein by referenced to Exhibit 10.4 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003 (File #0-24752))
10.20	—	Joint Venture Agreement dated October 5, 1999 between Wave, WaveXpress and Sarnoff
10.21	—	Stockholder Agreement dated October 15, 1999 between Wave, WaveXpress and Sarnoff
21.1*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002 (File #0-24752))
23.1	—	Consent of Independent Auditors — KPMG LLP
99.1*	—	Demand Note, dated March 26, 2001 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.1 of Wave's Annual Report on Form 10-K, filed on April 1, 2002 (File #0-24752))
99.2*	—	Demand Note, dated February 27, 2001 between Peter J. Sprague and Wave(incorporated by reference to Exhibit 99.2 of Wave's Annual Report on Form 10-K, filed on April 1, 2002 (File #0-24752))
99.3*	—	Demand Note, dated July 25, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.3 of Wave's Annual Report on Form 10-K, filed on April 1, 2002 (File #0-24752))
99.4*	—	Demand Note, dated September 5, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.4 of Wave's Annual Report on Form 10-K, filed on April 1, 2002 (File #0-24752))
99.5	—	Section 906 Certification

99.6	—	Allonge to Demand Promissory Note, dated March 26, 2002 between Gerard T. Feeney and Wave
99.7	—	Allonge to Demand Promissory Note dated February 27, 2002 between Peter J. Sprague and Wave
99.8	—	Allonge to Demand Promissory Note dated July 25, 2002 between Peter J. Sprague and Wave

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

Dated: June 27, 2003	/s/ STEVEN K. SPRAGUE Steven K. Sprague, President and Chief Executive Officer

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

Dated: June 27, 2003	/s/ GERARD T. FEENEY Gerard T. Feeney, Chief Financial Officer

Index to Consolidated Financial Statements

Page(s)
Independent Auditors' Report	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for each of the years ended December 31, 2002, 2001 and 2000 and for the period from February 12, 1988 (inception) through December 31, 2002	F-4

Consolidated Statements of Stockholders' Equity (Deficiency) and Other Comprehensive Income (Loss) for each of the years ended December 31, 2002, 2001 and 2000 and for the period from February 12, 1988 (inception) through December 31, 2002	F-5
Consolidated Statements of Cash Flows for each of the years ended December 31, 2002, 2001 and 2000 and for the period from February 12, 1988 (inception) through December 31, 2002	F-13
Notes to Consolidated Financial Statements	F-15

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

	2002	2001	2000	Period from February 12, 1988 (date of inception) through December 31, 2002
Net Revenues:
Product	$121,974	$192,506	$4,400	$486,114
Services	310,573	430,724	—	741,297
Licensing and Other	14,041	68,895	328,122	505,899

Total Net Revenues	446,588	692,125	332,522	1,733,310

Cost of sales:
Product	64,769	135,134	3,520	281,055
Services	132,582	227,124	—	359,706
Licensing and Other	4,857	7,701	55,344	135,637

Total Cost of Sales	202,208	369,959	58,864	776,398

Gross margin	244,380	322,166	273,658	956,912
Operating expenses:
Selling, general and administrative	19,188,046	24,184,317	26,553,634	127,659,959
Research and development	12,009,713	17,691,051	20,866,055	83,962,689
Amortization of Goodwill	—	1,720,632	573,544	2,294,176
Write-off of Intangibles and other Impaired Assets	1,571,031	1,761,917	—	3,332,948
Restructuring Costs and other special charges	726,280	—	—	726,280
Write-off of Goodwill	—	2,284,570	—	3,054,456
In Process research and development expense	—	—	2,176,000	2,176,000
Acquisition Costs	—	—	—	1,494,000
Aladdin license expense	—	—	—	3,889,000

	33,495,070	47,642,487	50,169,233	228,589,508
Other income (expense):
Interest income	477,902	2,688,105	5,103,716	10,191,301
Interest expense	—	—	—	(1,695,461)
Equity in net losses of GlobalWave	—	(2,332,159)	(3,406,491)	(5,738,650)
Loss on Other than Temporary Decline in Marketable Equity Securities	(11,513,099)	(1,736,682)	—	(13,249,781)
Gain on Sale of Marketable Securities	—	—	542,457	542,457
Gain on termination of development contract	1,818,000	—	—	1,818,000
Provision for loss on officer note receivable	(999,518)	—	—	(999,518)
License fee	—	—	—	5,000,000
License warrant cost	—	—	—	(1,100,000)
Other (expense)	—	—	—	(227,280)

	(10,216,715)	(1,380,736)	2,239,682	(5,458,932)

Net loss	(43,467,405)	(48,701,057)	(47,655,893)	(233,091,528)
Accrued dividends on preferred Stock				4,350,597

Net loss to common stockholders	$(43,467,405)	$(48,701,057)	$(47,655,893)	$(237,442,125)

Loss per common share—basic and diluted	$(0.85)	$(0.97)	$(1.03)	$(11.54)

Weighted average number of common shares outstanding during the period	51,135,548	49,949,875	46,149,587	20,578,073

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001, 2000, and the Period
From February 12, 1988 (Date of Inception) through December 31, 2002

	2002	2001	2000	Period from February 12, 1988 (date of inception) through December 31, 2002
Cash flows from operating activities:
Net loss	$(43,467,405)	$(48,701,057)	$(47,655,893)	$(233,091,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	2,284,570	—	3,054,456
Goodwill Amortization	—	1,720,632	573,544	2,294,176
Depreciation and amortization	2,000,705	2,531,324	2,593,594	9,632,131
Reserve for note from affiliate	—	—	—	1,672,934
Provision for loss on officer note receivable	999,518	—	—	999,518
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	—	119,000
Common stock issued in connection with License Agreement	—	—	—	1,124,960
Realized gain on marketable securities	—	—	(542,457)	(542,457)
Net losses realized on GlobalWave investment	—	2,332,159	3,406,491	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	108,333	3,600,199
Warrants issued as compensation for services	143,500	—	—	2,895,095
Issuance of warrants to Aladdin	—	—	—	2,939,000
Accrued interest on note payable	—	—	—	121,219
In Process research and development	—	—	2,176,000	2,176,000
Write-off of Impaired Assets	1,571,031	1,761,917	—	3,332,948
Loss on Other than Temporary Decline in Marketable Equity Securities	11,513,099	1,736,682	—	13,249,781
Gain on termination of development contract with SSP	(1,818,000)	—		(1,818,000)
Preferred stock issued for services rendered	—	—	—	265,600
Compensation associated with issuance of Stock Options	367,247	552,554	318,609	1,872,873
Amortization of deferred compensation	—	—	—	398,660
Amortization of discount on notes payable	—	—	—	166,253
Common stock issued by principal stockholder for services	—	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	(197,965)	197,965	—	—
Increase in accrued interest on note receivable	(62,129)	(80,410)	105,985	(142,540)
(Increase) Decrease in inventories	(530,906)	43,236	(193,462)	(1,112,818)
(Increase) decrease in prepaid expenses and other receivables	50,219	92,478	(194,834)	(543,995)
(Increase) decrease in other assets	1,026,365	(112,278)	(870,604)	(378,353)
Increase (decrease) in accounts payable and accrued expenses	(655,264)	(2,638,780)	26,365	3,793,475
Increase in amounts due to charities	(159,897)	423,053	—	263,156
Increase in cash restricted on behalf of Charities	122,978	(358,531)	—	(235,553)

Net cash used in operating activities	(29,096,904)	(38,214,486)	(40,148,329)	(177,589,910)

Cash flows from investing activities:
Acquisition of property and equipment	(1,148,723)	(1,507,598)	(3,829,300)	(11,443,477)
Investment in GlobalWave joint venture	(1,559,250)	—	(4,142,000)	(5,701,250)
Cash received in GlobalWave acquisition	1,380,464			1,380,464
Purchase of intangible assets	—	—	(750,000)	(2,500,000)
Short-term loans to affiliate	—	—	—	(1,672,934)
Organizational costs	—	—	—	(14,966)
Proceeds from sale of marketable securities	—	—	2,162,457	2,162,457
Exercise of warrant to acquire marketable securities-available for sale	—	—	—	(1,620,000)

Net cash used in investing activities	(1,327,509)	(1,507,598)	(6,558,843)	(19,409,706)
Cash flows from financing activities:
Net proceeds from issuance of common stock	44,099	754,953	121,072,842	192,536,220
Net proceeds from issuance of preferred stock and warrants	—	—	—	12,283,027
Payment on (issuance of) note receivable from stockholder	164,319	(1,299,640)	48,175	(1,135,321)
Proceeds from notes payable and warrants to Stockholders	—	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	—	1,284,254
Repayments of note payable	—	—	—	(255,000)
Redemption of Preferred Stock	—	—	—	(506,440)

Net cash provided by (used in) financing activities	208,418	(544,687)	121,121,017	207,220,740
Net increase (decrease) in cash and cash equivalents	(30,215,995)	(40,266,771)	74,413,845	10,221,124
Cash and cash equivalents at beginning of period	40,437,119	80,703,890	6,290,045	—

Cash and cash equivalents at end of period	$10,221,124	$40,437,119	$80,703,890	$10,221,124

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

(5) Related Party Transactions

(a) Notes Receivable from Officers

        Wave had outstanding loans receivable from officers totaling $1,277,860 less a reserve for uncollectibility of $999,518 for a net balance of $278,342 as of December 31, 2002. Notes receivable from officers were $1,380,050 with no reserve as of December 31, 2001. Some of the loans, as indicated below were extended beyond their original terms by one year. These loans and the extensions thereon were granted to the officers, prior to the enactment of the Sarbanes-Oxley Act of 2002, to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted and extended as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bore interest at a rate per annum equal to 1% over the prime interest rate. Interest on the loan accrued monthly and was payable at maturity. The terms of the loan were substantially equivalent to market terms available at that time. The due date of the demand note was subsequently extended until March 26, 2003. As of December 31, 2002 the loan balance, including accrued interest was $278,342. As of March 26, 2003 the loan balance, including accrued interest was $281,399. On March 27, 2003, the Compensation Committee approved an extraordinary bonus in an amount equal to Mr. Feeney's obligations with respect to such loan and accrued interest. Proceeds of this extraordinary bonus were used to repay the loan and all interest accrued on such loan. This bonus is considered extraordinary because it was granted during the year so that Mr. Feeney could repay his loan, rather than at fiscal year end when bonuses are usually awarded. The factors used in granting this extraordinary bonus were the amount of the loan, the ability to repay the loan and the impact that non-repayment of the loan would have on Mr. Feeney's abilities to fulfill his duties for Wave. Wave no longer intends to award extraordinary bonuses to executive officers or directors because there are no outstanding loans to any current executive officers or directors and the Sarbanes-Oxley Act of 2002 prohibits any future such loans. The largest amount outstanding with respect to indebtedness of Mr. Feeney during 2002 was $278,342. Wave intends to take this extraordinary bonus into account when considering future bonus awards to Mr. Feeney.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, former Chairman of Wave totaling $1,062,139. The loans were evidenced by demand notes for $713,320 dated February 27, 2001, $184,500 dated July 25, 2001 and $164,319 dated September 5, 2001. These notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest. Interest on the loans accrues monthly and is payable at maturity. The terms of the loans were substantially equivalent to market terms available at that time. Two of the demand notes in the amount of $713,320 and $184,500 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates, prior to the enactment of the Sarbanes-Oxley Act of 2002. The remaining loan, which had an original face value of $165,319, and a balance of $174,391 including accrued interest came due in September 2002. On November 12, 2002, the Compensation Committee approved the payment of an extraordinary bonus that Mr. Sprague used to repay the $164,319 balance of the note due in September 2002 plus accrued interest of $10,072. Accordingly, Wave has recognized approximately $174,391 as bonus expense in selling, general and administrative expense in its statements of operations for the year ended December 31, 2002. This bonus was considered extraordinary for the same reasons as the bonus awarded to Mr. Feeney described above. This bonus was awarded based on the same factors as the bonus awarded to Mr. Feeney. As of December 31, 2002, the balances of the two notes still outstanding were $799,143 that came due on February 27, 2003 and $200,374 that is due on July 26, 2003, for a total of $999,518. As of March 26, 2003, the balances of these two notes were $807,863 that came due on February 27, 2003 and $202,630 that is due on July 26, 2003, for a total of $1,010,493. Wave has recorded a reserve for uncollectibility for 100% of these loans that remain outstanding as of December 31, 2002 and March 26, 2003, because Wave has determined that Mr. Sprague is unable to repay the loans promptly. Mr. Sprague resigned as Chairman of Wave as of March 31, 2003. Wave intends to engage Mr. Sprague as Chairman and Chief Executive Officer of WaveXpress. Wave intends to diligently pursue collection of Mr. Sprague's loan. The largest aggregate amount outstanding with respect to indebtedness of Mr. Sprague during 2002 was $1,161,573.

        Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a written policy prohibiting future loans to officers and directors.

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

        On February 2, 2001 Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Wave's investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ. On August 24, 2001 Litronic, Inc. ("Litronic"), a provider of authentication and encryption security technology, completed a merger with BIZ to form SSP Solutions. SSP Solutions trades on the NASDAQ National Stock Market as SSPX. As a result of the merger, Wave's 3,600,000 shares of BIZ were converted into 3,083,083 shares of common stock of SSP.

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

        The following sets forth reportable segment data:

	For the years ended December 31,
	2002	2001	2000
Operating Revenues:
EMBASSY® Trusted Client Platform and Services	$446,588	$672,325	$332,522
WaveXpress Data Broadcasting	—	19,800	—

Total Operating Revenues	446,588	692,125	332,522
(Net Loss):
EMBASSY® Trusted Client Platform and Services (1)	(26,914,035)	(37,068,320)	(39,712,441)
WaveXpress Data Broadcasting	(6,336,655)	(10,252,001)	(10,183,134)

Total Segments Net Loss	(33,250,690)	(47,320,321)	(49,895,575)

Interest Income	477,902	2,688,105	5,103,716
Interest Expense	—	—	—
Equity in net losses of equity method investees	—	(2,332,159)	(3,406,491)
Gain on termination of development contract	1,818,000	—	—
Provision for loss on officer note receivable	(999,518)	—	—
Loss for Other than Temporary Decline in Marketable Equity Securities	(11,513,099)	(1,736,682)	—
Gain on sale of marketable securities	—	—	542,457

Net Loss	$(43,467,405)	$(48,701,057)	$(47,655,893)

Depreciation and Amortization Expense:
EMBASSY® Trusted Client Platform and Services (2)	1,563,987	3,281,547	2,228,078
WaveXpress Data Broadcasting	436,718	970,408	939,060

Total Depreciation Expense	$2,000,705	$4,251,955	$3,167,138

Capital Expenditures:
EMBASSY® Trusted Client Platform and Services	1,083,877	1,307,271	1,323,485
WaveXpress Data Broadcasting	73,755	200,327	4,275,815

Total Capital Expenditures	$1,157,632	$1,507,598	$5,599,300

Assets:
EMBASSY® Trusted Client Platform and Services	17,560,523	58,562,392	92,164,096
WaveXpress Data Broadcasting	648,849	1,671,910	5,920,365

Total Assets	$18,209,372	$60,234,302	$98,084,461

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