Form 10-Q/A
period 2003-03-31
WAVE SYSTEMS CORP
filed 2003-06-30
CIK 919013

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

Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of June 12, 2003: 51,781,918 shares of Class A Common Stock and 314,225 shares of Class B Common Stock.

PART I -                FINANCIAL INFORMATION

Item 1.                    Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Unaudited Consolidated Balance Sheets

	As of
	March 31, 2003	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$4,195,436	$10,221,124
Cash Collected on Behalf of Charities	—	235,553
Notes Receivable from Officers	—	278,342
Inventories	1,115,003	1,112,818
Prepaid expenses and other receivables	430,627	574,316
Total current assets	5,741,066	12,422,153
Marketable Equity Securities	2,929,847	2,881,016
Property and equipment, net	2,395,795	2,542,765
Other assets	321,789	363,438
Total Assets	11,388,497	18,209,372
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	3,124,449	3,404,377
Due to Charities	—	263,156
Deferred Revenue	18,667	—
Total current liabilities	3,143,116	3,667,533

Common stock, $.01 par value. Authorized 75,000,000 shares as Class A; 51,781,918 shares issued and outstanding in 2003 and 51,771,918 in 2002	517,820	517,720
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 314,225 shares issued and outstanding in 2003 and 325,225 in 2002	3,142	3,242
Capital in excess of par value	247,160,745	247,112,405
Deficit accumulated during the development stage	(239,485,157)	(233,091,528)
Other Comprehensive Income (Loss) — unrealized gain on marketable securities	48,831	—
Total stockholders’ equity	8,245,381	14,541,839
Total Liabilities and Stockholders’ Equity	$11,388,497	$18,209,372

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Period from February 12, 1988 (date of inception) through March 31, 2003
	March 31, 2003	March 31, 2002
Net Revenues:
Product	$163	$25,000	$486,277
Services	12,549	220,615	753,846
Licensing and Other	3,692	—	509,591
Total Net Revenues	16,404	245,615	1,749,714
Cost of Sales:
Product	1,855	16,425	282,910
Services	1,149	92,561	360,855
Licensing and Other	1,404	—	137,041
Total Cost of sales	4,408	108,986	780,806
Gross margin	11,996	136,629	968,908

Operating expenses:
Selling, general and administrative	3,844,350	5,414,746	131,504,309
Research and development	2,635,134	3,040,415	86,597,823
Write-off of intangibles and other impaired assets	—	905,390	3,332,948
Restructuring costs and other special charges	—	726,280	726,280
Amortization of goodwill	—	—	2,294,176
Write-off of goodwill	—	—	3,054,456
In Process research and development expense	—	—	2,176,000
Acquisition costs	—	—	1,494,000
Aladdin license expense	—	—	3,889,000
	6,479,484	10,086,831	235,068,992
Other income (expense):
Interest income	23,859	182,316	10,215,160
Interest expense	—	—	(1,695,461)
Equity in net losses of Global Wave	—	—	(5,738,650)
Loss on Other than Temporary Decline in Marketable Equity Securities	—	(1,477,019)	(13,249,781)
Gain on Sale of Marketable Securities	—	—	542,457
License fee	—	—	5,000,000
License warrant cost	—	—	(1,100,000)
Gain on termination of development contract	—	—	1,818,000
Provision for loss on officer note receivable	—	—	(999,518)
Other Income (expense)	50,000	—	(177,280)
	73,859	(1,294,703)	(5,385,073)
Net loss	(6,393,629)	(11,244,905)	(239,485,157)

Accrued dividends on preferred stock (including accretion of assured incremental yield on preferred stock of $750,000)	—	—	4,350,597
Net loss to common stockholders	$(6,393,629)	$(11,244,905)	$(243,835,754)
Loss per common share — basic and diluted	$(0.12)	$(0.22)	$(11.59)
Weighted average number of common shares outstanding during the period	52,096,143	50,353,589	21,041,361

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

3.             Development Contract with SSP Solutions, Inc.

In October 2000, Wave entered into a $10 million comprehensive development agreement with BIZ Interactive Zone, Inc. to integrate Wave’s EMBASSY Trusted Client technology into BIZ’s suite of products for deployment into 5 million digital set top boxes and integrated gateway products such as cable and DSL modems.  The development agreement outlined the broad objectives of the project but it required that the parties complete a more detailed plan with related milestones in order to guide the overall project.  In February 2001, Wave entered into an unrelated stock purchase agreement with BIZ pursuant to which Wave purchased 3,600,000 shares of BIZ Series B preferred stock in exchange for 2,000,000 shares of its Class A Common Stock, in a private placement exempt from registration under Section 4(b) of the Securities Act of 1933. Subsequently, Litronic, Inc., a provider of authentication and encryption security technology, completed a merger with BIZ to form SSP Solutions, Inc.  (“SSP”).  The intention of the cross investment was to add an additional incentive to both parties under the agreement and it was intended to be a swap of shares of equal value.

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

6.             Loans Receivable from Officers

Wave had outstanding loans receivable from officers totaling $1,011,140 less a reserve for uncollectibity of $1,011,140 for a net balance of $0 as of March 31, 2003.  Loans receivable from officers were $1,277,860 with a reserve of $999,518 for a net balance of $278,342 as of December 31, 2002.  Some of the loans, as indicated below, were extended beyond their original terms by one year.  These loans and the extensions thereon, were granted to the officers, prior to the enactment of the Sarbanes-Oxley Act on 2002 to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares.  The loans were granted as a means to mitigate a potential unfavorable impact to Wave’s share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bore interest at a rate per annum equal to 1% over the prime interest rate.  Interest on the loan accrued monthly and was payable at maturity.  The Terms of the loans were substantially equivalent to market terms at that time.  The due date of the demand note was subsequently extended until March 26, 2003.  As of March 26, 2003 the loan balance, including accrued interest thereon was $281,399.  On March 27, 2003, the Compensation Committee approved an extraordinary bonus in an amount equal to Mr. Feeney’s obligations with respect to such loan and accrued interest.  Proceeds of this extraordinary bonus have been used to repay the loan and all interest accrued on such loan.  This bonus is considered extraordinary because it was granted during the year so that Mr. Feeney could repay his loan, rather than at fiscal year end when bonuses are usually awarded.  The factors used in granting this extraordinary bonus were the amount of the loan, the ability to repay the loan and the impact that non-repayment of the loan would have on Mr. Feeney’s abilities to fulfill his duties for Wave.  Wave no longer intends to award extraordinary bonuses to executive officers or directors because there are no outstanding loans to any current executive officers or directors and the Sarbanes-Oxley Act of 2002 prohibits any future such loans.  Wave intends to take this extraordinary bonus into account when considering future bonus awards to Mr. Feeney

Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, former Chairman of Wave evidenced by demand notes for $713,000 dated February 27, 2001, $185,000 dated July 25, 2001 and $164,000 dated September 5, 2001 for a total of $1,062,000.  These demand notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest.  Interest on the loans accrued monthly and was payable at maturity.  The Terms of the loans were substantially equivalent to market terms at that time.  Two of the loans in the amount of $713,320 and $184,500 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates prior to the enactment of the Sarbanes-Oxley Act of 2002.  The remaining loan that had an original face value of $164,319, the balance of which was $174,391 including accrued interest, came due in September 2002.  On November 12, 2002, the Compensation Committee approved the payment of an extraordinary bonus that Mr. Sprague used to repay the $164,319 balance of the note plus accrued interest of $10,072.  This bonus was considered extraordinary for the same reasons as the bonus awarded to Mr. Feeney described above.  This bonus was awarded based on the same factors as the bonus awarded to Mr. Feeney.  As of March 31, 2003, the balances of two notes that are still outstanding were $808,376 that came due on February 27, 2003 and $202,763 that is due on July 25, 2003, for a total of $1,011,139.  Wave has recorded a reserve for uncollectibility of for 100% of these loans that remain outstanding as of March 31, 2003, because the Company determined that Mr. Sprague is unable to repay the loans promptly.  Mr. Sprague resigned as Chairman of Wave as of March 31, 2003.   Mr. Sprague has been appointed Chairman and Chief Executive Officer of WaveXpress.  Wave intends to diligently pursue collection of Mr. Sprague’s loan.

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

The following table shows Wave’s pro forma net loss and loss per share if the company had accounted for stock options under SFAS No. 123 for the three months ended March 31:

	2003	2002
Net loss to Common stockholders — as reported	$(6,393,629)	$(11,244,905)
Net loss to Common shareholders — pro forma	(7,152,189)	(13,163,747)
Loss per Common share — as reported	(0.12)	(0.22)
Loss per Common share — pro forma	$(0.14)	$(0.26)

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

10.          Subsequent Event

On April 30, 2003, Wave completed a private placement of Series H Convertible Preferred Stock (the “Series H Stock”) and warrants to purchase Wave’s Class A Common Stock for an aggregate purchase price of $5,485,000, with a group of institutional and accredited investors.  The Series H Sock is convertible, at the option of the holder, on the trading day following the date of Wave’s 2003 annual meeting of stockholders’.   The Series H Stock is initially convertible into 7,217,105 shares of Wave’s Class A Common Stock at an initial conversion price of $0.76 per share.  The conversion price will be proportionately decreased upon a stock split of the outstanding Class A Common Stock by Wave.  The conversion price will be proportionately increased if Wave combines the outstanding Class A Common Stock.  In the event Wave issues stock dividends, the conversion price shall be adjusted so that the holders of the Series H Stock shall receive upon conversion thereof, the number of additional shares of Class A Common Stock they would have received had their Series H Stock been converted into Class A Common Stock beforehand.  Proportional adjustments are also made to the conversion price upon reclassifications, exchanges or substitutions of the Class A Common Stock.  If Wave sells additional shares of Class A Common Stock or its equivalent at a price per share less than the current conversion price, such conversion price shall be adjusted using a weighted average basis for adjustment. The Series H Stock carries a mandatory conversion provision whereby if the closing bid on Wave’s Class A Common Stock exceeds $1.90 for 15 of 20 consecutive trading days, the Series H Stock and any dividends accrued thereon, shall automatically convert into Class A Common Stock at the conversion price.

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

As part of the transaction, Wave issued to the investors warrants to purchase an aggregate of 3,608,558 shares of Class A Common Stock, which have an initial exercise price of $1.13 per share (the “Series H Warrants”). The Series H Warrants are exercisable on the trading day following the date of Wave’s 2003 annual meeting of stockholders’, and have a five (5) year life.  The number of shares of Class A Common Stock issuable pursuant to the Series H Warrants and the exercise price of the Series H Warrants are adjustable proportionately for stock splits, reverse stock splits, stock dividends and other distributions or reclassifications of Wave’s Class A Common Stock, subject to certain conditions. Wave may call up to 100% of the Series H Warrants if the market value of its Class A Common Stock exceeds 250% of $1.13 (subject to adjustment pursuant to the terms of the Series H Warrants) for a minimum of fifteen (15) business days during any twenty (20) consecutive business day period.   If exercised in full, the Series H Warrants would generate up to an additional $4,077,671.  If exercised in full, the Series H Warrants would generate up to an additional $4,077,671.

In connection with the issuance of the Series H Stock and the Series H Warrants, Wave will record a beneficial conversion feature discount of approximately $3,000,000 in the quarter ended June 30, 2003. In addition, approximately  $1,500,000 will be allocated to the Series H Warrants that will be recorded as an additional discount to the Series H Stock.  Wave utilized the Black Scholes option pricing model to calculate the fair value of the Series H Warrants.  The fair value of the Series H Stock was calculated as the number of shares of Class A Common Stock that the Series H Stock is convertible into, multiplied by the closing price of WAVX on Nasdaq on the closing date of this financing.

Wave also agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of Wave’s Class A Common Stock issuable upon conversion or exercise of the Series H Stock and the Series H Warrants.

CERTAIN FORWARD—LOOKING INFORMATION:

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

Products that make up the ETS include hardware and software.  The hardware products that make up this product group are the EMBASSY 2100 security chip, and secure user input devices such as EMBASSY Smart Card Readers and EMBASSY Smart Card Reader Keyboards.  These devices are being marketed to PC manufacturers as part of Wave’s Trusted PC product that combines a smartcard reader or keyboard with security software applications.   In addition Wave offers a Hardware Developer’s Kit and an Applet Developer’s Kit that are used by device manufacturers to develop EMBASSY enabled hardware products and software developers to write EMBASSY enabled software applications.  The software products included in this product group are the Trust Assurance Network, which is the back office security infrastructure of the ETS, and Assistant, a client interface that allows the user to enter and store securely, their personal and financial data, personal identification numbers, passwords, digital certificates and other information that requires security.  Wave also has several products within this category that are in various stages of development including its Cyber-Comm applet; a secure French banking application that runs on an EMBASSY chip, FINREAD; a JAVA interface for online transactions and TCPA Services, which are security applications that run on other chip manufacturers’ platforms.  Costs for planned further development activities to complete these products are expected to be approximately $3,000,000.  We will continue to expend a significant amount of funds in the product and business development, marketing and sales areas in an effort to promote the market acceptance of these products.

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

Wave’s digital signature and electronic document management products include four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0 is a digital signature application that connects signers and institutions — banks, insurance companies, enterprises etc. — through a legally binding digital signature.  SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked. SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods.  SmartSignature Version 3.0 and SmartSAFE Version 3.0 were commercially released in the first quarter of 2003.  SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed in January 2003.  These products are currently undergoing modifications for additional features and functionality.  The anticipated cost of these additional features and functionality is expected to be approximately $200,000.

Wave offers its data broadcast products through WaveXpress, , a joint venture between Wave and Sarnoff.   WaveXpress’ TVTonic software is designed to offer cable television multiple service operators (“MSOs”) a complete solution for implementing IP Multicast.  TVTonic, which consists of a customized browser that allows a user to view and manage rich digital content, server applications that broadcast this content to the users, and administrative functions used for billing and tracking of usage, is being actively marketed to MSOs.  Wave believes the benefits of this products to MSOs include: new incremental revenue streams from dormant, underutilized and off-peak bandwidth, service bundling opportunities, flexible content and pricing offerings, strength of the ETS security products and an advanced consumer experience.  The product has been released on a trial basis to internet users, however significant development is planned for the product to add additional features and functionality.  The anticipated cost of these additional features and functionality is expected to be approximately $700,000.

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

Revenue Recognition — Wave’s business model targets revenues from various sources including: licensing of our technology including EMBASSY and its supporting software infrastructure; fees from entities who use EMBASSY to secure their applets on PCs; and usage and transaction-based fees from content management, e-commerce and other services enabled by EMBASSY.  In addition, we derive revenue from sales of hardware and from development contracts.  To date, our sales arrangements have not included multiple-elements, nor have our arrangements required significant modification or customization of the software except for our contract with SSP for which we used the percentage of completion method of accounting that is described below.

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

Form of Warrant issued by Wave to the placement agents and sub-placement agents, dated as of April 30, 2003 (Incorporated by reference to Wave’s Form S-3 filed on May 15, 2003 (Registration No. 333-99469)).

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

Dated: June 27, 2003

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

Date: June 27, 2003

/s/ Steven K. Sprague
Steven K. Sprague, President and Chief Executive Officer

I, Gerard T. Feeney, certify that:

1.          I have reviewed this quarterly report on Form l0-Q/A of Wave Systems Corp.

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