Form 10-Q
period 2003-06-30
WAVE SYSTEMS CORP
filed 2003-08-14
CIK 919013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒   No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.

Yes ☐   No☒

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2003: 51,783,950 shares of Class A Common Stock and 314,225 shares of Class B Common Stock.

PART I -                FINANCIAL INFORMATION

Item 1.                    Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Unaudited Consolidated Balance Sheets

	As of
	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$4,330,547	$10,221,124
Cash Collected on Behalf of Charities	—	235,553
Notes Receivable from Officers	1,022,867	278,342
Inventories	1,113,006	1,112,818
Prepaid expenses and other receivables	158,184	574,316
Total current assets	6,624,604	12,422,153
Marketable Equity Securities	4,546,304	2,881,016
Property and equipment, net	2,367,734	2,542,765
Other assets	307,511	363,438
Total Assets	13,846,153	18,209,372
Liabilities, Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	2,473,616	3,404,377
Accrued dividends	91,417	—
Due to Charities	—	263,156
Deferred Revenue	83,333	—
Total current liabilities	2,648,366	3,667,533

Series H Redeemable Convertible Preferred Stock, $0.01 par value. 548.5 shares issued and outstanding in 2003, liquidation/redemption value $5,485,000	2,788,209	—

Common stock, $.01 par value. Authorized 75,000,000 shares as Class A; 51,783,950 shares issued and outstanding in 2003 and 51,771,918 in 2002	517,840	517,720
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 314,225 shares issued and outstanding in 2003 and 324,225 in 2002	3,142	3,242
Capital in excess of par value	251,924,854	247,112,405
Deficit accumulated during the development stage	(245,759,070)	(233,091,528)
Other Comprehensive Income (Loss) – unrealized gain on marketable securities	1,722,812	—
Total stockholders’ equity	8,409,578	14,541,839
Total Liabilities, Preferred Stock and Stockholders’ Equity	13,846,153	$18,209,372

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operations

(Unaudited)

					Period from February 12, 1988 (inception) through June 30, 2003

	Three Months ended		Six Months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Revenues:
Product	$1,175	$74,997	$1,338	$99,997	487,452
Services	12,232	2,795	24,781	223,410	766,078
Licensing and Other	20,320	—	24,012	—	529,911
Total Net Revenues	33,727	77,792	50,131	323,407	1,783,441
Cost of sales:
Product	948	36,941	2,803	53,366	283,858
Services	3,818	1,572	4,967	94,133	364,673
Licensing and Other	—	—	1,404	—	137,041
Total Cost of Sales	4,766	38,513	9,174	147,499	785,572
Gross margin	28,961	39,279	40,957	175,908	997,869
Operating expenses:
Selling, general, and administrative	2,858,936	4,712,019	6,703,286	10,126,765	134,363,245
Research and development	1,593,923	3,232,472	4,229,057	6,272,887	88,191,746
Write-off of Intangibles and other impaired assets	—	—	—	905,390	3,332,948
Restructuring Costs and other special charges	—	—	—	726,280	726,280
Amortization of goodwill	—	—	—	—	2,294,176
Write-off of goodwill	—	—	—	—	3,054,456
In process research and development expense	—	—	—	—	2,176,000
Acquisition Costs	—	—	—	—	1,494,000
Aladdin license expense	—	—	—	—	3,889,000
	4,452,859	7,944,491	10,932,343	18,031,322	239,521,851
Other income (expense):
Interest Income	32,826	126,092	56,685	308,408	10,247,986
Interest Expense	—	—	—	—	(1,695,461)
Equity in losses of GlobalWave	—	—	—	—	(5,738,650)
Loss on other than temporary decline in marketable equity securities	—	(1,907,885)	—	(3,384,904)	(13,249,781)
Gain (loss) on sale of marketable securities	(5,103)	—	(5,103)	—	537,354
License Fee	—	—	—	—	5,000,000
License Warrant Cost	—	—	—	—	(1,100,000)
Gain on termination of development contract	—	—	—	—	1,818,000
Recovery (Loss) on officer note receivable	999,518	—	999,518	—	—
Other income (expense)	2,370	—	52,370	—	(174,910)
	1,029,611	(1,781,793)	1,103,470	(3,076,496)	(4,355,462)
Net loss	(3,394,287)	(9,687,005)	(9,787,916)	(20,931,910)	(242,879,444)
Accrued dividends on preferred stock including accretion of discount of $2,788,209	2,879,626	—	2,879,626	—	7,230,223
Net loss to common stockholders	(6,273,913)	$(9,687,005)	(12,667,542)	$(20,931,910)	$(250,109,667)
Loss per common share	$(0.12)	$(0.19)	$(0.24)	$(0.42)	$(11.64)
Weighted average number of common shares outstanding during the period	52,096,411	50,391,143	52,096,278	50,387,043	21,494,369

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from February 12, 1988 (date of inception) through June 30, 2003

	Six Months ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net loss	$(9,787,916)	$(20,931,910)	(242,879,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	3,054,456
Goodwill Amortization	—	—	2,294,176
Depreciation and amortization	619,277	1,125,801	10,251,408
Reserve for note from affiliate	—	—	1,672,934
Provision for loss (recovery) on officer note receivable	(999,518)	—
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	119,000
Common stock issued in connection with License and Cross-License Agreement	—	—	1,124,960
Realized (gain) loss on marketable securities	5,103	—	(537,354)
Net losses realized on Global Wave investment	—	—	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	43,176	143,500	2,938,271
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In Process research and development	—	—	2,176,000
Write-off of Impaired Assets	—	905,390	3,332,948
Loss on Other than Temporary Decline in Marketable Equity Securities	—	3,384,904	13,249,781
Gain on termination of development contract with SSP Solutions, Inc.	—	—	(1,818,000)
Preferred stock issued for services rendered	—	—	265,600
Compensation associated with issuance of stock options	(12,242)	110,737	1,860,632
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,253
Common stock issued by principal stockholder for services rendered	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	83,333	(197,965)	83,333
Increase in accrued interest on note receivable	(26,406)	(37,414)	(168,946)
Increase in inventories	(188)	(956,196)	(1,113,006)
(Increase) decrease in prepaid expenses and other receivables	416,133	188,244	(127,863)
(Increase) decrease in other assets	55,927	700,810	(322,426)
Increase (decrease) in accounts payable and accrued expenses	(930,760)	(391,004)	2,862,716
Decrease in amounts due to charities	(263,156)	(423,053)	—
Decrease in cash restricted on behalf of Charities	235,553	358,531	—
Net cash used in operating activities	(10,561,684)	(16,019,625)	(188,151,593)

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from February 12, 1988 (date of inception) through June 30, 2003

	Six Months ended
	June 30, 2003	June 30, 2002
Cash flows from investing activities:
Acquisition of property and equipment	(444,247)	(1,037,533)	(11,887,724)
Investment in GlobalWave joint venture	—	(1,559,250)	(5,701,250)
Cash received in connection with GlobalWave acquisition	—	—	1,380,464
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	52,422	—	2,214,879
Exercise of warrants to acquire securities-available for sale	—	—	(1,620,000)
Net cash used in investing activities	(391,825)	(2,596,783)	(19,801,531)
Cash flows from financing activities:
Net proceeds from issuance of common stock	993	38,349	192,537,213

Net proceeds from issuance of preferred stock and warrants	4,780,540	—	17,063,567
Note receivable from officer	281,399	—	(853,922)
Proceeds from notes payable and warrants to Stockholders	—	—	4,083,971
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,254
Repayments of note payable	—	—	(255,000)
Redemption of Preferred Stock	—	—	(506,440)

Net cash provided by financing activities	5,062,932	38,349	212,283,671

Net increase (decrease) in cash and cash equivalents	(5,890,577)	(18,578,059)	4,330,547

Cash and cash equivalents at beginning of period	10,221,124	40,437,119	—

Cash and cash equivalents at end of period	$4,330,547	$21,859,060	4,330,547

Supplemental information about non-cash investing and financing activities:

On March 27, 2003 Wave granted a bonus to an officer that was used to repay a note receivable in the amount of $281,399, consisting of $250,000 in principal and $31,899 in accrued interest (see note 6).

Wave recorded accretion of discount of $2,788,209 and accrued dividends of $91,417 for the six months ended June 30, 2003 in connection with the issuance of  548.5 shares of its Series H Redeemable Convertible Preferred Stock.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

(Unaudited)

	Class A Common Stock		Class B common stock		Capital in Excess of Par value	Deficit Accumulated during the Development Stage	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	51,771,918	$517,720	324,225	$3,242	$247,112,405	$(233,091,528)	$0	$14,541,839

Net loss	—	—	—	—	—	(9,787,916)	—	(9,787,916)
Increase in accumulated unrealized gain on marketable securities	—	—	—	—	—	—	1,722,812	1,722,812
Comprehensive income (loss)	—	—	—	—	—	—	—	(8,065,104)

Amounts allocated to the beneficial conversion feature and warrants in connection with the issuance of Series H Redeemable Convertible Preferred Stock and Warrants, net of issuance costs of $1,020,430	—	—	—	—	4,464,573	—	—	4,464,573

Issuance of warrants to purchase Class A Common Stock to placement agents in connection with the issuance of Series H Convertible Preferred Stock	—	—	—	—	315,969	—	—	315,969

Accrued Dividends on Series H Convertible Preferred Stock including accretion of discount	—	—	—	—	—	(2,879,626)	—	(2,879,626)

Issuance of warrants to purchase Class A Common Stock for Services	—	—	—	—	43,176	—	—	43,176

Issuance of Class A Common Stock upon exercise of employee stock options	2,032	20	—	—	973	—	—	993

Reversal of compensation expense on employee stock options issued	—	—	—	—	(12,242)	—	—	(12,242)
Exchange of Class B Common Stock for Class A Common Stock	10,000	100	(10,000)	(100)	—	—	—	—

Balance at June 30, 2003	51,783,950	$517,840	314,225	$3,142	$251,924,854	$(245,759,070)	$1,722,812	$8,409,578

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Notes To Unaudited Consolidated Financial Statements

June 30, 2003 and 2002

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of June 30, 2003 and December 31, 2002, and the results of its operations and cash flows for the quarters and six month periods ended June 30, 2003 and 2002.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2002, included in its Form 10-K/A filed on June 30, 2003.  The results of operations for the quarter ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

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

1.             Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of June 30, 2003 has an accumulated deficit of approximately $246 million.  We also expect we will incur an operating loss for the calendar year of 2003.  Although we have working capital of approximately $4.0 million as of June 30, 2003 (including notes receivable from a former officer totaling approximately $1.0 million), and have subsequently received approximately $2.6 million in proceeds from the exercise of employee stock options to purchase Class A Common Stock, as a result of a substantial increase in our stock price for a total of $6.6 million, we expect this amount will be required to fund our operating and research and development activities over the next two fiscal quarters.  We do not anticipate sufficient revenue over this same period to fund our operations through the first quarter of 2004.  As a result, we will need to raise additional capital in order to continue operating through the end of the first quarter of 2004 and beyond.  Considering our current available cash and our projected operating cash requirements, we anticipate that we will need $7.9 million of additional cash from a combination of revenues and other sources to satisfy our current forecasted cash flow requirements for the twelve-month period ending June 30, 2004.   In order to raise the additional cash required for Wave’s operations, Wave is exploring a number of financing alternatives including the sale of its $4.5 million of marketable securities and one or more commercial or strategic transactions. Wave will also attempt to raise additional funds through the sale of Class A Common Stock or securities convertible into or exchangeable for Class A Common Stock by the end of the fiscal year, if possible.  No terms of an offering have yet been set and there are no current plans or arrangements regarding any offering.   In

addition to raising additional capital, our operating plan for the calendar year of 2003 includes the realization of a particular level of sales revenue, and an operating expense budget that must be met in order to achieve our plan.  Should sales be less than forecast, expenses higher than forecast or if the availability of financing is less than the amount in our operating plan, Wave will not have adequate resources to fund our operations through the first quarter of 2004.

2.              Loss per Share

Loss per share is computed based on the weighted average number of common shares outstanding.  The inclusion of common stock equivalents (warrants and options and convertible preferred stock) in this computation would be anti-dilutive; therefore basic and dilutive are the same.

3.             Preferred Stock

On April 30, 2003, Wave completed a private placement of 548.5 shares of its Series H Convertible Preferred Stock (the “Series H Stock”) and warrants to purchase Wave’s Class A Common Stock for an aggregate purchase price of $5,485,000, with a group of institutional and accredited investors. Wave realized aggregate proceeds of $4,780,540 net of commissions and other cash fees of  $704,461, in connection with the transaction.   In addition, Wave incurred commissions of $315,969 for the fair market value of warrants granted to placement agents to purchase approximately 325,000 shares of Wave’s Class A Common Stock at $0.01.

Dividends on the Series H Stock accrue on the initial liquidation preference amount of each share ($10,000) at an annual rate of 10%, increasing to 12% on April 30, 2004.  Dividends are payable out of any assets legally available to pay dividends when and if declared by the board of Directors of the Company.  Accrued dividends (not including accretion of discount on the Series H Stock) as of June 30, 2003 totaled $91,417.

The Series H Stock is convertible, at the option of the holder, on the trading day following the date of Wave’s 2003 annual meeting of stockholders in which stockholders would vote on the proposal to approve the issuance of shares of Class A Common Stock in excess of 19.99% of the number of shares of Class A Common Stock outstanding prior to April 30, 2003, upon the conversion and exercise of shares of Series H Convertible Preferred Stock and the related Warrants.   The Series H Stock is initially convertible into 7,217,105 shares of Wave’s Class A Common Stock at an initial conversion price of $0.76 per share. The estimated excess of the aggregate fair value of the Series H Stock upon conversion over the proceeds of the Series H Stock is calculated as follows:

Class A Common Shares if converted	7,217,105
Closing price on April 30, 2003	$0.98
Aggregate fair value upon conversion	$7,072,763
Gross Proceeds of Series H Stock	5,485,000
Excess fair value upon conversion	$1,587,763

The conversion price will be proportionately decreased in the event of any stock split of the outstanding Class A Common Stock by Wave.  The conversion price will be proportionately increased if Wave combines the outstanding Class A Common Stock.  In the event Wave issues stock dividends, the conversion price shall be adjusted so that the holders of the Series H Stock shall receive upon conversion thereof, the number of additional shares of Class A Common Stock they would have received had their Series H Stock been converted into Class A Common Stock beforehand.  Proportional adjustments are also made to the conversion price upon reclassifications, exchanges or substitutions of the Class A Common Stock.  If Wave sells additional shares of Class A Common Stock or its equivalent at a price per share less than the current conversion price, such conversion price shall be adjusted using a weighted average basis for adjustment. The Series H Stock carries a mandatory conversion provision whereby if no sooner than 90 days from the effective date of a registration statement for shares of Class A Common Stock convertible or exercisable in connection with the Series H Stock, the closing bid price of Wave’s Class A Common Stock exceeds $1.90 for 15 of 20 consecutive trading days, the Series H Stock and any dividends accrued thereon, shall automatically convert into Class A Common Stock at the conversion price.

The terms of the Series H Stock include a redemption provision which allows the holders’ to require Wave to redeem all, or a portion of their shares, in the event of, among other things, the consolidation or merger of Wave into another company and/or the acquisition of more than 50% of Wave’s total assets or common stock. In addition, certain triggering events will give the holders of the Series H Stock the right to redeem the Series H Stock for 120% of the liquidation preference amount plus any accrued and unpaid dividends. These triggering events include the lapsing of the effectiveness of the registration statement filed on behalf of the holders of the Series H Stock, the suspension from listing on a stock exchange, quotation system or market for a period of five (5) consecutive days or Wave’s failure to comply with any representation, warranty or covenant of the Series H Stock purchase agreements which would have a material adverse effect on the holders of the Series H Stock.

As part of the transaction, Wave issued to the investors warrants to purchase an aggregate of 3,608,558 shares of Class A Common Stock, which have an initial exercise price of $1.13 per share (the “Series H Warrants”). The Series H Warrants are exercisable on the trading day following the date of Wave’s 2003 annual meeting of stockholders, and have a five (5) year life.  The number of shares of Class A Common Stock issuable pursuant to the Series H Warrants and the exercise price of the Series H Warrants are adjustable proportionately for stock splits, reverse stock splits, stock dividends and other distributions or reclassifications of Wave’s Class A Common Stock, subject to certain conditions. No sooner than eighteen (18) months after the issuance of the Series H Warrants, Wave may call up to 100% of the Series H Warrants if the market value of its Class A Common Stock exceeds 250% of $1.13 (subject to adjustment pursuant to the terms of the Series H Warrants) for a minimum of fifteen (15) business days during any twenty (20) consecutive business day period.   If exercised in full, the Series H Warrants would generate up to an additional $4,077,671.

In connection with the issuance of the Series H Stock and the Series H Warrants, Wave recorded a beneficial conversion feature discount of $2,903,146 in the quarter ended June 30, 2003. In addition, $1,561,424 was allocated to the Series H Warrants as an additional discount to the Series H Stock.  The remaining gross proceeds of  $1,020,430 were allocated to commissions and fees on the Series H Stock, therefore, no proceeds remained to allocate to the preferred stock.  Wave followed the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27 in determining the beneficial conversion feature, whereby the proceeds were first allocated to the Series H Stock and the warrants on a relative fair value basis.  Wave utilized the Black Scholes option pricing model to calculate the fair value of the Series H Warrants with the following assumptions:

Expected Life in years	5
Interest rate	3.0%
Volatility	112.8%
Dividend yield	0%

The fair value of the Series H Stock was calculated as the number of shares of Class A Common Stock that the Series H Stock is convertible into, multiplied by the closing price of Wave’s Class A Common Stock on Nasdaq on the closing date of this financing.   The value of the beneficial conversion feature was calculated by multiplying the number of Class A Common shares that the Series H Stock is convertible into by the intrinsic value per share, which was calculated as the closing price of Wave’s Class A Common Stock on Nasdaq as of April 30, 2003 less the effective conversion price of the Series H Stock.  The beneficial conversion feature and warrant discount are being accreted as a dividend on a straight line basis, which approximates the effective yield over the period from the date of issuance through the trading day following Wave’s annual meeting which is currently scheduled for August 27, 2003.  As of June 30, 2003, the balance of the preferred stock, net of all discounts consists of the following:

Gross offering proceeds	$5,485,000
Fees and Commissions deducted from proceeds	(704,461)
Net Cash proceeds	4,780,539
Placement agent warrants	(315,969)
Net Series H Stock after all fees	4,464,570
Additional Discounts:
Series H Warrants	(1,561,424)
Beneficial Conversion Feature (BCF)	(2,903,146)
Total Additional Discounts	(4,464,570)
Net Series H Stock after allocations	—
Accretion of Discounts:
Placement agent warrants	160,618
Fees paid or deducted from proceeds in cash	358,101
Series H Warrants	793,724
BCF	1,475,766
Total Accretion of Discounts	2,788,209

Preferred Stock value as of June 30, 2003	$2,788,209

Wave has also filed a registration statement with the Securities and Exchange Commission covering the resale of the shares of Wave’s Class A Common Stock issuable upon conversion or exercise of the Series H Stock and the Series H Warrants pursuant to a registration rights agreement between Wave and the holders of the Series H Stock. The registration statement has not been yet declared effective.

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

In February 2001, Wave entered into an unrelated stock purchase agreement with BIZ pursuant to which Wave purchased 3,600,000 shares of BIZ Series B preferred stock in exchange for 2,000,000 shares of its Class A Common, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Stock. Subsequently, Litronic, Inc., a provider of authentication and encryption security technology, completed a merger with BIZ to form SSP Solutions, Inc.  (“SSP”).  The intention of the cross investment was to add an additional incentive to both parties under the agreement and it was intended to be a swap of shares of equal value.

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

Effective January 29, 2002, due to a refocus of SSP’s development efforts, SSP formally requested Wave to suspend work on the Linux project.  SSP further requested Wave to  (i) agree to amend the existing contract, (ii.)  agree to identify any balance of development budget left from the Linux project commitment and (iii) agree to formally estimate the costs to complete two other projects that SSP would like Wave to focus upon.  At that time, Wave had ceased all work relating to SSP and recognized the remaining non-refundable cash received, $198,000 during the quarter ended March 31, 2002.  Revenue was recognized under the percentage of completion method of accounting.

On September 30, 2002 Wave and SSP executed a Termination Agreement and Mutual Release whereby Wave was issued an additional 1,600,000 shares of SSP common stock and a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000 (the “Note”) as a fee for the termination by SSP of the contract.  The Note is convertible into SSP common stock at the rate of $1.35, which is subject to adjustments for anti-dilution stock splits, stock dividends, reclassifications, reorganizations and the like. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended.  The shares that Wave received were recorded on the its balance sheet at estimated fair value based on the average closing price of the shares on the Nasdaq national exchange for the period from the two trading days before to the two trading days after the date of issuance of the shares, or $1.05 per share, for an aggregate value of $1,680,000.  A termination fee of $1,680,000 was recognized in Wave’s statement of operations in connection with this transaction during the third quarter of 2002.  On December 13, 2002 SSP exercised its right to convert the Note into 200,000 shares of SSP common stock.  The 200,000 shares that Wave received from the Note conversion were initially recorded on the balance sheet at $0.69 per share, for an aggregate value of $138,000.

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

During 2002, SSP issued Wave an additional 1,800,000 shares of common stock in connection with the cancellation of a development agreement between the two parties and the conversion of the Note.  Wave has accounted for its investment in SSP as non-current marketable equity securities available for sale. Unrealized holding gains and losses on these securities are recorded in other comprehensive income in stockholders’ equity, unless the unrealized loss in the investment is deemed to be other than temporary, whereby the decline in value is recognized as a realized loss in Wave’s statement of operations.  Wave recognized other than temporary unrealized losses of $0 and $1,907,885 in its statements of operations for three months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, Wave recognized other than temporary unrealized losses of $0 and  $3,384,904, respectively. Wave recorded an unrealized gain on its investment in SSP of $1,722,812 as other comprehensive income in stockholder's equity for the six months ended June 30, 2003.

As of June 30, 2003 Wave held 4,785,583 common shares of SSP valued at $4,546,304 and as of December 31, 2002 Wave held 4,883,083 common shares of SSP valued at $2,881,016.

6.             WaveXpress:

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

Wave has funded WaveXpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 1% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of WaveXpress at varying prices per share.    Through June 30, 2003, Wave had provided approximately $35.4 million in funds to WaveXpress, including approximately $4.4 million in accrued interest.  This amount includes approximately $9.5 million that automatically converted into 1,826,570 additional shares of WaveXpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of June 30, 2003, Wave owned 69% of WaveXpress while Sarnoff owned 26%.  The equity interests of Wave, Sarnoff and all other WaveXpress shareholders including the affiliates referred to above and the WaveXpress stock option pool, assuming all of Wave’s and Sarnoff’s convertible securities are converted and warrants are exercised, would be approximately 85%, 7% and 8%, respectively.  None of the minority shareholders have provided or are obligated to provide funding to WaveXpress.  Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress’ balance sheet and operating results in its consolidated financial statements.  WaveXpress’ net losses included in Wave’s consolidated financial statements are $1.1 million and $1.3 million for the quarters ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003, WaveXpress’ net losses included in Wave’s consolidated financial statements are $2.0 million compared to a net loss of  $4.2 million for the six months ended June 30, 2002.

7.             Loans Receivable from Officers

Wave had outstanding loans receivable from officers totaling $1,022,867 as of June 30, 2003.  Loans receivable from officers were $1,277,860 with a reserve of $999,518 for a net balance of $278,342 as of December 31, 2002.  Some of the loans, as indicated below were extended beyond their original terms by one year.  These loans and the extensions thereon were granted to the officers, prior to the enactment of the Sarbanes-Oxley Act of 2002, to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares.  The loans were granted as a means to mitigate a potential unfavorable impact to Wave’s share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bore interest at a rate per annum equal to 1% over the prime interest rate.  Interest on the loan accrued monthly and was payable at maturity.  The terms of the loan were substantially equivalent to market terms at that time.  The due date of the demand note was subsequently extended until March 26, 2003.  As of March 26, 2003 the loan balance, including accrued interest thereon was $281,399.  On March 27, 2003, the Compensation Committee approved a bonus in an amount equal to Mr. Feeney’s obligations with respect to such loan and accrued interest.  Proceeds of this bonus have been used to repay the loan and all interest accrued on such loan. The bonus was granted during the year so that Mr. Feeney could repay his loan, rather than at fiscal year end when bonuses are usually awarded.  The factors used in granting this extraordinary bonus were the amount of the loan, the ability to repay the loan and the impact that non-repayment of the loan would have on Mr. Feeney’s abilities to fulfill his duties for Wave.  Wave no longer intends to award bonuses to executive officers or directors in order for them to repay outstanding loans because there are no outstanding loans to any current executive officers or directors and the Sarbanes-Oxley Act of 2002 prohibits any future such loans.  The largest aggregate amount outstanding with respect to indebtedness of Mr. Feeney during the six months ended June 30, 2003 was $281,399.  Wave intends to take this bonus into account when considering future bonus awards to Mr. Feeney

Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, former Chairman of Wave evidenced by demand notes for $713,320 dated February 27, 2001, $121,500 dated July 25, 2001 and $164,000 dated September 5, 2001 for a total of $1,062,000.  These demand notes carry terms of one year and bear interest at a rate per annum equal to 1% over the prime rate of interest.  Interest on the loans accrues monthly and is payable at maturity.  The terms of the loans were substantially equivalent to market terms at that time. Two of the loans in the amount of $713,320 and $184,500 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates, prior to the enactment of the Sarbanes-Oxley Act of 2002.  The remaining loan that had an original face value of $164,319, the balance of which was $174,391 including accrued interest, came due in September 2002.  On November 12, 2002, the Compensation Committee approved the payment of a bonus that Mr. Sprague used to repay the $164,319 balance of the note plus accrued interest of $10,072.  This bonus was granted during the year so that Mr. Sprague could repay his loan, rather than at fiscal year end when bonuses are usually awarded.  This bonus was awarded based on the same factors as the bonus awarded to Mr. Feeney.  As of June 30, 2003, the balances of two notes that were still outstanding were $817,694, including all accrued interest, that came due on February 27, 2003 and $205,173 that was due on July 25, 2003, for a total of $1,022,867.  Wave had recorded a reserve for uncollectibility for 100% of these loans as of December 31, 2002, because the Company had determined that there was substantial doubt as to Mr. Sprague’s ability to repay the loans.  Mr. Sprague resigned as Chairman of Wave as of March 31, 2003 and was appointed Chairman and Chief Executive Officer of WaveXpress.  As of August 14, 2003, Mr. Sprague repaid the entire balance of $1,022,867, consisting of $897,820 in original principal and $125,047 of interest from origination through June 30, 2003, plus all additional accrued interest through the date of repayment.  Accordingly, Wave reversed the reserve previously established in the amount of $999,518 plus interest income for the six months ended June 30, 2003 of $23,349 in its Statement of Operations for the six month period ended June 30, 2003.

Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a written policy prohibiting future loans to officers and directors.

8.             Employee Stock Options

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

The following table shows Wave’s pro forma net loss and loss per share if the company had accounted for stock options under SFAS No. 123 for the quarter and six months ended June 30:

	Three Months ended		Six Months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss - as reported	$(3,394,287)	$(9,687,005)	$(9,787,916)	$(20,931,910)
Net loss - pro-forma	(3,883,826)	(11,354,637)	(11,036,015)	(24,518,384)
Net loss to common shareholders - as reported	(6,273,913)	(9,687,005)	(12,667,542)	(20,931,910)
Net loss to common shareholders - pro-forma	(6,763,452)	(11,354,637)	(13,915,641)	(24,518,384)
Loss per common share - as reported	(0.12)	(0.19)	(0.24)	(0.42)
Loss per common share - pro-forma	$(0.13)	$(0.23)	$(0.27)	$(0.49)

9.              Restructuring Costs and Other Special Charges:

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

10.          Segment Reporting

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

The following sets forth reportable segment data (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Operating Revenues:
EMBASSY® Trusted Client Platform and Services	$21,157	$77,792	$36,786	$323,407
WaveXpress Data Broadcasting	12,570	—	13,345	—
Total Operating Revenues	33,727	77,792	50,131	323,407
(Net Loss):
EMBASSY® Trusted Client Platform and Services	(3,339,418)	(6,610,356)	(8,850,290)	(13,699,674)
WaveXpress Data Broadcasting	(1,084,480)	(1,294,856)	(2,041,096)	(4,155,740)
Total Segments Net Loss	(4,423,898)	(7,905,212)	(10,891,386)	(17,855,414)
Interest Income	32,826	126,092	56,685	308,408
Recovery of Note Receivable	999,518	—	999,518	—
Loss for Other than Temporary Decline in Marketable Equity Securities	—	(1,907,885)	—	(3,384,904)
Realized Loss on Sale of Marketable Securities	(5,103)	—	(5,103)	—
Other Income	2,370	—	52,370	—
Net Loss	(3,394,287)	(9,687,005)	(9,787,916)	(20,931,910)
Depreciation and Amortization Expense:
EMBASSY® Trusted Client Platform and Services (1)	216,422	462,230	428,997	899,587
WaveXpress Data Broadcasting	85,518	104,414	190,280	226,214
Total Depreciation and Amortization Expense	301,940	566,644	619,277	1,125,801
Capital Expenditures:
EMBASSY® Trusted Client Platform and Services	260,674	321,030	420,547	971,420
WaveXpress Data Broadcasting	13,205	62,004	23,700	66,113
Total Capital Expenditures	273,879	383,034	444,247	1,037,533

	As of
	June 30, 2003	December 31, 2002

Assets:
EMBASSY® Trusted Client Platform and Services	13,426,748	17,560,523
WaveXpress Data Broadcasting	419,405	648,849
Total Assets	13,846,153	$18,209,372

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

Products that make up the ETS include hardware and software.  The hardware products that make up this product group are the EMBASSY 2100 security chip, and secure user input devices such as EMBASSY Smart Card Readers and EMBASSY Smart Card Reader Keyboards.  These devices are being marketed to PC manufacturers as part of Wave’s Trusted PC product that combines a smartcard reader or keyboard with security software applications.   In addition Wave offers a Hardware Developer’s Kit and an Applet Developer’s Kit that are used by device manufacturers to develop EMBASSY enabled hardware products and software developers to write EMBASSY enabled software applications.  The software products included in this product group are the Trust Assurance Network, which is the back office security infrastructure of the ETS, and Assistant, a client interface that allows the user to enter and store securely, their personal and financial data, personal identification numbers, passwords, digital certificates and other information that requires security.  Wave also has several products within this category that are in various stages of development including its Cyber-Comm applet; a secure French banking application that runs on an EMBASSY chip, FINREAD; a JAVA interface for online transactions and TCPA Services, which are security applications that run on other chip manufacturers’ platforms.  Costs for planned further development activities to complete these products are expected to be approximately $1,500,000.  We will also continue to expend a significant amount of funds in the product and business development, marketing and sales areas in an effort to promote the market acceptance of these products.

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

Wave’s digital signature and electronic document management products include four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0 is a digital signature application that connects signers and institutions — banks, insurance companies, enterprises etc. — through a legally binding digital signature.  SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked. SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods.  SmartSignature Version 3.0 and SmartSAFE Version 3.0 were commercially released in the first quarter of 2003.  SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed in January 2003.  These products are currently undergoing modifications for additional features and functionality.  The anticipated cost of these additional features and functionality is expected to be approximately $50,000.

Wave offers its data broadcast products through WaveXpress, , a joint venture between Wave and Sarnoff.   WaveXpress’ TVTonic software is designed to offer cable television multiple service operators (“MSOs”) a complete solution for implementing IP Multicast.  TVTonic, which consists of a customized browser that allows a user to view and manage rich digital content, server applications that broadcast this content to the users, and administrative functions used for billing and tracking of usage, is being actively marketed to MSOs.  Wave believes the benefits of these products to MSOs include: new incremental revenue streams from dormant, underutilized and off-peak bandwidth, service bundling opportunities, flexible content and pricing offerings, strength of the ETS security products and an advanced consumer experience.  The product has been released on a trial basis to internet users, however significant development is planned for the product to add additional features and functionality. The anticipated cost of these additional features and functionality is expected to be approximately $350,000.

As of June 30, 2003, Wave owned 69% of WaveXpress while Sarnoff owned 26%. The equity interests of Wave, Sarnoff and all other WaveXpress shareholders, assuming all of Wave’s and  Sarnoff’s convertible securities are converted and warrants are exercised and all WaveXpress’ employee stock options are exercised , would be approximately 85%, 7% and 8%, respectively.

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

R&D

Wave is a development stage company and has realized minimal operating revenues since its inception.  At June 30, 2003, Wave had an accumulated deficit of approximately $246 million.  Wave has made a substantial investment in research and development including $1.6 million and $4.2 million for the quarter and six month periods ended June 30, 2003, respectively, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2002, 2001 and 2000, Wave spent approximately $12.0 million, $17.7 million and $20.9 million, respectively, on research and development activities (which amounts include the value of stock issued).  In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997.  From its inception in February 1988 through June 30, 2003, Wave has spent approximately $88.2 million on research and development activities.

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

Accounting for Preferred Stock — Preferred Stock is accounted for in accordance with SFAS No. 129 as it pertains to liquidation preference of preferred stock and redeemable stock.  In addition, Wave follows the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27 in accounting for convertible preferred stock, whereby the proceeds from issuance are first allocated to the convertible instrument and any detachable instruments, such as warrants, on a relative fair valued basis.  Any beneficial conversion feature associated with convertible preferred stock is calculated as the intrinsic value of the embedded conversion feature based upon an effective conversion price on the convertible instrument.

With respect to the Series H Redeemable Convertible Preferred Stock Wave issued on April 30, 2003, Wave utilized the Black Scholes option pricing model to calculate the fair value of warrants in connection with such issuance with the following assumptions:

Expected Life in years	5
Interest rate	3.0%
Volatility	112.8%
Dividend yield	0%

The fair value of the Series H Stock was calculated as the number of shares of Class A Common Stock that the Series H Stock is convertible into, multiplied by the closing price of Wave’s Class A Common Stock on Nasdaq on the closing date of this financing.   The value of the beneficial conversion feature was calculated by multiplying the number of Class A Common shares that the Series H Stock is convertible into by the intrinsic value per share, which was calculated as the closing price of Wave’s Class A Common Stock on Nasdaq as of April 30, 2003 less the effective conversion price of the Series H Stock.  The beneficial conversion feature and warrant discount are being accreted as a dividend on a straight line basis, which approximates the effective yield over the period from the date of issuance through the trading day following Wave’s annual meeting which is currently scheduled for August 27, 2003.  The factors and assumptions used in determining the values of these various elements were subject to Management's judgment.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

For the three months ended June 30, 2003, Wave had revenues of  $33,727 that were derived primarily from service and license contracts.  For the three months ended June 30, 2002, revenues were $77,792 derived primarily from sales of EMBASSY 2100 chips and devices.

The table below sets forth the components that make up the revenue for the quarters ended June 30:

	2003	2002	Increase/(Decrease)	% Change
Product	$1,175	$74,997	$(73,822)	(98)%
Services	12,232	2,795	9,437	338%
Licensing and Other	20,320	—	20,320	—
Total Net Revenues	33,727	77,792	(44,065)	(57)%

Cost of sales for the three months ended June 30, 2003, was $4,766 compared with $38,513 for the same period in 2002.  The 88% decrease in costs of sales was due to the decrease in revenue during the June 30, 2003 quarter versus the prior year as shown in the table above.

Selling, general and administrative expenses for the three months ended June 30, 2003 were $2,858,936 as compared to $4,712,019 for the comparable period of 2002, a decrease of 39%.  The decrease was due in large part to decreases in salary and benefit costs totaling approximately $720,000 associated with headcount reductions, reductions in consulting and professional fees expenses totaling approximately $268,000, and travel and entertainment expense reductions of approximately $117,000.  The headcount reductions were made primarily in the areas of product marketing, sales, operations and administrative and support areas within Wave where it was possible to consolidate and restructure certain functions.  Wave also reduced software license and maintenance fees by approximately $277,000.  Depreciation expense also decreased by approximately $169,000.  In addition, Wave decreased trade show expenses by approximately $182,000 by attending fewer trade shows and reduced other outside marketing expenses by approximately $199,000.  WaveXpress’ selling, general and administrative expenses were $579,613 and $651,943 for the quarters ended June 30, 2003 and 2002, respectively.  This 11% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above.

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

Research and development expenses for the three months ended June 30, 2003 were $1,593,923, as compared to $3,232,472 for the comparable period of 2002, a decrease of 51%.  This decrease was primarily attributable to decreases in salaries, fringe and benefit expenditures of $965,000 associated with headcount reductions as Wave continued to scale back its research and development efforts throughout 2003.  In addition, Wave cut approximately $112,000 in R&D consulting expenses and reduced rent  expense for its R&D facilities by approximately $140,000.   Additionally, software license expense was reduced by approximately $217,000. Depreciation expense of R&D equipment was also reduced by $105,000.  WaveXpress’ research and development expenditures included in the above were approximately $517,000 and $643,000 for the quarters ended June 30, 2003 and 2002, respectively. This 20% decrease was also due to the factors that are referred to in the discussions above.

For the quarter-ended June 30, 2002, Wave took a charge for an “other than temporary decline” in the value of its investment in SSP of $1,907,885.  This charge was taken because it was determined that an other than temporary decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects.  The amount was calculated as the difference between the investment’s previously adjusted cost basis versus its fair value based on the closing price of SSP as of June 30, 2002 on the Nasdaq national exchange.   There were no such charges for declines in the market value of investments for the quarter ended June 30, 2003.

Wave reversed the reserve previously established with respect to notes receivable from a former officer in the amount of $999,518 during the quarter-ended June 30, 2003.  These loans were reserved for during the fourth quarter of 2002, because at the time there was substantial doubt about the ability of the borrower to repay these loans.  Subsequent to June 30, 2003,  the former officer sold 500,000 shares of Wave Class A Common Stock, and was therefore able to repay the loans and all accrued interest thereon with the proceeds from such sales of Wave common stock.

Interest income for the three months ended June 30, 2003 was $32,826 as compared to $126,092 for the comparable period of 2002.  The decrease in interest income is primarily attributable to a decrease in interest-bearing assets and a decrease in interest rates earned on those investments compared with the same period in 2002.

For the quarter ended June 30, 2003, Wave recorded accrued dividends on its Series H Redeemable Convertible Preferred Stock in the amount of $91,417 plus accretion of discount on such preferred stock of $2,788,209 for total dividends on preferred stock of $2,879,626 (See Note 3 to the Financial Statements).

Due to the reasons set forth above, our net loss to common stockholders for the three months ended June 30, 2003 was $6,257,384 as compared to $9,687,005 for the comparable period of 2002.

Six months Ended June 30, 2003 and 2002

For the six months ended June 30, 2003, Wave had revenues of  $50,131 comprised of services, licensing and other revenues.   For the six months ended June 30, 2002, revenues were $323,407 comprised of service contract revenue of $223,410 and product revenues of $99,997.

The table below sets forth the components that make up the revenue for the six months ended June 30:

	2003	2002	Increase/(Decrease)	% Change
Product	$1,338	$99,997	(98,659)	(99)%
Services	24,781	223,410	(198,629)	(89)%
Licensing and Other	24,012	—	24,012	—
Total Net Revenues	50,131	$323,407	(273,276)	(84)%

The service contract revenue for the six months ended June 30, 2002 was derived primarily from a development contract with SSP, a shareholder of Wave.  During the prior year six-month period ended June 30, Wave owned approximately 14.95% of SSP; and presently owns approximately 19.8% of SSP.  Of the total revenue recognized in the six months ended June 30, 2002, $196,603 was in connection with the SSP development contract. Work under this contract was suspended during the first quarter of 2002, and the contract was formally terminated pursuant to a settlement reached on September 30, 2002, in which Wave was issued 1,600,000 additional shares of SSP common stock and a convertible note with a face value of $270,000 that was converted into 200,000 additional common shares of SSP (See Part I,

Financial Statements, Note 5).  Product revenue for the six months ended June 30, 2003 was derived from sales of EMBASSY chips.

Cost of goods sold for the six months ended June 30, 2003 totaled $9,174.  This compares with total cost of goods sold for the six months ended June 30, 2002 of $147,499 and consisted of  $53,366 related to product sales and $94,133 related to services.  The 94% decrease in cost of goods sold was due to the decrease in revenue during the six-month period ended June 30, 2003 versus the same period of the prior year.

Selling, general and administrative expense for the six months ended June 30, 2003 were $6,703,286 as compared to $10,126,765 for the comparable period of 2002, a decrease of 34%.  The decrease was consistent with the decrease in the quarter ended June 30, 2003 versus the prior year quarter (see above discussion), and likewise was primarily due to decreases in salary and benefit costs of approximately $1,235,000, reductions to professional fee expenses of $387,000 and related travel and entertainment cost reductions of approximately $159,000 associated with an overall headcount reduction.   In addition, reductions in trade show and public relations expenses totaled approximately $381,000.  The headcount reductions were made primarily in the areas of product marketing, sales, operations and administrative and support areas within Wave where it was possible to consolidate and restructure certain functions.  In addition, Wave reduced software license and maintenance agreement costs by $348,000, depreciation expense by $319,000, rent and other facility expenses by $144,000 and franchise tax expenses by $95,000.    Also, accrued litigation losses decreased by $488,000 due primarily to a charge for this amount that was recorded in the quarter ended March 31, 2002, related to a demand for arbitration brought by a former supplier against Wave.  The arbitration arose out of a claim that Wave had breached a contract with the supplier to purchase computer components to be incorporated into an Internet security device produced by Wave.  Included in the amounts listed above are WaveXpress’ selling, general and administrative expenses, which were $991,267 and $1,460,882 for the six months ended June 30, 2003 and 2002, respectively.  This 32% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above.  Selling, general and administrative expenses are expected to remain flat or decrease over the foreseeable future depending upon the business needs of Wave.

Research and development expenses for the six months ended June 30, 2003 were $4,229,057 as compared to $6,272,887 for the comparable period of 2002, a decrease of 33%.  This decrease was attributable to decreases in salaries and fringe benefit expenditures of approximately $1,190,000, and consulting expense reductions of approximately $184,000.  These decreases were associated with a greatly reduced development effort with respect to Wave’s integrated circuit technology and software.  The significant development activities that were completed in the year-ago six month period ended June 30, 2002 included the ETS, significant enhancements to the Wavenet commerce applications, the development of the EMBASSY 2100 security chip, the EMBASSY applet developers kit, the creation of the “Trust Assurance Network”, the development of core EMBASSY applets and WaveXpress’ digital broadcast architecture and content.  These research and development efforts have been scaled down considerably as Wave is shifting its focus more towards commercializing and marketing these products.      In addition, Wave reduced software license and maintenance costs by approximately $219,000, rent expense was reduced by $275,000 and depreciation and amortization expense was reduced by $152,000 as assets became fully depreciated and/or were written off in prior periods. WaveXpress’ research and development expenditures included in the above were approximately $1,063,174 and $1,196,051 for the six months ended June 30, 2003 and 2002, respectively, a decrease of 11%.  This decrease was the result of reduced employee headcount, lower consultant expenditures, travel and amortization expense of intangible assets that were subsequently written off. Wave expects development expenditures of WaveXpress to remain flat over the foreseeable future.

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

For the six months ended June 30, 2002, Wave took a charge for an “other than temporary decline” in the value of its investment in SSP of $3,384,904.  This charge was taken because it was determined that an other than temporary decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects.  The amount was calculated as the difference between the investment’s previously adjusted cost basis versus the value arrived at by taking the weighted average closing price of SSP on the Nasdaq national exchange since November 15, 2001, which was the date that SSP indicated there was doubt about its ability to continue as a going concern in its public filings.  The investment is presented on the June 30, 2003 and December 31, 2002 balance sheets at $4,546,304 and $2,881,016, respectively, which represents the closing value of the shares on the Nasdaq national exchange on these dates.  The increase in the value of the adjusted cost basis of $1,722,812 is presented in other comprehensive income as an unrealized gain in stockholders’ equity for the six months ended June 30, 2003.

Wave reversed the reserve previously established with respect to notes receivable from a former officer of $999,518 during the six months ended June 30, 2003.  These loans were previously reserved for during the fourth quarter of 2002, because at the time there was substantial doubt about the ability of the borrower to repay these loans. Subsequent to June 30, 2003 the former officer sold 500,000 shares of Wave Class A Common Stock, and was therefore able to repay the loans and all accrued interest thereon with the proceeds from such sales of Wave common stock.

Interest income for the six months ended June 30, 2003 was $56,685 as compared to $308,408 for the same period in 2002.  This decrease was related to the decrease in interest bearing assets, and decreased rates earned on those assets during the six month period ended June 30, 2003 versus 2002.

For the six months ended June 30, 2003, Wave recorded accrued dividends on its Series H Redeemable Convertible Preferred Stock in the amount of $91,417 plus accretion of discount on such preferred stock of $2,788,209 for total dividends on preferred stock of $2,879,626 (See Note 3 to the Financial Statements).

Due to the reasons set forth above, our net loss to common stockholders for the six months ended June 30, 2003 was $12,667,542 as compared to $20,931,910 for the comparable period of 2002.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of June 30, 2003, had a $245,759,070 deficit accumulated during the development stage, and stockholders’ equity of $8,409,578.  Wave has financed its operations through June 30, 2003 principally through the issuance of Class A and B Common Stock and various series’ preferred stock, for total proceeds of $209,601,000.

As of June 30, 2003, Wave had $4,330,547 in cash and cash equivalents.  As of December 31, 2002, Wave had $10,221,124 in cash and cash equivalents.  Wave had non-current marketable securities with a value of $4,546,304 as of June 30, 2003 and $2,881,016 as of December 31, 2002.  The marketable securities are marked to market in accordance with SFAS No. 115. The increase in the value of these securities was the result of the market value per share increasing from $0.59 per share as of December 31, 2002 to $0.95 per share as of June 30, 2003.  The decrease in cash and cash equivalents resulted from $10,561,684 used in operating activities, $391,825 was used for investing and $5,062,932 provided from financing activities consisting of $4,780,540 from the issuance of 548.5 shares of Series H Redeemable Convertible Preferred Stock and $281,399 for the declaration of a bonus to an officer to be used to pay off a loan with an original principal of $250,000 and accrued interest of $31,399.

The Series H Redeemable Convertible Preferred Stock (the “Series H Stock”) and warrants to purchase Wave’s Class A Common Stock for an aggregate purchase price of $5,485,000, were issued to a group of institutional and accredited investors for aggregate proceeds of $4,780,539 net of commissions and other cash fees of  $704,461, in connection with the transaction.   In addition, Wave incurred commissions of $315,969 for the fair market value of warrants granted to placement agents to purchase approximately 325,000 shares of Wave’s Class A Common Stock at $0.01.

The Series H Stock is convertible, at the option of the holder, on the trading day following the date of Wave’s 2003 annual meeting of stockholders in which stockholders would vote on the proposal to approve the issuance of shares of Class A Common Stock in excess of 19.99% of the number of shares of Class A Common Stock outstanding prior to April 30, 2003, upon the conversion and exercise of shares of Series H Convertible Preferred Stock and the related Warrants.   The Series H Stock is initially convertible into 7,217,105 shares of Wave’s Class A Common Stock at an initial conversion price of $0.76 per share.  The conversion price will be proportionately decreased upon a stock split of the outstanding Class A Common Stock by Wave.  The conversion price will be proportionately increased if Wave combines the outstanding Class A Common Stock.  In the event Wave issues stock dividends, the conversion price shall be adjusted so that the holders of the Series H Stock shall receive upon conversion thereof, the number of additional shares of Class A Common Stock they would have received had their Series H Stock been converted into Class A Common Stock beforehand.  Proportional adjustments are also made to the conversion price upon reclassifications, exchanges or substitutions of the Class A Common Stock.  If Wave sells additional shares of Class A Common Stock or its equivalent at a price per share less than the current conversion price, such conversion price shall be adjusted using a weighted average basis for adjustment. The Series H Stock carries a mandatory conversion provision whereby if the closing bid on Wave’s Class A Common Stock exceeds $1.90 for 15 of 20 consecutive trading days, the Series H Stock and any dividends accrued thereon, shall automatically convert into Class A Common Stock at the conversion price.

The terms of the Series H Stock include a redemption provision which allows the holders to require Wave to redeem all, or a portion of their shares, in the event of, among other things, the consolidation or merger of Wave into another company and/or the acquisition of more than 50% of Wave’s total assets or common stock.  In addition, certain triggering events will give the holders of the Series H Stock the right to redeem the Series H Stock for 120% of the liquidation preference plus any accrued and unpaid dividends.  These triggering events include the lapsing of the effectiveness of the registration statement filed on behalf of the holders of the Series H Stock, the suspension from listing on a stock exchange, quotation system or market for a period of five (5) consecutive days or Wave’s failure to comply with any representation, warranty or covenant of the Series H Stock purchase agreements which would have a material adverse effect on the holders of the Series H Stock.

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

At June 30, 2003, Wave had working capital of $3,976,238 including loans receivable from a former officer totaling $1,022,867.  These loans were granted to the former officer prior to the enactment of the Sarbanes-Oxley Act of 2002 to allow him to satisfy certain personal financial obligations that would otherwise have required him to liquidate some of his holdings of Wave shares.  The loans were granted as a means to mitigate a potential unfavorable impact to Wave’s share price as a result of the former officer selling large blocks of shares.  On August 14, 2003 the former officer repaid the entire balance of $1,022,867, consisting of $897,820 in original principle and $125,047 of interest from origination through June 30, 2003, plus all additional accrued interest through the date of repayment.

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

Wave’s consolidated financial statements as of June 30, 2003 have been prepared under the assumption that we will continue as a going concern.  Wave’s independent auditors, KPMG LLP, have issued a report on Wave’s financial statements as of December 31, 2002 dated March 31, 2003, that included an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern.  Wave expects to continue to incur substantial additional expenses resulting in significant losses at least through the period ended December 31, 2003.  Although we had working capital of approximately $4.0 million as of June 30, 2003 (including notes receivable from a former officer totaling approximately $1.0 million), and have subsequently received approximately $2.6 million in proceeds from the exercise of employee stock options to purchase Class A Common Stock as a result of a substantial increase in our stock price, for a total of $6.6 million, we expect this amount will be required to fund our operating and research and development activities over the next two fiscal quarters.  We do not anticipate sufficient revenue over this same period to fund our operations through the first quarter of 2004.  As a result, we will need to raise additional capital in order to continue operating through the end of the first quarter of 2004 and beyond.  Considering our current available cash and our projected operating cash requirements, we anticipate that we will need $7.9 million of additional cash from a combination of revenues and other sources to satisfy our current forecasted cash flow requirements for the twelve-month period ending June 30, 2004.  In addition to raising additional capital, our operating plan for the calendar year of 2003 includes the realization of a particular level of sales revenue, and an operating expense budget that must be met in order to achieve our plan.  Should sales be less than forecast, expenses higher than forecast or if the availability of financing is less than the amount in our operating plan, Wave will not have adequate resources to fund our operations through the first quarter of 2004.

To alleviate the anticipated future cash shortfall referred to above Wave is exploring and pursuing a number of alternatives to raise capital including the sale of its $4.5 million of marketable securities and one or more commercial or strategic transactions.  Wave will also attempt to raise additional funds through the sale of Class A Common Stock or securities convertible into or exchangeable for Class A Common Stock by the end of the fiscal year, if possible.  No terms of an offering have yet been set and there are no current plans or arrangements regarding any offering.  However, as Wave has not yet attained commercial acceptance of its products and has not generated any significant operating revenue, considerable uncertainty currently exists with respect to the availability of financing from these and other sources to fund our anticipated future cash deficiencies.

Due to our current cash position, our capital needs over the next year and beyond and uncertainty as to whether we will achieve revenues sufficient to fund our operations, substantial doubt exists with respect to our ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Wave’s investment portfolio consists of minority equity investments in publicly traded companies.  Most predominantly, we hold 4,785,583 shares of SSP representing a 19.1% interest in SSP.  These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  These investments are inherently risky because the market for the technologies or products they have under development are typically in the early stages and may never materialize.  In addition, the values of these investments are subject to significant market price volatility.  For example, as a result of market price volatility, we experienced $11.5 million and $1.7 million in losses for the years ended December 31, 2002 and 2001, respectively, for other than temporary declines in market value.  Accordingly, the value of these securities has been written down by a total of $13.2 million through charges against earnings.  Also, our ability to sell these securities may be limited as the average daily trading volume of SSP’s shares is substantially less than our holdings.  Consequently, our investment in these shares is subject to further potential significant declines in value.  These equity securities are held for purposes other than trading.  The following table presents the change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through July 10, 2003:

	Fair Market Value (“FMV”) at the lowest closing price from January 1, 2001 through July 10, 2003	FMV as of June 30, 2003	FMV at the highest closing price from January 1, 2001 through July 10, 2003
Corporate Equities	$2,392,792	$4,546,304	$21,740,848
Percentage decrease from highest closing price	89%	79%	—
Percentage decrease from FMV as of June 30, 2003	47%	—	—

Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 47% and 89% of the fair market value of these investments as of June 30, 2003.  The amount of such hypothetical future losses in fair market value would be equal to approximately $2,137,000, $3,592,000 and $4,046,000, using hypothetical losses of 47%, 79% and 89%, respectively.

The exposure to market risk associated with interest rate-sensitive instruments is not material to Wave. Our investment portfolio consists primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.  Controls and Procedures

(a)                               Evaluation of Disclosure Controls and Procedures. Under new Securities and Exchange Commission regulations implementing portions of the Sarbanes-Oxley Act of 2002, our CEO and CFO are required to certify in this quarterly report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information in relation to Wave is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and that they have disclosed in this report any change in Wave's internal controls over financial reporting that occurred in the period covered by this report that has materially affected, or is reasonably likely to materially affect, Wave's internal control over financial reporting.  Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them with material information relating to Wave as required to be disclosed in the reports we file with the Commission on a timely basis.

(b)                               Changes in Internal Controls. There were no significant changes in Wave’s internal controls over financial reporting or in other factors that could significantly affect Wave’s disclosure controls and procedures subsequent to the date of the CEO and CFO’s evaluation, nor were there any significant deficiencies or material weaknesses in Wave’s internal controls.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

                On April 30, 2003, Wave completed a private placement of 548.5 shares of its Series H Convertible Preferred Stock (the “Series H Stock”) and warrants to purchase Wave’s Class A Common Stock for an aggregate purchase price of $5,485,000, with a group of institutional and accredited investors. Wave realized aggregate proceeds of $4,780,539 net of commissions and other cash fees of  $704,461, in connection with the transaction.   In addition, Wave incurred commissions of $315,969 for the fair market value of warrants granted to placement agents to purchase approximately 325,000 shares of Wave’s Class A Common Stock at $0.01.

The Series H Stock is convertible, at the option of the holder, on the trading day following the date of Wave’s 2003 annual meeting of stockholders in which stockholders would vote on the proposal to approve the issuance of shares of Class A Common Stock in excess of 19.99% of the number of shares of Class A Common Stock outstanding prior to April 30, 2003, upon the conversion and exercise of shares of Series H Convertible Preferred Stock and the related Warrants.  The Series H Stock is initially convertible into 7,217,105 shares of Wave’s Class A Common Stock at an initial conversion price of $0.76 per share. The conversion price will be proportionately decreased in the event of any stock split of the outstanding Class A Common Stock by Wave.  The conversion price will be proportionately increased if Wave combines the outstanding Class A Common Stock.  In the event Wave issues stock dividends, the conversion price shall be adjusted so that the holders of the Series H Stock shall receive upon conversion thereof, the number of additional shares of Class A Common Stock they would have received had their Series H Stock been converted into Class A Common Stock beforehand.  Proportional adjustments are also made to the conversion price upon reclassifications, exchanges or substitutions of the Class A Common Stock.  If Wave sells additional shares of Class A Common Stock or its equivalent at a price per share less than the current conversion price, such conversion price shall be adjusted using a weighted average basis for adjustment. The Series H Stock carries a mandatory conversion provision whereby if no sooner than 90 days from the effectiveness date of a registration statement for shares of Class A Common Stock convertible or exercisable in connection with the Series H Stock, the closing bid on Wave’s Class A Common Stock exceeds $1.90 for 15 of 20 consecutive trading days, the Series H Stock and any dividends accrued thereon, shall automatically convert into Class A Common Stock at the conversion price.

The terms of the Series H Stock include a redemption provision which allows the holders to require Wave to redeem all, or a portion of their shares, in the event of, among other things, the consolidation or merger of Wave into another company and/or the acquisition of more than 50% of Wave’s total assets or common stock. In addition, certain triggering events will give the holders of the Series H Stock the right to redeem the Series H Stock at 120% of the liquidation preference amount plus any accrued and unpaid dividends. These triggering events include the lapsing of the effectiveness of the registration statement filed on behalf of the holders of the Series H Stock, the suspension from listing on a stock exchange, quotation system or market for a period of five (5) consecutive days or Wave’s failure to comply with any representation, warranty or covenant of the Series H Stock purchase agreements which would have a material adverse effect on the holders of the Series H Stock, subject to certain conditions.

As part of the transaction, Wave issued to the investors warrants to purchase an aggregate of 3,608,558 shares of Class A Common Stock, which have an initial exercise price of $1.13 per share (the “Series H Warrants”). The Series H Warrants are exercisable on the trading day following the date of Wave’s 2003 annual meeting of stockholders’, and have a five (5) year life.  The number of shares of Class A Common Stock issuable pursuant to the Series H Warrants and the exercise price of the Series H Warrants are adjustable proportionately for stock splits, reverse stock splits, stock dividends and other distributions or reclassifications of Wave’s Class A Common Stock, subject to certain conditions.  No sooner than eighteen (18) months after the issuance of the Series H Warrants, Wave may call up to 100% of the Series H Warrants if the market value of its Class A Common Stock exceeds 250% of $1.13 (subject to adjustment pursuant to the terms of the Series H Warrants) for a minimum of fifteen (15) business days during any twenty (20) consecutive business day period.   If exercised in full, the Series H Warrants would generate up to an additional $4,077,671.  In completing the sale of the Series H Stock and related warrants, we relied upon Section 4(2) of the Securities Act of 1933 for exemption from registration of these securities.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit No.	Description of Exhibit
4.1	—

Certificate of Designation of the Relative Rights and Preferences of the Series H Convertible Preferred Stock of Wave, dated as of April 30, 2003 (Incorporated by reference to Wave’s Form 8-K filed on May 5, 2003)

31.1	—	Section 302 Certification
31.2	—	Section 302 Certification
32	—	Section 906 Certification
99.1	—

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

Form of Warrant issued by Wave to the placement agent and sub-placement agents, dated as of April 30, 2003 (Incorporated by reference to Wave’s Form S-3 filed on May 14, 2003 (Registration No. 333-99469)).

99.7	__	Letter Amendment to First Purchase Agreement and Second Purchase Agreement effected on August 11, 2003 (Incorporated by reference to Wave’s Form 8-K filed on August 12, 2003).

(b)         Reports on Form 8-K:

Current Report on Form 8-K, filed on May 7, 2003;

Current Report on Form 8-K filed on August 12, 2003.

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

Dated: August 14, 2003

WAVE SYSTEMS CORP
(Registrant)

	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer