Form 10-Q
period 2003-09-30
WAVE SYSTEMS CORP
filed 2003-11-14
CIK 919013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of November 5, 2003: 63,374,124 shares of Class A Common Stock and 205,725 shares of Class B Common Stock.

PART I -                FINANCIAL INFORMATION

Item 1.                    Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Unaudited Consolidated Balance Sheets

	As of
	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$6,010,996	$10,221,124
Cash Collected on Behalf of Charities	—	235,553
Notes Receivable from Officers	—	278,342
Inventories	—	1,112,818
Prepaid expenses and other receivables	400,838	574,316
Total current assets	6,411,834	12,422,153
Marketable Equity Securities	5,311,997	2,881,016
Property and equipment, net	2,219,869	2,542,765
Other assets	326,111	363,438
Total Assets	14,269,811	18,209,372
Liabilities, Preferred Stock and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	2,838,283	3,404,377
Accrued Dividends	16,766	—
Due to Charities	—	263,156
Deferred Revenue	86,333	—
Total current liabilities	2,941,382	3,667,533

Series H Redeemable Convertible Preferred Stock, $0.01 par value. 40 shares issued and outstanding in 2003, liquidation/redemption value $400,000	400,000	—

Common stock, $.01 par value. Authorized 120,000,000 shares as Class A; 62,487,056 shares issued and outstanding in 2003 and 51,771,918 in 2002	624,870	517,720
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 205,725 shares issued and outstanding in 2003 and 324,225 in 2002	2,057	3,242
Capital in excess of par value	256,189,599	247,112,405
Deficit accumulated during the development stage	(248,376,603)	(233,091,528)
Other Comprehensive Income – unrealized gain on marketable securities	2,488,506	—
Total stockholders’ equity	10,928,429	14,541,839
Total Liabilities, Preferred Stock and Stockholders’ Equity	14,269,811	$18,209,372

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Nine Months ended		Period from February 12, 1988 (inception) through
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
Net Revenues:
Product	$95	$21,925	$1,433	$121,922	$487,547
Services	40,563	40,948	65,344	259,413	806,641
Licensing and Other	39,470	6,972	63,482	11,917	569,381
Total Net Revenues	80,128	69,845	130,259	393,252	1,863,569
Cost of sales:
Product	60	11,403	2,863	64,769	283,918
Services	10,781	12,552	15,748	103,221	375,454
Licensing and Other	20,033	1,345	21,437	4,809	157,074
Total Cost of Sales	30,874	25,300	40,048	172,799	816,446
Gross margin	49,254	44,545	90,211	220,453	1,047,123
Operating expenses:
Selling, general, and administrative	2,831,799	5,147,298	9,535,085	15,274,063	137,195,044
Research and development	1,610,066	2,768,094	5,839,123	9,040,981	89,801,812
Reserve for Inventory	1,114,442	—	1,114,442	—	1,114,442
Write-off of Intangibles and other impaired assets	—	665,641	—	1,571,031	3,332,948
Restructuring Costs and other special charges	—	—	—	726,280	726,280
Amortization of goodwill	—	—	—	—	2,294,176
Write-off of goodwill	—	—	—	—	3,054,456
In process research and development expense	—	—	—	—	2,176,000
Acquisition Costs	—	—	—	—	1,494,000
Aladdin license expense	—	—	—	—	3,889,000
	5,556,307	8,581,033	16,488,650	26,612,355	245,078,158
Other income (expense):
Interest Income	9,894	99,310	66,579	407,718	10,257,880
Interest Expense	—	—	—	—	(1,695,461)
Equity in losses of GlobalWave	—	—	—	—	(5,738,650)
Loss on other than temporary decline in marketable equity securities	—	(5,892,315)	—	(9,277,219)	(13,249,781)
Gain (loss) on sale of marketable securities	—	—	(5,103)	—	537,354
License Fee	—	—	—	—	5,000,000
License Warrant Cost	—	—	—	—	(1,100,000)
Gain on termination of development contract	—	1,680,000	—	1,680,000	1,818,000
Recovery (Loss) on officer note receivable	—	—	999,518	—	—
Other income (expense)	—	—	52,370	—	(174,910)
	9,894	(4,113,005)	1,113,364	(7,189,501)	(4,345,568)

Net loss	(5,497,159)	(12,649,493)	(15,285,075)	(33,581,403)	(248,376,603)
Dividends on preferred stock	2,816,596	—	5,696,218	—	10,046,819
Net loss to common stockholders	$(8,313,755)	$(12,649,493)	$(20,981,293)	$(33,581,403)	$(258,423,422)
Loss per common share	$(0.15)	$(0.24)	$(0.40)	$(0.66)	$(11.76)
Weighted average number of common shares outstanding during the period	54,030,247	51,647,665	52,748,026	50,811,868	21,966,982

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended		Period from February 12, 1988 (date of inception) through September 30, 2003

	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net loss	$(15,285,075)	$(33,581,403)	(248,376,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	3,054,456
Goodwill Amortization	—	—	2,294,176
Depreciation and amortization	899,365	1,458,867	10,531,496
Reserve for note from affiliate	—	—	1,672,934
Provision for loss (recovery) on officer note receivable	(999,518)	—	—
Non-cash expenses:			—
Accretion of assured incremental yield on convertible debt	—	—	119,000
Common stock issued in connection with License and Cross-License Agreement	—	—	1,124,960
Realized (gain) loss on marketable securities	5,103	—	(537,354)
Net losses realized on Global Wave investment	—	—	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	43,176	143,500	2,938,271
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In Process research and development	—	—	2,176,000
Write-off of Impaired Assets		1,571,031	3,332,948
Loss on Other than Temporary Decline in Marketable Equity Securities		9,277,219	13,249,781
Gain on termination of development contract with SSP Solutions, Inc.		(1,680,000)	(1,818,000)
Preferred stock issued for services rendered	—	—	265,600
Compensation associated with issuance of stock options	35,284	223,730	1,908,157
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,253
Common stock issued by principal stockholder for services rendered	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	86,333	(197,965)	86,333
(Increase) decrease in accrued interest on note receivable	142,540	(46,359)	—
(Increase) decrease in inventories	1,111,443	(518,936)	(1,375)
(Increase) decrease in prepaid expenses and other receivables	174,853	(177,733)	(369,142)
(Increase) decrease in other assets	37,327	973,923	(341,026)
Increase (decrease) in accounts payable and accrued expenses	(566,090)	(597,376)	3,227,386
Decrease in amounts due to charities	(263,156)	(423,053)	—
Decrease in cash restricted on behalf of Charities	235,553	358,531	—
Net cash used in operating activities	(14,342,862)	(23,216,024)	(191,932,771)

	Nine Months ended		Period from February 12, 1988 (date of inception) through September 30, 2003

	September 30, 2003	September 30, 2002

Cash flows from investing activities:

Acquisition of property and equipment	(576,470)	(1,059,049)	(12,019,947)
Investment in GlobalWave joint venture		(1,559,250)	(5,701,250)
Cash received in connection with GlobalWave acquisition		1,380,464	1,380,464
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	52,422	—	2,214,879
Exercise of warrants to acquire securities-available for sale		—	(1,620,000)
Net cash used in investing activities	(524,048)	(1,237,835)	(19,933,754)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,935,377	38,349	197,471,597
Net proceeds from issuance of preferred stock and warrants	4,780,540	—	17,063,567
Note receivable from officer	1,135,321	164,319	—
Payment of dividends on preferred stock	(194,456)	—	(194,456)
Proceeds from notes payable and warrants to Stockholders	—	—	4,083,971
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,254
Repayments of note payable	—	—	(255,000)
Redemption of Preferred Stock	—	—	(506,440)

Net cash provided by financing activities	10,656,782	202,668	217,877,521

Net increase (decrease) in cash and cash equivalents	(4,210,128)	(24,251,191)	6,010,996

Cash and cash equivalents at beginning of period	10,221,124	40,437,119	—

Cash and cash equivalents at end of period	$6,010,996	$16,185,928	6,010,996

Supplemental information about non-cash investing and financing activities:

On March 27, 2003 Wave granted a bonus to an officer that was used to repay a note receivable in the amount of $281,399, consisting of $250,000 in principal and $31,899 in accrued interest (see note 6).

Wave recorded accretion of discount of $5,485,000 for the nine months ended September 30, 2003 in connection with the issuance of 548.5 shares of its Series H Convertible Preferred Stock.

In September 2003 Wave issued 6,690,788 shares of Class A Common Stock in connection with the conversion of 508.5 shares of Series H Convertible Preferred Stock at a conversion price of $0.76 per share of Class A Common Stock.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Other Comprehensive Income

(Unaudited)

	Class A Common Stock		Class B common stock		Capital in Excess of	Deficit Accumulated during the Development	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Par value	Stage	Income	Total
Balance at December 31, 2002	51,771,918	$517,720	324,225	$3,242	$247,112,405	$(233,091,528)	$ - 0 -	$14,541,839

Net loss	—	—	—	—	—	(15,285,075)	—	(15,285,075)
Increase in accumulated unrealized gain on marketable securities	—	—	—	—	—	—	2,488,506	2,488,506
Comprehensive income (loss)	—	—	—	—	—	—	—	(12,796,569)

Issuance of Class A Common Stock upon Exercise of Series H Warrants, net of issuance costs of $77,289	2,349,418	23,494	—	—	2,299,951	—	—	2,323,445

Amounts allocated to the beneficial conversion feature and warrants in connection with the issuance of 508.5 shares of Series H Redeemable Convertible Preferred Stock and Warrants, net of issuance costs of $1,020,430	—	—	—	—	4,464,573	—	—	4,464,573

Issuance of warrants to purchase Class A Common Stock to placement agents in connection with the issuance of 508.5 shares of Series H Convertible Preferred Stock	—	—	—	—	315,969	—	—	315,969

Conversion of 508.5 shares of Series H Convertible Preferred Stock into Class A Common Stock at a conversion price of $0.76 per share, net of issuance costs of $75,000	6,690,788	66,907		—	4,943,092	—	—	5,009,999

Issuance of Class A Common Stock upon exercise of warrants granted to placement agents, in connection with the issuance of Series H Convertible Preferred Stock	322,270	3,223	—	—	—	—	—	3,223

Accrued Dividends on Series H Convertible Preferred Stock including accretion of discount	—	—	—	—	(5,696,218)	—	—	(5,696,218)

Issuance of warrants to purchase Class A Common Stock for Services	—	—	—	—	43,176	—	—	43,176

Issuance of Class A Common Stock upon exercise of employee stock options	1,234,162	12,341	—	—	2,671,367	—	—	2,683,708

Compensation expense on employee stock options issued	—	—	—	—	35,284	—	—	35,284
Exchange of Class B Common Stock for Class A Common Stock	118,500	1,185	(118,500)	(1,185)	—	—	—	—

Balance at September 30, 2003	62,487,056	$624,870	205,725	$2,057	$256,189,599	$(248,376,603)	$2,488,506	$10,928,429

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)
Notes To Unaudited Consolidated Financial Statements

September 30, 2003 and 2002

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2003 and December 31, 2002, and the results of its operations and cash flows for the quarters and nine month periods ended September 30, 2003 and 2002.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2002, included in its Form 10-K/A filed on June 30, 2003.  The results of operations for the quarter ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

1.         Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of September 30, 2003 has an accumulated deficit of approximately $248 million.  We also expect we will incur an operating loss for the calendar year of 2003.  We have cash of approximately $6 million as of September 30, 2003, we expect this amount will be required to fund our operating and research and development activities into the first quarter of 2004 as we do not anticipate sufficient revenue to fund our operations over this same period.  As a result, we will need to raise additional capital in order to continue operating through the end of the first quarter of 2004 and beyond.  Considering our current available cash and our projected operating cash requirements, we anticipate that we will need $10.8 million of additional cash from a combination of revenues and other sources to satisfy our current forecasted cash flow requirements for the twelve-month period ending September 30, 2004.   In order to raise the additional cash required for Wave’s operations, Wave is exploring a number of financing alternatives including the sale of its $5.3 million of marketable securities and one or more commercial or strategic transactions. Wave will also attempt to raise additional funds through the sale of Class A Common Stock or securities convertible into or exchangeable for Class A Common Stock by the end of the fiscal year, if possible.  In addition to raising additional capital, our operating plan for the calendar year of 2003 includes an operating expense budget that must be met in order to achieve our plan.  Should expenses be higher than forecast or if the availability of financing is less than the amount in our operating plan, Wave will not have adequate resources to fund our operations through the first quarter of 2004.

2.         Loss per Share

Loss per share is computed based on the weighted average number of common shares outstanding.  The inclusion of common stock equivalents (warrants and options and convertible preferred stock) in this computation would be anti-dilutive; therefore basic and dilutive are the same.

3.         Preferred Stock

As of September 30, 2003 forty (40) shares of Series H Convertible Preferred Stock (the “Series H Stock”) were outstanding, which were convertible into 526,316 shares of Class A Common Stock.  As of September 30, 2003 348,684 shares of Class A Common Stock were issuable pursuant to outstanding Series H Warrants.  This is a total of 875,000 shares of Class A Common Stock issuable in connection with the Series H Financing, as of September 30, 2003.  As of November 5, 2003, there were no outstanding shares of Series H Stock, as the remaining 40 shares of Series H Stock have been converted.  Series H Warrants to acquire 65,789 shares of Class A Common Stock remain outstanding.

Five hundred forty eight and one half (548.5) shares of Series H Stock with detachable warrants to purchase Wave’s Class A Common Stock were originally issued on April 30, 2003, in a private placement with a group of institutional and accredited investors for an aggregate purchase price of $5,485,000. Wave realized aggregate proceeds of $4,780,540 net of commissions and other cash fees of $704,461, in connection with the transaction.   In addition, Wave incurred commissions of $315,969 for the fair market value of warrants granted to placement agents to purchase approximately 325,000 shares of Wave’s Class A Common Stock at $0.01.

Dividends on the Series H Stock accrued on the initial liquidation preference amount of each share ($10,000) at an annual rate of 10%, increased to 12% on April 30, 2004.  Dividends were payable out of any assets legally available to pay dividends when and if declared by the board of Directors of the Company.  Dividend expense (not including accretion of discount on the Series H Stock) for the quarter and nine months ended September 30, 2003 totaled $119,805 and $211,222, respectively.

Pursuant to the Series H Convertible Preferred Stock Purchase Agreement (the “Series H Purchase Agreement”), the Series H Stock was convertible, at the option of the holder, on the trading day following the date of Wave’s 2003 annual meeting of stockholders in which stockholders would vote on the proposal to approve the issuance of shares of Class A Common Stock in excess of 19.99% of the number of shares of Class A Common Stock outstanding prior to April 30, 2003, upon the conversion and exercise of shares of Series H Convertible Preferred Stock and the related Warrants.  The Series H Stock was initially convertible into 7,217,105 shares of Wave’s Class A Common Stock at an initial conversion price of $0.76 per share. The excess of the estimated aggregate fair value of the Series H Stock upon conversion over the proceeds of the Series H Stock has been calculated as follows:

Class A Common Shares if converted	7,217,105
Closing price on April 30, 2003	$0.98
Aggregate fair value upon conversion	$7,072,763
Gross Proceeds of Series H Stock	5,485,000
Excess fair value upon conversion	$1,587,763

Also pursuant to the Series H Purchase Agreement, in the event of any stock split of the outstanding Class A Common Stock by Wave, the conversion price of any Series H Stock outstanding at the time of any such stock splits, would have been proportionately decreased.  Conversely, the conversion price of any Series H Stock outstanding would have been proportionately increased if Wave combined the outstanding Class A Common Stock.  Also, in the event Wave issued stock dividends, the conversion price would have been adjusted so that the holders of any Series H Stock outstanding at the time of any such stock dividend would have received upon conversion thereof, the number of additional shares of Class A Common Stock they would have received had their Series H Stock been converted into Class A Common Stock beforehand.  Proportional adjustments would also be made to the conversion price upon reclassifications, exchanges or substitutions of the Class A Common Stock.  If Wave sold additional shares of Class A Common Stock or its equivalent during such time that that any Series H Stock was outstanding, at a price per share less than the then current conversion price, such conversion price would have been adjusted using a weighted average basis for adjustment. The Series H Stock carried a mandatory conversion provision whereby if no sooner than 90 days from the effective date of a registration statement for shares of Class A Common Stock convertible or exercisable in connection with the Series H Stock, the closing bid price of Wave’s Class A Common Stock exceeded $1.90 for 15 of 20 consecutive trading days, the Series H Stock and any dividends accrued thereon, would have been automatically converted into Class A Common Stock at the conversion price.

The terms of the Series H Stock included a redemption provision which allowed the holders to require Wave to redeem all, or a portion of their shares, in the event of, among other things, the consolidation or merger of Wave into another company and/or the acquisition of more than 50% of Wave’s total assets or common stock. In addition, certain triggering events would have given the holders of the Series H Stock the right to redeem the Series H Stock for 120% of the liquidation preference amount plus any accrued and unpaid dividends.  These triggering events included the lapsing of the effectiveness of the registration statement filed on behalf of the holders of the Series H Stock, the suspension from listing on a stock exchange, quotation system or market for a period of five (5) consecutive days or Wave’s failure to comply with any representation, warranty or covenant of the Series H Stock purchase agreements which would have a material adverse effect on the holders of the Series H Stock.

As part of the transaction, Wave issued to the investors warrants to purchase shares of Class A Common Stock, with an initial exercise price of $1.13 per share and a five (5) year life (the “Series H Warrants” and, together with Series H Stock, the “Series H Securities”). Initially, the Series H Warrants were exercisable for a total of 3,608,558 shares of Class A Common Stock on the trading day following the date of Wave’s 2003 annual meeting of stockholders.  The number of shares of Class A Common Stock issuable pursuant to the Series H Warrants and the exercise price of the Series H Warrants are adjustable proportionately for stock splits, reverse stock splits, stock dividends and other distributions or reclassifications of Wave’s Class A Common Stock, subject to certain conditions. No sooner than eighteen (18) months after the issuance of the Series H Warrants, Wave may call any outstanding Series H Warrants if the market value of its Class A Common Stock exceeds 250% of $1.13 (subject to adjustment pursuant to the terms of the Series H Warrants) for a minimum of fifteen (15) business days during any twenty (20) consecutive business day period.  If exercised in full, the original Series H Warrants would have generated up to an additional $4,077,671, at the initial exercise price.

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

The fair value of the Series H Stock was calculated as the number of shares of Class A Common Stock that the Series H Stock is convertible into, multiplied by the closing price of Wave’s Class A Common Stock on Nasdaq on the closing date of this financing.  The value of the beneficial conversion feature was calculated by multiplying the number of Class A Common shares that the Series H Stock was convertible into by the intrinsic value per share, which was calculated as the closing price of Wave’s Class A Common Stock on Nasdaq as of April 30, 2003 less the effective conversion price of the Series H Stock.  The beneficial conversion feature and warrant discount were accreted as a dividend on a straight line basis, which approximated the effective yield over the period from the date of issuance through the trading day following Wave’s annual meeting of stockholders in which stockholders would vote on the proposal to approve the issuance of shares of Class A Common Stock in excess of 19.99% of the number of shares of Class A Common Stock outstanding prior to April 30, 2003, upon the conversion and exercise of shares of Series H Stock and the related Warrants, which was initially scheduled for August 27, 2003 and then amended on August 11, 2003 to be held by November 17, 2003.

During September 2003 the terms of the Series H Purchase Agreement and other documents governing the Series H Stock and the Series H Warrants were modified, pursuant to a letter agreement and waiver (collectively the “Waiver”) whereby, each holder that executed the Waiver was required to convert their Series H Stock on the effective date of the Waiver and agreed to allow Wave to reduce their Series H Warrant shares by the holders’ proportion of a 900,000 reduction in the total number of Series H Warrant shares.  This allowed the holders of the Series H Securities to convert and exercise their Series H Securities prior to the shareholder vote to approve or disapprove the issuance of shares because it was no longer in excess of 19.99% of the Class A Common Stock outstanding before the issuance of the Series H Securities.  In the absence of these Waivers, any such conversion or exercise prior to the shareholder vote would have violated Nasdaq listing requirements.  Also, pursuant to the Waiver, the exercise price of the Series H Warrants was reduced from $1.13 to $1.00 for the holders that signed the Waiver.  Also, certain provisions of the Series H Stock Agreement that required adjustment of the conversion and exercise prices of the Series H Stock and related warrants were eliminated and the rights of first refusal in favor of the holders of Series H Stock that provided the holders of the Series H Stock the right to subscribe for certain equity securities issued by Wave in its future financings were modified to provide that such rights only apply to Wave’s next financing and that the amount any such holder could invest in such financing cannot exceed the amount invested by such holder in the original Series H financing.

During September 2003 five hundred eight and one half (508.5) shares of Series H Stock were converted into 6,690,788 shares of Class A Common Stock.  In addition, Series H Warrants were exercised for 2,349,418 shares of Class A Common Stock, yielding net proceeds to Wave of $2,323,445.  As of September 30, 2003, the balance of the Series H stock, net of all discounts, consisted of the following:

Gross offering proceeds	$5,485,000
Fees and Commissions deducted from proceeds	(704,461)
Net Cash proceeds	4,780,539
Placement agent warrants	(315,969)
Net Series H Stock after all fees	4,464,570
Additional Discounts:
Series H Warrants	(1,561,424)
Beneficial Conversion Feature (BCF)	(2,903,146)
Total Additional Discounts	(4,464,570)
Net Series H Stock after allocations	—
Accretion of Discounts:
Placement agent warrants	315,969
Fees paid or deducted from proceeds in cash	704,461
Series H Warrants	1,561,424
BCF	2,903,146
Total Accretion of Discounts	5,485,000
Preferred Stock value as of September 30, 2003	5,485,000
Conversion of 508.5 shares of Series H Stock	(5,085,000)
Balance as of September 30, 2003	$400,000

The registration statement that Wave filed with the Securities and Exchange Commission covering the resale of the shares of Wave’s Class A Common Stock issuable upon conversion or exercise of the Series H Stock and the Series H Warrants was declared effective by the Securities and Exchange Commission on August 24, 2003.

4.         Development Contract with SSP Solutions, Inc.

In October 2000, Wave entered into a $10 million comprehensive development agreement with BIZ Interactive Zone, Inc. to integrate Wave’s EMBASSY Trusted Client technology into BIZ’s suite of products for deployment into 5 million digital set top boxes and integrated gateway products such as cable and DSL modems.  In May of 2001, the development agreement was amended whereby, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment.  In addition, SSP agreed to place with Wave an open $5 million purchase order for EMBASSY products.  Payment terms of the agreement provided that SSP make payments of $277,778 per month for eighteen months.  In addition, the parties agreed that in the event that SSP failed to pay any monthly instalment within 30 days of receiving written notice by Wave that it was in default, the unpaid portion of the installment would automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP to be determined by dividing the unpaid amount by the fair market value of SSP common stock.  As the contract was for a discrete project to integrate our technology with the SSP platform, revenue under the development services agreement had been recognized on a percentage of completion basis in accordance with SOP 97-2 as it relates to contract accounting under SOP 81-1.  Percentage complete was determined based upon the actual costs incurred compared to the total estimated costs to complete, limited to cash received and milestones accomplished.  Milestones included specific software development objectives that had to be accepted by SSP.

As of December 31, 2001, Wave had received $555,556 in cash and had not exercised any stock appreciation rights.  Wave recognized approximately $358,000 in revenue under the development agreement at December 31, 2001 under the percentage of completion method of accounting.

Effective January 29, 2002, due to a refocus of SSP’s development efforts, SSP formally requested Wave to suspend work on the Linux project.  SSP further requested Wave to agree to (i) amend the existing contract, (ii) identify any balance of development budget left from the Linux project commitment and (iii) formally estimate the costs to complete two other projects that SSP would like Wave to focus upon.  At that time, Wave had ceased all work relating to SSP and recognized the remaining non-refundable cash received, $198,000 during the quarter ended March 31, 2002.  Revenue was recognized under the percentage of completion method of accounting.

On September 30, 2002 Wave and SSP executed a Termination Agreement and Mutual Release whereby Wave was issued an additional 1,600,000 shares of SSP common stock and a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000 (the “Note”) as a fee for the termination by SSP of the contract.  The Note was convertible into SSP common stock at the rate of $1.35, and was subject to adjustments for anti-dilution stock splits, stock dividends, reclassifications, reorganizations and the like. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended.  The shares that Wave received were recorded on the its balance sheet at estimated fair value based on the average closing price of the shares on the Nasdaq national exchange for the period from the two trading days before to the two trading days after the date of issuance of the shares, or $1.05 per share, for an aggregate value of $1,680,000.  A termination fee of $1,680,000 was recognized in Wave’s statement of operations in connection with this transaction during the third quarter of 2002 as other income.  On December 13, 2002 SSP exercised its right to convert the Note into 200,000 shares of SSP common stock.  The 200,000 shares that Wave received from the Note conversion were initially recorded on the balance sheet at $0.69 per share, for an aggregate value of $138,000.

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

During 2002, SSP issued Wave an additional 1,800,000 shares of common stock in connection with the cancellation of a development agreement between the two parties and the conversion of the Note.  Wave has accounted for its investment in SSP as non-current marketable equity securities available for sale. Unrealized holding gains and losses on these securities are recorded in other comprehensive income in stockholders’ equity, unless the unrealized loss in the investment is deemed to be other than temporary, whereby the decline in value is recognized as a realized loss in Wave’s statement of operations.  Wave recognized other than temporary unrealized losses of $0 and $5,892,315 in its statements of operations for three months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, Wave recognized other than temporary unrealized losses of $0 and $9,277,219, respectively.  As of September 30, 2003 Wave held 4,785,583 common shares of SSP valued at $5,311,997 and as of December 31, 2002 Wave held 4,883,083 common shares of SSP valued at $2,881,016.  Wave recorded an unrealized gain on its investment in SSP of $2,488,506 as other comprehensive income in stockholders’ equity for the nine months ended September 30, 2003.

6.         WaveXpress:

In April 1999, Wave joined with Sarnoff Corporation (“Sarnoff”) to form a joint venture, WaveXpress.  WaveXpress develops secure data broadcast architecture, infrastructure and content services.  On October 15, 1999, Wave and Sarnoff signed a Joint Venture Agreement, which formally established WaveXpress.  Under this agreement, Sarnoff and its affiliates received a 40% equity stake in WaveXpress.  Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  The affiliates of Wave included Peter and Steven Sprague, the former Chairman and Chief Executive Officer of Wave, respectively, certain members of the Board of Directors of Wave and certain employees.

Wave has funded WaveXpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 1% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of WaveXpress at varying prices per share.  Through September 30, 2003, Wave had provided approximately $36.5 million in funds to WaveXpress, including approximately $4.9 million in accrued interest.  This amount includes approximately $9.5 million that automatically converted into 1,826,570 additional shares of WaveXpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of September 30, 2003, Wave owned 69% of WaveXpress while Sarnoff owned 26%.  The equity interests of Wave, Sarnoff and all other WaveXpress shareholders including the affiliates referred to above and the WaveXpress stock option pool, assuming all of Wave’s and Sarnoff’s convertible securities are converted and warrants are exercised, would be approximately 86%, 6% and 8%, respectively.  None of the minority shareholders have provided or are obligated to provide funding to WaveXpress.  Accordingly, the financial statements of WaveXpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in WaveXpress in the consolidated financial statements and therefore has reflected 100% of WaveXpress’ balance sheet and operating results in its consolidated financial statements.  WaveXpress’ net losses included in Wave’s consolidated financial statements are $0.9 million and $1.3 million for the quarters ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, WaveXpress’ net losses included in Wave’s consolidated financial statements are $2.9 million compared to a net loss of $5.5 million for the nine months ended September 30, 2002.

7.         Loans Receivable from Officers

Prior to the enactment of the Sarbanes-Oxley Act of 2002, Wave had made loans to certain of its officers. Some of the loans were extended beyond their original terms by one year.  These loans and the extensions thereon, were granted to the officers, prior to the enactment of the Sarbanes-Oxley Act of 2002, to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares.  The loans were granted as a means to mitigate a potential unfavorable impact to Wave’s share price as a result of the officers selling large blocks of shares. The officer loans consist of the following:

On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bore interest at a rate per annum equal to 1% over the prime interest rate.  Interest on the loan accrued monthly and was payable at maturity.  The terms of the loan were substantially equivalent to market terms at that time.  The due date of the demand note was subsequently extended until March 26, 2003.  As of March 26, 2003 the loan balance, including accrued interest thereon was $281,399.  On March 27, 2003, the Compensation Committee approved a bonus in an amount equal to Mr. Feeney’s obligations with respect to such loan and accrued interest.  Proceeds of this bonus have been used to repay the loan and all interest accrued on such loan. The bonus was granted during the year so that Mr. Feeney could repay his loan, rather than at fiscal year end when bonuses are usually awarded.  The factors used in granting this extraordinary bonus were the amount of the loan, the ability to repay the loan and the impact that non-repayment of the loan would have on Mr. Feeney’s abilities to fulfill his duties for Wave.  Wave no longer intends to award bonuses to executive officers or directors in order for them to repay outstanding loans because there are no outstanding loans to any current executive officers or directors and the Sarbanes-Oxley Act of 2002 prohibits any future such loans.  The largest aggregate amount outstanding with respect to indebtedness of Mr. Feeney during the nine months ended September 30, 2003 was $281,399.  Wave intends to take this bonus into account when considering future bonus awards to Mr. Feeney

Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, former Chairman of Wave evidenced by demand notes for $713,320 dated February 27, 2001, $184,500 dated July 25, 2001 and $164,000 dated September 5, 2001 for a total of $1,062,000.  These demand notes carried terms of one year and bore interest at a rate per annum equal to 1% over the prime rate of interest.  Interest on the loans accrued monthly and was payable at maturity.  The terms of the loans were substantially equivalent to market terms at that time. Two of the loans in the amount of $713,320 and $184,500 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates, prior to the enactment of the Sarbanes-Oxley Act of 2002.  The remaining loan that had an original face value of $164,319, the balance of which was $174,391 including accrued interest, came due in September 2002.  On November 12, 2002, the Compensation Committee approved the payment of a bonus that Mr. Sprague used to repay the $164,319 balance of the note plus accrued interest of $10,072.  This bonus was granted during the year so that Mr. Sprague could repay his loan, rather than at fiscal year end when bonuses are usually awarded.  This bonus was awarded based on the same factors as the bonus awarded to Mr. Feeney.  Wave had recorded a reserve for uncollectibility for 100% of the loans that were outstanding as of December 31, 2002, which totaled $999,518, because the Company had determined that there was substantial doubt as to Mr. Sprague’s ability to repay the loans.  Mr. Sprague resigned as Chairman of Wave as of March 31, 2003 and was appointed Chairman and Chief Executive Officer of WaveXpress.  As of August 14, 2003, Mr. Sprague repaid the entire balance outstanding as of that date of $1,028,087, consisting of $897,820 in original principal and $130,267 in interest from origination through the date of repayment.  Accordingly, Wave reversed the reserve previously established in the amount of $999,518 and recorded interest income of $28,569 in its Statement of Operations for the nine month period ended September 30, 2003.

As a result of the transactions described above all loans to officers were paid in full as of September 30, 2003.  Loans receivable from officers were $1,277,860 with a reserve of $999,518 for a net balance of $278,342 as of December 31, 2002.

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

The following table shows Wave’s pro forma net loss and loss per share if the company had accounted for stock options under SFAS No. 123 for the quarter and nine months ended September 30:

	Three Months ended		Nine Months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net loss – as reported	$(5,497,159)	$(12,649,493)	$(15,285,075)	$(33,581,403)
Net loss – pro-forma	(6,350,516)	(14,102,659)	(17,386,531)	(38,621,043)
Net loss to common shareholders – as reported	(8,313,755)	(12,649,493)	(20,981,293)	(33,581,403)
Net loss to common shareholders – pro-forma	(9,167,112)	(14,102,659)	(23,082,749)	(38,621,043)
Loss per common share – as reported	(0.15)	(0.24)	(0.40)	(0.66)
Loss per common share – pro-forma	$(0.17)	$(0.27)	$(0.44)	$(0.76)

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

Wave also recorded a charge of approximately $488,000 in the quarter ended March 31, 2002, relating to a payment made to a former supplier as a settlement for a demand for arbitration filed against Wave.  The arbitration arose out of a claim that Wave had breached a contract with the supplier to purchase computer components to be incorporated into an Internet security device produced by Wave.  The total settlement payment made by Wave was for $688,000, of which $200,000 was accrued for as of December 31, 2001.  This charge is included in “selling, general and administrative expense” for the nine months ended September 30, 2002.

10.       Segment Reporting

Wave’s products include the Wave EMBASSY® Trusted Platform and Services and WaveXpress Data Broadcasting Products and Services.  These products and services constitute Wave’s reportable segments.  Net Losses for reportable segments exclude interest income, interest expense, equity in losses of equity method investees and realized gains on marketable securities.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s management.

The following sets forth reportable segment data (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Operating Revenues:
EMBASSY® Trusted Client Platform and Services	$48,158	$69,845	$84,944	$393,252
WaveXpress Data Broadcasting	31,970	—	45,315	—
Total Operating Revenues	80,128	69,845	130,259	393,252
(Net Loss):
EMBASSY® Trusted Client Platform and Services	(4,609,310)	(7,263,321)	(13,473,600)	(20,962,995)
WaveXpress Data Broadcasting	(897,743)	(1,273,167)	(2,924,839)	(5,428,907)
Total Segments Net Loss	(5,507,053)	(8,536,488)	(16,398,439)	(26,391,902)
Interest Income	9,894	99,310	66,579	407,718
Recovery of Note Receivable	—	—	999,518	—
Loss for Other than Temporary Decline in Marketable Equity Securities	—	(5,892,315)	—	(9,277,219)

Fee on termination of development contract	—	1,680,000		1,680,000
Realized Loss on Sale of Marketable Securities	—	—	(5,103)	—
Other Income	—	—	52,370	—
Net Loss	(5,497,159)	(12,649,493)	(15,285,075)	(33,581,403)
Depreciation and Amortization Expense:
EMBASSY® Trusted Client Platform and Services (1)	215,912	227,298	644,909	1,126,887
WaveXpress Data Broadcasting	64,176	105,765	254,456	331,980
Total Depreciation and Amortization Expense	280,088	333,063	899,365	1,458,867
Capital Expenditures:
EMBASSY® Trusted Client Platform and Services	116,104	30,423	536,652	1,001,843
WaveXpress Data Broadcasting	16,119	—	39,818	66,113
Total Capital Expenditures	132,223	30,423	576,470	1,067,956

	As of
	September 30, 2003	December 31, 2002
Assets:
EMBASSY® Trusted Client Platform and Services	13,900,133	17,560,523
WaveXpress Data Broadcasting	369,678	648,849
Total Assets	14,269,811	$18,209,372

11.          Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS No. 149 is effective prospectively for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003.  The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.  In addition, paragraphs 7 (a) and 23 (a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003.  The adoption of this Statement is not expected to have a material impact on Wave’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variation inversely related to changes in the fair value of the issuer’s equity shares.  SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have any impact on Wave’s financial position or results of operations.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

Wave develops, produces and markets hardware and software based digital security products for hardware-based trusted computing platforms including trusted computing applications and services that are compliant with the specifications of the Trusted Computing Group (“TCG”).  TCG is an industry standards body, comprised of computer and device manufacturers, software vendors and others whose purpose is to develop define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, across multiple platforms, peripherals, and devices. A hardware-based trusted computing platform is one that uses a semiconductor device, known as a Trusted Platform Module (“TPM”) to serve as a “root of trust” for protected activities (a “Trusted Platform”).  The TPM is a hardware chip that is separate from the platform’s main CPU(s) that enables secure storage of files and other digital secrets, and performs critical security functions such as generating and protecting “cryptographic keys”, which are secret codes used to decipher encrypted or coded data.

Prior to the formation of the TCG, Wave developed its pioneering EMBASSY (EMBedded Application Security SYstem) Trust System, in support of trusted computing.  The EMBASSY Trust System is a combination of client hardware consisting of the EMBASSY 2100 security chip (the “EMBASSY chip”); and software consisting of the Trust Assurance Network (“TAN), a back-office infrastructure that manages its security functions.  More recently, Wave has begun developing a set of trusted applications known as the EMBASSY Trust Suite to work with various other chip manufacturers’ TCG compliant TMP’s.  An EMBASSY chip or TPM can be used to securely store a user’s personal information such as usernames, passwords, personal identification numbers, credit card information and personal information such as social security number, name and address, and perform other security functions in a Trusted Platform.

Our Products

Wave’s current products consist of the EMBASSY Trust System , the EMBASSY Trust Suite, eSign digital signature and electronic document management products and its TVTonic digital content distribution products.

Products that make up the EMBASSY Trust System include hardware and software.  The hardware products that make up this product group are the EMBASSY 2100 security chip, and secure user input devices such as EMBASSY Smart Card Readers and EMBASSY Smart Card Reader Keyboards.  These devices are being marketed to government, military and financial services markets.  The software products included in this product group are the Trust Assurance Network, which is the back office security infrastructure of the EMBASSY Trust System, Assistant; a client interface that allows the user to enter and store securely, their personal and financial data, personal identification numbers, passwords, digital certificates and other information that requires security, Cyber-Comm Applet; a secure French banking application that runs on an EMBASSY chip and FINREAD; a JAVA interface for online transactions.  Costs for planned further development activities to complete these products are expected to be approximately $150,000.

The EMBASSY Trust Suite is a set of secure services or applications that enable accelerated functionality and user value to the TPM.  These products include Document Manager Vault, Private Information Manager (PIM), SmartSignature, Attestation Credential Manager (ACM) and Key Transfer Manager (KTM). Document Manager Vault provides document encryption, decryption and client side storage of documents. The vault, which integrates with Microsoft Office secures documents against unauthorized users and hackers.  PIM uses the TPM to securely store user information such as user names, passwords, credit card numbers and other personal information.  It retrieves login information to efficiently fill in web forms and web login information.  Data stored using the PIM utilizes the security of the TPM to protect against unauthorized access.  SmartSignature is a digital signing application that utilizes the signing keys generated by the TPM.  The ACM works with any application to insure that it is interacting with a trusted platform.  This is a critical function for managing Trusted Platforms.  The KTM is a server application capable of securely storing and/or migrating TCG-specific keys from one TPM enabled system to another according to various security policies defined on the server.  KTM allows an IT manager to provide services to individual TPM users such as recovery services in the event of system malfunctions.  Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to exceed $8,000,000.

Wave’s eSign digital signature and electronic document management products include four core applications: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0 is a digital signature application that connects signers and institutions – banks, insurance companies, enterprises etc. – through a legally binding digital signature.  SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked. SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods.  SmartSignature Version 3.0 and SmartSAFE Version 3.0 were commercially released in the first quarter of 2003.  SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed in January 2003.  These products are currently undergoing modifications for additional features and functionality.  The anticipated cost of these additional features and functionality is expected to be approximately $200,000.

Wave offers its content distribution products through WaveXpress, , a joint venture between Wave and Sarnoff.  WaveXpress’ TVTonic software is designed to offer cable television multiple service operators (“MSOs”) a complete solution for implementing IP Multicast.  TVTonic, which consists of a customized browser that allows a user to view and manage rich digital content, server applications that broadcast this content to the users, and administrative functions used for billing and tracking of usage, is being actively marketed to MSOs.  Wave believes the benefits of these products to MSOs include: new incremental revenue streams from dormant, underutilized and off-peak bandwidth, service bundling opportunities, flexible content and pricing offerings, security and an advanced consumer experience.  The product has been released on a trial basis to internet users, however significant development is planned for the product to add additional features and functionality. In addition, Wave has begun expanding the marketing of this product to enterprises as a solution to distribute digital video content over any IP network to select users.  The anticipated cost of these additional features and functionality is expected to exceed $2,000,000.

As of September 30, 2003, Wave owned 69% of WaveXpress while Sarnoff owned 26%. The equity interests of Wave, Sarnoff and all other WaveXpress shareholders, assuming all of Wave’s and Sarnoff’s convertible securities are converted and warrants are exercised and all WaveXpress’ employee stock options are exercised , would be approximately 85%, 7% and 8%, respectively.

Our Market

Software has traditionally secured critical information on networks and computer platforms and allowed for user access to various applications.  However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a network or platform.  Because of these persistent security concerns there is a need in the computer industry for the development and deployment of a more robust and reliable security infrastructure to guard against these persistent security risks.  The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices.  The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating a self-contained “lock-box” of security tolls within the computer itself, will the information stored on the platform be truly secure.  Wave is seeking to become a leader in hardware based digital security and e-commerce technology.  Because Wave has been a pioneer in developing hardware-based Trusted Platforms, it is distinctively positioned to leverage this unique knowledge of developing applications that take advantage of Trusted Computing hardware and critical services for managing trusted hardware-based infrastructures.

Because hardware-based trusted computing involves a new approach to conducting business and exchanging information using computer systems, as it will require that traditional software-based security be replaced with next generation hardware-based security, intensive marketing and sales efforts have been and will continue to be necessary in order to generate demand for products using Wave’s technology, and to ensure that Wave’s solution is accepted in this emerging market.

R&D

Wave is a development stage company and has realized minimal operating revenues since its inception.  At September 30, 2003, Wave had an accumulated deficit of approximately $248 million.  Wave has made a substantial investment in research and development including $1.6 million and $5.8 million for the quarter and nine month periods ended September 30, 2003, respectively, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2002, 2001 and 2000, Wave spent approximately $12.0 million, $17.7 million and $20.9 million, respectively, on research and development activities (which amounts include the value of stock issued).  In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997.  From its inception in February 1988 through September 30, 2003, Wave has spent approximately $89.8 million on research and development activities.

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

Accounting for Preferred Stock – Preferred Stock is accounted for in accordance with SFAS No. 129 as it pertains to liquidation preference of preferred stock and redeemable stock.  In addition, Wave follows the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) 98-5 and EITF 00-27 in accounting for convertible preferred stock, whereby the proceeds from issuance are first allocated to the convertible instrument and any detachable instruments, such as warrants, on a relative fair valued basis.  Any beneficial conversion feature associated with convertible preferred stock is calculated as the intrinsic value of the embedded conversion feature based upon an effective conversion price on the convertible instrument.

With respect to the Series H Stock that Wave issued on April 30, 2003, Wave utilized the Black Scholes option pricing model to calculate the fair value of warrants in connection with such issuance with the following assumptions:

Expected Life in years	5
Interest rate	3.0%
Volatility	112.8%
Dividend yield	0%

The fair value of the Series H Stock was calculated as the number of shares of Class A Common Stock that the Series H Stock is convertible into, multiplied by the closing price of Wave’s Class A Common Stock on Nasdaq on the closing date of this financing.  The value of the beneficial conversion feature was calculated by multiplying the number of Class A Common shares that the Series H Stock is convertible into by the intrinsic value per share, which was calculated as the closing price of Wave’s Class A Common Stock on Nasdaq as of April 30, 2003 less the effective conversion price of the Series H Stock.  The beneficial conversion feature and warrant discount were accreted as a dividend on a straight line basis, which approximates the effective yield over the period from the date of issuance through the trading day following Wave’s then scheduled annual meeting.  The factors and assumptions used in determining the values of these various elements as described above were subject to management’s judgment.

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

Results of Operations

Three Months Ended September 30, 2003 and 2002

For the three months ended September 30, 2003, Wave had revenues of $80,128 that were derived primarily from service and license contracts.  For the three months ended September 30, 2002, revenues were $69,845 derived primarily from sales of EMBASSY 2100 chips and devices and service contracts.

The table below sets forth the components that make up the revenue for the quarters ended September 30:

	2003	2002	Increase/(Decrease)	% Change
Product	$95	$21,925	$(21,830)	(99)%
Services	40,563	40,948	(385)	(1)%
Licensing and Other	39,470	6,972	32,498	466%
Total Net Revenues	$80,128	$69,845	$10,283	15%

Cost of sales for the three months ended September 30, 2003, was $30,874 compared with $25,300 for the same period in 2002.  The 22% decrease in costs of sales was due to the increase in revenue during the September 30, 2003 quarter versus the prior year as shown in the table above.

Selling, general and administrative expenses for the three months ended September 30, 2003 were $2,831,799 as compared to $5,147,298 for the comparable period of 2002, a decrease of 45%.  The decrease was due in large part to decreases in salary and benefit costs totaling approximately $976,000 associated with headcount reductions, reductions in consulting and professional fees expenses totaling approximately $204,000, travel and entertainment expense reductions of approximately $94,000 and telecommunications expenses were reduced by approximately $54,000.  The headcount reductions were made primarily in the areas of product marketing, sales, operations and administrative and support areas within Wave where it was possible to consolidate and restructure certain functions.  Wave also reduced software license and maintenance fees by approximately $54,000.  In addition, Wave decreased trade show expenses by approximately $142,000 by attending fewer trade shows and reduced other outside marketing expenses by approximately $681,000.  WaveXpress’ selling, general and administrative expenses were $475,518 and $674,344 for the quarters ended September 30, 2003 and 2002, respectively.  This 29% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above.

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

Research and development expenses for the three months ended September 30, 2003 were $1,610,066, as compared to $2,768,094 for the comparable period of 2002, a decrease of 42%.  This decrease was attributable to reductions in salaries, and fringe benefit expenditures of $772,000 associated with headcount reductions as Wave continued to scale back its research and development efforts throughout 2003.  In addition, Wave reduced rent expense for its R&D facilities by approximately $173,000.  Additionally, software license expense was reduced by approximately $41,000.  WaveXpress’ research and development expenditures included in the above were $436,766 and $598,823 for the quarters ended September 30, 2003 and 2002, respectively. This 27% decrease was also due to the factors that are referred to in the discussions above.

For the quarter-ended September 30, 2003, Wave recorded a reserve of approximately $1,114,000, representing the value of its EMBASSY 2100 chips held in inventory.  This charge was taken because of the amount of time that continues to elapse without any substantial sales of this inventory coupled with the emergence within the trusted computing market towards TCG compliant chips that have less functionality than the EMBASSY 2100 chips, but which the marketplace is more readily accepting, at this stage in the development of the trusted computing market.  While Wave continues to actively pursue business opportunities for EMBASSY 2100 chips, the sales cycle for these chips if any, is further into the future, raising greater uncertainty about the recoverability of the value of this inventory.  Accordingly, Wave has recorded a full reserve against the value of this inventory and recorded the charge as a separate item in its Statement of Operations rather than as an element of cost of goods sold since there have been no substantial sales of these products.

For the quarter-ended September 30, 2002, Wave took a charge for an “other than temporary decline” in the value of its investment in SSP of $5,892,315.  This charge was taken because it was determined that an other than temporary decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects.  The amount was calculated as the difference between the investment’s previously adjusted cost basis versus its fair value based on the closing price of SSP as of September 30, 2002 on the Nasdaq national exchange.  There were no such charges for declines in the market value of investments for the quarter ended September 30, 2003.  As of September 30, 2003, Wave reports an unrealized gain on its investment in SSP of $2,488,506 to reflect the increase in SSP’s share price since December 31, 2002.  This amount is included as a separate component in stockholder’s equity as other comprehensive income.

Interest income for the three months ended September 30, 2003 was $9,894 as compared to $99,310 for the comparable period of 2002.  The decrease in interest income is primarily attributable to a decrease in interest-bearing assets and a decrease in interest rates earned on those investments compared with the same period in 2002.

For the quarter ended September 30, 2003, Wave recorded accrued dividends on its Series H Stock in the amount of $119,805 plus accretion of discount on such preferred stock of $2,696,791 for total dividends on preferred stock of $2,816,596. (See Note 3 to the Financial Statements)

Due to the reasons set forth above, our net loss to common stockholders for the three months ended September 30, 2003 was $8,313,755 as compared to $12,649,493 for the comparable period of 2002.

Nine months Ended September 30, 2003 and 2002

For the nine months ended September 30, 2003, Wave had revenues of $130,259 comprised of services, licensing and other revenues.  For the nine months ended September 30, 2002, revenues were $393,252 comprised of service contract revenue of $259,413 and product revenues of $121,922.

The table below sets forth the components that make up the revenue for the nine months ended September 30:

	2003	2002	Increase/(Decrease)	% Change
Product	1,433	121,922	(120,489)	(99)%
Services	65,344	259,413	(194,069)	(75)%
Licensing and Other	63,482	11,917	51,565	432%
Total Net Revenues	130,259	393,252	(262,993)	(67)%

The service contract revenue for the nine months ended September 30, 2002 was derived primarily from a development contract with SSP, a shareholder of Wave.  During the prior year nine-month period ended September 30, Wave owned approximately 14.95% of SSP; and presently owns approximately 19.8% of SSP.  Of the total revenue recognized in the nine months ended September 30, 2002, $196,603 was in connection with the SSP development contract.  Work under this contract was suspended during the first quarter of 2002, and the contract was formally terminated pursuant to a settlement reached on September 30, 2002, in which Wave was issued 1,600,000 additional shares of SSP common stock and a convertible note with a face value of $270,000 that was converted into 200,000 additional common shares of SSP (See Part I, Financial Statements, Note 5).  Product revenue for the nine months ended September 30, 2003 was derived from sales of EMBASSY chips.

Cost of goods sold for the nine months ended September 30, 2003 totaled $40,048. This compares with total cost of goods sold for the nine months ended September 30, 2002 of $172,799.  The 77% decrease in cost of goods sold was due to the decrease in revenue during the nine-month period ended September 30, 2003 versus the same period in the prior year.

Selling, general and administrative expense for the nine months ended September 30, 2003 were $9,535,085 as compared to $15,274,063 for the comparable period of 2002, a decrease of 38%.  The decrease was consistent with the decrease in the quarter ended September 30, 2003 versus the prior year quarter (see above discussion), and likewise was primarily due to decreases in salary and benefit costs of approximately $2,123,000, reductions to professional fee expenses of $591,000 and related travel and entertainment cost reductions of approximately $254,000 associated with an overall headcount reduction.  In addition, reductions in trade show expenses were approximately $343,000 and public relations and marketing expenses were reduced by approximately $869,000.  The headcount reductions were made primarily in the areas of product marketing, sales, operations and administrative and support areas within Wave where it was possible to consolidate and restructure certain functions.  In addition, Wave reduced software license and maintenance agreement costs by $402,000, depreciation expense by $336,000, rent and other facility expenses by $168,000 and franchise tax expenses by $101,000.  Also, accrued litigation losses decreased by $487,000 due primarily to a charge for this amount that was recorded in the quarter ended March 31, 2002, related to a demand for arbitration brought by a former supplier against Wave.  The arbitration arose out of a claim that Wave had breached a contract with the supplier to purchase computer components to be incorporated into an Internet security device produced by Wave.  Included in the amounts listed above are WaveXpress’ selling, general and administrative expenses, which were $1,466,785 and $2,135,226 for the nine months ended September 30, 2003 and 2002, respectively.  This 31% decrease was also due to decreases in headcount in several general and administrative departments and other cost reductions that are referred to in the discussions above.  Selling, general and administrative expenses are expected to remain flat or decrease over the foreseeable future depending upon the business needs of Wave.

Research and development expenses for the nine months ended September 30, 2003 were $5,839,123 as compared to $9,040,981 for the comparable period of 2002, a decrease of 35%.  This decrease was attributable to decreases in salaries and fringe benefit expenditures of approximately $1,790,000 and consulting expense reductions of approximately $179,000.  In addition, travel and entertainment expenses were reduced by approximately $60,000 as a result of headcount reductions.  These decreases were associated with a greatly reduced development effort with respect to Wave’s integrated circuit technology and software.  The significant development activities that were completed in the year-ago nine month period ended September 30, 2002 included the EMBASSY Trust System, significant enhancements to the Wavenet commerce applications, the development of the EMBASSY 2100 security chip, the EMBASSY applet developers kit, the creation of the “Trust Assurance Network”, the development of core EMBASSY applets and WaveXpress’ digital broadcast architecture and content.  These research and development efforts have been scaled down considerably as Wave is shifting its focus more towards commercializing and marketing these products.  In addition, Wave reduced software license and maintenance costs by approximately $294,000, rent expense was reduced by $448,000, telecommunications costs were reduced by approximately $93,000 and depreciation and amortization expense was reduced by $230,000 as assets became fully depreciated and/or were written off in prior periods.  WaveXpress’ research and development expenditures included in the above were approximately $1,499,950 and $1,794,874 for the nine months ended September 30, 2003 and 2002, respectively, a decrease of 16%.  This decrease was the result of reduced employee headcount, lower consultant expenditures, travel and amortization expense of intangible assets that were subsequently written off. Wave expects development expenditures of WaveXpress to remain flat over the foreseeable future.

For the nine months ended September 30, 2003, Wave recorded a reserve of approximately $1,114,000, representing the value of its EMBASSY 2100 chips held in inventory.  This charge was taken because of the amount of time that continues to elapse without any substantial sales of this inventory coupled with the emergence within the trusted computing market towards TCG compliant chips that have less functionality than the EMBASSY 2100 chips, but which the marketplace is more readily accepting, at this stage in the development of the trusted computing market.  While Wave continues to actively pursue business opportunities for EMBASSY 2100 chips, the sales cycle for these chips if any, is further into the future, raising greater uncertainty about the recoverability of the value of this inventory.  Accordingly, Wave has recorded a full reserve against the value of this inventory and recorded the charge as a separate item in its Statement of Operations rather than as an element of cost of goods sold since there have been no substantial sales of these products.

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

For the nine months ended September 30, 2002, Wave took a charge for an “other than temporary decline” in the value of its investment in SSP of $9,277,219.  This charge was taken because it was determined that an other than temporary decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects.  The amount was calculated as the difference between the investment’s previously adjusted cost basis versus the value arrived at by taking the weighted average closing price of SSP on the Nasdaq national exchange since November 15, 2001, which was the date that

SSP indicated there was doubt about its ability to continue as a going concern in its public filings.  The investment is presented on the September 30, 2003 and December 31, 2002 balance sheets at $5,311,997 and $2,881,016, respectively, which represents the closing value of the shares on the Nasdaq national exchange on these dates.  The increase in the value of the adjusted cost basis of $2,488,506 is presented as an unrealized gain in other comprehensive income as an unrealized gain in stockholders’ equity for the nine months ended September 30, 2003.

Wave reversed the reserve previously established with respect to notes receivable from a former officer of $999,518 during the nine months ended September 30, 2003.  These loans were previously reserved for during the fourth quarter of 2002, because at the time there was substantial doubt about the ability of the borrower to repay these loans.  Subsequent to September 30, 2003, the former officer sold 500,000 shares of Wave Class A Common Stock, and was therefore able to repay the loans and all accrued interest thereon with the proceeds from such sales of Wave common stock.

Interest income for the nine months ended September 30, 2003 was $66,579 as compared to $407,718 for the same period in 2002.  This decrease was related to the decrease in interest bearing assets, and decreased rates earned on those assets during the nine-month period ended September 30, 2003 versus 2002.

For the nine months ended September 30, 2003, Wave recorded accrued dividends on its Series H Stock in the amount of $211,222 plus accretion of discount on such preferred stock of $5,485,000 for total dividends on preferred stock of $5,696,222. (See Note 3 to the Financial Statements).

Due to the reasons set forth above, our net loss to common stockholders for the nine months ended September 30, 2003 was $20,981,293 as compared to $33,581,403 for the comparable period of 2002.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of September 30, 2003, had a $248,376,603 deficit accumulated during the development stage, and stockholders’ equity of $10,928,429.  Wave has financed its operations through September 30, 2003 principally through the issuance of Class A and B Common Stock and various series’ preferred stock, for total proceeds of $214,535,000.

As of September 30, 2003, Wave had $6,010,996 in cash and cash equivalents.  As of December 31, 2002, Wave had $10,221,124 in cash and cash equivalents.  Wave had non-current marketable securities with a value of $5,311,997 as of September 30, 2003 and $2,881,016 as of December 31, 2002.  The marketable securities are marked to market in accordance with SFAS No. 115. The increase in the value of these securities was the result of the market value per share increasing from $0.59 per share as of December 31, 2002 to $1.11 per share as of September 30, 2003.  The decrease in cash and cash equivalents resulted from $14,342,862 used in operating activities, $524,048 was used for investing and $10,656,782 provided from financing activities consisting of $4,780,540 from the issuance of 548.5 shares of Series H Stock, $4,935,377 from the issuance of Class A Common Stock in connection with exercise of employee stock options and exercise of Series H Warrants and $1,135,321 in proceeds from officer loan repayments.

On April 30, 2003 the Series H Stock and the Series H Warrants to purchase Wave’s Class A Common Stock for an aggregate purchase price of $5,485,000, were issued to a group of institutional and accredited investors for aggregate proceeds of $4,780,539 net of commissions and other cash fees of $704,461, in connection with the transaction.  In addition, Wave incurred commissions of $315,969 for the fair market value of warrants granted to placement agents to purchase approximately 325,000 shares of Wave’s Class A Common Stock at $0.01.

The Series H Stock was convertible, at the option of the holder, on the trading day following the date of Wave’s 2003 annual meeting of stockholders in which stockholders would vote on the proposal to approve the issuance of shares of Class A Common Stock in excess of 19.99% of the number of shares of Class A Common Stock outstanding prior to April 30, 2003, upon the conversion and exercise of shares of the Series H Stock and the Series H Warrants, initially scheduled for August 27, 2003, and thereafter amended to be held prior to November 17, 2003.  The Series H Stock was initially convertible into 7,217,105 shares of Wave’s Class A Common Stock at an initial conversion price of $0.76 per share. In the event of any stock split of Wave’s Class A Common Stock, the conversion price of any outstanding Series H Stock at the time of any such stock splits, would have been proportionately decreased.  Conversely, the conversion price of any Series H Stock outstanding would have been proportionately increased if Wave combined the outstanding Class A Common Stock.  Also, in the event Wave issued stock dividends, the conversion price would have been adjusted so that the holders of any Series H Stock outstanding at the time of any such stock dividends would have been received upon conversion thereof, the number of additional shares of Class A Common Stock they would have received had their Series H Stock been converted into Class A Common Stock beforehand.  Proportional adjustments were also to be made to the conversion price upon reclassifications, exchanges or substitutions of the Class A Common Stock.  If Wave sold additional shares of Class A Common Stock or its equivalent at a price per share less than the then current conversion price, such conversion price would have been adjusted using a weighted average basis for adjustment. The Series H Stock carried a mandatory conversion provision whereby if the closing bid on Wave’s Class A Common Stock exceeded $1.90 for 15 of 20 consecutive trading days, the Series H Stock and any dividends accrued thereon, would be automatically converted into Class A Common Stock at the conversion price.

The terms of the Series H Stock included a redemption provision which allowed the holders to require Wave to redeem all, or a portion of their shares, in the event of, among other things, the consolidation or merger of Wave into another company and/or the acquisition of more than 50% of Wave’s total assets or common stock. In addition, certain triggering events would have given the holders of the Series H Stock the right to redeem the Series H Stock for 120% of the liquidation preference amount plus any accrued and unpaid dividends.  These triggering events included the lapsing of the effectiveness of the registration statement filed on behalf of the holders of the Series H Stock, the suspension from listing on a stock exchange, quotation system or market for a period of five (5) consecutive days or Wave’s failure to comply with any representation, warranty or covenant of the Series H Stock purchase agreements which would have a material adverse effect on the holders of the Series H Stock.

As part of the transaction, Wave issued to the investors warrants to purchase shares of Class A Common Stock, with an initial exercise price of $1.13 per share and a five-(5) year life (the “Series H Warrants”). Initially, the Series H Warrants were exercisable for a total of 3,608,558 shares of Class A Common Stock on the trading day following the date of Wave’s 2003 annual meeting of stockholders.  The number of shares of Class A Common Stock issuable pursuant to the Series H Warrants and the exercise price of the Series H Warrants are adjustable proportionately for stock splits, reverse stock splits, stock dividends and other distributions or reclassifications of Wave’s Class A Common Stock, subject to certain conditions. Wave may call up to 100% of the Series H Warrants if the market value of its Class A Common Stock exceeds 250% of $1.13 (subject to adjustment pursuant to the terms of the Series H Warrants) for a minimum of fifteen (15) business days during any twenty (20) consecutive business day period.  If exercised in full, the original Series H Warrants would have generated up to an additional $4,077,671.

During September 2003 the terms of the Series H Purchase Agreement and other documents governing the Series H Stock and the Series H Warrants were modified, pursuant to a letter agreement and waiver (collectively the “Waiver”) whereby, each holder that executed the Waiver was required to convert their Series H Stock on the effective date of the Waiver and agreed to allow Wave to reduce their Series H Warrant shares by the holders’ proportion of a 900,000 reduction in the total number of Series H Warrant shares.  This allowed the holders of the Series H Securities to convert and exercise their Series H Securities prior to the shareholder vote to approve or disapprove the issuance of shares because it was no longer in excess of 19.99% of the Class A Common Stock outstanding before the issuance of the Series H Securities.  In the absence of these Waivers, any such conversion or exercise prior to the shareholder vote would have violated Nasdaq listing requirements.  Also, pursuant to the Waiver, the exercise price of the Series H Warrants was reduced from $1.13 to $1.00 for the holders that signed the Waiver.  Also, certain provisions of the Series H Stock Agreement that required adjustment of the conversion and exercise prices of the Series H Stock and related warrants were eliminated and the rights of first refusal in favor of the holders of Series H Stock that provided the holders of the Series H Stock the right to subscribe for certain equity securities issued by Wave in its future financings were modified to provide that such rights only apply to Wave’s next financing and that the amount any such holder could invest in such financing cannot exceed the amount invested by such holder in the original Series H financing.

During September 2003 five hundred eight and one half (508.5) shares of Series H Stock were converted into 6,690,788 shares of Class A Common Stock.  In addition, Series H Warrants were exercised for 2,349,418 shares of Class A Common Stock, yielding net proceeds to Wave of $2,323,445.

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

Wave’s consolidated financial statements as of September 30, 2003 have been prepared under the assumption that we will continue as a going concern.  Wave’s independent auditors, KPMG LLP issued a report on Wave’s financial statements as of December 31, 2002 dated March 31, 2003, that included an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern.  Wave expects to continue to incur substantial additional expenses resulting in significant losses at least through the period ended December 31, 2003.  We had cash of approximately $6 million as of September 30, we expect this amount will be required to fund our operating and research and development activities into the first quarter of 2004 as we do not anticipate sufficient revenue to fund our operations over this same period.  As a result, we will need to raise additional capital in order to continue operating through the end of the first quarter of 2004 and beyond.  Considering our current available cash and our projected operating cash requirements, we anticipate that we will need $10.8 million of additional cash from a combination of revenues and other sources to satisfy our current forecasted cash flow requirements for the twelve-month period ending September 30, 2004.  In addition to raising additional capital, our operating plan for the calendar year of 2003 includes an operating expense budget that must be met in order to achieve our plan.  Should expenses be higher than forecast or if the availability of financing is less than the amount in our operating plan, Wave will not have adequate resources to fund our operations through the first quarter of 2004.

To alleviate the anticipated future cash shortfall referred to above Wave is exploring and pursuing a number of alternatives to raise capital including the sale of its $5.3 million of marketable securities and one or more commercial or strategic transactions.  Wave will also attempt to raise additional funds through the sale of Class A Common Stock or securities convertible into or exchangeable for Class A Common Stock by the end of the fiscal year, if possible.  However, as Wave has not yet attained commercial acceptance of its products and has not generated any significant operating revenue, considerable uncertainty currently exists with respect to the availability of financing from these and other sources to fund our anticipated future cash deficiencies.

Due to our current cash position, our capital needs over the next year and beyond and uncertainty as to whether we will achieve revenues sufficient to fund our operations, substantial doubt exists with respect to our ability to continue as a going concern.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Wave’s investment portfolio consists of minority equity investments in publicly traded companies.  Most predominantly, we hold 4,785,583 shares of SSP representing a 19.1% interest in SSP.  These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  These investments are inherently risky because the market for the technologies or products they have under development are typically in the early stages and may never materialize.  In addition, the values of these investments are subject to significant market price volatility.  For example, as a result of market price volatility, we experienced $11.5 million and $1.7 million in losses for the years ended December 31, 2002 and 2001, respectively, for other than temporary declines in market value.  Accordingly, the value of these securities has been written down by a total of $13.2 million through charges against earnings.  Also, our ability to sell these securities may be limited as the average daily trading volume of SSP’s shares is substantially less than our holdings.  Consequently, our investment in these shares is subject to further potential significant declines in value.  These equity securities are held for purposes other than trading.  The following table presents the change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through October 3, 2003:

	Fair Market Value (“FMV”) at the lowest closing price from January 1, 2001 through October 3, 2003	FMV as of September 30, 2003	FMV at the highest closing price from January 1, 2001 through October 3, 2003

Corporate Equities	$2,392,792	$5,311,997	$21,810,848
Percentage decrease from highest closing price	89%	76%	—
Percentage decrease from FMV as of September 30, 2003	55%	—	—

Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 55% and 89% of the fair market value of these investments as of September 30, 2003.  The amount of such hypothetical future losses in fair market value would be equal to approximately $2,922,000, $4,037,000 and $4,728,000, using hypothetical losses of 55%, 76% and 89%, respectively.

The exposure to market risk associated with interest rate-sensitive instruments is not material to Wave. Our investment portfolio consists primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.             Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures. Under new Securities and Exchange Commission regulations implementing portions of the Sarbanes-Oxley Act of 2002, our CEO and CFO are required to certify in this quarterly report their responsibility for establishing and maintaining disclosure controls and procedures designed to ensure that material information in relation to Wave is made known to them. Our CEO and CFO are also required to certify that they have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and that they have disclosed in this report any change in Wave’s internal controls over financial reporting that occurred in the period covered by this report that has materially affected, or is reasonably likely to materially affect, Wave’s internal control over financial reporting.  Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective, providing them with material information relating to Wave as required to be disclosed in the reports we file with the Commission on a timely basis.

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

PART II - OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of Security Holders

On August 27, 2003, Wave held its Annual Meeting of shareholders.  At the Annual Meeting, the shareholders voted on the following matters:

1.      The election of six directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified.  The previous board was re-elected with the following results:

DIRECTOR	FOR	WITHHELD	ABSTAIN
John E. Bagalay, Jr.	45,308,918	199,293	6,703,576
Nolan Bushnell	45,352,383	155,828	6,703,576
George Gilder	45,367,858	140,353	6,703,576
John E. McConnaughy, Jr.	45,308,918	199,293	6,703,576
Steven Sprague	45,301,858	206,353	6,703,576

2.      An amendment to the Wave’s Restated Certificate of Incorporation to in crease the number of authorized shares of Class A Common Stock that the Company is authorized to issue from 75,000,000 to 120,000,000.  The proposal was adopted with the following results: 44,682,294 affirmative votes, 672,724 negative votes and 116,302 votes withheld.

Item 6              Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.		Description of Exhibit

31.1	—	Section 302 Certification by Steven K. Sprague, President and Chief Executive Officer
31.2	—	Section 302 Certification by Gerard T. Feeney, Chief Financial Officer
32.1	—	Section 906 Certification
99.1

Form of Letter Agreement to the Series H Convertible Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave’s Form 8-K filed on September 16, 2003).

99.2		Form of Waiver to the Series H Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave’s Form 8-K filed on September 16, 2003).

(b)   Reports on Form 8-K:

Current Report on Form 8-K, filed on September 16, 2003;

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

Dated:  November 13, 2003

WAVE SYSTEMS CORP.
(Registrant)

By:	/s/ Steven K. Sprague
Name:	Steven K. Sprague
Title:	President and Chief Executive Officer

By:	/s/ Gerard T. Feeney
Name:	Gerard T. Feeney
Title:	Chief Financial Officer