Form 10-K
period 2003-12-31
WAVE SYSTEMS CORP
filed 2004-03-24
CIK 919013

Use these links to rapidly review the document
Table Of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of March 1, 2004 was $101,386,411 (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

        As of March 1, 2004 there were 67,133,415 shares of the registrant's Class A Common Stock and 205,725 shares of the registrant's Class B Common Stock outstanding.

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

PART I

Item 1. Business

        Wave Systems Corp., a development stage company, develops, produces and markets products for hardware-based digital security including security applications and services that are complementary to and compliant with the specifications of the Trusted Computing Group ("TCG"). TCG is an industry standards body, comprised of computer and device manufacturers, software vendors and others whose purpose is to develop, define and promote open industry standard specifications for embedded hardware-enabled computing products including security technologies, across multiple platforms, peripherals and devices. The current TCG specification recommends a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module ("TPM") that performs protected activities including protected storage, platform authentication, protected cryptographic processes and attestable state capabilities to provide the first level of trust for the computing platform (a "Trusted Platform"). The TPM is a hardware chip that is separate from the platform's main CPU(s) that enables secure protection of files and other digital secrets, and performs critical security functions such as generating, storing and protecting "cryptographic keys," which are secret codes used to decipher encrypted or coded data. Wave's operations to date have consisted primarily of product development; performance under contract to develop products and preliminary marketing. TCG based systems will require an evolving "eco-system" of new development tools, applications, services and infrastructures. In 2003, Wave began the market introduction of its first commercial products designed to support the emerging products that include TPM's in this marketplace. In addition, Wave is developing additional products supporting these TCG products, some of which are in the final stages of testing for market introduction in 2004.

        Prior to the formation of the TCG, Wave developed its pioneering EMBASSY (EMBedded Application Security SYstem) Trust System. The EMBASSY Trust System is a combination of client hardware consisting of the EMBASSY 2100 security chip (the "EMBASSY chip"); and software consisting of the Trust Assurance Network ("TAN"), a back-office infrastructure that manages its security functions. As the market for TPM-enabled products has developed with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications, by repurposing these product assets. More recently, Wave has developed a set of applications known as the EMBASSY Trust Suite to work with various other chip manufacturers' TCG compliant TPMs that are now available. Wave's products are unique in the fact that they support cross platform interoperability for the currently available TPM chips from National Semiconductor, Atmel, and Infineon, and have been certified for usage on TPM platforms shipped by Intel, IBM, and HP.

        Wave has not realized any significant revenues since we began our operations in 1988. While Wave was successful in signing distribution contracts with both Intel and National Semiconductor in 2003, we do not expect to begin to realize material revenues until the latter part of 2004. Revenues have been nominal in relation to our expenditures due to the highly complex nature of the technology that we are developing and the early stage nature of the market for products that utilize this technology. As a result, we have experienced a slow pattern of corporate development. As of December 31, 2003, we had working capital of approximately $12.4 million. Considering our current cash balance and Wave's projected operating cash requirements, we anticipate that we will need a minimum of $3,000,000 million of additional cash to satisfy our current forecasted cash flow requirements for the year ending December 31, 2004. As discussed above, Wave has begun market introduction of its software products for Trusted Platforms and has signed its first distribution contracts for these applications. However, due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated in calendar 2004 to fund its cash flow requirements. Given the uncertainty with respect to Wave's revenue forecast for 2004, it is likely that Wave will be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the year ending December 31, 2004. Furthermore, in the event that we are successful in executing our business plan for 2004, we will likely still be in a cash shortfall position and we will need to begin to generate sufficient sales to fund operations in future years, or we will be required to raise additional capital to continue beyond 2004. Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured additional financing and uncertainty as to whether we will achieve our sales forecast of our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

Formation of the Trusted Computing Group and introduction of TCG Compliant Products

        In April, 2003 the TCG was formed. The Promoting Founders were AMD, HP, IBM, Intel, and Microsoft, and Wave Systems was invited to join the founding group as a Contributing Member. The TCG formally accepted the initial technical specifications developed by the Trusted Computing Platform Alliance ("TCPA") for Trusted Platform Modules V1.1. TCG formally superceded the TCPA organization. The TCG has significantly expanded the industry participation in security hardware standards with membership from industry leaders for important additional platforms including cell phones, PDAs and consumer electronics.

        During 2003, several manufacturers of semiconductors for the PC industry including National Semiconductor, Atmel and Infineon were offering products that have the capability to function as TPMs that meet the TCG TPM V1.1 standard for trusted computing. In addition, PC platforms which included TPMs were announced and/or available from IBM, Intel and HP.

        The offering of these products to the PC market is an important development in the creation of the market for hardware-based computer security. As a result of this development, Wave had begun executing a strategy to enable the work it has done in developing the EMBASSY Trust System towards becoming a leading developer of software, applications and services to this market. Wave formed business relationships with some of these companies as a developer of products that will be essential to the deployment and usage of these new products, thereby creating a new revenue opportunity for Wave. Wave is providing solutions in the market which work with all available TCG compliant products today.

Products and Services

The EMBASSY Trust Suite

        The current version of the EMBASSY Trust Suite is a set of applications, tools and services that are designed to bring functionality and user value to the TPM enabled products. The EMBASSY Trust Suite includes Document Manager Vault, Private Information Manager (PIM) and SmartSignature. Document Manager Vault provides document encryption, decryption and client side storage of documents. The vault, which integrates with Microsoft Office, secures documents against unauthorized users and hackers. PIM uses the TPM to securely store user information such as user names, passwords, credit card numbers and other personal information. It retrieves login information to efficiently fill in web forms and web login information. Data stored using the PIM utilizes the security of the TPM to protect against unauthorized access. SmartSignature is a digital signing application that utilizes the signing keys generated by the TPM. Wave has released two separate versions of the EMBASSY Trust Suite: Business Edition and Professional Edition. Wave has also produced a Beta version of the Suite which includes a client version of Key Transfer Manager ("KTM") (see below), which is scheduled to be released in the first half of 2004. Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve. Current planned development costs for this product group are expected to be approximately $1,500,000 for 2004.

EMBASSY Trust Server Applications

        The EMBASSY Trust Server applications include Key Transfer Manager and Attestation Credential Manager (ACM)—essential enablers for managing and determining authenticity of Trusted Platforms. The ACM works with any application to ensure that it is interacting with a Trusted Platform. This is a critical function for attestation and management of TPM equipped devices. The KTM is a server application capable of securely backing up, storing and/or migrating TCG-specific keys from one TPM enabled system to another according to various security policies defined on the server, in a centralized fashion. KTM is being designed to allow an IT manager to provide capabilities to individual TPM users such as recovery services in the event of system malfunctions or new product availability. Both products are planned to be released for availability sometime in 2004. Current planned development costs for this product group are expected to be approximately $4,000,000 for 2004.

Digital Signature and Electronic Document Management

        On October 4, 2001 Wave acquired digital signature and electronic document management technology, SmartSignature and SmartSAFE from SignOnLine, Inc. ("SignOnLine"), a California-based company. This group or products now makes up our eSign Transaction Management Suite, also known as eTMS, which now consists of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect. SmartSignature Version 3.0 is a digital signature application that connects signers and institutions—banks, insurance companies, enterprises etc.—through a legally binding digital signature. Wave's SmartSignature is currently enabled for the support of TPMs for added security associated with user identity and signing credentials. SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked. SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents. SmartSAFE also supports archival and management of unsigned documents in virtually any format. These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods. SmartSignature Version 3.0 and SmartSAFE Version 3.0 have been completed and Wave commercially released these products in the first quarter of 2003. SmartIdentity, an optional service to verify a signer's identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed and released in January of 2003. No further development activities are planned for this product group other than routine updates. Future development will be based on specific customer opportunities. Wave will continue to allocate resources towards marketing and sales to promote these products.

The EMBASSY Trust System

        The EMBASSY Trust System is Wave's proprietary co-processor cryptographic subsystem and supporting infrastructure; a separate chip with its own processor designed to provide security functions such as hidden processing of software applications, protected storage of cryptographic keys and encrypted data, that works with client and server software applications that provide and/or manage various security functions. Products that make up the EMBASSY Trust System include hardware and software. The hardware products that make up this product group are the EMBASSY 2100 security chip (referred to above) and secure user input devices such as EMBASSY Smart Card Readers and EMBASSY Smart Card Reader Keyboards that use EMBASSY 2100 chips. These devices are being marketed to government, military and financial services markets. The software products included in this product group are the Trust Assurance Network, which is the back office security infrastructure of the EMBASSY Trust System; Assistant, a client interface that allows the user to securely enter and store, their personal and financial data, personal identification numbers, passwords, digital certificates and other information that requires security, the Cyber-Comm applet; a secure French banking application that runs on an EMBASSY chip and FINREAD; a JAVA interface for online transactions. No further development activities are planned for this product group. The primary assets of this product group have served as the basis for the development of the TCG compliant products in the EMBASSY Trust Suite and EMBASSY Trust Server applications.

Broadband Media Distribution

        Wave offers its data broadband content distribution products through Wavexpress, Inc. ("Wavexpress"), a joint venture between Wave and Sarnoff Corporation. The joint venture was established on October 15, 1999. Under the joint venture agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress. Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter Sprague; former Chairman of Wave and Steven Sprague; Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

        Wavexpress has developed a vertically integrated suite of products designed to enable the optimum broadband distribution of digital programming. Suitable media for delivery include an extensive range of file types, including video, movies and games. Wavexpress delivers files presented and assembled as rich media channels. These products are designed to provide a rich consumer experience, allow content partners to participate in the market for broadband distribution and allow enterprise customers to deliver rich content to selected users within the enterprise network. Wave believes the benefits of these products to content owners, network operators and enterprises include incremental revenue streams from content subscriptions and sales, increased consumer acquisition and retention when used as a marketing tool and cost savings over traditional distribution methods. The product has been deployed, and revenue generating enterprise and content customers have been signed.

        Planned future development expenditures are expected to approximate $2,000,000 for the year ending December 31, 2004. As of December 31, 2003, Wave owned 69% of Wavexpress and Sarnoff owned 26%.

        Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

        Wave, as well as Wavexpress, is a development stage company and has realized minimal operating revenues since our inception. For the years ended December 31, 2003, 2002, and 2001 Wave incurred losses to common shareholders of approximately $25,292,000, $43,467,000, and $48,701,000, respectively. At December 31, 2003 we had an accumulated deficit of approximately $252,686,000. There can be no assurance that we will ever be successful in achieving commercial acceptance of our products and services.

Markets and Business Strategy

        Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a network or platform. Because of these persistent security concerns, there is now a recognized need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks. The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices. The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating an authenticatable security environment within the computer itself, will the information stored on the platform be adequately secure. Wave is seeking to become a software, applications, and services leader in hardware-based digital security and e-commerce products markets. Because Wave has been a pioneer in developing hardware-based computer security systems, it is distinctively positioned to take advantage of this unique knowledge, significant technology assets, and trusted computing intellectual properties. Because hardware-based trusted computing involves a new approach to conducting business and exchanging information using computer systems, as it will require that traditional software-based security be augmented with next generation hardware-based security and an enhanced support infrastructure, intensive marketing and sales efforts have been and will continue to be necessary in order to generate demand for products using Wave's technology, and to ensure that Wave's solution is accepted in this emerging market. Our objective is to make our EMBASSY products and services the preferred applications and infrastructure for Trusted Platforms. Key components in achieving this goal include:

  Capitalizing on Information Security Industry Trends

        For 2003 and 2004 security remains one of the top industry priorities across multiple segments of the user and product value chains. This top priority is supported by increased spending budgets and high product adoption rates of new security offerings. Virtually all segments within the security markets are seeing increased focus.

        Wave believes that a key differentiator of its EMBASSY Trust Suite is that it supports cross platform interoperability, ease of use, and a robust set of development tools for TCG products. Key industry initiatives and security specifications that will require the addition of trusted hardware are moving forward in a number of platforms including Microsoft's Next Generation Secure Computing Base (NGSCB), Intel's LaGrande secure computing program, and AMD's Secure Execution Mode (SEM). Similar programs are under consideration in mobile devices such as PDAs and cell phones and consumer electronics devices.

        Wave has designed its products with features and functionality that it believes uniquely positions them to capitalize on information security industry issues and trends. Wave sees these issues and trends as follows:

  •
  Requirements to authenticate the identity of both platforms and users for access to protected resources and information

  •
  User managed security features

  •
  Major privacy concerns

  •
  Rapid development of new e-commerce business and distribution models

  •
  Lack of adequate security for e-commerce and vulnerability to attacks

  •
  Convergence of consumer electronics and PC's

  •
  Legal status of digital identities and digital signatures, including development of next generation web services which require digital signature solutions.

  •
  Increased focus on security and privacy by government entities

  •
  Rampant piracy of digital goods including music, video, software, and the need for digital goods providers to securely distribute their content and prevent theft

        Wave will continue to pursue strategic relationships with hardware manufacturers, independent software vendors, systems integrators and companies involved in the development of commerce in electronic content and services to achieve broad market acceptance of its products as a platform for security solutions and commerce performed in user devices.

  Pursue Strategic Marketing and Distribution Alliances

        We intend to expand Wave's strategic alliances with key partners that could distribute our products in enterprise, government and eventually in consumer markets, and to build upon our alliances with such industry leaders as Intel, HP, IBM and others in the PC industry. In addition, we are engaged in strategic activities with semi-conductor manufacturers National Semiconductor, Atmel and Infineon Technologies to support and/or deploy EMBASSY applications with their TCG compliant TPMs. TCG has expanded its scope to include trusted peripherals, cell phones, PDAs, and consumer elctronics devices. Wave believes its trusted computing offerings can provide significant value in these new markets and platforms, and thus, Wave is working to establish relationships with key partners in each of these markets.

  Enhancing our Current Product Offerings and Products in Development

        We intend to continue to develop and extend our existing product offerings to include features and functionality to meet customer requirements and market demand. Planned development efforts that enhance or utilize existing technologies include building upon and enhancing our EMBASSY Trust Suite and Wavexpress broadband media distribution software applications.

        Client and server solutions supporting both the operations and life cycle management of Trusted Platforms is a major focus area for Wave. New products that Wave is planning on developing over the ensuing period will consist primarily of new TCG client and server software services and enabling tools that will expand upon its portfolio of TCG trusted computing applications and services in the following areas:

  •
  Cross platform interoperability: There is TCG hardware coming from multiple suppliers, as well as supporting software from multiple vendors. In order for applications from independent software vendors to work with any of these multiple combinations of products, Wave is developing TCG toolkits which provide this interoperability across platforms. Wave will continue to expand the functions available to ISVs within these enabling toolkits to make it easier to bring new applications to Trusted Platforms.

  •
  Client applications: Wave's EMBASSY Trust Suite provides important applications for the end user which run on their PCs such as Document Manager, Private Information Manager, and SmartSignature. Wave will continue to add new client applications and enhance the current applications with advanced functions to exploit the strong security of the TCG platforms.

  •
  Server applications: Trusted devices require a number of life cycle management products to address the set up, registration, operations, and systems management requirements of the platforms. Wave's current offerings include the Key Transfer Manager-Enterprise Server, and Attestation Credential Manager. The server family of products will be expanded and enhanced with future versions.

        These development efforts will likely be significant, and Wave intends to expend a substantial portion of its research and development resources towards these enhancements as well as significant marketing and corporate development funds to introduce the products and build market demand. As a result, although Wave reduced its research and development expenditures in 2003, the continued research and development efforts will require substantial capital resources, which will likely necessitate the need for further funding so that Wave may ultimately be able to capitalize on the emerging market opportunities for its products and services. Wave announced major products, primarily for TPM applications in 2003, and is developing significant new client and server based products which we plan to announce early in 2004. It is expected that continued product enhancements, new releases and new product development activities will continue through 2004.

  Marketing, Sales and Customers

        Because Wave's technology involves a new approach to conducting business and exchanging information using computer systems, as it will require that traditional software-based security be enhanced and/or replaced with next generation hardware-based security, intensive marketing and sales efforts have been and will continue to be necessary in order to increase recognition of and generate demand for products using Wave's technology, and to ensure that Wave's solution is accepted in this emerging market. The current primary focus is on closing business with chip OEMs, PC OEMs, enterprise customers, and systems integrators. Wave has also undertaken steps to develop and establish a reseller channel for our products.

        Wave's business model targets revenues from various sources including: licensing of our technology including EMBASSY Trust Suite client applications, tools and enabling software and client/server based trusted software solutions for the lifecycle management of keys and authentication of Trusted Platforms.

        Wave has identified four key markets where we believe our products provide unique benefits:

  •
  PCs—TCG's standards based specifications for trusted hardware is leading the industry towards increased deployment of TPM hardware by a growing number of PC OEMs. The current focus for both TCG and Wave is for enterprise PC platforms, but will be extending into consumer PCs over time. Wave anticipates providing enabling tools to ISV's in order to take advantage of the new trusted computing features of these platforms.

  •
  Banking and Finance—in addition to our European initiatives to be a leader in delivering solutions for European standards, which can provide strong authentication to services, we are aggressively cultivating interest and support from financial institutions for utilizing TCG compliant platforms.

  •
  Broadband Media—through our Wavexpress joint venture, we have developed a broadband architecture for persistent protection of content from the content owner to the hard disk at home.

  •
  Government and Enterprise—the market for electronic security systems in governmental units and large business enterprises is growing and Wave believes this market represents a key opportunity for both our eSIGN Transaction Management Suite as well as Wave's TCG offerings.

        Directly and through our partners, Wave is aggressively targeting opportunities in these markets, as we believe our products provide a wide range of security and trust capabilities not offered in any other single solution.

        Wave's sales for the year ended December 31, 2003 consisted of development contracts for NRE projects, licensing of its products and other services. Of the total revenue realized for the year ended December 31, 2003, 43% was derived from Wavexpress' broadband media distribution segment and the remaining 57% was derived from activities related to Wave's computer security products and services. None of the customers from which Wave derived revenue in 2003 in excess of 10%, would have a material adverse effect on Wave's business if Wave were to lose such customers, because the level of sales during the year overall was not significant to Wave's level of expenditures. However, Wave's business plan on a forward-looking basis, will depend heavily on a small number of OEM customers, partners and prospective customers, the loss of, or lack of substantial future revenues from, any one of which may have a material adverse effect on our business plan going forward. Theses include National Semiconductor, Intel, IBM, Hewlett Packard and others.

Competition

Wave EMBASSY Digital Security Products

        We operate in the information security market, a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than us. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share or product acceptance to our detriment. In addition, the rate of market acceptance of trusted computing solutions is still in the formative, early stages. The markets for our products are developing and while the TCG specifications have provided the basis for the industry to move forward, there remains significant standards work efforts in order for the eco-system supporting trusted computing to move forward. Wave's potential competitors include security solutions providers such as RSA Security, Inc., Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Ultimaco, Safenet, and major systems integrators such as IBM, HP and EDS. The competitive factors defining these evolving markets include product performance, compatibility, standards compliance, quality and reliability, ease of use, client services and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. Wave's features that should allow its products to compete favorably include product differentiation of a cross platform, interoperable solutions, easy use of features, and leading edge trusted client/server infrastructure solutions. In addition, Wave continues to have leading solutions with its digital signature products especially combined with trusted computing platforms and features.

        One of the market challenges facing Wave is the establishment of a newly defined market category for trusted computing software and services that includes a more complex business model for adoption. While Wave has developed a very complex cryptographic system that required significant skills and resources, the market for security solutions that are as complex as those developed by Wave is in a formative stage of development. As a result, commercialization of these technologies has been slow to develop. It is also possible for other competitors to develop similar offerings to compete with our products, or new technologies may emerge that could replace existing technology that our products rely on, thereby making our products non-competitive or obsolete. We can offer no assurances that Wave's products will become industry standards or become widely accepted by the marketplace.

Wavexpress Broadband Media Distribution

        Wavexpress competes in a market dominated by traditional content delivery methods. Wavexpress prospects are often relying on Federal Express and UPS to deliver physical media, which Wavexpress technology replaces. In the network operator arena, Wavexpress competes against Video-on-demand companies such as SkyStream Networks. Several companies compete for the digital delivery of content over broadband, including CDNs (content delivery networks) such as Akamai and startup caching companies such as Maven Networks.

International Market

        Most of our software products and many components of the EMBASSY Trust System are controlled under various United States export control laws and regulations and may require export licenses for certain exports of the products and components outside of the United States and Canada. We have received export licenses from the U.S. Department of Commerce's Bureau of Export Administration (the "BXA") for the sale and export of our EMBASSY chip and related products and technology to any end-user in any country throughout the world with the exception of Cuba, Iran, Iraq, Libya, North Korea, Sudan and Syria, subject to certain restrictions and in some cases, certain reporting requirements. With respect to our EMBASSY Trust Suite software applications, we have applied for and received export classifications that allow us to export our products, without a license and with no restrictions, to any country throughout the world with the exception of Cuba, Iran, Iraq, Libya, North Korea, Sudan and Syria.

        We believe the export classifications that we have received for our software products allow us to sell our products internationally in an effective, competitively advantageous manner. Enhancements to existing products may, and new products, including the EMBASSY Trust Server applications will be subject to reviews by the BXA to determine what export classification they will receive. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner, without a license as we are currently allowed for the products that we've received classification, or make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.

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

Research and Development

        Wave's products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development. We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, eTMS products, and broadband media distribution products. For the years ended December 31, 2003, 2002, and 2001 we spent approximately $7.4 million, $12.0 million, and $17.7 million, respectively, on research and development activities. Planned development expenditures for the year ended December 31, 2004 are expected to be approximately $7.5 million.

Employees

        As of December 31, 2003, we employed eighty-three (83) full-time employees, forty-two (42) of whom were involved in sales, marketing and administration and forty-one (41) of whom were involved in research and development (including twenty-one (21) employed by Wavexpress, nine (9) of whom were in sales, marketing and administration and twelve (12) of whom were involved in research and development.) As of December 31, 2003 we retained the services of six (6) full-time consultants, three (3) of whom were retained by Wavexpress. We believe our employee relations are satisfactory.

Item 2. Properties

        Summarized below is a listing of properties leased by Wave. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

Facility	Sq. Ft.	Monthly Base Rent	Utility/Common Costs	Lease Expires
Lee, MA	13,048	$9,748	$0	Aug. 2004
Princeton, NJ	5,000	10,000	619	May 2004
Cupertino, CA	10,028	22,700	0	Feb. 2008
New York, NY	7,169	25,360	4,936	Apr. 2006
Orvault, France	1,000	7,681	0	Sept. 2010

Item 3. Legal Proceedings

Securities and Exchange Commission Investigation

        On December 17, 2003 Wave received an Order by the Securities and Exchange Commission (the "Commission") regarding a formal investigation. The focus of this investigation is on certain public statements made by Wave during and around August 2003, as well as certain trading in Wave's securities during such time. The Commission has not concluded that there has been any wrongdoing and Wave is cooperating fully with the Commission on this matter. Wave cannot predict the potential effect on Wave as a result of this investigation at this time.

Purported Class Actions

        Several (9 known) similar purported class action complaints have been filed between January 23, 2004 and February 23, 2004 most in the United States District Court for the District of Massachusetts, seven (7) of which name Wave, its Chief Executive Officer and its Chief Financial Officer and two (2) of which also name Wave's Chairman, as defendants. The purported class action complaints have been filed by alleged purchasers of Wave's Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004. The complaints claim that Wave and the named individuals violated the federal securities laws by publicly disseminating materially false and misleading statements regarding Wave, relating to Intel and IBM agreements, resulting in the artificial inflation of Wave's Class A Common Stock price during the purported class periods. The complaints do not specify the amount of alleged damages plaintiffs seek to recover.

        Wave intends to defend the actions vigorously. At this time, Wave is unable to predict the outcome of these actions.

Derivative Actions

        Wave has learned of three (3) other complaints filed in the United States District Court for the District of Massachusetts. Wave believes that the complaints name all of its directors as defendants and allege claims for breach of fiduciary duties and other claims. The allegations are very similar to the allegations made in the purported securities class actions because the allegations concern the very same alleged statements alleged in the purported class actions. Wave is also named as a nominal defendant, although the actions are derivative in nature and purportedly asserted on behalf of Wave. Wave is in the process of evaluating these claims.

        Other than the matters described above, Wave was not involved in any material litigation, nor, to management's knowledge is any material litigation threatened against them or their properties other than routine litigation arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders

        On November 21, 2003, Wave held a special meeting of shareholders (the "Special Meeting"). At the Special Meeting, the shareholders voted on the following matters:

1.
To consider and act upon a proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2004. The proposal was adopted with the following results: 56,337,541 votes for, 334,336 votes against and 232,803 abstentions.

2.
To ratify the action of the Board of Directors in amending the 1994 Employee Stock Option Plan to increase the number of shares of Class A Common Stock authorized for issuance thereunder from 13,000,000 to 15,500,000. The proposal was adopted with the following results: 8,744,408 votes for, 2,385,919 votes against and 240,715 abstentions.

3.
To ratify the action of the Board of Directors in amending the 1994 Employee Stock Option Plan to extend the termination date thereof from January 1, 2004 to January 1, 2009. The proposal was adopted with the following results: 8,956,274 votes for, 2,143,224 votes against and 273,436 abstentions.

[The remainder of this page is intentionally left blank.]

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Market Information & Dividends

        The Class A Common Stock trades on the Nasdaq National Market under the symbol "WAVX". The following table sets forth, for the periods indicated, the high and low sales prices per share for the Class A Common Stock. There is no established trading market for our Class B Common Stock.

	High	Low
Year Ended December 31, 2003
First Quarter	$1.63	$0.75
Second Quarter	1.29	0.76
Third Quarter	5.24	0.80
Fourth Quarter	3.16	1.28
Year Ended December 31, 2002
First Quarter	$3.20	$1.55
Second Quarter	2.55	1.10
Third Quarter	2.49	1.10
Fourth Quarter	1.99	1.12

        As of February 15, 2004, there were approximately 39,000 holders of our Class A Common Stock. As of such date, there were 16 holders of our Class B Common Stock.

        On March 1, 2004, the last sale price reported on the Nasdaq National Market for the Class A Common Stock was $1.52.

        We have never declared nor paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,540,679	$5.03	3,730,083
Wave equity compensation plans not approved by security holders	129,365	4.00	—

Total Company plans	9,670,044	$5.01	3,730,083
Wavexpress equity compensation plans not approved by security holders	1,315,062	$1.21	1,157,161

        Wave Equity compensation plans not approved by security holders are comprised of the following:

        In connection with a software development agreement that Wave entered into with Archon Technologies, Inc. ("Archon"), Wave issued to Archon a warrant to purchase 50,000 shares of Class A Common Stock at $3.48 per share, pursuant to an individual compensation plan with Archon (the

"Archon Plan"). The warrant became exercisable on November 9, 2002, and expires on November 9, 2007. No additional warrants are required to be granted pursuant to the Archon Plan.

        A director of Wavexpress, Inc. ("Wavexpress"), a joint venture between Wave and Sarnoff Corporation, was granted a warrant to purchase 10,000 shares of Class A Common Stock at $10.00 per share, pursuant to an individual compensation plan with the director, upon acceptance of an offer to serve on Wavexpress' board. This warrant is currently exercisable and expires on August 24, 2004. No additional warrants are required to be granted pursuant to this individual compensation plan.

        As a result of the successful placement of 350 shares of Series B preferred stock, a consultant from Digital Media Group, Inc. ("Digital Media") was issued warrants by Wave to purchase 15,000 shares of Class A Common Stock at a price of $3.09 per share, pursuant to an individual compensation plan with Digital Media (the "Digital Media Plan"). No additional warrants are required to be granted pursuant to the Digital Media Plan. These warrants are currently exercisable and expire on March 1, 2006.

        In connection with a consulting agreement that Wave entered into with the William Morris Agency, Inc. ("William Morris"), Wave issued William Morris a warrant to purchase 10,000 shares of Class A Common Stock at $14.73 per share, pursuant to an individual compensation plan with William Morris (the "William Morris Plan"). No additional warrants are required to be granted pursuant to the William Morris Plan. This warrant is currently exercisable and expires on March 31, 2004.

        In connection with an agreement that Wave entered into with an outside sales representative, Wave issued warrants to purchase 44,365 shares of Class A Common Stock at prices ranging from $0.95 to $1.45 per share, pursuant to an individual compensation plan with the sales representative. No additional warrants are required to be granted pursuant to the individual compensation plan for the sales representative. These warrants are currently exercisable and expire January 1, 2013 through April 30, 2013.

Recent Sales of Unregistered Securities

        On November 18, 2003, Wave issued 3,725,263 shares of its Class A Common Stock at a price of $1.90 per share and granted warrants to purchase 931,309 shares of Class A Common Stock at an exercise price of $2.62 per share in a private placement to a group of accredited investors for proceeds of approximately $6,562,000, net of issuance costs of approximately $516,000. The warrants have a three (3) year term. In addition, in connection with the transaction, Wave incurred commissions of $218,000 for the fair market value of warrants granted to placement agents to purchase 161,595 shares of Wave's Class A Common Stock. The warrants granted to the placement agents are also exercisable at a price of $2.62 per share and have a 3 year life as well. If exercised in full, the warrants granted in connection with this financing will generate up to an additional $2,863,000, at the exercise price. Proceeds from this issuance of common stock have been and will be used to fund Wave's ongoing operations, specifically its sales and marketing efforts, as well as its engineering, development and customer support teams and its general corporate overhead.

        In completing the sale of the unregistered Class A Common Stock referred to above, we relied upon Section 4(2) of the Securities Act of 1933 for exemption from registration of these securities. The common stock issued in the private placement was not registered under the Securities Act of 1933, as amended, at the time of issuance, and could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Pursuant to a registration rights agreement entered into with the accredited investors for the sales of these shares, Wave agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the Class A Common Shares sold and those underlying the warrants. Wave filed a registration statement on Form S-3 covering the resale of the shares on January 20, 2004. On February 12, 2004 the registration statement was declared effective by the Commission.

Item 6.    Selected Financial Data

Statement of Operations Data

	For the year-ended December 31,
	2003	2002	2001	2000	1999
Revenues, Net	$189,363	$446,588	$692,125	$332,522	$187,515
Cost of Sales	55,179	202,208	369,959	58,864	93,170

Gross Margin	134,184	244,380	322,166	273,658	94,345

Operating expenses:
Selling, general and administrative	12,698,682	19,188,046	24,184,317	26,553,634	16,749,276
Research and development	7,384,708	12,009,713	17,691,051	20,866,055	10,697,971
Restructuring and other special charges	—	726,280	—	—	—
Acquisition Costs	—	—	—	—	1,494,000
Amortization of Goodwill	—	—	1,720,632	573,544	—
Inventory Provision	1,114,442	—	—	—	—
Write-off of Goodwill	—	—	2,284,570	—	—
Write-off Impaired Assets	—	1,571,031	1,761,917	—	—
In-Process Research & Development	—	—	—	2,176,000	—

	21,197,832	33,495,070	47,642,487	50,169,233	28,941,247

Other income (expense):
ITG Technology License Fee	—	—	—	—	1,250,000
Equity in net losses of GlobalWave	—	—	(2,332,159)	(3,406,491)	—
Loss on Other than Temporary Decline in Equity Securities	—	(11,513,099)	(1,736,682)	—	—
Liquidated Damages	(155,716)	—	—	—	—
Gain on decrease in value of warrant liability	263,097	—	—	—	—
Gain on termination of development contract	—	1,818,000	—	—	—
Recovery of (Provision for loss on) officer note receivable	999,518	(999,518)	—	—	—
Realized gain on sale of marketable securities	234,759	—	—	542,457	—
Net interest and other income (expense)	127,192	477,902	2,688,105	5,103,716	(455,670)

Total Other Income/(expense)	1,468,850	(10,216,715)	(1,380,736)	2,239,682	794,330

Net loss	(19,594,798)	(43,467,405)	(48,701,057)	(47,655,893)	(28,052,572)
Accrued dividends on preferred stock (including $5,485,000 of accretion of discount in 2003)	5,697,518	—	—	—	13,239

Net loss to common stockholders	$(25,292,316)	$(43,467,405)	$(48,701,057)	$(47,655,893)	$(28,065,811)

Weighted average number of common shares outstanding during the period	55,887,384	51,135,548	49,949,875	46,149,587	38,365,573
Loss per common share-basic and diluted	$(0.45)	$(0.85)	$(0.97)	$(1.03)	$(.73)

Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

See Notes to Financial Statements

Balance Sheet Data

	As of December 31,
	2003	2002	2001	2000	1999
Working capital	$12,406,861	$8,754,620	$36,963,617	$76,099,347	$4,870,443
Total assets	18,160,430	18,209,372	60,234,302	98,084,461	16,531,883
Long-term liabilities	991,851	—	—	—	—
Total Liabilities	4,145,794	3,667,533	6,428,896	7,870,009	6,823,643

Total stockholders' equity	$14,014,636	$14,541,839	$53,805,406	$90,214,452	$9,708,240

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        During the year ended December 31, 2003 Wave's management made a significant shift in its business focus, devoting less attention and resources to its proprietary EMBASSY Trust System, to developing and marketing TCG-compliant software products known as its EMBASSY Trust Suite and EMBASSY Trust Server Applications in connection with TCG-compliant Trusted Platforms that are being adopted into the Information Security Services marketplace. Wave devoted a substantial amount of its activities and resources during the year ended December 31, 2003 in organizing its business to capitalize on the opportunities presented by this emergence, and overcoming the specific challenges in achieving this goal.

        The market trends and opportunities that management focused the company's activities on during the year ended December 31, 2003 included the following:

  •
  The market for information security services is growing rapidly—according to industry analyst, IDC, the U.S. market for information security services is expected to grow from approximately $4 billion in 2001 to $10.7 billion in 2006 representing a compound annual growth rate of 21.7%. The global market for information security is expected to reach $23 billion by 2006.1

1
IDC, The Shifting Landscape: U.S. Information Security Services, Jan. 2003, document #28640.

•
The persistence of security threats indicates that hardware is needed to provide more robust security than traditional software solutions.

•
Emergence of TPM-enabled PC's being sold into the marketplace—this emergence is complementary to Wave's business model which largely relies upon providing services for Trusted Platforms rather than selling the hardware itself.

•
Business and security strategies are becoming more closely aligned due to the increasing rate of significant high profile and costly security breaches and the associated risks presented by this phenomenon.

•
In-house security expertise remains in short supply—Wave seeks to capitalize on its expertise as awareness of TPM-enabled solutions increases.

        In pursuing these opportunities, we recognize many significant challenges that must be overcome, including:

  •
  Tight enterprise IT budgets—industry data appear to show that while enterprise security will be a priority, it will be challenged by tight budgets.

  •
  Long sales cycle due to continued lack of support for enterprise spending on security solutions—information security continues to be viewed as an IT issue versus a business issue.

  •
  Need to educate the marketplace of the advantages of utilizing hardware trusted platforms as a security solution.

  •
  Limited availability of capital resources—Wave continues to rely on financing the development of its business by issuing new equity (See Liquidity and capital resources section for a detailed discussion of financing activities during 2003).

        As more PC and chip OEM's have begun introducing their Trusted Platform offerings, management has focused on entering into licensing contracts in which the OEM licenses our applications and bundles them with their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with two separate OEM partners. Although no significant revenue has been recognized on these contracts through December 31, 2003, the forecasts that we've received from these customers provide an expectation that revenues of some significance may be realized later in calendar 2004 and 2005. In addition, we have sought to develop our products such that they operate on all of the major chip OEM Trusted Platforms that are currently shipping product in the marketplace and our applications have been approved to work with the Trusted Platforms of IBM, HP, Atmel, Infineon and others.

        Management is also focused on developing the client and server-side applications and tools that will enable enterprises to manage an IT infrastructure that relies on TCG hardware enabled security. Wave is devoting a significant portion of its research and development budget to address this opportunity, as this will be a key ingredient for enterprises to successfully implement a Trusted Platform solution. Wave's objective is to have these tools and applications ready to satisfy this need in 2004.

        With respect to sales and marketing, management is focused on broadening our distribution strategies to include resellers and systems integrators and expanding our presence selling directly to OEMs. We have re-organized and shifted the focus of our sales force during the latter part of the year in order to achieve these objectives.

        Management is also focused on opportunities for its eTM product suite to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions. Although we have met significant implementation challenges and long sales cycles with this effort, we have also experienced significant interest in these products and we continue to pursue this opportunity.

        With respect to Wavexpress' secure broadband media distribution products and services, the first revenue producing contracts were entered into during the year ended December 31, 2003 and Wave began realizing revenue starting in the third quarter of 2003 as a result of its first contract. Wavexpress continues to focus on sales and marketing activities and has signed additional contracts late in 2003 and during the first quarter of 2004, which will generate revenue during 2004. It is expected that these contracts that have been signed will generate revenue that is in-line with the revenue that Wavexpess has generated in the last two fiscal quarters. Management plans to devote increasing development resources towards building its feature set, to meet market demand.

        Finally, while management is primarily focused on the emerging TCG Trusted Platform opportunities, it remains committed to pursuing business opportunities that involve its proprietary EMBASSY Trust System products and services, primarily in the government and financial service sectors.

Operating Expense Trends

        In addition to the trend of decreasing research and development expenses discussed in Item I—Business; selling, general and administrative expenses ("S,G&A") have likewise been trending downward over the three years ended December 31, 2003. For the years ended December 31 2003,

2002 and 2001 we have incurred approximately $12.7 million, $19.2 million, and $24.2 million in S,G&A expenses, respectively. The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. The downward trend in S,G&A expenses and expenses in general, is indicative of Wave's strict cost cutting measures which began during the second half of 2001 and have continued well into 2003. Much of these cost reductions were the result of Wave's abandonment of several lines of business that it had previously been pursuing including internet services and consumer e-commerce. In addition, Wave de-emphasized the marketing of its proprietary EMBASSY Trust System platform in 2003 to focus strictly on the government security sector and to a lesser degree, the financial services market. While Wave adjusted its emphasis to focus on the emerging TCG services market segment towards the end of 2002 and into 2003, it drastically reduced several areas within the selling, general and administrative category including product management, sales and marketing, business development and support areas including accounting, human resources, information systems and other corporate overhead, that had supported the higher level of business activity that has now been reduced. The expense reductions being referred to herein came mostly in the form of headcount and outside services expenditure reductions. Now that Wave has begun selling an introductory suite of software applications into the market and has identified and begun developing the next generation of these products that will include key management and infrastructure services, we've begun re-building our sales force, expanding our distribution channels and implementing a global sales and marketing strategy.

        Although we've reduced our expenditures significantly, given the early stage nature of the markets for products that use our technology, we will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing salable products and markets for our technology. The outlook over the short-term will be an increase in sales and marketing expenditures, compared with the latter two fiscal quarters of 2003 with research and development remaining at approximately the same level as 2003, the overall forecast is for 2004 expenditures to be slightly less than 2003. (See Liquidity and capital resources.)

        While management has committed to pursuing the business opportunities and objectives described above, it recognizes significant risks that are involved with pursuing its strategy. Hardware-based computer security is but one approach to information security, and one that has significant hurdles to overcome. There remains a high level of uncertainty as to whether hardware based computer security will become a major category within the information security market, how large this category will be in terms of sales value, and the length of time that it may take for these products to become a widely utilized information security solution.

        The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in Item 8.

Critical Accounting Policies

        Wave's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, marketable securities, valuation of long-lived and intangible assets, accounting for joint ventures and software development. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Marketable Securities—Investments, which consist solely of equity securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, investments are classified as "trading", "available-for-sale" or "held to maturity". "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Available-for-sale" securities are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders' equity. Unrealized losses that are determined to be other than temporary are recognized as charges against earnings. Factors considered when determining if an other than temporary decline has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. "Held to maturity" securities are debt securities that are intended to be held to maturity and are recorded at amortized cost. As of December 31, 2003, all of Wave's marketable equity securities are classified as available-for-sale.

        Inventories—Inventories, which are stated at the lower of cost or net realizable value, consist of inventory held for resale to customers. Cost is determined on the first-in, first-out basis and includes freight and other incidental costs incurred. Judgment is involved in evaluating backlog and in assessing the recoverability of inventory held at the balance sheet date. Wave provides inventory allowances based on the determination of excess and obsolete inventories as determined through the evaluation of future sales and changes in technology. During the quarter ended September 30, 2003, Wave recorded a write down of approximately $1,114,000, representing the value of its EMBASSY 2100 chips that were held in inventory. This charge was taken because of the amount of time that continued to elapse without any substantial sales of this inventory coupled with the emergence within the trusted computing market towards TCG compliant chips that have less functionality than the EMBASSY 2100 chips, but for which the marketplace is more readily accepting, at this stage in the development of the trusted computing market. While Wave continues to actively pursue business opportunities for EMBASSY 2100 chips, the sales cycle for these chips if any, is further into the future, raising greater uncertainty about the recoverability of the value of this inventory. Accordingly, we have written down the value of this inventory and recorded the charge as a separate item in its Statement of Operations rather than as an element of cost of goods sold since there have been no substantial sales of these products.

        Research and Development and Software Development Costs—Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established and the product has achieved commercial marketability, all development costs should be capitalized until the product is available for general release to customers. We consider technological feasibility to be established upon completion of a detail program design, or in the absence of a detail program design, upon completion of a working model of the software as defined in SFAS No. 86. Judgment is required in determining when the technological feasibility of a product is established, if the product has achieved commercial marketability and in estimating the life of the product for which the capitalized costs will be amortized.

        Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of—Wave reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 86. Wave is required to assess the recoverability of long-lived assets and capitalized software costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

  •
  significant negative industry or economic trends; and

  •
  significant decline in our stock price for a sustained period.

        In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 86, when we determine that the carrying value of certain other types of long-lived assets may not be recoverable, we evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. Changes in judgments on any of these factors could impact the value of the asset being evaluated.

        Wave adopted SFAS No. 144 during the first quarter of fiscal year 2002 without a material impact on its financial position or results of operations.

        Revenue Recognition—Wave's business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, Wavexpress' broadband media distribution and eTMS software products, sales of hardware and development contracts. To date, our sales arrangements have not included multiple-elements, nor have our arrangements required significant modification or customization of the software, except for our contract with SSP Solutions for which we used the percentage of completion method of accounting that is described below.

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

        In October 2000, we entered into a $10 million comprehensive development agreement with SSP Solutions to integrate Wave's EMBASSY Trusted Client technology into the SSP Secure Service Provider™ Suite to be deployed in 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. In May 2001 the agreement was amended whereby under the amended terms of the agreement, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP agreed to place with Wave an open $5,000,000 purchase order for EMBASSY products. Payment terms of the agreement provided that SSP Solutions make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP Solutions failed to pay any monthly installment, within 30 days of receiving written notice by Wave that it was in default, the unpaid portion of the installment would automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP Solutions to be determined by dividing the unpaid amount by the fair market value of SSP Solutions common stock. As the contract was for a discrete project to integrate our technology with the SSP platform, revenue under the development services agreement was recognized on a percentage of completion basis in accordance with SOP 97-2 as it relates to contract accounting under SOP 81-1. Percentage complete was determined based upon the actual costs incurred compared to the total estimated costs to complete, subject to cash received and milestones accomplished. Milestones included specific software development objectives required to have been completed and accepted by SSP Solutions. As of December 31, 2002 Wave had received $555,556 in cash and had not exercised any stock appreciation rights. We have recognized approximately $198,000 and $358,000 in revenue under the development agreement for the years ended December 31, 2002 and 2001, respectively. On September 30, 2002 Wave and SSP executed the Termination Agreement and Mutual Release in connection with the development agreement referred to above whereby Wave was issued an additional 1,600,000 shares of SSP Class A Common Stock and a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000 (the "Note"). (For further discussion of the termination of the development contract, see Other Income and Expenses below.)

Comparison of the years ended December 31, 2003 and 2002

Results of Operations

        For the twelve months ended December 31, 2003 and December 31, 2002, revenues were $189,363 and $446,588, respectively. The decrease in revenue is attributable to decreases in Product and Services and off set by an increase in Licensing and Other revenues, as set forth in the following table:

	2003	2002	Increase/(Decrease)	% Change
Product	$3,350	$121,974	$(118,624)	(97%)
Services	65,343	310,573	(245,230)	(79%)
Licensing and Other	120,670	14,041	106,629	759%

Total Net Revenues	$189,363	$446,588	$(257,225)	(58%)

        The decrease in product revenue was the result of less demand and thus fewer shipments of hardware products in 2003 versus 2002. This trend is also indicative of management's shift in focus, as discussed in the Overview section above, away from its proprietary EMBASSY Trust System hardware to becoming a provider of security software applications that are compatible with various chip OEMs' security hardware, or TPMs. The service contract revenue for the year ended December 31, 2002 was derived in large part from a development contract with SSP Solutions, a former shareholder of Wave. (Wave also owns 16.5% of SSP Solutions as of December 31, 2003). The service contract revenue derived from this development contract for the year ended December 31, 2002 was $197,965, or 64% of the total service contract revenue for that year. Revenue on the contract was recognized on a percentage of completion basis limited to cash received and milestones accomplished. Work under this contract was suspended during the first quarter of 2002, and the contract was formally terminated pursuant to a settlement reached on September 30, 2002, in which Wave was issued 1,600,000 additional shares of SSP common stock and a convertible note with a face value of $270,000 that was converted into 200,000 additional common shares of SSP (See Item 8, Financial Statements, Note 11). Services revenue recognized in 2003 was for a number of smaller contracts with various customers. The increase in Licensing and Other revenues was due in large part to a licensing contract between Wavexpress and a customer which generated approximately $80,000 in revenue. The remainder of this License revenue was derived from contracts for Wave's eTMS software applications and OEM license contracts for Wave's EMBASSY Trust Suite of products.

        Cost of sales for the year ended December 31, 2003, was $55,179 compared with $202,208 for the same period in 2002. Gross profit was $134,184 representing a gross profit margin of 71% for the year ended December 31, 2003 versus gross profit of $244,380 representing a gross profit margin of 55% for the year ended December 31, 2002. The $110,196 decrease in gross profit was primarily the result of the overall decrease in sales, offset in part with a higher gross profit margin for the year ended

December 31, 2003, due to higher margins realized on licensing revenues in 2003 versus hardware and development services in 2002.

        Revenue and gross margins during the year ended December 31, 2003 versus the same period in 2002 is indicative of a downward trend, with neither period showing significant revenues. The amount of revenues in both years has not reached a level that would contribute significantly to Wave's operations and has been sporadic. (For a forward looking discussion on revenues, See Liquidity and capital resources, Revenue outlook.)

        Research and development expenses for the twelve months ended December 31, 2003 were $7,384,708 as compared to $12,009,713 for the comparable period of 2002. This 39% decrease in research and development expenses was primarily attributable to headcount reductions of employees and consultants, which decreased expenses by a total of $3,175,000 including salary and consultant compensation, fringe cost and all other headcount related expense associated with these headcount reductions. Thirty four positions were eliminated in 2003, due to an overall reduction in design and development activities in 2003. In addition, Wave reduced rent and other infrastructure related costs by $740,000 and depreciation expense was reduced by $343,000, due to assets becoming fully depreciated. Wavexpress' research and development expenses were $1,873,463 for the year ended December 31, 2003 versus $2,331,080 for the year ended December 31, 2002, for a reduction of 20%. The amounts set forth for Wavexpress are included in the consolidated amounts referred to above. Also, the reasons for the reduction in expenditures set forth above pertain to both Wave as a whole and Wavexpress.

        S,G&A expenses for the twelve months ended December 31, 2003 were $12,698,682 as compared to $19,188,046 for the comparable period of 2002. The 34% decrease in selling, general and administrative expenses was attributable to several factors. Wave reduced employee compensation, fringe expenses and other employee related expenses by approximately $2,833,000 by reducing its selling, general and administrative headcount by twenty-two (22) positions in 2003, in addition to the thirty-three (33) position decrease in the prior year. The headcount reductions were primarily in the areas of product marketing, business development and sales. Wave also reduced headcount in administrative and support areas within the company where it was possible to consolidate and restructure certain functions. Much of the cost savings were for reductions made during 2002, the cost reductions for which, carried into 2003 because the expenses were incurred for part of the year in 2002. These positions supported products and/or lines of business that Wave had de-emphasized in the prior year including our internet related businesses: MyPublish.com, a service that allows individual publishers to offer digital content for sale via the MyPublish.com website; CharityWave.com, an online charitable donation service; Wave Direct, a website offering digital content that could be consumed using a Wave hardware device and iShopHere.com, an internet shopping portal. In addition, during 2003, as Wave shifted the focus of its business more towards developing Trusted Platform software applications and less towards business development for its proprietary EMBASSY Trust System, management eliminated much of the product marketing, business development and sales positions that had previously been devoted toward supporting these products. Later in the year, management began re-building much of its sales organization to focus on the emerging trusted computing software application opportunity. Included in S,G&A expense were bonuses of approximately $986,000 and $831,000 paid to employees for the years ended December 31, 2003 and 2002, respectively. Additional cost reductions for the year ended December 31, 2003 versus 2002 consisted of reductions in legal costs of $605,000 as a result of fewer legal matters during 2003 versus 2002, reductions in trade show expenses of approximately $388,000 and public relations and marketing expenses were reduced by approximately $951,000. In addition, Wave reduced office rent and other infrastructure expense by approximately $376,000 by consolidating some locations and other cost cutting measures. Wave also reduced software license and maintenance agreement costs by $446,000, depreciation expense by $416,000 and franchise tax expenses by $118,000. Also, accrued litigation losses decreased by $488,000 due primarily to a charge for this amount that was recorded in the quarter ended March 31, 2002, related to a demand for arbitration brought by a former supplier against Wave. The arbitration arose out of a claim that Wave had breached a contract with the supplier to purchase computer components to be incorporated into an Internet security device produced by Wave. Wavexpress incurred S,G&A expenses of $2,014,828 in 2003, compared to $2,506,768 for 2002, for a decrease of 20%. The reasons set forth above encompass Wavexpress as well as Wave as a whole.

        For the year ended December 31, 2003, Wave recorded a write down of approximately $1,114,000, representing the value of its EMBASSY 2100 chips held in inventory. This charge was taken because of the amount of time that continued to elapse without any substantial sales of this inventory coupled with the emergence within the trusted computing market towards TCG compliant chips that have less functionality than the EMBASSY 2100 chips, but for which the marketplace is more readily accepting at this stage in the development of the trusted computing market.

        Restructuring charges and charges for write-off of intangibles and other impaired assets decreased by $726,280 and $1,571,031 for the year ended December 31, 2003 versus 2002. This was due to a restructuring and cost reduction program during the year ended December 31, 2002 which Wave undertook to prioritize its initiatives, reduce expenses and improve efficiency. This program included a workforce reduction, the relocation of its Wavexpress office and restructuring of certain business functions. As a result of this program, Wave recorded restructuring costs and other charges of $726,280 consisting of $229,000 in severance benefits associated with the workforce reduction, $426,000 for lease termination fees and brokerage fees and $71,000 for moving expenses related to the Wavexpress office relocation. In addition, Wave recorded impairment charges of $905,390 for abandoned leasehold improvements and other tangible fixed assets that were disposed of or removed from operations. In the third quarter of 2002, Wave recorded an additional impairment charge which was associated with a license that was acquired in connection with its purchase of 60% of GlobalWave Group plc of $665,641. As a result of these two impairment events, total asset impairment charges for the twelve months ended December 31, 2002 were $1,571,031. No such charges were taken in the year ended December 31, 2003.

Other Income and Expenses

        Interest and other income for the year ended December 31, 2003 was $127,192 versus $477,902 for the year ended December 31, 2002, for a decrease of 73%. This decrease resulted from a decrease in interest bearing assets during 2003 and lower rates earned on those interest-bearing assets.

        For the year ended December 31, 2002, Wave took a charge for an "other than temporary decline" in the value of its investment in SSP of $11,513,099. This charge was taken because it was determined that an other than temporary decline in SSP's share price had occurred due to concerns about SSP's financial condition and near-term prospects. The amount was calculated as the difference between the previously adjusted cost basis of Wave's 4,883,083 shares of SSP, 3,083,083 of which were acquired in February 2001 and 1,800,000 which were acquired as settlement for termination of a development agreement (discussed below), versus the fair value of the shares based on the closing price of SSP as of December 31, 2002 on the Nasdaq National Exchange, or $0.59 per share. Also, during 2002, Wave was issued 1,800,000 shares of SSP in connection with the termination of a development contract between Wave and SSP. These shares were recorded as a gain on the termination of $1,818,000 of the contract for the year ended December 31, 2002. Wave sold 332,500 of its holdings of 4,883,083 shares of SSP during the year-ended December 31, 2003 for total proceeds of $430,934, recording a realized gain of $234,759. The 4,550,583 remaining shares of SSP are presented on the December 31, 2003 balance sheets at $6,325,310 versus $2,881,016 for the 4,883,083 shares held at December 31, 2002, respectively, which represents the closing value of the shares on the Nasdaq National Exchange on these dates. The increase in the value of the adjusted cost basis of the remaining shares as of December 31, 2003 of $3,640,469 is presented as an unrealized gain on marketable securities as a separate component of stockholders' equity as of December 31, 2003.

        For the year ended December 31, 2003, Wave recorded income of $263,097 representing the decrease in the value of the liability for outstanding warrants containing net cash settlement features. These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003. The liability, calculated using the Black Scholes option pricing model, was valued at $1,254,948 as of the closing date of the private placement. As of December 31, 2003, the fair value of the liability was $991,851. The decrease was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave's Class A Common Stock from November 18, 2003 to December 31, 2003. Because the price of Wave's Class A Common Stock declined, the fair value of the warrants declined as well resulting in the gain. No such gains were realized for the year ended December 31, 2002.

        Wave reversed the reserve previously established with respect to notes receivable from Peter J. Sprague, Wave's former Chairman of the Board, of $999,518 during the year ended December 31, 2003, because the notes were collected in the third quarter of 2003. These loans were previously reserved for during the fourth quarter of 2002, because at the time there was substantial doubt about the ability of the borrower to repay these loans. In the third quarter of 2003, Mr. Sprague sold 500,000 shares of Wave Class A Common Stock, and was therefore able to repay the loans and all accrued interest thereon with the proceeds from such sales of Wave's Class A Common Stock. Mr. Sprague resigned as Chairman of the Board of Wave as of March 31, 2003. Mr. Sprague was subsequently appointed Chairman of the Board and Chief Executive Officer of Wavexpress. Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a written policy prohibiting future loans to officers and directors.

        During the fourth quarter of 2003, Wave incurred $155,716 in liquidated damages in connection with the issuance of 3,725,263 shares of its Class A Common Stock at a price of $1.90 per share and warrants to purchase 931,309 shares of Class A Common Stock at an exercise price of $2.62 per share in a private placement to a group of accredited investors for proceeds of approximately $6,562,000, net of issuance costs of approximately $516,000. The shares were issued pursuant to a securities purchase agreement dated November 18, 2003 between Wave and certain purchasers. Pursuant to a related registration rights agreement, if Wave did not file a registration statement for the shares within 30 days from the date of the closing of the securities purchase agreement, Wave would be required to pay liquidated damages to each purchaser equal to 2% of each purchaser's subscription amount, for each month elapsed beyond the 30 day deadline. Because Wave was not able to file the registration statement until one month and three days after the 30 day deadline, Wave incurred an aggregate of $155,716 in liquidated damages in the fourth quarter of 2003.

        For the year ended December 31, 2003, Wave recorded accrued dividends on its Series H Stock in the amount of $212,518 plus accretion of discount on such preferred stock of $5,485,000 for total dividends on preferred stock of $5,697,518. (See Note 8 to the Financial Statements).

Comparison of the years ended December 31, 2002 and 2001

Results of Operations

        For the twelve months ended December 31, 2002 and December 31, 2001, revenues were $446,588 and $692,125, respectively. The decrease in revenue is attributable to decreases in hardware, services, and Licensing and Other revenues, as set forth in the following table:

	2002	2001	Decrease	% Change
Product	$121,974	$192,506	$(70,532)	(37%)
Services	310,573	430,724	(120,151)	(28%)
Licensing and Other	14,041	68,895	(54,854)	(80%)

Total Net Revenues	$446,588	$692,125	$(245,537)	(35%)

        The service revenue was derived primarily from a development agreement with SSP Solutions, formally a shareholder of Wave. Wave also owned 19.80% of SSP, at the time the contract was entered into. The service contract revenue derived from this development contract for the year ended December 31, 2002 was $197,965, or 64% of the total service contract revenue versus $357,591, or 83% of the total service contract revenue for the year ended December 31, 2001. Revenue on the contract was recognized on a percentage of completion basis limited to cash received and milestones accomplished. In February 2002, SSP formally requested that Wave suspend work on the development contract referred to above and that their remaining commitment and payments be applied toward alternative projects. Work under this contract was suspended during the first quarter of 2002, and the contract was formerly terminated pursuant to a settlement that was reached on September 30, 2002.

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

        S,G&A expenses for the twelve months ended December 31, 2002 were $19,188,046 as compared to $24,184,317 for the comparable period of 2001. The 21% decrease in selling, general and administrative expenses was attributable to several factors. Wave reduced employee compensation and fringe expenses by approximately $3,500,000 by reducing its selling, general and administrative headcount by an average of thirty-three (33) positions. Bonuses of approximately $936,000 and $1,570,000 were paid to employees for the years ended December 31, 2002 and 2001, respectively, accounting for $634,000 of the overall reduction in compensation costs. Wave also reduced professional fees expense by approximately $358,000 by eliminating three (3) consultant positions. The headcount reductions of both employees and consultants were made primarily in the areas of product marketing and operations for positions that supported products and/or lines of business that Wave has de-emphasized or abandoned. These included our internet related businesses: MyPublish.com, a service that allows individual publishers to offer digital content for sale via the MyPublish.com website; CharityWave.com, an online charitable donation service; Wave Direct, a website offering digital content that could be consumed using a Wave hardware device and iShopHere.com; an internet shopping portal. These products and services never reached full-scale production because the demand never reached a level that would warrant a full-scale production launch. The consultant positions that were eliminated as a result of the de-emphasis of these products were primarily involved in content preparation for these services (that is, the process of encrypting digital content to be consumed using certain Wave e-commerce technology). Wave also reduced headcount in administrative and support areas within the company where it was possible to consolidate and restructure certain functions. Additionally, during 2002 Wave undertook an aggressive cost cutting program that resulted in reductions in travel and entertainment expenses of $478,000 and reductions to telecommunications expenses totaling $163,000. In addition, Wave reduced office rent expense by approximately $296,000 as a result of the termination of its Wavexpress lease, and its move into smaller, less costly office space. Wavexpress incurred S,G&A expenses of $2,506,768 in 2002, compared to $4,800,927 for 2001, for a decrease of 48%. The reasons set forth above encompass Wavexpress as well as Wave as a whole.

        During the year ended December 31, 2002, Wave completed a restructuring and cost reduction program to prioritize its initiatives, reduce expenses and improve efficiency. This program included a workforce reduction, the relocation of its Wavexpress office and restructuring of certain business functions. As a result of this program, Wave recorded restructuring costs and other charges of $726,280 consisting of $229,000 in severance benefits associated with the workforce reduction, $426,000 for lease termination fees and brokerage fees and $71,000 for moving expenses related to the Wavexpress office relocation. All of these costs were incurred or paid by March 31, 2002. In connection with this program, Wave reduced its workforce by a total of thirty-six (36) employees, nineteen (19) of which were in research and development and seventeen that were in selling, general and administrative departments. All employees were notified of the work force reduction during the three months ended March 31, 2002. In addition, Wave recorded an impairment charge of $905,390 for abandoned leasehold improvements and other tangible fixed assets that were disposed of or removed from operations. In the third quarter of 2002, Wave recorded an additional impairment charge which was associated with a license that was acquired in connection with its purchase of 60% of GlobalWave Group plc of $665,641. As a result of these two impairment events, total asset impairment charges for the twelve months ended December 31, 2002 were $1,571,031. For the year ended December 31, 2001, Wave took a charge of $1,562,500 to write-off a technology license that it had purchased in connection with the development of the Wavexpress data broadcast system, and wrote-off $199,417 for hardware, also part of the Wavexpress terrestrial data casting system. These write-offs totaling $1,761,917, were the result of modifications to Wavexpress' business model; consequently, the value of these assets became impaired because they were no longer needed in the business and had no alternative uses.

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

        For the year ended December 31, 2002, Wave took a charge for an "other than temporary decline" in the value of its investment in SSP of $11,513,099. This charge was taken because it was determined that an other than temporary decline in SSP's share price had occurred due to concerns about SSP's financial condition and near-term prospects. The amount was calculated as the difference between the previously adjusted cost basis of Wave's 4,883,083 shares of SSP, 3,083,083 of which were acquired in February 2001, and 1,800,000 which were acquired as settlement for termination of a development agreement (discussed below), versus the fair value of the shares based on the closing price of SSP as of

December 31, 2002 on the Nasdaq National Exchange, or $0.59 per share. As a result of this charge and a similar charge that was taken in the fourth quarter of 2001 for $1,736,682, the cost basis of the investment as of December 31, 2002 was adjusted to $2,881,019 from its original cost basis of $16,130,800. The investment is presented on the December 31, 2001 balance sheet at $11,160,758, which represents the closing value of the shares on the Nasdaq National Exchange on that date. The difference between the value and the adjusted cost basis is presented as an unrealized loss in stockholders' equity.

        On September 30, 2002 Wave and SSP executed the Termination Agreement and Mutual Release in connection with a development agreement previously entered into between the parties whereby Wave was issued an additional 1,600,000 shares of SSP Common Stock and the Note. The Note was convertible into SSP Common Stock at the conversion rate of $1.35, subject to adjustments for anti-dilution stock splits, stock dividends, reclassifications, reorganizations and the like. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended. The shares that Wave received were recorded on its balance sheet at estimated fair value based on the average closing price of the shares on the Nasdaq National Exchange for the period from the two trading days before to the two trading days after the date of issuance of the shares, or $1.05 per share, for an aggregate value of $1,680,000. On December 31, 2002, SSP exercised its right to convert the Note and issue to Wave 200,000 shares of SSP common stock at the conversion rate of $1.35. The shares that Wave received from the Note conversion were recorded at a value per share of $0.69, for an aggregate value of $138,000. The SSP common stock that Wave received in connection with the Termination Agreement and Mutual Release and the Note conversion were recorded as a gain of $1,818,000 in Wave's statement of earnings for the year ended December 31, 2002.

        In the quarter ended December 31, 2002, Wave recorded a reserve for uncollectibility of $999,518 in respect of certain notes receivable from Peter J. Sprague, Wave's former Chairman. The Company had determined that Mr. Sprague was unable to repay the loan promptly. Mr. Sprague resigned as Chairman of Wave as of March 31, 2003. Wave engaged Mr. Sprague as Chairman and Chief Executive Officer of Wavexpress. Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a written policy prohibiting future loans to officers and directors.

Liquidity and capital resources

        We have experienced net losses and negative cash flow from operations since our inception, and, as of December 31, 2003, had a deficit accumulated during the development stage of $252,686,326. Total stockholders' equity as of December 31, 2003 was $14,014,636. We have financed our operations since inception principally through the issuance of Class A and B Common Stock and various series of preferred stock, for total proceeds since inception of approximately $224,848,569.

Sources and Uses of Cash

        At December 31, 2003, we had $8,818,305 in unrestricted cash and cash equivalents versus $10,221,124 as of December 31, 2002, resulting in a net decrease in cash of $1,402,819 for the year ended December 31, 2003. The table below shows the year to year comparison of the significant elements of cash used in operating, investing and financing activities and a reconciliation of each year's operating results reported in the statement of operations to the total decrease in cash in each of the three years ended December 31, 2003.

        As shown below, the total net decrease in cash for each of the last three years has decreased significantly from a net cash decrease for the year ended December 31, 2001 of $40,266,771, to a net cash decrease for the year ended December 31, 2002 of $30,215,995 to a net cash decrease for the year ended December 31, 2003 of $1,402,819.

Statement of Cash Flow Data

	For the years ended December 31,
	2003	2002	2001
Cash used in operating Activities:
Net loss	$(19,594,798)	$(43,467,405)	$(48,701,057)
(Recovery of) provision for note receivable from officers	(999,518)	999,518	—
Unrealized (gain) loss on marketable securities	—	11,513,099	1,736,682
Gain on decrease in value of warrant liability	(263,097)	—	—
Write off intangible and other assets that became impaired	—	1,571,031	4,046,487
Provision for obsolete inventory	1,114,442	—	—
Equity in net losses of GlobalWave	—	—	2,332,159
Gain on termination of development contract	—	(1,818,000)	—
Depreciation and amortization	1,241,035	2,000,705	4,251,956
Compensation paid in the form of stock options & warrants	189,565	510,747	552,554

Total adjustments to reconcile net loss to cash used in operating activities	1,282,427	14,777,100	12,919,838

Proceeds from liquidation of other assets	—	1,026,365	—
Purchase of (reduction in) inventory	—	(530,906)	43,236
Reduction in accrued expenses	(567,833)	(655,264)	(2,638,780)

Changes in assets & Liabilities	(567,833)	(159,805)	(2,595,544)
Other accrual to cash adjustments, net	403,768	(246,794)	162,277

Cash Used in Operating Activities	(18,476,436)	(29,096,904)	(38,214,486)

Cash flows from investing activities:
Disbursements for capital expenditures	(985,146)	(1,148,723)	(1,507,598)
Net Disbursement related to GlobalWave Joint Venture	—	(178,786)	—
Proceeds from sales of marketable equity securities	430,934	—	—

Net Cash used in investing activities	(554,212)	(1,327,509)	(1,507,598)
Cash flows from financing activities:
Proceeds from sale of Common Stock in Private Placement	6,562,180	—	—
Proceeds from sale and conversion of preferred stock	4,780,540	—
Proceeds from exercise of employee stock options	2,868,916	44,099	754,953
Proceeds from the exercise of warrants granted in connection with sales of preferred stock	2,493,390	—	—

Total Proceeds from issuance of newly issued equity	16,705,026	44,099	754,953
Proceeds from repayment (Issuance) of officer notes receivable	1,135,320	164,319	(1,299,640)
Payment of dividends on preferred stock	(212,517)	—	—

Total Cash provided from financing activities	17,627,829	208,418	(544,687)

Net Decrease in Cash	$(1,402,819)	$(30,215,995)	$(40,266,771)

Cash used in operations

        The amount of cash used in operations decreased significantly in each of the three years presented from $38,214,486 used for the year ended December 31, 2001, to $29,096,904 used for the year ended

December 31, 2002 to $18,476,436 used for the year ended December 31, 2003. The decease in cash used in operations was, in large part, the result of the reduction in the Net Losses reported by Wave over the three year period as shown above, and as discussed in the previous Results of Operations section. In addition, the table above shows the significant items that were added back or subtracted from the Net Loss, as reported, that are either non-cash elements of the Net Losses or operating-related cash receipts and disbursements that are not reported in the Statement of Operations, to arrive at the amount of cash used by operating activities.

  Adjustments to reconcile Net Loss to cash used in operating activities

        These amounts represent items reported in Wave's Statement of Operations, that do not represent an outlay or receipt of cash in the year that they are reported under generally accepted accounting principals. These items, and their fluctuations from year to year, are described in the Results of Operations section above. These items in the aggregate make up a significant portion of the differences between the reductions in Wave's reported Net Losses year over year, versus the differences in the reductions in cash used in operations over each of the periods. These items resulted in add-backs of $1,282,427, $14,777,100 and $12,919,838 for the years ended December 31, 2003, 2002 and 2001, respectively, to the reported Net Losses, due to large loss items included in the reported Net Loss that did not involve the outlay of cash in the periods. In addition, there were changes in asset and liability accounts and other adjustments, primarily for the pay down of accounts payable and accrued expenses and purchases of inventory as detailed above which represent additional uses of cash in each of the three years, and the receipt of $1,026,365 for the liquidation of other assets (this was for the return of security deposits in connection with expired leases) in 2002. Accordingly, while the overall Net Loss decreased by $23,872,607 (from $43,467,405 to $19,594,798) for the year ended December 31, 2003 versus the year ended December 31, 2002, cash used in operating activities decreased by the lesser amount of $10,620,468 (from $29,096,904 to $18,476,436.) Conversely, while the overall Net Loss decreased by $5,233,652 (from $48,701,057 to $43,467,405) for the year ended December 31, 2002 versus the year ended December 31, 2001, cash used in operating activities decreased by the greater amount of $9,117,582 (from $38,214,486 to $29,096,904), mainly due to more cash having been used to pay down trade payables and accrued expenses in 2001, and cash received in 2002 for the reimbursement of security deposits on leases.

Cash Flows from investing activities

        As displayed in the table above, cash used in investing activities consisted of funds used to acquire and develop capital assets totaling $985,146, $1,148,723 and $1,507,598 for the years ended December 31, 2003, 2002 and 2001, respectively. Such amounts included the cost of internally developed capitalized software in the amount of $580,543, $770,468 and $610,413 for each of the three years ended December 31, 2003, 2002 and 2001, respectively. Wave expects to continue to acquire fixed assets primarily to replace computer equipment to be used internally and to develop capitalized software products to be licensed to customers. These expenditures are expected to continue at approximately the same level as the 2003 expenditures.

        During 2003, Wave sold 332,500 shares of the common stock of SSP for total proceeds of $430,934 in open market transactions, at an average selling price of $1.30 per share net of broker commissions. Wave owned approximately 16.8% of the outstanding common stock of SSP prior to the sales. As of December 31, 2003, Wave owned approximately 16.5% of the outstanding common stock of SSP.

Cash Flows from financing activities

        Because Wave did not have sufficient cash on hand, nor did it generate sufficient revenues to fund the amount of cash used for operations and acquisition and development of capital assets for the year ended December 31, 2003, we needed to finance much of our operations through the sale of newly issued common stock as described below. In addition, Wave received funds from the repayment of notes receivable with an officer and a former officer of Wave, including $281,000 that was repaid with the proceeds of a bonus that was awarded to the officer to repay his loan.

  Proceeds from Issuance of Newly Issued Equity Securities

  Private Placement of Common Stock

        On November 18, 2003, Wave issued 3,725,263 shares of its Class A Common Stock at a price of $1.90 per share and granted warrants to purchase 931,309 shares of Class A Common Stock at an exercise price of $2.62 per share in a private placement to a group of accredited investors for proceeds of approximately $6,562,000, net of issuance costs of approximately $516,000. The warrants have a three (3) year term. In addition, in connection with the transaction, Wave incurred commissions of $218,000 for the fair market value of warrants granted to placement agents to purchase approximately 161,595 shares of Wave's Class A Common Stock. The warrants granted to the placement agents are also exercisable at a price of $2.62 per share and have a 3 year life as well. If exercised in full, the warrants granted in connection with this financing will generate up to an additional $2,864,000, at the exercise price. Pursuant to a registration rights agreement entered into with the accredited investors for the sales of these shares, Wave agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the Class A Common Shares sold and those underlying the warrants, and bear all expenses therefrom. Wave filed the registration statement on Form S-3 covering the resale of the shares on January 20, 2004. On February 12, 2004 the registration statement was declared effective by the Commission.

  Series H Preferred Stock and Warrant

        On April 30, 2003, Wave completed a private placement of 548.5 shares of its Series H Convertible Preferred Stock (the "Series H Stock") and warrants to purchase Wave's Class A Common Stock for an aggregate purchase price of $5,485,000, with a group of institutional and accredited investors. Wave realized aggregate proceeds of $4,780,540 net of commissions and other cash fees of $704,460, in connection with the transaction. In addition, Wave incurred commissions of $315,969 for the fair market value of warrants granted to placement agents to purchase 322,270 shares of Wave's Class A Common Stock at $0.01. All of the warrants granted to the placement agents have been exercised as of December 31, 2003 for proceeds of $3,223. As of December 31, 2003 all 548.5 shares of Series H Stock were converted at a conversion price of $0.76 into 7,217,105 shares of Class A Common Stock. In addition, 2,632,311 shares of Class A Common Stock were issued in connection with the exercise of Series H Warrants for net proceeds of $2,490,167. Series H Warrants to acquire 65,789 shares of Class A Common Stock remain outstanding as of March 1, 2004.

        The Series H Warrants were initially exercisable for a total of 3,608,556 shares of Class A Common Stock on the trading day following the date of Wave's 2003 annual meeting of stockholders, had an initial exercise price of $1.13 per share and a five (5) year life. During September 2003 the terms of the Series H Purchase Agreement and other documents governing the Series H Stock and the Series H Warrants were modified, pursuant to a letter agreement and waiver (collectively the "Waiver") whereby, each holder that executed the Waiver was required to convert their Series H Stock on the effective date of the Waiver and agreed to allow Wave to reduce their Series H Warrant shares by the holders' proportion of a 900,000 reduction in the total number of Series H Warrant shares. Also, pursuant to the Waiver, the exercise price of the Series H Warrants was reduced from $1.13 to $1.00 for the holders that signed the Waiver. Dividends on the Series H Stock accrued on the initial liquidation preference amount of each share ($10,000) at an annual rate of 10%, and would have increased to 12% on April 30, 2004. Dividends were payable out of any assets legally available to pay dividends when and if declared by the board of Directors of Wave, upon liquidation of the Series H Stock or upon conversion of the Series H Stock. Dividends paid for the year ended December 31, 2003 totaled $212,517.

  Exercise of Employee Stock Options

        During 2003, employees exercised stock options resulting in the issuance of 1,340,739 shares of Wave Class A Common Stock for proceeds of $2,868,916, at an average price per share of $2.14. As of March 1, 2004, "in the money" employee stock options to purchase approximately 1,634,000 shares of Class A Common Stock were outstanding.

  Proceeds from repayment of officer notes receivable

        Prior to the enactment of the Sarbanes-Oxley Act of 2002, Wave had made loans to certain of its officers. Some of the loans were extended beyond their original terms by one year. These loans and the extensions thereon, were granted to the officers, prior to the enactment of the Sarbanes-Oxley Act of 2002, to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers selling large blocks of shares. All loans to officers were paid in full as of December 31, 2003. Loans receivable from officers were $1,277,860 with a reserve of $999,518 for a net balance of $278,342 as of December 31, 2002. Details with respect to the officer loans are as follows:

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bore interest at a rate per annum equal to 1% over the prime interest rate. Interest on the loan accrued monthly and was payable at maturity. The terms of the loan were substantially equivalent to market terms at that time. The due date of the demand note was subsequently extended until March 26, 2003. As of March 26, 2003 the loan balance, including accrued interest thereon was $281,399. On March 27, 2003, the Compensation Committee approved a bonus in an amount equal to Mr. Feeney's obligations with respect to such loan and accrued interest. Proceeds of this bonus were used to repay the loan and all interest accrued on such loan. The bonus was granted during the year so that Mr. Feeney could repay his loan, rather than at fiscal year end when bonuses are usually awarded. The factors used in granting this bonus were the amount of the loan, the ability of Mr. Feeney to repay the loan and the impact that non-repayment of the loan would have had on Mr. Feeney's abilities to fulfill his duties for Wave. Wave no longer intends to award bonuses to executive officers or directors in order for them to repay outstanding loans because there are no outstanding loans to any current executive officers or directors and the Sarbanes- Oxley Act of 2002 prohibits any future such loans. The largest aggregate amount outstanding with respect to indebtedness of Mr. Feeney during the year ended December 31, 2003 was $281,399. Wave intends to take this bonus into account when considering future bonus awards to Mr. Feeney.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, former Chairman of Wave evidenced by demand notes for $713,320 dated February 27, 2001, $184,500 dated July 25, 2001 and $164,000 dated September 5, 2001 for a total of $1,062,000. These demand notes carried terms of one year and bore interest at a rate per annum equal to 1% over the prime rate of interest. Interest on the loans accrued monthly and was payable at maturity. The terms of the loans were substantially equivalent to market terms at that time. Two of the loans in the amount of $713,320 and $184,500 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates, prior to the enactment of the Sarbanes-Oxley Act of 2002. The remaining loan that had an original face value of $164,319, the balance of which was $174,391 including accrued interest, came due in September 2002. On November 12, 2002, the Compensation Committee approved the payment of a bonus that Mr. Sprague used to repay the $164,319 balance of the note plus accrued interest of $10,072. This bonus was granted during the year so that Mr. Sprague could repay his loan, rather than at fiscal year end when bonuses are usually awarded. This bonus was awarded based on the same factors as the bonus awarded to Mr. Feeney. Wave had recorded a reserve for uncollectibility for 100% of the loans that were outstanding as of

December 31, 2002, which totaled $999,518, because the Company had determined that there was substantial doubt as to Mr. Sprague's ability to repay the loans. Mr. Sprague resigned as Chairman of Wave as of March 31, 2003 and was appointed Chairman and Chief Executive Officer of Wavexpress. As of August 14, 2003, Mr. Sprague repaid the entire balance outstanding as of that date of $1,028,087, consisting of $897,820 in original principal and $130,267 in interest from origination through the date of repayment. Accordingly, Wave reversed the reserve previously established in the amount of $999,518 and recorded interest income of $28,569 in its Statement of Operations for the year ended December 31, 2003.

        Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a written policy prohibiting future loans to officers and directors.

Summary Analysis of historical cash flows and future outlook

        It is evident from the table above that Wave's use of cash to fund operations has decreased significantly over the three year period presented. The detailed discussion of this trend is presented in the analysis of the results of operations above. In addition, Wave needed to raise a significant amount of additional funds primarily from issuing new shares of common stock as detailed in the above discussion of cash flows from financing activities.

  Liquidity Requirements and Future Sources of Capital

        Wave estimates that its total expenditures to fund operations for the year ending December 31, 2004 will be approximately $18,000,000, including research and development (including capitalized product development), acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

        Expected sources of capital include the following:

  •
  cash on hand of $8,818,000 as of December 31, 2003

  •
  sales of marketable securities valued at approximately $6,325,000 as of December 31, 2003

  •
  gross margin contribution from sales and licensing of products

  •
  additional financings

        Given Wave's capital requirements for the year ending December 31, 2004 as indicated above, the cash on hand of $8,818,000 as of December 31, 2003, by itself will not be sufficient to fund its operations for the full year ending December 31, 2004. An additional source of cash to fund operations for 2004 will likely come from the sales of its marketable securities valued as of December 31, 2003 at approximately $6,325,000, which consist of 4,550,583 shares of SSP's common stock. Wave may sell some or all of its holdings in SSP, as needed to fund its operations during 2004. As of March 1, 2004, Wave has sold 1,020,300 shares of SSP common stock for total proceeds of approximately $1,765,000.

  Revenue outlook

        During 2003, Wave began licensing its EMBASSY Trust Suite software through bundling arrangements with OEMs with whom it signed contracts with during the year. In addition, Wave received revenues from software development and other services. Total cash received from all revenue sources in 2003 totaled approximately $227,000. Wave has received forecasts from its partner OEMs with which it currently has bundling contracts that will generate license royalty revenues. Although these forecasts indicate an upward trend in revenue for 2004, because of the early stage of Wave's market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues. Wave continues to work with its current partners and customers to introduce and promote its existing software products and new software products which are under development in an effort to expand the market for hardware-based secure computing and thereby increase its market share and revenues. However, because TCG hardware security is still a new, developing category within the computer security market, the ultimate size of this market and the timeframe for its development are unknown and difficult to predict. Wave will also continue to pursue hardware sales and licensing of its proprietary EMBASSY Trust System, primarily in government-related security markets and financial markets, although currently has only a de minimus backlog of orders at this time for such sales. In addition, the company is exploring and pursuing contracts that will pay Wave for non-recurring engineering development services, although no such firm orders currently exist.

        Wavexpress has likewise begun to enter into contracts with customers for its broadband media distribution services. The types of contracts that Wavexpress has entered into thus far are by and large revenue sharing arrangements, whereby the customer's end-users pay a subscription fee to receive the service, and Wavexpress and the customer have a contractually agreed upon revenue sharing arrangement, in exchange for Wavexpress licensing its applications to the customer. Given that this is a new type of service, it is difficult to predict the subscription levels and therefore the revenue that will be generated from these contracts. In addition, Wavexpress has a number of additional customer prospects with whom it may close business in 2004; however, it is also difficult to predict the number of contracts that it will enter into during the year.

  Known Trends and Uncertainties affecting future cash flows

        From the discussion above, Wave's cash and marketable securities on hand will not, on their own, be sufficient to fund operations for the full year-ending December 31, 2004. Furthermore, given the uncertainties described above with respect to Wave's revenue outlook for 2004, there exists a reasonably high likelihood that additional funding will need to be generated, in the event that revenues are not sufficient to cover operating expenses. Also, given the unpredictability of revenues, and the time to complete a debt or equity financing, the company will likely be required to raise additional capital through either a debt or equity financing in order to continue as a going concern in 2004. Alternatively, Wave will be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives. The amount of any such financing is unknown at this time. However, in the event that revenues do not grow substantially and given the available cash and marketable securities currently on hand, it is likely that Wave will be required to generate at least $3,000,000 in additional funding to continue in business through the end of 2004. It should also be noted that the market price of SSP's common stock is and has historically been volatile, and there is not certainty such market price will not go down thereby reducing the amount of capital available from this investment.

  Other uncertainties that may impact the future business outlook

        Uncertainty exists with respect to the legal matters that are currently pending including the formal SEC investigation and several class action securities and derivative shareholder lawsuits that have been served on Wave. There is uncertainty as to the amount of legal costs that Wave may incur in addressing these matters. In addition, the extent of any impact due to negative publicity or perceived negative publicity is not known, however it is not unlikely that this negative publicity may be an impediment to Wave realizing its operational objectives until these matters are resolved, if indeed they are resolved in a non-damaging manner.

        Because the information security services market and the TCG hardware security category in particular are in early stages of development, customer requirements may change or new competitive pressures can emerge which could require a shift in product development and/or market strategy. Should such shifts occur, it may require development, marketing and sales strategies to re-start or expand which would likely increase operating costs, requiring additional capital. Such shifts have occurred several times throughout Wave's history, requiring significant changes in strategy and business plan.

        Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures both in terms of the amount which will likely be required for research and development and sales and marketing to increase market awareness, beyond 2004. Therefore, if Wave is not able to begin to generate significant revenues by the end of 2004 to cover its operating costs, it will need to generate capital from other sources, and the likelihood is Wave will need to raise funds through either issuing additional common stock, preferred stock and/or debt to fund its operations beyond 2004.

  Commitments

        Wave has no significant commitments other than with respect to operating leases for its facilities, which are listed below:

	Less than one year	One to three years	Three to five years	Total
Operating leases commitments	$812,000	$1,475,000	$48,000	$2,335,000

  Net Operating Loss Carryforwards

        As of December 31, 2003, Wave had available net operating loss carryforwards for Federal income tax purposes of approximately $202 million, which expire beginning in 2004 through 2023. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following.

  Going Concern Opinion

        Wave's consolidated financial statements as of December 31, 2003 have been prepared under the assumption that we will continue as a going concern. Wave's independent auditors, KPMG LLP, have issued a report dated March 12, 2004, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern. (See Note 2 to Wave's consolidated financial statements.)

Recent Accounting Pronouncements

        None that materially impact the Company.

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

        Wave's investment portfolio consists of a minority equity investment in SSP Solutions, a publicly traded company. As of December 31, 2003, we held 4,550,583 shares of common stock, representing a 16.35% equity interest in SSP. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. This investment is inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. For the year ended December 31, 2003, we recorded an unrealized gain on this investment of approximately $3.6 million as a separate component of stockholders' equity. We recorded charges against earnings associated with losses in value on our investment in SSP that were considered to be "other than temporary" of $11.5 million and $1.7 million for the years ended December 31, 2002 and 2001, respectively. Despite the unrealized gain that was recognized for the year ended December 31,

2003, our investment in these shares is subject to potentially significant declines in value. The following table presents the hypothetical change in fair values of Wave's investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through January 16, 2004:

	Fair Market Value ("FMV") at the lowest closing price from January 1, 2001 through January 16, 2004	FMV as of December 31, 2003	FMV at the highest closing price from January 1, 2001 through January 16, 2004
Corporate Equities	$2,275,292	$6,325,310	$21,663,848
Percentage decrease from highest closing price	89%	71%	—
Percentage decrease from FMV as of December 31, 2003	64%	—	—

        Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 64% and 89% of the fair market value of these investments as of December 31, 2003. The amount of such hypothetical future losses in fair market value would be equal to $4,048,000, $4,491,000 and $5,630,000, using hypothetical losses of 64%, 71% and 89%, respectively. It should be noted however that Wave has sold approximately 1,020,000 at an average price of $1.73 in the first quarter of 2004, therefore was able to realize gains on a portion of its portfolio, subsequent to December 31, 2003.

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

Item 9A.    Controls and Procedures

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

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information concerning Wave's directors and executive officers will appear in Wave's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the caption "Election of Directors." Such information is incorporated herein by reference.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in Wave's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the caption "Compliance with Section 16(a) of the Exchange Act." Such information is incorporated herein by reference.

        Information concerning Wave's Audit Committee will appear in Wave's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the caption "The Board of Directors and its Committees" Such information is incorporated herein by reference.

        Wave's Board of Directors has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer (the "Code of Ethics"). The Code of Ethics will be posted on Wave's Internet website at www.wave.com before the 2004 annual meeting of stockholders. Wave intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics that relates to a substantive amendment or material departure from a provision of the Code of Ethics by posting such information on its internet website at www.wave.com.

Item 11.    Executive Compensation

        Information regarding executive compensation will appear in Wave's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the caption "Executive Compensation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in Wave's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions will appear in Wave's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2004, under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
(1)    Financial Statements:

Page(s)
Index to Consolidated Financial Statements	F-1
Independent Auditors' Report	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for each of the years ended December 31, 2003, 2002 and 2001 and for the period from February 12, 1988 (inception) through December 31, 2003	F-4

Consolidated Statements of Stockholders' Equity (Deficiency) and Other Comprehensive Income (Loss) for each of the years ended December 31, 2003, 2002 and 2001 and for the period from February 12, 1988 (inception) through December 31, 2003	F-5
Consolidated Statements of Cash Flows for each of the years ended December 31, 2003, 2002 and 2001 and for the period from February 12, 1988 (inception) through December 31, 2003	F-11
Notes to Consolidated Financial Statements	F-13
(a)
(2)    Financial Statement Schedules:

    All schedules have been omitted since they are either not required or not applicable.

(a)
(3)    Exhibits:

Exhibit No.		Description of Exhibit
3.1*	—	Restated Certificate of Incorporation of Wave (incorporated by reference to Exhibit 3.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)
3.2*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.1*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.2*	—	Form of Representative's Warrant Agreement, including the form of Representative's Warrant (incorporated by reference to Exhibit 4.2 of Wave's Registration Statement on Form S-1, File No. 33-75286).
4.3*	—	Certificate of Designation of Series B Preferred Stock of Wave as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on June 6, 1996, File No. 0-24752)
4.4*	—	Certificate of Designation of Series C Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on January 8, 1997, File No. 0-24752)
4.5*	—	Certificate of Designation of Series D Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on June 3, 1997, File No. 0-24752)

4.6*	—	Certificate of Designation of Series F Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 9, 1997 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on October 15, 1997, File No. 0-24752)
4.7*	—	Certificate of Designation of Series G Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on March 19, 1998, File No. 0-24752)
4.8*	—	Certificate of Designation of Series H Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on April 30, 2003 (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed on May 5, 2003, File No. 0-24752)
+10.1*	—	Joint Technology Development Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)
+10.2*	—	License and Cross-License Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.3 of Wave's Registration Statement on Form S-1, File No. 33-75286)
10.3*	—	Amendment to License and Cross-License Agreement, dated as of August 27, 1993, between The Titan Corporation and Wave (incorporated by reference to Exhibit 10.4 of Wave's Registration Statement on Form S-1, File No. 33-75286)
10.4*	—	Amended and Restated License Agreement, dated February 14, 1994, by and among Wave, Peter J. Sprague and John R. Michener (incorporated by reference to Exhibit 10.5 of Wave's Registration Statement on Form S-1, File No. 33-75286)
†10.5*	—	Wave's Amended and Restated 1994 Stock Option Plan (incorporated by reference to Wave's Notice of Special Meeting of Stockholders on Schedule 14A filed on October 16, 2003, File No. 33-75286)
†10.6*	—	Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7 of Wave's Registration Statement on Form S-1, File No. 33-75286)
†10.7*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
10.8*	—	Addendum to License and Cross-License Agreement, dated February 28, 1997, between The Titan Corporation and Wave (incorporated by reference to Exhibit 10.10 of Wave's Annual Report on Form 10-K, filed on March 24, 1997, File No. 0-24752).
†10.9*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).
†10.10*	—	Employment Contract, dated November 10, 1998, between Steven Sprague and Wave (incorporated by reference to Exhibit 10.19 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).
10.11*	—	Asset Purchase Agreement dated August 13, 2000, by and among Wave and Indigo Networks, LLC (incorporated by reference to Exhibit 99.1 of Wave's Current Report on Form 8-K, filed on September 15, 2000, File #0-24752)

10.12*	—	Office Building Lease dated October 20, 2002 between Stevens Creek Investors, LLC and Wave (incorporated by reference to Exhibit 10.13 of Wave's Annual Report on Form 10-K, filed on March 31, 2003, File #0-24752)
10.13*	—	Form of Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.15 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
10.14*	—	First Amendment to Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.16 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
10.15*	—	Termination Agreement and Mutual Release between Wave Systems Corp. and SSP Solutions, Inc. dated September 30, 2002 (Incorporated herein by referenced to Exhibit 10.1 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)
10.16*	—	Subordinated Convertible Promissory Note between Wave Systems Corp. and SSP Solutions, Inc. dated September 30, 2002 (Incorporated herein by referenced to Exhibit 10.2 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)
10.17*	—	Share Purchase Agreement between Redwave plc, GlobalWave Group plc and Wave Systems Corp. dated June 19, 2002 (Incorporated herein by referenced to Exhibit 10.3 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)
10.18*	—	GlobalWave Group plc Notice of Extraordinary General Meeting dated June 20, 2002 (Incorporated herein by referenced to Exhibit 10.4 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)
10.19*	—	Joint Venture Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.20 of Wave's Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)
10.20*	—	Stockholder Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.21 of Wave's Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)
21.1*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
23.1	—	Consent of Independent Auditors—KPMG LLP
31.1	—	Section 302 Certification by Steven K. Sprague, President and Chief Executive Officer
31.2	—	Section 302 Certification by Gerard T. Feeney, Chief Financial Officer
32.1	—	Section 906 Certification
99.1*	—	Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the "First Purchase Agreement"), by and among Wave and the purchasers of the Series H Convertible Preferred Stock (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).

99.2*	—	Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the "Second Purchase Agreement"), by and between Wave and an individual purchaser (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).
99.3*	—	Form of Registration Rights Agreement by and among Wave and the purchasers of the Series H Convertible Preferred Stock, dated as of April 30, 2003 (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).
99.4*	—	Form of Warrant issued by Wave pursuant to the First Purchase Agreement to each of the purchasers of the Series H Convertible Preferred Stock, dated as of April 30, 2003 (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).
99.5*	—	Form of Warrant issued by Wave pursuant to the Second Purchase Agreement to the individual purchaser, dated as of April 30, 2003 (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).
99.6*	—	Form of Warrant issued by Wave to the placement agent and sub-placement agents, dated as of April 30, 2003 (Incorporated by reference to Wave's Form S-3 filed on May 14, 2003 (Registration No. 333-99469)).
99.7*	—	Letter Amendment to First Purchase Agreement and Second Purchase Agreement effected on August 11, 2003 (Incorporated by reference to Wave's Form 8-K filed on August 12, 2003).
99.8*	—	Form of Letter Agreement to the Series H Convertible Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).
99.9*	—	Form of Waiver to the Series H Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).
99.10*	—	Securities Purchase Agreement, dated as of November 18, 2003, by and among Wave and purchasers of the Class A common stock. (Incorporated by reference to Wave's registration statement filed on Form S-3/A filed on February 12, 2004. (Registration No. 333-112017.))
99.11*	—	Form of Warrant issued by Wave to each of the purchasers of the Class A Common Stock and the placement agents, dated as of November 18, 2003 with the schedule of holders attached thereto. (Incorporated by reference to Wave's Form 8-K/A filed on February 13, 2004).
99.12*	—	Registration Rights Agreement by and among Wave and the purchasers of the Class A Common Stock, dated as of November 18, 2003. (Incorporated by reference to Wave's Form 8-K/A filed on February 13, 2004).
99.13*	—	Demand Note, dated March 26, 2001 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.1 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.14*	—	Demand Note, dated February 27, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.2 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.15*	—	Demand Note, dated July 25, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.3 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

99.16*	—	Demand Note, dated September 5, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.4 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.17*	—	Allonge to Demand Promissory Note, dated March 26, 2002 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.6 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003 (File #0-24752))
99.18*	—	Allonge to Demand Promissory Note, dated February 27, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.7 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003 (File #0-24752))
99.19*	—	Allonge to Demand Promissory Note, dated July 25, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.8 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003 (File #0-24752))

*
Incorporated herein by reference

+
Confidential treatment has been granted as to portions of this exhibit.

†
Management contract or compensatory plan.

(b)
Reports on Form 8-K

  Form 8-K filed on December 19, 2003.
  Form 8-K filed on November 25, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2004

WAVE SYSTEMS CORP.
By:	/s/ STEVEN K. SPRAGUE Name: Steven K. Sprague Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN SPRAGUE Steven Sprague	President, Chief Executive Officer and Director	March 18, 2004
/s/ JOHN E. BAGALAY, JR. John E. Bagalay, Jr.	Chairman	March 18, 2004
/s/ GEORGE GILDER George Gilder	Director	March 18, 2004
/s/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	March 18, 2004
/s/ NOLAN BUSHNELL Nolan Bushnell	Director	March 18, 2004
/s/ GERARD T. FEENEY Gerard T. Feeney	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer of the Registrant)	March 18, 2004

Index to Consolidated Financial Statements

Page(s)
Independent Auditors' Report	F-2
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-3
Consolidated Statements of Operations for each of the years ended December 31, 2003, 2002 and 2001 and for the period from February 12, 1988 (inception) through December 31, 2003	F-4

Consolidated Statements of Stockholders' Equity (Deficiency) and Other Comprehensive Income (Loss) for each of the years ended December 31, 2003, 2002 and 2001 and for the period from February 12, 1988 (inception) through December 31, 2003	F-5
Consolidated Statements of Cash Flows for each of the years ended December 31, 2003, 2002 and 2001 and for the period from February 12, 1988 (inception) through December 31, 2003	F-11
Notes to Consolidated Financial Statements	F-13

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 and for the period from February 12, 1988 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

                      KPMG LLP

Boston, Massachusetts
March 12, 2004

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$8,818,305	$10,221,124
Cash Collected on Behalf of Charities	211,717	235,553
Marketable securities	6,325,310	—
Notes Receivable from Officers	—	278,342
Inventories	—	1,112,818
Prepaid expenses and other receivables	205,472	574,316

Total current assets	15,560,804	12,422,153
Marketable Equity Securities	—	2,881,016
Property and equipment, net	2,286,876	2,542,765
Other assets	312,750	363,438

Total Assets	18,160,430	18,209,372

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	2,836,524	3,404,377
Due to Charities	243,197	263,156
Deferred Revenue	74,222	—

Total current liabilities	3,153,943	3,667,533
Liability for warrants containing cash settlement provisions	991,851	—

Total Liabilities	4,145,794	3,667,533
Stockholders' Equity:
Common Stock, $.01 par value. Authorized 75,000,000 shares as Class A; 67,128,106 shares issued and outstanding in 2003 and 51,771,918 in 2002	671,281	517,720
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 205,725 shares issued and outstanding in 2003 and 324,225 in 2002	2,057	3,242
Capital in excess of par value	262,387,155	247,112,405
Deficit accumulated during the development stage	(252,686,326)	(233,091,528)

Accumulated other comprehensive income—unrealized gain on marketable securities	3,640,469	—

Total stockholders' equity	14,014,636	14,541,839

Total Liabilities and Stockholders' Equity	$18,160,430	$18,209,372

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Operations

Years ended December 31, 2003, 2002, 2001 and the
period from February 12, 1988 (date of inception)
through December 31, 2003

	2003	2002	2001	Period from February 12, 1988 through December 31, 2003
Net Revenues:
Product	$3,350	$121,974	$192,506	$489,464
Services	65,343	310,573	430,724	806,640
Licensing and Other	120,670	14,041	68,895	626,569

Total Net Revenues	189,363	446,588	692,125	1,922,673

Cost of sales:
Product	2,870	64,769	135,134	283,925
Services	12,948	132,582	227,124	372,654
Licensing and Other	39,361	4,857	7,701	174,998

Total Cost of Sales	55,179	202,208	369,959	831,577

Gross profit	134,184	244,380	322,166	1,091,096
Operating expenses:
Selling, general and administrative	12,698,682	19,188,046	24,184,317	140,358,641
Research and development	7,384,708	12,009,713	17,691,051	91,347,397
Inventory Provision	1,114,442	—	—	1,114,442
Amortization of Goodwill	—	—	1,720,632	2,294,176
Write-off of Intangibles and other Impaired Assets	—	1,571,031	1,761,917	3,332,948
Restructuring Costs and other special charges	—	726,280	—	726,280
Write-off of Goodwill	—	—	2,284,570	3,054,456
In Process research and development expense	—	—	—	2,176,000
Acquisition Costs	—	—	—	1,494,000
Aladdin license expense	—	—	—	3,889,000

	21,197,832	33,495,070	47,642,487	249,787,340
Other income (expense):
Interest income	74,822	477,902	2,688,105	10,266,123
Interest expense	—	—	—	(1,695,461)
Equity in net losses of GlobalWave	—	—	(2,332,159)	(5,738,650)
Loss on Other than Temporary Decline in Marketable Equity Securities	—	(11,513,099)	(1,736,682)	(13,249,781)
Gain on Sale of Marketable Securities	234,759	—	—	777,216
Gain on termination of development contract	—	1,818,000	—	1,818,000
Liquidated Damages	(155,716)	—	—	(155,716)
Unrealized Gain on decrease in value of warrant liability	263,097	—	—	263,097
Recovery of (Provision for loss on) officer note receivable	999,518	(999,518)	—	—
License fee	—	—	—	5,000,000
License warrant cost	—	—	—	(1,100,000)
Other income (expense)	52,370	—	—	(174,910)

	1,468,850	(10,216,715)	(1,380,736)	(3,990,082)

Net loss	(19,594,798)	(43,467,405)	(48,701,057)	(252,686,326)
Accrued dividends on preferred Stock (including $5,485,000 of accretion of discount in 2003)	5,697,518	—	—	10,048,115

Net loss to common stockholders	$(25,292,316)	$(43,467,405)	$(48,701,057)	$(262,734,441)

Loss per common share—basic and diluted	$(.45)	$(0.85)	$(.97)	$(11.62)

Weighted average number of common shares outstanding during the period	55,887,384	51,135,548	49,949,875	22,605,751

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
								Note receivable from stockholder
					Capital in excess of par value		Deferred compensation
	Shares	Amount	Shares	Amount					Total
Shares issued to founders at $.003 per share	—	$—	4,680,000	$46,800	$(31,200)	$—	$—	$—	$15,600
Shares issued at $1.25 per share, net of expenses of $36,574 from September through November 1988	—	—	300,000	3,000	335,426	—	—	—	338,426
Net loss for period ended December 31, 1988	—	—	—	—	—	(326,832)	—	—	(326,832)

Balance at December 31, 1988	—	—	4,980,000	49,800	304,226	(326,832)	—	—	27,194
Shares issued at $1.25 per share, net of expenses of $68,750, from January through December 1989	—	—	270,000	2,700	266,050	—	—	—	268,750
Shares issued at $1.25 per share in July 1989 as compensation for services rendered	—	—	1,920	19	2,381	—	—	—	2,400
Shares issued by principal stockholders at $1.25 per share in December 1989 as compensation for services rendered	—	—	—	—	374,000	—	—	—	374,000
Net loss for year ended December 31, 1989	—	—	—	—	—	(982,186)	—	—	(982,186)

Balance at December 31, 1989	—	—	5,251,920	52,519	946,657	(1,309,018)	—	—	(309,842)
Shares issued by principal stockholder at $1.25 per share in March 1990 as compensation for services rendered	—	—	—	—	56,250	—	—	—	56,250
Shares issued by principal stockholder at $.50 per share in March 1990 as compensation for services rendered	—	—	—	—	60,000	—	—	—	60,000
Shares issued at $1.67 per share in May 1990 as compensation for services rendered	—	—	6,000	60	9,940	—	—	—	10,000
Shares issued at $1.67 per share, net of expenses of $5,000 in March, April, November and December 1990	—	—	390,000	3,900	641,100	—	—	—	645,000
Net loss for year ended December 31, 1990	—	—	—	—	—	(1,178,129)	—	—	(1,178,129)

Balance at December 31, 1990	—	—	5,647,920	56,479	1,713,947	(2,487,147)	—	—	(716,721)
Shares issued at $1.67 per share from March through November 1991	—	—	315,000	3,150	521,850	—	—	—	525,000
Shares issued at $1.67 per share in November 1991 as compensation for services rendered	—	—	19,800	198	32,802	—	—	—	33,000
Net loss for year ended December 31, 1991	—	—	—	—	—	(1,009,368)	—	—	(1,009,368)

Balance at December 31, 1991	—	—	5,982,720	59,827	2,268,599	(3,496,515)	—	—	(1,168,089)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
								Note receivable from stockholder
					Capital in excess of par value		Deferred compensation
	Shares	Amount	Shares	Amount					Total
Balance at December 31, 1991	—	—	5,982,720	59,827	2,268,599	(3,496,515)	—	—	(1,168,089)
Shares issued at $1.67 per share from January through October 1992	—	—	708,000	7,080	1,172,920	—	—	—	1,180,000
Shares issued at $1.67 per share in May 1992 in connection with License and Cross-License Agreement	—	—	674,976	6,750	1,118,210	—	—	—	1,124,960
Shares issued at $1.67 per share in May 1992 as compensation for services rendered	—	—	18,000	180	29,820	—	—	—	30,000
Shares issued at $2.50 per share in May and November 1992 as compensation for services rendered	—	—	771,000	7,710	1,919,790	—	—	—	1,927,500
Shares issued at $2.50 per share, net of expenses of $7,500, in November and December 1992	—	—	323,001	3,230	796,773	—	—	—	800,003
Shares issued by principal stockholder in December 1992 at $2.50 per share as compensation for services rendered	—	—	—	—	75,000	—	—	—	75,000
Shares canceled in October and December 1992	—	—	(75,000)	(750)	750	—	—	—	—
Issuance of stock options at $.003 exercise price per share in June 1992	—	—	—	—	798,400	—	(398,660)	—	399,740
Amortization of deferred compensation	—	—	—	—	—	—	155,455	—	155,455
Accrued dividends on preferred stock	—	—	—	—	(6,383)	—	—	—	(6,383)
Note receivable and accrued interest from stockholder	—	—	—	—	—	—	—	(152,974)	(152,974)
Net loss for the year ended December 31, 1992	—	—	—	—	—	(4,182,638)	—	—	(4,182,638)

Balance at December 31, 1992	—	—	8,402,697	84,027	8,173,879	(7,679,153)	(243,205)	(152,974)	182,574
Shares issued at $1.67 per share in February 1993	—	—	30,000	300	49,800	—	—	—	50,100
Shares issued at $3.50 per share, net of expenses of $82,427, from April through December 1993	—	—	550,359	5,504	1,838,294	—	—	—	1,843,798
Shares issued at $3.50 per share from May to December 1993 as compensation for services rendered, for the acquisition of property and equipment and as additional interest on borrowings	—	—	73,319	733	255,884	—	—	—	256,617
Issuance of warrants to purchase Class B Common Stock from September to December 1993 in conjunction with the issuance of convertible debt	—	—	—	—	72,893	—	—	—	72,893
Amortization of deferred compensation	—	—	—	—	—	—	243,205	—	243,205
Accrued dividends on preferred stock	—	—	—	—	(38,467)	—	—	—	(38,467)
Note receivable and accrued interest from stockholder	—	—	—	—	—	—	—	(39,783)	(39,783)
Net loss for year ended December 31, 1993	—	—	—	—	—	(3,959,334)	—	—	(3,959,334)

Balance at December 31, 1993	—	—	9,056,375	90,564	10,352,283	(11,638,487)	—	(192,757)	(1,388,397)

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock			Deficit accumulated during the development stage
							Accumulated Other Comprehensive Income
					Capital in excess of par value
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2001	49,996,506	$499,965	357,083	$3,571	$244,330,985	$(189,624,123)	$(1,404,992)	$53,805,406
Net loss	—	—	—	—	—	(43,467,405)	—	(43,467,405)
Investment Loss on Marketable Securities	—	—	—	—	—	—	1,404,992	1,404,992

Comprehensive loss	—	—	—	—	—	—	—	(42,062,413)
Issuance of Class A Common Stock to acquire 60% of the remaining assets of GlobalWave, Ltd	1,700,000	17,000	—	—	2,227,000	—	—	2,244,000
Exercise of Options	42,554	426	—	—	43,673	—	—	44,099
Issuance of warrants to purchase Class A Common Stock	—	—	—	—	143,500	—	—	143,500
Compensation on Expense Employee Options Issued	—	—	—	—	367,247	—	—	367,247
Exchange of Class B Common Stock for Class A Common Stock	32,858	329	(32,858)	(329)	—	—	—	—

Balance at December 31, 2002	51,771,918	$517,720	324,225	$3,242	$247,112,405	$(233,091,528)	$0	$14,541,839
Net loss	—	—	—	—	—	(19,594,798)	—	(19,594,798)
Investment Loss on Marketable Securities	—	—	—	—	—	—	3,640,469	3,640,469

Comprehensive loss	—	—	—	—	—	—	—	(15,954,329)
Issuance of Class A Common Stock at $1.90 per share in a private placement, net of issuance costs of $515,820	3,725,263	37,253	—	—	6,524,927	—	—	6,562,180
Issuance of Class A Common Stock upon Exercise of Series H Warrants, net of issuance costs of $180,635	2,632,311	26,323	—	—	2,463,844	—	—	2,490,167
Issuance of Class A Common Stock upon exercise of warrants granted to placement agents in connection with the issuance of Series H Convertible Preferred Stock	322,270	3,223	—	—	—	—	—	3,223
Conversion of 548.5 shares of Series H Convertible Preferred Stock into Class A Common Stock at a conversion price of $0.76 per share, net of issuance costs of $75,000	7,217,105	72,171	—	—	5,412,829	—	—	5,485,000
Issuance of Class A Common Stock upon exercise of employee stock options	1,340,739	13,406	—	—	2,855,509	—	—	2,868,915
Issuance of Series H Convertible Preferred Stock and Warrants to Purchase Class A Common Stock	—	—	—	—	4,464,571	—	—	4,464,571
Dividends on Series H Convertible Preferred, including non-cash accretion of $5,485,000	—	—	—	—	(5,697,518)	—	—	(5,697,518)
Issuance of warrants to purchase Class A Common Stock					315,971	—	—	315,971
Fair market value of warrants issued in connection with private placement of Class A Common Stock	—	—	—	—	(1,254,948)	—	—	(1,254,948)
Issuance of warrants to purchase Class A Common Stock for services	—	—	—	—	43,176	—	—	43,176
Compensation expense on employee stock options issued	—	—	—	—	146,389	—	—	146,389
Exchange of Class B Common Stock for Class A Common Stock	118,500	1,185	(118,500)	(1,185)	—	—	—	—

Balance at December 31, 2003	67,128,106	$671,281	205,725	$2,057	$262,387,155	$(252,686,326)	$3,640,469	$14,014,636

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002, 2001, and the Period
From February 12, 1988 (Date of Inception) through December 31, 2003

	2003	2002	2001	Period from February 12, 1988 (date of inception) through December 31, 2003
Cash flows from operating activities:
Net loss	$(19,594,798)	$(43,467,405)	$(48,701,057)	$(252,686,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	2,284,570	3,054,456
Goodwill Amortization	—	—	1,720,632	2,294,176
Depreciation and amortization	1,241,035	2,000,705	2,531,324	10,873,166
Reserve for note from affiliate	—	—	—	1,672,934
Provision for loss on officer note receivable	(999,518)	999,518	—	—
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	—	119,000
Common stock issued in connection with License Agreement	—	—	—	1,124,960
Realized gain on marketable securities	(234,759)	—	—	(777,216)
Net losses realized on GlobalWave investment	—	—	2,332,159	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	—	3,600,199
Warrants issued as compensation for services	43,176	143,500	—	2,938,271
Issuance of warrants to Aladdin	—	—	—	2,939,000
Accrued interest on note payable	—	—	—	121,219
In Process research and development	—	—	—	2,176,000
Write-off of Impaired Assets	—	1,571,031	1,761,917	3,332,948
Loss on Other than Temporary Decline in Marketable Equity Securities	—	11,513,099	1,736,682	13,249,781
Gain on termination of development contract with SSP	—	(1,818,000)	—	(1,818,000)
Unrealized gain on decrease in value of warrant liability	(263,097)	—	—	(263,097)
Preferred stock issued for services rendered	—	—	—	265,600
Compensation associated with issuance of Stock Options	146,389	367,247	552,554	2,019,263
Amortization of deferred compensation	—	—	—	398,660
Amortization of discount on notes payable	—	—	—	166,253
Common stock issued by principal stockholder for services	—	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	74,222	(197,965)	197,965	74,222
(Increase) decrease in accrued interest on note receivable	142,540	(62,129)	(80,410)	—
(Increase) decrease in inventories	1,112,818	(530,906)	43,236	—
(Increase) decrease in prepaid expenses and other receivables	368,844	50,219	92,478	(258,708)
(Increase) decrease in other assets	50,688	1,026,365	(112,278)	(327,665)
Increase (decrease) in accounts payable and accrued expenses	(567,853)	(655,264)	(2,638,780)	3,309,179
Increase (decrease) in amounts due to charities	(19,959)	(159,897)	423,053	243,197
(Increase) decrease in cash restricted on behalf of Charities	23,836	122,978	(358,531)	(211,717)

Net cash used in operating activities	(18,476,436)	(29,096,904)	(38,214,486)	(196,066,346)

Cash flows from investing activities:
Acquisition of property and equipment	(985,146)	(1,148,723)	(1,507,598)	(12,428,623)
Investment in GlobalWave joint venture	—	(1,559,250)	—	(5,701,250)
Cash received in GlobalWave acquisition	—	1,380,464	—	1,380,464
Purchase of intangible assets	—	—	—	(2,500,000)
Short-term loans to affiliate	—	—	—	(1,672,934)
Organizational costs	—	—	—	(14,966)
Proceeds from sale of marketable equity securities	430,934	—	—	2,593,391
Exercise of warrant to acquire marketable equity securities	—	—	—	(1,620,000)

Net cash used in investing activities	(554,212)	(1,327,509)	(1,507,598)	(19,963,918)
Cash flows from financing activities:
Net proceeds from issuance of common stock	11,924,486	44,099	754,953	204,535,706
Net proceeds from issuance of preferred stock and warrants	4,780,540	—	—	16,988,570
Payment on (issuance of) note receivable from stockholder	1,135,320	164,319	(1,299,640)	—
Payment of dividends on preferred stock	(212,517)	—	—	(212,517)
Proceeds from notes payable and warrants to Stockholders	—	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	—	1,284,250
Repayments of note payable	—	—	—	(255,000)
Redemption of Preferred Stock	—	—	—	(506,440)

Net cash provided by (used in) financing activities	17,627,829	208,418	(544,687)	224,848,569
Net increase (decrease) in cash and cash equivalents	(1,402,819)	(30,215,995)	(40,266,771)	8,818,305
Cash and cash equivalents at beginning of year	10,221,124	40,437,119	80,703,890	—

Cash and cash equivalents at end of year	$8,818,305	$10,221,124	$40,437,119	$8,818,305

Supplemental information about noncash investing and financing activities:

        On March 27, 2003 Wave granted a bonus to an officer that was used to repay a note receivable in the amount of $281,399, consisting of $250,000 in principal and $31,899 in accrued interest (see note 5).

        Wave recorded accretion of discount of $5,485,000 for the nine months ended September 30, 2003 in connection with the issuance of 548.5 shares of its Series H Convertible Preferred Stock (see note 8).

        During 2003 Wave issued 7,217,105 shares of Class A Common Stock in connection with the conversion of 548.5 shares of Series H Convertible Preferred Stock, with an aggregate face value of $5,485,000 at a conversion price of $0.76 per share of Class A Common Stock.

        On July 24, 2002, 1,700,000 shares of our common stock were issued to acquire 60% of GlobalWave, Ltd., (see note 13).

        On February 2, 2001, 2,000,000 shares of our common stock were issued to acquire 3,600,000 shares of BIZ Interactive Zone, Inc. for $14,312,800 (see note 12).

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements

(1) Business of the Company

        Wave is a developer of computer security solutions for hardware based trusted computing platforms including trusted computing applications and services that are compliant with the specifications of the Trusted Computing Group ("TCG"). Wave provides a complete end-to-end suite of products and services that support hardware-based security products and create a Trusted Computing environment when implemented exclusively or in conjunction with traditional security solutions. Wave's products allow authentication, authorization and other security processes to be implemented in hardware at the PC or other platform level, creating a much more secure computing environment. The financial statements of Wave have been presented in the development stage format as prescribed by Statement of Financial Accounting Standards No. 7. Management has determined that Wave meets the criteria of a development stage enterprise as prescribed in Statement of Financial Accounting Standard No. 7 because it has devoted substantially all of its efforts since inception toward research and development activities and establishing a new business; and although planned principal operations have commenced, there has been no significant revenue from those operations.

(2) Liquidity

        The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2003 has an accumulated deficit of approximately $252.7 million. We also expect we will incur an operating loss for the calendar year of 2004. Although we currently have working capital of approximately $12.4 million, considering our current cash balance and Wave's projected operating cash requirements, we anticipate that we will need a minimum of $3,000,000 million of additional cash to satisfy our current forecasted cash flow requirements for the twelve-month period ending December 31, 2004. Wave has begun market introduction of its software products for Trusted Platforms and has signed its first distribution contracts for these applications. However, due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated in calendar 2004 to fund its cash flow requirements. Given the uncertainty with respect to Wave's revenue forecast for 2004, it is likely that we will be required to raise additional capital through either equity or debt financing in order to adequately fund our capital requirements for the year ending December 31, 2004. Furthermore, in the event that we are successful in executing our business plan for 2004, we will likely still be in a revenue shortfall position and we will need to begin to generate sufficient sales to fund operations in future years, or we will be required to raise additional capital to continue beyond 2004. Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

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

(c) Method of Accounting for Joint Ventures

        Wave accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture's operating and financial policies. The financial statements of joint ventures in which Wave owns greater than a fifty percent interest are consolidated with Wave's financial statements pursuant to APB Opinion No. 18 (see note 13).

(d) Cash and Cash Equivalents

        Wave considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are custodial with two major financial institutions.

(e) Marketable Securities

        Investments, which consist solely of equity securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, investments are classified as "trading", "available-for sale" or "held to maturity". "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Available-for-sale" securities are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders' equity. Unrealized losses that are determined to be other than temporary are recognized as charges against earnings. Factors considered when determining if an other than temporary decline has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. "Held to maturity" securities are debt securities that are intended to be held to maturity and are recorded at amortized cost. As of December 31, 2003, all of Wave's marketable equity securities are classified as available-for-sale.

(f) Inventories

        Inventories, which are stated at the lower of cost or net realizable value, consist of inventory held for resale to customers. Cost is determined on the first-in, first-out basis and includes freight and other incidental costs incurred. Wave provides inventory allowances based on excess and obsolete inventories. During the quarter ended September 30, 2003, Wave recorded a write-down of approximately $1,114,000, representing the value of its EMBASSY 2100 chips that were held in inventory. This charge was taken because of the amount of time that continued to elapse without any substantial sales of this inventory coupled with the emergence within the trusted computing market towards TCG compliant chips that have less functionality than the EMBASSY 2100 chips, but which the marketplace is more readily accepting, at this stage in the development of the trusted computing market. While Wave continues to actively pursue business opportunities for EMBASSY 2100 chips, the sales cycle for these chips if any, is further into the future, raising greater uncertainty about the recoverability of the value of this inventory. Accordingly, Wave has recorded a full reserve against the value of this inventory and recorded the charge as a separate item in its Statement of Operations rather than as an element of cost of goods sold since there have been no substantial sales of these products.

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

(h) Goodwill and Purchased Intangible Assets

        In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142") which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. After transition, the impairment tests must be performed annually. Because Wave does not have any goodwill and/or other intangible assets which qualify for the prescribed treatment under SFAS No. 142, there is no impact from the adoption of SFAS No. 142 to Wave's financial position as of December 31, 2003 and 2002 or results of operations for the years ended December 31, 2003 or 2002.

        For the year ended 2001, goodwill was amortized using the straight-line method, generally over a period of 2 to 3 years.

        Wave recorded a charge of $2,284,570 related to the impairment of goodwill and purchased intangible assets associated with the Indigo asset purchase in 2001, as Wave had realigned its resources to focus on what it considered high-growth markets and core opportunities, due to a decline in business conditions. This amount is equal to the carrying amount of the assets prior to the impairment charge.

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

(j) Stock Option Plan

        Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation Transition and Disclosure—an amendment to FASB Statement No. 123 ("SFAS No. 123"), allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price. Wave has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and SFAS No. 148.

        The following table presents Wave's pro forma net loss and loss per share as if the company had accounted for stock options under SFAS No. 123 for the years ended December 31:

	2003	2002	2001
Net loss—as reported	$(19,594,798)	$(43,467,405)	$(48,701,057)
Net loss—pro forma	(22,684,458)	(50,876,578)	(69,720,636)
Net loss to Common stockholders—as reported	(25,292,316)	(43,467,405)	(48,701,057)
Net loss to Common shareholders—pro forma	(28,381,976)	(50,876,578)	(69,720,636)
Loss per Common share—as reported	(0.45)	(0.85)	(.97)
Loss per Common share—pro forma	$(0.51)	$(0.99)	$(1.40)

        The per share weighted-average fair value of stock options granted under all plans for the years ended December 2003, 2002 and 2001 pursuant to SFAS No. 123 were $1.35, $1.62 and $2.89, respectively. The expense that would have been recognized pursuant to SFAS No. 123 and the weighted average fair values per share referred to here in were arrived at using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected Life (Years)	5	5	5
Interest Rate	3.25%	3.0%	4.0%
Volatility	125%	113%	119%
Dividend Yield	0%	0%	0%

        Wave applies APB Opinion No. 25 in accounting for its Plans. Compensation expense has been recognized in the financial statements for Stock options granted to employees at exercise prices below the market value of approximately $146,000 in 2003, $367,000 in 2002 and $553,000 in 2001. Deferred compensation for stock options granted to employees at exercise prices below market value was approximately $0 and $372,000 as of December 31, 2003 and 2002, respectively; and was being recognized over a period of three years from the date of grant.

(k) Research and Development and Software Development Costs

        Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," which requires software development costs for products that have achieved commercial marketability to be capitalized subsequent to the establishment of a product's technological feasibility and prior to general release of the product. Wave capitalized software development costs of approximately $712,000, $610,000 and $770,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

(l) Loss Per Share

        Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options, stock warrants and convertible preferred stock. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of common stock equivalents that would have been included in diluted loss per share had their effect not been anti-dilutive for the each of the years ended December 31, 2003, 2002 and 2001 were approximately 4,200,000 shares, 432,000 shares and 1,324,000 shares, respectively.

(m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Wave reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144") and SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed ("SFAS No. 86"), respectively. Wave is required to assess the recoverability of long-lived assets and capitalized software development costs basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

  •
  significant negative industry or economic trends; and

  •
  significant decline in our stock price for a sustained period.

        In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 86, when we determine that the carrying value of capitalized software development costs may not be recoverable, we evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. Changes in judgments on any of these factors could impact the value of the asset being evaluated.

(n) Revenue Recognition

        Wave's business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, Wavexpress broadband media distribution and eTMS software products, sales of hardware and development contracts. To date, our sales arrangements have not included multiple-elements, nor have our arrangements required significant modification or customization of the software, except for our contract with SSP Solutions for which we used the percentage of completion method of accounting that is described below.

        Wave follows the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

        In October 2000, we entered into a $10 million comprehensive development agreement with SSP Solutions to integrate Wave's EMBASSY Trusted Client technology into the SSP Secure Service Provider(tm) Suite to be deployed in 5 million digital set top boxes and integrated gateway products such as cable and DSL modems. In May 2001 the agreement was amended whereby under the amended terms of the agreement, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP agreed to place with Wave an open $5,000,000 purchase order for EMBASSY products. Payment terms of the agreement provided that SSP Solutions make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP Solutions failed to pay any monthly installment, within 30 days of receiving written notice by Wave that it was in default, the unpaid portion of the installment would automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP Solutions to be determined by dividing the unpaid amount by the fair market value of SSP Solutions common stock. As the contract was for a discrete project to integrate our technology with the SSP platform, revenue under the development services agreement was recognized on a percentage of completion basis in accordance with SOP 97-2 as it relates to contract accounting under SOP 81-1. Percentage complete was determined based upon the actual costs incurred compared to the total estimated costs to complete, subject to cash received and milestones accomplished. Milestones included specific software development objectives required to have been completed and accepted by SSP Solutions. As of December 31, 2002 Wave had received $555,556 in cash and had not exercised any stock appreciation rights. We have recognized approximately $198,000 and $358,000 in revenue under the development agreement for the years ended December 31, 2002 and 2001, respectively. On September 30, 2002 Wave and SSP executed the Termination Agreement and Mutual Release in connection with the development agreement referred to above whereby Wave was issued an additional 1,600,000 shares of SSP Class A Common Stock and a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000 (the "Note").

(o) Accounting for Warrants Containing Cash Settlement Provisions

        Wave follows the FASB's Emerging Issues Task Force pronouncement No. 00-19 ("EITF 00-19") to account for derivative financial instruments indexed to, and settled in our own stock. These would include financial instruments such as options or warrants to purchase Wave stock, but does not include employee stock options. EITF 00-19 requires that free standing financial instruments of this nature be classified as an asset or liability at fair value, in the event that the contract underlying any such financial instruments includes a net cash settlement provision. In addition, EITF 00-19 requires any such asset or liability to be marked to market at the end of each period, with any resulting difference in fair value to be recorded as income or loss, through the company's statement of operations, depending upon whether the difference results in a gain or loss.

        On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave common stock in connection with a private placement of common stock with a group of accredited investors (see note 9). The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if at any time that the warrants are "in the money" and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19. Although the registration statement was declared effective by the Securities Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and there are circumstances that could potentially cause the registration statement to cease to remain effective. Accordingly, Wave recorded a liability in its balance sheet that was valued at approximately $1,255,000 on the closing date of the private placement, and $992,000 as of December 31, 2003. These values were arrived at utilizing the Black-Scholes option pricing model. The decrease in fair value of the liability associated with the warrants of approximately $263,000 was recorded as an unrealized gain in Wave's statement of operations in the quarter ended December 31, 2003, in accordance with EITF 00-19.

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

        The amount allocated to in-process research and development totaling $2,176,000 was determined using established valuation techniques and was expensed upon acquisition as technological and/or commercial feasibility had not been established, and was recorded as a charge against earnings for the year ended December 31, 2000. The amount allocated to goodwill and purchased intangible assets amounted to approximately $4,600,000 and was being amortized on a straight-line basis over periods not exceeding three years. During the year ended December 31, 2001, Wave recorded a charge of $2,284,570 related to the impairment of goodwill and purchased intangible assets associated with the Indigo asset purchase in 2001, as Wave had realigned its resources to focus on what it considered high-growth markets and core opportunities, due to a decline in business conditions. This amount was equal to the carrying amount of the assets prior to the impairment charge.

        The following table sets forth the goodwill and purchased intangible asset values and their ultimate disposition, as of December 31, 2001:

2001
Developed Technology	$779,000
Assembled Workforce	310,000
Contracts	77,300
Goodwill and purchased intangible assets	3,412,446

Total Goodwill and purchased intangible assets	$4,578,746
Accumulated Amortization	(2,294,176)

Net Book Value before impairment charge	2,284,570
Impairment Charge	(2,284,570)

Net Book Value	$-0-

        Wave recognized amortization expense associated with the goodwill and purchased intangibles of $1,720,632 for the year ended December 31, 2001. No further amortization expense was recognized for the years ended December 31, 2002 and 2003, as the remaining net book value had been written off in 2001.

        In addition, the consolidated financial statements include the operating results of iShopHere.com from the date of acquisition, which consisted of a net loss of $1,561,000 for the year ended December 31, 2001. No further losses were recognized in connection with iShopHere.com subsequent to December 31, 2001, as its operations were discontinued.

(5) Related Party Transactions

(a) Notes Receivable from Officers

        Prior to the enactment of the Sarbanes-Oxley Act of 2002, Wave had made loans to certain of its officers. Some of the loans were extended beyond their original terms by one year. These loans and the extensions thereon, were granted to the officers, prior to the enactment of the Sarbanes-Oxley Act of 2002, to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted as a means to mitigate a potential unfavorable impact to Wave's share price as a result of the officers selling large blocks of shares. All loans to officers were paid in full, resulting in a balance of $0 as of December 31, 2003. Loans receivable from officers were $1,277,860 with a reserve of $999,518 for a net balance of $278,342 as of December 31, 2002. Details with respect to the officer loans are as follows:

        On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bore interest at a rate per annum equal to 1% over the prime interest rate. Interest on the loan accrued monthly and was payable at maturity. The terms of the loan were substantially equivalent to market terms at that time. The due date of the demand note was subsequently extended until March 26, 2003. As of March 26, 2003 the loan balance, including accrued interest thereon was $281,399. On March 27, 2003, the Compensation Committee approved a bonus in an amount equal to Mr. Feeney's obligations with respect to such loan and accrued interest. Proceeds of this bonus were used to repay the loan and all interest accrued on such loan. The bonus was granted during the year so that Mr. Feeney could repay his loan, rather than at fiscal year end when bonuses are usually awarded. The factors used in granting this extraordinary bonus were the amount of the loan, the ability to repay the loan and the impact that non-repayment of the loan would have on Mr. Feeney's abilities to fulfill his duties for Wave. Wave no longer intends to award bonuses to executive officers or directors in order for them to repay outstanding loans because there are no outstanding loans to any current executive officers or directors and the Sarbanes-Oxley Act of 2002 prohibits any future such loans. The largest aggregate amount outstanding with respect to indebtedness of Mr. Feeney during the year ended December 31, 2003 was $281,399. Wave intends to take this bonus into account when considering future bonus awards to Mr. Feeney.

        Also during 2001, Wave made personal loans to Mr. Peter J. Sprague, former Chairman of Wave evidenced by demand notes for $713,320 dated February 27, 2001, $184,500 dated July 25, 2001 and $164,000 dated September 5, 2001 for a total of $1,062,000. These demand notes carried terms of one year and bore interest at a rate per annum equal to 1% over the prime rate of interest. Interest on the loans accrued monthly and was payable at maturity. The terms of the loans were substantially equivalent to market terms at that time. Two of the loans in the amount of $713,320 and $184,500 plus accrued interest came due on February 27, 2002 and July 25, 2002, respectively and were extended for an additional year beyond their original due dates, prior to the enactment of the Sarbanes-Oxley Act of

2002. The remaining loan that had an original face value of $164,319, the balance of which was $174,391 including accrued interest, came due in September 2002. On November 12, 2002, the Compensation Committee approved the payment of a bonus that Mr. Sprague used to repay the $164,319 balance of the note plus accrued interest of $10,072. This bonus was granted during the year so that Mr. Sprague could repay his loan, rather than at fiscal year end when bonuses are usually awarded. This bonus was awarded based on the same factors as the bonus awarded to Mr. Feeney. Wave had recorded a reserve for uncollectibility for 100% of the loans that were outstanding as of December 31, 2002, which totaled $999,518, because the Company had determined that there was substantial doubt as to Mr. Sprague's ability to repay the loans. Mr. Sprague resigned as Chairman of Wave as of March 31, 2003 and was appointed Chairman and Chief Executive Officer of Wavexpress. On August 14, 2003, Mr. Sprague repaid the entire balance outstanding as of that date of $1,028,087, consisting of $897,820 in original principal and $130,267 in interest from origination through the date of repayment. Accordingly, Wave reversed the reserve previously established in the amount of $999,518 and recorded interest income of $28,569 in its Statement of Operations for the year ended December 31, 2003.

        Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a written policy prohibiting future loans to officers and directors.

(b) Payments to Related Party

        In March 2003, Mr. Peter Sprague former Chairman of Wave, was appointed Chairman and Chief Executive Officer of Wavexpress Mr. Sprague was paid $138,750 in 2003 in salary in this capacity. Mr. Peter Sprague is the father of Wave's President and Chief Executive Officer, Steven Sprague.

        In 1997, Wave paid $182,209 to Enterprise Engineering Associates ("EEA"), during which time Mr. Michael Sprague was an employee of EEA. On August 1, 1997, Michael Sprague became an employee of Wave, at an annual salary of $110,000. On November 1, 1999 he became an employee of Wavexpress at an annual salary of $120,000 and was paid $143,750, $125,319 and $120,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Michael Sprague is the brother of Steven Sprague and the son of Wave's former Chairman, Peter Sprague.

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

(d) Sarnoff Corporation

        For the year-ended December 31, 2001, Wave incurred expenses for consulting and travel, payable to Sarnoff of approximately $57,000. Sarnoff is Wave's joint venture partner in Wavexpress and owns approximately 26% of Wavexpress, (7% on a fully diluted basis). Payments made to Sarnoff for the year-ended December 31, 2001 totaled $396,000. No amounts were accrued or paid to Sarnoff in 2003 or 2002.

(6) Property and Equipment

        Property and equipment as of December 31 consisted of the following:

	2003	2002
Computer Equipment	$5,685,094	$5,457,015
Furniture, fixtures and improvements	882,492	882,492
Computer software	4,981,769	4,230,605

	11,549,355	10,570,112
Less: Accumulated depreciation	9,262,479	8,027,347

Total	$2,286,876	$2,542,765

        Computer software includes $2,092,944 and $1,380,882 of capitalized software development costs pursuant to SFAS 86 as of December 31, 2003 and 2002 respectively. Capitalized software pursuant to SFAS 86 is amortized over a three-year life, once the product is ready to bring to market.

        Depreciation and amortization expense on property and equipment amounted to approximately $1,241,000, $2,001,000, $2,531,000 and $9,936,000 for the years ended December 31, 2003, 2002, 2001 and for the period from inception through December 31, 2003, respectively.

(7) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses as of December 31 consisted of the following:

	2003	2002
Accounts payable	$704,977	$1,189,889
Accrued consulting and professional fees	222,288	360,728
Accrued payroll and related costs	1,178,416	1,108,160
Accrued Rent	104,875	142,595
Annual Report and Shareholders Meeting	85,383	95,631
Franchise Tax Payable	27,499	39,133
Accrued Software Licenses	162,500	384,167
Accrued Liquidated damages in connection with securities purchase agreement	155,716	—
Accrued expenses in connection with sales of unregistered securities	132,909	—
Other Accrued Expenses	61,961	84,074

Total accounts payable and accrued expenses	$2,836,524	$3,404,377

(8) Preferred Stock

(a) Series H Preferred Stock

        Wave has authorized 2,000,000 shares of preferred stock having a par value of $.01 per share.

        On April 30, 2003, Wave completed a private placement of 548.5 shares of its Series H Convertible Preferred Stock (the "Series H Stock") and warrants to purchase Wave's Class A Common Stock for an aggregate purchase price of $5,485,000, with a group of institutional and accredited investors. Wave realized aggregate proceeds of $4,780,540 net of commissions and other cash fees of $704,460, in connection with the transaction. In addition, Wave incurred commissions of $315,971 for the fair market value of warrants granted to placement agents to purchase approximately 325,000 shares of Wave's Class A Common Stock at $0.01. As of December 31, 2003 all 548.5 shares of Series H Stock were converted at a conversion price of $0.76 into 7,217,105 shares of Class A Common Stock. In addition, 2,632,315 shares of Class A Common Stock were issued in connection with the exercise of Series H Warrants for net proceeds of $2,490,167. Series H Warrants to acquire 65,789 shares of Class A Common Stock remain outstanding as of March 1, 2004.

        Dividends on the Series H Stock accrued on the initial liquidation preference amount of each share ($10,000) at an annual rate of 10%, and would have increased to 12% on April 30, 2004. Dividends were payable out of any assets legally available to pay dividends when and if declared by the board of Directors of the Company, or upon liquidation or conversion of the Series H Stock. Dividend expense in connection with converted Series H Stock (not including accretion of discount on the Series H Stock) for year ended December 31, 2003 totaled $212,510.

        Pursuant to the Series H Convertible Preferred Stock Purchase Agreement (the "Series H Purchase Agreement"), the Series H Stock was convertible, at the option of the holder, on the trading day following the date of Wave's 2003 annual meeting of stockholders in which stockholders would vote on the proposal to approve the issuance of shares of Class A Common Stock in excess of 19.99% of the number of shares of Class A Common Stock outstanding prior to April 30, 2003, upon the conversion and exercise of shares of Series H Convertible Preferred Stock and the related Warrants. The Series H Stock was initially convertible into 7,217,105 shares of Wave's Class A Common Stock at an initial conversion price of $0.76 per share. The excess of the estimated aggregate fair value of the Series H Stock upon conversion over the proceeds of the Series H Stock has been calculated as follows:

Class A Common Shares if converted	7,217,105
Closing price on April 30, 2003	$0.98

Aggregate fair value upon conversion	$7,072,763
Gross Proceeds of Series H Stock	5,485,000

Excess fair value upon conversion	$1,587,763

        Also, pursuant to the Series H Purchase Agreement, in the event of any stock split of the outstanding Class A Common Stock by Wave, the conversion price of any Series H Stock outstanding at the time of any such stock splits, would have been proportionately decreased. Conversely, the conversion price of any Series H Stock outstanding would have been proportionately increased if Wave combined the outstanding Class A Common Stock. Also, in the event Wave issued stock dividends, the conversion price would have been adjusted so that the holders of any Series H Stock outstanding at the time of any such stock dividend would have received upon conversion thereof, the number of additional shares of Class A Common Stock they would have received had their Series H Stock been converted into Class A Common Stock beforehand. Proportional adjustments would also be made to the conversion price upon reclassifications, exchanges or substitutions of the Class A Common Stock. If Wave sold additional shares of Class A Common Stock or its equivalent during such time that that any Series H Stock was outstanding, at a price per share less than the then current conversion price, such conversion price would have been adjusted using a weighted average basis for adjustment. The Series H Stock carried a mandatory conversion provision whereby if no sooner than 90 days from the effective date of a registration statement for shares of Class A Common Stock convertible or exercisable in connection with the Series H Stock, the closing bid price of Wave's Class A Common Stock exceeded $1.90 for 15 of 20 consecutive trading days, the Series H Stock and any dividends accrued thereon, would have been automatically converted into Class A Common Stock at the conversion price.

        The terms of the Series H Stock included a redemption provision which allowed the holders to require Wave to redeem all, or a portion of their shares, in the event of, among other things, the consolidation or merger of Wave into another company and/or the acquisition of more than 50% of Wave's total assets or common stock. In addition, certain triggering events would have given the holders of the Series H Stock the right to redeem the Series H Stock for 120% of the liquidation preference amount plus any accrued and unpaid dividends. These triggering events included the lapsing of the effectiveness of the registration statement filed on behalf of the holders of the Series H Stock, the suspension from listing on a stock exchange, quotation system or market for a period of five (5) consecutive days or Wave's failure to comply with any representation, warranty or covenant of the Series H Stock purchase agreements which would have a material adverse effect on the holders of the Series H Stock.

        As part of the transaction, Wave issued to the investors warrants to purchase shares of Class A Common Stock, with an initial exercise price of $1.13 per share and a five (5) year life (the "Series H Warrants" and, together with Series H Stock, the "Series H Securities"). Initially, the Series H Warrants were exercisable for a total of 3,608,558 shares of Class A Common Stock on the trading day following the date of Wave's 2003 annual meeting of stockholders. The number of shares of Class A Common Stock issuable pursuant to the Series H Warrants and the exercise price of the Series H Warrants are adjustable proportionately for stock splits, reverse stock splits, stock dividends and other distributions or reclassifications of Wave's Class A Common Stock, subject to certain conditions. No sooner than eighteen (18) months after the issuance of the Series H Warrants, Wave could have called any outstanding Series H Warrants if the market value of its Class A Common Stock exceeded 250% of $1.13 (subject to adjustment pursuant to the terms of the Series H Warrants) for a minimum of fifteen (15) business days during any twenty (20) consecutive business day period. If exercised in full, the original Series H Warrants would have generated up to an additional $4,077,671, at the initial exercise price.

        During September 2003 the terms of the Series H Purchase Agreement and other documents governing the Series H Stock and the Series H Warrants were modified, pursuant to a letter agreement and waiver (collectively the "Waiver") whereby, each holder that executed the Waiver was required to convert their Series H Stock on the effective date of the Waiver and agreed to allow Wave to reduce their Series H Warrant shares by the holders' proportion of a 900,000 reduction in the total number of Series H Warrant shares. This allowed the holders of the Series H Securities to convert and exercise their Series H Securities prior to the shareholder vote to approve or disapprove the issuance of shares because it was no longer in excess of 19.99% of the Class A Common Stock outstanding before the issuance of the Series H Securities. In the absence of these Waivers, any such conversion or exercise prior to the shareholder vote would have violated Nasdaq listing requirements. Also, pursuant to the Waiver, the exercise price of the Series H Warrants was reduced from $1.13 to $1.00 for the holders that signed the Waiver. Also, certain provisions of the Series H Stock Agreement that required adjustment of the conversion and exercise prices of the Series H Stock and related warrants were eliminated and the rights of first refusal in favor of the holders of Series H Stock that provided the holders of the Series H Stock the right to subscribe for certain equity securities issued by Wave in its future financings were modified to provide that such rights would only apply to Wave's next financing and that the amount any such holder could invest in such financing could not exceed the amount invested by such holder in the original Series H financing.

        In connection with the issuance of the Series H Stock and the Series H Warrants, Wave recorded a beneficial conversion feature discount of $2,903,146 in the quarter ended June 30, 2003. In addition, $1,561,424 was allocated to the Series H Warrants as an additional discount to the Series H Stock. The remaining gross proceeds of $1,020,430 were allocated to commissions and fees on the Series H Stock, therefore, no proceeds remained to allocate to the preferred stock. Wave followed the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27 in determining the beneficial conversion feature, whereby the proceeds were first allocated to the Series H

Stock and the warrants on a relative fair value basis. Wave utilized the Black Scholes option pricing model to calculate the fair value of the Series H Warrants with the following assumptions:

Expected Life in years	5
Interest rate	3.0%
Volatility	112.8%
Dividend yield	0%

        The fair value of the Series H Stock was calculated as the number of shares of Class A Common Stock that the Series H Stock is convertible into, multiplied by the closing price of Wave's Class A Common Stock on Nasdaq on the closing date of this financing. The value of the beneficial conversion feature was calculated by multiplying the number of Class A Common shares that the Series H Stock was convertible into by the intrinsic value per share, which was calculated as the closing price of Wave's Class A Common Stock on Nasdaq as of April 30, 2003 less the effective conversion price of the Series H Stock. The beneficial conversion feature and warrant discount were accreted as a dividend on a straight line basis, which approximated the effective yield over the period from the date of issuance through the trading day following Wave's annual meeting of stockholders in which stockholders would vote on the proposal to approve the issuance of shares of Class A Common Stock in excess of 19.99% of the number of shares of Class A Common Stock outstanding prior to April 30, 2003, upon the conversion and exercise of shares of Series H Stock and the related Warrants, which was initially scheduled for August 27, 2003 and then amended on August 11, 2003 to be held by November 17,

2003. As of December 31, 2003, the balance of the Series H Stock, net of all discounts, consisted of the following:

Gross offering proceeds	$5,485,000
Fees and Commissions deducted from proceeds	(704,459)

Net Cash proceeds	4,780,541
Placement agent warrants	(315,970)

Net Series H Stock after all fees	4,464,571
Additional Discounts:
Series H Warrants	(1,561,425)
Beneficial Conversion Feature (BCF)	(2,903,146)

Total Additional Discounts	(4,464,571)

Net Series H Stock after allocations	0

Accretion of Discounts:
Placement agent warrants	315,971
Fees paid or deducted from proceeds in cash	704,458
Series H Warrants	1,561,425
BCF	2,903,146

Total Accretion of Discounts	5,485,000

Preferred Stock value as of December 31, 2003	5,485,000
Conversion of 548.5 shares of Series H Stock	(5,485,000)

Balance as of December 31, 2003	$0

        The registration statement that Wave filed with the Securities and Exchange Commission covering the resale of the shares of Wave's Class A Common Stock issuable upon conversion or exercise of the Series H Stock and the Series H Warrants was declared effective by the Securities and Exchange Commission on August 24, 2003.

(b) Series G Preferred Stock

        During March of 1998, Wave issued 150,000 shares of newly created Series G Convertible Preferred Stock for an aggregate purchase price of $3,000,000. The Series G Convertible Preferred Stock was senior to Wave's classes of Common Stock, and was junior to Wave's Series A Preferred Stock in liquidation rights. The Series G Convertible Preferred Stock accrued dividends at the rate of 6% per annum. The Series G Convertible Preferred Stock was convertible into Wave's unregistered Class A Common Stock at the lower of $1.12 or 80% of the average of the five lowest closing bids for the 25 calendar days prior to conversion. In addition, Wave issued warrants to the purchaser and placement agent for 225,000 shares of Wave's Class A Common Stock at an exercise price of $1.38. The Series G Convertible Preferred Stock was converted into 2,394,494 and 377,102 shares of Wave's Class A Common Stock during 1998 and 1999, respectively.

(c) Series F Preferred Stock

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

(d) Series D Preferred Stock

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

(e) Series C Preferred Stock

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

(f) Series B Preferred Stock

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

(g) Series A Preferred Stock

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

(9) Common Stock

        On November 18, 2003, Wave issued 3,725,263 shares of its Class A Common Stock at a price of $1.90 per share and granted warrants to purchase 931,309 shares of Class A Common Stock at an exercise price of $2.62 per share in a private placement to a group of accredited investors for proceeds of approximately $6,562,000, net of issuance costs of approximately $516,000. The warrants have a three (3) year term. In addition, in connection with the transaction, Wave incurred commissions of $218,000 for the fair market value of warrants granted to placement agents to purchase approximately 161,595 shares of Wave's Class A Common Stock. The warrants granted to the placement agents are also exercisable at a price of $2.62 per share and have a 3 year life as well. If exercised in full, the warrants granted in connection with this financing will generate up to an additional $2,863,000, at the exercise price. Pursuant to a registration rights agreement entered into with the accredited investors for the sales of these shares, Wave agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the Class A Common Shares sold and those underlying the warrants. Wave filed a registration statement on Form S-3 covering the resale of the shares on January 20, 2004. On February 12, 2004 the registration statement was declared effective by the Commission.

        On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock to Redwave plc in exchange for 60% of the remaining assets of GlobalWave Limited for a total purchase price of approximately $2,244,000. Prior to this transaction, Wave owned 40% of GlobalWave Limited (See Note 13 Joint Ventures).

        On February 2, 2001 Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company, in a private placement exempt from registration under code section 4(2) of the Securities Act of 1933, as amended. Wave's investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ. On August 24, 2001 Litronic, Inc. ("Litronic"), a provider of authentication and encryption security technology, completed a merger with BIZ to form SSP Solutions. SSP Solutions trades on the NASDAQ National Stock Market as SSPX. As a result of the merger, Wave's 3,600,000 shares of BIZ were converted into 3,083,083 shares of common stock of SSP.

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

(10) Options and Warrants

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

        The 1991 Plan terminated on September 26, 2001 in accordance with its termination provision. Accordingly, no further options may be granted under the 1991 Plan. As of December 31, 2003, there were no options outstanding under the 1991 Plan.

1994 Plans

        In January 1994, the Board of Directors authorized the establishment of the 1994 Employee Stock Option Plan (the "1994 Plan"). The initial term of the plan was ten years and the initial number of shares of Class A Common Stock subject to the 1994 Plan was 1,000,000. The terms of the 1994 Plan are similar to those of the 1991 Plan. Options are granted with exercise prices that approximate fair market value at the date of grant. In May 1996, July 1997, November 1998, June 2000 and November 2003, Wave's shareholders approved amendments to Wave's 1994 Plan to increase the number of shares of Class A Common Stock reserved for issuance there under by 1,000,000, 1,000,000, 5,000,000, 5,000,000 and 2,500,000, respectively. Therefore, the total number of shares of Class A Common Stock reserved for issuance under the 1994 Plan, as amended is 15,500,000 shares. In addition, in November 1993, Wave's shareholders approved an amendment to the 1994 Plan to extend its termination date until January 1, 2009. As of December 31, 2003, there were approximately 3,071,000 shares available for grant under the 1994 Plan.

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

        The Director's Plan terminated in January 2004 in accordance with its termination provision. Accordingly, no further options may be granted pursuant to the Director's Plan. All options outstanding under the Director's Plan continue in full force and effect, subject to their original terms. As of December 31, 2003, there remained options to purchase 446,000 shares under the Director's Plan at a weighted average exercise price of $4.76 per share.

The 1996 Plan

        In September 1996, the Board of Directors authorized and the shareholders approved the establishment of the 1996 Performance Stock Option Plan ( the "1996 Plan"). The initial number of shares of Class A Common Stock subject to the 1996 Plan was 800,000. The terms of the 1996 Plan are similar to those of the 1994 and 1991 Plans. Options are granted with exercise prices that approximate fair market value at the date of grant. As of December 31, 2003, there were approximately 225,000 shares available for grant under the 1996 Plan.

Summary of Option Activity

        A summary of option activity through December 31, 2003 follows:

	Class A and B shares subject to option	Weighted average exercise price
Balance at January 1, 1991	—	$—
Options granted	30,000	1.67

Balance at December 31, 1991	30,000	1.67
Options granted	816,750	1.18

Balance at December 31, 1992	846,750	1.20
Options granted	949,186	3.10

Balance at December 31, 1993	1,795,936	2.20
Options granted	310,200	3.05
Options canceled	(108,500)	3.38

Balance at December 31, 1994	1,997,636	2.27
Options granted	777,850	2.22
Options canceled	(349,205)	2.11
Options exercised	(681,700)	0.64

Balance at December 31, 1995	1,744,581	2.92
Options granted	1,342,075	2.65
Options canceled	(503,879)	3.20
Options exercised	(214,091)	1.97

Balance at December 31, 1996	2,368,686	2.79
Options granted	707,914	1.02
Options canceled	(676,741)	1.57
Options exercised	(70,326)	1.90

Balance at December 31, 1997	2,329,533	2.38
Options granted	5,756,893	2.47
Options canceled	(707,384)	2.48
Options exercised	(78,653)	1.94

Balance at December 31, 1998	7,300,389	2.40
Options granted	1,925,447	10.15
Options canceled	(450,378)	3.51
Options exercised	(964,000)	1.69

Balance at December 31, 1999	7,811,458	4.33
Options granted	3,444,037	13.58
Options canceled	(905,145)	12.33
Options exercised	(2,030,958)	2.51

Balance at December 31, 2000	8,319,392	7.90
Options granted	2,934,272	3.46
Options canceled	(1,128,327)	8.16
Options exercised	(473,511)	1.42

Balance at December 31, 2001	9,651,826	6.85
Balance at December 31, 2001	9,651,826	6.85
Options granted	1,607,959	1.94

Options canceled	(1,033,989)	8.44
Options exercised	(42,553)	1.04

Balance at December 31, 2002	10,183,243	5.94
Options granted	2,287,670	1.41
Options canceled	(1,589,495)	8.08
Options exercised	(1,340,739)	2.14

Balance at December 31, 2003	9,540,679	5.03

        At December 31, 2003, there were 5,757,092 options exercisable at prices ranging from $1.00 to $37.50. The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted average exercise price
$0.75–$1.12	1,196,110	8.5 years	$1.01	161,110	$1.10
$1.13–$1.69	1,640,261	8.4 years	1.48	480,861	1.27
$1.70–$2.55	1,282,023	8.2 years	1.97	228,417	1.98
$2.56–$3.84	1,730,453	4.8 years	3.60	1,643,786	3.62
$3.85–$5.78	1,582,500	6.6 years	4.04	1,142,669	4.04
$5.79–$8.68	129,895	6.5 years	6.75	129,012	6.75
$8.69–$13.04	1,072,063	6.0 years	11.83	1,063,863	11.85
$13.05–$19.58	656,124	5.8 years	15.19	656,124	15.19
$19.59–$29.38	201,250	6.6 years	19.69	201,250	19.69
$29.39–$37.50	50,000	4.0 years	33.75	50,000	33.75

Total	9,540,679	6.9 years	$5.03	5,757,092	$7.10

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

        Stock option activity during 2003, 2002 and 2001 is as follows:

	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at Beginning of year	1,402,841	$1.21	1,029,975	$1.22	634,694	$1.23
Granted	—	—	1,011,799	1.20	756,840	1.20
Exercised	—	—	—		(27,777)	1.20
Canceled	(87,779)	1.20	(638,933)	1.20	(334,052)	1.20

Balance at end of year	1,315,062	1.21	1,402,841	1.21	1,029,705	1.22

Exercisable at end of year	927,105	1.22	658,156	1.23	176,682	1.30

Additional shares available for grant at end of year	1,157,161		1,069,382		1,442,248

        The per share weighted-average fair value of stock options granted during 2002 and 2001 was $0.85, and $0.89, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001
Expected dividend yield	0%	0%
Risk-free interest rate	3%	4%
Expected Volatility	119%	127%
Expected life	3 years	3 years

        No options were granted under the Wavexpress stock option plan during the year ended December 31, 2003

        The following table summarizes information about Wavexpress' fixed stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.20	1,306,865	7.9	$1.20	918,908	$1.20
$3.00–4.50	8,197	6.6	$3.37	8,197	$3.37

$1.20–4.50	1,315,062	7.9	$1.21	927,105	$1.22

Warrants

        On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Class A Common Stock at an exercise price of $2.62 per share in connection with a private placement to a group of accredited investors. The warrants have a three year term. In addition, in connection with the transaction, Wave granted additional warrants to purchase 161,595 shares of Class A Common Stock as commissions to placement agents in connection with the private placement. The warrants granted to the placement agents are also exercisable at a price of $2.62 per share and have a 3 year life as well. If exercised in full, the warrants granted in connection with this financing will generate up to an additional $2,863,000, at the exercise price. All of the warrants granted in connection with the November 18, 2003 private placement remain outstanding as of December 31, 2003.

        On April 30 Wave granted the Series H Warrants to purchase shares of Class A Common Stock, with an initial exercise price of $1.13 per share and a five (5) year life. Initially, the Series H Warrants were exercisable for a total of 3,608,556 shares of Class A Common Stock on the trading day following the date of Wave's 2003 annual meeting of stockholders. During September 2003 the terms of the Series H Purchase Agreement and other documents governing the Series H Stock and the Series H Warrants were modified, as discussed in note 8(a), above. As of December 31, 2003, 2,632,315 shares of Class A Common Stock were issued in connection with the exercise of Series H Warrants for net proceeds of $2,490,167. Series H Warrants to acquire 65,789 shares of Class A Common Stock remain outstanding.

        In connection with an agreement that Wave entered into with an outside sales representative, Wave issued warrants to purchase 44,365 shares of Class A Common Stock at prices ranging from $0.95 to $1.45 per share, pursuant to an individual compensation plan with the sales representative. The fair market value of these warrants was approximately $146,000 and was recorded as consultant expense in 2003. No additional warrants are required to be granted pursuant to the individual compensation plan for the sales representative. These warrants are currently exercisable and expire January 1, 2013 through April 30, 2013.

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

        As a result of the successful placement of 112,500 shares of Wave's Series F Preferred Stock, Combination Inc., the acquirer of the placement, received 112,500 warrants to Wave's unregistered Class A Common Stock, and Wharton Capital Partners received 56,250 warrants. The warrants had an exercise price of $1.26, and expired on October 9, 2002. The warrants were exercised in 1998.

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

        In connection with a software development agreement that Wave entered into with Archon Technologies, Inc. ("Archon"), Wave issued to Archon a warrant to purchase 50,000 shares of Wave Class A Common Stock at $3.48 per share. The warrant became exercisable on November 9, 2002, and expires on November 9, 2007.

        A summary of warrants outstanding at December 31, 2003, follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0.95–$1.52	110,154	6.3	$1.13
$ 1.53–$3.90	1,157,904	2.9	2.66
$10.00–14.73	20,000	0.5	12.37

	1,288,058	3.2	$2.68

        All warrants outstanding as of December 31, 2003 are currently exercisable.

(11) Development Contract with SSP Solutions, Inc.

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

        Effective January 29, 2002, due to a refocus of SSP's development efforts, SSP formally requested Wave to suspend work on the Linux project. SSP further requested Wave to (i) agree to amend the existing contract, (ii.) agree to identify any balance of development budget left from the Linux project commitment and (iii) agree to formally estimate the costs to complete two other projects that SSP would like Wave to focus upon. At that time, Wave had ceased all work relating to SSP and recognized the remaining non-refundable cash received, $198,000 in during the quarter ended March 31, 2002. Revenue was recognized under the percentage of completion method of accounting.On September 30, 2002 Wave and SSP executed a Termination Agreement and Mutual Release whereby Wave was issued an additional 1,600,000 shares of SSP Class A Common Stock and a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000 (the "Note") as a fee for the termination by SSP of the contract. The Note was convertible into SSP Class A common stock at the rate of $1.35 which was subject to adjustments for anti-dilution stock splits, stock dividends, reclassifications, reorganizations and the like. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended. The shares that Wave received were recorded on its balance sheet at estimated fair value based on the average closing price of the shares on the Nasdaq National Exchange for the period from the two trading days before to the two trading days after the date of issuance of the shares, or $1.05 per share, for an aggregate value of $1,680,000. A termination fee gain of $1,680,000 was recognized in Wave's statement of operations in connection with this transaction. On December 13, 2002 SSP exercised its right to convert the Note into 200,000 shares of SSP common stock. The 200,000 shares that Wave received from the Note conversion were initially recorded on the balance sheet at $0.69 per share, for an aggregate value of $138,000, which was also recognized as a gain on termination of the contract in Wave's Statement of Operations for the year ended December 31, 2002.

(12) Investments

        On February 2, 2001 Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company, in a private placement exempt from registration under code section 4(2) of the Securities Act of 1933, as amended. Wave's investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ. Accordingly, the investment had been accounted for under the cost method of accounting, because the investment was less than 20% of the outstanding capital stock of BIZ and because Wave could not exercise significant influence over BIZ. On August 24, 2001, SSP was formed through a merger with Litronic. As a result of the merger, Wave was issued 3,083,083 shares (14.95%) of the common stock of SSP in exchange for the BIZ shares it held, as noted above.

        During 2002, SSP issued Wave an additional 1,800,000 shares of common stock in connection with the cancellation of a development agreement between the two parties and the conversion of the Note. Unrealized holding gains and losses on these securities are recorded in other comprehensive income in stockholders' equity, unless the unrealized loss in the investment is deemed to be other than temporary, whereby the decline in value is recognized as a realized loss in Wave's statement of operations. For the year ended December 31, 2002, Wave recorded an other than temporary decline in the value of its investment in SSP totaling $11,513,099. This charge was taken because it was determined that an other than temporary decline in SSP's share price had occurred due to concerns about SSP's financial condition and near-term prospects. The amount was calculated as the difference between the investment's previously adjusted cost basis versus the value arrived at by taking the weighted average closing price of SSP on the Nasdaq National Exchange since November 15, 2001, which was the date that SSP indicated there was doubt about its ability to continue as a going concern in its public filings. As detailed in the table below, Wave's investment in SSP was classified as available-for-sale securities valued at $6,325,310 as of December 31, 2003 and $2,881,016, as of December 31, 2002.

	Available-for-Sale Securities
	Shares	Value	Value per Share
Carrying value December 31, 2001	3,083,083	$11,160,758	$3.62
Acquisitions	1,800,000	1,818,000	1.01
Other than temporary loss reported in Wave's Statement of Operations	—	(11,513,099)	(2.36)
Adjust unrealized gain (loss) to other than temporary decline	—	1,415,357	0.29

Balance as of December 31, 2002	4,883,083	$2,881,016	$0.59
Sales of securities	(332,500)	(196,175)	(0.59)
Other comprehensive income—Unrealized gain on marketable securities	—	3,640,469	0.80

Balance as of December 31, 2003	4,550,583	$6,325,310	$1.39

        During the year ended December 31, 2003, Wave sold 332,500 shares of SSP at an average selling price of $1.30 per share, realizing an aggregate gain from the sales of $234,759. Wave uses the specific identification method to determine cost in computing realized gains or losses.

        In addition, Wave received $2,370 as the liquidation value of 107,975 common shares of XO Communications Corporation ("XO") that it held as of December 31, 2002. The carrying value of these shares as of December 31, 2002 was zero, accordingly, Wave realized a gain of $2,370 as a result of the liquidation.

        For the years ended December 31, 2003 and 2002 , Wave recorded unrealized gains, as separate components of shareholders' equity of $3,640,469 and $1,404,992, respectively. For the year ended December 31, 2001 Wave recorded an unrealized loss on marketable securities as a separate component of shareholders' equity of $3,328,296.

(13) Joint Ventures

(a) GlobalWave, Ltd

        In July of 1997, Wave entered into a joint venture with ITG, a United Kingdom Internet service provider. The joint venture was initially owned 25% by Wave and 75% by ITG. Wave contributed its technical expertise and ITG contributed initial working capital and the commitment to fund all future working capital requirements of the joint venture. The objective of the joint venture company, GlobalWave was to promote and commercialize Wave's technology in certain European, African and Middle Eastern markets. Pursuant to the joint venture agreement, Wave received a license fee of $5 million in exchange for the joint venture's right to market Wave's technology in European, African and Middle Eastern markets. The license fee was paid by ITG in 1997 and 1998. As part of the agreement, after the final license fee was paid, the companies issued a warrant to each other to purchase approximately one million shares of each other's Common Stock. The exercise price of the Wave warrants was $1.75 per share. The exercise price of the ITG warrant was approximately .995 British pound per share. On June 5, 1998, the final milestone for the last payment on the license fee was attained and Wave became obligated to issue its warrant to ITG pending approval by the shareholders of ITG for it to issue its reciprocal warrant. On this date the net fair market value of the exchange of warrants represented a net cost to Wave of approximately $1.1 million. Wave recorded this cost as ITG net warrant cost in the Consolidated Statement of Operations.

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

        On October 10, 2000, Wave entered into an agreement with GlobalWave and Redwave to subscribe for additional Class B shares of GlobalWave. Under the terms of the agreement, Wave subscribed for 40,000 additional "B" shares of GlobalWave at £100 per share (approximately $142.80), the consideration for which consisted of £1.5 million (approximately $2.14 million) in development costs incurred by Wave on behalf of GlobalWave, £1.4 million in cash ($2.0 million), and £1.1 million (approximately $1.6 million) in cash and/or future development services, for total consideration of £4.0 million (approximately $5.7 million). In addition, Redwave had agreed to subscribe for an additional 60,000 GlobalWave "A" shares, the consideration for which consisted of the conversion of debt and cash totaling £6.0 million (£5,966,615 in debt and £33,385 in cash; approximately $8.6 million). The resulting ownership interest in the venture remained 60% for Redwave and 40% for Wave.

        Also, in October 2000, Wave and Redwave formed a joint venture holding company, Wave European Technologies plc, ("WET") for their European interests, including their respective 40% and

60% stakes in GlobalWave. Subsequent to the formation of WET, WET's name changed to GlobalWave Group, plc.

        Wave had contributed its entire committed investment of approximately $5.7 million in the form of development costs incurred and cash, as of the year ended December 31, 2002. Pursuant to the equity method of accounting, Wave had recognized its equity share (40%) of GlobalWave's net losses in its operating results, up to its committed investment, with the final $2.3 million of its share of Global Wave's losses having been recognized in the year ended December 31, 2001. Accordingly, no such losses were incurred subsequently.

        On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock in exchange for 60% of the remaining assets of GlobalWave for a total purchase price of approximately $2,244,000. The purchase of the 60% of the remaining assets of GlobalWave was accounted for as an acquisition of assets and not considered a business combination, as GlobalWave had effectively ceased operations prior to the acquisition. In exchange for the 1,700,000 shares, Wave received approximately $1,380,000 in cash, tangible fixed assets of approximately $9,000 and the exclusive rights under the licenses that it had previously sold to GlobalWave, which granted GlobalWave the exclusive right to commercialize the Wave's commerce system in Europe; the Middle East and Africa. Wave incurred a charge to operations representing the amount by which the purchase price exceeded the tangible assets that Wave received of approximately $855,000. In addition, GlobalWave forgave its receivable from Wave of $189,000. The net charge of approximately $666,000 has been presented in the statement of operations for the year ended December 31, 2002 as an impairment charge of the acquired license. Wave assumed no liabilities as a result of this transaction.

(b) Wavexpress

        In April 1999, Wave joined with Sarnoff Corporation to form a new joint venture, Wavexpress. Wavexpress develops secure broadband media distribution software products, infrastructure and content services. This technology and these services allow content providers and other enterprises to send digital content to properly equipped PC's over the internet or cable television lines. Consumers or enterprise end-users may recieve this content directly through a secure network connection, thus enabling a new revenue stream for broadcasters or cable television operators or a new content distribution method for enterprises. On October 15, 1999, Wave and Sarnoff signed a joint venture agreement that formally established Wavexpress. Under this agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress. Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter Sprague; former Chairman of Wave and Steven Sprague; Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

        Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at rates of 2% to 3% above the prime rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of Common Stock of Wavexpress at varying prices per share. In addition, some of the notes carry attached warrants that allow Wave to purchase additional shares of Wavexpress, generally at the conversion price of the notes. As of December 31, 2003, Wave owned 69% of Wavexpress while Sarnoff owned 26%. Through December 31, 2003 Wave has funded

Wavexpress with approximately $32.5 million in cash, plus approximately $5.5 million in accrued interest. During 2001, some of the notes, totaling $9.5 million matured and were converted into 1,826,570 shares of Wavexpress common stock. These amounts are eliminated in consolidation.

        Neither Sarnoff nor any of the other minority shareholders have provided or are obligated to provide funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave as of December 31, 2003 and for the period then ended. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress' balance sheet and operating results in its consolidated financial statements. Wavexpress has incurred net operating losses of $3.9 million, $6.3 million, and $10.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(14) Cash Collected on Behalf of Charities

        As of December 31, 2003, Wave held cash received on behalf of charities of $211,717 in connection with CharityWave.com, Wave's on-line charitable donation service. These donations were received primarily on behalf of donors to the New York Times Neediest Cases Fund. In addition, Wave had a receivable from its credit card processor of $31,480 as of December 31, 2003, associated with these donations. The total of $243,197 is reflected as due to charities in the December 31, 2003 financial statements, and was paid to the applicable charities within 30 days, in accordance with the standard CharityWave.com contracts with its member charities.

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

Location	Annual Lease Cost	Lease Expiration Date
Lee, MA	$116,975	Jan. 2007
Princeton, NJ	120,000	May 2004
Cupertino, CA	272,402	Feb. 2008
Orvault, France	92,172	Sep. 2004
New York, NY (1)	304,320	Apr. 2006

Total	$905,869

(1)
Wavexpress facility

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2003 are as follows:

2004	$812,826
2005	687,613
2006	489,555
2007	296,690
2008	48,142
Thereafter	—

Total minimum lease payments	$2,334,826

        Rent expense for the years ended December 31, 2003, 2002, 2001 and for the period from inception through December 31, 2003 amounted to approximately $978,000, $1,804,000, and $2,101,000 and $9,962,000, respectively.

        There were no capital lease obligations as of December 31, 2003.

Securities and Exchange Commission Investigation

        On December 17, 2003 Wave received an Order by the Securities and Exchange Commission (the "Commission") regarding a formal investigation. The focus of this investigation is on certain public statements made by Wave during and around August 2003, as well as certain trading in Wave's securities during such time. The Commission has not concluded that there has been any wrongdoing and Wave is cooperating fully with the Commission on this matter. Wave cannot predict the potential effect on Wave as a result of this investigation at this time.

Purported Class Actions

        Several (9 known) similar purported class action complaints have been filed between January 23, 2004 and February 23, 2004 most in the United States District Court for the District of Massachusetts, seven (7) of which name Wave, its Chief Executive Officer, its Chief Financial Officer and two (2) of which also name Wave's Chairman, as defendants.

        The purported class action complaints have been filed by alleged purchasers of Wave's Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004. The complaints claim that Wave and the named individuals violated the federal securities laws by publicly disseminating materially false and misleading statements regarding Wave, relating to Intel and IBM agreements, resulting in the artificial inflation of Wave's Class A Common Stock price during the purported class periods. The complaints do not specify the amount of alleged damages plaintiffs seek to recover.

        Wave intends to defend the actions vigorously. At this time, Wave is unable to predict the outcome of these actions.

Derivative Actions

        Wave has learned of three (3) other complaints filed in the United States District Court for the District of Massachusetts. Wave believes that the complaints name all of its directors as defendants and allege claims for breach of fiduciary duties and other claims. The allegations are very similar to the allegations made in the purported securities class actions because the allegations concern the very same alleged statements alleged in the purported class actions. Wave is also named as a nominal defendant, although the actions are derivative in nature and purportedly asserted on behalf of Wave. Wave is in the process of evaluating these claims.

        Other than the matters described above, Wave was not involved in any material litigation, nor, to management's knowledge is any material litigation threatened against them or their properties other than routine litigation arising in the ordinary course of business.

(16) Income Taxes

        The Company did not provide for any income tax expense or (benefit) for the years ending December 31, 2003, 2002 and 2001.

        The following table summarizes the significant differences between the United States federal statutory tax rate and the Company's effective tax rate for financial statement reporting purposes:

	2003	2002	2001
Statutory tax rate	34%	34%	34%
Equity in loss from subsidiaries	—	(1)	(2)
Change in valuation allowance	(34)	(33)	(32)

Total	—%	—%	—%

        The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$86,053,000	$76,174,000
Accrued expenses	392,000	383,000
Intangibles	1,954,000	2,015,000
Reserves	1,030,000	974,000
Depreciation	783,000	845,000
Unrealized losses	5,159,000	5,631,000

Total gross deferred tax assets	95,371,000	86,022,000
Less valuation allowance	(95,371,000)	(86,022,000)
Net deferred tax asset	$—	$—

        Income tax benefits derived from disqualifying dispositions of employee stock options were approximately $799,000, $0 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively, and were allocated to stockholders' equity. The tax benefits have been reserved with a valuation allowance through additional paid in capital.

        The cumulative deferred tax expense from certain unrealized gains on marketable securities and other comprehensive income of approximately $1.4 million, $0 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively was not included in the Statement of Operations. In accordance with Statement on Financial Accounting Standard No. 130, "Reporting Comprehensive Income" the gross amount of those gains is presented in Wave's Consolidated Statements of Stockholders' Equity.

        The valuation allowance increased by approximately $9.3 million and $17.6 million, during the years ended December 31, 2003 and 2002, respectively.

        Management has concluded that it is more likely than not that Wave will not have sufficient taxable income of an appropriate character within the carryback and carryforward periods permitted by current law to allow for the utilization of certain of the deductible amounts generating the deferred tax assets and, therefore, a valuation allowance has been established to reduce the deferred tax assets of $95,371,000 as of December 31, 2003 (of which $94,572,000 was charged against income tax expense while $799,000 was charged against stockholders' equity directly against compensation expense credited to additional paid-in capital), and $86,022,000 as of December 31, 2002.

        Wave has net operating loss carryforwards for tax return purposes of approximately $202 million, which expire beginning in 2004 through 2023. Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within any three-year period. Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such loss carryfowards are subject to annual limitations.

(17) Defined Contribution Plan

        Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2003, 2002 or 2001.

(18) Disclosures about the Fair Value of Financial Instruments

Cash and Cash Equivalents, Marketable Securities, Prepaid Expenses and Other Receivables, Accounts Payable and Accrued Expenses

        The carrying amounts of these instruments, other than marketable securities, approximate fair value because of their short maturities. Marketable securities are valued based on the value of the securities as traded on the Nasdaq Stock Exchange.

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(19) Restructuring Costs and Other Charges

        During the quarter ended March 31, 2002, Wave completed a restructuring and cost reduction program to prioritize its initiatives, reduce expenses and improve efficiency. This program included a workforce reduction, the relocation of its Wavexpress office and restructuring of certain business functions.

        As a result of this program, Wave recorded restructuring costs and other related charges of $726,280 consisting of $229,000 in severance benefits associated with the workforce reduction, $426,000 for lease termination fees and brokerage fees and $71,000 for moving expenses related to the Wavexpress office relocation. All costs were incurred and paid during the quarter ended March 31, 2002. Overall, Wave reduced its force by a total of thirty-six (36) employees, nineteen (19) of which were in research and development and seventeen (17) that were in selling, general and administrative departments. All employees were notified of the workforce reduction during the quarter ended March 31, 2002. In addition, Wave recorded an impairment charge of $905,390 for leasehold improvements in the abandoned office and other tangible fixed assets that were disposed of or removed from operations in connection with this transaction.

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

[The remainder of this page has been intentionally left blank.]

(20) Segment Reporting

        Effective December 31, 2000, Wave adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 131 supercedes previously issued segment reporting disclosure rules and requires reporting of segment information that is consistent with the way in which management operates Wave. Prior to December 31, 2000, SFAS No. 131 was not applicable because Wave only operated as one segment.

        Wave's products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services. These products and services constitute Wave's reportable segments. Net Losses for reportable segments exclude interest income, unrealized gains on decrease in value of warrant liability, liquidated damages in connection with a private placement of equity securities, equity in losses of equity method investees, gain on termination of a development contract, a provision for loss on and recovery of a note receivable with a former officer, other than temporary declines in market value of available-for-sale securities, gain on sales of marketable securities, realized gains on marketable securities and other income. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave's management.

        The following sets forth reportable segment data:

	For the years ended December 31,
	2003	2002	2001
Operating Revenues:
EMBASSY® digital security products and services	$107,635	$446,588	$672,325
Wavexpress broadband media distribution products and services	81,728		19,800

Total Operating Revenues	189,363	446,588	692,125
(Net Loss):
EMBASSY® digital security products and services	(17,224,356)	(26,914,035)	(37,068,320)
Wavexpress broadband media distribution products and services	(3,839,292)	(6,336,655)	(10,252,001)

Total Segments Net Loss	(21,063,648)	(33,250,690)	(47,320,321)

Interest Income	74,822	477,902	2,688,105
Unrealized gain on decrease in value of warrant liability	263,097	—	—
Liquidated damages in connection with private placement	(155,716)	—	—
Equity in net losses of equity method investees	—		(2,332,159)
Gain on termination of development contract	—	1,818,000	—
Recovery of (Provision for loss on) officer note receivable	999,518	(999,518)	—
Loss for Other than Temporary Decline in Marketable Equity Securities	—	(11,513,099)	(1,736,682)
Gain on sale of marketable securities	234,759	—	—
Other Income	52,370

Net Loss	$(19,594,798)	$(43,467,405)	$(48,701,057)

Depreciation and Amortization Expense:
EMBASSY® digital security products and services (1)	932,869	1,563,987	3,281,547
Wavexpress broadband media distribution products and services	308,166	436,718	970,409

Total Depreciation Expense	$1,241,035	$2,000,705	$4,251,956

Capital Expenditures:
EMBASSY® digital security products and services	831,147	1,074,968	1,307,271
Wavexpress broadband media distribution products and services	153,999	73,755	200,327

Total Capital Expenditures	$985,146	$1,148,723	$1,507,598

Assets:
EMBASSY® digital security products and services	17,726,026	17,560,523	58,562,392
Wavexpress broadband media distribution products and services	434,404	648,849	1,671,910

Total Assets	$18,160,430	$18,209,372	$60,234,302

(1)
Includes $0, $0, and $1,720,632 in goodwill amortization for the year-ended December 31, 2003, 2002 and 2001 respectively (See note 4)

(21) Selected Quarterly Financial Data

	For Quarters-ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Revenues	$59,104	$80,128	$33,727	$16,404
Gross Profit	43,973	49,254	28,961	11,996
Loss from Operations	(4,665,209)	(5,507,053)	(4,423,898)	(6,467,488)
Net loss	(4,309,723)	(5,497,159)	(3,394,287)	(6,393,629)
Net loss to common shareholders	(4,311,019)	(8,313,755)	(6,273,913)	(6,393,629)
Net loss to common shareholders per Common Share	$(0.07)	$(0.15)	$(0.12)	$(0.22)
	For Quarters-ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Revenues	$53,336	$69,845	$77,792	$245,615
Gross Profit	23,927	44,545	39,279	136,629
Loss from Operations	(6,858,788)	(8,536,488)	(7,905,212)	(9,950,202)
Net loss	(9,886,002)	(12,649,493)	(9,687,005)	(11,244,905)
Net loss per Common Share	$(0.19)	$(0.24)	$(0.19)	$(0.22)