Form 10-Q
period 2004-03-31
WAVE SYSTEMS CORP
filed 2004-05-14
CIK 919013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒             No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2004: 67,163,415 shares of Class A Common Stock and  205,725 shares of Class B Common Stock.

PART I -                                                FINANCIAL INFORMATION

Item 1.                                                             Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated (Unaudited) Balance Sheets

	As of
	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$5,207,321	$8,818,305
Cash collected on behalf of charities	—	211,717
Marketable securities	5,876,699	6,325,310
Prepaid expenses and other receivables	196,688	205,472
Total current assets	11,280,708	15,560,804
Property and equipment, net	2,241,492	2,286,876
Other assets	308,301	312,750
Total Assets	13,830,501	18,160,430
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	2,402,849	2,836,524
Due to charities	—	243,197
Deferred revenue	68,335	74,222
Total current liabilities	2,471,184	3,153,943

Liability for warrants containing cash settlement provisions	544,450	991,851
Total Liabilities	3,015,634	4,145,794

Common stock, $.01 par value. Authorized 75,000,000 shares as Class A; 67,133,415 shares issued and outstanding in 2004 and 67,128,106 in 2003	671,334	671,281
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 205,725 shares issued and outstanding in 2004 and 2003	2,057	2,057
Capital in excess of par value	262,436,064	262,387,155
Deficit accumulated during the development stage	(256,095,090)	(252,686,326)
Accumulated other Comprehensive Income – unrealized gain on marketable securities	3,800,502	3,640,469
Total stockholders’ equity	10,814,867	14,014,636
Total Liabilities and Stockholders’ Equity	$13,830,501	$18,160,430

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Period from February 12, 1988 (date of inception) through March 31, 2004
	March 31, 2004	March 31, 2003
Net Revenues:
Product	$6,660	$163	$496,124
Services	—	12,549	806,640
Licensing and other	43,783	3,692	670,352
Total Net Revenues	50,443	16,404	1,973,116
Cost of Sales:
Product	4,647	1,855	288,572
Services	—	1,149	372,654
Licensing and other	22,487	1,404	197,485
Total Cost of sales	27,134	4,408	858,711
Gross margin	23,309	11,996	1,114,405

Operating expenses:
Selling, general and administrative	3,304,791	3,844,350	143,663,432
Research and development	1,756,269	2,635,134	93,103,666
Inventory Provision	—	—	1,114,442
Write-off of intangibles and other impaired assets	—	—	3,332,948
Restructuring costs and other special charges	—	—	726,280
Amortization of goodwill	—	—	2,294,176
Write-off of goodwill	—	—	3,054,456
In-process research and development expense	—	—	2,176,000
Acquisition costs	—	—	1,494,000
Aladdin license expense	—	—	3,889,000
	5,061,060	6,479,484	254,848,400
Other income (expense):
Interest income	6,701	23,859	10,272,824
Interest expense	—	—	(1,695,461)
Equity in net losses of Global Wave	—	—	(5,738,650)
Loss on other than temporary decline in marketable equity securities	—	—	(13,249,781)
Gain on sale of marketable securities	1,174,885	—	1,952,101
Liquidated Damages	—	—	(155,716)
Unrealized gain on decrease in value of warrant liability	447,401	—	710,498
License fee	—	—	5,000,000
License warrant cost	—	—	(1,100,000)
Gain on termination of development contract	—	—	1,818,000
Other income (expense)	—	50,000	(174,910)
	1,628,987	73,859	(2,361,095)
Net loss	(3,408,764)	(6,393,629)	(256,095,090)

Accrued dividends on preferred stock	—	—	10,048,115
Net loss to common stockholders	$(3,408,764)	$(6,393,629)	$(266,143,205)
Loss per common share – basic and diluted	$(0.05)	$(0.12)	$(11.45)
Weighted average number of common shares outstanding during the period	67,337,643	52,096,143	23,248,850

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended		Period from February 12, 1988 (date of inception) Through March 31, 2004
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(3,408,764)	$(6,393,629)	$(256,095,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	3,054,456
Amortization of goodwill	—	—	2,294,176
Depreciation and amortization	209,650	317,337	11,082,816
Reserve for note from affiliate	—	—	1,672,934
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	119,000
Common stock issued in connection with License and Cross-License Agreement	—	—	1,124,960
Realized gain on marketable securities	(1,174,885)	—	(1,952,101)
Net losses realized on Global Wave investment	—	—	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	44,667	25,561	2,982,938
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In-process research and development	—	—	2,176,000
Write-off of impaired assets	—	—	3,332,948
Loss on other than temporary decline in marketable equity securities	—	—	13,249,781
Gain on termination of development contract with SSP Solutions, Inc.	—	—	(1,818,000)
Unrealized gain on decrease in value of warrant liability	(447,401)	—	(710,498)
Preferred stock issued for services rendered	—	—	265,600
Compensation associated with issuance of stock options	—	22,779	2,019,263
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,253
Common stock issued by principal stockholder for services rendered	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	(5,887)	18,667	68,334
Decrease in accrued interest on note receivable	—	(3,056)	—
Increase in inventories	—	(2,185)	—
(Increase) decrease in prepaid expenses and other receivables	8,784	143,689	(166,367)
(Increase) decrease in other assets	4,449	41,649	(323,216)
Increase (decrease) in accounts payable and accrued expenses	(433,675)	(284,277)	2,791,947
Decrease in amounts due to charities	(243,197)	(258,807)	—
Decrease in cash restricted on behalf of charities	211,717	235,553	—
Net cash used in operating activities	(5,234,542)	(6,136,719)	(201,300,888)

	Months ended		Period from February 12, 1988 (date of inception) through March 31, 2004
	March 31, 2004	March 31, 2003
Cash flows from investing activities:
Acquisition of property and equipment	(164,266)	(170,638)	(12,592,889)
Investment in GlobalWave joint venture			(5,701,250)
Cash received in connection with GlobalWave acquisition	—	—	1,380,464
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	1,783,529	—	4,376,920
Exercise of warrants to acquire securities-available for sale	—	—	(1,620,000)
Net cash provided by (used in) investing activities	1,619,263	(170,368)	(18,344,655)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,295	—	204,540,001
Net proceeds from issuance of preferred stock and warrants	—	—	16,988,570
Note receivable from stockholder	—	281,399	—
Payment of dividends on preferred stock	—	—	(212,517)
Proceeds from notes payable and warrants to Stockholders	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,250
Repayments of note payable	—	—	(255,000)
Redemption of preferred stock	—	—	(506,440)

Net cash provided by financing activities	4,295	281,399	224,852,864

Net increase (decrease) in cash and cash equivalents	(3,610,984)	(6,025,688)	5,207,321

Cash and cash equivalents at beginning of period	8,818,305	10,221,124	—

Cash and cash equivalents at end of period	$5,207,321	$4,195,436	$5,207,321

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A common stock		Class B common stock		Capital in excess of	Deficit accumulated during the development	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Par value	Stage	Income (Loss)	Total
Balance at December 31, 2003	67,128,106	$671,281	205,725	$2,057	$262,387,155	$(252,686,326)	$3,640,469	$14,014,636

Net loss	—	—	—	—	—	(3,408,764)	—	(3,408,764)
Unrealized gain on marketable securities	—	—	—	—	—	—	160,033	160,033
Comprehensive income (loss)	—	—	—	—	—	—	—	(3,248,731)

Issuance of warrants to purchase Class A Common Stock for services	—	—	—	—	44,667	—	—	44,667

Issuance of Class A Common Stock upon exercise of warrants and employee stock options	5,309	53	—	—	4,242	—	—	4,295

Balance at March 31, 2004	67,133,415	$671,334	205,725	$2,057	$262,436,064	$(256,095,090)	$3,800,502	$10,814,867

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Notes to Unaudited Consolidated Financial Statements

March 31, 2004 and 2003

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of March 31, 2004 and December 31, 2003, and the results of its operations and cash flows for the quarters ended March 31, 2004 and 2003.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2003, included in its Form 10-K filed on March 24, 2004.  The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a whollyowned subsidiary and Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation.  All significant intercompany transactions have been eliminated.  The financial statements of Wave have been presented in the development stage format as prescribed by Statement of Financial Accounting Standard No. 7.  Management has determined that Wave meets the criteria of a development stage enterprise as prescribed in Statement of Financial Accounting Standard No. 7 because it has devoted substantially all of its efforts since inception toward research and development activities and establishing a new business and, although planned principal operations have commenced, there has been no significant revenue from those operations.

1.                   Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of March 31, 2004, has an accumulated deficit of approximately $256.1 million.  We also expect Wave will incur an operating loss for the calendar year of 2004.  Although we currently have working capital of approximately $8.8 million, considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that we will need a minimum of $8,500,000 of additional cash to satisfy our current forecasted cash flow requirements for the twelve-month period ending March 31, 2005.  Wave has begun market introduction of its security and broadband media distribution software products and has signed its initial distribution contracts for these applications.  However, due to the early stage nature of this market, Wave is unable to predict with a high level of certainty whether enough revenue will be generated over the twelve-month period ending March 31, 2005, to fund its cash flow requirements.  It is likely that we will be required to raise additional capital through either equity or debt financings, in order to adequately fund our capital requirements.  Furthermore, in the event that we are successful in executing our business plan for 2004 and into the first quarter of 2005, we will likely still be in a revenue shortfall position and we will need to begin to generate sufficient sales to fund operations in future years, or we will be required to raise additional capital to continue beyond the first quarter of 2005. Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured additional financing, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

If Wave is not successful in raising additional capital or is not successful executing its business plan, it could be forced to cease operations or merge with another company.  No assurance can be provided that any of these initiatives will be successful.

2.                   Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of common stock equivalents that would have been included in diluted loss per share, had their effect not been anti-dilutive for the each of the quarters ended March 31, 2004 and 2003, were approximately 619,000 shares and 69,000 shares, respectively.

3.                   Investments

On February 2, 2001, Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ Interactive Zone, Inc., then a privately held company, in a private placement exempt from registration under code section 4(2) of the Securities Act of 1933, as amended.  Wave’s investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ.  Accordingly, the investment had been accounted for under the cost method of accounting, because the investment was less than 20% of the outstanding capital stock of BIZ and because Wave could not exercise significant influence over BIZ.  On August 24, 2001, SSP Solutions, Inc. was formed through a merger with Litronic, Inc., a publicly traded company that provides authentication and encryption security technology.  As a result of the merger, Wave was issued 3,083,083 shares (14.95%) of the common stock of SSP in exchange for the BIZ shares it held.

During 2002, SSP issued Wave an additional 1,800,000 shares of common stock in connection with the cancellation of a development agreement that was entered into between the two parties in October 2000.  The basis of the shares acquired in 2002 of $1,818,000 was recorded as a gain from termination of the development contract.

As detailed in the table below, Wave’s investment in SSP, which was classified as available-for-sale securities, consisted of 3,518,983 shares valued at $5,876,699, as of March 31, 2004 and 4,550,583 shares valued at $6,325,310, as of December 31, 2003.

	Shares	Adjusted cost basis	Unrealized gain	Carrying value	Value per share
Balance as of December 31, 2003	4,550,583	$2,684,841	$3,640,469	$6,325,310	$1.39

Sales of securities	(1,031,600)	(608,644)	—	(608,644)	(0.59)
Other comprehensive income -unrealized gain on marketable securities	—	—	160,033	160,033	—
Balance as of March 31, 2004	3,518,983	$2,076,197	$3,800,502	$5,876,699	$1.67

During the quarter ended March 31, 2004, Wave sold 1,031,600 shares of SSP at an average selling price of $1.73 per share, realizing an aggregate gain from the sales of $1,174,885.  Wave uses the specific identification method to determine cost in computing realized gains or losses.

For the quarters ended March 31, 2004 and March 31, 2003, Wave recorded unrealized gains on marketable equity securities of $160,033 and  $48,831, respectively, as separate components of shareholders’ equity.

4.                   Wavexpress

In April 1999, Wave joined with Sarnoff Corporation to form Wavexpress.  Wavexpress develops secure data broadcast architecture, infrastructure and content services.  On October 15, 1999, Wave and Sarnoff signed a Joint Venture Agreement, which formally established Wavexpress.  Under this agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress.  Wave received a 53% equity interest, and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  The affiliates of Wave include Peter Sprague, the former Chairman of Wave and Steven Sprague, the Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 1% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.    Through March 31, 2004, Wave had provided approximately $39.4 million in funds to Wavexpress, including approximately $6.0 million in accrued interest.  This amount includes approximately $9.5 million that automatically converted into 1,826,570 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of March 31, 2004, Wave owned 69.0% of Wavexpress while Sarnoff owned 25.6%.  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $928,000 and $957,000 for the quarters ended March 31, 2004 and March 31, 2003, respectively.

5.                   Employee Stock Options

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure - an amendment to FASB Statement No. 123,” allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and disclose the effects of SFAS No. 123 as if the fair-value based method defined in SFAS No. 123 had been applied.  Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price.  Wave has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148.

The following table shows Wave’s pro forma net loss and loss per share if the company had accounted for stock options under SFAS No. 123 for the three months ended March 31:

	2004	2003

Net loss to common stockholders - as reported	$(3,408,764)	$(6,393,629)
Net loss to common shareholders - pro forma	(3,947,283)	(7,152,189)
Loss per common share - as reported	(0.05)	(0.12)
Loss per common share - pro forma	$(0.06)	$(0.14)

6.                   Warrants Containing Cash Settlement Provisions

Wave follows the FASB’s Emerging Issues Task Force pronouncement No. 00-19 (“EITF 00-19”) to account for derivative financial instruments indexed to, and settled in our own stock.  These would include financial instruments such as options or warrants to purchase Wave stock, but does not include employee stock options.  EITF 00-19 requires that freestanding financial instruments of this nature be classified as an asset or liability at fair value, in the event that the contract underlying any such financial instruments includes a net cash settlement provision.  In addition, EITF 00-19 requires any such asset or liability to be marked to market at the end of each period, with any resulting difference in fair value to be recorded as income or loss, through the company’s statement of operations, depending upon whether the difference results in a gain or loss.

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave common stock at an exercise price of $2.62 per share, in connection with a private placement of common stock with a group of accredited investors.  The warrants have a three-year term.  The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if at any time the warrants are “in the money” and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19.  Although the registration statement was declared effective by the Securities Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and there are circumstances that could potentially cause the registration statement to cease to remain effective.  Accordingly, Wave recorded a liability in its balance sheet that was valued at approximately $544,000 as of March 31, 2004 and $992,000 as of December 31, 2003.  These values were arrived at utilizing the Black-Scholes option pricing model with the following assumptions:

	As of March 31, 2004	As of December 31, 2003
Expected life (years)	3	3
Interest rate	3%	3.25%
Volatility	121. %	121%
Dividend yield	0%	0%

The decrease in fair value of the liability associated with the warrants of approximately $447,000 was recorded as an unrealized gain in Wave’s statement of operations in the quarter ended March 31, 2004, in accordance with EITF 00-19.

7.                   Contingencies

Securities and Exchange Commission Investigation

On December 17, 2003 Wave received an Order by the Securities and Exchange Commission (the “Commission”) regarding a formal investigation.  The focus of this investigation is on certain public statements made by Wave during and around August 2003, as well as certain trading in Wave’s securities during such time.  The Commission has not concluded that there has been any wrongdoing and Wave is cooperating fully with the Commission on this matter.  Wave cannot predict the potential effect on Wave as a result of this investigation at this time.

Purported Class Actions

Several (9 known) similar purported class action complaints have been filed between January 23, 2004 and February 23, 2004 most in the United States District Court for the District of Massachusetts, seven (7) of which name Wave, its Chief Executive Officer, its Chief Financial Officer and two (2) of which also name Wave’s Chairman of the Board, as defendants.

The purported class action complaints have been filed by alleged purchasers of Wave’s Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004.  The complaints claim that Wave and the named individuals violated the federal securities laws by publicly disseminating materially false and misleading statements regarding Wave, relating to Intel and IBM agreements, resulting in the artificial inflation of Wave’s Class A Common Stock price during the purported class periods.  The complaints do not specify the amount of alleged damages plaintiffs seek to recover.

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

8.                   Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services.  These products and services constitute Wave’s reportable segments.  Net losses for reportable segments exclude interest, realized gains on marketable securities, unrealized gain on decrease in value of warrant liability and other income.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s management.

The following sets forth reportable segment data:

	Three months ended March 31,
	2004	2003
Operating Revenues:
EMBASSY® digital security products and services	$24,134	$15,629
Wavexpress broadband media distribution products and services	26,309	775
Total Operating Revenues	50,443	16,404
(Net Loss):
EMBASSY® digital security products and services	(4,109,857)	(5,510,872)
Wavexpress broadband media distribution products and services	(927,894)	(956,616)
Total segments net loss	(5,037,751)	(6,467,488)
Interest income	6,701	23,859
Gain on sales of marketable securities	1,174,885	—
Unrealized gain on decrease in value of warrant liability	447,401	—
Other income	—	50,000
Net Loss	(3,408,764)	(6,393,629)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	158,987	212,575
Wavexpress Data Broadcasting	50,663	104,762
Total Depreciation and Amortization Expense	209,650	317,337
Capital Expenditures:
EMBASSY® digital security products and services	125,656	159,873
Wavexpress Data Broadcasting	38,610	10,495
Total Capital Expenditures	164,266	170,368

	As of
	March 31, 2004	December 31, 2003
Assets:
EMBASSY® Trusted Client Platform and services	13,419,796	$17,726,026
Wavexpress Data Broadcasting	410,705	434,404
Total Assets	$13,830,501	$18,160,430

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, but are not limited to, statements regarding contingencies, future prospects, liquidity and capital expenditures herein under “Part I Financial Information-Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and detailed in our other filings with the Commission during the past 12 months.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

Wave Systems Corp., a development stage company, develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to and compliant with the specifications of the Trusted Computing Group (“TCG”).  TCG is an industry standards body, comprised of computer and device manufacturers, software vendors and others whose purpose is to develop, define and promote open industry standard specifications for embedded hardware-enabled computing products, including security technologies across multiple platforms, peripherals and devices. The current TCG specification recommends a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module (“TPM”) that performs protected activities, including protected storage, platform authentication, protected cryptographic processes and attestable state capabilities to provide the first level of trust for the computing platform (a “Trusted Platform”).  The TPM is a hardware chip that is separate from the platform’s main CPU(s) that enables secure protection of files and other digital secrets, and performs critical security functions; such as, generating, storing and protecting “cryptographic keys,” which are secret codes used to decipher encrypted or coded data.  TCG-based systems will require an evolving “eco-system” of new development tools, applications, services and infrastructures.  In 2003, Wave began the market introduction of its first commercial products designed to support the emerging products that include TPMs in this marketplace.  Wave has developed additional products supporting these TCG products, some of which are to be introduced during the second quarter of 2004.  Wave also has several other products in development that it plans to release during 2004, and will continue to develop product enhancements to products that have been released.  Wave has not realized any significant revenues since we began our operations in 1988. While Wave was successful in signing distribution contracts with both Intel and National Semiconductor in 2003, we do not expect to begin to realize material revenues until the latter part of 2004.  Revenues have been nominal in relation to our expenditures due to the highly complex nature of the technology that we are developing and the early stage nature of the market for products that utilize this technology.  As a result, we haveexperienced a slow pattern of corporate development.

As the market for TPM-enabled products has developed with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications by repurposing these product assets, which has led to the development and marketing of our current products.  Wave’s products are unique in the fact that they support cross platform interoperability for the currently available TPM chips from National Semiconductor, Atmel and Infineon and have been certified for usage on TPM platforms shipped by Intel, IBM and HP.

Wave is devoting its resources to capitalize on the opportunities presented by this developing market, and overcoming the specific challenges in achieving this goal.

The market trends and opportunities that management focused its activities on during the quarter ended March 31, 2004 included the following:

•                  The market for information security services is growing rapidly.  According to industry analyst, IDC, the U.S. market for information security services is expected to grow from approximately $4 billion in 2001 to $10.7 billion in 2006 representing a compound annual growth rate of 21.7%.  The global market for information security is expected to reach $23 billion by 2006.(1)

•                  The persistence of security threats indicates that hardware is needed to provide more robust security than traditional software solutions.

•                  There is an emergence of TPM-enabled PCs being sold into the marketplace.  This emergence is complementary to Wave’s business model, which largely relies upon providing services for Trusted Platforms rather than selling the hardware itself.

•                  Business and security strategies are becoming more closely aligned due to the increasing rate of significant high profile and costly security breaches and the associated risks presented by this phenomenon.

•                  In-house security expertise remains in short supply.  Wave seeks to capitalize on its expertise as awareness of TPM-enabled solutions increases.

In pursuing these opportunities, we recognize many significant challenges that must be overcome, including:

•                  Tight enterprise IT budgets – industry data appear to show that while enterprise security will be a priority, it will be challenged by tight budgets.

•                  Long sales cycle due to continued lack of support for enterprise spending on security solutions – information security continues to be viewed as an IT issue versus a business issue.

•                  Market awareness – need to educate the marketplace of the advantages of utilizing hardware trusted platforms as a security solution.

•                  Limited availability of capital resources – Wave continues to rely on financing the development of its business by issuing new equity.

As more PC and chip original equipment manufacturers (“OEMs”) have begun introducing their Trusted Platform offerings, management has focused on entering into licensing contracts in which the OEM licenses our applications and bundles them with their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with two separate OEM partners.  Although no significant revenue has been recognized on these contracts through March 31, 2004, the forecasts that we’ve received from these customers provide an expectation that revenues of some significance may be realized later in calendar years 2004 and 2005.  In addition, we have sought to develop our products such that they operate on all of the major chip OEM Trusted Platforms that are currently shipping product in the marketplace and our applications have been approved to work with the Trusted Platforms of IBM, HP, Atmel, Infineon and others.

Management is also focused on developing the client and server-side applications and tools that will enable enterprises to manage an IT infrastructure that relies on TCG hardware-enabled security.  Wave is devoting a significant portion of its research and development budget to address this opportunity, as this will be a key ingredient for enterprises to successfully implement a Trusted Platform solution.  Wave has begun to offer these tools and applications to satisfy this need in 2004.

(1) IDC, The Shifting Landscape: U.S. Information Security Services, Jan. 2003, document # 28640.

With respect to sales and marketing, management is focused on broadening our distribution strategies to include resellers and systems integrators and expanding our presence selling directly to OEMs.  We have re-organized and shifted the focus of our sales force during the latter part of 2003, in order to achieve these objectives.

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

With respect to Wavexpress’ secure broadband media distribution products and services, the first revenue- producing contracts were entered into during the year ended December 31, 2003 and Wave began realizing revenue starting in the third quarter of 2003 through the first quarter of 2004.  Wavexpress continues to focus on sales and marketing activities and has signed additional contracts late in 2003 and during the first quarter of 2004.  It is expected that these contracts will generate revenue that is in line with the revenue that Wavexpress has generated in the last two fiscal quarters, once the services are launched.  Management plans to devote increasing development resources towards building its feature set, in order to meet market demand.

While management has committed to pursuing the business opportunities and objectives described above, it recognizes significant risks that are involved with pursuing its strategy.  Hardware-based computer security is but one approach to information security, and one that has significant hurdles to overcome.  There remains a high level of uncertainty as to whether hardware-based computer security will become a major category within the information security market, how large this category will be in terms of sales value and the length of time that it may take for these products to become a widely utilized information security solution.

Our Products

The EMBASSY Trust Suite

The current version of the EMBASSY Trust Suite is a set of applications, tools and services that are designed to bring functionality and user value to the TPM-enabled products.  The EMBASSY Trust Suite includes Document Manager Vault, Private Information Manager (“PIM”) and SmartSignature.  Document Manager Vault provides document encryption, decryption and client-side storage of documents. Document Manager Vault, which integrates with Microsoft Office, secures documents against unauthorized users and hackers.  PIM uses the TPM to securely store user information such as user names, passwords, credit card numbers and other personal information.  It retrieves login information to efficiently fill in web forms and web login information.  Data stored using the PIM utilizes the security of the TPM to protect against unauthorized access.  SmartSignature is a digital signing application that utilizes the signing keys generated by the TPM.  Wave has released two separate versions of the EMBASSY Trust Suite: Business Edition and Professional Edition.  Wave has also produced a version of the EMBASSY Trust Suite, which includes a client version of Key Transfer Manager (“KTM”) (see below), which is scheduled to be released in the first half of 2004.  Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $1,500,000 for the twelve months ending March 31, 2005.

EMBASSY Trust Server Applications and Tools

The EMBASSY Trust Server applications include KTM and Attestation Credential Manager (“ACM”) — essential enablers for managing and determining authenticity of Trusted Platforms. The ACM works with any application to ensure that it is interacting with a Trusted Platform.  This is a critical function for attestation and management of TPM-equipped devices.  KTM is a server application capable of securely backing up, storing and/or migrating TCG-specific keys from one TPM-enabled system to another, according to various security policies defined on the server, in a centralized fashion.  KTM is being designed to allow an IT manager to provide capabilities to individual TPM users such as recovery services in the event of system malfunctions or new product availability. Both products are planned to be released for availability sometime in 2004. Current planned development costs for this product group are expected to be approximately $4,100,000 for the twelve months ending March 31, 2005.

Digital Signature and Electronic Document Management

On October 4, 2001, Wave acquired digital signature and electronic document management technology, SmartSignature and SmartSAFE from SignOnLine, Inc., a California-based company.  This group of products now makes up our eSign Transaction Management Suite, also known as eTMS, which now consists of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0 is a digital signature application that connects signers and institutions - banks, insurance companies, enterprises, etc. – through a legally binding digital signature.  Wave’s SmartSignature is currently enabled for the support of TPMs for added security associated with user identity and signing credentials.  SmartSAFE Version 3.0 is a web-based document management application, where signed documents are archived and tracked.  SmartSAFE provides an easy to use environment, where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods.  SmartSignature Version 3.0 and SmartSAFE Version 3.0 have been completed and Wave commercially released these products in the first quarter of 2003.    SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed and released in January of 2003.  No further development activities are planned for this product group other than routine updates. Future development will be based on specific customer opportunities.  Wave will continue to allocate resources toward marketing and sales to promote these products.

The EMBASSY Trust System

Prior to the formation of the TCG, Wave developed its pioneering EMBASSY (EMBedded Application Security SYstem) Trust System.  The EMBASSY Trust System is Wave’s proprietary co-processor cryptographic subsystem and supporting infrastructure: a separate chip with its own processor designed to provide security functions; such as, hidden processing of software applications, protected storage of cryptographic keys and encrypted data that works with client and server software applications that provide and/or manage various security functions.  Products that make up the EMBASSY Trust System include hardware and software.  The hardware products that make up this product group are the EMBASSY 2100 security chip (referred to above) and secure user input devices such as EMBASSY Smart Card Readers and EMBASSY Smart Card Reader Keyboards that use EMBASSY 2100 chips.  These devices are being marketed to government, military and financial services markets.  The software products included in this product group are the Trust Assurance Network, which is the back office security infrastructure of the EMBASSY Trust System; Assistant, a client interface that allows the user to securely enter and store their personal and financial data, personal identification numbers, passwords, digital certificates and other information that requires security; the Cyber-Comm applet, a secure French banking application that runs on an EMBASSY chip, and FINREAD, a JAVA interface for online transactions. No further development activities are planned for this product group.  The primary assets of this product group have served as the basis for the development of the TCG-compliant products in the EMBASSY Trust Suite.

Broadband Media Distribution

Wave offers its data broadband content distribution products through Wavexpress, Inc, a joint venture between Wave and Sarnoff Corporation.  The joint venture was established on October 15, 1999.  Under the joint venture agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress.  Wave received a 53% equity interest and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  The affiliates of Wave include Peter Sprague; former Chairman of Wave and Steven Sprague; Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

Wavexpress has developed a vertically integrated suite of products designed to enable the optimum broadband distribution of digital programming. Suitable media for delivery include an extensive range of file types, including video, movies and games. Wavexpress delivers files presented and assembled as rich media channels. These products are designed to provide a rich consumer experience, allow content partners to participate in the market for broadband distribution and allow enterprise customers to deliver rich content to selected users within the enterprise network.  Wave believes the benefits of these products to content owners, network operators and enterprises include incremental revenue streams from content subscriptions and sales, increased consumer acquisition and retention when used as a marketing tool and cost savings over traditional distribution methods. The product has been deployed, and revenue-generating enterprise and content customers have been signed.  Planned future development expenditures are expected to approximate $850,000 for the twelve months ending March 31, 2005. As of March 31, 2004, Wave owned 69% of Wavexpress and Sarnoff owned 26%.

Our Market

Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications.  However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a network or platform.  Because of these persistent security concerns, there is now a recognized need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks.  The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices.  The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating an authenticatable security environment within the computer itself, will the information stored on the platform be adequately secure.  Wave is seeking to become a software, application, and services leader in hardware-based digital security and e-commerce products markets.  Because Wave has been a pioneer in developing hardware-based computer security systems, it is distinctively positioned to take advantage of this unique knowledge, significant technology asset and trusted computing intellectual properties.

Because hardware-based trusted computing involves a new approach to conducting business and exchanging information using computer systems, as it will require that traditional software-based security be augmented with next generation hardware-based security and an enhanced support infrastructure, intensive marketing and sales efforts have been and will continue to be necessary, in order to generate demand for products using Wave’s technology, and to ensure that Wave’s solution is accepted in this emerging market.  The current primary focus is on closing business with chip OEM, PC OEMs, enterprise customers and systems integrators.  Wave has also undertaken steps to develop and establish a reseller channel for our products.

R&D

Wave is a development stage company and has realized minimal operating revenues since its inception.  At March 31, 2004, Wave had an accumulated deficit of approximately $256.1 million.  Wave has made a substantial investment in research and development including $1.8 million for the quarter ended March 31, 2004, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2003, 2002 and 2001, Wave spent approximately $7.4 million, $12.0 million and $17.7 million, respectively, on research and development activities (which amounts include the value of stock issued).  In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997.  From its inception in February 1988 through March 31, 2004, Wave has spent approximately $93.1 million on research and development activities.

Wave was incorporated in Delaware on August 12, 1988 and was known previously as Indata Corp. Wave changed its name to Cryptologics International, Inc.,on December 4, 1989 and to Wave Systems Corp. in January 1993.  Wave’s principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and its telephone number is (413) 243-1600.

Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, marketable securities, valuation of long-lived and intangible assets accounting for joint ventures and software development. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 1 - Financial Information.

Accounting for Warrants containing cash settlement provisions - Wave follows the FASB’s Emerging Issues Task Force pronouncement No. 00-19 (“EITF 00-19”) to account for derivative financial instruments indexed to, and settled in, our own stock.  These would include financial instruments such as options or warrants to purchase Wave stock, but does not include employee stock options.  EITF 00-19 requires that freestanding financial instruments of this nature be classified as an asset or liability at fair value, in the event that the contract underlying any such financial instruments includes a net cash settlement provision.  In addition, EITF 00-19 requires any such asset or liability to be marked to market at the end of each period, with any resulting difference in fair value to be recorded as income or loss, through Wave’s statement of operations, depending upon whether the difference results in a gain or loss.

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave’s Class A Common Stock at an exercise price of $2.62 per share, in connection with a private placement of the Class A Common Stock with a group of accredited investors.  The warrants have a three-year term.  The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if, at any time, the warrants are “in the money” and the registration statement registering the shares of Class A Common Stock underlying such warrants ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision, as defined in EITF 00-19.  Although the registration statement was declared effective by the Securities Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and there are circumstances that could potentially cause the registration statement to cease to be effective.  Accordingly, Wave recorded a liability in its balance sheet that was valued at approximately $544,000 as of March 31, 2004 and $992,000 as of December 31, 2003.  These values were arrived at utilizing the Black-Scholes option pricing model with the following assumptions:

	As of March 31, 2004	As of December 31, 2003
Expected life (years)	3	3
Interest rate	3%	3.25%
Volatility	121%	121%
Dividend yield	0%	0%

The decrease in fair value of the liability associated with the warrants of approximately $447,000 was recorded as an unrealized gain in Wave’s statement of operations in the quarter ended March 31, 2004, in accordance with EITF 00-19.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed - Wave reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and SFAS No. 86. Wave is required to assess the recoverability of long-lived assets and capitalized software costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

Revenue Recognition - Wave’s business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, EMBASSY Trust Server, Wavexpress’ broadband media distribution and eTMS software products, sales of hardware and development contracts.  To date, our sales arrangements have not included multiple element, nor have our arrangements required significant modification or customization of the software.

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

PRODUCTS –SOFTWARE AND HARDWARE.

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

Results of Operations

Three Months Ended March 31, 2004 and 2003

For the three months ended March 31, 2004, Wave had revenues of  $50,443 that were derived from license contracts.  For the three months ended March 31, 2003, revenues were $16,404 primarily from service contracts.

The table below sets forth the components that make up the revenue for the quarters ended March 31:

	2004	2003	Increase/(Decrease)	% Change
Product	$6,660	$163	$6,497	3,986%
Services	—	12,549	(12,549)	(100)
Licensing and Other	43,783	3,692	40,091	1,086
Total Net Revenues	$50,443	$16,404	$34,039	208%

Cost of sales for the three months ended March 31, 2004, was $27,134 compared with $4,408 for the same period in 2003.  The increase in costs of sales was due to the increase in the number of products licensed and sold during the March 31, 2004 quarter versus the prior year as shown in the table above.

Selling, general and administrative expenses for the three months ended March 31, 2004 were $3,304,791, as compared to $3,844,350 for the comparable period of 2003, a decrease of 14%.  The decrease was due in large part to decreases in salary and benefit costs totaling approximately $292,000 associated with headcount reductions.  The salary and benefit cost reductions were partially offset by increases in temporary consulting fees and other professional fee expenses totaling approximately $70,000.  The headcount reductions were made primarily in the areas of product marketing, operations and administrative and support areas within Wave where it was possible to consolidate and restructure certain functions.  In addition, Wave reduced tradeshow and corporate advertising and public relations related expenditures by approximately $166,000.  Wave also reduced rent and related facility costs by approximately $39,000.  These savings were achieved from a reduction in overall square footage and consolidation of locations. Depreciation expense decreased by approximately $27,000. Included in the amounts listed above are Wavexpress’ selling, general and administrative expenses, which were $529,257 and $411,654 for the quarters ended March 31, 2004 and 2003, respectively.  This 28% increase was due primarily to increased salary and benefit costs related to an increase in headcount at Wavexpress, which included the addition of a new CEO and Chairman and two information technology positions.

Selling, general and administrative expenses are expected to remain relatively flat over the foreseeable future depending upon the business needs of Wave.  The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.  Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing salable products and markets for our technology.

Research and development expenses for the three months ended March 31, 2004 were $1,756,269, as compared to $2,635,134 for the comparable period of 2003, a decrease of 33%.  This decrease was primarily attributable to decreases in salaries, fringe and benefit expenditures of $971,000 associated with headcount reductions as Wave continued to scale back its research and development efforts throughout 2003 and the first quarter of 2004.  The decreases in salary and benefit costs were partially offset by an increase in temporary consulting expenses of $62,435.  In addition, rent expense for its R&D facilities was reduced by approximately $29,000 related to a reduction in square footage.   Wavexpress’ research and development expenditures included in the above were approximately $411,000 and $546,000 for the quarters ended March 31, 2004 and 2003, respectively.

Interest income for the three months ended March 31, 2004 was $6,701 as compared to $23,859 for the comparable period of 2003.  The decrease in interest income is primarily attributable to a decrease in interest-bearing assets and a decrease in interest rates earned on those investments compared with the same period in 2003.

Wave sold 1,031,600 shares of its holdings of SSP Solutions, Inc, common stock during the quarter ended March 31, 2004 for total proceeds of $1,783,529, recording a realized gain of $1,174,885 on the sales.  No sales of marketable securities took place for the quarter ended March 31, 2003.

For the quarter ended March 31, 2004, Wave recorded income representing the decrease in the value of the liability for outstanding warrants containing net cash settlement features of $447,401.  These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at $991,851 as of December 31, 2003, and  $544,450 as of March 31, 2004.  The decrease was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave’s Class A Common Stock from December 31, 2003 to March 31, 2004.  Because the price of Wave’s Class A Common Stock declined, the fair value of the warrants declined as well resulting in the gain.  No such gains were realized for the quarter ended March 31, 2003.

Wave had other income of $50,000 for the quarter ended March 31, 2003 for a cash settlement that it received in connection with a legal dispute with a former vendor.  No such income was earned for the quarter ended March 31, 2004.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended March 31, 2004 was $3,408,764 as compared to $6,393,629 for the comparable period of 2003.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of March 31, 2004, had a $256,095,090 deficit accumulated during the development stage.   Total stockholders’ equity as of March 31, 2004 was $10,814,867.  Wave has financed its operations through March 31, 2004 principally through the issuance of Class A and B Common Stock and various series’ preferred stock, for total proceeds of $224,852,864.

Sources and uses of cash

As of March 31, 2004, Wave had $5,207,321 in cash and cash equivalents.  As of December 31, 2003, Wave had $8,818,305 in cash and cash equivalents.  Wave had marketable securities with a value of $5,876,699 as of March 31, 2004 and $6,325,310 as of December 31, 2003.  The decrease in cash and cash equivalents resulted from $5,234,542 used in operating activities, $1,619,263 was provided from investing activities including $1,783,529 in proceeds from the sale of marketable securities, offset by $164,266 used in the acquisition of capital assets. $4,295 was provided from financing activities,which consisted of the proceeds from the exercise of stock warrants and employee stock options.  At March 31, 2004, Wave had working capital of $8,809,524.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve months ending March 31, 2005 will be approximately $19,000,000, including research and development (including capitalized product development), acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of approximately $5,207,000 as of March 31, 2004

•                  sales of marketable securities valued at approximately $5,877,000 as of March 31, 2004

•                  gross margin contribution from sales and licensing of products

•                  additional financings

Given Wave’s capital requirements for the twelve-month period ending March 31, 2005, as indicated above, the cash on hand of approximately $5,207,000 as of March 31, 2004, by itself will not be sufficient to fund its operations for the full twelve month period ending March 31, 2005.    An additional source of cash to fund operations for the period will likely come from the sales of its marketable securities valued as of March 31, 2004 at approximately $5,877,000, which consist of 3,518,983 shares of SSP’s common stock.  Wave may sell some or all of its holdings in SSP, as needed to fund its operations for the twelve-month period ending March 31, 2005.  As of May 1, 2004, Wave has sold 655,000 shares of SSP common stock for total proceeds of approximately $1,243,000.

Revenue outlook

During 2003, Wave began licensing its EMBASSY Trust Suite software through bundling arrangements with OEMs with whom it signed contracts during the year.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources in 2003 totaled approximately $227,000.  Wave has received forecasts from its partner OEMs with which it currently has bundling contracts that will generate license royalty revenues. Although these forecasts indicate an upward trend in revenue for 2004, because of the early stage of Wave’s market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues, although we do not expect to generate revenues at a level to cover our total operating costs for the same period.  We continue to work with our current partners and customers to introduce and promote our existing software products and new software products, which are under development in an effort to expand the market for hardware-based secure computing and thereby increase our market share and revenues.  However, because TCG hardware security is still a new, developing category within the computer security market, the ultimate size of this market and the timeframe for its development are unknown and difficult to predict.  Wave will also continue to pursue hardware sales and licensing of its proprietary EMBASSY Trust System, primarily in government-related security markets and financial markets.  In addition, Wave is exploring and pursuing contracts that will pay Wave for non-recurring engineering development services, although no such firm orders currently exist.

Wavexpress has likewise begun to enter into contracts with customers for its broadband media distribution services.  The types of contracts that Wavexpress has entered into thus far are, by and large, revenue-sharing arrangements, whereby the customer’s end-users pay a subscription fee to receive the service, and Wavexpress and the customer have a contractually agreed upon revenue-sharing arrangement, in exchange for Wavexpress licensing its applications to the customer.  Given that this is a new type of service, it is difficult to predict the subscription levels and therefore the revenue that will be generated from these contracts, however it is not expected to substantially exceed the level of revenue that Wavexpress generated over the most recent fiscal quarters.  In addition, Wavexpress has a number of additional customer prospects with whom it may close business in 2004; however, it is also difficult to predict the number of contracts that it will enter into during the year.

Known trends and uncertainties affecting future cash flows

From the discussion above, Wave’s cash and marketable securities on hand will not, on their own, be sufficient to fund operations for the full twelve-month period ending March 31, 2005.  Furthermore, given the uncertainties described above with respect to Wave’s revenue outlook for the period, there exists a reasonably high likelihood that additional funding will need to be generated, in the event that revenues are not sufficient to cover operating expenses.  Also, given the unpredictability of revenues, and the time to complete a debt or equity financing, Wave will likely be required to raise additional capital through either a debt or equity financing, in order to continue as a going concern in 2004.  Alternatively, Wave will be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives.  The amount of any such financing is unknown at this time. However, in the event that revenues do not grow substantially and given the available cash and marketable securities currently on hand, it is likely that Wave will be required to generate at least $8,500,000 in additional funding to continue in business through March 31, 2005.  It should also be noted that the market price of SSP’s common stock is and has historically been volatile, and there is no certainty that such market price will not go down thereby reducing the amount of proceeds realizable from this investment.

Other uncertainties that may impact the future business outlook

Uncertainty exists with respect to the legal matters that are currently pending including the formal SEC investigation and several class action securities and derivative shareholder lawsuits that have been served on Wave.  There is uncertainty as to the amount of legal costs that Wave may incur in addressing these matters.  In addition, the extent of any impact due to negative publicity or perceived negative publicity is not known; however, it is not unlikely that this negative publicity may be an impediment to Wave realizing its operational objectives until these matters are resolved, if indeed they are resolved in a non-damaging manner.

Because the information security services market and the TCG hardware security category, in particular, are in early stages of development, customer requirements may change or new competitive pressures can emerge, which could require a shift in product development and/or market strategy.  Should such shifts occur, it may require development, marketing and sales strategies to re-start or expand which would likely increase operating costs, requiring additional capital.  Such shifts have occurred several times throughout Wave’s history, requiring significant changes in strategy and business plan.

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures both in terms of the amount, which will likely be required for research and development and sales and marketing to increase market awareness, beyond 2004.  Therefore, if Wave is not able to begin to generate significant revenues by the end of 2004 to cover its operating costs, it will need to generate capital from other sources, and the likelihood is Wave will need to raise funds through either issuing additional common stock, preferred stock and/or debt to fund its operations beyond 2004.

Net operating loss carryforwards

As of December 31, 2003, Wave had net operating loss carryforwards for tax return purposes of approximately $202 million, which expire beginning in 2004 through 2023.  Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods, if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period.  We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards, if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following.

Going concern opinion

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave’s independent auditors, KPMG LLP, have issued a report on Wave’s financial statements as of December 31, 2004, dated March 12, 2004, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern.  (See also Note 1 to Wave’s consolidated financial statements.)

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Wave’s investment portfolio consists of a minority equity investment in SSP Solutions, Inc.  As of March 31, 2004, we held 3,518,983 shares of SSP.  These securities are generally classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  This investment is inherently risky because the market for the technologies or products that SSP has under development are in the early stages and may never materialize.  In addition, the values of these investments are subject to significant market price volatility.  For example, as a result of market price volatility, we experienced $13.2 million in losses, for other than temporary declines in market value.  Despite recent unrealized gains of $3.6 million for the year ended December 31, 2003 and $160 thousand for the quarter ended March 31, 2004, our investment in these shares is subject to potentially significant declines in value.  The following table presents the change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through April 6, 2004:

	Fair Market Value (“FMV”) at the lowest closing price from January 1, 2001 through April 6, 2004	FMV as of March 31, 2004	FMV at the highest closing price from January 1, 2001 through April 6, 2004
Corporate Equities	$1,759,492	$5,876,699	$14,999,288
Percentage decrease from highest closing price	88%	61%	—
Percentage decrease from FMV as of March 31, 2004	70%	—	—

Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 61% and 88% of the fair market value of these investments as of March 31, 2004.  The amount of such hypothetical future losses in fair market value would be equal to approximately $3,585,000, $4,114,000 and $5,171,000, using hypothetical losses of 61%, 70% and 88%, respectively.

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

(b)                               Changes in Internal Controls. There were no significant changes in Wave’s internal controls or in other factors that could significantly affect Wave’s disclosure controls and procedures subsequent to the date of the CEO’s and CFO’s evaluation, nor were there any significant deficiencies or material weaknesses in Wave’s internal controls.

PART II - OTHER INFORMATION

Item 6                                                              Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit No.		Description of Exhibit
31.1	—	Section 302 Certification by Steven K. Sprague, President and Chief Executive Officer
31.2	—	Section 302 Certification by Gerard T. Feeney, Chief Financial Officer
32.1	—	Section 906 Certification

(b)         Reports on Form 8-K:

Current Report on Form 8-K, filed on February 13, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2004

WAVE SYSTEMS CORP.
(Registrant)

	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer