Form 10-Q
period 2004-06-30
WAVE SYSTEMS CORP
filed 2004-08-13
CIK 919013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of August 2, 2004: 70,692,827 shares of Class A Common Stock and 205,725 shares of Class B Common Stock.

PART I -                FINANCIAL INFORMATION

Item 1.                    Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated (Unaudited) Balance Sheets

	As of
	June 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$2,665,231	$8,818,305
Cash collected on behalf of charities	—	211,717
Marketable securities	3,316,876	6,325,310
Prepaid expenses and other receivables	116,116	205,472
Total current assets	6,098,223	15,560,804
Property and equipment, net	1,938,596	2,286,876
Other assets	301,561	312,750
Total Assets	8,338,380	18,160,430
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	3,021,232	2,836,524
Due to charities	—	243,197
Deferred revenue	60,000	74,222
Total current liabilities	3,081,232	3,153,943

Liability for warrants containing cash settlement provisions	641,306	991,851
Total Liabilities	3,722,538	4,145,794

Common stock, $.01 par value. Authorized 120,000,000 shares as Class A; 67,163,415 shares issued and outstanding in 2004 and 67,128,106 in 2003	671,634	671,281
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 205,725 shares issued and outstanding in 2004 and 2003	2,057	2,057
Capital in excess of par value	262,501,706	262,387,155
Deficit accumulated during the development stage	(260,416,017)	(252,686,326)
Accumulated other Comprehensive Income — unrealized gain on marketable securities	1,856,462	3,640,469
Total stockholders’ equity	4,615,842	14,014,636
Total Liabilities and Stockholders’ Equity	$8,338,380	$18,160,430

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operations

(Unaudited)

					Period from February 12, 1988 (inception) through June 30, 2004

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Revenues:
Product	$—	$1,175	$6,660	$1,338	$496,124
Services	—	12,232	—	24,781	806,640
Licensing and other	6,300	20,320	50,083	24,012	676,652
Total Net Revenues	6,300	33,727	56,743	50,131	1,979,416
Cost of sales:
Product	—	948	4,647	2,803	288,572
Services	—	3,818	—	4,967	372,654
Licensing and other	3,092	—	25,579	1,404	200,577
Total Cost of Sales	3,092	4,766	30,226	9,174	861,803
Gross margin	3,208	28,961	26,517	40,957	1,117,613
Operating expenses:
Selling, general, and administrative	3,502,642	2,858,936	6,807,433	6,703,286	147,166,074
Research and development	1,647,837	1,593,923	3,404,106	4,229,057	94,751,503
Write-off of intangibles and other impaired assets	301,366	—	301,366	—	3,634,314
Inventory provision	—	—	—	—	1,114,442
Restructuring costs and other special charges	—	—	—	—	726,280
Amortization of goodwill	—	—	—	—	2,294,176
Write-off of goodwill	—	—	—	—	3,054,456
In-process research and development expense	—	—	—	—	2,176,000
Acquisition costs	—	—	—	—	1,494,000
Aladdin license expense	—	—	—	—	3,889,000
	5,451,845	4,452,859	10,512,905	10,932,343	260,300,245
Other income (expense):
Interest income	6,793	32,826	13,494	56,685	10,279,617
Interest expense	—	—	—	—	(1,695,461)
Equity in losses of GlobalWave	—	—	—	—	(5,738,650)
Loss on other than temporary decline in marketable equity securities	—	—	—	—	(13,249,781)
Gain (loss) on sale of marketable securities	1,217,773	(5,103)	2,392,658	(5,103)	3,169,874
Liquidated damages	—	—	—	—	(155,716)
Unrealized (loss) gain in value of warrant liability	(96,856)	—	350,545	—	613,642
License fee	—	—	—	—	5,000,000
License warrant cost	—	—	—	—	(1,100,000)
Gain on termination of development contract	—	—	—	—	1,818,000
Recovery (loss) on officer note receivable	—	999,518	—	999,518	—
Other income (expense)	—	2,370	—	52,370	(174,910)
	1,127,710	1,029,611	2,756,697	1,103,470	(1,233,385)
Net loss	(4,320,927)	(3,394,287)	(7,729,691)	(9,787,916)	(260,416,017)
Accrued dividends on preferred stock	—	2,879,626	—	2,879,626	10,048,115
Net loss to common stockholders	(4,320,927)	$(6,273,913)	(7,729,691)	$(12,667,542)	$(270,464,132)
Loss per common share	$(0.06)	$(0.12)	$(0.11)	$(0.24)	$(11.33)
Weighted average number of common shares outstanding during the period	67,362,876	52,096,411	67,350,260	52,096,278	23,872,769

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from February 12, 1988 (date of inception) through June 30, 2004

	Six Months ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(7,729,691)	$(9,787,916)	$(260,416,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	3,054,456
Goodwill amortization	—	—	2,294,176
Depreciation and amortization	443,894	619,277	11,317,060
Reserve for note from affiliate	—	—	1,672,934
Provision for loss (recovery) on officer note receivable	—	(999,518)	—
Accretion of assured incremental yield on convertible debt	—	—	119,000
Common stock issued in connection with
license and cross-license agreement	—	—	1,124,960
Realized (gain) loss on marketable securities	(2,392,658)	5,103	(3,169,874)
Net losses realized on GlobalWave investment	—	—	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	80,609	43,176	3,018,880
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In-process research and development	—	—	2,176,000
Write-off of impaired assets	301,366	—	3,634,314
Loss on other than temporary decline in marketable equity securities	—	—	13,249,781
Gain on termination of development contract with SSP Solutions, Inc.	—	—	(1,818,000)
Unrealized (gain) loss on decrease in value of warrant liability	(350,545)	—	(613,642)
Preferred stock issued for services rendered	—	—	265,600
Compensation associated with issuance of stock options	—	(12,242)	2,019,263
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,253
Common stock issued by principal stockholder for services rendered	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	(14,222)	83,333	60,000
Increase in accrued interest on note receivable	—	(26,406)	—
Increase in inventories	—	(188)	—
(Increase) decrease in prepaid expenses and other receivables	89,356	416,133	(85,795)
(Increase) decrease in other assets	11,189	55,927	(316,476)
Increase (decrease) in accounts payable and accrued expenses	184,711	(930,760)	3,410,333
Decrease in amounts due to charities	(243,197)	(263,156)	—
Decrease in cash restricted on behalf of charities	211,717	235,553	—
Net cash used in operating activities	$(9,407,471)	$(10,561,684)	$(205,473,817)
Cash flows from investing activities:
Acquisition of property and equipment	$(396,980)	$(444,247)	$(12,825,603)
Investment in GlobalWave joint venture	—	—	(5,701,250)
Cash received in connection with GlobalWave acquisition	—	—	1,380,464
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	3,617,082	52,422	6,210,473
Exercise of warrants to acquire securities available-for-sale	—	—	(1,620,000)
Net cash provided by (used in) investing activities	3,220,102	(391,825)	(16,743,816)

Cash flows from financing activities:
Net proceeds from issuance of common stock	34,295	993	204,570,001
Net proceeds from issuance of preferred stock and warrants	—	4,780,540	16,988,570
Note receivable from officer	—	281,399	—
Payment of dividends on preferred stock	—	—	(212,517)
Proceeds from notes payable and warrants to stockholders	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,250
Repayments of note payable	—	—	(255,000)
Redemption of preferred stock	—	—	(506,440)

Net cash provided by financing activities	34,295	5,062,932	224,882,864

Net increase (decrease) in cash and cash equivalents	(6,153,074)	(5,890,577)	2,665,231

Cash and cash equivalents at beginning of period	8,818,305	10,221,124	—

Cash and cash equivalents at end of period	$2,665,231	$4,330,547	$2,665,231

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in excess of	Deficit accumulated during the development	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	par value	stage	income (loss)		Total
Balance at December 31, 2003	67,128,106	$671,281	205,725	$2,057	$262,387,155	$(252,686,326)		$3,640,469	$14,014,636

Net loss	—	—	—	—	—	(7,729,691)	—	—	(7,729,691)
Unrealized gain on marketable securities:
Unrealized holding gains during the period	—	—	—	—	—	—	608,651
Less: reclassification adjustment for gains included in net income							(2,392,658)	(1,784,007)	(1,784,007)
Comprehensive income (loss)	—	—	—	—	—	—		—	(9,513,698)
Issuance of warrants to purchase Class A Common Stock for services	—	—	—	—	80,609	—	—	—	80,609

Issuance of Class A Common Stock upon exercise of warrants and employee stock options	35,309	353	—	—	33,942	—		—	34,295

Balance at June 30, 2004	67,163,415	$671,634	205,725	$2,057	$262,501,706	$(260,416,017)		$1,856,462	$4,615,842

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Notes to Unaudited Consolidated Financial Statements

June 30, 2004 and 2003

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of June 30, 2004 and December 31, 2003, and the results of its operations and cash flows for the periods ended June 30, 2004 and 2003.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2003, included in its Form 10-K filed on March 24, 2004.  The results of operations for the quarter ended June 30, 2004, are not necessarily indicative of the operating results for the full year.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly owned subsidiary and Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation.  All significant intercompany transactions have been eliminated.  The financial statements of Wave have been presented in the development stage format as prescribed by Statement of Financial Accounting Standard No. 7.  Management has determined that Wave meets the criteria of a development stage enterprise as prescribed in Statement of Financial Accounting Standard No. 7 because it has devoted substantially all of its efforts since inception toward research and development activities and establishing a new business and, although planned principal operations have commenced, there has been no significant revenue from those operations.

1.             Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of June 30, 2004, has an accumulated deficit of approximately $260.4 million.  We also expect Wave will incur an operating loss for the calendar year of 2004.

As of June 30, 2004, we had working capital of approximately $3.0 million.  In addition, we received approximately $2.8 million net of underwriter and other fees, through the sale of approximately 3.5 million shares of our Class A Common Stock on August 2, 2004 that are covered by a $25 million shelf registration statement, dated May 10, 2004. In addition, a total of 7.9 million shares were offered in connection with this sale and issuance of shares, in the form of an additional investment right and warrants at exercise prices ranging from $1.00 to $1.30 per share, that, if exercised, will yield an additional $8.7 million in proceeds, less offering expenses.  Considering our current cash balance and marketable equity securities our projected operating cash requirements indicate that we will need a minimum of $11,000,000 of additional cash, over and above the $2.8 million referred to above, to satisfy our current forecasted cash flow requirements for the twelve-month period ending June 30, 2005.

Wave has begun market introduction of its security and broadband media distribution software products and has signed its initial distribution contracts for these applications.  However, due to the early stage nature of this market, Wave is unable to predict with a high level of certainty whether enough revenue will be generated over the twelve-month period ending June 30, 2005, to fund its cash flow requirements.  It is likely that we will be required to raise additional capital through either equity or debt financings, in order to adequately fund our capital requirements.  To this end, on April 15, 2004, we filed a shelf registration statement for up to $25,000,000 of common stock on April 10, 2004, which was declared effective by the Securities and Exchange Commission on May 10, 2004.  We intend to utilize this shelf registration to issue and sell additional shares of our Class A Common Stock to the extent necessary to fund our operations for the foreseeable future.   Presently, after subtracting the potential proceeds from the offering described above, there remains $13.3 million in maximum available proceeds from this shelf registration.  Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through June 30, 2005, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

If Wave is not successful in raising the needed capital referred to above, or is not successful executing its business plan, it could be forced to cease operations or merge with another company.  No assurance can be provided that any of these initiatives will be successful.

2.             Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options, stock warrants and convertible preferred stock.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for the quarter and six-month period ended June 30, 2004, were approximately 342,000 shares and 480,000 shares, respectively versus  4,839,000 and 2,454,000 for the quarter and six-month period ended June 30, 2003, respectively.  Employee stock options and other stock warrants to purchase approximately 11,302,000 and 11,156,000 shares were outstanding for the quarter and six-month periods ended June 30, 2004, respectively versus 13,600,000 and 12,140,000 options and warrants outstanding for the quarter and six-month periods ended June 30, 2003, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of the common shares and, therefore, the effect would have been antidilutive.

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

During 2002, SSP issued Wave an additional 1,800,000 shares of common stock in connection with the cancellation of a development agreement that was entered into in October 2000.  The basis of the shares acquired in 2002 of $1,818,000 was recorded as a gain from termination of the development contract.

As detailed in the table below, Wave’s investment in SSP, which was classified as available-for-sale securities, consisted of 2,475,283 shares valued at $3,316,876, as of June 30, 2004 and 4,550,583 shares valued at $6,325,310, as of December 31, 2003.

	Shares	Adjusted cost basis	Unrealized gain	Carrying value	Value per Share
Balance as of December 31, 2003	4,550,583	$2,684,841	$3,640,469	$6,325,310	$1.39

Sales of securities	(2,075,300)	(1,224,427)	—	(1,224,427)	(0.59)
Other comprehensive income -change in accumulated unrealized gain (see below)	—	—	(1,784,007)	(1,784,007)	—
Balance as of June 30, 2004	2,475,283	$1,460,414	$1,856,462	$3,316,876	$1.34

During the six months ended June 30, 2004, Wave sold 2,075,300 shares of SSP, in a series of separate sales, at an average selling price of $1.74 per share, realizing an aggregate gain from the sales of $2,392,658.  Wave uses the specific identification method to determine cost in computing realized gains or losses.

Wave recorded unrealized holding gains on marketable equity securities included in other comprehensive income, as follows, for the six months ended June 30:

	2004	2003
Unrealized holding gains	$608,651	$1,717,704
Reclassification adjustment for (gains) losses included in net income	(2,392,658)	5,108
Net change in accumulated unrealized gain	$(1,784,007)	$1,722,812

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 1% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.    Through June 30, 2004, Wave had provided approximately $40.9 million in funds to Wavexpress, including approximately $6.5 million in accrued interest.  This amount includes approximately $9.5 million that automatically converted into 1,826,570 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of June 30, 2004, Wave owned 69.0% of Wavexpress while Sarnoff owned 25.6%.  (If Wave were to convert all of its convertible notes outstanding, Wave, Wavexpress and the other shareholders referred to above would own approximately 94%, 5% and 1%, respectively.)  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $948,000 and $1,100,000 for the quarters ended  June 30, 2004 and June 30, 2003, respectively, and $1,900,000 versus $2,000,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

5.             Employee Stock Options

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure – an amendment to FASB Statement No. 123,” allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied.  Under APB Opinion

No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price.  Wave has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148.

The following table shows Wave’s pro forma net loss and loss per share if the company had accounted for stock options under SFAS No. 123 for the periods presented:

	Three Months ended		Six Months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net loss to common shareholders – as reported	$(4,320,927)	$(6,273,913)	$(7,729,691)	$(12,667,542)
Net loss to common shareholders – pro forma	$(5,215,954)	$(6,763,452)	$(9,163,237)	$(13,915,641)
Loss per common share – as reported	(0.06)	(0.12)	(0.11)	(0.24)
Loss per common share – pro forma	$(0.08)	$(0.13)	$(0.14)	$(0.27)

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

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave common stock at an exercise price of $2.62 per share, in connection with a private placement of common stock with a group of accredited investors.  The warrants have a three-year term.  The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if at any time the warrants are “in the money” and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19.  Although the registration statement was declared effective by the Securities Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and there are circumstances that could potentially cause the registration statement to cease to remain effective.  Accordingly, Wave recorded a liability in its balance sheet that was valued at approximately $641,000 as of  June 30, 2004 and $992,000 as of December 31, 2003.  These values were arrived at utilizing the Black-Scholes option pricing model with the following assumptions:

	As of June 30, 2004	As of December 31, 2003
Expected life remaining (years)	2.33	3
Interest rate	4%	3.25%
Volatility	124%	121%
Dividend yield	0%	0%

The decrease in fair value of the liability associated with the warrants of approximately $351,000 was recorded as an unrealized gain in Wave’s statement of operations in the six months ended June 30, 2004, in accordance with EITF 00-19.

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

8.             Impairment of Developed Software

In the quarter-ended June 30, 2004, Wave took a charge of approximately $301,000 to write-off developed software that had been capitalized.  The software that was written off was developed for a distribution agreement that was entered into with National Semiconductor Corp. (“NSC”) whereby NSC was to distribute it with their trusted platform module chip.  The write-off was the result of the termination of the agreement, and because the version of the software that was written off has been discontinued and superceded by a new version.  Consequently, the value of the software became impaired because it had no alternative uses.  Wave continues to maintain a license agreement with NSC, whereby Wave is paid royalties based on Wave Intellectual Property (“IP”) that is included in NSC’s chip design.

9.             Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services.  These products and services constitute Wave’s reportable segments.  Net losses for reportable segments exclude interest, realized gains on marketable securities,  recovery on note receivable, unrealized gain on decrease in value of warrant liability and other income.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s management.

The following sets forth reportable segment data (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Operating Revenues:
EMBASSY® digital security products and services	$5,616	$21,157	$29,750	$36,786
Wavexpress broadband media distribution products and services	684	12,570	26,993	13,345
Total Operating Revenues	6,300	33,727	56,743	50,131

(Net Loss):
EMBASSY® digital security products and services	(4,501,273)	(3,339,418)	(8,611,130)	(8,850,290)
Wavexpress broadband media distribution	(947,364)	(1,084,480)	(1,875,258)	(2,041,096)
Total Segments Net Loss	(5,448,637)	(4,423,898)	(10,486,388)	(10,891,386)
Interest income	6,793	32,826	13,494	56,685
Gain on sale of marketable securities	1,217,773	(5,103)	2,392,658	(5,103)
Recovery of note receivable	—	999,518	—	999,518
Unrealized gain (loss) on change in value of warrant liability	(96,856)	—	350,545	—
Other income	—	2,370	—	52,370
Net Loss	$(4,320,927)	$(3,394,287)	$(7,729,691)	$(9,787,916)

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	188,513	216,422	347,500	428,997
Wavexpress broadband media distribution	45,731	85,518	96,394	190,280
Total Depreciation and Amortization Expense	$234,244	$301,940	$443,894	$619,277

Capital Expenditures:
EMBASSY® digital security products and services	155,187	260,674	280,843	420,547
Wavexpress broadband media distribution	77,527	13,205	116,137	23,700
Total Capital Expenditures	$232,714	$273,879	$396,980	$444,247

	As of
	June 30, 2004	December 31, 2003
Assets:
EMBASSY® digital security products and services	$7,922,169	$17,726,026
Wavexpress broadband media distribution	416,211	434,404
Total Assets	$8,338,380	$18,160,430

10.  Subsequent Event

On July 30, 2004, Wave entered into a securities purchase agreement, pursuant to which Wave sold and issued 3,529,412 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,000,000.  The shares of Class A Common Stock were priced at $0.85.  It is expected that Wave will realize net proceeds of approximately $2.8 million after deducting placement agent and other fees associated with the issuance of these securities. These shares were drawn-down off of a shelf registration statement, which was filed by Wave on April 15, 2004 and declared effective by the Securities and Exchange Commission on May 10, 2004.  Wave also granted the purchaser a 90-day additional investment right and two series of warrants.

The additional investment right granted in this transaction allows the purchaser to purchase up to 3,529,412 additional shares of Class A Common Stock at a price of $1.00 per share.  These shares are also to be drawn-down off of the shelf registration statement.

The warrants granted in this transaction are made up of two different series.  The Series A warrants are exercisable for up to 3,529,412 shares of Class A Common Stock at an exercise price of $1.15 per share.  The Series A warrants are exercisable from January 30, 2005 until July 30, 2005.  The Series B warrants are exercisable for up to 882,353 shares of Class A Common Stock at an exercise price of $1.30 per share.  The Series B warrants are exercisable from July 30, 2005 until January 30, 2006.  The shares of Class A Common Stock issuable upon exercise of the Series A warrants and Series B warrants are also to be drawn-down off of the shelf registration statement.  Under the terms of the offering, in no event shall the Purchaser become the beneficial owner of more than 9.99% of the number of shares of Class A Common Stock outstanding immediately after giving effect to such issuance.  If exercised in their entirety, the additional investment right and warrants would generate an additional estimated $8.4 million in net proceeds to Wave.

Corpfin Inc. (the “Placement Agent”) entered into a placement agency agreement with us in which they have agreed to act as placement agent in connection with the offering.  We have agreed to pay the Placement Agent a fee equal to 4.0% of the actual gross proceeds from the sale of the shares and exercise of the investment rights and warrants referred to above.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

Wave Systems Corp., a development stage company, develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to and compliant with the specifications of the Trusted Computing Group (“TCG”).  TCG is an industry standards body, comprised of computer and device manufacturers, software vendors and others whose purpose is to develop, define and promote open industry standard specifications for embedded hardware-enabled computing products, including security technologies across multiple platforms, peripherals and devices. The current TCG specification recommends a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module (“TPM”), that performs protected activities, including protected storage, platform authentication, protected cryptographic processes and attestable state capabilities to provide the first level of trust for the computing platform (a “Trusted Platform”).  The TPM is a hardware chip that is separate from the platform’s main CPU(s) that enables secure protection of files and other digital secrets, and performs critical security functions; such as, generating, storing and protecting “cryptographic keys,” which are secret codes used to decipher encrypted or coded data.  TCG-based systems will require an evolving “eco-system” of new development tools, applications, services and infrastructures.

In 2003, Wave began the market introduction of its first commercial products designed to support the emerging products that include TPMs.  Wave has developed additional products supporting these TCG products, some of which have been introduced during the second quarter of 2004 (see: Our Products, on page 14).  Wave also has several other products in development that it plans to release during 2004, and will continue to develop product enhancements to products that have previously been released.

Wave has not realized any significant revenues since we began our operations in 1988. While Wave was successful in signing distribution contracts with both Intel and National Semiconductor in 2003, we do not expect to begin to realize material revenues until the latter part of 2004.  Wave and National Semiconductor Corp. (“NSC”) have since agreed to alter the way that Wave’s software is distributed to National Semiconductor’s customers in order to allow Wave to sell directly to such customers.  Therefore, Wave and National Semiconductor have terminated the existing software distribution contract in order to negotiate an updated structure.  This will allow Wave to establish and maintain a direct relationship with personal computer and motherboard original equipment manufacturers (“OEMs”).  Wave continues to maintain a license agreement with NSC, whereby Wave is paid royalties based on Wave Intellectual Property (“IP”) that is included in NSC’s chip design.

As the market for TPM-enabled products has begun to develop with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications by repurposing these product assets, which has led to the development and marketing of our current products.  Wave’s products are unique in the fact that they support cross platform interoperability for the currently available TPM chips from National Semiconductor, Atmel and Infineon and have been certified for usage on TPM platforms shipped by Intel, IBM and HP. However, our revenues have been nominal in relation to our expenditures due to the early stage nature of the market for computers that utilize TPMs coupled with our applications to perform information security functions.  As a result, we have experienced a slow pattern of corporate development.

Wave is devoting its resources to capitalize on the opportunities presented by this developing market, and overcoming the specific challenges in achieving this goal.

The market trends and opportunities that management focused its activities on during the quarter ended June 30, 2004 included the following:

•                  The market for information security services is growing rapidly.  According to industry analyst, IDC, the U.S. market for information security services is expected to grow from approximately $4 billion in 2001 to $10.7 billion in 2006 representing a compound annual growth rate of 21.7%.  The global market for information security is expected to reach $23 billion by 2006.(1)

1 IDC, The Shifting Landscape: U.S. Information Security Services, Jan. 2003, document # 28640.

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

As more PC and chip OEMs have begun introducing their Trusted Platform offerings, management has focused on licensing contracts in which the OEM licenses our applications or IP as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such agreements with two separate OEM partners, National Semiconductor and Intel.  Although no significant revenue has been recognized on these contracts through June 30, 2004, the forecasts that we’ve received from these customers provide an expectation that revenues of some significance may be realized later in calendar years 2004 and 2005.

In addition, we have sought to develop our products such that they operate on all of the major chip OEM Trusted Platforms that are currently shipping product in the marketplace and our applications have been approved to work with the Trusted Platforms of IBM, HP, Atmel, Infineon and others.

Management is also focused on developing the client and server-side applications and tools that will enable enterprises to manage an IT infrastructure that relies on TCG hardware-enabled security.  Wave is devoting a significant portion of its research and development budget to address this opportunity, as this will be a key ingredient for enterprises to successfully implement a Trusted Platform solution.  Wave has begun to offer these tools and applications in 2004.

With respect to sales and marketing, management is focused on broadening our distribution strategies to include resellers and systems integrators and expanding our presence selling directly to OEMs.  We have re-organized and shifted the focus of our sales force during the latter part of 2003, in order to achieve these objectives.  To date, we have signed agreements with four resellers, CSS Laboratories, Envoy Data Corporation, SmartAxis, SA and Techscaler, Inc., for our software applications.  These agreements do not specifically obligate these resellers to purchase any minimum quantities of Wave products, however they have agreed  to promote and solicit orders for our products.

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

With respect to Wavexpress’ secure broadband media distribution products and services, the first revenue-producing contracts were entered into during the year ended December 31, 2003, and Wave began realizing revenue starting in the third quarter of 2003 through the first quarter of 2004.  Wavexpress continues to focus on sales and marketing activities and has signed additional contracts late in 2003 and during the first quarter of 2004.  It is expected that these contracts will generate revenue that is in line with the revenue that Wavexpress has generated in the last three fiscal quarters, once the services are launched.  Management plans to devote increasing development resources toward building its feature set, in order to meet market demand.

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

Our Products

Desktop Applications

The EMBASSY Trust Suite

The current version of the EMBASSY Trust Suite is a set of applications, tools and services that are designed to bring functionality and user value to the TPM-enabled products.  The EMBASSY Trust Suite includes Document Manager Vault, Private Information Manager (“PIM”) and SmartSignature.  Document Manager Vault provides document encryption, decryption and client-side storage of documents and, which integrates with Microsoft Office, secures documents against unauthorized users and hackers.  PIM uses the TPM to securely store user information such as user names, passwords, credit card numbers and other personal information.  It retrieves login information to efficiently fill in web forms and web login information.  Data stored using the PIM utilizes the security of the TPM to protect against unauthorized access.  SmartSignature is a digital-signing application that utilizes the signing keys generated by the TPM.  Wave has released two separate versions of the EMBASSY Trust Suite: Business Edition and Professional Edition.  Wave has also produced a version of the EMBASSY Trust Suite, which includes a client version of Key Transfer Manager (“KTM”) (see below), which is scheduled to be released in the third quarter of 2004.  Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.

EMBASSY Security Center 1.0

The EMBASSY Security Center application allows users to set up and configure a TPM platform.  Additionally, this application is the control center for a user to maintain their security settings, including strong authentication, secured login and simplified password management policies.

Current planned development costs for the desktop applications product group are expected to be approximately $826,000 for the twelve months ending June 30, 2005.

EMBASSY Trust Server Applications and Tools

The EMBASSY Trust Server applications include KTM and Attestation Credential Manager (“ACM”) — essential enablers for managing and determining authenticity of Trusted Platforms. The ACM works with any application to ensure that it is interacting with a Trusted Platform.  This is a critical function for attestation and management of TPM-equipped devices.  KTM is a server application capable of securely backing up, storing and/or migrating TCG-specific keys from one TPM-enabled system to another, according to various security policies defined on the server, in a centralized fashion.  KTM is being designed to allow an IT manager to provide capabilities to individual TPM users such as recovery services in the event of system malfunctions or new product availability. Both products are planned to be released for availability in 2004.

The Wave Systems TCG-Enabled Toolkit is a compilation of tools designed to assist application developers writing new applications or modifying existing ones to function on TCG-compliant platforms. Wave Systems provides two versions of our toolkit, Discovery and Commercial, which enable developers to leverage basic and enhanced TCG services such as integrated key lifecycle management, including key escrow and key recovery. The Discovery toolkit offers application developers a license for internal evaluation only, whereas the Commercial toolkit is a license for external redistribution.

Current planned development costs for this product group are expected to be approximately $3.2 million for the twelve months ending June 30, 2005.

Digital Signature and Electronic Document Management

On October 4, 2001, Wave acquired digital signature and electronic document management technology, SmartSignature and SmartSAFE from SignOnLine, Inc., a California-based company.  This group of products now makes up our eSign Transaction Management Suite, also known as eTMS, which now consists of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0 is a digital signature application that connects signers and institutions – banks, insurance companies, enterprises, etc. – through a legally binding digital signature.  Wave’s SmartSignature is currently enabled for the support of TPMs for added security associated with user identity and signing credentials.  SmartSAFE Version 3.0 is a web-based document management application, where signed documents are archived and tracked.  SmartSAFE provides an easy-to-use environment, where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods.  SmartSignature Version 3.0 and SmartSAFE Version 3.0 have been completed and Wave commercially released these products in the first quarter of 2003.    SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed and released in January of 2003.  No further development activities are planned for this product group other than routine updates.

Future development will be based on specific customer opportunities.  Wave will continue to allocate resources toward marketing and sales to promote these products.

The EMBASSY Trust System

Prior to the formation of the TCG, Wave developed its pioneering EMBASSY (EMBedded Application Security SYstem) Trust System.  The EMBASSY Trust System is Wave’s proprietary co-processor cryptographic subsystem and supporting infrastructure: a separate chip with its own processor designed to provide security functions; such as, hidden processing of software applications, protected storage of cryptographic keys and encrypted data that works with client and server software applications that provide and/or manage various security functions.  Products that make up the EMBASSY Trust System include hardware and software.  The hardware products that make up this product group are the EMBASSY 2100 security chip (referred to above) and secure user input devices such as EMBASSY Smart Card Readers and EMBASSY Smart Card Reader Keyboards that use EMBASSY 2100 chips.  These devices are being marketed on a limited basis to the government and military.  The software products included in this product group are the Trust Assurance Network, which is the back office security infrastructure of the EMBASSY Trust System; Assistant, a client interface that allows the user to securely enter and store their personal and financial data, personal identification numbers, passwords, digital certificates and other information that requires security; the Cyber-Comm applet, a secure French banking application that runs on an EMBASSY chip, and  FINREAD, a JAVA interface for online transactions. No further development activities are planned for this product group.  The primary assets of this product group have served as the basis for the development of the TCG-compliant products in the EMBASSY Trust Suite.

Broadband Media Distribution

Wave offers its data broadband content distribution products through Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation.  The joint venture was established on October 15, 1999.  Under the joint venture agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress.  Wave received a 53% equity interest and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  The affiliates of Wave include Peter Sprague; former Chairman of Wave, and Steven Sprague, Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

Wavexpress has developed a vertically integrated suite of products designed to enable the optimum broadband distribution of digital programming. Suitable media for delivery include an extensive range of file types, including video, movies and games. Wavexpress delivers files presented and assembled as rich media channels. These products are designed to provide a rich consumer experience, allow content partners to participate in the market for broadband distribution and allow enterprise customers to deliver rich content to selected users within the enterprise network.  Wave believes the benefits of these products to content owners, network operators and enterprises include incremental revenue streams from content subscriptions and sales, increased consumer acquisition and retention when used as a marketing tool and cost savings over traditional distribution methods. The product has been deployed, and revenue-generating enterprise and content customers have been signed.  Planned future development expenditures are expected to approximate $1.6 million for the twelve months ending June 30, 2005. As of June 30, 2004, Wave owned 69% of Wavexpress and Sarnoff owned 26%.

Our Market

Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications.  However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a network or platform.  Because of these persistent security concerns, there is now a recognized need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks.  The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices.  The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating an authenticatable security environment within the computer itself, will the information stored on the platform be adequately secure.  Wave is seeking to become a software, application and services leader in hardware-based digital security and e-commerce products markets.  Because Wave has been a pioneer in developing hardware-based computer security systems, it is distinctively positioned to take advantage of this unique knowledge, significant technology asset and trusted computing intellectual properties.

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

R&D

Wave is a development stage company and has realized minimal operating revenues since its inception.  At June 30, 2004, Wave had an accumulated deficit of approximately $260.4 million.  Wave has made a substantial investment in research and development including $1.6 million for the quarter ended June 30, 2004, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2003, 2002 and 2001, Wave spent approximately $7.4 million, $12.0 million and $17.7 million, respectively, on research and development activities (which amounts include the value of stock issued).  In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997.  From its inception in February 1988 through June 30, 2004, Wave has spent approximately $94.8 million on research and development activities.

Wave was incorporated in Delaware on August 12, 1988, and was known previously as Indata Corp. Wave changed its name to Cryptologics International, Inc., on December 4, 1989 and to Wave Systems Corp. in January 1993.  Wave’s principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and its telephone number is (413) 243-1600.

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

Accounting for Warrants containing cash settlement provisions – Wave follows the FASB’s Emerging Issues Task Force pronouncement No. 00-19 (“EITF 00-19”) to account for derivative financial instruments indexed to, and settled in, our own stock.  These would include financial instruments such as options or warrants to purchase Wave stock, but does not include employee stock options.  EITF 00-19 requires that freestanding financial instruments of this nature be classified as an asset or liability at fair value, in the event that the contract underlying any such financial instruments includes a net cash settlement provision.  In addition, EITF 00-19 requires any such asset or liability to be marked to market at the end of each period, with any resulting difference in fair value to be recorded as income or loss, through Wave’s statement of operations, depending upon whether the difference results in a gain or loss.

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave’s Class A Common Stock at an exercise price of $2.62 per share, in connection with a private placement of the Class A Common Stock with a group of accredited investors.  The warrants have a three-year term.  The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if, at any time, the warrants are “in the money” and the registration statement registering the shares of Class A Common Stock underlying such warrants ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision, as defined in EITF 00-19.  Although the registration statement was declared effective by the Securities and Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and there are circumstances that could potentially cause the registration statement to cease to be effective.  Accordingly, Wave recorded a liability in its balance sheet that was valued at approximately $641,000 as of  June 30, 2004 and $992,000 as of December 31, 2003.

These values were arrived at utilizing the Black-Scholes option pricing model with the following assumptions:

	As of June 30, 2004	As of December 31, 2003
Expected life (years)	2.33	3
Interest rate	4%	3.25%
Volatility	124%	121%
Dividend yield	0%	0%

The decrease in fair value of the liability associated with the warrants of approximately $351,000 was recorded as an unrealized gain in Wave’s statement of operations in the quarter ended June 30, 2004, in accordance with EITF 00-19.

Method of Accounting for Joint Ventures – Wave accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture’s operating and financial policies.  The financial statements of joint ventures in which Wave owns greater than a fifty percent interest are consolidated with Wave’s financial statements pursuant to APB Opinion No. 18.

Marketable Securities – Debt securities and publicly traded equity securities are classified as available- for-sale and are recorded at market using the specific identification method.  Unrealized gains and losses are reflected in other comprehensive income.  Unrealized losses that are determined to be other than temporary are recognized as charges against earnings.  Factors considered when determining if an other than temporary decline has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. All other investments, excluding joint venture arrangements, are recorded at cost.

Research and Development and Software Development Costs – Research and development costs are expensed as incurred.  Software development costs are accounted for pursuant to SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”  (“SFAS No. 86”). SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility is established for the product.  Once technological feasibility is established and the product has achieved commercial marketability, all development costs should be capitalized until the product is available for general release to customers.  We consider technological feasibility to be established upon completion of a detail program design.  In the absence of a detailed program design, technological feasibility is established upon completion of a working model.   Judgment is required in determining when the technological feasibility of a product is established, if the product has achieved commercial marketability and in estimating the life of the product for which the capitalized costs will be amortized.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed – Wave reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and SFAS No. 86. Wave is required to assess the recoverability of long-lived assets and capitalized software costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

Revenue Recognition – Wave’s business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, EMBASSY Trust Server, Wavexpress’ broadband media distribution and eTMS software products, sales of hardware and development contracts.  To date, our sales arrangements have not included multiple elements, nor have our arrangements required significant modification or customization of the software.

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

PRODUCTS – SOFTWARE AND HARDWARE.

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

Results of Operations

Three Months Ended June 30, 2004 and 2003

For the three months ended June 30, 2004, Wave had revenues of  $6,300 that were derived primarily from license contracts.  For the three months ended June 30, 2003, revenues were $33,727 derived primarily from service and license contracts.

The table below sets forth the components that make up the revenue for the quarters ended June 30:

	2004	2003	Increase/(Decrease)	% Change
Product	$—	$1,175	$(1,175)	—%
Services	—	12,232	(12,232)	—%
Licensing and Other	6,300	20,320	(14,020)	(69)%
Total Net Revenues	$6,300	$33,727	$(27,427)	(81)%

Selling, general and administrative expenses for the three months ended June 30, 2004 were $3,502,642 as compared to $2,858,936 for the comparable period of 2003, an increase of 23%.  The increase was due to an increase in legal expenses of approximately $288,000 associated with pending legal matters and an increase in accounting and consulting expenses of approximately $87,000 in connection with Sarbanes-Oxley Section 404 compliance.  In addition, licenses and maintenance agreement expense shows an increase of approximately $263,000 due to a significant reduction in the prior year expense for licenses that were not incurred.  In addition, advertising and marketing expenses increased by approximately $123,000 due to an increase in these activities.  Wavexpress’ selling, general and administrative expenses were $537,663 and $579,613 for the quarters ended June 30, 2004 and 2003, respectively.  This 7% decrease was due to decreases in lower compensation expense in the quarter ended June 30, 2004 versus the same quarter of 2003.

Selling, general and administrative expenses are expected to remain approximately at the same level as the quarter ended June 30, 2004 for the foreseeable future depending upon the business needs of Wave.  The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.  Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing salable products and markets for our technology.

Research and development expenses for the three months ended June 30, 2004 were $1,647,837, as compared to $1,593,923 for the comparable period of 2003, an increase of 3%.  This year-to-year comparison indicates that research and development expense did not fluctuate significantly, which was consisted with management’s expectation.  Wavexpress’ research and development expenditures included in the above were approximately $410,000 and $517,000 for the quarters ended June 30, 2004 and 2003, respectively.

In the quarter-ended June 30, 2004, Wave took a charge of approximately $301,000 to write-off developed software that had been capitalized.  The software that was written off was developed for a distribution agreement that was entered into with NSC, whereby NSC was to distribute it with their trusted platform model chip.  The write-off was the result of the termination of the agreement and because the version of the software that was written off has been discontinued and superceded by a new version.  Consequently, the value of the software became impaired because it had no alternative uses.  No such impairment charges were incurred in the six-month period ended June 30, 2003.  Wave continues to maintain a license agreement with NSC, whereby Wave is paid royalties based on Wave IP that is included in NSC’s chip design.

Interest income for the three months ended June 30, 2004 was $6,793 as compared to $32,826 for the comparable period of 2003.  The decrease in interest income is primarily attributable to interest income having been recognized on officer loans (referred to below) for the quarter-ended June 30, 2003.

Wave sold 1,043,700 shares of its holdings of SSP Solutions, Inc., common stock during the quarter ended June 30, 2004 for total proceeds of $1,833,536, recording a realized gain of $1,217,773 on the sales.  Wave sold 97,500 shares of SSP for the year-ago quarter ended June 30 for total proceeds of $52,433, recording a net loss of $5,103.

For the quarter ended June 30, 2004, Wave recorded a loss of $96,856 representing the increase in the value of an outstanding warrant containing net cash settlement features that has been recorded as a liability.  These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at $641,306, as of June 30, 2004, and $544,450 as of March 31, 2004.  The increase in the value of the warrant liability was primarily the result of the increase in the quoted closing price on the Nasdaq National Market of Wave’s Class A Common Stock from March 31, 2004 to June 30, 2004.  Because the market price of Wave’s Class A Common Stock went up, the fair value of the warrant liability went up as well, resulting in the loss.  No such losses were realized for the quarter ended June 30, 2003.

Wave reversed the reserve previously established with respect to notes receivable from a former officer in the amount of $999,518 during the quarter-ended June 30, 2003.  These loans were reserved for during the fourth quarter of 2002, because at the time there was substantial doubt about the ability of the borrower to repay these loans.  Subsequent to June 30, 2003, the former officer sold 500,000 shares of Wave Class A Common Stock, and was therefore able to repay the loans and all accrued interest thereon with the proceeds from such sales of Wave Class A Common Stock.

For the quarter ended June 30, 2003, Wave recorded accrued dividends on its Series H Redeemable Convertible Preferred Stock in the amount of $91,417 plus accretion of discount on such preferred stock of $2,788,209 for total dividends on preferred stock of $2,879,626.  There was no preferred stock outstanding, and therefore no dividends accrued or were paid on any such preferred stock for the quarter ended June 30, 2004.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended June 30, 2004 was $4,320,927 as compared to $6,273,913 for the comparable period of 2003.

Six Months Ended June 30, 2004 and 2003

For the six months ended June 30, 2004, Wave had revenues of $56,743 from product sales and licensing.   For the six months ended June 30, 2003, revenues were $50,131 comprised of services, licensing and other revenues.

The table below sets forth the components that make up the revenue for the six months ended June 30:

	2004	2003	Increase/(Decrease)	% Change
Product	$6,660	$1,338	$5,322	398%
Services	—	24,781	(24,781)	—%
Licensing and Other	50,083	24,012	26,071	109%
Total Net Revenues	$56,743	$50,131	$6,612	13%

Cost of goods sold for the six months ended June 30, 2004 totaled $30,226. This compares with total cost of goods sold for the six months ended June 30, 2003 of $9,174.   The increase in cost of goods sold was due to the increase in depreciation of capitalized software for the six-month period ended June 30, 2004 versus the same period in the prior year.

Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2004 were $6,807,443 as compared to $6,703,286 for the comparable period of 2003, an increase of 2%.  This year-to-year comparison indicates that SG&A expenses for the six months ended June 30, 2004 versus June 30, 2003 did not fluctuate significantly, which was consistent with management’s expectation.   It should be noted however that SG&A expenses over the first two quarters of 2004 have trended upward.  This is clearly indicated in the fact that SG&A expenses in the quarter-ended June 30, 2004 were higher than the prior year quarter-ended June 30. It is expected that SG&A expenses will continue at approximately the level of this quarter-ended June 30, 2004 for the remainder of calendar year 2004.  (See prior discussion in Results of Operations – Three Months Ended June 30, 2004 versus June 30, 2003.)   Included in the amounts listed above are Wavexpress’ selling, general and administrative expenses, which were $1,066,920 and $991,267 for the six months ended June 30, 2004 and 2003, respectively.  The 8% increase was attributable to additional dedicated phone lines for data transmission and costs associated with a new data center.

Research and development expenses for the six months ended June 30, 2004 were $3,404,106 as compared to $4,229,057 for the comparable period of 2003, a decrease of 20%.  This decrease was attributable to decreases in salaries and fringe benefit expenditures of approximately $1,073,000 offset by consulting expense increase of approximately $158,000.  These decreases were associated with a greatly reduced development effort with respect to Wave’s integrated circuit technology and software.  These research and development efforts have been scaled down considerably as Wave has shifted its development resources towards its EMBASSY Trust Suite of software applications’ and away from its proprietary Embassy Trust System hardware and software group of products.  Wavexpress’ research and development expenditures included in the above were approximately $821,266 and $1,063,174 for the six months ended June 30, 2004 and 2003, respectively, a decrease of 23%.  This decrease was the result of reduced employee headcount, travel and amortization and depreciation expenses and product development expenditures. Wave expects development expenditures of Wavexpress to remain flat over the foreseeable future.

For the six months ended June 30, 2004, Wave took a charge of approximately $301,000 to write-off developed software that had been capitalized.  The software that was written off was developed for a distribution agreement that was entered into with NSC, whereby NSC was to distribute it with their trusted platform model chip.  The write-off was the result of the termination of the agreement and because the version of the software that was written off has been discontinued and superceded by a new version.  Consequently, the value of the software became impaired because it had no alternative uses. No such impairment charges were incurred in the six-month period ended June 30, 2003.  Wave continues to maintain a license agreement with NSC, whereby Wave is paid royalties based on Wave IP that is included in NSC’s chip design.

Interest income for the six months ended June 30, 2004 was $13,494 as compared to $56,685 for the comparable period of 2003.  The decrease in interest income is primarily attributable to interest income having been recognized on the officer loan recovery referred to below for the six months ended June 30, 2003.

Wave sold 2,075,300 shares of its holdings of SSP Solutions, Inc., common stock during the six months ended June 30, 2004 for total proceeds of $3,617,000, recording a realized gain of $2,393,000 on the sales.  Wave sold 97,500 shares of SSP for the year-ago six-month period ended June 30 for total proceeds of approximately $52,000, recording a net loss of $5,000.

For the six months ended June 30, 2004, Wave recorded a gain of approximately $351,000, representing the decrease in the value of an outstanding warrant containing net cash settlement features that has been recorded as a liability.  These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at approximately $641,000 as of June 30, 2004, and  $992,000 as of December 31, 2003.  The decrease in the value of the warrant liability was primarily the result of the decrease in the quoted closing price on the Nasdaq National Market of Wave’s Class A Common Stock from December 31, 2003 to June 30, 2004.  Because the market price of Wave’s Class A Common Stock decreased, the fair value of the warrant liability decreased as well, resulting in the gain.  No such gains were realized for the quarter-ended June 30, 2003.

Wave reversed the reserve previously established with respect to notes receivable from a former officer in the amount of $999,518 during the quarter-ended June 30, 2003.  These loans were reserved for during the fourth quarter of 2002, because at the time there was substantial doubt about the ability of the borrower to repay these loans.  Subsequent to June 30, 2003, the former officer sold 500,000 shares of Wave Class A Common Stock, and was therefore able to repay the loans and all accrued interest thereon with the proceeds from such sales of Wave Class A Common Stock.

For the six months ended June 30, 2003, Wave recorded accrued dividends on its Series H Redeemable Convertible Preferred Stock in the amount of $91,417 plus accretion of discount on such preferred stock of $2,788,209 for total dividends on preferred stock of $2,879,626. There was no preferred stock outstanding, and therefore no dividends accrued or were paid on any such preferred stock for the six months ended June 30, 2004.

Due to the reasons set forth above, our net loss to common stockholders for the six months ended June 30, 2004 was $7,729,691 as compared to $12,667,542 for the comparable period of 2003.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of  June 30, 2004, had a $260 million deficit accumulated during the development stage.   Total stockholders’ equity as of June 30, 2004 was $4,615,842.  Wave has financed its operations through June 30, 2004 principally through the issuance of Class A and B Common Stock and various series of preferred stock, for total proceeds of $224,882,864.

Sources and uses of cash

As of June 30, 2004, Wave had $2,665,231 in cash and cash equivalents.  As of December 31, 2003, Wave had $8,818,305 in cash and cash equivalents.  Wave had marketable securities with a value of $3,316,876 as of June 30, 2004 and $6,325,310 as of December 31, 2003.  The decrease in cash and cash equivalents resulted from $9,407,471 used in operating activities, $3,220,102 was provided from investing activities including $3,617,082 in proceeds from the sale of marketable securities, offset by $396,980 used in the acquisition of capital assets. $34,295 was provided from financing activities, which consisted of the proceeds from the exercise of stock warrants and employee stock options.  At June 30, 2004, Wave had working capital of $3,016,991.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve months ending June 30, 2005 will be approximately $20,000,000, including research and development (including capitalized product development), acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of approximately $2,665,000 as of June 30, 2004

•                  sales of marketable securities valued at approximately $3,317,000 as of June 30, 2004

•                  gross margin contribution from sales and licensing of products

•                  the sale of additional shares of Class A Common Stock in connection with a shelf registration statement for $25,000,000 which was filed on April 15, 2004, and declared effective by the Securities and Exchange Commission on May 10, 2004.  As of August 2, 2004, we sold 3,529,412 shares under this shelf registration for expected net proceeds of approximately $2,800,000

Given Wave’s capital requirements for the twelve-month period ending June 30, 2005, as indicated above, the cash on hand of approximately $2,665,000 as of June 30, 2004 by itself will not be sufficient to fund its operations for the full twelve-month period ending June 30, 2005.    Wave has received approximately $2.8 million in proceeds from the sale of 3,529,412 shares of Class A Common Stock and has granted warrants and an additional investment right in connection with this sale of Class A common Stock, which will yield an additional $8.3 million in the event the investment right and warrants are exercised in full by the investor.  An additional source of cash to fund operations for the period will likely come from the sales of its marketable securities valued as of June 30, 2004 at approximately $3,317,000, which consist of 2,475,283 shares of SSP’s common stock.  Wave may sell some or all of its holdings in SSP, as needed to fund its operations for the twelve-month period ending June 30, 2004.  During the period from July 1, 2004 through  August 2, 2004, Wave has sold an additional 412,000 shares of SSP common stock for total proceeds of approximately $700,000.

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

Known trends and uncertainties affecting future cash flows

From the discussion above, Wave’s cash and marketable securities on hand will not, on their own, be sufficient to fund operations for the full twelve-month period ending June 30, 2005.  To cover this short-fall, we have commenced securing additional funding referred to above to cover our operations.  Also, given the unpredictability of revenues, and uncertainty as to whether Wave will be successful in closing additional financings, Wave may be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives.  Given the available cash and marketable securities currently on hand, it is likely that Wave will be required to generate at least $11,000,000 over and above the $2.8 million referred to above, in additional funding to continue in business through June 30, 2005.  It should also be noted that the market price of SSP’s common stock is and has historically been volatile, and there is no certainty that such market price will not go down thereby reducing the amount of proceeds realizable from this investment.

Other uncertainties that may impact the future business outlook

Uncertainty exists with respect to the legal matters that are currently pending including the formal SEC investigation and several class action securities and derivative shareholder lawsuits that have been served on Wave.  There is uncertainty as to the amount of legal costs that Wave may incur in addressing these matters.  In addition, the extent of any impact due to negative publicity or perceived negative publicity is not known; however, it is not unlikely that this negative publicity may be an impediment to Wave realizing its operational objectives until these matters are resolved, if indeed they are resolved in a materially non-damaging manner.

Because the information security services market and the TCG hardware security category, in particular, are in early stages of development, customer requirements may change or new competitive pressures can emerge, which could require a shift in product development and/or market strategy.  Should such shifts occur, it may require development, marketing and sales strategies to re-start or expand, which would likely increase operating costs, requiring additional capital.  Such shifts have occurred several times throughout Wave’s history, requiring significant changes in strategy and the business plan.

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures both in terms of the amount, which will likely be required for research and development and sales and marketing to increase market awareness, beyond 2004.  Therefore, if Wave is not able to begin to generate significant revenues by June 30, 2005 to cover its operating costs, it will need to generate capital from other sources, and the likelihood is that Wave will need to raise funds through either issuing additional common stock, preferred stock and/or debt to fund its operations beyond June 30, 2005.

Net operating loss carryforwards

As of December 31, 2003, Wave had net operating loss carryforwards for tax return purposes of approximately $202 million, which expire beginning in 2004 through 2023.  Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods.  A change in ownership occurs when the ownership percentage of 5 percent or greater stockholders changes by more than 50 percent over a three-year period.  We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards, if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, we believe it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following.

Going concern opinion

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave’s registered independent public accounting firm, KPMG LLP, have issued a report on Wave’s financial statements as of December 31, 2003, dated March 12, 2004, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern.  (See also Note 1 to Wave’s consolidated financial statements.)

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Wave’s investment portfolio consists of a minority equity investment in SSP Solutions, Inc.  As of June 30, 2004, we held 2,475,283 shares of SSP.  These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  This investment is inherently risky because the market for the technologies or products that SSP has under development are in the early stages and may never materialize.  In addition, the values of these investments are subject to significant market price volatility.  For example, as a result of market price volatility, we experienced $13.2 million in losses, for other than temporary declines in market value.  For the six months ended June 30, 2004, we have recognized unrealized holding gains of approximately $609,000 and approximately $3.6 million for the year ended December 31, 2003. Our investment in these shares is subject to potentially significant declines in value.  The following table presents the change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from January 1, 2001 through July 23, 2004:

	Fair Market Value (“FMV”) at the lowest closing price from January 1, 2001 through July 23, 2004	FMV as of June 30, 2004	FMV at the highest closing price from January 1, 2001 through July 23, 2004
Corporate Equities	$1,237,642	$3,316,879	$8,110,868
Percentage decrease from highest closing price	85%	59%	—
Percentage decrease from FMV as of March 31, 2004	63%	—	—

Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 59% and 85% of the fair market value of these investments as of June 30, 2004.  The amount of such hypothetical future losses in fair market value would be equal to approximately $1,957,000, $2,090,000 and $2,819,000 using hypothetical losses of 59%, 63% and 85%, respectively.

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

PART II - OTHER INFORMATION

Item 5.                    Submission of Matters to a Vote of Security Holders

On June 21, 2004, Wave held its Annual Meeting of shareholders.  At the Annual Meeting, the shareholders voted on the following matters:

1.               The election of five directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified.  The previous board was re-elected with the following results:

DIRECTOR	FOR	WITHHELD	ABSTAIN
John E. Bagalay, Jr.	62,480,983	1,649,519	3,234,407
Nolan Bushnell	62,557,983	1,572,519	3,234,407
George Gilder	62,807,476	1,323,026	3,234,407
John E. McConnaughy, Jr.	62,446,233	1,684,269	3,234,407
Steven Sprague	62,777,704	1,352,798	3,234,407

2.               To ratify the action of the Board of Directors in amending the 1994 Employee Stock Option Plan, as amended to increase the number of shares of Class A Common Stock authorized for issuance thereunder from 15,500,000 to 20,500,000.  The proposal was adopted with the following results: 7,698,648 affirmative votes, 2,831,433 negative votes and 253,413 votes withheld.

3.               To ratify the action of the Board of Directors in amending the 1994 Non-Employee Directors Stock Option Plan, as amended, to extend the termination date thereof from January 18, 2004 to January 18, 2009. The proposal was adopted with the following results: 7,909,221 affirmative votes, 2,522,105 negative votes and 352,169 votes withheld.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit No.		Description of Exhibit
31.1	—	Section 302 Certification by Steven K. Sprague, President and Chief Executive Officer
31.2	—	Section 302 Certification by Gerard T. Feeney, Chief Financial Officer
32.1	—	Section 906 Certification

(b)         Reports on Form 8-K:

Current Report on Form 8-K, filed on August 3, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2004

WAVE SYSTEMS CORP.
(Registrant)

By:	/s/ Steven K. Sprague
Name:	Steven K. Sprague
Title:	President and Chief Executive Officer

By:	/s/ Gerard T. Feeney
Name:	Gerard T. Feeney
Title:	Chief Financial Officer