Form 10-Q
period 2004-09-30
WAVE SYSTEMS CORP
filed 2004-11-15
CIK 919013

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☐  No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2004: 70,692,827 shares of Class A Common Stock and 205,725 shares of Class B Common Stock.

PART I -                FINANCIAL INFORMATION

Item 1.    Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Balance Sheets

(Unaudited)

	As of
	September 30, 2004	December 31, 2003
Assets:

Current assets:
Cash and cash equivalents	$1,666,407	$8,818,305
Cash collected on behalf of charities	—	211,717
Marketable securities	3,124,339	6,325,310
Prepaid expenses and other receivables	301,283	205,472
Total current assets	5,092,029	15,560,804
Property and equipment, net	1,724,646	2,286,876
Other assets	298,161	312,750
Total Assets	7,114,836	18,160,430

Liabilities and Stockholders’ Equity:

Current liabilities:
Accounts payable and accrued expenses	2,951,507	2,836,524
Due to charities	—	243,197
Deferred revenue	125,403	74,222
Total current liabilities	3,076,910	3,153,943

Liability for warrants containing cash settlement provisions	358,467	991,851
Total Liabilities	3,435,377	4,145,794

Common stock, $.01 par value. Authorized 120,000,000 shares as Class A; 70,692,827 shares issued and outstanding in 2004 and 67,128,106 in 2003	706,928	671,281
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 205,725 shares issued and outstanding in 2004 and 2003	2,057	2,057
Capital in excess of par value	265,244,309	262,387,155
Deficit accumulated during the development stage	(264,216,534)	(252,686,326)
Accumulated Other Comprehensive Income – unrealized gain on marketable securities	1,942,699	3,640,469
Total stockholders’ equity	3,679,459	14,014,636
Total Liabilities and Stockholders’ Equity	$7,114,836	$18,160,430

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operation

(Unaudited)

	Three months ended		Nine Months ended		Period from February 12, 1988 (inception) through September 30, 2004
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net Revenues:
Product	$—	$95	$6,660	$1,433	$496,124
Services	—	40,563	—	65,344	806,640
Licensing and other	44,375	39,470	94,458	63,482	721,027
Total Net Revenues	44,375	80,128	101,118	130,259	2,023,791
Cost of sales:
Product	—	60	4,647	2,863	288,572
Services	—	10,781	—	15,748	372,654
Licensing and other	35,041	20,033	60,620	21,437	235,618
Total Cost of Sales	35,041	30,874	65,267	40,048	896,844
Gross margin	9,334	49,254	35,851	90,211	1,126,947
Operating Expenses:
Selling, general, and administrative	2,887,805	2,831,799	9,695,238	9,535,085	150,053,879
Research and development	1,724,490	1,610,066	5,128,596	5,839,123	96,475,993
Write-off of intangibles and other impaired assets	—	—	301,366	—	3,634,314
Inventory provision	—	1,114,442	—	1,114,442	1,114,442
Restructuring costs and other special charges	—	—	—	—	726,280
Amortization of goodwill	—	—	—	—	2,294,176
Write-off of goodwill	—	—	—	—	3,054,456
In-process research and development expense	—	—	—	—	2,176,000
Acquisition costs	—	—	—	—	1,494,000
Aladdin license expense	—	—	—	—	3,889,000
Total Operating Expenses	4,612,295	5,556,307	15,125,200	16,488,650	264,912,540
Other income (Expense):
Interest income	5,198	9,894	18,692	66,579	10,284,815
Interest expense	—	—	—	—	(1,695,461)
Equity in losses of GlobalWave	—	—	—	—	(5,738,650)
Loss on other than temporary decline in marketable equity securities	—	—	—	—	(13,249,781)
Gain (loss) on sale of marketable securities	514,407	—	2,907,065	(5,103)	3,684,281
Liquidated damages	—	—	—	—	(155,716)
Unrealized gain on changes in value of warrant liability	282,839	—	633,384	—	896,481
License fee	—	—	—	—	5,000,000
License warrant cost	—	—	—	—	(1,100,000)
Gain on termination of development contract	—	—	—	—	1,818,000
Recovery on officer note receivable	—	—	—	999,518	—
Other income (expense)	—	—	—	52,370	(174,910)
Total Other Income (Expense)	802,444	9,894	3,559,141	1,113,364	(430,941)
Net loss	(3,800,517)	(5,497,159)	(11,530,208)	(15,285,075)	(264,216,534)
Accrued dividends on preferred stock	—	2,816,596	—	5,696,218	10,048,115
Net loss to common stockholders	(3,800,517)	$(8,313,755)	(11,530,208)	$(20,981,293)	$(274,264,649)
Loss per common share	$(0.05)	$(0.15)	$(0.17)	$(0.40)	$(11.19)
Weighted average number of common shares outstanding during the period	69,632,567	54,030,247	68,116,582	52,748,026	24,518,916

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended		Period from February 12, 1988 (date of inception) Through September 30, 2004

	September 30, 2004	September 30, 2003

Cash flows from operating activities:
Net loss	$(11,530,208)	$(15,285,075)	$(264,216,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	3,054,456
Goodwill amortization	—	—	2,294,176
Depreciation and amortization	654,908	899,365	11,528,074
Reserve for note from affiliate	—	—	1,672,934
Recovery on officer note receivable	—	(999,518)	—
Accretion of assured incremental yield on convertible debt	—	—	119,000
Common stock issued in connection with license and cross-license agreement	—	—	1,124,960
Realized (gain) loss on marketable securities	(2,907,065)	5,103	(3,684,281)
Net losses realized on GlobalWave investment	—	—	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	80,609	43,176	3,018,880
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In-process research and development	—	—	2,176,000
Write-off of impaired assets	301,366	—	3,634,314
Loss on other than temporary decline in marketable equity securities	—	—	13,249,781
Gain on termination of development contract with SSP Solutions, Inc.	—	—	(1,818,000)
Unrealized gain on decrease in value of warrant liability	(633,384)	—	(896,481)
Preferred stock issued for services rendered	—	—	265,600
Compensation associated with issuance of stock options	—	35,284	2,019,263
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,253
Common stock issued by principal stockholder for services rendered	—	—	565,250
Changes in assets and liabilities:
Increase in deferred revenue	51,181	86,333	125,403
Increase in accrued interest on note receivable	—	142,540	—
Decrease in inventories	—	1,111,443	—
(Increase) decrease in prepaid expenses and other receivables	(95,813)	174,853	(270,964)
(Increase) decrease in other assets	14,589	37,327	(313,076)
Increase (decrease) in accounts payable and accrued expenses	114,985	(566,090)	3,340,606
Decrease in amounts due to charities	(243,197)	(263,156)	—
Decrease in cash restricted on behalf of charities	211,717	235,553	—
Net cash used in operating activities	$(13,980,312)	$(14,342,862)	$(210,046,658)

	Nine Months ended		Period from February 12, 1988 (date of inception) Through September 30, 2004

	September 30, 2004	September 30, 2003

Cash flows from investing activities:

Acquisition of property and equipment	$(394,044)	$(576,470)	$(12,822,667)
Investment in GlobalWave joint venture	—	—	(5,701,250)
Cash received in connection with GlobalWave acquisition	—	—	1,380,464
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	4,410,266	52,422	7,003,657
Exercise of warrants to acquire securities available-for-sale	—	—	(1,620,000)
Net cash provided by (used in) investing activities	4,016,222	(524,048)	(15,947,696)

Cash flows from financing activities:

Net proceeds from issuance of common stock	2,812,192	4,935,377	207,347,898
Net proceeds from issuance of preferred stock and warrants	—	4,780,540	16,988,570
Note receivable from officer	—	1,135,321	—
Payment of dividends on preferred stock	—	(194,456)	(212,517)
Proceeds from notes payable and warrants to stockholders	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,250
Repayments of note payable	—	—	(255,000)
Redemption of preferred stock	—	—	(506,440)

Net cash provided by financing activities	2,812,192	10,656,782	227,660,761

Net increase (decrease) in cash and cash equivalents	(7,151,898)	(4,210,128)	1,666,407

Cash and cash equivalents at beginning of period	8,818,305	10,221,124	—

Cash and cash equivalents at end of period	$1,666,407	$6,010,996	$1,666,407

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in excess of par value	Deficit accumulated during the development stage	Accumulated other comprehensive income (loss)		Total

	Shares	Amount	Shares	Amount
Balance at December 31, 2003	67,128,106	$671,281	205,725	$2,057	$262,387,155	$(252,686,326)		$3,640,469	$14,014,636

Net loss	—	—	—	—	—	(11,530,208)	—	—	(11,530,208)
Unrealized gain on marketable securities:
Unrealized holding gains during the period	—	—	—	—	—	—	1,209,295	—
Less: reclassification adjustment for gains included in net income							(2,907,065)	(1,697,770)	(1,697,770)
Comprehensive income (loss)	—	—	—	—	—	—	—	—	(13,227,978)
Issuance of Class A Common Stock at $0.85 per share, net of issuance costs of $222,101	3,529,412	35,294	—	—	2,742,603	—	—	—	2,777,897
Issuance of warrants to purchase Class A Common Stock for services	—	—	—	—	80,609	—	—	—	80,609

Issuance of Class A Common Stock upon exercise of warrants and employee stock options	35,309	353	—	—	33,942	—	—	—	34,295

Balance at September 30, 2004	70,692,827	$706,928	205,725	$2,057	$265,244,309	$(264,216,534)		$1,942,699	$3,679,459

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Notes to Unaudited Consolidated Financial Statements

September 30, 2004 and 2003

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2004 and December 31, 2003, and the results of its operations and cash flows for the periods ended September 30, 2004 and 2003.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2003, included in its Form 10-K filed on March 24, 2004.  The results of operations for the quarter ended September 30, 2004, are not necessarily indicative of the operating results for the full year.

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

1.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of September 30, 2004, has an accumulated deficit of approximately $264.2 million.  We also expect Wave will incur an operating loss for the calendar year of 2004.  As of September 30, 2004, we had working capital of approximately $2.0 million.

Considering our current cash balance and marketable equity securities, we project that we have enough liquid assets to continue operating through December 31, 2004.  We will need approximately $13,000,000 of additional cash to fund operating expenses and capital expenditures for the twelve-month period ending September 30, 2005.

Wave has begun market introduction of its security and broadband media distribution software products and has signed its initial distribution contracts for these applications.  However, due to the early stage nature of this market, Wave is unable to predict with a high level of certainty whether enough revenue will be generated over the twelve-month period ending September 30, 2005, to fund its cash flow requirements, referred to above.

It is likely that we will be required to raise additional capital through either equity or debt financings, in order to adequately fund our capital requirements.  To this end, on April 15, 2004, we filed a shelf registration statement for up to $25,000,000 of common stock, which was declared effective by the Securities and Exchange Commission on May 10, 2004.  We received approximately $2.8 million net of underwriter and other fees, through the sale of approximately 3.5 million shares of our Class A Common Stock on August 2, 2004 that are covered by the shelf registration statement.  In addition, a total of approximately 3.5 million shares were offered in connection with this sale and issuance of shares, in the form of an additional investment right with an exercise price of $1.00 per share and warrants for approximately 4.4 million shares at exercise prices ranging from $1.15 to $1.30 per share.  The additional investment right expired on November 2, 2004. The warrants are exercisable during the period January 30,

2004 through January 30, 2005, and if exercised, may yield approximately $5.0 million in proceeds, net of offering expenses.  We intend to utilize this shelf registration to issue and sell additional shares of our Class A Common Stock to the extent necessary to fund our operations for the foreseeable future.   Presently, after subtracting the potential proceeds from the offering described above, there remains $16.8 million in available proceeds, less offering expenses, from this shelf registration.

If Wave is not successful in raising the needed capital referred to above, or is not successful executing its business plan, it could be forced to cease operations or merge with another company.  No assurance can be provided that any of these initiatives will be successful.  Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through September 30, 2005, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

2.     Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options, stock warrants and convertible preferred stock.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  There were no potential common shares that would have been included in diluted loss per share, for the quarter ended September 30, 2004.  The number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for the nine-month period ended September 30, 2004 were 320,000 shares, versus  9,706,000 and 4,871,000 for the quarter and nine-month period ended September 30, 2003, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 16,822,000 and 13,045,000 shares were outstanding for the quarter and nine-month periods ended September 30, 2004, respectively versus a weighted average of approximately 9,989,000 and 11,423,000 shares for the quarter and nine-month periods ended September 30, 2003, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of the common shares and, therefore, the effect would have been anti-dilutive.

3.     Investments in Marketable Securities

On February 2, 2001, Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ Interactive Zone, Inc., then a privately held company, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  Wave’s investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ.  Accordingly, the investment had been accounted for under the cost method of accounting, because the investment was less than 20% of the outstanding capital stock of BIZ and because Wave could not exercise significant influence over BIZ.  On August 24, 2001, SSP Solutions, Inc. was formed through a merger with Litronic, Inc., a publicly traded company that provided authentication and encryption security technology.  As a result of the merger, Wave was issued 3,083,083 shares (14.95%) of the common stock of SSP in exchange for the BIZ shares it held.

During 2002, SSP issued Wave an additional 1,800,000 shares of common stock in connection with the cancellation of a development agreement that was entered into in October 2000.  The basis of the shares acquired in 2002 of $1,818,000 was recorded as a gain from termination of the development contract.

In August 2004, SSP merged with Saflink Corporation.  Pursuant to the merger agreement between SSP and Saflink, holders of SSP common stock were issued 0.6 shares of Saflink common stock for every share of SSP common stock held.  At the time of the merger, Wave held 2,043,283 shares of SSP, which were surrendered in exchange for 1,225,970 shares of Saflink, in accordance with the 0.6 ratio.

As detailed in the table below, Wave’s investments in marketable securities, which were classified as available-for-sale securities, consisted of 1,201,670 shares of Saflink valued at $3,124,339, as of September 30, 2004 and 4,550,583 shares of SSP valued at $6,325,310, as of December 31, 2003.

	Shares	Adjusted cost basis	Unrealized gain	Carrying value	Value per Share
Balance of investment in SSP Common Stock as of December 31, 2003	4,550,583	$2,684,841	$3,640,469	$6,325,310	$1.39
Sales of SSP common stock	(2,507,300)	(1,479,307)	—	(1,479,307)	(0.59)
Conversion of shares to Saflink Corp.	(817,313)	—	—	—	0.39
Sales of Saflink Corp. common stock	(24,300)	(23,894)		(23,894)	(0.98)
Other comprehensive income - change in accumulated unrealized gain (see below)	—	—	(1,697,770)	(1,697,770)	—
Balance as of September 30, 2004	1,201,670	$1,181,640	$1,942,699	$3,124,339	$2.60

During the nine months ended September 30, 2004, Wave sold 2,507,300 shares of SSP, in a series of separate sales, at an average selling price of $1.73 per share, and 24,300 shares of Saflink at an average selling price of $2.68 per share, realizing an aggregate gain from the sales of $2,907,065.  For the nine months ended September 30, 2003, Wave sold 97,500 shares of SSP at an average selling price of $0.54 per share, realizing an aggregate loss from the sales of $5,103.  Wave uses the specific identification method to determine cost in computing realized gains or losses.

Wave recorded unrealized holding gains on marketable equity securities included in other comprehensive income, as follows, for the nine months ended September 30:

	2004	2003
Unrealized holding gains	$1,209,295	$2,483,400
Reclassification adjustment for realized (gains) losses on securities sold, included in net income	(2,907,065)	5,103
Net change in accumulated unrealized gain	$(1,697,770)	$2,488,503

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 1% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.    Through September 30, 2004, Wave had provided approximately $42.4 million in funds to Wavexpress, including approximately $7.1 million in accrued interest.  This amount includes approximately $9.9 million that automatically converted into 1,826,570 additional shares of Wavexpress at an average conversion price of $5.41 per share.  These amounts are eliminated in consolidation.

As of September 30, 2004, Wave owned 69.0% of Wavexpress while Sarnoff owned 25.6%.  (If Wave were to convert all of its convertible notes outstanding, Wave, Wavexpress and the other shareholders referred to above would own approximately 95%, 4% and 1%, respectively.)  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $0.9 million for both quarters ended September 30,

2004 and September 30, 2003, and $2.8 versus $2.9 million for the nine-month periods ended September 30, 2004 and 2003, respectively.

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

The following table shows Wave’s pro forma net loss and loss per share if the company had accounted for stock options under SFAS No. 123 for the periods presented:

	Three Months ended		Nine Months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net loss to common shareholders – as reported	$(3,800,517)	$(8,313,755)	$(11,530,208)	$(20,981,293)
Net loss to common shareholders – pro forma	$(4,504,061)	$(9,167,112)	$(13,667,298)	$(23,082,753)
Loss per common share – as reported	(0.05)	(0.15)	(0.17)	(0.40)
Loss per common share – pro forma	$(0.06)	$(0.17)	$(0.20)	$(0.44)

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

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave common stock at an exercise price of $2.62 per share, in connection with a private placement of common stock with a group of accredited investors.  The warrants have a three-year term.  The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if the warrants are “in the money” and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19.  Although the registration statement was declared effective by the Securities Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and there are circumstances that could potentially cause the registration statement to cease to remain effective.  Accordingly, Wave recorded a liability in its balance sheet that was valued at approximately $358,000 as of September 30, 2004, and $992,000 as of December 31, 2003.  These values were arrived at utilizing the Black-Scholes option pricing model with the following assumptions:

	As of September 30, 2004	As of December 31, 2003
Expected life remaining (years)	2.17	3
Interest rate	2.7%	3.25%
Volatility	127%	121%
Dividend yield	0%	0%

The decrease in fair value of the liability associated with the warrants of approximately $633,000 was recorded as an unrealized gain in Wave’s statement of operations in the nine months ended September 30, 2004, in accordance with EITF 00-19.

7.     Contingencies

Securities and Exchange Commission Investigation

On December 17, 2003, Wave received an Order by the Securities and Exchange Commission (the “Commission”) regarding a formal investigation.  The focus of this investigation is on certain public statements made by Wave during and around August 2003, as well as certain trading in Wave’s securities during such time.  The Commission has not concluded that there has been any wrongdoing and Wave is cooperating fully with the Commission on this matter.  Wave cannot predict the potential effect on Wave as a result of this investigation at this time.

Purported Class Actions

Several (9 known) similar purported class action complaints have been filed between January 23, 2004, and February 23, 2004, most in the United States District Court for the District of Massachusetts, seven (7) of which name Wave, its Chief Executive Officer, its Chief Financial Officer and two (2) of which also name Wave’s Chairman of the Board, as defendants.

The purported class action complaints have been filed by alleged purchasers of Wave’s Class A Common Stock during the purported class period July 31, 2003, through February 2, 2004.  The plaintiffs have since filed consolidated amended complaints.  The complaints claim that Wave and the named individuals violated the federal securities laws by publicly disseminating materially false and misleading statements regarding Wave, relating to Intel and IBM agreements, resulting in the artificial inflation of Wave’s Class A Common Stock price during the purported class periods.  The complaints do not specify the amount of alleged damages plaintiffs seek to recover.

Wave intends to defend the actions vigorously.  At this time, Wave is unable to predict the outcome of these actions.

Derivative Actions

Wave has learned of three (3) other complaints filed in the United States District Court for the District of Massachusetts.  The plaintiffs have since filed consolidated amended complaints.  Wave believes that the complaints name all of its directors as defendants and allege claims for breach of fiduciary duties and other claims.  The allegations are very similar to the allegations made in the purported securities class actions because the allegations concern the very same alleged statements alleged in the purported class actions.  Wave is also named as a nominal defendant, although the actions are derivative in nature and purportedly asserted on behalf of Wave.  Wave is in the process of evaluating these claims.

Wave intends to defend the actions vigorously.  At this time, Wave is unable to predict the outcome of these actions.

8.     Impairment of Developed Software

In the quarter ended June 30, 2004, Wave took a charge of approximately $301,000 to write off developed software that had been capitalized.  The software that was written off was developed for a distribution agreement that was entered into with National Semiconductor Corp. (“NSC”) whereby NSC was to distribute it with their trusted platform module chip.  The write-off was the result of the termination of the agreement, and because the version of the software that was written off has been discontinued and superseded by a new version.  Consequently, the value of the software became impaired because it had no alternative uses.  Wave continues to maintain a license agreement with NSC, whereby Wave is paid royalties based on Wave Intellectual Property (“IP”) that is included in NSC’s chip design.

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

The following sets forth reportable segment data (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Operating Revenues:
EMBASSY® digital security products and services	$36,313	$48,158	$66,063	$84,944
Wavexpress broadband media distribution products and services	8,062	31,970	35,055	45,315
Total Operating Revenues	44,375	80,128	101,118	130,259

Net Loss:
EMBASSY® digital security products and services	(3,676,120)	(4,609,310)	(12,287,250)	(13,473,600)
Wavexpress broadband media distribution	(926,841)	(897,743)	(2,802,099)	(2,924,839)
Total Segments Net Loss	(4,602,961)	(5,507,053)	(15,089,349)	(16,398,439)
Interest income	5,198	9,894	18,692	66,579
Gain (loss) on sale of marketable securities	514,407	—	2,907,065	(5,103)
Recovery of note receivable	—	—	—	999,518
Unrealized gain on change in value of warrant liability	282,839	—	633,384	—
Other income	—	—	—	52,370
Net Loss	$(3,800,517)	$(5,497,159)	$(11,530,208)	$(15,285,075)

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	184,684	215,912	532,184	644,909
Wavexpress broadband media distribution	26,330	64,176	122,724	254,456
Total Depreciation and Amortization Expense	$211,014	$280,088	$654,908	$899,365

Capital Expenditures:
EMBASSY® digital security products and services	11,805	116,104	271,348	536,652
Wavexpress broadband media distribution	6,559	16,119	122,696	39,818
Total Capital Expenditures	$18,364	$132,223	$394,044	$576,470

	As of
	September 30, 2004	December 31, 2003
Assets:
EMBASSY® digital security products and services	$6,672,864	$17,726,026
Wavexpress broadband media distribution	441,972	434,404
Total Assets	$7,114,836	$18,160,430

10.  Issuance of Common Stock

On July 30, 2004, Wave entered into a securities purchase agreement, pursuant to which Wave sold and issued 3,529,412 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,000,000.  The shares of Class A Common Stock were priced at $0.85.  Wave realized net proceeds of approximately $2.8 million after deducting placement agent and other fees associated with the issuance of these securities. These shares were drawn-down off of a shelf registration statement, which was filed by Wave on April 15, 2004, and declared effective by the Securities and Exchange Commission on May 10, 2004.  Wave also granted the purchaser a 90-day additional investment right and two series of warrants.

The additional investment right granted in this transaction allowed the purchaser to purchase up to 3,529,412 additional shares of Class A Common Stock at a price of $1.00 per share, and expired on November 2, 2004.  These shares would have been drawn-down off of the shelf registration statement, had the investment right been exercised.

The warrants granted in this transaction are made up of two different series.  The Series A warrants are exercisable for up to 3,529,412 shares of Class A Common Stock at an exercise price of $1.15 per share.  The Series A warrants are exercisable from January 30, 2005, until July 30, 2005.  The Series B warrants are exercisable for up to 882,353 shares of Class A Common Stock at an exercise price of $1.30 per share.  The Series B warrants are exercisable from July 30, 2005, until January 30, 2006.  The shares of Class A Common Stock issuable upon exercise of the Series A warrants and Series B warrants are also to be drawn-down off of the shelf registration statement, if the warrants are exercised.  Under the terms of the offering, in no event shall the Purchaser become the beneficial owner of more than 9.99% of the number of shares of Class A Common Stock outstanding immediately after giving effect to such issuance.  If exercised in their entirety, the warrants would generate an additional estimated $5.0 million in net proceeds to Wave.

Corpfin Inc. (the “Placement Agent”) entered into a placement agency agreement with Wave in which they have agreed to act as placement agent in connection with the offering.  Wave has agreed to pay the Placement Agent a fee equal to 4.0% of the actual gross proceeds from the sale of the shares and exercise of the investment rights and warrants referred to above.

CERTAIN FORWARD–LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, but are not limited to, statements regarding contingencies, future prospects, liquidity and capital expenditures herein under “Part I - Financial Information—Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and detailed in our other filings with the Commission during the past 12 months.

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

In 2003, Wave began the market introduction of its first commercial products designed to support the emerging products that include TPMs.  Wave has developed additional products supporting these TCG products, some of which have been introduced during the second and third quarters of 2004 (see: Our Products, below).  Wave also has several other products in development that it plans to release during 2004, and will continue to develop product enhancements to products that have previously been released.

Wave has not realized any significant revenues since we began our operations in 1988. While Wave was successful in signing distribution contracts with Intel, National Semiconductor and ST Microelectronics, we have not begun to realize significant revenues to date from these contracts and we do not expect to begin to realize material revenues until these original equipment manufacturers (“OEMs”) begin to ship TMP-enabled products in greater quantities.  Wave and National Semiconductor Corp. (“NSC”) have since agreed to alter the way that Wave’s software is distributed to National Semiconductor’s customers, in order to allow Wave to sell directly to such customers.  Therefore, in the quarter ended September 30, 2004, Wave and National Semiconductor terminated the existing software distribution contract and negotiated an updated structure that will allow Wave to establish and maintain a direct relationship with personal computer and motherboard OEMs.  Wave continues to maintain a license agreement with NSC, whereby Wave is paid royalties based on Wave technology that is included in NSC’s chip design.

As the market for TPM-enabled products has begun to develop with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications by repurposing these product assets, which has led to the development and marketing of our current products.  Wave’s products are unique in the fact that they support cross-platform interoperability for the currently available TPM chips from National Semiconductor, Atmel and Infineon and have been certified for usage on TPM platforms shipped by Intel, IBM and HP. However, our revenues have been nominal in relation to our expenditures due to the early stage nature of the market for computers that utilize TPMs coupled with our applications to perform information security functions.  As a result, we have experienced a slow pattern of corporate development.

Wave is devoting its resources to capitalize on the opportunities presented by this developing market, and overcoming the specific challenges in achieving this goal.

The market trends and opportunities that management focused its activities on during the quarter ended September 30, 2004 included the following:

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

As more PC and chip OEMs have begun introducing their Trusted Platform offerings, management has focused on licensing contracts in which the OEM licenses our applications or technology as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such agreements with three separate OEM partners: National Semiconductor, ST Microelectronics and Intel.  Although no significant revenue has been recognized on these contracts through September 30, 2004, we believe that revenues will increase in future periods based on licensing contracts that Wave signed with customers in the quarter ended September 30, 2004, and the increasing trend in shipments of TPM products shipped by our OEM customers compared to the quarter ended June 30, 2004.

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

With respect to sales and marketing, management is focused on broadening our distribution strategies to include resellers and systems integrators and expanding our presence selling directly to OEMs.  We have re-organized and shifted the focus of our sales force during the latter part of 2003, in order to achieve these objectives.  To date, we have signed agreements with four resellers, CSS Laboratories, Envoy Data Corporation, SmartAxis, SA and Techscaler, Inc., for our software applications.  These agreements do not specifically obligate these resellers to purchase any minimum quantities of Wave products; however, they have agreed to promote and solicit orders for our products.

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

With respect to Wavexpress’ secure broadband media distribution products and services, the first revenue-producing contracts were entered into during the year ended December 31, 2003, and Wave began realizing revenue starting in the third quarter of 2003.  Wavexpress continues to focus on sales and marketing activities and has signed additional contracts late in 2003 and during the first quarter of 2004.  We believe that these contracts will generate revenue over future periods as well.

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

Our Products

Desktop Applications and Tools

The EMBASSY Trust Suite

The current version of the EMBASSY Trust Suite is a set of applications, tools and services that are designed to bring functionality and user value to the TPM-enabled products.  The EMBASSY Trust Suite includes the EMBASSY Security Center, Document Manager Vault, Private Information Manager (“PIM”), SmartSignature and Key Transfer Manager (“KTM”).  The EMBASSY Security Center is an application for TPM management and user authentication functions that includes features such as Windows logon preferences to add biometrics.  Document Manager Vault, which integrates with Microsoft Office and Windows Explorer, provides document encryption, decryption and client-side storage of documents and secures documents against unauthorized users and hackers.  PIM uses the TPM to securely store user information such as user names, passwords, credit card numbers and other personal information.  It retrieves login information to efficiently fill in web or application login information.  Data stored using the PIM utilizes the security of the TPM to protect against unauthorized access.  SmartSignature is a digital-signing application that utilizes the signing keys generated by the TPM.  Wave has released two separate versions of the EMBASSY Trust Suite: Professional Edition and Enterprise Edition.  The Enterprise Edition includes a client version of KTM that enables key recovery in instances of hardware failure or replacement.  The EMBASSY Trust Suite is designed to work with all commercially available TPM-enabled platforms.  Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.

EMBASSY Security Center

The EMBASSY Security Center application allows users to set up and configure a TPM platform.  Additionally, this application is the control center for a user to maintain their security settings, including strong authentication, secured login and simplified password management policies.  This application is available with the EMBASSY Trust Suite, but is also available separately as a standalone TPM management application.

TCG-Enabled Toolkit

The Wave TCG-Enabled Toolkit is a compilation of tools designed to assist application developers writing new applications or modifying existing ones to function on TCG-compliant platforms. Wave provides two versions of the Toolkit, Discovery and Commercial, which enable developers to leverage basic and enhanced TCG services such as integrated key lifecycle management, including key escrow and key recovery. The Discovery Toolkit offers application developers a license for internal evaluation only, whereas the Commercial Toolkit is a license for external redistribution.

Current planned development costs for the desktop applications product group are expected to be approximately $3.7 million for the twelve months ending September 30, 2005.

EMBASSY Trust Server Applications

The EMBASSY Trust Server applications include KTM and Attestation Credential Manager (“ACM”) — essential enablers for managing and determining authenticity of Trusted Platforms. The ACM is designed to work with any application to ensure that it is interacting with a Trusted Platform.  This is a critical function for attestation and management of TPM-equipped devices.  KTM is a server application capable of securely backing up, storing and/or migrating TCG-specific keys from one TPM-enabled system to another, according to various security policies defined on the server, in a centralized fashion.  KTM is being designed to allow an IT manager to provide capabilities to individual TPM users such as recovery services in the event of system malfunctions or new product availability. Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.

Current planned development costs for this product group are expected to be approximately $1.4 million for the twelve months ending September 30, 2005.

Digital Signature and Electronic Document Management

On October 4, 2001, Wave acquired digital signature and electronic document management technology, SmartSignature and SmartSAFE from SignOnLine, Inc., a California-based company.  This group of products now makes up our eSign Transaction Management Suite, also known as eTMS, which now consists of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0 is a digital signature application that connects signers and institutions – banks, insurance companies, enterprises, etc. – through a legally binding digital signature.  Wave’s SmartSignature is currently enabled for the support of TPMs for added security associated with user identity and signing credentials.  SmartSAFE Version 3.0 is a web-based document management application, where signed documents are archived and tracked.  SmartSAFE provides an easy-to-use environment, where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods.  SmartSignature Version 3.0 and SmartSAFE Version 3.0 have been completed and Wave commercially released these products in the first quarter of 2003.    SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed and released in January of 2003.  Future development activities for this product group will be based on specific customer opportunities.  Wave will continue to allocate resources toward marketing and sales to promote these products.

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

Broadband Media Distribution

Wave offers its data broadband content distribution products through Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation.  The joint venture was established on October 15, 1999.  Under the joint venture agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress.  Wave received a 53% equity interest and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  The affiliates of Wave include Peter Sprague, former Chairman of Wave, and Steven Sprague, Chief Executive Officer of Wave, certain members of the Board of Directors of Wave, and certain Wave employees.

Wavexpress has developed a vertically integrated suite of products designed to enable the optimum broadband distribution of digital programming. Suitable media for delivery include an extensive range of file types, including video, movies and games. Wavexpress delivers files presented and assembled as rich media channels. These products are designed to provide a rich consumer experience, allow content partners to participate in the market for broadband distribution and allow enterprise customers to deliver rich content to selected users within the enterprise network.  Wave believes the benefits of these products to content owners, network operators and enterprises include incremental revenue streams from content subscriptions and sales, increased consumer acquisition and retention when used as a marketing tool and cost savings over traditional distribution methods. The product has been deployed, and revenue-generating enterprise and content customers have been signed.  Planned future development expenditures are expected to approximate $1.3 million for the twelve months ending September 30, 2005. As of September 30, 2004, Wave owned 69% of Wavexpress and Sarnoff owned 25.6%.

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

R&D

Wave is a development stage company and has realized minimal operating revenues since its inception.  At September 30, 2004, Wave had an accumulated deficit of approximately $264.2 million.  Wave has made a substantial investment in research and development including $1.7 million for the quarter ended September 30, 2004, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2003, 2002 and 2001, Wave spent approximately $7.4 million, $12.0 million and $17.7 million, respectively, on research and development activities.  In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997.  From its inception in February 1988 through September 30, 2004, Wave has spent approximately $96.5 million on research and development activities.

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

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave’s Class A Common Stock at an exercise price of $2.62 per share, in connection with a private placement of the Class A Common Stock with a group of accredited investors.  The warrants have a three-year term.  The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if, at any time, the warrants are “in the money” and the registration statement registering the shares of Class A Common Stock underlying such warrants ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision, as defined in EITF 00-19.  Although the registration statement was declared effective by the Securities and Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and there are circumstances that could potentially cause the registration statement to cease to be effective.  Accordingly, Wave recorded a liability in its balance sheet that was valued at approximately $358,000 as of September 30, 2004 and $992,000 as of December 31, 2003.

These values were arrived at utilizing the Black-Scholes option pricing model with the following assumptions:

	As of September 30, 2004	As of December 31, 2003
Expected life (years)	2.17	3
Interest rate	2.7%	3.25%
Volatility	127%	121%
Dividend yield	0%	0%

The decrease in fair value of the liability associated with the warrants of approximately $633,000 was recorded as an unrealized gain in Wave’s statement of operations in the quarter ended September 30, 2004, in accordance with EITF 00-19.

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

PRODUCTS – SOFTWARE AND HARDWARE

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

Results of Operations

Three Months Ended September 30, 2004 and 2003

For the three months ended September 30, 2004, Wave had revenues of  $44,375 that were derived from license contracts.  For the three months ended September 30, 2003, revenues were $80,128 derived primarily from service and license contracts.

The table below sets forth the components that make up the revenue for the quarters ended September 30:

	2004	2003	Increase/(Decrease)	% Change
Product	$—	$95	$(95)	(100)%
Services	—	40,563	(40,563)	(100)%
Licensing and Other	44,375	39,470	4,905	12%
Total Net Revenues	$44,375	$80,128	$(35,753)	(45)%

Selling, general and administrative expenses for the three months ended September 30, 2004 were $2,887,805 as compared to $2,831,799 for the comparable period of 2003, an increase of 2%, indicating that SG&A expenses did not vary significantly from the third quarter of 2003 to the third quarter of 2004.

Selling, general and administrative expenses are expected to remain approximately at the same level as the quarter ended September 30, 2004 for the foreseeable future depending upon the business needs of Wave.  The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.  Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing salable products and markets for our technology.

Research and development expenses for the three months ended September 30, 2004 were $1,724,490, as compared to $1,610,066 for the comparable period of 2003, an increase of 7%.  This year-to-year comparison indicates that research and development expense did not fluctuate significantly, which was consistent with management’s expectation.

For the quarter ended September 30, 2003, Wave recorded a reserve of approximately $1,114,000, representing the value of its EMBASSY 2100 chips held in inventory.  The charge was taken because of the amount of time that had elapsed without any substantial sales of the inventory coupled with the trend within the trusted computing market towards TCG-compliant chips that have less functionality than the EMBASSY 2100 chips, but which the marketplace had more readily accepted, at the stage in the development of the trusted computing market.  Accordingly, Wave recorded a full reserve against the value of this inventory and recorded the charge as a separate item in its Statement of Operations rather than as an element of cost of goods sold since there have been no substantial sales of these products.  No such inventory reserves were recorded in the quarter ended September 30, 2004.

Interest income for the three months ended September 30, 2004 was $5,198 as compared to $9,894 for the comparable period of 2003.  The decrease in interest income was primarily attributable to a decrease in interest-bearing assets.

Wave sold 432,000 shares of its holdings of SSP Solutions, Inc., common stock and 24,000 shares of Saflink common stock during the quarter ended September 30, 2004, for total proceeds of $793,181, recording a realized gain of $514,407 on the sales.  Wave did not sell any shares of SSP in the year-ago quarter ended September 30.

For the quarter ended September 30, 2004, Wave recorded a gain of $282,839 representing the decrease in the value of the liability relating to the outstanding warrant containing net cash settlement features.  This warrant was granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at $358,467, as of September 30, 2004, and $641,306 as of June 30, 2004.  The decrease in the value of the warrant liability was primarily the result of the decrease in the quoted closing price on the Nasdaq National Market of Wave’s Class A Common Stock from June 30, 2004 to

September 30, 2004.  Because the market price of Wave’s Class A Common Stock went down, the fair value of the warrant liability went down as well, resulting in the gain.  No such gains were recorded for the quarter ended September 30, 2003.

For the quarter ended September 30, 2003, Wave recorded accrued dividends on its Series H Redeemable Convertible Preferred Stock in the amount of $119,805 plus accretion of discount on such preferred stock of $2,696,791 for total dividends on preferred stock of $2,816,596.  There was no preferred stock outstanding, and therefore no dividends accrued on any such preferred stock for the quarter ended September 30, 2004.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended September 30, 2004 was $3,800,517 as compared to $8,313,755 for the comparable period of 2003.

Nine Months Ended September 30, 2004 and 2003

For the nine months ended September 30, 2004, Wave had revenues of  $101,118 from product sales and licensing.   For the nine months ended September 30, 2003, revenues were $130,259 comprised of services, licensing and other revenues.

The table below sets forth the components that make up the revenue for the nine months ended September 30:

	2004	2003	Increase/(Decrease)	% Change
Product	$6,660	$1,433	$5,227	365%
Services	—	65,344	(65,344)	(100)%
Licensing and Other	94,458	63,482	30,976	49%
Total Net Revenues	$101,118	$130,259	$(29,141)	(22)%

Cost of goods sold for the nine months ended September 30, 2004 totaled $65,267. This compares with total cost of goods sold for the six months ended September 30, 2003 of $40,048.   The increase in cost of goods sold was due to the increase in amortization of capitalized software for the nine-month period ended September 30, 2004, versus the same period in the prior year.

Selling, general and administrative (“SG&A” ) expenses for the nine months ended September 30, 2004 were $9,695,238 as compared to $9,535,085 for the comparable period of 2003, an increase of 2%.  This year-to-year comparison indicates that SG&A expenses for the nine months ended September 30, 2004 versus September 30, 2003 did not fluctuate significantly.   It is expected that SG&A expenses will continue at approximately the level of this quarter ended September 30, 2004 for the remainder of calendar year 2004.  Included in the amounts listed above are Wavexpress’ selling, general and administrative expenses, which were $1,552,549 and $1,466,785 for the nine months ended September 30, 2004 and 2003, respectively.  The 6% increase was attributable to additional dedicated phone lines for data transmission and costs associated with a new data center.

Research and development expenses for the nine months ended September 30, 2004 were $5,128,596 as compared to $5,839,123 for the comparable period of 2003, a decrease of 12%.  This decrease was attributable to decreases in salaries and fringe benefit expenditures of approximately $1,105,000 offset by consulting expenses and other development expenditures of approximately $488,000.  This overall decrease in development expenses was associated with a greatly reduced development effort with respect to Wave’s integrated circuit technology and software.  These research and development efforts have been scaled down considerably as Wave has shifted its development resources towards its EMBASSY Trust Suite of software applications and away from its proprietary EMBASSY Trust System hardware and software group of products.  Wavexpress’ research and development expenditures included in the above were approximately $1,259,840 and $1,499,950 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 16%.  This decrease was the result of reduced employee headcount, travel and amortization and depreciation expenses and product development expenditures. Wave expects development expenditures of Wavexpress to continue to be reduced over the remainder of 2004.

For the nine months ended September 30, 2004, Wave took a charge of approximately $301,000 to write-off developed software that had been capitalized.  The software that was written off was developed for a distribution agreement that was entered into with NSC, whereby NSC was to distribute it with their trusted platform model chip.  The write-off was the result of the termination of the agreement and because the version of the software that was written off has been discontinued and superseded by a new version.  Consequently, the value of the software became impaired because it had no alternative uses. No such impairment charges were incurred in the nine-month period ended September 30, 2003.  Wave continues to maintain a license agreement with NSC, whereby Wave is paid royalties based on Wave technology that is included in NSC’s chip design.

Interest income for the nine months ended September 30, 2004 was $18,692 as compared to $66,579 for the comparable period of 2003.  The decrease in interest income is primarily attributable to interest income having been recognized on the officer loan recovery referred to below for the nine months ended September 30, 2003.

Wave sold 2,507,300 shares of its holdings of SSP Solutions, Inc., common stock and 24,000 shares of Saflink common stock during the quarter ended September 30, 2004, for total proceeds of $4,410,267, recording a realized gain of $2,907,065 on the sales.  For the nine months ended September 30, 2003, Wave sold 97,500 shares of SSP at an average selling price of $0.54 per share, realizing an aggregate loss from the sales of $5,103.

For the nine months ended September 30, 2004, Wave recorded a gain of $633,384, representing the decrease in the value of an outstanding warrant containing net cash settlement features that has been recorded as a liability.  These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at $358,467 as of September 30, 2004, and  $991,851 as of December 31, 2003.  The decrease in the value of the warrant liability was primarily the result of the decrease in the quoted closing price on the Nasdaq National Market of Wave’s Class A Common Stock from December 31, 2003 to September 30, 2004.  Because the market price of Wave’s Class A Common Stock decreased, the fair value of the warrant liability decreased as well, resulting in the gain.  No such gains were realized for the quarter ended September 30, 2003.

Wave reversed the reserve previously established with respect to notes receivable from a former officer in the amount of $999,518 during the quarter ended September 30, 2003.  These loans were reserved for during the fourth quarter of 2002, because at the time there was substantial doubt about the ability of the borrower to repay these loans.  In August 2003, the former officer sold 500,000 shares of Wave Class A Common Stock, and was therefore able to repay the loans and all accrued interest thereon with the proceeds from such sales of Wave Class A Common Stock.

For the nine months ended September 30, 2003, Wave recorded accrued dividends on its Series H Redeemable Convertible Preferred Stock in the amount of $211,222 plus accretion of discount on such preferred stock of $5,485,000 for total dividends on preferred stock of $5,696,218. There was no preferred stock outstanding, and therefore no dividends accrued or were paid on any such preferred stock for the nine months ended September 30, 2004.

Due to the reasons set forth above, our net loss to common stockholders for the nine months ended September 30, 2004 was $11,530,208 as compared to $20,981,293 for the comparable period of 2003.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of September 30, 2004, had a $264.2 million deficit accumulated during the development stage.  Total stockholders’ equity as of September 30, 2004 was $3,679,459.  Wave has financed its operations through September 30, 2004 principally through the issuance of Class A and B Common Stock and various series of preferred stock, for total proceeds of $227,660,761.

Sources and uses of cash

As of September 30, 2004, Wave had $1,666,407 in cash and cash equivalents.  As of December 31, 2003, Wave had $8,818,305 in cash and cash equivalents.  Wave had marketable securities with a value of $3,124,339 as of September 30, 2004, and $6,325,310 as of December 31, 2003.  The decrease in cash and cash equivalents resulted from $13,980,314 used in operating activities, $4,016,222 was provided from investing activities including $4,410,266 in proceeds from the sale of marketable securities, offset by $394,044 used in the acquisition of capital assets. $2,812,192 was provided from financing activities, which consisted of the proceeds from the issuance of 3,000,000 shares of Class A Common Stock, the exercise of stock warrants and employee stock options.  At September 30, 2004, Wave had working capital of $2,015,119.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve months ending September 30, 2005 will be approximately $18,000,000, including research and development (including capitalized product development), acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of approximately $1,666,407 as of September 30, 2004

•                  sales of marketable securities valued at approximately $3,124,000 as of September 30, 2004

•                  gross margin contribution from sales and licensing of products

•                  the sale of additional shares of Class A Common Stock in connection with a shelf registration statement for $25,000,000, which was filed on April 15, 2004, and declared effective by the Securities and Exchange Commission on May 10, 2004.  (On August 2, 2004, we sold 3,529,412 shares under this shelf registration for net proceeds of approximately $2,777,897.)

Given Wave’s capital requirements for the twelve-month period ending September 30, 2005, as indicated above, the cash on hand of approximately $1,666,407 as of September 30, 2004 by itself will not be sufficient to fund its operations for the full twelve-month period ending September 30, 2005.    In addition to the $2,777,897 in proceeds that Wave received from the sale of 3,529,412 shares of Class A Common Stock, Wave granted an additional investment right (which expired on November 2, 2004) in connection with this sale, and warrants which may yield an additional $5.0 million in the event the warrants are exercised in full by the investor.  These warrants will become exercisable during the period from January 30, 2005 through January 30, 2006, at strike prices ranging from $1.15 per share to $1.30 per share. Also, after subtracting the potential proceeds from the offering described above (including the warrants), there remains $16.8 million in available proceeds, less offering costs, from the $25,000,000 shelf registration that is currently effective with the Securities and Exchange Commission.

An additional source of cash to fund operations for the period will likely come from the sales of its marketable securities valued as of September 30, 2004 at $3,124,339, which consists of 1,201,670 shares of Saflink common stock.  Wave may sell some or all of its holdings in Saflink, as needed to fund its operations for the twelve-month period ending September 30, 2005.

Revenue outlook

Beginning in 2003, Wave began licensing its EMBASSY Trust Suite software through bundling arrangements with OEMs with whom it signed contracts during the year.  For the nine months ended September 30, 2004, Wave’s software licensing revenue was approximately $94,000 versus approximately

$63,000 for the nine months ended September 30, 2003. Although there has also been an upward trend in license revenue from OEM contracts from the second quarter to the third quarter in 2004, because of the early stage of Wave’s market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenue growth. While we believe software license revenue from these contracts will continue to increase over future periods, we do not expect to generate revenues from these contracts, at a level that will cover our total operating costs for the same twelve month period ending September 30, 2005.  We continue to work with our current partners and customers to introduce and promote our existing software products and new software products, which are under development in an effort to expand the market for hardware-based secure computing and thereby increase our market share and revenues.  However, because TCG hardware security is still a new, developing category within the computer security market, the ultimate size of this market and the timeframe for its development are unknown and difficult to predict.  Wave will also continue to pursue hardware sales and licensing of its proprietary EMBASSY Trust System, primarily in government-related security markets and financial markets.

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

Known trends and uncertainties affecting future cash flows

From the discussion above, Wave’s cash and marketable securities on hand will not be sufficient to fund operations for the full twelve-month period ending September 30, 2005.  To cover this short-fall, we have commenced securing additional funding referred to above to cover our operations’ cash requirements.  Also, given the unpredictability of revenues, and uncertainty as to whether Wave will be successful in closing additional financings, Wave may be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives.  Given the available cash and marketable securities currently on hand, it is likely that Wave will be required to generate at least $13,000,000 in cash.  It should also be noted that the market price of Saflink common stock is and has historically been volatile, and there is no certainty that such market price will not go down thereby reducing the amount of proceeds realizable from this investment.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures for research and development and sales and marketing to increase market awareness.  Therefore, even if Wave is able to begin to generate significant revenues by September 30, 2005, it will need to generate capital from other sources, and the likelihood is that Wave will need to raise funds through issuing additional common stock, preferred stock and/or debt, to fund its operations beyond September 30, 2005.

Commitments

Wave has no significant commitments other than with respect to operating leases for its facilities. Wave’s commitments with respect to operating leases for periods ending after September 30, 2004 are listed below:

	Within one year	Years two and three	Years four and five	Total
Operating leases commitments	$862,000	$1,148,000	$120,000	$2,130,000

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

Item 3.          Quantitative and Qualitative Disclosures about Market Risk

Wave’s investment portfolio consists of a minority equity investment in Saflink Corporation.  As of September 30, 2004, we held 1,201,670 shares of Saflink.  These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  This investment is inherently risky because the markets for the technologies and products that Saflink has under development are in the early stages and Saflink may never become profitable.  In addition, the values of these investments are subject to significant market price volatility.  For example, during the period that Wave has held shares of Saflink, its closing price has fluctuated from a low closing price of $2.27 per share to a high of $2.94 per share.  The following table presents the change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from August 9, 2004 which was the first day of trading that Wave owned Saflink through October 22, 2004:

	Fair Market Value (“FMV”) at the lowest closing price from August 9, 2004 through October 22, 2004	FMV as of September 30, 2004	FMV at the highest closing price from August 9, 2004 through October 22, 2004

Saflink Common Stock	$2,727,791	$3,124,339	$3,532,910
Percentage decrease from highest closing price	23%	12%	—
Percentage decrease from FMV as of September 30, 2004	13%	—	—

Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 12% and 23% of the fair market value of these investments as of September 30, 2004.  The amount of such hypothetical future losses in fair market value would be equal to approximately $375,000, $406,000 and $719,000 using hypothetical losses of 12%, 13% and 23%, respectively.

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

PART II-                OTHER INFORMATION

Item 6.                    Exhibits

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

Dated: November 12, 2004

WAVE SYSTEMS CORP.
(Registrant)

	By:	/s/Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer