Form 10-K
period 2004-12-31
WAVE SYSTEMS CORP
filed 2005-03-16
CIK 919013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number 0-24752

Wave Systems Corp.

(Exact name of registrant as specified in its charter)

Delaware	13-3477246
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
480 Pleasant Street	01238
Lee, Massachusetts	(Zip Code)
(Address of principal executive offices)

413-243-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒  NO ☐

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of March 1, 2005 was $87,107,656 (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

As of March 1, 2005 there were 76,177,617 shares of the registrant’s Class A Common Stock and 205,725 shares of the registrant’s Class B Common Stock outstanding.

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE WAVE’S ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM THOSE ANTICIPATED AND DISCUSSED HEREIN. FURTHER, WAVE OPERATES IN AN INDUSTRY SECTOR WHERE SECURITIES VALUES MAY BE VOLATILE AND MAY BE INFLUENCED BY REGULATORY AND OTHER FACTORS BEYOND WAVE’S CONTROL. IMPORTANT FACTORS THAT WAVE BELIEVES MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE CAUTIONARY STATEMENTS ACCOMPANYING THE FORWARD-LOOKING STATEMENTS AND IN THE RISK FACTORS DETAILED IN WAVE’S OTHER FILINGS WITH THE COMMISSION DURING THE PAST 12 MONTHS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL RISK FACTORS AND CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-K AND IN THOSE OTHER FILINGS WITH THE COMMISSION.

PART I

Item 1.        Business

Wave Systems Corp., a development stage company, develops, produces and markets products for hardware-based digital security including security applications and services that are complementary to and compliant with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org (“TCG”). Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues. These issues include the following: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security, and regulatory compliance.

The TCG is an industry standards body, comprised of computer and device manufacturers, software vendors and others whose purpose is to develop, define and promote open industry standard specifications for embedded secure computing products, across multiple platforms, network devices, peripherals and mobile devices. The current released TCG specification recommends a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module (“TPM”) that performs protected activities including protected storage, platform authentication, protected cryptographic processes and attestable state capabilities to provide the first level of trust for the computing platform (a “Trusted Platform”). The TPM is a hardware chip that is separate from the platform’s main CPU(s) that enables secure protection of files and other digital secrets, and performs critical security functions such as generating, storing and protecting “cryptographic keys,” which are secret codes used to decipher encrypted or coded data. While TPMs provide the anchor for hardware security, trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services such as key management and credential authentication.

Wave’s operations to date have consisted primarily of product development, performance under contract to develop products and preliminary marketing to personal computer (“PC”) original equipment manufacturers (“OEMs”), resellers, and enterprises. Products developed using TCG specifications require an evolving “ecosystem” of new development tools, applications, services and infrastructures. In 2003, Wave began the market introduction of its first commercial products designed to support the first emerging products that include TPM’s in this marketplace. In 2004, Wave continued to develop enhancements to its existing products and developed additional products in support of the emerging TCG-specifications.

Prior to the formation of the TCG, Wave developed its pioneering EMBASSY (EMBedded Application Security SYstem) Trust System. The EMBASSY Trust System is a combination of client hardware consisting of the EMBASSY 2100 security chip (the “EMBASSY chip”); and software  consisting of the Trust Assurance Network (“TAN”), a back-office infrastructure that manages its security functions. As the market for TPM-enabled products has developed with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications, by repurposing these product assets. Wave has since developed a set of applications known as the EMBASSY Trust Suite to work with various other chip manufacturers’ TCG compliant TPMs that are now available.   Wave’s products are unique in the fact that they support cross platform interoperability for the currently available TPM chips from National Semiconductor, Atmel, Infineon, and STMicroelectronics and have been verified for usage on TPM platforms shipped by Intel, IBM, HP, Fujitsu, and Dell.

Wave has not realized any significant revenues since we began our operations in 1988. While Wave was successful in signing distribution contracts with both Intel and National Semiconductor in 2003, revenues have been nominal in relation to our expenditures due to the early stage nature of the market for products that utilize this emerging technology. As a result, we have experienced a slow pattern of corporate development. As of December 31, 2004, we had working capital of approximately $3.5 million.

Considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that we will need a minimum of $13 million of additional cash to satisfy our current forecasted cash flow requirements for the year ending December 31, 2005. As discussed above, Wave has begun market introduction of its software products for Trusted Platforms and has signed its first distribution contracts for these applications. However, due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated in calendar 2005 to fund its cash flow requirements. Given the uncertainty with respect to Wave’s revenue forecast for 2005, it is likely that Wave will be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the year ending December 31, 2005. Furthermore, in the event that we are successful in executing our business plan for 2005, we will likely still be in a cash shortfall position and we will need to begin to generate sufficient sales to fund operations in future years, or we will be required to raise additional capital to continue beyond 2005. Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not secured additional financing  at this time and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

Formation of the Trusted Computing Group and introduction of TCG Compliant Products

In April, 2003 the TCG was formed. The Promoting Founders were AMD, HP, IBM, Intel, and Microsoft, and Wave Systems was invited to join the founding group as a Contributing Member. The TCG formally accepted the initial technical specifications developed by the Trusted Computing Platform Alliance (“TCPA”) for Trusted Platform Modules Version 1.1. TCG formally superceded the TCPA organization. The TCG has significantly expanded the industry participation in security hardware standards with membership from industry leaders for important additional platforms including cell phones, PDAs and consumer electronics. During 2003, several manufacturers of semiconductors for the PC industry including National Semiconductor, Atmel and Infineon were offering products that have the capability to function as TPMs that meet the TCG TPM Version 1.1 standard for trusted computing.  In addition, PC platforms which included TPMs were announced and/or available from IBM, Intel, and HP. In 2004 the rate of adoption of TPMs accelerated with additional platforms announced by the major OEMs already shipping platforms and an additional OEM, Fujitsu, announced products with TPM’s. The TCG released a new version of the TPM specification, Version 1.2 which includes a number of enhancements and extensions over the Version 1.1b. TPM Version 1.2 is fully backwards compatible to Version 1.1b which provides a smoother transition for deployment of the TPM technology and increases the TPM functionality. In addition, vendors such as Atmel, announced TPM products targeted to support embedded systems applications beyond the traditional PC market. There are also TCG Working Groups that are developing specifications to extend TCG technologies to other devices such as network products, servers, peripherals and mobile devices.

The offering of products using TCG specifications to the PC market is an important development in the creation of the market for hardware-based computer security. As a result of this development, Wave had begun executing a strategy to put the work it has done in developing the EMBASSY Trust System to use in becoming a leading developer of software, applications and services for this market.  Wave formed business relationships with some of these companies as a developer of products that will be essential to the deployment and use of these new products, thereby creating a new revenue opportunity for Wave. Wave is providing solutions in the market that work with all available products using TCG specifications in these commercially available products.

Products and Services

Client-side Applications

The EMBASSY Trust Suite

The current version of the EMBASSY Trust Suite is a set of applications and services that are designed to bring functionality and user value to the TPM enabled products. Designed to make the TPM easy for users to set up and use, the EMBASSY Trust Suite includes the EMBASSY Security Center (the “ESC”), Document Manager Vault (“Vault”), Private Information Manager (“PIM”), SmartSignature and Key Transfer Manager (“KTM”).

The ESC enables the user to set up and configure the TPM platform. In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management.

Data Protection is addressed by the Vault which provides document encryption, decryption and client side storage of documents. The Vault, which works with Microsoft Windows, including Microsoft Office, secures documents against unauthorized users and hackers.

Password management is a security challenge due to the increasing number of passwords required and the tendency of users to select easily guessed passwords. To help improve the password issues, PIM uses the TPM to securely store and manage user information such as user names, passwords, credit card numbers and other personal information. It retrieves login information to efficiently fill in applications, web forms and web login information.

Backup and recovery of keys used for logon, signing, and protection of data is an essential requirement for deployment of TPM based systems. KTM is an archive application for the cryptographic keys that is designed to provide a simple, yet fully featured method to securely archive, restore and transfer keys having migratable properties that are secured by the TPM.

Legally binding electronic documents are enabled through authenticatable digital signatures and data protection. SmartSignature is a digital signing application that utilizes the signing keys generated by the TPM. Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.

Additionally, in 2004, Wave began developing a new set of TPM Wizards as part of the Embassy Trust Suite which allow users to setup and use the TPM for securing 802.11x wireless networks, the Windows Encrypting File and encrypting email. The TPM Wizard enhancement was released during the 1st quarter of 2005.

Middleware and Tools

TCG-Enabled Toolkit

The Wave TCG-Enabled Toolkit is a compilation of software  designed to assist application developers writing new applications or modifying existing ones to function on TCG-compliant platforms. Wave provides two versions of the Toolkit, Discovery and Commercial, which enable developers to leverage basic and enhanced TCG services such as integrated key lifecycle management, including key escrow and key recovery. The Discovery Toolkit offers application developers a license for internal evaluation only, whereas the Commercial Toolkit is a license for external redistribution.

Wave TCG-Enabled Cryptographic Service Provider (“CSP”)

Wave offers a TCG-enabled CSP, which allows software developers to utilize the enhanced security of a TCG standards-based platform, facilitating a common user experience independent of the platform. It also enables applications to utilize functionality available on TCG-compliant platforms directly through the Microsoft cryptographic application programming interface, without requiring user knowledge of any specific TCG software stack layer.

Current planned development costs for this product group are expected to be approximately $3.8 million for 2005.

EMBASSY Trust Server Applications

The EMBASSY Trust Server applications include Key Transfer Manager Enterprise Server for Active Directory (“KTM ES AD”), an essential application for managing Trusted Platforms. KTM  ES AD is a server application that is designed to eliminate the risk of serious data loss in the event that a TPM, hard drive or motherboard becomes corrupted, or a user leaves the organization. For instance, an organization may require access to a former employee’s encrypted data or TPM-secured keys for business continuity or disaster recovery purposes. KTM ES AD enables enterprise level key protection services while ensuring proper archive procedures and recovery capabilities. KTM ES AD was released for availability in 2004.

Current planned development costs for this product are expected to be approximately $1.5 million for 2005.

Digital Signature and Electronic Document Management

On October 4, 2001 Wave acquired the digital signature and electronic document management technology, SmartSignature and SmartSAFE, from SignOnLine, Inc. (“SignOnLine”), a California-based company. This group of products now makes up our eSign Transaction Management Suite, also known as eTMS (“eTMS”), which now consists of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect. SmartSignature Version 3.0 is a digital signature application that connects signers and institutions—banks, insurance companies, enterprises etc.—through a legally binding digital signature. To increase the security associated with identity protection and digital signing credentials, Wave’s SmartSignature is currently enabled for the support of TPMs. SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked. SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents. SmartSAFE also supports archival and management of unsigned documents in virtually any format. These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods. SmartSignature Version 3.0 and SmartSAFE Version 3.0 have been completed and Wave commercially released these products in the first quarter of 2003.   SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed and released in January of 2003. Development for eTMS is being based on specific industry and customer opportunities. Wave will continue to allocate resources towards marketing and sales to promote these products. Current planned development costs for enhancements for this product group are expected to be at least $300,000 in 2005.

Wave’s eTMS, in addition to being part of the EMBASSY Trust Suite applications and supporting TPMs, is also being independently marketed in the insurance, mortgage, finance, government, and other markets which are seeking ESIGN digital signature solutions. In 2004, Wave announced that it had signed a licensing agreement with a la mode, inc., the nation’s largest developer of valuation workflow software to offer a comprehensive solution for securely managing real estate and mortgage transactions online. Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

The EMBASSY Trust System

The EMBASSY Trust System is Wave’s proprietary co-processor cryptographic subsystem and supporting infrastructure; a separate chip with its own processor designed to provide security functions such as hidden processing of software applications and the protected storage of cryptographic keys and encrypted data, that works with client and server software applications that provide and/or manage various security functions. Products that make up the EMBASSY Trust System include hardware and software. The hardware products that make up this product group are the EMBASSY 2100 security chip (referred to above) and secure user input devices such as EMBASSY Smart Card Readers and EMBASSY Smart Card Reader Keyboards that use EMBASSY 2100 chips. These devices are being marketed, on a limited basis, to government and military markets. The software products included in this product group are the Trust Assurance Network, which is the back office security infrastructure of the EMBASSY Trust System; Assistant, a client interface that allows the user to securely enter and store their personal and financial data, personal identification numbers, passwords, digital certificates and other information that requires security; the Cyber-Comm applet, a secure French banking application that runs on an EMBASSY chip; and  FINREAD, a JAVA interface for online transactions. No further development activities are planned for this product group. The primary assets of this product group have served as the basis for the development of the TCG compliant products in the EMBASSY Trust Suite and EMBASSY Trust Server applications.

Broadband Media Distribution

Wave offers its data broadband content distribution products through Wavexpress, Inc. (“Wavexpress”), a joint venture between Wave and Sarnoff Corporation. The joint venture was established on October 15, 1999. Under the joint venture agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress. Wave received a 53% equity interest and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter Sprague, former Chairman of Wave, Steven Sprague, Chief Executive Officer of Wave, certain members of the Board of Directors of Wave; and certain Wave employees.

Wavexpress has developed a vertically integrated suite of products designed to enable the optimum broadband distribution of digital programming. This system is offered to content providers looking to deliver high-quality broadband media services, either to generate enhanced advertising revenue or subscription fees for premium services. Wavexpress provides its customers with tools for publishing content through the network and client software for presenting the content to the end user. The client software is integrated and promoted through Microsoft’s Media Center Edition operating system as well as with Microsoft’s internet explorer web browser.

We believe Wavexpress’ products deliver value to content providers because the technology enables a broadband-delivered video experience which, to the end-user, is more like watching a DVD than streaming video over the Internet. Rather than steaming, Wavexpress utilizes a managed media cache at the point of presentation: the end-user PC. Media is downloaded to subscribers at off-peak hours and made available for playback once fully stored on the subscriber’s PC. This provides a higher-quality, more reliable video experience than streaming video.

Planned future development expenditures are expected to approximate $1.6 million for the year ending December 31, 2005. As of December 31, 2004, Wave owned 69% of Wavexpress and Sarnoff owned 26%.

Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

Wave, as well as Wavexpress, is a development stage company and has realized minimal operating revenues since our inception. For the years ended December 31, 2004, 2003, and 2002 Wave incurred losses to common shareholders of approximately $14,498,000, $25,292,000 and $43,467,000,  respectively. At December 31, 2004 we had an accumulated deficit of approximately $267,184,000. There can be no assurance that we will ever be successful in achieving commercial acceptance of our products and services.

Markets and Business Strategy

Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a network or platform. Because of these persistent security concerns, there is now a recognized need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks. The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices. Because Wave has been a pioneer in developing hardware-based computer security systems, we believe that we are distinctively positioned to take advantage of our unique knowledge, significant technology assets and trusted computing intellectual properties.

Because products developed using the TCG specifications involve a new approach to conducting business and exchanging information using computer systems, and will require that traditional software-based security be augmented with next generation security products and an enhanced support infrastructure, intensive marketing and sales efforts have been and will continue to be necessary in order to generate demand for products using Wave’s technology and to ensure that Wave’s solution is accepted in this emerging market. Our objective is to make our EMBASSY branded products and services the preferred applications and infrastructure for Trusted Platforms. Key components in achieving this goal include:

Capitalizing on Information Security Industry Trends

For 2004 and 2005 security remains one of the top industry priorities across multiple segments of the user and product value chains. This top priority is supported by increased spending budgets and high product adoption rates of new security offerings. Virtually all segments within the security markets are seeing increased focus.

Wave believes that a key differentiator of its EMBASSY Trust Suite is that it is interoperable across all of the currently available TPM-enabled Windows platforms and provides for ease of use. Key industry initiatives and security specifications that will require the addition of trusted hardware are moving forward in a number of platforms including Microsoft’s Next Generation Secure Computing Base (“NGSCB”), Intel’s LaGrande secure computing program, and AMD’s Secure Execution Mode (“SEM”). Similar programs are under consideration in network devices, and mobile devices such as PDAs and cell phones and consumer electronics devices.

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

•       Convergence of consumer electronics and PC’s

•       Legal status of digital identities and digital signatures, including development of next generation web services which require digital signature solutions.

•       Increased focus on security and privacy by government entities

•       Rampant piracy of digital goods including music, video, software and the need for digital goods providers to securely distribute their content and prevent theft

Wave will continue to pursue strategic relationships with hardware manufacturers, independent software vendors, systems integrators and companies involved in the development of commerce in electronic content and services to achieve broad market acceptance of its products as a platform for security solutions and commerce performed in user devices.

Pursue Strategic Marketing and Distribution Alliances

We intend to expand Wave’s strategic alliances with key partners that could distribute our products in enterprise, government and eventually consumer markets, and to build upon our alliances with such industry leaders as Intel, Dell, HP, IBM and others in the PC industry. In addition, we are engaged in strategic activities with semi-conductor manufacturers National Semiconductor, Atmel, STMicroelectronics and Infineon Technologies to support and/or deploy EMBASSY applications with their TPMs designed to the TCG specifications. TCG has expanded its scope to include network devices, trusted peripherals, cell phones, PDAs and consumer electronics devices. Wave believes its trusted computing offerings can provide significant value in these new markets and platforms and thus, is working to establish relationships with key partners in each of these markets. For example, in 2004 Wave announced a relationship with ARM as part of the ARM Connected Community of technology partners as a important step in pursuing opportunities in these markets.

Enhancing Our Current Product Offerings and Products in Development

We intend to continue to develop and extend our existing product offerings to include features and functionality to meet customer requirements and market demand. Planned development efforts that enhance or utilize existing technologies include building upon and enhancing our EMBASSY Trust Suite, eTMS applications and Wavexpress broadband media distribution software applications.

Client and server solutions supporting both the operations and life cycle management of Trusted Platforms is a major focus area for Wave. New products that Wave is planning on developing over the ensuing period will consist primarily of new TCG client and server software services and enabling tools that will expand upon its portfolio of TCG trusted computing applications and services in the following areas:

•       Cross platform interoperability:  There is TCG hardware coming from multiple suppliers, as well as supporting software from multiple vendors. In order for applications from independent software vendors to work with any of these multiple combinations of products, Wave is developing TCG specific toolkits that provide for this interoperability across platforms. Wave will continue to expand the functions available to systems integrators (“SIs”), independent software vendors (“ISVs”) and independent hardware vendors (“IHVs”) within these enabling toolkits to make it easier to bring new applications to Trusted Platforms.

•       Client applications:  Wave’s EMBASSY Trust Suite provides important applications for the end user that run on their PCs such as Embassy Security Center, Document Manager, Private Information Manager, Key Transfer Manager and SmartSignature. Wave will continue to add new client applications and enhance the current applications with advanced functions to exploit the strong security of the TCG platforms.

•       Server applications:  Trusted devices require a number of life cycle management products to address the set up, registration, operations and systems management requirements of the platforms. Wave’s current offering consists of the KTM ES AD. The server products will be enhanced with future versions and expanded to offer additional trust services.

These development efforts will likely be significant and Wave intends to expend a substantial portion of its research and development resources towards these enhancements as well as significant marketing and corporate development funds to introduce the products and build market demand. As a result, although Wave reduced its research and development expenditures in 2004, the continued research and development efforts will require substantial capital resources, which will likely necessitate the need for further funding so that Wave may ultimately be able to capitalize on the emerging market opportunities for its products and services. Wave announced major products in 2004, primarily for TPM applications, and is developing significant new client and server based products and product enhancements which are planned to be introduced in 2005.

Marketing, Sales and Customers

Because Wave’s products involve a new approach to conducting business and exchanging information using computer systems, it will require that traditional software-based security be enhanced and/or replaced with next generation products designed using the TCG and related specifications. Intensive marketing and sales efforts have been and will continue to be necessary in order to increase recognition of and generate demand for products using Wave’s technology and to ensure that Wave’s solutions are accepted in this emerging market. The current primary focus is on closing business with chip OEMs, PC OEMs, enterprise customers and systems integrators. Wave has also undertaken steps to develop and establish a reseller channel for our products.

Wave’s business model targets revenues from various sources: licensing of our technology including EMBASSY Trust Suite client applications; tools and enabling software; and client/server based trusted software solutions for the lifecycle management of keys and authentication of Trusted Platforms.

Wave has identified five key markets where we believe our products would provide unique benefits:

•       PCs—TCG’s standards-based specifications for trusted hardware is leading the industry toward increased deployment of TPM hardware by a growing number of PC OEMs. The current focus for both TCG and Wave is for business PC platforms, but will be extending into consumer PCs over time. Wave anticipates providing enabling tools to SIs, ISVs, and IHVs  in order to take advantage of the new trusted computing features of these platforms.

•       Network products, Peripherals and Mobile Devices—As TCG based specifications are released and product deployment begins, Wave anticipates extending its products to support these new trusted computing platforms and marketing to the associated OEMs, SI, ISVs, IHVs, and service providers for these devices.

•       Banking and Finance—In addition to our European initiatives to be a leader in delivering solutions for European standards, which can provide strong authentication to services, we are aggressively cultivating interest and support from financial institutions for utilizing TCG- compliant platforms.

•       Broadband Media—Through our Wavexpress joint venture, we have developed a broadband architecture for the distribution and subsequent management of secured media channels to subscribers in the home and enterprise.

•       Government and Enterprise—The market for electronic security systems in governmental units and large business enterprises is growing and Wave believes this market represents a key opportunity for both our eTMS as well as Wave’s TCG offerings.

Directly and through our partners, Wave is aggressively targeting opportunities in these markets, as we believe our products provide a wide range of security and trust capabilities not offered in any other single solution.

Wavexpress offers its technology and services on the basis of a per-user fee and/or revenue share with the content owner, with a particular focus on advertising supported entertainment services. In addition, Wavexpress publishes to the installed base of Microsoft Media Center PCs five general interest channels of entertainment programming offered under the TVTonic brand. Wavexpress’ client software and TVTonic channels are pre-installed with one high-end Microsoft Media Center PC OEM. Wavexpress is looking to expand to other manufacturers in 2005.

Wave’s sales for the year ended December 31, 2004 consisted primarily of licensing its software applications, engineering and support services. Of the total revenue realized for the year ended December 31, 2004, 79% was derived from activities related to Wave’s computer security products and services and the remaining 21% was derived from Wavexpress’ broadband media distribution segment.  None of the customers from which Wave derived revenue in 2004 in excess of 10%, would have a material adverse effect on Wave’s business if Wave were to lose such customers, because the level of sales during the year overall was not significant to Wave’s level of expenditures. However, Wave’s business plan on a forward-looking basis, will depend heavily on a small number of OEM customers, partners and prospective customers, the loss of, or lack of substantial future revenues from, any may have a material adverse effect on our business plan going forward. These include National Semiconductor, Intel, ST Microelectronics, Dell Computers, Inc. and others.

Competition

Wave EMBASSY Digital Security Products

We operate in the information security market, a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than us. Also, many current and potential competitors have greater name recognition and more extensive customer bases to leverage, allowing these competitors to gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of trusted computing solutions is still in the formative and early stages. The markets for our products are developing and, while the TCG specifications have provided the basis for the industry to move forward, there remains significant standards work efforts in order for the eco-system supporting trusted computing to move forward.  Wave’s potential competitors include security solutions providers such as RSA Security, Inc., Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Ultimaco, Safenet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computer applications including Softex, Phoenix, Infineon and Microsoft. The competitive factors defining these evolving markets include product features, compatibility, standards compliance, quality and reliability, ease of use, performance, customer service and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. The features of Wave’s products that should allow it  to compete favorably through product differentiation include: cross-platform, interoperable solutions; easy-to-use features; and leading edge trusted client/server infrastructure solutions. In addition, Wave continues to have leading solutions with its digital signature products, especially when combined with trusted computing platforms and features.

One of the market challenges facing Wave is the establishment of a newly defined market category within the overall information security market for trusted computing software and services that includes a more complex business model for adoption. While the TCG specifications define a very complex and comprehensive cryptographic system that require significant skills and resources, the market for security solutions that are as complex as those developed by Wave is in a formative stage of development. As a result, commercialization of these technologies has been slow to develop. It is also possible for other competitors to develop similar offerings to compete with our products or new technologies may emerge that could replace existing technology that our products rely on, thereby making our products non-competitive or obsolete. We can offer no assurances that Wave’s products will become industry standards or become widely accepted by the marketplace.

Wavexpress Broadband Media Distribution

Wavexpress competes in a market dominated by traditional content delivery methods. Wavexpress prospects rely on traditional broadcast television, Internet streaming and online websites. Wavexpress’ technology augments these services with a higher quality playback experience and more reliable delivery method. Several companies compete for the digital delivery of content over broadband, including CDNs (content delivery networks) such as Akamai, startup caching companies such as Maven Networks and streaming service providers such as The Feedroom.

International Market

Most of our software products and many components of the EMBASSY Trust System are controlled under various United States export control laws and regulations and may require export licenses for certain exports of the products and components outside of the United States and Canada. We have received export licenses from the U.S. Department of Commerce’s Bureau of Export Administration (the “BXA”) for the sale and export of our EMBASSY chip and related products and technology to any end-user in any country throughout the world with the exception of Cuba, Iran, Iraq, Libya, North Korea, Sudan and Syria, subject to certain restrictions and, in some cases, certain reporting requirements. With respect to our EMBASSY Trust Suite software applications, we have applied for and received export classifications that allow us to export our products, without a license and with no restrictions, to any country throughout the world with the exception of Cuba, Iran, Iraq, Libya, North Korea, Sudan and Syria.

We believe the export classifications that we have received for our software products allow us to sell our products internationally in an effective, competitively advantageous manner. Enhancements to existing products may, and new products, including the EMBASSY Trust Server applications, will be subject to reviews by the BXA to determine what export classification they will receive. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license, as we are currently allowed for the products that we’ve received classification, or make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.

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

Wave has been issued eleven (11) United States patents relating to encryption and to our proprietary EMBASSY and Wave Commerce technology. We also have eight (8) patents pending before the United States Patent Office. In addition, we have two (2) foreign patents and twenty-nine (29) pending foreign patent applications. Our patents are material to protecting some of our technology.

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

Research and Development

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development. We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, eTMS products, and broadband media distribution products. For the years ended December 31, 2004, 2003 and 2002 we spent approximately $6.9 million, $7.4 million and $12.0 million, respectively, on research and development activities. Planned development expenditures for the year ended December 31, 2005 are expected to be approximately $7.1 million.

Employees

As of December 31, 2004, we employed seventy-nine (79) full-time employees, thirty-eight (38) of whom were involved in sales, marketing and administration and forty-one (41) of whom were involved in research and development (including fourteen (14) employed by Wavexpress, four (4) of whom were in sales, marketing and administration and ten (10) of whom were involved in research and development). As of December 31, 2004, we retained the services of seven (7) full-time consultants, two (2) of whom were retained by Wavexpress. We believe our employee relations are satisfactory.

Item 2.        Properties

Summarized below is a listing of properties leased by Wave. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

Facility	Sq. Ft.	Annual Lease Cost	Lease Expires
Lee, MA	13,048	$124,268	July 2007
Princeton, NJ	5,000	126,750	—
Cupertino, CA	10,028	294,864	Feb. 2008
New York, NY	7,169	364,932	Apr. 2006
Orvault, France	1,000	67,260	Sept. 2007

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

Purported Class Actions

Several (9 known) similar purported class action complaints have been filed between January 23, 2004 and February 23, 2004, most in the United States District Court for the District of Massachusetts, seven (7) of which name Wave, its Chief Executive Officer and its Chief Financial Officer and two (2) of which also name Wave’s Chairman, as defendants. The purported class action complaints have been filed by alleged purchasers of Wave’s Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004. The complaints claim that Wave and the named individuals violated the federal securities laws by publicly disseminating materially false and misleading statements regarding Wave, relating to Intel and IBM agreements, resulting in the artificial inflation of Wave’s Class A Common Stock price during the purported class periods. The complaints do not specify the amount of alleged damages plaintiffs seek to recover.

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

Other than the matters described above, Wave was not involved in any material litigation, nor, to management’s knowledge is any material litigation threatened against them or their properties other than routine litigation arising in the ordinary course of business.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information & Dividends

The Class A Common Stock trades on the Nasdaq National Market under the symbol “WAVX”. The following table sets forth, for the periods indicated, the high and low sales prices per share for the Class A Common Stock. There is no established trading market for our Class B Common Stock.

	High	Low
Year Ended December 31, 2004
First Quarter	$2.34	$1.03
Second Quarter	2.29	1.02
Third Quarter	1.37	0.71
Fourth Quarter	1.72	0.78
Year Ended December 31, 2003
First Quarter	$1.63	$0.75
Second Quarter	1.29	0.76
Third Quarter	5.24	0.80
Fourth Quarter	3.16	1.28

As of February 28, 2005, there were approximately 32,000 holders of our Class A Common Stock. As of such date, there were 16 holders of our Class B Common Stock.

On February 28, 2005, the last sale price reported on the Nasdaq National Market for the Class A Common Stock was $1.15.

We have never declared nor paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted Average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,337,053	$4.20	6,900,900
Wave equity compensation plans not approved by security holders	507,296	1.16	2,667,069
Total Company plans	11,844,349	$4.07	9,567,969
Wavexpress equity compensation plans not approved by security holders	1,302,829	$1.21	1,169,394

Wave equity compensation plans not approved by security holders are comprised of the following:

In November 2004, the Board of Directors approved an Employee Stock Purchase Plan (the “Purchase Plan”) which will be voted on by security holders at the Annual Meeting scheduled in May 2005. The purpose of the Purchase Plan is to provide employees of the Company with an opportunity to purchase Common Stock of the Company at a purchase price equal to 85% of the Fair Market Value of a Share on the Offering Commencement Date or on the Offering Termination Date, whichever is lower.

Each Offering Period will begin on December 1 or June 1 and end on the next following May 31 or November 30, respectively. For the current Offering Period, the Fair Market Value on December 1, 2004 was $0.90 per share (that day’s closing price). After calculating the estimated current Offering Period employee contributions by 85% of $0.90, approximately 332,931 shares of common stock are expected to be purchased on May 31 2005.

In connection with an agreement that the Company entered into with nClose, Inc., an outside software development firm, on January 2, 2004 the Company issued a warrant to purchase 30,000 shares of Class A Common Stock at an exercise price of $1.00 per share, pursuant to an individual compensation plan with nClose. Also, in connection with the same agreement, on April 30, 2004 an additional warrant was issued to nClose, Inc. to purchase 35,000 shares of Class A Common Stock at an exercise price of $1.00 per share. The warrants are currently exercisable and expire on January 2, 2009 and April 30, 2009, respectively. No additional warrants are required to be granted pursuant to the individual compensation plan for nClose.

In connection with an agreement that Wave entered into with an outside sales representative, in 2003 Wave issued warrants to purchase 44,365 shares of Class A Common Stock at prices ranging from $0.95 to $1.45 per share, pursuant to an individual compensation plan with the sales representative. No additional warrants are required to be granted pursuant to the individual compensation plan for the sales representative. These warrants are currently exercisable and expire January 1, 2013 through April 30, 2013.

In connection with a software development agreement that Wave entered into with Archon Technologies, Inc. (“Archon”), Wave issued to Archon a warrant to purchase 50,000 shares of Class A Common Stock at $3.48 per share, pursuant to an individual compensation plan with Archon (the “Archon Plan”). The warrant became exercisable on November 9, 2002, and expires on November 9, 2007. No additional warrants are required to be granted pursuant to the Archon Plan.

As a result of the successful placement of 350 shares of Series B preferred stock, in 1996 a consultant from Digital Media Group, Inc. (“Digital Media”) was issued warrants by Wave to purchase 15,000 shares of Class A Common Stock at a price of $3.09 per share, pursuant to an individual compensation plan with Digital Media (the “Digital Media Plan”). No additional warrants are required to be granted pursuant to the Digital Media Plan. These warrants are currently exercisable and expire on March 1, 2006.

Item 6.                        Selected Financial Data

Consolidated Statement of Operations Data

	For the year-ended December 31,
	2004	2003	2002	2001	2000
Net Revenues	$209,311	$189,363	$446,588	$692,125	$332,522
Cost of Sales	151,704	55,179	202,208	369,959	58,864
Gross Profit	57,607	134,184	244,380	322,166	273,658
Operating expenses:
Selling, general and administrative	12,255,427	12,698,682	19,188,046	24,184,317	26,553,634
Research and development	6,852,754	7,384,708	12,009,713	17,691,051	20,866,055
Restructuring and other special charges	—	—	726,280	—	—
Amortization of goodwill	—	—	—	1,720,632	573,544
Inventory provision	—	1,114,442	—	—	—
Write-off of goodwill	—	—	—	2,284,570	—
Write-off of intangible and other impaired assets	301,366	—	1,571,031	1,761,917	—
In- process research & development	—	—	—	—	2,176,000
	19,409,547	21,197,832	33,495,070	47,642,487	50,169,233
Other income (expense):
Equity in net losses of GlobalWave	—	—	—	(2,332,159)	(3,406,491)
Loss on other than temporary decline in equity securities	—	—	(11,513,099)	(1,736,682)	—
Liquidated damages	—	(155,716)	—	—	—
Gain on decrease in value of warrant liability	498,723	263,097	—	—	—
Gain on termination of development contract	—	—	1,818,000	—	—
Recovery of (Provision for loss on) officer note receivable	—	999,518	(999,518)	—	—
Gain on sale of marketable securities	4,330,248	234,759	—	—	542,457
Net interest and other income (expense)	24,931	127,192	477,902	2,688,105	5,103,716
Total Other Income / (expense)	4,853,902	1,468,850	(10,216,715)	(1,380,736)	2,239,682
Net loss	(14,498,038)	(19,594,798)	(43,467,405)	(48,701,057)	(47,655,893)
Accrued dividends on preferred stock (including $5,485,000 of accretion of discount in 2003)	—	5,697,518	—	—
Net loss to common stockholders	$(14,498,038)	$(25,292,316)	$(43,467,405)	$(48,701,057)	$(47,655,893)
Weighted average number of common shares outstanding during the period	69,040,661	55,887,384	51,135,548	49,949,875	46,149,587
Loss per common share-basic and diluted	$(0.21)	$(0.45)	$(0.85)	$(0.97)	$(1.03)
Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

See Notes to Financial Statements

Consolidated Balance Sheet Data

	As of December 31,
	2004	2003	2002	2001	2000
Working capital	$3,549,095	$12,406,861	$8,754,620	$36,963,617	$76,099,347
Total assets	8,454,582	18,160,430	18,209,372	60,234,302	98,084,461
Long-term liabilities	493,128	991,851	—	—	—
Total Liabilities	3,744,382	4,145,794	3,667,533	6,428,896	7,870,009
Total stockholders’ equity	$4,710,200	$14,014,636	$14,541,839	$53,805,406	$90,214,452

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In  2003 Wave’s management made a shift in its business focus by devoting less attention and resource to its proprietary EMBASSY Trust System and more attention to developing and marketing TCG-compliant software products known as it’s EMBASSY Trust Suite and EMBASSY Trust Server Applications. These are products designed and built around the TCG specifications, known as Trusted Platforms,  that are being adopted into the Information Security Services marketplace. Wave devoted a substantial amount of its activities and resources during the year ended December 31, 2003 to organizing its business to capitalize on the opportunities presented by the emergence of the TCG specifications.

In 2004, Wave continued to pursue a strategy of educating the marketplace on the benefits that trusted computing has to offer, while continuing to develop the basic software applications designed to enable this emerging technology. The market trends and opportunities that management focused the company’s activities during the year ended December 31, 2004 included the following:

•       The market for information security services is growing rapidly—according to industry analyst, IDC, the U.S. market for information security services is expected to grow from approximately $4 billion in 2001 to $10.7 billion in 2006 representing a compound annual growth rate of 21.7%. The global market for information security is expected to reach $23 billion by 2006. (1)

•       The persistence of security threats indicates that hardware is needed to provide more robust security than traditional software solutions.

•       Emergence of TPM-enabled PCs being sold into the marketplace—this emergence is complementary to Wave’s business model, which largely relies upon providing services for Trusted Platforms rather than selling the hardware itself.

•       Business and security strategies are becoming more closely aligned due to the increasing rate of significant high profile and costly security breaches and the associated risks presented by this phenomenon.

•       In-house security expertise remains in short supply—Wave seeks to capitalize on its expertise as awareness of TPM-enabled solutions increases.

•       Microsoft has required TPM version 1.2 in its draft Longhorn operating system hardware requirements specification for logo compliance. Wave believes that a significant percentage of the approximately 150 million unit PC market will include TPMs by May 2006, which is Microsoft’s stated launch date for Longhorn.

In pursuing these opportunities, we recognize many significant challenges that must be overcome, including:

•       Tight enterprise IT budgets—industry data appear to show that, while enterprise security will be a priority, it will be challenged by tight budgets

(1)                 IDC, The Shifting Landscape: U.S. Information Security Services, Jan. 2003, document # 28640.

•       Long sales cycle due to continued lack of support for enterprise spending on security solutions — information security continues to be viewed as an IT issue versus a business issue

•       Need to educate the marketplace of the advantages of utilizing hardware-based trusted platforms as a security solution

•       Limited availability of capital resources—Wave continues to rely on financing the development of its business by issuing new equity (See Liquidity and capital resources section for a detailed discussion of financing activities during 2004).

As more PC and chip OEMs have begun introducing their Trusted Platform offerings, management has focused on entering into licensing contracts in which the OEM licenses our applications and bundles them with their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with three separate OEM partners. For the year ended December 31, 2004, Wave received approximately $308,000 in royalties from these OEM partners pursuant to its license agreements with them. Revenue recognized on these contracts through December 31, 2004 totaled approximately $60,000, while the remaining $248,000 is deferred revenue.  We continue to pursue OEM business under the royalty model described herein. In addition, we seek to enter into arrangements with resellers that sell to PC OEMs to distribute our applications as a product offering that users may choose when purchasing a TPM-equipped computer from the PC OEM. For instance, in February, 2005, Dell Computers Inc began offering Wave’s ETS Software as an option for purchase on select models through their website at Dell.com. Wave hopes to capitalize on this association with Dell products and the wider distribution of TPM-equipped  personal computers that a Dell TPM offering represents. In addition, we have sought to develop our products such that they operate on all of the major PC OEM Trusted Platforms that are currently shipping product in the marketplace and our applications have been approved to work with the Trusted Platforms of IBM, HP, Atmel, Infineon and others.

Management is also focused on developing the client and server-side applications and tools that will enable enterprises to manage an IT infrastructure that relies on products built using TCG specifications. Wave is devoting a significant portion of its research and development budget to address this opportunity, as this will be a key ingredient for enterprises in successfully implementing a Trusted Platform solution. Wave released these tools and applications in 2004, and has signed a license agreement in the first quarter of 2005 with an embedded systems manufacturer  to license the Wave TCG-enabled toolkit and KTM ES AD.

With respect to sales and marketing, management is focused on broadening our distribution strategies to include the direct engagement of our channel partners using their resellers and systems integrators and has hired regional representation in Japan. We have also expanded our targeted presence selling directly to OEMs. We have specifically focused our resources towards solution selling in these channels. We have reorganized and shifted the focus of our sales force during the year in order to achieve these objectives.

Management is also focused on opportunities for its eTMS product suite to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions. Although we have met significant implementation challenges and long sales cycles with this effort, we have also experienced significant interest in these products and we continue to pursue this opportunity.

Wavexpress is focused on building a sustainable revenue stream based on establishing partnerships with branded content providers to provide paid and advertising supported video entertainment services. These services are designed into existing web sites and presented as extensions to Microsoft Media Center Edition PC’s. The company is extending the technology so that its subscriber management system can leverage the added security of a TPM and is preparing back-office systems for standalone deployment into enterprise installations. Wavexpress currently has three active contracts that are generating revenue going into 2005. It is expected that these contracts will generate revenue that is in line with the revenue that Wavexpress has generated in the last two fiscal quarters. Management plans to devote increasing development resources towards building its feature set to meet market demand.

While management is primarily focused on the emerging TCG Trusted Platform opportunities, it remains committed to pursuing business opportunities that involve its proprietary EMBASSY Trust System products and services, primarily in the government sector.

Operating Expense Trends

In addition to the trend of decreasing research and development expenses shown in Item I—Business; selling, general and administrative expenses (“S,G&A”) have likewise been trending downward over the three years ended December 31, 2004. For the years ended December 31, 2004, 2003 and 2002 we have incurred approximately $12.3 million, $12.7 million and $19.2 million, in S,G&A expenses, respectively. The activities supported by these expenditures include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. The downward trend in S,G&A expenses and expenses in general, is indicative of Wave’s strict cost-cutting measures, which began during the second half of 2001 and continued through the end of 2003, and have since flattened into 2004. Much of these cost reductions were the result of Wave’s abandonment of several lines of business that it had previously been pursuing, including Internet services and consumer e-commerce. In addition, Wave de-emphasized the marketing of its proprietary EMBASSY Trust System platform in 2003 other than to the government security sector. While Wave adjusted its emphasis to focus on the emerging TCG services market segment toward the end of 2002 and into 2003, it drastically reduced several areas within the selling, general and administrative category including product management, sales and marketing, business development and support areas including accounting, human resources, information systems and other corporate overhead, that had supported the higher level of business activity that has now been reduced. The expense reductions being referred to herein came mostly in the form of headcount and outside services expenditure reductions. Now that Wave has begun selling an introductory suite of software applications into the market and has identified and begun developing the next generation of these products that will include key management and infrastructure services, we’ve begun rebuilding our sales force, expanding our distribution channels and implementing a global sales and marketing strategy.

Although we’ve reduced our expenditures significantly, given the early stage nature of the markets for products that use our technology, we will continue to expend considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing salable products and markets for our technology. The outlook over the short-term is for sales and marketing expenditures to remain relatively flat, compared with 2004, with research and development remaining at approximately the same level as 2004 as well. (See Liquidity and capital resources)

The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in Item 8.

Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, marketable securities, valuation of long-lived and intangible assets, accounting for joint ventures and software development. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 8—Financial Statements and Supplementary Data.

Method of Accounting for Joint Ventures—Wave accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture’s operating and financial policies. The financial statements of joint ventures in which Wave owns greater than a fifty-percent interest are consolidated with Wave’s financial statements pursuant to Accounting Principles Board (“APB”) Opinion No. 18.

Marketable Securities—Investments, which consist solely of equity securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, investments are classified as “trading”, “available-for sale” or “held to maturity”. “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. “Available-for-sale” securities are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders’ equity. Unrealized losses that are determined to be other than temporary are recognized as charges against earnings. Factors considered when determining if an other than temporary decline has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. “Held to maturity” securities are debt securities that are intended to be held to maturity and are recorded at amortized cost. As of December 31, 2004, all of Wave’s marketable equity securities are classified as available-for-sale.

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

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of—Wave reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 86. Wave is required to assess the recoverability of long-lived assets and capitalized software costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

Revenue Recognition—Wave’s business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, Wavexpress’ broadband media distribution and eTMS software products, sales of hardware and development contracts. Many of our sales arrangements include multiple-elements, and/or required significant modification or customization of our software.

Wave follows the provisions of statement of position “SOP” 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

PRODUCTS—SOFTWARE AND HARDWARE

Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided Wave has vendor-specific objective evidence of the fair value of each undelivered element, for arrangements that contain multiple elements. Revenue is deferred for undelivered elements for these arrangements. Revenue is also deferred for the entire arrangement, if vendor-specific objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element.

Prepaid royalty fees received pursuant to distribution software licenses with OEMs in which Wave earns a royalty, based upon units shipped by the OEM to end customers, are deferred when received, and recognized as revenue as units are shipped by the OEM.

Revenue from the sale of hardware components is recognized when persuasive evidence of an arrangement exists, the product has been shipped to the customer, the sales price is fixed or determinable, and collectivity is reasonably assured. All of the product is shipped with ownership passing to the buyer upon leaving our premises and payment terms are generally net 30.

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

Comparison of the years ended December 31, 2004 and 2003

Results of Operations

For the twelve months ended December 31, 2004 and December 31, 2003, revenues were $209,311 and $189,363, respectively. The increase in revenue is attributable to increases in product, and licensing revenue offset by a decrease in service revenues, as set forth in the following table:

	2004	2003	Increase/(Decrease)	% Change
Product	$7,160	$3,350	$3,810	113.7%
Services	18,833	65,343	(46,510)	(71.2%)
Licensing and Other	183,318	120,670	62,648	51.9%
Total Net Revenues	$209,311	$189,363	$19,948	10.5%

Cost of sales for the year ended December 31, 2004, was $151,704 compared with $55,179 for the same period in 2003. Gross profit was $57,607 representing a gross profit margin of 28% for the year ended December 31, 2004 while $134,184 represented a gross profit margin of 71% for the year ended December 31, 2003. The decrease in gross profit margin was the result of the higher margins on service contracts in 2003 versus 2004, and higher costs of license revenues in 2004 versus 2003 resulting from the amortization expense of capitalized software costs.

Research and development expenses for the twelve months ended December 31, 2004 were $6,852,754 as compared to $7,384,708 for the comparable period of 2003. This 7% decrease in research and development expenses was primarily attributable to headcount reductions of employees and consultants, which decreased expenses by a total of $640,928 including salary and consultant compensation. Wavexpress’ research and development expenses were $1,657,376 for the year ended December 31, 2004 versus $1,873,463, for a reduction of 12%. The amounts set forth for Wavexpress are included in the consolidated amounts referred to above. Also, the reasons for the reduction in expenditures set forth above pertain to both Wave as a whole and Wavexpress.

S,G&A expenses for the twelve months ended December 31, 2004 were $12,255,427 as compared to $12,698,682 for the comparable period of 2003. The 3% decrease in selling, general and administrative expenses was attributable primarily to headcount reductions at both Wave and Wavexpress. Wavexpress incurred S,G&A expenses of $1,789,997 in 2004, compared to $2,014,828 for 2003, for a decrease of 11%. The reasons set forth above encompass Wavexpress, as well as Wave as a whole.

For the year ended December 31, 2004, Wave took a charge of approximately $301,000 to write-off developed software that had been capitalized. The software that was written off was developed for a distribution agreement that was entered into with NSC, whereby NSC was to distribute it with their trusted platform module chip. The write-off was the result of the termination of the agreement and because the version of the software that was written off has been discontinued and superseded by a new version. Consequently, the value of the software became impaired because it had no alternative uses. No such impairment charges were incurred in the year ended December 31, 2003. Wave continues to maintain a license agreement with NSC, whereby Wave is paid royalties based on Wave technology that is included in NSC’s chip design.

For the year ended December 31, 2003, Wave recorded a write down of approximately $1,114,000, representing the value of its EMBASSY 2100 chips held in inventory. This charge was taken because of the amount of time that continued to elapse without any substantial sales of this inventory coupled with the emergence within the trusted computing market towards TCG-compliant chips that have less functionality than the EMBASSY 2100 chips, but for which the marketplace is more readily accepting at this stage in the development of the trusted computing market.

Other Income and Expenses

Interest income for the year ended December 31, 2004 was $24,931 versus December 31, 2003 of $74,822 for a decrease of 67%. The decrease in interest income is primarily attributable to interest income having been recognized on the officer loan recovery referred to below for the year ended Deceember 31, 2003, and from a decrease in interest-bearing assets during 2004.

Wave sold 2,507,300 shares of its holdings of SSP Solutions, Inc., common stock and 966,300 shares of Saflink Corporation common stock during the year ended December 31, 2004, for total proceeds of $6,759,748, recording a realized gain of $4,330,248 on the sales. In August, 2004, SSP Solutions, Inc. merged with and became a wholly-owned subsidiary of Saflink Corporation. For the year ended December 31, 2003, Wave sold 332,500 shares of SSP for proceeds of $430,934, realizing an aggregate gain from the sales of $234,759.

During the fourth quarter of 2003, Wave incurred $155,716 in liquidated damages in connection with the issuance of 3,725,263 shares of its Class A Common Stock at a price of $1.90 per share and warrants to purchase 931,309 shares of Class A Common Stock at an exercise price of $2.62 per share in a private placement to a group of accredited investors for proceeds of approximately $6,562,000, net of issuance costs of approximately $516,000. The shares were issued pursuant to a securities purchase agreement dated November 18, 2003 between Wave and certain purchasers. Pursuant to a related registration rights agreement, if Wave did not file a registration statement for the shares within 30 days from the date of the closing of the securities purchase agreement, Wave would be required to pay liquidated damages to each purchaser equal to 2% of each purchaser’s subscription amount, for each month elapsed beyond the 30 day deadline. Because Wave was not able to file the registration statement until one month and three days after the 30 day deadline, Wave incurred an aggregate of $155,716 in liquidated damages in the fourth quarter of 2003. No such charges were incurred in 2004.

For the year ended December 31, 2004, Wave recorded income of $498,723 representing the decrease in the value of the liability for outstanding warrants containing net cash settlement features. These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003. The liability, calculated using the Black Scholes option pricing model, was valued at $991,851 as December 31, 2003, versus $493,128 as of December 31, 2004. The decrease was the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave’s Class A Common

Stock from December 31, 2003 to December 31, 2004. Because the price of Wave’s Class A Common Stock declined, the fair value of the warrants declined as well resulting in the gain. A gain of $263,097 was recognized for the year ended December 31, 2003 due to the decrease in the fair market value of the warrant from the inception of the warrant through December 31, 2003.

Wave reversed the reserve previously established with respect to notes receivable from Peter J. Sprague, Wave’s former Chairman of the Board, of $999,518 during the year ended December 31, 2003, because the notes were collected in the third quarter of 2003. These loans were previously reserved for during the fourth quarter of 2002, because at the time there was substantial doubt about the ability of the borrower to repay these loans. In the third quarter of 2003, Mr. Sprague sold 500,000 shares of Wave Class A Common Stock, and was therefore able to repay the loans and all accrued interest thereon with the proceeds from such sales of Wave’s Class A Common Stock. Mr. Sprague resigned as Chairman of the Board of Wave as of March 31, 2003. Mr. Sprague was subsequently appointed Chairman of the Board and Chief Executive Officer of Wavexpress. No such charges were incurred in 2004. Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a written policy prohibiting future loans to officers and directors.

For the year ended December 31, 2003, Wave received other income of $52,370, primarily from the settlement of a dispute with a former vendor. No such other income was received for the year ended December 31, 2004

For the year ended December 31, 2003, Wave recorded accrued dividends on its Series H Stock in the amount of $212,518 plus accretion of discount on such preferred stock of $5,485,000 for total dividends on preferred stock of $5,697,518. There was no preferred stock outstanding in 2004, therefore, no preferred stock dividend expense was recorded in 2004. (See Note 8 to the Financial Statements).

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

The decrease in product revenue was the result of less demand and thus fewer shipments of hardware products in 2003 versus 2002. This trend is also indicative of management’s shift in focus, as discussed in the Overview section above, away from its proprietary EMBASSY Trust System hardware to becoming a provider of security software applications that are compatible with various chip OEMs’ security hardware, or TPMs. The service contract revenue for the year ended December 31, 2002 was derived in large part from a development contract with SSP Solutions, a former shareholder of Wave. (Wave also owned 16.5% of SSP Solutions as of December 31, 2003). The service contract revenue derived from this development contract for the year ended December 31, 2002 was $197,965, or 64% of the total service contract revenue for that year. Revenue on the contract was recognized on a percentage of completion basis limited to cash received and milestones accomplished. Work under this contract was suspended during the first quarter of 2002, and the contract was formally terminated pursuant to a settlement reached on September 30, 2002, in which Wave was issued 1,600,000 additional shares of SSP common stock and a convertible note with a face value of $270,000 that was converted into 200,000 additional common shares of SSP (See Item 8,

Financial Statements, Note 11). Services revenue recognized in 2003 was for a number of smaller contracts with various customers. The increase in Licensing and Other revenues was due in large part to a licensing contract between Wavexpress and a customer which generated approximately $80,000 in revenue. The remainder of this License revenue was derived from contracts for Wave’s eTMS software applications and OEM license contracts for Wave’s EMBASSY Trust Suite of products.

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

Revenue and gross margins during the year ended December 31, 2003 versus the same period in 2002 is indicative of a downward trend, with neither period showing significant revenues. The amount of revenues in both years has not reached a level that would contribute significantly to Wave’s operations and has been sporadic. (For a forward looking discussion on revenues, See Liquidity and capital resources, Revenue outlook.)

Research and development expenses for the twelve months ended December 31, 2003 were $7,384,708 as compared to $12,009,713 for the comparable period of 2002. This 39% decrease in research and development expenses was primarily attributable to headcount reductions of employees and consultants, which decreased expenses by a total of $3,175,000 including salary and consultant compensation, fringe cost and all other headcount related expense associated with these headcount reductions. Thirty four positions were eliminated in 2003, due to an overall reduction in design and development activities in 2003. In addition, Wave reduced rent and other infrastructure related costs by $740,000 and depreciation expense was reduced by $343,000, due to assets becoming fully depreciated. Wavexpress’ research and development expenses were $1,873,463 for the year ended December 31, 2003 versus $2,331,080 for the year ended December 31, 2002, for a reduction of 20%. The amounts set forth for Wavexpress are included in the consolidated amounts referred to above. Also, the reasons for the reduction in expenditures set forth above pertain to both Wave as a whole and Wavexpress.

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

For the year ended December 31, 2002, Wave took a charge for an “other than temporary decline” in the value of its investment in SSP of $11,513,099. This charge was taken because it was determined that an other than temporary decline in SSP’s share price had occurred due to concerns about SSP’s financial condition and near-term prospects. The amount was calculated as the difference between the previously adjusted cost basis of Wave’s 4,883,083 shares of SSP, 3,083,083 of which were acquired in February 2001 and 1,800,000 which were acquired as settlement for termination of a development agreement (discussed below), versus the fair value of the shares based on the closing price of SSP as of December 31, 2002 on the Nasdaq National Exchange, or $0.59 per share. Also, during 2002, Wave was issued 1,800,000 shares of

SSP in connection with the termination of a development contract between Wave and SSP. These shares were recorded as a gain on the termination of $1,818,000 of the contract for the year ended December 31, 2002. Wave sold 332,500 of its holdings of 4,883,083 shares of SSP during the year-ended December 31, 2003 for total proceeds of $430,934, recording a realized gain of $234,759. The 4,550,583 remaining shares of SSP are presented on the December 31, 2003 balance sheets at $6,325,310 versus $2,881,016 for the 4,883,083 shares held at December 31, 2002, respectively, which represents the closing value of the shares on the Nasdaq National Exchange on these dates. The increase in the value of the adjusted cost basis of the remaining shares as of December 31, 2003 of $3,640,469 is presented as an unrealized gain on marketable securities as a separate component of stockholders’ equity as of December 31, 2003.

For the year ended December 31, 2003, Wave recorded income representing the decrease in the value of the liability for outstanding warrants containing net cash settlement features. These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003. The liability, calculated using the Black Scholes option pricing model, was valued at $1,254,948 as of the closing date of the private placement. As of December 31, 2003, the fair value of the liability was $991,851. The decrease was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave’s Class A Common Stock from November 18, 2003 to December 31, 2003. Because the price of Wave’s Class A Common Stock declined, the fair value of the warrants declined as well resulting in the gain. No such gains were realized for the year ended December 31, 2002.

Wave reversed the reserve previously established with respect to notes receivable from Peter J. Sprague, Wave’s former Chairman of the Board, of $999,518 during the year ended December 31, 2003, because the notes were collected in the third quarter of 2003. These loans were previously reserved for during the fourth quarter of 2002, because at the time there was substantial doubt about the ability of the borrower to repay these loans. In the third quarter of 2003, Mr. Sprague sold 500,000 shares of Wave Class A Common Stock, and was therefore able to repay the loans and all accrued interest thereon with the proceeds from such sales of Wave’s Class A Common Stock. Mr. Sprague resigned as Chairman of the Board of Wave as of March 31, 2003. Mr. Sprague was subsequently appointed Chairman of the Board and Chief Executive Officer of Wavexpress. Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a written policy prohibiting future loans to officers and directors.

During the fourth quarter of 2003, Wave incurred $155,716 in liquidated damages in connection with the issuance of 3,725,263 shares of its Class A Common Stock at a price of $1.90 per share and warrants to purchase 931,309 shares of Class A Common Stock at an exercise price of $2.62 per share in a private placement to a group of accredited investors for proceeds of approximately $6,562,000, net of issuance costs of approximately $516,000. The shares were issued pursuant to a securities purchase agreement dated November 18, 2003 between Wave and certain purchasers. Pursuant to a related registration rights agreement, if Wave did not file a registration statement for the shares within 30 days from the date of the closing of the securities purchase agreement, Wave would be required to pay liquidated damages to each purchaser equal to 2% of each purchaser’s subscription amount, for each month elapsed beyond the 30 day deadline. Because Wave was not able to file the registration statement until one month and three days after the 30 day deadline, Wave incurred an aggregate of $155,716 in liquidated damages in the fourth quarter of 2003.

For the year ended December 31, 2003, Wave recorded accrued dividends on its Series H Stock in the amount of $212,518 plus accretion of discount on such preferred stock of $5,485,000 for total dividends on preferred stock of $5,697,518. (See Note 8 to the Financial Statements).

Liquidity and capital resources

We have experienced net losses and negative cash flow from operations since our inception and, as of December 31, 2004, had a deficit accumulated during the development stage of $267,184,364. Total stockholders’ equity as of December 31, 2004 was $4,710,200. We have financed our operations since inception principally through the issuance of Class A and B Common Stock and various series of preferred stock, for total proceeds since inception of approximately $233,135,490.

Sources and Uses of Cash

At December 31, 2004, we had $5,805,912 in cash and cash equivalents versus $8,818,305 as of December 31, 2003, resulting in a net decrease in cash of $3,012,393 for the year ended December 31, 2004.  The table below shows the year-to-year comparison of the significant elements of cash used in operating, investing and financing activities and a reconciliation of each year’s operating results reported in the statement of operations to the total decrease in cash in each of the three years ended December 31, 2004.

As shown below, the total net decrease in cash over the last three years has changed significantly from a net cash decrease for the year ended December 31, 2002 of $30,215,995 to a net cash decrease for the year ended December 31, 2003 of $1,402,819 to a net cash decrease for the year ended December 31, 2004 of $3,012,393.

Consolidated Statement of Cash Flow Data

	For the years ended December 31,
	2004	2003	2002
Cash used in operating activities:
Net loss	$(14,498,038)	$(19,594,798)	$(43,467,405)
(Recovery of) provision for note receivable from officers	—	(999,518)	999,518
Realized gain from the sale of marketable securities	(4,330,248)	(234,759)	—
Unrealized (gain) loss on marketable securities	—	—	11,513,099
Gain on decrease in value of warrant liability	(498,723)	(263,097)	—
Write off intangible and other assets that became impaired	301,366	—	1,571,031
Provision for obsolete inventory	—	1,114,442	—
Gain on termination of development contract	—	—	(1,818,000)
Depreciation and amortization	854,629	1,241,035	2,000,705
Compensation paid in the form of stock options & warrants	80,609	189,565	510,747
Total adjustments to reconcile net loss to cash used in operating activities	(3,592,367)	1,047,668	14,777,100
Proceeds from liquidation of other assets	93,570	50,688	1,026,365
Reduction in inventory	—	—	(530,906)
(Increase) decrease in prepaid expenses and receivables	(67,085)	368,844	50,219
(Reduction) increase in deferred revenue	276,968	74,222	(197,965)
(Reduction) increase in accrued expenses	63,540	(567,833)	(655,264)
Changes in assets & liabilities	366,993	(74,079)	(307,551)
Other accrual to cash adjustments, net	(31,480)	144,773	(99,048)
Cash used in operating activities	(17,754,892)	(18,476,436)	(29,096,904)
Cash flows from investing activities:
Disbursements for capital expenditures	(304,172)	(985,146)	(1,148,723)
Net disbursement related to GlobalWave joint venture	—	—	(178,786)
Proceeds provided by sales of marketable equity securities	6,759,751	430,934	—
Net cash provided by (used in) investing activities	6,455,579	(554,212)	(1,327,509)
Cash flows from financing activities:
Proceeds from sale of Common Stock in private placements	8,286,920	6,562,180	—
Proceeds from sale and conversion of preferred stock	—	4,780,540	—
Proceeds from exercise of employee stock options	—	2,868,916	44,099
Proceeds from the exercise of warrants granted in connection with sales of preferred stock	—	2,493,390	—
Total proceeds from issuance of newly issued equity	8,286,920	16,705,026	44,099
Proceeds from repayment (issuance) of officer notes receivable	—	1,135,320	164,319
Payment of dividends on preferred stock	—	(212,517)	—
Total cash provided by financing activities	—	17,627,829	208,418
Net decrease in cash	$(3,012,393)	$(1,402,819)	$(30,215,995)

Cash used in operations

The amount of cash used in operations decreased to $17,754,890 for the year ended December 31, 2004 from $18,476,436 used for the year ended December 31, 2003, which decreased significantly from $29,096,904 used for the year ended December 31, 2002. The decease in cash used in operations was, in large part, the result of the reduction in the Net Losses reported by Wave over the three year period as shown above, and as discussed in the previous Results of Operations section. In addition, the table above shows the significant items that were added back or subtracted from the net loss, as reported, that are either non-cash elements of the net losses or operating-related cash receipts and disbursements that are not reported in the Consolidated Statement of Operations, to arrive at the amount of cash used by operating activities.

Adjustments to reconcile net loss to cash used in operating activities

These amounts represent items reported in Wave’s Consolidated Statement of Operations, that do not represent an outlay or receipt of cash in the year that they are reported under generally accepted accounting principals. These items, and their fluctuations from year to year, are described in the Results of Operations section above. These items in the aggregate make up a significant portion of the differences between the reductions in Wave’s reported Net Losses year over year, versus the differences in the amount of cash used by Wave’s operations over each of the periods. These items resulted in a net subtraction from reported net income of $3,592,567 for the year-ended December 31, 2004 and add-backs of $1,047,668 and $14,777,100 for the years ended December 31, 2003 and 2002, respectively, to the reported net losses, due to large loss items included in the reported net loss that did not involve the outlay of cash in the periods. In addition, there were changes in asset and liability accounts and other adjustments, primarily for the pay down of accounts payable and accrued expenses and purchases of inventory as detailed above which represent additional uses of cash in each of the three years, and the receipt of $1,026,365 for the liquidation of other assets (this was primarily for the return of security deposits in connection with expired leases) in 2002. Accordingly, while the overall net loss decreased by $5,096,760 (from $19,594,798 to $14,498,038) for the year ended December 31, 2004  versus the year ended December 31, 2003, cash used in operating activities decreased by the lesser amount of $730,546 (from $17,745,890 versus $18,476,436.)  This was due in large part to the gain realized on the sales of available-for sale-securities of $4,330,248 in 2004 versus $234,759 in 2003. The gain is subtracted from the reported net loss to arrive at cash used by operating activities because sales of marketable securities are  an investing activity, therefore the gross proceeds from these sales are shown in Cash Flows from Investing Activities. Similarly, while the overall Net Loss decreased  by $23,872,607 (from $43,467,405 to $19,594,798) for the year ended December 31, 2003 versus the year ended December 31, 2002, cash used in operating activities decreased by the lesser amount of $10,620,468 (from $29,096,904 to $18,476,436.)  This difference was due primarily to the unrealized loss from other than temporary declines in value of marketable securities recognized in the year ended December 31, 2002, which is an add-back to net loss in arriving at cash used in operations, because it is a non-cash item.

Cash Flows from investing activities

As displayed in the table above, cash used in investing activities consisted of funds used to acquire and develop capital assets totaling $304,171, $985,146 and $1,148,723 for the years ended December 31, 2004, 2003 and 2002, respectively. Such amounts included the cost of internally developed capitalized software in the amount of $73,000, $580,543, and $770,468 for each of the three years ended December 31, 2004, 2003 and 2002, respectively. Wave expects to continue to acquire fixed assets primarily to replace computer equipment to be used internally and to develop software products to be licensed to customers. These expenditures are expected to continue at approximately the same level as the 2004 expenditures.

During the year ended December 31, 2004, Wave sold 2,507,300 shares of SSP, in a series of separate sales and 966,300 shares of Saflink, for total proceeds of $6,759,751. For the year ended December 31, 2003, Wave sold 332,500 shares of the common stock of SSP for total proceeds of $430,934. The cash generated from the sale of marketable securities was a significant source of cash for Wave in 2004. Wave holds 259,670 shares of Saflink valued at $721,880 as of December 31, 2004.

Cash Flows from financing activities

Because Wave did not have sufficient cash on hand, nor did it generate sufficient revenues to fund the amount of cash used for operations and acquisition and development of capital assets for the years ended December 31, 2004 and 2003, we needed to finance much of our operations through the sale of newly issued common stock as described below. In addition, during 2003, Wave received funds from the repayment of notes receivable with an officer and a former officer of Wave that totaled $1,135,320, including $281,000 that was repaid with the proceeds of a bonus that was awarded to the officer to repay his loan.

Proceeds from Issuance of Newly Issued Equity Securities

Sales of Common Stock

On December 16, 2004, Wave entered into a securities purchase agreement, pursuant to which Wave sold and issued 5,484,790 shares of Class A Common Stock, par value $.01 per share (the “Common Shares”), to certain purchasers who are parties to the Purchase Agreement (the “Purchasers”) for an aggregate purchase price of $5,759,030. The Common Shares were priced at $1.05. Corpfin Inc. (the “Placement Agent”), had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave paid the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $5,474,728 after deducting placement agent and other fees associated with the issuance of these securities. The Common Shares were drawn-down off of a shelf registration statement which was filed by Wave on April 15, 2004 and declared effective by the Securities and Exchange Commission (the “SEC”) on May 10, 2004.

On July 30, 2004, Wave entered into a securities purchase agreement, pursuant to which Wave sold and issued 3,529,412 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,000,000. The shares of Class A Common Stock were priced at $0.85. Wave realized net proceeds of $2,777,897 after deducting placement agent and other fees associated with the issuance of these securities. These shares were drawn-down off of a shelf registration statement, which was filed by Wave on April 15, 2004, and declared effective by the Securities and Exchange Commission on May 10, 2004. In addition, a total of 3,529,412 shares were offered in connection with this sale and issuance of these shares, in the form of an additional investment right with an exercise price of $1.00 per share and warrants for 4,411,765 shares at exercise prices currently ranging from $1.1428 to $1.2820 per share. The additional investment right expired on November 2, 2004. The warrants are exercisable during the period January 30, 2005 through January 30, 2006, and if exercised in their entirety, may yield approximately $5.0 million in proceeds, net of offering expenses.

Total net proceeds received from sales of common stock were $8,286,920 for the year ended December 31, 2004, most of which consisted of the two sales referred to above which totaled $8,252,625. The remaining proceeds of $34,295 were from the exercise of employee stock options.

On November 18, 2003, Wave issued 3,725,263 shares of its Class A Common Stock at a price of $1.90 per share and granted warrants to purchase 931,309 shares of Class A Common Stock at a an exercise price of $2.62 per share in a private placement to a group of accredited investors for proceeds of approximately $6,562,000, net of issuance costs of approximately $516,000. The warrants have a three (3) year term.  In addition, in connection with the transaction, Wave incurred commissions of $218,000 for the fair market value of warrants granted to placement agents to purchase approximately 161,595 shares of Wave’s Class A Common Stock. The warrants granted to the placement agents are also exercisable at a price of $2.62 per share and have a three- (3) year life as well. If exercised in full, the warrants granted in connection with this financing will generate up to an additional $2,864,000, at the exercise price. Pursuant to a registration rights agreement entered into with the accredited investors for the sales of these shares, Wave agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the Class A Common Shares sold and those underlying the warrants, and bear all expenses therefrom. Wave filed the registration statement on Form S-3 covering the resale of the shares on January 20, 2004. On February 12, 2004 the registration statement was declared effective by the Commission.

Series H Preferred Stock and Warrant

On April 30, 2003, Wave completed a private placement of 548.5 shares of its Series H Convertible Preferred Stock (the “Series H Stock”) and warrants to purchase Wave’s Class A Common Stock for an aggregate purchase price of $5,485,000, with a group of institutional and accredited investors. Wave realized aggregate proceeds of $4,780,540 net of commissions and other cash fees of $704,460, in connection with the transaction.  In addition, Wave incurred commissions of $315,969 for the fair market value of warrants granted to placement agents to purchase 322,270 shares of Wave’s Class A Common Stock at $0.01. All of the warrants granted to the placement agents have been exercised as of December 31, 2003 for proceeds of $3,223. As of December 31, 2003 all 548.5 shares of Series H Stock were converted at a conversion price of $0.76 into 7,217,105 shares of Class A Common Stock. In addition, 2,632,311 shares of Class A Common Stock were issued in connection with the exercise of Series H Warrants for net proceeds of $2,490,167. Series H Warrants to acquire 65,789 shares of Class A Common Stock remain outstanding as of March 1, 2004.

The Series H Warrants were initially exercisable for a total of 3,608,556 shares of Class A Common Stock on the trading day following the date of Wave’s 2003 annual meeting of stockholders, had an initial exercise price of $1.13 per share and a five-(5) year life. During September 2003 the terms of the Series H Purchase Agreement and other documents governing the Series H Stock and the Series H Warrants were modified, pursuant to a letter agreement and waiver (collectively the “Waiver”) whereby, each holder that executed the Waiver was required to convert their Series H Stock on the effective date of the Waiver and agreed to allow Wave to reduce their Series H Warrant shares by the holders’ proportion of a 900,000 reduction in the total number of Series H Warrant shares. Also, pursuant to the Waiver, the exercise price of the Series H Warrants was reduced from $1.13 to $1.00 for the holders that signed the Waiver. Dividends on the Series H Stock accrued on the initial liquidation preference amount of each share ($10,000) at an annual rate of 10%, and would have increased to 12% on April 30, 2004. Dividends were payable out of any assets legally available to pay dividends when and if declared by the board of Directors of Wave, upon liquidation of the Series H Stock or upon conversion of the Series H Stock. Dividends paid for the year ended December 31, 2003 totaled $212,517.

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

Summary analysis of historical cash flows and future outlook

It is evident from the table above that Wave’s use of cash to fund operations has decreased significantly over the three-year period presented. The detailed discussion of this trend is presented in the analysis of the results of operations above. In addition, Wave needed to raise a significant amount of additional funds primarily from issuing new shares of common stock as detailed in the above discussion of cash flows from financing activities.

Liquidity Requirements and Future Sources of Capital

Wave estimates that its total expenditures to fund operations for the year ending December 31, 2005 will be approximately $19,400,000, including research and development (including capitalized product development), acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•       cash on hand of $5,805,912 as of December 31, 2004

•       sales of marketable securities valued at approximately $721,880 as of December 31, 2004

•       gross margin contribution from sales and licensing of products

•       additional financings

Given Wave’s capital requirements for the year ending December 31, 2005 as indicated above, the cash on hand of  $5,805,912 as of December 31, 2004, by itself will not be sufficient to fund its operations for the full year ending December 31, 2005.

It is likely that Wave will seek to obtain additional funding from further sales of newly issued shares of its Class A Common Stock.  Wave filed a shelf registration statement on April 15, 2004 that was declared effective by the Securities and Exchange Commission (the “SEC”) on May 10, 2004. We intend to continue to utilize this shelf registration to issue and sell additional shares of our Class A Common Stock to the extent necessary to fund our operations for the foreseeable future.  Presently, after subtracting the $8,252,625 in actual proceeds referred to above and the potential proceeds from the outstanding warrants described above, there remains approximately $11 million in available proceeds, less offering expenses, under this shelf registration.

An additional source of cash to fund operations for 2005 will likely come from the sales of its marketable securities valued as of December 31, 2004 at approximately $721,000, which consist of 259,670 shares of Saflink’s common stock. Wave may sell some or all of its holdings in Saflink, as needed to fund its operations during 2005.

Revenue outlook

During 2003, Wave began licensing its EMBASSY Trust Suite software through bundling arrangements with OEMs with whom it signed contracts with during the year. In addition, Wave received revenues from software development and other services. Total cash received from all revenue sources in 2004 was approximately $355,000 versus approximately $227,000 for 2003.

Because of the early stage of Wave’s market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues. Wave continues to work with its current partners and customers to introduce and promote its existing software products and new software products which are under development in an effort to expand the market for TPM-based secure computing and thereby increase its market share and revenues. However, because TCG hardware security is still a new, developing category within the computer security market, the ultimate size of this market and the timeframe for its development are unknown and difficult to predict. Wave will also continue to pursue hardware sales and licensing of its proprietary EMBASSY Trust System, primarily in government-related security markets.

As stated previously, Wavexpress currently has three active contracts with customers for its broadband media distribution services. Under these contracts Wavexpress shares subscription and/or advertising revenue generated by the client’s website in addition to bandwidth fees. Given that this is a new type of service, it is difficult to predict the subscription levels and therefore the revenue that will be generated from these contracts. In addition, Wavexpress has a number of additional customer prospects with whom it may close business in 2005; however, it is also difficult to predict the number of contracts that it will enter into during the year.

Known Trends and Uncertainties affecting future cash flows

Wave’s cash and marketable securities on hand will not, on their own, be sufficient to fund operations for the full year ending December 31, 2005. Furthermore, given the uncertainties described above with respect to Wave’s revenue outlook for 2005, there exists a reasonably high likelihood that additional funding will need to be generated. Alternatively, Wave may be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives. The amount of any such financing is unknown at this time. However, in the event that revenues do not grow substantially and given the available cash and marketable securities currently on hand, it is likely that Wave will be required to generate at least $13,000,000 in additional funding to continue in business through the end of 2005. It should also be noted that the market price of Saflink’s common stock is and has historically been volatile, and there is not certainty that such market price will not decrease thereby reducing the amount of capital available from this investment.

Other uncertainties that may impact the future business outlook

Uncertainty exists with respect to the legal matters that are currently pending including the formal SEC investigation and several class action securities and derivative shareholder lawsuits that have been served on Wave. There is uncertainty as to the amount of legal costs that Wave may incur in addressing these matters. In addition, the extent of any impact due to negative publicity or perceived negative publicity is not known.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures both in terms of the amount which will likely be required for research and development and sales and marketing to increase market awareness, beyond 2005. Therefore, if Wave is not able to begin to generate significant revenues during 2005 to cover its operating costs, it will need to generate capital from other sources, and the likelihood is Wave will need to raise funds through either issuing additional common stock, preferred stock and/or debt to fund its operations during 2005.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Total
Operating leases commitments	$848,000	$1,110,000	$55,000	$2,013,000

Net Operating and Capital Loss Carryforwards

As of December 31, 2004, Wave had available net operating and capital loss carryforwards for Federal income tax purposes of approximately $232 million, which expire beginning in 2005 through 2024. Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating and capital loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there have been such  cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following. As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

Going Concern Opinion

Wave’s consolidated financial statements as of December 31, 2004 have been prepared under the assumption that we will continue as a going concern. Wave’s independent auditors, KPMG LLP, have issued a report dated March 15, 2005, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern. (See Note 2 to Wave’s consolidated financial statements.)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R eliminates our ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective generally for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original Statement 123 will apply this revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original Statement 123. We are currently evaluating the requirements of SFAS 123R and will adopt this statement at the effective date.

Although we cannot estimate the exact amount at this time, we expect that the adoption of this statement will have a material effect on our financial statements.

Item 7A.   Quantitative and Qualitative Disclosure about Market Risk

Wave’s investment portfolio consists of a minority equity investment in Saflink Corporation, a publicly traded company. As of December 31, 2004, we held 259,670 shares of Saflink’s common stock. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. This investment is inherently risky because the markets for the technologies or products that Saflink has under development are typically in the early stages and may never become profitable. In addition, the value of this investment is subject to significant price volatility, and therefore, our investment in these shares is subject to potentially significant declines in value. For example, during the period that Wave has held shares of Saflink, its closing price has fluctuated from a low closing price of $1.94 to a high closing price of $2.97. The following table presents the change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from August 9, 2004, which was the first trading day that Wave owned Safllink’s common stock through February 18, 2005:

	Fair Market Value (“FMV”) at the lowest closing price from August 9, 2004 through February 18, 2005	FMV as of December 31, 2004	FMV at the highest closing price from August 9, 2004 through February 18, 2005
Corporate Equities	$503,758	$721,880	$771,217
Percentage decrease from highest closing price	35%	6%	—
Percentage decrease from FMV as of December 31, 2004	30%	—	—

Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 6% and 35% of the fair market value of these investments as of December 31, 2004. The amount of such hypothetical future losses in fair market value would be equal to $43,313, $216,564 and $252,658, using hypothetical losses of 6%, 30% and 35%, respectively.

The exposure to market risk associated with interest rate-sensitive instruments is not material. Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements, the notes thereto, and the independent auditors’ report thereon are presented beginning at page F-1 of this Form 10-K and are hereby incorporated by reference into this Item 8. The quarterly financial information required by this Item 8 is included in the Notes to Consolidated Financial Statements.

Item 9.   Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

Not Applicable.

Item 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004.  Based on their evaluation, our CEO and CFO have concluded, as of the date of such evaluation, that our disclosure controls and procedures are effective.

Management’s report on Internal Control Over Financial Reporting

Wave’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Wave’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Wave’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making its assessment, Wave’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework”. Based on this assessment, Wave’s management concluded that, as of December 31, 2004, its internal control over financial reporting is effective based on those criteria.  Wave’s Independent Registered Public Accounting Firm, KPMG LLP, has issued an attestation report on management’s assessment of Wave’s internal control over financial reporting, which is included following this report.

Dated: March 15, 2005
WAVE SYSTEMS CORP.
By:	/s/ STEVEN K. SPRAGUE	By:	/s/ GERARD T. FEENEY
Name:	Steven K. Sprague	Name:	Gerard T. Feeney
Title:	President and Chief Executive Office	Title:	Senior Vice President of Finance and Administration, Chief Financial Officer

Report of the Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wave Systems Corp.:

We have audited management’s assessment, included in the accompanying Management’s report on Internal Control Over Financial Reporting, that Wave Systems Corp. and subsidiaries (a development stage corporation) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Wave Systems Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Wave Systems Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wave Systems Corp and subsidiaries (a development stage corporation) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements. Our report dated March 15, 2005 contains an explanatory paragraph that states that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

KPMG LLP
Boston, Massachusetts
March 15, 2005

Changes in internal controls

There have been no changes in Wave’s internal controls over financial reporting that occurred during Wave’s fourth fiscal quarter that have materially affected, or are reasonably likely to effect, Wave’s internal control over financial reporting.

Item 9B.   Other Information

Not Applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information concerning Wave’s directors and executive officers will appear in Wave’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in Wave’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “Compliance with Section 16(a) of the Exchange Act.” Such information is incorporated herein by reference.

Information concerning Wave’s Audit Committee will appear in Wave’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “The Board of Directors and its Committees” Such information is incorporated herein by reference.

Wave’s Board of Directors has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer (the “Code of Ethics”). The Code of Ethics has been posted on Wave’s Internet website at www.wave.com. Wave intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics that relates to a substantive amendment or material departure from a provision of the Code of Ethics by posting such information on its internet website at www.wave.com.

Item 11.   Executive Compensation

Information regarding executive compensation will appear in Wave’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “Executive Compensation.”  Such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in Wave’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “Security Ownership of Certain Beneficial Owners and Management.”  Such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will appear in Wave’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “Certain Relationships and Related Transactions.”  Such information is incorporated herein by reference.

Item 14.   Principal Accountant’s Fees

Information regarding Wave’s principle accountant’s fees will appear in Wave’s Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2005, under the caption “Certain Relationships and Related Transactions.”  Such information is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)      Financial Statements:

Page(s)
Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for each of the years ended December 31, 2004, 2003 and 2002 and for the period from February 12, 1988 (inception) through December 31, 2004	F-4

Consolidated Statements of Stockholders’ Equity (Deficiency) and Other Comprehensive Income (Loss) for each of the years ended December 31, 2004, 2003 and 2002 and for the period from February 12, 1988 (inception) through December 31, 2004

F-5
Consolidated Statements of Cash Flows for each of the years ended December 31, 2004, 2003 and 2002 and for the period from February 12, 1988 (inception) through December 31, 2004	F-12
Notes to Consolidated Financial Statements	F-14

(a) (2)      Financial Statement Schedules:

All schedules have been omitted since they are either not required or not applicable.

(a) (3)      Exhibits:

Exhibit No.		Description of Exhibit
3.1*	—	Restated Certificate of Incorporation of Wave (incorporated by reference to Exhibit 3.1 of Wave’s Registration Statement on Form S-1, File No. 33-75286)
3.2*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave’s Registration Statement on Form S-1, File No. 33-75286)
4.1*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave’s Registration Statement on Form S-1, File No. 33-75286)
4.2*	—	Form of Representative’s Warrant Agreement, including the form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 of Wave’s Registration Statement on Form S-1, File No. 33-75286).
4.3*	—

Certificate of Designation of Series B Preferred Stock of Wave as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of Wave’s Current Report on Form 8-K, filed on June 6, 1996, File No. 0-24752)

4.4*	—

Certificate of Designation of Series C Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave’s Current Report on Form 8-K, filed on January 8, 1997, File No. 0-24752)

4.5*	—

Certificate of Designation of Series D Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave’s Current Report on Form 8-K, filed on June 3, 1997, File No. 0-24752)

4.6*	—

Certificate of Designation of Series F Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 9, 1997 (incorporated by reference to Exhibit 3.1 of Wave’s Current Report on Form 8-K, filed on October 15, 1997, File No. 0-24752)

4.7*	—

Certificate of Designation of Series G Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of Wave’s Current Report on Form 8-K, filed on March 19, 1998, File No. 0-24752)

4.8*	—

Certificate of Designation of Series H Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on April 30, 2003 (incorporated by reference to Exhibit 4.1 of Wave’s Current Report on Form 8-K, filed on May 5, 2003, File No. 0-24752)

+10.1*	—

Joint Technology Development Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.2 of Wave’s Registration Statement on Form S-1, File No. 33-75286)

+10.2*	—

License and Cross-License Agreement, dated as of May 1, 1992, between The Titan Corporation and Cryptologics International, Inc. (incorporated by reference to Exhibit 10.3 of Wave’s Registration Statement on Form S-1, File No. 33-75286)

10.3*	—

Amendment to License and Cross-License Agreement, dated as of August 27, 1993, between The Titan Corporation and Wave (incorporated by reference to Exhibit 10.4 of Wave’s Registration Statement on Form S-1, File No. 33-75286)

10.4*	—

Amended and Restated License Agreement, dated February 14, 1994, by and among Wave , Peter J. Sprague and John R. Michener (incorporated by reference to Exhibit 10.5 of Wave’s Registration Statement on Form S-1, File No. 33-75286)

†10.5*	—	Wave’s Amended and Restated 1994 Stock Option Plan (incorporated by reference to Wave’s Notice of Special Meeting of Stockholders on Schedule 14A filed on October 16, 2003, File No. 33-75286)
†10.6*	—	Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.7 of Wave’s Registration Statement on Form S-1, File No. 33-75286)
†10.7*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
10.8*	—

Addendum to License and Cross-License Agreement, dated February 28, 1997, between The Titan Corporation and Wave (incorporated by reference to Exhibit 10.10 of Wave’s Annual Report on Form 10-K, filed on March 24, 1997, File No. 0-24752).

†10.9*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave’s Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).
†10.10*	—

Employment Contract, dated November 10, 1998, between Steven Sprague and Wave (incorporated by reference to Exhibit 10.19 of Wave’s Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).

10.11*	—

Asset Purchase Agreement dated August 13, 2000, by and among Wave and Indigo Networks, LLC (incorporated by reference to Exhibit 99.1 of Wave’s Current Report on Form 8-K, filed on September 15, 2000, File #0-24752)

10.12*	—

Office Building Lease dated October 20, 2002 between Stevens Creek Investors, LLC and Wave (incorporated by reference to Exhibit 10.13 of Wave’s Annual Report on Form 10-K, filed on March 31, 2003, File #0-24752)

10.13*	—

Form of Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.15 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

10.14*	—

First Amendment to Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.16 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

10.15*	—

Termination Agreement and Mutual Release between Wave Systems Corp. and SSP Solutions, Inc. date September 30, 2002 (Incorporated herein by referenced to Exhibit 10.1 of Wave’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)

10.16*	—

Subordinated Convertible Promissory Note between Wave Systems Corp. and SSP Solutions, Inc. dated September 30, 2002 (Incorporated herein by referenced to Exhibit 10.2 of Wave’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)

10.17*	—

Share Purchase Agreement between Redwave plc, GlobalWave Group plc and Wave Systems Corp. dated June 19, 2002 (Incorporated herein by referenced to Exhibit 10.3 of Wave’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)

10.18*	—

GlobalWave Group plc Notice of Extraordinary General Meeting dated June 20, 2002 (Incorporated herein by referenced to Exhibit 10.4 of Wave’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)

10.19*	—

Joint Venture Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.20 of Wave’s Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)

10.20*	—

Stockholder Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.21 of Wave’s Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)

10.21*	—

Securities Purchase Agreement dated as of July 30, 2004 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.22*	—

Additional Investment Right to Purchase 3,529,412 Shares of Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.2 of Wave’s Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.23*	—

Series A Common Stock Purchase Warrant to Purchase 3,529,412 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.3 of Wave’s Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.24*	—

Series B Common Stock Purchase Warrant to Purchase 882,353 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.4 of Wave’s Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.25*	—	Placement Agency Agreement between Corpfin Inc. and Wave (incorporated by reference to Exhibit 10.5 of Wave’s Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.26*	—

Securities Purchase Agreement dated as of December 16, 2004 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on December 17, 2004, File #0-24752)

10.27	—	Form of Addendum No. 1 to Authorized Distributor Agreement between Wave and Envoy Data Inc. dated December 14, 2004
21.1*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
23.1	—	Consent of Independent Auditors—KPMG LLP
31.1	—	Section 302 Certification by Steven K. Sprague, President and Chief Executive Officer
31.2	—	Section 302 Certification by Gerard T. Feeney, Chief Financial Officer
32.1	—	Section 906 Certification
99.1*	—

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

99.7*	__	Letter Amendment to First Purchase Agreement and Second Purchase Agreement effected on August 11, 2003 (Incorporated by reference to Wave’s Form 8-K filed on August 12, 2003).
99.8*	__

Form of Letter Agreement to the Series H Convertible Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave’s Form 8-K filed on September 16, 2003).

99.9*	__	Form of Waiver to the Series H Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave’s Form 8-K filed on September 16, 2003).
99.10*	__

Securities Purchase Agreement, dated as of November 18, 2003, by and among Wave and purchasers of the Class A common stock. (Incorporated by reference to Wave’s registration statement filed on Form S-3/A filed on February 12, 2004. (Registration No. 333-112017.))

99.11*	__

Form of Warrant issued by Wave to each of the purchasers of the Class A Common Stock and the placement agents, dated as of November 18, 2003 with the schedule of holders attached thereto. (Incorporated by reference to Wave’s Form 8-K/A filed on February 13, 2004).

99.12*	__

Registration Rights Agreement by and among Wave and the purchasers of the Class A Common Stock, dated as of November 18, 2003. (Incorporated by reference to Wave’s Form 8-K/A filed on February 13, 2004).

99.13*	—	Demand Note, dated March 26, 2001 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.1 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.14*	—	Demand Note, dated February 27, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.2 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.15*	—	Demand Note, dated July 25, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.3 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.16*	—	Demand Note, dated September 5, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.4 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.17*	—

Allonge to Demand Promissory Note, dated March 26, 2002 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.6 of Wave’s Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

99.18*	—

Allonge to Demand Promissory Note, dated February 27, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.7 of Wave’s Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

99.19*	—

Allonge to Demand Promissory Note, dated July 25, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.8 of Wave’s Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

*                    Incorporated herein by reference

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

Dated: March 16, 2005
WAVE SYSTEMS CORP.
	By:	/s/ STEVEN K SPRAGUE
Name: Steven K. Sprague
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN K. SPRAGUE	President, Chief Executive Officer	March 16, 2005
Steven K. Sprague	and Director
/s/ JOHN E. BAGALAY, JR.	Chairman	March 16, 2005
John E. Bagalay, Jr.
/s/ GEORGE GILDER	Director	March 16, 2005
George Gilder
/s/ JOHN E. MCCONNAUGHY, JR.	Director	March 16, 2005
John E. McConnaughy, Jr.
/s/ NOLAN BUSHNELL	Director	March 16, 2005
Nolan Bushnell
Senior Vice President, Finance
/s/ GERARD T. FEENEY	and Administration, Chief Financial
Gerard T. Feeney	Officer and Secretary (Principal	March 16, 2005
Financial Officer and Duly Authorized
Officer of the Registrant)

Index to Consolidated Financial Statements

Page(s)
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3
Consolidated Statements of Operations for each of the years ended December 31, 2004, 2003 and 2002 and for the period from February 12, 1988 (inception) through December 31, 2004	F-4

Consolidated Statements of Stockholders’ Equity (Deficiency) and Other Comprehensive Income (Loss) for each of the years ended December 31, 2004, 2003 and 2002 and for the period from February 12, 1988 (inception) through December 31, 2004

F-5
Consolidated Statements of Cash Flows for each of the years ended December 31, 2004, 2003 and 2002 and for the period from February 12, 1988 (inception) through December 31, 2004	F-12
Notes to Consolidated Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Wave Systems Corp.:

We have audited the accompanying consolidated balance sheets of Wave Systems Corp. and subsidiaries (a development stage corporation) as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 and for the period from February 12, 1988 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wave Systems Corp. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of internal control over financial reporting.

KPMG LLP
Boston, Massachusetts
March 15, 2005

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5,805,912	$8,818,305
Cash collected on behalf of charities	—	211,717
Marketable securities	721,880	6,325,310
Prepaid expenses and other receivables	272,557	205,472
Total current assets	6,800,349	15,560,804
Property and equipment, net	1,435,053	2,286,876
Other assets	219,180	312,750
Total Assets	8,454,582	18,160,430
Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	2,900,064	2,836,524
Due to charities	—	243,197
Deferred revenue	351,190	74,222
Total current liabilities	3,251,254	3,153,943
Liability for warrants containing cash settlement provisions	493,128	991,851
Total liabilities	3,744,382	4,145,794
Stockholders’ Equity:
Common Stock, $.01 par value. Authorized 120,000,000 shares as Class A; 76,177,617 shares issued and outstanding in 2004 and 67,128,106 in 2003	761,776	671,281
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 205,725 shares issued and outstanding in 2004 and 2003	2,057	2,057
Capital in excess of par value	270,664,189	262,387,155
Deficit accumulated during the development stage	(267,184,364)	(252,686,326)
Accumulated other comprehensive income—unrealized gain on marketable securities	466,542	3,640,469
Total stockholders’ equity	4,710,200	14,014,636
Total Liabilities and Stockholders’ Equity	$8,454,582	$18,160,430

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Operations

Years ended December 31, 2004, 2003, 2002 and the
period from February 12, 1988 (date of inception)
through December 31, 2004

	2004	2003	2002	Period from February 12, 1988 through December 31, 2004
Net Revenues:
Product	$7,160	$3,350	$121,974	$496,624
Services	18,833	65,343	310,573	825,473
Licensing and Other	183,318	120,670	14,041	809,887
Total Net Revenues	209,311	189,363	446,588	2,131,984
Cost of sales:
Product	4,647	2,870	64,769	288,572
Services	13,589	12,948	132,582	386,243
Licensing and Other	133,468	39,361	4,857	308,466
Total Cost of Sales	151,704	55,179	202,208	983,281
Gross profit	57,607	134,184	244,380	1,148,703
Operating expenses:
Selling, general and administrative	12,255,427	12,698,682	19,188,046	152,614,068
Research and development	6,852,754	7,384,708	12,009,713	98,200,151
Inventory provision	—	1,114,442	—	1,114,442
Amortization of goodwill	—	—	—	2,294,176
Write-off of intangibles and other impaired assets	301,366	—	1,571,031	3,634,314
Restructuring costs and other special charges	—	—	726,280	726,280
Write-off of goodwill	—	—	—	3,054,456
In-process research and development expense	—	—	—	2,176,000
Acquisition costs	—	—	—	1,494,000
Aladdin license expense	—	—	—	3,889,000
	19,409,547	21,197,832	33,495,070	269,196,887
Other income (expense):
Interest income	24,931	74,822	477,902	10,291,054
Interest expense	—	—	—	(1,695,461)
Equity in net losses of GlobalWave	—	—	—	(5,738,650)
Loss on other than temporary decline in marketable equity securities	—	—	(11,513,099)	(13,249,781)
Gain on sale of marketable securities	4,330,248	234,759	—	5,107,464
Gain on termination of development contract	—	—	1,818,000	1,818,000
Liquidated damages	—	(155,716)	—	(155,716)
Unrealized gain on decrease in value of warrant liability	498,723	263,097	—	761,820
Recovery of (provision for loss on) officer note receivable	—	999,518	(999,518)	—
License fee	—	—	—	5,000,000
License warrant cost	—	—	—	(1,100,000)
Other income (expense)	—	52,370	—	(174,910)
	4,853,902	1,468,850	(10,216,715)	863,820
Net loss	(14,498,038)	(19,594,798)	(43,467,405)	(267,184,364)
Accrued dividends on preferred Stock (including $5,485,000 of accretion of discount in 2003)	—	5,697,518	—	10,048,115
Net loss to common stockholders	(14,498,038)	$(25,292,316)	$(43,467,405)	$(277,232,479)
Loss per common share—basic and diluted	$(0.21)	$(.45)	$(0.85)	$(10.61)
Weighted average number of common shares Outstanding during the period	69,040,661	55,887,384	51,135,548	26,136,284

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation) (Continued)

Consolidated Statements of Stockholders’ Equity (Deficiency) And Comprehensive Income (Loss)

						Deficit
						accumulated		Note
	Class A		Class B		Capital	during the		receivable
	Common Stock		Common Stock		in excess of	development	Deferred	from
	Shares	Amount	Shares	Amount	par value	stage	compensation	stockholder	Total
Shares issued to founders at $.003 per share	—	$—	4,680,000	$46,800	$(31,200)	$—	$—	$—	$15,600
Shares issued at $1.25 per share, net of expenses of $36,574 from September through November 1988	—	—	300,000	3,000	335,426	—	—	—	338,426
Net loss for period ended December 31, 1988	—	—	—	—	—	(326,832)	—	—	(326,832)
Balance at December 31, 1988	—	—	4,980,000	49,800	304,226	(326,832)	—	—	27,194
Shares issued at $1.25 per share, net of expenses of $68,750, from January through December 1989	—	—	270,000	2,700	266,050	—	—	—	268,750
Shares issued at $1.25 per share in July 1989 as compensation for services rendered	—	—	1,920	19	2,381	—	—	—	2,400
Shares issued by principal stockholders at $1.25 per share in December 1989 as compensation for services rendered	—	—	—	—	374,000	—	—	—	374,000
Net loss for year ended December 31, 1989	—	—	—	—	—	(982,186)	—	—	(982,186)
Balance at December 31, 1989	—	—	5,251,920	52,519	946,657	(1,309,018)	—	—	(309,842)
Shares issued by principal stockholder at $1.25 per share in March 1990 as compensation for services rendered	—	—	—	—	56,250	—	—	—	56,250
Shares issued by principal stockholder at$.50 per share in March 1990 as compensation for services rendered	—	—	—	—	60,000	—	—	—	60,000
Shares issued at $1.67 per share in May 1990 as compensation for services rendered	—	—	6,000	60	9,940	—	—	—	10,000
Shares issued at $1.67 per share, net of expenses of $5,000 in March, April, November and December 1990	—	—	390,000	3,900	641,100	—	—	—	645,000
Net loss for year ended December 31, 1990	—	—	—	—	—	(1,178,129)	—	—	(1,178,129)
Balance at December 31, 1990	—	—	5,647,920	56,479	1,713,947	(2,487,147)	—	—	(716,721)
Shares issued at $1.67 per share from March through November 1991	—	—	315,000	3,150	521,850	—	—	—	525,000
Shares issued at $1.67 per share in November 1991 as compensation for services rendered	—	—	19,800	198	32,802	—	—	—	33,000
Net loss for year ended December 31, 1991	—	—	—	—	—	(1,009,368)	—	—	(1,009,368)
Balance at December 31, 1991	—	—	5,982,720	59,827	2,268,599	(3,496,515)	—	—	(1,168,089)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Stockholders’ Equity (Deficiency) And Comprehensive Income (Loss)––(Continued)

						Deficit
						accumulated		Note
	Class A		Class B		Capital	during the		receivable
	Common Stock		Common Stock		in excess of	development	Deferred	from
	Shares	Amount	Shares	Amount	par value	stage	compensation	stockholder	Total
Balance at December 31, 1991	—	—	5,982,720	59,827	2,268,599	(3,496,515)	—	—	(1,168,089)
Shares issued at $1.67 per share from January through October 1992	—	—	708,000	7,080	1,172,920	—	—	—	1,180,000
Shares issued at $1.67 per share in May 1992 in connection with License and Cross-License Agreement	—	—	674,976	6,750	1,118,210	—	—	—	1,124,960
Shares issued at $1.67 per share in May 1992 as compensation for services rendered	—	—	18,000	180	29,820	—	—	—	30,000
Shares issued at $2.50 per share in May and November 1992 as compensation for services rendered	—	—	771,000	7,710	1,919,790	—	—	—	1,927,500
Shares issued at $2.50 per share, net of expenses of $7,500, in November and December 1992	—	—	323,001	3,230	796,773	—	—	—	800,003
Shares issued by principal stockholder in December 1992 at $2.50 per share as compensation for services rendered	—	—	—	—	75,000	—	—	—	75,000
Shares canceled in October and December 1992	—	—	(75,000)	(750)	750	—	—	—	—
Issuance of stock options at $.003 exercise price per share in June 1992	—	—	—	—	798,400	—	(398,660)	—	399,740
Amortization of deferred compensation	—	—	—	—	—	—	155,455	—	155,455
Accrued dividends on preferred stock	—	—	—	—	(6,383)	—	—	—	(6,383)
Note receivable and accrued interest from stockholder	—	—	—	—	—	—	—	(152,974)	(152,974)
Net loss for the year ended December 31, 1992	—	—	—	—	—	(4,182,638)	—	—	(4,182,638)
Balance at December 31, 1992	—	—	8,402,697	84,027	8,173,879	(7,679,153)	(243,205)	(152,974)	182,574
Shares issued at $1.67 per share in February 1993	—	—	30,000	300	49,800	—	—	—	50,100
Shares issued at $3.50 per share, net of expenses of $82,427, from April through December 1993	—	—	550,359	5,504	1,838,294	—	—	—	1,843,798
Shares issued at $3.50 per share from May to December 1993 as compensation for services rendered, for the acquisition of property and equipment and as additional interest on borrowings	—	—	73,319	733	255,884	—	—	—	256,617
Issuance of warrants to purchase Class B Common Stock from September to December 1993 in conjunction with the issuance of convertible debt	—	—	—	—	72,893	—	—	—	72,893
Amortization of deferred compensation—	—	—	—	—	—	—	243,205	—	243,205
Accrued dividends on preferred stock	—	—	—	—	(38,467)	—	—	—	(38,467)
Note receivable and accrued interest from stockholder	—	—	—	—	—	—	—	(39,783)	(39,783)
Net loss for year ended December 31, 1993	—	—	—	—	—	(3,959,334)	—	—	(3,959,334)
Balance at December 31, 1993	—	—	9,056,375	90,564	10,352,283	(11,638,487)	—	(192,757)	(1,388,397)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Stockholders’ Equity (Deficiency) And Comprehensive Income (Loss)––(Continued)

						Deficit
						accumulated		Note
	Class A		Class B		Capital	during the		receivable
	Common stock		Common stock		in excess of	development	Deferred	from
	Shares	Amount	Shares	Amount	par value	stage	compensation	stockholder	Total
Balance at December 31, 1993	—	—	9,056,375	90,564	10,352,283	(11,638,487)	—	(192,757)	(1,388,397)
Shares issued at $3.50 per share in January and February 1994	—	—	95,715	957	334,046	—	—	—	335,003
Shares issued at $3.50 per share in February 1994 as additional interest on borrowings	—	—	5,700	57	19,893	—	—	—	19,950
Issuance of warrants to purchase Class B Common Stock in January and February 1994 in conjunction with the issuance of convertible debt	—	—	—	—	115,234	—	—	—	115,234
Accrued dividends on preferred stock	—	—	—	—	(39,484)	—	—	—	(39,484)
Accrual of interest on note receivable from stockholder	—	—	—	—	—	—	—	(17,315)	(17,315)
Sale of warrants to underwriter in September 1994	—	—	—	—	4	—	—	—	4
Conversion of notes payable	—	—	599,507	5,995	2,079,131	—	—	—	2,085,126
Shares issued at $5.00 per share in initial public offering in September 1994, net of expenses of $2,929,835	3,728,200	37,282	—	—	15,673,883	—	—	—	15,711,165
Net loss for year ended December 31, 1994	—	—	—	—	—	(4,271,501)	—	—	(4,271,501)
Balance at December 31, 1994	3,728,200	37,282	9,757,297	97,573	28,534,990	(15,909,988)	—	(210,072)	12,549,785
Shares issued at prices ranging from $1.00 per share to $3.13 per share as compensation for services rendered	31,559	315	—	—	57,184	—	—	—	57,499
Exercise of options to purchase Class B Common Stock	—	—	681,700	6,817	429,413	—	—	—	436,230
Accrued dividends on preferred stock	—	—	—	—	(40,600)	—	—	—	(40,600)
Accrual of interest on note receivable from stockholder	—	—	—	—	—	—	—	(17,318)	(17,318)
Exchange of Class B Common Stock for Class A Common Stock	2,855,859	28,559	(2,855,859)	(28,559)	—	—	—	—	—
Net loss for the year ended December 31, 1995	––	––	––	––	––	(6,832,866)	––	––	(6,832,866)
Balance at December 31, 1995	6,615,618	66,156	7,583,138	75,831	28,980,987	(22,742,854)	—	(227,390)	6,152,730
Exercise of options to purchase Class A Common Stock	214,091	2,141	—	—	420,366	—	—	—	422,507
Shares issued at prices ranging from $2.06 per share to $3.44 per share as compensation for services rendered	42,077	421	—	—	123,029	—	—	—	123,450
Issuance of unregistered Class B Common Stock to acquire Wave Interactive Network valued at approximately $.98 per share	—	—	375,000	3,750	364,688	—	—	—	368,438
Issuance of warrants to purchase unregistered shares of Class A Common Stock in conjunction with the issuance of convertible debt and preferred stock	—	—	—	—	283,455	—	—	—	283,455
Conversion of Class B Preferred Stock	2,960,303	29,603	—	—	3,078,921	—	—	—	3,108,524
Accrual of interest on note receivable	—	—	—	—	—	—	—	(17,315)	(17,315)
Accrued dividends on preferred stock	—	—	—	—	(199,014)	—	—	—	(199,014)
Exchange of Class B Common Stock for Class A Common Stock	1,749,997	17,500	(1,749,997)	(17,500)	—	—	—	—	—
N*ABLE APIC in connection with the issuance of Class A Common Stock due to merger	873,317	8,733	—	—	1,296,241	—	—	—	1,304,974
Net loss for the year ended December 31, 1996	—	—	—	—	—	(10,126,546)	—	—	(10,126,546)
Balance at December 31, 1996	12,455,403	124,554	6,208,141	62,081	34,348,673	(32,869,400)	—	(244,705)	1,421,203

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders’ Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

						Deficit
						Accumulated	Series G	Note
	Class A		Class B		Capital	during the	Convertible	receivable
	Common stock		Common stock		in excess of	development	Preferred	from
	Shares	Amount	Shares	Amount	par value	stage	Stock	stockholder	Total
Balance at December 31, 1996	12,455,403	124,554	6,208,141	62,081	34,348,673	(32,869,400)	—	(244,705)	1,421,203
Exercise of options to purchase Class A and B Common Stock	70,326	703	10,330	104	139,081	—	—	—	139,888
Shares issued at prices ranging from $1.00 per share to $3.00 per share as compensation for services rendered	126,885	1,269	—	—	304,227	—	—	—	305,496
Conversion of preferred stock into Common Stock	7,998,860	79,989	—	—	6,703,028	—	—	—	6,783,017
Issuance of Class A Common Stock and warrants to purchase Class A Common Stock to Aladdin	500,000	5,000	—	—	3,834,000	—	—	—	3,839,000
Issuance of Class A Common Stock and warrants to purchase Class A Common Stock	799,964	8,000	—	—	792,000	—	—	—	800,000
Reduction in note receivable	—	—	—	—	—	—	—	50,000	50,000
Accrual of interest on note receivable	—	—	—	—	—	—	—	(17,319)	(17,319)
Issuance of warrants to purchase Class A Common Stock in conjunction with the issuance of preferred stock	—	—	—	—	386,462	—	—	—	386,462
Accrued dividend on preferred stock including accretion of assured incremental yield	—	—	—	—	(1,372,984)	—	—	—	(1,372,984)
Assured incremental yield on issuance of Series F convertible preferred stock and debt	—	—	—	—	682,000	—	—	—	682,000
N*ABLE APIC in connection with the issuance of Class A Common Stock due to merger	1,404,723	14,047	—	—	10,133,497	—	—	—	10,147,544
Net loss	—	—	—	—	—	(18,012,635)	—	—	(18,012,635)
Exchange of Class B Common Stock for Class A Common Stock	1,796,518	17,965	(1,796,518)	(17,965)	—	—	—	—	—
Balance at December 31, 1997	25,152,679	$251,527	4,421,953	$44,220	$55,949,984	$(50,882,035)	$—	$(212,024)	$5,151,672
Exercise of options to purchase Class A Common Stock	77,558	775	—	—	151,180	—	—	—	151,955
Options issued to employees below fair market-value	—	—	—	—	234,723	—	—	—	234,723
Exercise of warrants to purchase Class A Common Stock	1,652,770	16,528	—	—	3,945,740	—	—	—	3,962,268
Warrants to purchase Class A Common Stock to be issued as part of technology licensing agreement and issued to consultants for services	—	—	—	—	1,546,824	—	—	—	1,546,824
Shares issued at prices ranging from $1.00 per share to $5.00 per share as compensation for services rendered	121,400	1,214	—	—	647,274	—	—	—	648,488
Reduction in note receivable	—	—	—	—	—	—	—	75,000	75,000
Issuance of Series G Convertible Preferred stock and Common Stock warrants, net of issuance costs of $222,500	—	—	—	—	218,250	—	1,809,250	—	2,027,500
Assured incremental yield on issuance of Series G convertible preferred stock and debt	—	—	—	—	750,000	—	—	—	750,000
Accrual of interest on note receivable	—	—	—	—	—	—	—	(12,318)	(12,318)
Accrued dividend on preferred stock including accretion of assured incremental yield	—	—	—	—	(858,863)	—	837,263	—	(21,600)
Conversion of Series G Preferred Stock	2,394,494	23,945	—	—	2,274,756	—	(2,298,701)	—	—
N*ABLE’s APIC in connection with the issuance of Class A Common Stock due to the merger	2,781	28	—	—	59,182	—	—	—	59,210
Net loss	—	—	—	—	—	(16,586,027)	—	—	(16,586,027)
Adjustment for net loss of N*ABLE for the six months ended June 30, 1998	—	—	—	—	—	2,253,461	—	—	2,253,461
Exchange of Class B Common Stock for Class A Common Stock	1,281,288	12,813	(1,281,288)	(12,813)	—	—	—	—	—
Balance at December 31, 1998	30,682,970	$306,830	3,140,665	$31,407	$64,919,050	$(65,214,601)	$347,812	$(149,342)	$241,156

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Stockholders’ Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

						Deficit
						accumulated	Series G	Accumulated	Note
	Class A		Class B		Capital	during the	Convertible	Other	receivable
	Common Stock		Common Stock		in excess of	development	Preferred	Comprehensive	from
	Shares	Amount	Shares	Amount	par value	stage	Stock	Income	stockholder	Total
Balance at December 31, 1998	30,682,970	$306,830	3,140,665	$31,407	$64,919,050	$(65,214,601)	$347,812	—	$(149,342)	$241,156
Net loss	—	—	—	—	—	(28,052,572)	—	—	—	(28,052,572)
Unrealized gain on Marketable Securities	—	—	—	—	—	—	—	2,860,500	—	2,860,500
Comprehensive loss	—	—	—	—	—	—	—	—	—	(25,192,072)
Exercise of options to purchase Class A Common Stock	964,000	9,640	—	—	1,622,431	—	—	—	—	1,632,071
Warrants exercised to purchase Class A Common Stock	3,370,238	33,702	—	—	6,708,057	—	—	—	—	6,741,759
Shares Issued at $11.00 per share, net of issuance costs	2,090,405	20,904	—	—	21,481,665	—	—	—	—	21,502,569
Conversion of Bridge to Loan to purchase Class A Common Stock	787,349	7,874	—	—	2,567,380	—	—	—	—	2,575,254
Warrants to Purchase Class A Common Stock For services rendered	—	—	—	—	1,075,240	—	—	—	—	1,075,240
Shares issued as compensation for services rendered	83,461	834	—	—	1,149,486	—	—	—	—	1,150,320
Accrual of interest on note receivable	—	—	—	—	—	—	—	—	(4,818)	(4,818)
Conversion of Series G Preferred Stock	377,102	3,771	—	—	344,041	—	(347,812)	—	—	—
Accrued dividend on preferred stock	—	—	—	—	(13,239)	—	—	—	—	(13,239)
Exchange of Class B Common Stock for Class A stock	1,090,158	10,902	(1,090,158)	(10,902)	—	—	—	—	—	—
Balance at December 31, 1999	39,445,683	$394,457	2,050,507	$20,505	$99,854,111	$(93,267,173)	$0	$2,860,500	$(154,160)	$9,708,240
Net loss	—	—	—	—	—	(47,655,893)	—	—	—	(47,655,893)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	(937,196)	—	(937,196)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(48,593,089)
Shares issued at $34.00 per share, net of issuance costs	3,600,800	36,008	—	—	114,941,407	—	—	—	—	114,977,415
Shares issued in exchange for substantially all of the assets of Indigo Networks, LLC at $19.30 per share	374,889	3749	—	—	7,231,609	—	—	—	—	7,235,358
Shares issued as compensation for services at $13.75 per share	7,879	79	—	—	108,254	—	—	—	—	108,333
Exercise of warrants to purchase Class A Common Stock	319,692	3,197	—	—	1,331,048	—	—	—	—	1,334,245
Exercise of Options to purchase Class A Common Stock	2,030,958	20,309	—	—	4,950,872	—	—	—	—	4,971,181
Compensation on Employee Options issued	—	—	—	—	318,609	—	—	—	—	318,609
Exchange of Class B Common Stock for Class A Common Stock	1,271,296	12,713	(1,271,296)	(12,713)	—	—	—	—	—	—
Repayment of note receivable from stockholder	—	—	—	—	—	—	—	—	154,160	154,160
Balance at December 31, 2000	47,051,197	$470,512	779,211	$7,792	$228,735,910	$(140,923,066)	$0	$1,923,304	$0	$90,214,452
Net loss	—	—	—	—	—	(48,701,057)	—	—	—	(48,701,057)
Investment Loss on Marketable Securities	—	—	—	—	—	—	—	(3,328,296)	—	(3,328,296)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(52,029,353)
Shares issued in exchange for 3,600,000 shares of BIZ Interactive Zone, Inc. at $7.16 per share	2,000,000	20,000	—	—	14,292,800	—	—	—	—	14,312,800
Exercise of Options	523,181	5,232	—	—	749,721	—	—	—	—	754,953
Compensation on Employee Options Issued	—	—	—	—	552,554	—	—	—	—	552,554
Exchange of Class B Common Stock for Class A Common Stock	422,128	4,221	(422,128)	(4,221)	—	—	—	—	—	—
Balance at December 31, 2001	49,996,506	$499,965	357,083	$3,571	$244,330,985	$(189,624,123)	$0	$(1,404,992)	$0	$53,805,406

See accompanying notes to  consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Stockholders’ Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

						Deficit
						accumulated	Accumulated
	Class A		Class B		Capital	during the	Other
	Common Stock		Common Stock		in excess of	development	Comprehensive
	Shares	Amount	Shares	Amount	par value	stage	Income	Total
Balance at December 31, 2001	49,996,506	$499,965	357,083	$3,571	$244,330,985	$(189,624,123)	$(1,404,992)	$53,805,406
Net loss	—	—	—	—	—	(43,467,405)	—	(43,467,405)
Investment Loss on Marketable Securities	—	—	—	—	—	—	1,404,992	1,404,992
Comprehensive loss	—	—	—	—	—	—	—	(42,062,413)
Issuance of Class A Common Stock to acquire 60% of the remaining assets of GlobalWave, Ltd	1,700,000	17,000	—	—	2,227,000	—	—	2,244,000
Exercise of Options	42,554	426	—	—	43,673	—	—	44,099
Issuance of warrants to purchase Class A Common Stock	143,500	143,500
Compensation on Expense Employee Options Issued	—	—	—	—	367,247	—	—	367,247
Exchange of Class B Common Stock for Class A Common Stock	32,858	329	(32,858)	(329)	—	—	—	—
Balance at December 31, 2002	51,771,918	$517,720	324,225	$3,242	$247,112,405	$(233,091,528)	$0	$14,541,839
Net loss	—	—	—	—	—	(19,594,798)	—	(19,594,798)
Investment Loss on Marketable Securities	—	—	—	—	—	—	3,640,469	3,640,469
Comprehensive loss	—	—	—	—	—	—	—	(15,954,329)
Issuance of Class A Common Stock at $1.90 per share in a private placement, net of issuance costs of $515,820	3,725,263	37,253			6,524,927	—	—	6,562,180
Issuance of Class A Common Stock upon Exercise of Series H Warrants, net of issuance costs of $180,635	2,632,311	26,323			2,463,844	—	—	2,490,167
Issuance of Class A Common Stock upon exercise of warrants granted to placement agents in connection with the issuance of Series H Convertible Preferred Stock.	322,270	3,223	—	—	—	—	—	3,223
Conversion of 548.5 shares of Series H Convertible Preferred Stock into Class A Common Stock at a conversion price of $0.76 per share, net of issuance costs of $75,000	7,217,105	72,171	—		5,412,829	—	—	5,485,000
Issuance of Class A Common Stock upon exercise of employee stock options	1,340,739	13,406	—	—	2,855,509	—	—	2,868,915
Issuance of Series H Convertible Preferred Stock and Warrants to Purchase Class A Common Stock	—	—	—	—	4,464,571	—	—	4,464,571
Dividends on Series H Convertible Preferred, including non-cash accretion of $5,485,000	—	—	—		(5,697,518)	—	—	(5,697,518)
Issuance of warrants to purchase Class A Common Stock					315,971	—	—	315,971
Fair market value of warrants issued in connection with private placement of Class A Common Stock	—	—	—	—	(1,254,948)	—	—	(1,254,948)
Issuance of warrants to purchase Class A Common Stock for services	—	—	—	—	43,176	—	—	43,176
Compensation expense on employee stock options issued	—	—	—	—	146,389	—	—	146,389
Exchange of Class B Common Stock for Class A Common Stock	118,500	1,185	(118,500)	(1,185)	—	—	—	—
Balance at December 31, 2003	67,128,106	$671,281	205,725	$2,057	$262,387,155	$(252,686,326)	$3,640,469	$14,014,636

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Stockholders’ Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

						Deficit
						Accumulated	Accumulated
	Class A		Class B		Capital in	During the	Other
	Common Stock		Common Stock		Excess of	Development	Comprehensive
	Shares	Amount	Shares	Amount	Par Value	Stage	Income	Total
Balance at December 31, 2003	67,128,106	$671,281	205,725	$2,057	$262,387,155	$(252,686,326)	$3,640,469	$14,014,636
Net loss	—	—	—	—	—	(14,498,038)	—	(14,498,038)
Unrealized Gain on Marketable Securities:
Unrealized holding gains during the period	—	—	—	—	—	—	1,156,321	—
Less: reclassification adjustment for gain included in net income	—	—	—	—	—	—	(4,330,248)	(3,173,927)
Comprehensive loss	—	—	—	—	—	—	—	(17,671,965)
Issuance of Class A Common Stock at $0.85 per share, net of issuance costs of $222,101	3,529,412	35,294	—	—	2,742,603	—	—	2,777,897
Issuance of Class A Common Stock at $1.05 per share, net of issuance costs of $284,300	5,484,790	54,848	—	—	5,419,880	—	—	5,474,728
Issuance of Class A Common Stock upon exercise of employee stock options	35,309	353	—	—	33,942	—	—	34,295
Issuance of warrants to purchase Class A Common Stock for services	—	—	—	—	80,609	—	—	80,609
Balance as of December 31, 2004	76,177,617	$761,776	205,725	$2,057	$270,664,189	$(267,184,364)	$466,542	$4,710,200

See accompanying notes to  consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Cash Flows

Years ended December 31, 2004, 2003, 2002, and the Period
From February 12, 1988 (Date of Inception) through December 31, 2004

				Period from
				February 12, 1988
				(date of inception)
				through
				December 31,
	2004	2003	2002	2004
Cash flows from operating activities:
Net loss	$(14,498,038)	$(19,594,798)	$(43,467,405)	$(267,184,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	—	3,054,456
Goodwill amortization	—	—	—	2,294,176
Depreciation and amortization	854,629	1,241,035	2,000,705	11,727,795
Reserve for note from affiliate	—	—	—	1,672,934
Provision for loss on officer note receivable	—	(999,518)	999,518	—
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	—	119,000
Common stock issued in connection with license agreement	—	—	—	1,124,960
Realized gain on marketable securities	(4,330,248)	(234,759)	—	(5,107,464)
Net losses realized on GlobalWave investment	—	—	—	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	—	3,600,199
Warrants issued as compensation for services	80,609	43,176	143,500	3,018,880
Issuance of warrants to Aladdin	—	—	—	2,939,000
Accrued interest on note payable	—	—	—	121,219
In-process research and development	—	—	—	2,176,000
Write-off of impaired assets	301,366	—	1,571,031	3,634,314
Loss on other than temporary decline in marketable equity
securities	—	—	11,513,099	13,249,781
Gain on termination of development contract with SSP	—	—	(1,818,000)	(1,818,000)
Gain on decrease in value of warrant liability	(498,723)	(263,097)	—	(761,820)
Preferred stock issued for services rendered	—	—	—	265,600
Compensation associated with issuance of stock options	—	146,389	367,247	2,019,263
Amortization of deferred compensation	—	—	—	398,660
Amortization of discount on notes payable	—	—	—	166,253
Common stock issued by principal stockholder for services	—	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	276,968	74,222	(197,965)	351,190
(Increase) decrease in accrued interest on note receivable	—	142,540	(62,129)	—
(Increase) decrease in inventories	—	1,112,818	(530,906)	—
(Increase) decrease in prepaid expenses and other receivables	(67,085)	368,844	50,219	(242,239)
(Increase) decrease in other assets	93,570	50,688	1,026,365	(234,095)
Increase (decrease) in accounts payable and accrued expenses	63,540	(567,853)	(655,264)	3,289,166
Increase (decrease) in amounts due to charities	(243,197)	(19,959)	(159,897)	—
(Increase) decrease in cash collected on behalf of charities	211,717	23,836	122,978	—
Net cash used in operating activities	(17,754,892)	(18,476,436)	(29,096,904)	(213,821,236)

See Accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2004, 2003, 2002, and the Period
From February 12, 1988 (Date of Inception) through December 31, 2004

				Period from
				February 12, 1988
				(date of inception)
				through
				December 31,
	2004	2003	2002	2004
Cash flows from investing activities:
Acquisition of property and equipment	(304,172)	(985,146)	(1,148,723)	(12,732,794)
Investment in GlobalWave joint venture	—	—	(1,559,250)	(5,701,250)
Cash received in GlobalWave acquisition	—	—	1,380,464	1,380,464
Purchase of intangible assets	—	—	—	(2,500,000)
Short-term loans to affiliate	—	—	—	(1,672,934)
Organizational costs	—	—	—	(14,966)
Proceeds provided by sale of marketable equity securities	6,759,751	430,934	—	9,353,138
Exercise of warrant to acquire marketable equity securities	—	—	—	(1,620,000)
Net cash provided by (used in) investing activities	6,455,579	(554,212)	(1,327,509)	(13,508,342)
Cash flows from financing activities:
Net proceeds from issuance of common stock	8,286,920	11,924,486	44,099	212,822,624
Net proceeds from issuance of preferred stock and warrants	—	4,780,540	—	16,988,573
Payment on (issuance of) note receivable from stockholder	—	1,135,320	164,319	—
Payment of dividends on preferred stock	—	(212,517)	—	(212,517)
Proceeds from notes payable and warrants to Stockholders	—	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	—	1,284,250
Repayments of note payable	—	—	—	(255,000)
Redemption of Preferred Stock	—	—	—	(506,440)
Net cash provided by financing activities	8,286,920	17,627,829	208,418	233,135,490
Net increase (decrease) in cash and cash equivalents	(3,012,393)	(1,402,819)	(30,215,995)	5,805,912
Cash and cash equivalents at beginning of year	8,818,305	10,221,124	40,437,119	—
Cash and cash equivalents at end of year	5,805,912	$8,818,305	$10,221,124	$5,805,912

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements

(1) Business of the Company

Wave Systems Corp., a development stage company, develops, produces and markets products for hardware-based digital security including security applications and services that are complementary to and compliant with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org (“TCG”). Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues facing the industry. These issues include the following: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security, and regulatory compliance. Wave’s products are designed to solve many of these digital security issues.

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

(2) Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2004, has an accumulated deficit of $267,184,364. We also expect Wave will incur an operating loss for the calendar year of 2005. As of December 31, 2004, we had working capital of $3,549,095.

Considering our current cash balance and marketable equity securities, we project that we have enough liquid assets to continue operating into May, 2005. We will need approximately $13,000,000 of additional cash to fund operating expenses and capital expenditures for the twelve-month period ending December 31, 2005.

Wave has begun market introduction of its security and broadband media distribution software products and has signed its initial distribution contracts for these applications. However, due to the early stage nature of this market, Wave is unable to predict with a high level of certainty whether enough revenue will be generated over the twelve-month period ending December 31, 2005, to fund its cash flow requirements, referred to above.

It is likely that we will be required to raise additional capital through either equity or debt financings, in order to adequately fund our capital requirements. To this end, on April 15, 2004, we filed a shelf registration statement for up to $25,000,000 of common stock, which was declared effective by the Securities and Exchange Commission on May 10, 2004.

On August 2, 2004 we received $2,777,897 net of underwriter and other fees, from the sale of 3,529,412 shares of our Class A Common Stock that are covered by the shelf registration statement. In addition, a total of 3,529,412 shares were offered in connection with this sale and issuance of these shares, in the form of an additional investment right with an exercise price of $1.00 per share and warrants for  4,411,765 shares at exercise prices ranging from $1.15 to $1.30 per share. The additional investment right expired on November 2, 2004. The warrants are exercisable during the period January 30, 2005 through

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(2) Liquidity (Continued)

January 30, 2006, and if exercised, may yield approximately $5.0 million in proceeds, net of offering expenses.

On December 16, 2004 we received $5,474,728 net of underwriter and other fees, from the sale of 5,484,790 shares of our Class A Common Stock that are covered by the shelf registration statement.

We intend to continue to utilize this shelf registration to issue and sell additional shares of our Class A Common Stock to the extent necessary to fund our operations for the foreseeable future.  Presently, after subtracting the $8,252,625 in net proceeds referred to above and the potential proceeds from the outstanding warrants described above, there remains approximately $11 million in available proceeds, less offering expenses, from this shelf registration.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, it could be forced to cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through December 31, 2005, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

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

(c) Method of Accounting for Joint Ventures

Wave accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture’s operating and financial policies. The financial statements of joint ventures in which Wave owns greater than a fifty percent interest are consolidated with Wave’s financial statements pursuant to APB Opinion No. 18 (see note 13).

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

(d) Cash and Cash Equivalents

Wave considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are custodial with two major financial institutions.

(e) Marketable Securities

Investments, which consist solely of equity securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, investments are classified as “trading”, “available-for sale” or “held to maturity”. “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. “Available-for-sale” securities are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders’ equity. Unrealized losses that are determined to be other than temporary are recognized as charges against earnings. Factors considered when determining if an other than temporary decline has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. “Held to maturity” securities are debt securities that are intended to be held to maturity and are recorded at amortized cost. As of December 31, 2004, all of Wave’s marketable equity securities are classified as available-for-sale.

(f) Property and Equipment

Property and equipment, including purchased computer software, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from between three to five years. Amortization of leasehold improvements is computed using the remaining lease terms.

(g) Income Taxes

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

(h) Stock Option Plan

Statement of Financial Accounting Standards  No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure—an amendment to FASB Statement No. 123,” (“SFAS No. 123”) allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied. Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price. Wave has elected to apply the intrinsic value method pursuant to APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and SFAS No. 148.

The following table presents Wave’s pro forma net loss and loss per share as if the company had accounted for stock options under SFAS No. 123 for the years ended December 31:

	2004	2003	2002
Net loss—as reported	$(14,498,038)	$(19,594,798)	$(43,467,405)
Pro-forma compensation cost using the fair-value method	(2,840,103)	(3,023,011)	(7,409,143)
Net loss—pro forma	(17,338,141)	(22,617,809)	(50,876,578)
Net loss to Common stockholders—as reported	(14,498,038)	(25,292,316)	(43,467,405)
Net loss to Common shareholders—pro forma	(17,338,141)	(28,315,327)	(50,876,578)
Loss per Common share—as reported	(0.21)	(0.45)	(0.85)
Loss per Common share—pro forma	$(0.25)	$(0.51)	$(0.99)

The per share weighted-average fair value of stock options granted under all plans for the years ended December 2004, 2003 and 2002 pursuant to SFAS No. 123 were $1.03, $1.20 and $1.62, respectively. The expense that would have been recognized pursuant to SFAS No. 123 and the weighted average fair values per share referred to herein were arrived at using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected Life (Years)	5	5	5
Interest Rate	3.675%	3.25%	3.0%
Volatility	120%	125%	113%
Dividend Yield	0%	0%	0%

Wave applies APB Opinion No. 25 in accounting for its Plans. Compensation expense has been recognized in the financial statements for Stock options granted to employees at exercise prices below the market value of approximately $0 in 2004, $146,000 in 2003 and $367,000 in 2002.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

(i) Research and Development and Software Development Costs

Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires software development costs for products that have achieved commercial marketability to be capitalized subsequent to the establishment of a product’s technological feasibility and prior to general release of the product. Wave capitalized software development costs of approximately $73,000, $712,000 and $610,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of capitalized software costs for the years ended December 31, 2004, 2003 and 2002 was $538,781, $232,373 and $0, respectively

(j)  Loss Per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options, stock warrants and convertible preferred stock. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share had their effect not been anti-dilutive for the each of the years ended December 31, 2004, 2003 and 2002 were approximately 261,000 shares, 4,200,000 shares and 432,000 shares, respectively. Employee stock options and other stock warrants to purchase a weighted average of approximately 14,260,000, 8,784,000  and 9,535,000 shares were outstanding for the years ended December 31, 2004, 2003 and 2002 respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

(k) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Wave reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144,”Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and SFAS No.86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”), respectively. Wave is required to assess the recoverability of long-lived assets and capitalized software development costs basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•       significant underperformance relative to expected historical or projected future operating results;

•       significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

•       significant negative industry or economic trends; and

•       significant decline in our stock price for a sustained period.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

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

(l) Revenue Recognition

Wave’s business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, Wavexpress’ broadband media distribution and eTMS software products, sales of hardware and development contracts. Many of our sales arrangements include multiple-elements, and/or required significant modification or customization of our software.

Wave follows the provisions of statement of position “SOP” 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

PRODUCTS—SOFTWARE AND HARDWARE

Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided Wave has vendor-specific objective evidence of the fair value of each undelivered element, for arrangements that contain multiple elements. Revenue is deferred for undelivered elements for these arrangements. Revenue is also deferred for the entire arrangement, if vendor-specific objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

Prepaid royalty fees received pursuant to distribution software licenses with OEMs in which Wave earns a royalty, based upon units shipped by the OEM to end customers, are deferred when received, and recognized as revenue as units are shipped by the OEM.

Revenue from the sale of hardware components is recognized when persuasive evidence of an arrangement exists, the product has been shipped to the customer, the sales price is fixed or determinable, and collectivity is reasonably assured. All of the product is shipped with ownership passing to the buyer upon leaving our premises and payment terms are generally net 30.

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

(m) Accounting for Warrants Containing Cash Settlement Provisions

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

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave common stock at an exercise price of $2.62 per share, in connection with a private placement of common stock with a group of accredited investors. The warrants have a three-year term. The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if the warrants are “in the money” and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19. Although the registration statement was declared effective by the Securities Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and there are circumstances that could potentially cause the registration statement to cease to remain effective. Accordingly, Wave recorded a liability in its balance sheet that was valued at $493,128 as of December 31, 2004, and $991,851

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

as of December 31, 2003. These values were arrived at utilizing the Black-Scholes option pricing model with the following assumptions:

	As of December 30, 2004	As of December 31, 2003
Expected life remaining (years)	1.92	3
Interest rate	3.0%	3.25%
Volatility	128%	121%
Dividend yield	0%	0%

The decrease in fair value of the liability associated with the warrants of $498,723 was recorded as an unrealized gain in Wave’s statement of operations in the year ended December 31, 2004, in accordance with EITF 00-19. For the year-ended December 31, 2003 an unrealized gain of $263,097 was recorded for the decrease in the fair market value of the liability from inception of the warrants through December 31, 2003.

(4) Business Combinations

On August 31, 2000, Wave purchased substantially all of the assets of Indigo and its e-commerce shopping network, iShopHere.com. The aggregate purchase price totaled $7,445,000, which consisted of 374,889 shares of Class A Common Stock priced at $19.30 per share, for a total value of $7,235,000 plus transaction costs of $210,000. The purchase price was based on the average closing price of Wave’s Class A Common Stock for the ten trading days immediately preceding the date of the purchase, in accordance with the purchase agreement. The following is a summary of the allocation of the purchase price:

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(4) Business Combinations (Continued)

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

On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bore interest at a rate per annum equal to 1% over the prime interest rate. Interest on the loan accrued monthly and was payable at maturity. The terms of the loan were substantially equivalent to market terms at that time. The due date of the demand note was subsequently extended until March 26, 2003. As of March 26, 2003 the loan balance, including accrued interest thereon was $281,399. On March 27, 2003, the Compensation Committee approved a bonus in an amount equal to Mr. Feeney’s obligations with respect to such loan and accrued interest. Proceeds of this bonus were used to repay the loan and all interest accrued on such loan. The bonus was granted during the year so that Mr. Feeney could repay his loan, rather than at fiscal year end when bonuses are usually awarded. The factors used in granting this extraordinary bonus were the amount of the loan, the ability to repay the loan and the impact that non-repayment of the loan would have on Mr. Feeney’s abilities to fulfill his duties for Wave. Wave no longer intends to award bonuses to executive officers or directors in order for them to repay outstanding loans because there are no outstanding loans to any current executive officers or directors and the Sarbanes-Oxley Act of 2002 prohibits any future such loans. The largest aggregate amount outstanding with respect to indebtedness of Mr. Feeney during the year ended

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(5) Related Party Transactions (Continued)

December 31, 2003 was $281,399. Wave has taken this bonus into account when considering future bonus awards to Mr. Feeney.

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

(b) Payments to Related Party

In March 2003, Mr. Peter Sprague, who is the  former Chairman of Wave, was appointed Chairman and Chief Executive Officer of Wavexpress. Mr. Sprague was paid $175,667 in 2004 and $185,000 in 2003 ($138,750 of which was paid by Wavexpress for Mr. Sprague’s duties as an officer of Wavexpress and $46,250 of which was paid by Wave for Mr. Sprague’s duties as an officer of Wave) in salary in this capacity. Mr. Peter Sprague is the father of Wave’s President and Chief Executive Officer, Steven Sprague.

On August 1, 1997, Michael Sprague became an employee of Wave, at an annual salary of $110,000. On November 1, 1999 he became an employee of Wavexpress at an annual salary of $120,000 and was paid $150,000, $143,750 and $125,319 for the years ended December 31, 2004, 2003 and 2002, respectively. Michael Sprague is the brother of Steven Sprague and the son of Wave’s former Chairman, Peter Sprague.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(6) Property and Equipment

Property and equipment as of December 31 consisted of the following:

	2004	2003
Computer Equipment	$5,848,420	$5,685,094
Furniture, fixtures and improvements	882,492	882,492
Computer software	4,821,248	4,981,769
	11,552,160	11,549,355
Less: Accumulated depreciation and amortization	10,117,107	9,262,479
Total	$1,435,053	$2,286,876

Computer software includes $1,864,256 and $2,092,944 of capitalized software development costs pursuant to SFAS 86 as of December 31, 2004 and 2003 respectively. Capitalized software pursuant to SFAS 86 is amortized over a three-year life using the straight-line method, once the product is ready to bring to market.

Depreciation and amortization expense on property and equipment amounted to approximately $855,000, $1,241,000 and $2,001,000 for the years ended December 31, 2004, 2003, 2002, respectively.

(7) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31 consisted of the following:

	2004	2003
Accounts payable	$819,278	$704,977
Accrued consulting and professional fees	531,165	222,288
Accrued payroll and related costs	1,012,897	1,178,416
Accrued Rent	77,670	104,875
Annual Report and Shareholders Meeting	80,404	85,383
State & Local Taxes Payable	72,472	27,499
Accrued Software Licenses	162,500	162,500
Accrued Liquidated damages in connection with securities purchase agreement	0	155,716
Accrued expenses in connection with sales of unregistered securities	43,544	132,909
Other Accrued Expenses	100,134	61,961
Total accounts payable and accrued expenses	$2,900,064	$2,836,524

(8) Preferred Stock

(a) Series H Preferred Stock

Wave has authorized 2,000,000 shares of preferred stock having a par value of $.01 per share.

On April 30, 2003, Wave completed a private placement of 548.5 shares of its Series H Convertible Preferred Stock (the “Series H Stock”) and warrants to purchase Wave’s Class A Common Stock for an

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(8) Preferred Stock (Continued)

aggregate purchase price of $5,485,000, with a group of institutional and accredited investors. Wave realized aggregate proceeds of $4,780,540 net of commissions and other cash fees of $704,460, in connection with the transaction.  In addition, Wave incurred commissions of $315,971 for the fair market value of warrants granted to placement agents to purchase approximately 325,000 shares of Wave’s Class A Common Stock at $0.01. As of December 31, 2003 all 548.5 shares of Series H Stock were converted at a conversion price of $0.76 into 7,217,105 shares of Class A Common Stock. In addition, 2,632,311 shares of Class A Common Stock were issued in connection with the exercise of Series H Warrants for net proceeds of $2,490,167. Series H Warrants to acquire 65,789 shares of Class A Common Stock remain outstanding as of March 1, 2005, at an exercise price of $1.13 per share.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(8) Preferred Stock (Continued)

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(8) Preferred Stock (Continued)

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

Gross offering proceeds	$5,485,000
Fees and Commissions deducted from proceeds	(704,459)
Net Cash proceeds	4,780,541
Placement agent warrants	(315,970)
Net Series H Stock after all fees	4,464,571
Additional Discounts:
Series H Warrants	(1,561,425)
Beneficial Conversion Feature (BCF)	(2,903,146)
Total Additional Discounts	(4,464,571)
Net Series H Stock after allocations	-0-
Accretion of Discounts:
Placement agent warrants	315,971
Fees paid or deducted from proceeds in cash	704,458
Series H Warrants	1,561,425
BCF	2,903,146
Total Accretion of Discounts	5,485,000
Preferred Stock value as of December 31, 2003	5,485,000
Conversion of 548.5 shares of Series H Stock	(5,485,000)
Balance as of December 31, 2003	$-0-

The registration statement that Wave filed with the Securities and Exchange Commission covering the resale of the shares of Wave’s Class A Common Stock issuable upon conversion or exercise of the Series H Stock and the Series H Warrants was declared effective by the Securities and Exchange Commission on August 24, 2003.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(8) Preferred Stock (Continued)

(b) Series G Preferred Stock

During March of 1998, Wave issued 150,000 shares of newly created Series G Convertible Preferred Stock for an aggregate purchase price of $3,000,000. The Series G Convertible Preferred Stock was senior to Wave’s classes of Common Stock, and was junior to Wave’s Series A Preferred Stock in liquidation rights. The Series G Convertible Preferred Stock accrued dividends at the rate of 6% per annum. The Series G Convertible Preferred Stock was convertible into Wave’s unregistered Class A Common Stock at the lower of $1.12 or 80% of the average of the five lowest closing bids for the 25 calendar days prior to conversion. In addition, Wave issued warrants to the purchaser and placement agent for 225,000 shares of Wave’s Class A Common Stock at an exercise price of $1.38. The Series G Convertible Preferred Stock was converted into 2,394,494 and 377,102 shares of Wave’s Class A Common Stock during 1998 and 1999, respectively.

(c) Series F Preferred Stock

In October 1997 Wave raised approximately $1,850,000, net of issuance costs of $397,000 ($224,000 of which related to the value ascribed to warrants issued), through the private placement of 112,500 shares of newly created Series F Convertible Preferred Stock. The Series F Convertible Preferred Stock had a stated value of $20 per share, which accrued dividends payable quarterly in cash at 6%. The Series F Convertible Preferred Stock was convertible into the Class A Common Stock at an effective conversion price of the lower of (a) $1.05 and (b) 80% of the average of the five (5) lowest trading prices of Class A Common Stock. During 1997 all of the Series F Convertible Preferred Stock was converted into 2,961,086 shares of Wave’s Class A Common Stock.

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

The Series D Convertible Preferred Stock was convertible into the Class A Common Stock of Wave at an effective conversion price of the lower of (i) $1.35, or (ii) 80% of the average closing bid price on the NASDAQ National Market System of Wave’s Class A Common Stock for the five (5) trading days immediately preceding the date of conversion. During 1997 all of the Series D Convertible Preferred Stock was converted into 2,070,095 shares of Wave’s Class A Common Stock.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(8) Preferred Stock (Continued)

The Series C Preferred Stock ranked senior to Wave’s Common Stock and junior to the Series A and B Preferred Stock. Series C Preferred Stock was convertible by the holder, in increments, into Wave’s Class A Common Stock based on the market price of Wave’s Class A Common Stock at the time of conversion. The Series C Preferred Stock was convertible at the lesser of $2.31 per share or 80%, as adjusted, of the average of the fair value of the Class A Common Stock for the five days prior to the conversion date. During 1997 all of the Series C Preferred Stock was converted into 2,850,439 shares of Wave’s Class A Common Stock.

(f) Series B Preferred Stock

In May of 1996, Wave raised $3,214,026, net of issuance costs of $285,974, through the placement of 350 shares of Series B Preferred Stock (“Series B Preferred Stock”) pursuant to Regulation S of the Securities Act of 1933 (“the Act”). The Series B Preferred Stock had a stated value of $10,000 per share, accrued dividends for liquidation and conversion purposes at 6% per annum and ranked senior to Wave’s Common Sock and Series C Convertible Preferred Stock (“Series C Preferred Stock”) and junior to the Series A Preferred Stock. Series B Preferred Stock was convertible by the holder, in increments, into Wave’s Class A Common Stock. The Series B Preferred Stock was convertible at the lesser of 110% of the average closing bid price for the five days immediately preceding the issue date or 85% of the average closing bid price for the five days immediately preceding the conversion date.

During 1996, 330 shares of Wave’s Series B Preferred Stock were converted into 2,960,303 shares of Wave’s Class A Common Stock and the remaining 20 shares of Series B Preferred Stock were converted in 1997 into 117,240 shares of Wave’s Class A Common Stock.

(g) Series A Preferred Stock

On October 19, 1992, the Board of Directors designated and issued 360 shares of this preferred stock of Wave as “Series A Cumulative Redeemable Preferred Stock” (“Series A Preferred Stock”). The Series A Preferred Stock was issued in settlement of compensation owed to a former officer of Wave for services provided to Wave. The holder of the Series A Preferred Stock was entitled to receive a dividend at the rate of $60 per share per annum, when and as declared by the Board of Directors of Wave. Dividends were cumulative from the date of original issue, and payable upon redemption. On August 11, 1999, Wave redeemed these shares for a total payment of $506,440, including accrued and unpaid dividends.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(9) Common Stock

On December 16, 2004, Wave entered into a Securities Purchase Agreement, pursuant to which Wave sold and issued 5,484,790 shares of Class A Common Stock, par value $.01 per share (the “Common Shares”), to certain purchasers who are parties to the Purchase Agreement (the “Purchasers”) for an aggregate purchase price of $5,759,030. The Common Shares were priced at $1.05. Corpfin Inc. (the “Placement Agent”), had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave paid the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $5,474,728 after deducting placement agent and other fees associated with the issuance of these securities. The Common Shares were drawn-down off of a shelf registration statement which was filed by Wave on April 15, 2004 and declared effective by the Securities and Exchange Commission (the “SEC”) on May 10, 2004.

On July 30, 2004, Wave entered into a securities purchase agreement, pursuant to which Wave sold and issued 3,529,412 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,000,000. The shares of Class A Common Stock were priced at $0.85. Wave realized net proceeds of $2,777,897 after deducting placement agent and other fees associated with the issuance of these securities. These shares were drawn-down off of a shelf registration statement, which was filed by Wave on April 15, 2004, and declared effective by the Securities and Exchange Commission on May 10, 2004. Wave also granted the purchaser a 90-day additional investment right and two series of warrants.

The additional investment right granted in this transaction allowed the purchaser to purchase up to 3,529,412 additional shares of Class A Common Stock at a price of $1.00 per share, and expired on November 2, 2004 unexercised. These shares would have been drawn-down off of the shelf registration statement, had the investment right been exercised.

Corpfin Inc. (the “Placement Agent”) entered into a placement agency agreement with Wave in which they have agreed to act as placement agent in connection with the offering. Wave has agreed to pay the Placement Agent a fee equal to 4.0% of the actual gross proceeds from the sale of the shares and exercise of the investment rights and warrants referred to above.

On November 18, 2003, Wave issued 3,725,263 shares of its Class A Common Stock at a price of $1.90 per share and granted warrants to purchase 931,309 shares of Class A Common Stock at a an exercise price of $2.62 per share in a private placement to a group of accredited investors for proceeds of approximately $6,562,000, net of issuance costs of approximately $516,000. The warrants have a three (3) year term.  In addition, in connection with the transaction, Wave incurred commissions of $218,000 for the fair market value of warrants granted to placement agents to purchase approximately 161,595 shares of Wave’s Class A Common Stock. The warrants granted to the placement agents are also exercisable at a price of $2.62 per share and have a 3 year life as well. If exercised in full, the warrants granted in connection with this financing will generate up to an additional $2,863,000, at the exercise price. Pursuant to a registration rights agreement entered into with the accredited investors for the sales of these shares, Wave agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the Class A Common Shares sold and those underlying the warrants. Wave filed a registration statement on Form S-3 covering the resale of the shares on January 20, 2004. On February 12, 2004 the registration statement was declared effective by the Commission.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(9) Common Stock (Continued)

On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock to Redwave plc in exchange for 60% of the remaining assets of GlobalWave Limited for a total purchase price of approximately $2,244,000. Prior to this transaction, Wave owned 40% of GlobalWave Limited (See Note 13 Joint Ventures).

On February 2, 2001 Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ, then a privately held company, in a private placement exempt from registration under code section 4(2) of the Securities Act of 1933, as amended. Wave’s investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ. On August 24, 2001 Litronic, Inc. (“Litronic”), a provider of authentication and encryption security technology, completed a merger with BIZ to form SSP Solutions. SSP Solutions trades on the NASDAQ National Stock Market as SSPX. As a result of the merger, Wave’s 3,600,000 shares of BIZ were converted into 3,083,083 shares of common stock of SSP.

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

In January 2000, the Company issued 275,000 shares of its class A Common Stock to one (1) accredited investor, for an aggregate purchase price of $1,100,000. These shares were issued upon the exercise of a warrant granted on January 26, 1999.  The warrant to purchase 275,000 shares of the Company’s Class A Common Stock at an exercise price of $4.00 per share, was exercisable until January 26, 2004. The Warrants were issued as consideration for a $2,000,000 promissory note, bearing no interest, due January 26, 2002.

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

During 1997 Wave issued 126,885 shares of Wave’s Class A Common Stock to vendors or for the settlement of liabilities. Expenses of $305,496 have been recorded representing the stocks’ fair value at the date of issuance.

During 1997 Wave sold approximately 800,000 shares of Wave’s Class A Common Stock and warrants to purchase 160,000 shares of Wave’s Class A Common Stock, exercisable at an exercise price of $1.00, for an aggregate purchase price of $800,000. The warrants were exercised or expired during 1999.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(9) Common Stock (Continued)

During 1997 Wave issued 500,000 shares of Wave’s Class A Common Stock in connection with a license agreement with Aladdin Knowledge Systems, Ltd. for its proprietary persistent encryption technology. The shares were issued at their fair value on the date of issuance.

In July and August 1996, Wave issued 15,000 and 3,077 shares of Class A Common Stock to two consultants as compensation for services rendered. Expenses of $40,938 have been recorded representing the stock’s fair value of $2.06 and $3.44 per share, respectively, at their dates of issuance.

In July 1995, Wave issued 19,559 shares to two vendors in payment for services rendered. Costs of $20,000 were recorded representing the stock’s fair value of approximately $1.00 per share at the time the services were rendered.

In February 1995, Wave agreed to grant 36,000 shares of Class A Common Stock, 12,000 of which were issued in 1995 with the remainder issued in 1996, to two consultants and six non-employee directors as compensation for services rendered. Expenses of $112,500 were recorded in 1995 representing the stock’s fair value of $3.13 per share at the time of the agreement to grant.

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

In January 1994, the Board of Directors authorized Wave to amend and restate Wave’s Certificate of Incorporation to reflect the authorization of 25,000,000 shares of a newly created Class A Common Stock, which stock has voting rights of one vote per share, and the reclassification of the then current outstanding shares of Common Stock into Class B Common Stock. In June 1994, the Board of Directors authorized that the Class B Common stock will have one vote per share, except that Class B Common Stock will have five votes per share in cases where one or more directors are nominated for election by persons other than Wave’s Board of Directors and where there is a vote on any merger, consolidation or other similar transaction, which is not recommended by Wave’s Board of Directors. In addition, the Class B Common Stock will have five votes per share on all matters submitted to a vote of the stockholders in the event that any person or group of persons acquires beneficial ownership of 20% or more of the outstanding voting securities of Wave. The Class B Common Stock is convertible into shares of Class A Common Stock at any time. The classes of Common Stock are alike in all other respects.

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

Two principal stockholders did not acquire the full amount of shares to which they were entitled. Most of the additional proportionate shares that these stockholders would have been credited with were offered instead to certain officers, employees and stockholders for $.003 per share. To the extent that these rights

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(9) Common Stock (Continued)

were offered to the individuals as compensation for services rendered to Wave, compensation expense equal to the difference between the estimated fair value as of the date of issuance and the purchase price of the stock was recorded. The estimated fair value of the Common Stock was determined based on sales to third parties near the date of issuance. Compensation expense associated with the issuance of these shares of $430,250 is included in the accompanying consolidated statement of operations for the period from inception to December 31, 2004.

(10) Options and Warrants

1994 Plans

In January 1994, the Board of Directors authorized the establishment of the 1994 Employee Stock Option Plan (the “1994 Plan”). The initial term of the plan was ten years and the initial number of shares of Class A Common Stock subject to the 1994 Plan was 1,000,000.   Options are granted with exercise prices that approximate fair market value at the date of grant. In May 1996, July 1997, November 1998, June 2000, November 2003 and June 2004, Wave’s shareholders approved amendments to Wave’s 1994 Plan to increase the number of shares of Class A Common Stock reserved for issuance there under by 1,000,000, 1,000,000, 5,000,000, 5,000,000, 2,500,000, and 5,000,0000, respectively. Therefore, the total number of shares of Class A Common Stock reserved for issuance under the 1994 Plan, as amended is 20,500,000 shares. In addition, in November 1993, Wave’s shareholders approved an amendment to the 1994 Plan to extend its termination date until January 1, 2009.

In January 1994, the Board of Directors authorized the establishment of the Non-Employee Directors Stock Option Plan (the “Directors’ Plan”). The total number of shares of Class A Common Stock subject to the Directors’ Plan was initially 200,000. Pursuant to the Directors’ Plan, each director who was not an employee of Wave received an initial grant of options to purchase 12,000 shares of Class A Common Stock.  Options are granted with exercise prices that approximate fair market value at the date of grant.

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

The Stockholders of Wave have since, authorized certain changes to the Directors’ Plan. In February 1995, the annual option grant for directors was increased from a total of 2,000 shares of Class A Common Stock to 10,000 shares of Class A Common Stock. In July 1995, the Board authorized an increase to the total number of shares subject to the Directors’ Plan from 200,000 shares to 500,000 shares. In November 1998, the stockholders of Wave authorized an increase to the total number of shares subject to the Directors’ Plan from 500,000 shares to 1,000,000 shares. The stockholders also amended the Directors’ Plan to provide that options issued to non-employee directors under such plan vest on the day following the grant. (Initial option grants under the Directors’ Plan vested one-third upon grant, and one-third on each of the first and second anniversaries. Annual option grants vested 25% after each three-month period following grant.)  In June 2004, Wave’s Stockholders approved an additional amendment to the Directors Plan to extend the termination date of the Directors’ Plan from January 18, 2004 to January 18, 2009.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(10) Options and Warrants (Continued)

Options under the Directors’ Plan are exercisable for a period of ten years from the date of grant. Options may not be exercised after the option holder ceases to be a director of Wave, except that in the event of death or disability of the option holder, the option may be exercised for a period of one year after the date of death or disability, and, in the event of retirement of the option holder, the option may be exercised for a period of three months after the date of retirement.

The 1996 Plan

In September 1996, the Board of Directors authorized and the shareholders approved the establishment of the 1996 Performance Stock Option Plan (the “1996 Plan”). The initial number of shares of Class A Common Stock subject to the 1996 Plan was 800,000. The terms of the 1996 Plan are similar to those of the Plan. Options are granted with exercise prices that approximate fair market value at the date of grant.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(10) Options and Warrants (Continued)

Summary of Option Activity

A summary of option activity for all Wave option plans through December 31, 2004 follows:

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(10) Options and Warrants (Continued)

	Class A and B shares	Weighted average
	subject to option	exercise price
Balance at December 31, 2000	8,319,392	7.90
Options granted	2,934,272	3.46
Options canceled	(1,128,327)	8.16
Options exercised	(473,511)	1.42
Balance at December 31, 2001	9,651,826	6.85
Options granted	1,607,959	1.94
Options canceled	(1,033,989)	8.44
Options exercised	(42,553)	1.04
Balance at December 31, 2002	10,183,243	5.94
Options granted	2,287,670	1.41
Options canceled	(1,589,495)	8.08
Options exercised	(1,340,739)	2.14
Balance at December 31, 2003	9,540,679	5.03
Options granted	2,344,538	1.22
Options canceled	(515,355)	6.19
Options exercised	(32,809)	1.04
Balance at December 31, 2004	11,337,053	$4.20

At December 31, 2004, there were 7,282,428 options exercisable at prices ranging from $0.80 to $37.50 and there were an additional 6,900,900 shares available for grant.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.80–$1.12	2,386,230	8.6 years	$0.91	475,292	$1.03
$ 1.13–$1.69	2,464,249	7.9 years	1.54	894,781	1.39
$ 1.70–$2.55	1,330,723	7.2 years	1.98	776,504	1.96
$ 2.56–$3.84	1,628,048	3.7 years	3.60	1,608,048	3.61
$ 3.85–$5.78	1,576,500	5.5 years	4.04	1,576,500	4.04
$ 5.79–$8.68	111,540	5.6 years	6.76	111,540	6.76
$ 8.69–$13.04	1,014,963	4.9 years	11.87	1,014,963	11.87
$13.05–$19.58	591,550	5.0 years	15.16	591,550	15.16
$19.59–$29.38	201,250	5.6 years	19.69	201,250	19.69
$29.39–$37.50	32,000	5.1 years	31.64	32,000	31.64
Total	11,337,053	6.6 years	$4.20	7,282,428	$5.79

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(10) Options and Warrants (Continued)

1999 Wavexpress Stock Incentive Plan

In April 2000, the board of directors of Wavexpress authorized the establishment of a stock option plan. The total number of shares of Wavexpress’ Class A Common Stock subject to the Plan is 2,500,000. Options terminate upon the earlier of the date of expiration of the option or upon termination of the employment relationship between Wavexpress and the optionee for any reason other than death, disability or retirement.

Employees are entitled to exercise their options on dates determined by Wavexpress’ Compensation Committee of the Board of Directors. Vesting provisions for options granted generally range from immediate vesting to pro rata vesting over a three-year period.

Stock option activity during 2004, 2003 and 2002 is as follows:

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at Beginning of year	1,315,062	1.21	1,402,841	$1.21	1,029,975	$1.22
Granted	24,500	1.20	—	—	1,011,799	1.20
Exercised	—	—	—	—
Canceled	(36,733)	1.20	(87,779)	1.20	(638,933)	1.20
Balance at end of year	1,302,829	1.21	1,315,062	1.21	1,402,841	1.21
Exercisable at end of year	1,210,029	1.21	927,105	1.22	658,156	1.23
Additional shares available for grant at end of year	1,169,394		1,157,161		1,069,382

The per share weighted-average fair value of stock options granted during 2004 and 2002 was $0.72 and $0.89, respectively, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2002
Expected dividend yield	0%	0%
Risk-free interest rate	3%	3%
Expected Volatility	114%	119%
Expected life	3 years	3 years

No options were granted under the Wavexpress stock option plan during the year ended December 31, 2003.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(10) Options and Warrants (Continued)

The following table summarizes information about Wavexpress’ stock options outstanding at December 31, 2004:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Price	Outstanding	(in years)	Price	Outstanding	Price
$1.20	1,294,632	7.0	$1.20	1,201,832	$1.20
$3.00–4.50	8,197	5.6	$3.37	8,197	$3.37
$1.20–4.50	1,302,829	7.0	$1.21	1,210,029	$1.21

Warrants

On July 30, 2004, warrants to purchase up to 4,411,765 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 3,529,412 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,000,000. The warrants granted in this transaction are made up of two different series, Series A and Series B. The Series A warrants are exercisable for up to 3,529,412 shares of Class A Common Stock at an exercise price of $1.15 per share. The Series A warrants are exercisable from January 30, 2005, until July 30, 2005. The Series B warrants are exercisable for up to 882,353 shares of Class A Common Stock at an exercise price of $1.30 per share. The Series B warrants are exercisable from July 30, 2005, until January 30, 2006. The shares of Class A Common Stock issuable upon exercise of the Series A warrants and Series B warrants are also to be drawn-down off of the shelf registration statement, if the warrants are exercised. The Series A and Series B warrants issued in this transaction carry a subsequent equity clause that requires Wave to adjust the initial exercise price, pro-rata, for any subsequent equity sales that are made at a price that is lower than the initial exercise price. In December 2004 Wave sold 5,484,790 shares for $1.05 per share. As a result of this sale, the exercise prices of the Series A and Series B warrants were adjusted to $1.1428 and $1.282, respectively, in accordance with the formula pursuant to the warrant agreements. All of the warrants granted in connection with the July 30, 2004 securities purchase  agreement remain outstanding as of December 31, 2004.

In connection with an agreement that Wave entered into with an outside software development consultant, Wave issued warrants to purchase 65,000 shares of Class A Common Stock at a price of $1.00 per share, pursuant to an individual compensation plan with the consultant. The fair market value of these warrants was approximately $81,000 and was recorded as consultant expense in 2004. No additional warrants are required to be granted pursuant to the individual compensation plan for the sales representative. These warrants are currently exercisable and expire January 2, 2009 through April 30, 2009.

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Class A Common Stock at an exercise price of $2.62 per share in connection with a private placement to a group of accredited investors. The warrants have a three year term.  In addition, in connection with the transaction, Wave granted additional warrants to purchase 161,595 shares of Class A Common Stock as commissions to placement agents in connection with the private placement. The warrants granted to the placement agents are also exercisable at a price of $2.62 per share and have a 3 year life as well. If exercised in full, the

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(10) Options and Warrants (Continued)

warrants granted in connection with this financing will generate up to an additional $2,863,000, at the exercise price. All of the warrants granted in connection with the November 18, 2003 private placement remain outstanding as of December 31, 2004.

On April 30,2003, Wave granted the Series H Warrants to purchase shares of Class A Common Stock, with an initial exercise price of $1.13 per share and a five (5) year life. Initially, the Series H Warrants were exercisable for a total of 3,608,556 shares of Class A Common Stock on the trading day following the date of Wave’s 2003 annual meeting of stockholders. During September 2003 the terms of the Series H Purchase Agreement and other documents governing the Series H Stock and the Series H Warrants were modified, as discussed in note 8(a), above. As of December 31, 2003, 2,632,315 shares of Class A Common Stock were issued in connection with the exercise of Series H Warrants for net proceeds of $2,565,167. Series H Warrants to acquire 65,789 shares of Class A Common Stock remain outstanding as of December 31, 2004.

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

In connection with a software development agreement that Wave entered into with Archon Technologies, Inc. (“Archon”), Wave issued to Archon a warrant to purchase 50,000 shares of Wave Class A Common Stock at $3.48 per share. The warrant became exercisable on November 9, 2002, and expires on November 9, 2007.

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

Under the terms of Wave’s initial public offering, the underwriter acquired warrants to purchase 360,000 Class A Common Stock at a price of $6.50 per share for nominal consideration. These warrants were exercisable for four years commencing in September 1995. These warrants were exercised during 1999.

As a result of the successful placement of 350 shares of Series B Preferred Stock, a consultant from Digital Media Group, Inc. was issued warrants by Wave to purchase 15,000 Class A Common shares at a

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(10) Options and Warrants (Continued)

price of $3.09 per share. These warrants are exercisable for ten years commencing in March 1996, and are still outstanding.

Due to the successful placement of 150,000 shares of Wave’s Series C Convertible Stock, Wharton Capital Partners Ltd. and The Shemano Group, Inc., two financial consulting firms, were issued warrants by Wave to purchase 37,500 Class A Common Stock each at a price of $2.54 per share. These warrants were exercised in 1999.

In connection with the acquisition of WIN, Wave issued a warrant that allowed the holder the ability to purchase unregistered shares of Wave’s Class A Common Stock at a price of $1.25 per share at the earlier of the conversion of a note or April 18, 1998 for a period of five years. The number of shares able to be purchased under this warrant is based on a formula of $170,000 divided by 80% of the fair market value of the Class A Common Stock at the time of conversion. This warrant was subsequently extended one year by issuing 100,000 additional warrants to be exercised at prices ranging from $1.49 to $3.43. These warrants were exercised during July 1999.

As a result of the successful placement of 80,000 shares of Wave’s Series D Preferred Stock, JNC Opportunity Fund, the acquirer of the placement, received 80,000 warrants to purchase Wave’s unregistered Class A Common Stock, and financial consultants, primarily Wharton Capital Partners, received a total of 40,000 warrants. The warrants were exercised in 1999 at an exercise price of $1.62.

As a result of the successful placement of 112,500 shares of Wave’s Series F Preferred Stock, Combination Inc., the acquirer of the placement, received 112,500 warrants to Wave’s unregistered Class A Common Stock, and Wharton Capital Partners received 56,250 warrants. The warrants had an exercise price of $1.26, and expired on October 9, 2002. The warrants were exercised in 1998.

In connection with the private placement of approximately 800,000 shares of Wave’s Class A Common Stock, Wave issued 160,000 warrants to purchase shares of Wave’s unregistered Class A Common Stock at an exercise price of $1.00. The warrants were exercised or expired during 1999.

In connection with a technology license agreement with Aladdin, Wave issued two warrants on July 18, 1997 to purchase Wave’s Class A Common Stock. The first warrant was exercisable in 100,000 share lots, and provided the holder with the right to acquire 1,216,136 shares of Wave’s unregistered Class A Common Stock at an exercise price of $1.70 per share. The first warrant had a life of two years. The second warrant provided the holder with the right to acquire 7% of Wave’s Class A Common Stock on a fully diluted basis for the average closing price for the 15 trading days prior to exercise and had a three year life. During June of 1998, Aladdin exercised a portion of the second warrant to purchase 1,000,000 shares of Common Stock. On March 31, 1999 Aladdin exercised their entire first warrant for 1,216,136 Class A Common Stock.  Associated with the second warrant, Aladdin had the right to acquire shares approximating 3.45% of Wave’s Class A Common Stock. The remaining shares under the second warrant were not exercised, and expired July 17, 2001.

In connection with a $2,000,000 convertible promissory note, warrants to acquire 275,000 shares of Class A Common Stock were issued. Wave incurred a non-cash charge to interest expense for approximately $666,000. These warrants were subsequently exercised in January 2000.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(10) Options and Warrants (Continued)

A summary of warrants outstanding at December 31, 2004, follows:

		Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Price	Shares	(in years)	Price	Shares	Price
$0.95–$1.52	4,586,920	1.5	$1.17	175,155	$1.08
$1.53–$3.90	1,157,904	1.9	2.66	1,157,904	2.66
	5,744,824	1.6	$1.47	1,333,059	$2.46

Employee Stock Purchase Plan

In November 2004, the Board of Directors adopted the Wave Systems Corp. 2004 Employee Stock Purchase Plan (the “Purchase Plan”) pursuant to which a total of 3,000,000 shares of Wave’s Common Stock may be sold to eligible employees at a 15% discount from the market value of the shares. Under the terms of the Purchase Plan, employees may elect to have withheld, up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave Common Stock. Offering periods commence on May 1st and December 1st and are for a period of six months. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. Approximately 72% of eligible employees elected to participate in the Purchase Plan in the initial offering period. The Purchase Plan has not yet been approved by Wave’s shareholders. Wave anticipates holding a shareholder vote for the approval of the plan in its 2005 annual shareholder meeting..

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

In May of 2001, the development agreement with BIZ discussed above was amended whereby, the parties agreed to a $5 million development services contract whereby Wave agreed to port its EMBASSY platform to run in a Linux environment. In addition, SSP agreed to place with Wave an open $5 million purchase order for EMBASSY products. Payment terms of the agreement provided that SSP make payments of $277,778 per month for eighteen months. In addition, the parties agreed that in the event that SSP failed to pay any monthly instalment within 30 days of receiving written notice by Wave that it is in default, the unpaid portion of the instalment would automatically convert into a stock acquisition right allowing Wave to acquire a number of shares in SSP to be determined by dividing the unpaid amount by the fair market value of SSP common stock. As the contract was for a discrete project to integrate our technology with the SSP platform, revenue under the development services agreement had been recognized on a percentage of completion basis in accordance with SOP 97-2 as it relates to contract accounting under SOP 81-1. Percentage complete is determined based upon the actual costs incurred

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(11) Development Contract with SSP Solutions, Inc. (Continued)

compared to the total estimated costs to complete, limited to cash received and milestones accomplished. Milestones included specific software development objectives that must be accepted by SSP.

As of December 31, 2001, Wave received $555,556 in cash and had not exercised any stock appreciation rights. Wave recognized approximately $358,000 in revenue under the development agreement at December 31, 2001 under the percentage of completion method of accounting.

Effective January 29, 2002, due to a refocus of SSP’s development efforts, SSP formally requested Wave to suspend work on the Linux project. SSP further requested Wave to (i) agree to amend the existing contract, (ii.)  agree to identify any balance of development budget left from the Linux project commitment and (iii) agree to formally estimate the costs to complete two other projects that SSP would like Wave to focus upon. At that time, Wave had ceased all work relating to SSP and recognized the remaining non-refundable cash received, $198,000 in during the quarter ended March 31, 2002. Revenue was recognized under the percentage of completion method of accounting.On September 30, 2002 Wave and SSP executed a Termination Agreement and Mutual Release whereby Wave was issued an additional 1,600,000 shares of SSP Class A Common Stock and a non-negotiable, non-interest bearing, subordinated convertible promissory note due December 31, 2005 in the principal amount of $270,000 (the “Note”) as a fee for the termination by SSP of the contract. The Note was convertible into SSP Class A common stock at the rate of $1.35 which was subject to adjustments for anti-dilution stock splits, stock dividends, reclassifications, reorganizations and the like. In exchange, Wave was released from its obligation to provide any further services under the development contract as amended. The shares that Wave received were recorded on its balance sheet at estimated fair value based on the average closing price of the shares on the Nasdaq National Exchange for the period from the two trading days before to the two trading days after the date of issuance of the shares, or $1.05 per share, for an aggregate value of $1,680,000. A termination fee gain of $1,680,000 was recognized in Wave’s statement of operations in connection with this transaction. On December 13, 2002 SSP exercised its right to convert the Note into 200,000 shares of SSP common stock. The 200,000 shares that Wave received from the Note conversion were initially recorded on the balance sheet  at $0.69 per share, for an aggregate value of $138,000, which was also recognized as a gain on termination of the contract in Wave’s Statement of Operations for the year ended December 31, 2002.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(12) Investments (Continued)

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

As detailed in the table below, Wave’s investments in marketable securities, which were classified as available-for-sale securities, consisted of 259,670 shares of Saflink valued at $721,880, as of December 31, 2004 and 4,550,583 shares of SSP valued at $6,325,310, as of December 31, 2003.

	Shares	Adjusted cost basis	Unrealized gain (loss)	Carrying value	Value per Share
Balance of investment in SSP
Common Stock as of December 31, 2002	4,883,083	$2,881,016	—	$2,881,016	$0.59
Sales of SSP Common Stock	(332,500)	(196,175)	—	(196,175)	($0.59)
Other comprehensive income—change in accumulated unrealized gain (see below)	—	—	3,640,469	3,640,469	—
Balance of investment in SSP
Common Stock as of December 31, 2003	4,550,583	2,684,841	3,640,469	6,325,310	1.39
Sales of SSP common stock	(2,507,300)	(1,479,308)	—	(1,479,308)	(0.59)
Conversion of shares to Saflink Corp.	(817,313)	—	—	—	—
Sales of Saflink Corp. common stock	(966,300)	(950,195)	—	(950,195)	(0.98)
Other comprehensive income—change in accumulated unrealized gain (see below)	—	—	(3,173,927)	(3,173,927)	—
Balance as of December 31, 2004	259,670	$255,338	$466,542	$721,880	$2.78

During the year ended December 31, 2004, Wave sold 2,507,300 shares of SSP, in a series of separate sales, at an average selling price of $1.73 per share, and 966,300 shares of Saflink at an average selling price of $2.50 per share, realizing an aggregate gain from the sales of $4,330,248. For the year ended December 31, 2003, Wave sold 332,500 shares of SSP at an average selling price of $1.30 per share, realizing an aggregate gain from the sales of $234,759. In addition, for the year ended December 31, 2003, Wave received $2,370 as the liquidation value of 107,975 common shares of XO Communications Corporation (“XO”) that it held as of December 31, 2002. The carrying value of these shares as of December 31, 2002 was zero, accordingly, Wave realized a gain of $2,370 as a result of the liquidation. Wave uses the specific identification method to determine cost in computing realized gains or losses.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(12) Investments (Continued)

Wave recorded unrealized holding gains on marketable equity securities included in other comprehensive income, as follows, for the years ended December 31:

	2004	2003	2002
Unrealized holding gains	$1,156,321	$3,875,228	1,404,992
Reclassification adjustment for realized gains on securities sold, included in net income	(4,330,248)	(234,759)	—
Net change in accumulated unrealized gain	$(3,173,927)	$3,640,469	1,404,992

(13) Joint Ventures

(a) GlobalWave, Ltd.

In July of 1997, Wave entered into a joint venture with ITG, a United Kingdom Internet service provider. The joint venture was initially owned 25% by Wave and 75% by ITG. Wave contributed its technical expertise and ITG contributed initial working capital and the commitment to fund all future working capital requirements of the joint venture. The objective of the joint venture company, GlobalWave was to promote and commercialize Wave’s technology in certain European, African and Middle Eastern markets. Pursuant to the joint venture agreement, Wave received a license fee of $5 million in exchange for the joint venture’s right to market Wave’s technology in European, African and Middle Eastern markets. The license fee was paid by ITG in 1997 and 1998. As part of the agreement, after the final license fee was paid, the companies issued a warrant to each other to purchase approximately one million shares of each other’s Common Stock. The exercise price of the Wave warrants was $1.75 per share. The exercise price of the ITG warrant was approximately .995 British pound per share. On June 5, 1998, the final milestone for the last payment on the license fee was attained and Wave became obligated to issue its warrant to ITG pending approval by the shareholders of ITG for it to issue its reciprocal warrant. On this date the net fair market value of the exchange of warrants represented a net cost to Wave of approximately $1.1 million. Wave recorded this cost as ITG net warrant cost in the Consolidated Statement of Operations.

On November 5, 1999, Wave exercised its warrant for 1,000,000 shares in ITG at a total cost of $1,620,000. Also during 1999, ITG exercised its 1,000,000 warrants in Wave yielding total proceeds of $1,750,000.

In February, 2000, ITG was acquired by Concentric Network Corporation. As a result of this transaction, Wave received $2,162,457 in cash and 83,910 shares of Concentric Common Stock. Subsequently, Concentric was acquired by XO, whereby Wave’s 83,910 shares in Concentric were converted into 107,975 shares of XO. (See Note 12—Investments). In addition, certain assets of ITG, namely the 1,000,000 shares of Wave Common Stock and ITG’s interest in GlobalWave, were distributed to Redwave.

In June, 2000, Wave increased its ownership percentage of GlobalWave from 25% to 40%. As part of the new joint venture agreement, Wave’s partner in the venture, Redwave, agreed to contribute $7.5 million and 500,000 shares of Wave Common Stock held by Redwave, in exchange for 600,000 shares of GlobalWave class A Common Stock.  Wave received 400,000 shares of GlobalWave class B Common

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(13) Joint Ventures (Continued)

Stock in exchange for a technology license granted by Wave to GlobalWave. Prior to September 30, 2000, no value had been assigned to these shares, as Wave had not provided any funding to GlobalWave.

On October 10, 2000, Wave entered into an agreement with GlobalWave and Redwave to subscribe for additional Class B shares of GlobalWave. Under the terms of the agreement, Wave subscribed for 40,000 additional “B” shares of GlobalWave at £100 per share (approximately $142.80), the consideration for which consisted of £1.5 million (approximately $2.14 million) in development costs incurred by Wave on behalf of GlobalWave, £1.4 million in cash ($2.0 million), and £1.1 million (approximately $1.6 million) in cash and/or future development services, for total consideration of £4.0 million (approximately $5.7 million).   In addition, Redwave had agreed to subscribe for an additional 60,000 GlobalWave “A” shares, the consideration for which consisted of the conversion of debt and cash totaling £6.0 million (£5,966,615 in debt and £33,385 in cash; approximately $8.6 million). The resulting ownership interest in the venture remained 60% for Redwave and 40% for Wave.

Also, in October 2000, Wave and Redwave formed a joint venture holding company, Wave European Technologies plc, (“WET”) for their European interests, including their respective 40% and 60% stakes in GlobalWave. Subsequent to the formation of WET, WET’s name changed to GlobalWave Group, plc.

Wave had contributed its entire committed investment of approximately $5.7 million in the form of development costs incurred and cash, as of the year ended December 31, 2002. Pursuant to the equity method of accounting, Wave had recognized its equity share (40%) of GlobalWave’s net losses in its operating results, up to its committed investment, with the final $2.3 million of its share of Global Wave’s losses having been recognized in the year ended December 31, 2001. Accordingly, no such losses were incurred subsequently.

On July 24, 2002 Wave issued 1,700,000 shares of its Class A Common Stock in exchange for 60% of the remaining assets of GlobalWave for a total purchase price of approximately $2,244,000. The purchase of the 60% of the remaining assets of GlobalWave was accounted for as an acquisition of assets and not considered a business combination, as GlobalWave had effectively ceased operations prior to the acquisition. In exchange for the 1,700,000 shares, Wave received approximately $1,380,000 in cash, tangible fixed assets of approximately $9,000 and the exclusive rights under the licenses that it had previously sold to GlobalWave, which granted GlobalWave the exclusive right to commercialize the Wave’s commerce system in Europe; the Middle East and Africa. Wave incurred a charge to operations representing the amount by which the purchase price exceeded the tangible assets that Wave received of approximately $855,000. In addition, GlobalWave forgave its receivable from Wave of $189,000. The net charge of approximately $666,000 has been presented in the statement of operations for the year ended December 31, 2002 as an impairment charge of the acquired license. Wave assumed no liabilities as a result of this transaction.

(b) Wavexpress

In April 1999, Wave joined with Sarnoff Corporation to form a new joint venture, Wavexpress. Wavexpress develops secure broadband media distribution software products, infrastructure and content services. This technology and these services allow content providers and other enterprises to send digital content to properly equipped PCs. Consumers or enterprise end-users may receive this content directly

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)

Notes to Consolidated Financial Statements (Continued)

(13) Joint Ventures (Continued)

through a secure network connection, thus enabling a new revenue stream for broadcasters or cable television operators or a new content distribution method for enterprises.  On October 15, 1999, Wave and Sarnoff signed a joint venture agreement that formally established Wavexpress. Under this agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress. Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter Sprague, former Chairman of Wave; Steven Sprague, Chief Executive Officer of Wave; certain members of the Board of Directors of Wave; and certain Wave employees.

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at rates of 2% to 3% above the prime rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of Common Stock of Wavexpress at varying prices per share. In addition, some of the notes carry attached warrants that allow Wave to purchase additional shares of Wavexpress, generally at the conversion price of the notes. As of December 31, 2004, Wave owned 69% of Wavexpress while Sarnoff owned 26%. Through December 31, 2004, Wave has funded Wavexpress with approximately $35.9 million in cash, plus approximately $7.8 million in accrued interest. During 2001, some of the notes, totaling approximately $9.5 million matured and were converted into 1,826,570 shares of Wavexpress common stock. These amounts are eliminated in consolidation.

Neither Sarnoff nor any of the other minority shareholders have provided or are obligated to provide funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave as of December 31, 2004 and for the period then ended. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements. Wavexpress has incurred net operating losses of $3.4, $3.9 million and $6.3 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

(14) Cash Collected on Behalf of Charities

As of December 31, 2004, Wave held no cash on behalf of charities.

As of December 31, 2003, Wave held cash received on behalf of charities of $211,717 in connection with CharityWave.com, Wave’s on-line charitable donation service. These donations were received primarily on behalf of donors to the New York Times Neediest Cases Fund. In addition, Wave had a receivable from its credit card processor of $31,480 as of December 31, 2003, associated with these donations. The total of $243,197 is reflected as due to charities in the December 31, 2003 financial statements, and was paid to the applicable charities within 30 days, in accordance with the standard CharityWave.com contracts with its member charities.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation) (Continued)

Notes to Consolidated Financial Statements

(15) Commitments and Contingencies

Leases

Summarized below is a listing of properties leased by Wave pursuant to non-cancelable operating leases. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

Location	Annual Lease Cost	Lease Expiration Date
Lee, MA	$124,268	Jul. 2007
Princeton, NJ	126,750	—
Cupertino, CA	294,864	Feb. 2008
Orvault, France	67,260	Sep. 2007
New York, NY (1)	364,932	Apr. 2006
Total	$978,074

(1)          Wavexpress facility

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are as follows:

2005	$847,714
2006	713,019
2007	397,075
2008	55,036
2009	—
Thereafter	—
Total minimum lease payments	$2,012,844

Rent expense for the years ended December 31, 2004, 2003, 2002 amounted to approximately $940,000, $978,000 and $1,804,000, respectively.

There were no capital lease obligations as of December 31, 2004.

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

Purported Class Actions

Several (9 known) similar purported class action complaints have been filed between January 23, 2004 and February 23, 2004 most in the United States District Court for the District of Massachusetts,

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation) (Continued)

Notes to Consolidated Financial Statements

(15) Commitments and Contingencies (Continued)

seven (7) of which name Wave, its Chief Executive Officer, its Chief Financial Officer and two (2) of which also name Wave’s Chairman, as defendants.

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

Other than the matters described above, Wave was not involved in any material litigation, nor, to management’s knowledge is any material litigation threatened against them or their properties other than routine litigation arising in the ordinary course of business.

(16) Income Taxes

The Company did not provide for any income tax expense or (benefit) for the years ending December 31, 2004, 2003 and 2002.

The following table summarizes the significant differences between the United States federal statutory tax rate and the Company’s effective tax rate for financial statement reporting purposes:

	2004	2003	2002
Statutory tax rate	34%	34%	34%
Gain on warrant liability	(1)	—	—
Equity in loss from subsidiaries	—	—	(1)
Change in valuation allowance	(33)	(34)	(33)
Total	—%	—%	—%

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation) (Continued)

Notes to Consolidated Financial Statements

(16) Income Taxes (Continued)

The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Net operating and capital loss carryforwards	$100,101,000	$86,053,000
Accrued expenses and capital	403,000	392,000
Intangibles	666,000	1,954,000
Reserves	1,010,000	1,030,000
Depreciation	681,000	783,000
Unrealized losses	55,000	5,159,000
Total gross deferred tax assets	102,916,000	95,371,000
Less valuation allowance	(102,916,000)	(95,371,000)
Net deferred tax asset	$—	$—

Income tax benefits derived from disqualifying dispositions of employee stock options were approximately $16,000, $799,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively, and were allocated to stockholders’ equity. The tax benefits have been reserved with a valuation allowance through additional paid in capital.

The cumulative deferred tax expense from certain unrealized gains on marketable securities and other comprehensive income of approximately $400,000, $1,400,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively was not included in the Statement of Operations. In accordance with Statement on Financial Accounting Standard No. 130, “Reporting Comprehensive Income” the gross amount of those gains is presented in Wave’s Consolidated Statements of Stockholders’ Equity.

The valuation allowance increased by approximately $7.5 million and $9.3 million, during the years ended December 31, 2004 and 2003, respectively.

Management has concluded that it is more likely than not that Wave will not have sufficient taxable income of an appropriate character within the carryback and carryforward periods permitted by current law to allow for the utilization of the deferred tax assets and, therefore, a valuation allowance has been established against the deferred tax assets of $102,929,000 as of December 31, 2004. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2004 will be allocated as follows: $102,114,000 to continuing operations and $815,000 to additional paid-in capital for amounts attributable to exercise of employee stock options.

Wave has net operating loss carryforwards for tax return purposes of approximately $223.5 million, which expire beginning in 2005 through 2024. Wave also has capital loss carryforwards for tax return purposes of approximately $8.5 million, which expire beginning in 2008 through 2009. Pursuant to  Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period. Wave has not determined whether there have been such  cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, Wave

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation) (Continued)

Notes to Consolidated Financial Statements

(16) Income Taxes (Continued)

believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.

(17) Defined Contribution Plan

Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2004, 2003 or 2002.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation) (Continued)

Notes to Consolidated Financial Statements

(20) Impairment of Developed Software

In the quarter ended June 30, 2004, Wave took a charge of $301,366 to write off developed software that had been capitalized. The software that was written off was developed for a distribution agreement that was entered into with National Semiconductor Corp. (“NSC”) whereby NSC was to distribute it with their trusted platform module chip. The write-off was the result of the termination of the agreement, and because the version of the software that was written off has been discontinued and superseded by a new version. Consequently, the value of the software became impaired because it had no alternative uses. Wave continues to maintain a license agreement with NSC, whereby Wave is paid royalties based on Wave Intellectual Property (“IP”) that is included in NSC’s chip design

(21) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R which eliminates our ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective generally for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original Statement 123 will apply this revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original Statement 123. We are currently evaluating the requirements of SFAS 123R and will adopt this statement at the effective date. Although we cannot estimate the exact amount at this time, we expect that the adoption of this statement will have a material effect on our financial statements.

(22) Segment Reporting

Effective December 31, 2000, Wave adopted SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS 131 supersedes previously issued segment

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation) (Continued)

Notes to Consolidated Financial Statements

(22) Segment Reporting (Continued)

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation) (Continued)

Notes to Consolidated Financial Statements

(22) Segment Reporting (Continued)

The following sets forth reportable segment data:

	For the years ended December 31,
	2004	2003	2002
Operating Revenues:
EMBASSY® digital security products and services	$164,350	$107,635	$446,588
Wavexpress broadband media distribution products and services	44,961	81,728	—
Total Operating Revenues	209,311	189,363	446,588
(Net Loss):
EMBASSY® digital security products and services	(15,915,487)	(17,224,356)	(26,914,035)
Wavexpress broadband media distribution products and services	(3,436,453)	(3,839,292)	(6,336,655)
Total Segments Net Loss	(19,351,940)	(21,063,648)	(33,250,690)
Interest Income	24,931	74,822	477,902
Unrealized gain on decrease in value of warrant liability	498,723	263,097	—
Liquidated damages in connection with private placement	—	(155,716)	—
Equity in net losses of equity method investees	—	—	—
Gain on termination of development contract	—	—	1,818,000
Recovery of (Provision for loss on) officer note receivable	—	999,518	(999,518)
Loss for Other than Temporary Decline in Marketable Equity Securities	—	—	(11,513,099)
Gain on sale of marketable securities	4,330,248	234,759	—
Other Income	—	52,370	—
Net Loss	$(14,498,038)	$(19,594,798)	$(43,467,405)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services (1)	703,137	932,869	1,563,987
Wavexpress broadband media distribution products and services	151,492	308,166	436,718
Total Depreciation Expense	$854,629	$1,241,035	$2,000,705
Capital Expenditures:
EMBASSY® digital security products and services	186,756	831,147	1,074,968
Wavexpress broadband media distribution products and services	117,416	153,999	73,755
Total Capital Expenditures	$304,172	$985,146	$1,148,723
Assets:
EMBASSY® digital security products and services	8,167,614	17,726,026	17,560,523
Wavexpress broadband media distribution products and services	286,968	434,404	648,849
Total Assets	$8,454,582	$18,160,430	$18,209,372

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation) (Continued)

Notes to Consolidated Financial Statements

(23) Selected Quarterly Financial Data (unaudited)

	For Quarters-ended
	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004
Revenues	$108,193	$44,375	$6.300	$50,443
Gross Profit	21,756	9,334	3,208	23,309
Loss from Operations	(4,262,591)	(4,602,961)	(5,448,637)	(5,037,751)
Net loss to common shareholders	(2,967,830)	(3,800,517)	(4,320,927)	(3,408,764)
Net loss to common shareholders per Common Share	$(0.04)	$(0.05)	$(0.06)	$(0.05)

	For Quarters-ended
	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003

Revenues	$59,104	$80,128	$33,727	$16,404
Gross Profit	43,973	49,254	28,961	11,996
Loss from Operations	(4,665,209)	(5,507,053)	(4,423,898)	(6,467,488)
Net loss	(4,309,723)	(5,497,159)	(3,394,287)	(6,393,629)
Net loss to common shareholders	(4,311,019)	(8,313,755)	(6,273,913)	(6,393,629)
Net loss per Common Share	$(0.07)	$(0.15)	$(0.12)	$(0.22)

(24) Subsequent Event

On March 15, 2005, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 4,659,090 shares of Class A Common Stock, par value $.01 per share, to certain purchasers who are parties to the Purchase Agreement (the “Purchasers”) for an aggregate purchase price of $4,100,000. The Common Shares are being priced at $0.88 per share. Corpfin Inc. (the “Placement Agent”), had entered into a placement agency agreement with Wave in which they agreed to act as Placement Agent in connection with the offering. Wave has agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. The transaction is anticipated to close by March 17, 2005, and Wave expects to realize net proceeds of approximately $3,871,000 after deducting the placement agent fees of $164,000 and additional legal and other fees associated with the issuance of these securities which Wave estimates will be approximately $65,000. This securities purchase agreement specifies that the shares shall be issued pursuant to a shelf registration statement which was filed by Wave on April 15, 2004 and declared effective by the Securities and Exchange Commission (the “SEC”) on May 10, 2004.