Form 10-Q
period 2005-03-31
WAVE SYSTEMS CORP
filed 2005-05-10
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒  No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of April 20, 2005: 80,866,707 shares of Class A Common Stock and 175,725 shares of Class B Common Stock.

PART I -                FINANCIAL INFORMATION

Item 1.    Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated (Unaudited) Balance Sheets

	As of
	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,066,588	$5,805,912
Marketable securities	568,671	721,880
Prepaid expenses and other receivables	339,604	272,557
Total current assets	5,974,863	6,800,349
Property and equipment, net	1,241,517	1,435,053
Other assets	215,779	219,180
Total Assets	7,432,159	8,454,582
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	2,698,449	2,900,064
Deferred revenue	452,785	351,190
Total Current Liabilities	3,151,234	3,251,254

Liability for warrants containing cash settlement provisions	377,553	493,128
Total Liabilities	3,528,787	3,744,382

Common stock, $.01 par value. Authorized 120,000,000 shares as Class A; 80,866,707 shares issued and outstanding in 2005 and 76,177,617 in 2004	808,667	761,776
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 175,725 shares issued and outstanding in 2005 and 205,725 in 2004	1,757	2,057
Capital in excess of par value	274,509,557	270,664,189
Deficit accumulated during the development stage	(271,729,942)	(267,184,364)
Accumulated other Comprehensive Income — unrealized gain on marketable securities	313,333	466,542
Total Stockholders’ Equity	3,903,372	4,710,200
Total Liabilities and Stockholders’ Equity	$7,432,159	$8,454,582

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operations

Unaudited)

	Three months ended		Period from February 12, 1988 (date of inception)
	March 31,	March 31,	through March 31,
	2005	2004	2005
Net Revenues:
Product	$—	$6,660	$496,624
Services	6,857	—	832,330
Licensing and other	71,019	43,783	880,906
Total Net Revenues	77,876	50,443	2,209,860
Cost of Sales:
Product	—	4,647	288,572
Services	9,137	—	395,380
Licensing and other	4,626	13,957	252,900
Amortization expense	155,355	8,530	215,547
Total Cost of Sales	169,118	27,134	1,152,399
Gross margin	(91,242)	23,309	1,057,461

Operating expenses:
Selling, general and administrative	2,996,590	3,304,791	155,610,659
Research and development	1,594,457	1,756,269	99,794,608
Inventory Provision	—	—	1,114,442
Write-off of intangibles and other impaired assets	—	—	3,634,314
Restructuring costs and other special charges	—	—	726,280
Amortization of goodwill	—	—	2,294,176
Write-off of goodwill	—	—	3,054,456
In-process research and development expense	—	—	2,176,000
Acquisition costs	—	—	1,494,000
Aladdin license expense	—	—	3,889,000
	4,591,047	5,061,060	273,787,935
Other income (expense):
Interest income	21,136	6,701	10,312,191
Interest expense	—	—	(1,695,461)
Equity in net losses of GlobalWave	—	—	(5,738,650)
Loss on other than temporary decline in marketable equity securities	—	—	(13,249,781)
Gain on sale of marketable securities	—	1,174,885	5,107,464
Liquidated Damages	—	—	(155,716)
Unrealized gain on decrease in value of warrant liability	115,575	447,401	877,395
License fee	—	—	5,000,000
License warrant cost	—	—	(1,100,000)
Gain on termination of development contract	—	—	1,818,000
Other income (expense)	—	—	(174,910)
	136,711	1,628,987	1,000,532
Net loss	(4,545,578)	(3,408,764)	(271,729,942)

Accrued dividends on preferred stock	—	—	10,048,115
Net loss to common stockholders	$(4,545,578)	$(3,408,764)	$(281,778,057)
Loss per common share — basic and diluted	$(0.06)	$(0.05)	$(10.49)
Weighted average number of common shares outstanding during the period	77,211,625	67,337,643	26,870,946

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from February 12, 1988 (date of inception) Through

	Three Months ended
	March 31,	March 31,
	2005	2004	March 31, 2005
Cash flows from operating activities:
Net loss	$(4,545,578)	$(3,408,764)	$(271,729,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	3,054,456
Amortization of goodwill	—	—	2,294,176
Depreciation and amortization	207,584	209,650	11,935,379
Reserve for note from affiliate	—	—	1,672,934
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	119,000
Common stock issued in connection with
License and Cross-License Agreement	—	—	1,124,960
Realized gain on marketable securities	—	(1,174,885)	(5,107,464)
Net losses realized on Global Wave investment	—	—	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	—	44,667	3,018,880
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In-process research and development	—	—	2,176,000
Write-off of impaired assets	—	—	3,634,314
Loss on other than temporary decline in marketable equity securities	—	—	13,249,781
Gain on termination of development contract with SSP Solutions, Inc.	—	—	(1,818,000)
Unrealized gain on decrease in value of warrant liability	(115,575)	(447,401)	(877,395)
Preferred stock issued for services rendered	—	—	265,600
Compensation associated with issuance of stock options	—	—	2,019,263
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,253
Common stock issued by principal stockholder for services rendered	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	101,595	(5,887)	452,785
(Increase) decrease in prepaid expenses and other receivables	(67,047)	8,784	(309,279)
(Increase) decrease in other assets	3,401	4,449	(230,694)
Increase (decrease) in accounts payable and accrued expenses	(201,615)	(433,675)	3,087,547
Decrease in amounts due to charities	—	(243,197)	—
Decrease in cash restricted on behalf of charities	—	211,717	—
Net cash used in operating activities	(4,617,235)	(5,234,542)	(218,438,468)

(Continues)

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from
			February 12, 1988
	Months ended		(date of inception)
	March 31,	March 31,	through March 31,
	2005	2004	2005
Cash flows from investing activities:
Acquisition of property and equipment	$(14,048)	$(164,266)	$(12,746,842)
Investment in GlobalWave joint venture	—	—	(5,701,250)
Cash received in connection with GlobalWave acquisition	—	—	1,380,464
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	—	1,783,529	9,353,138
Exercise of warrants to acquire securities-available for sale	—	—	(1,620,000)
Net cash provided by (used in) investing activities	(14,048)	1,619,263	(13,522,390)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,891,959	4,295	216,714,583
Net proceeds from issuance of preferred stock and warrants	—	—	16,988,570
Payment of dividends on preferred stock	—	—	(212,517)
Proceeds from notes payable and warrants to Stockholders	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,250
Repayments of note payable	—	—	(255,000)
Redemption of preferred stock	—	—	(506,440)

Net cash provided by financing activities	3,891,959	4,295	237,027,446

Net increase (decrease) in cash and cash equivalents	(739,324)	(3,610,984)	5,066,588

Cash and cash equivalents at beginning of period	5,805,912	8,818,305	—

Cash and cash equivalents at end of period	$5,066,588	$5,207,321	$5,066,588

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

						Deficit accumulated during the development
	Class A Common Stock		Class B Common Stock		Capital in excess of		Accumulated Other
							Comprehensiv
	Shares	Amount	Shares	Amount	par value	stage	Income (Loss)	Total
Balance at December 31, 2004	76,177,617	$761,776	205,725	$2,057	$270,664,189	$(267,184,364)	$466,542	$4,710,200

Net loss	—	—	—	—	—	(4,545,578)	—	(4,545,578)
Unrealized holding losses on marketable securities	—	—	—	—	—	—	(153,209)	(153,209)
Comprehensive income (loss)	—	—	—	—	—	—	—	(4,698,787)
Issuance of Class A Common Stock at $0.88 per share, net of issuance costs of $208,041	4,659,090	46,591	—	—	3,845,368	—	—	3,891,959

Issuance of Class A Common Stock upon conversion of Class B Common Stock	30,000	300	(30,000)	(300)	—	—	—	—
Balance at March 31, 2005	80,866,707	$808,667	175,725	$1,757	$274,509,557	$(271,729,942)	$313,333	$3,903,372

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Notes to Unaudited Consolidated Financial Statements

March 31, 2005 and 2004

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of March 31, 2005 and December 31, 2004, and the results of its operations and cash flows for the quarters ended March 31, 2005 and 2004. Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2004, included in its Form 10-K filed on March 16, 2005. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary; and Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation. All significant intercompany transactions have been eliminated. The financial statements of Wave have been presented in the development stage format as prescribed by Statement of Financial Accounting Standard No. 7. Management has determined that Wave meets the criteria of a development stage enterprise as prescribed in Statement of Financial Accounting Standard No. 7 because it has devoted substantially all of its efforts since inception toward research and development activities and establishing a new business and, although planned principal operations have commenced, there has been no significant revenue from those operations.

1.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of March 31, 2005, has an accumulated deficit of $271,729,942. We also expect Wave will incur an operating loss for the calendar year of 2005. As of March 31, 2005, we had working capital of $2,823,629.

Considering our current cash balance and marketable equity securities, we project that we have enough liquid assets to continue operating into July, 2005. We will need a minimum of approximately $13,800,000 of additional cash to fund operating expenses and capital expenditures for the twelve-month period ending March 31, 2006.

Wave has begun market introduction of its security and broadband media distribution software products and has signed its initial distribution contracts for these applications. However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover our cash flow needs for the twelve-month period ending March 31, 2006, to fund its operating requirements.

It is likely that we will be required to raise additional capital through either equity or debt financings in order to adequately fund our capital requirements. We intend to sell additional shares of Class A Common Stock under the remaining availability of a $25,000,000 shelf registration statement that we filed on April 15, 2004 and that was declared effective by the Securities and Exchange Commission on May 10, 2004. Since that time, we have completed several sales of Class A Common Stock under this registration statement, which are listed below:

•    On August 2, 2004, we sold 3,529,412 shares of Class A Common Stock for $0.85 per share, for which we received $2,777,897, after paying underwriter and other fees. In addition, a total of 3,529,412 shares were offered in connection with this sale and issuance of these shares, in the form of an additional investment right with an exercise price of $1.00 per share and warrants for 4,411,765 shares at exercise prices ranging from $1.15 to $1.30 per share. The additional investment right expired on November 2, 2004. The warrants are exercisable during the period January 30, 2005 through January 30, 2006, and if exercised, may yield approximately $5.0 million in proceeds, net of offering expenses.

•    On December 16, 2004, we sold 5,484,790 shares of Class A Common Stock for $1.05 per share, for which we received $5,474,728, after paying underwriter and other fees.

•    On March 15, 2005, we sold 4,659,090 shares of Class A Common Stock for $0.88 per share, for which we received $3,891,959, after paying underwriter and other fees.

The remaining availability under this Shelf Registration, after subtracting the $12,859,030 in gross proceeds from the financings referred to above, and the potential proceeds from the outstanding warrants referred to above, is approximately $6,935,000.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing our business plan, we could be forced to cease operations or merge with another company.  No assurance can be provided that any of these initiatives will be successful.  Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through March 31, 2006 and beyond, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

2.         Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the quarters ended March 31, 2005 and 2004, were approximately 399,000 shares and 619,000 shares, respectively. Employee stock options and other stock warrants to purchase a weighted average of approximately 17,341,000 and 11,149,000 shares were outstanding for the quarters ended March 31, 2005 and 2004 respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

3.     Investments

    On February 2, 2001, Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ Interactive Zone, Inc. (“BIZ”), then a privately held company, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Wave’s investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ. Accordingly, the investment had been accounted for under the cost method of accounting, because the investment was less than 20% of the outstanding capital stock of BIZ and because Wave could not exercise significant influence over BIZ. On August 24, 2001, SSP Solutions, Inc. (“SSP”) was formed through a merger of BIZ with Litronic, Inc., a publicly traded company that provides authentication and encryption security technology. As a result of the merger, Wave was issued 3,083,083 shares (14.95%) of the common stock of SSP in exchange for the BIZ shares it held.

    During 2002, SSP issued Wave an additional 1,800,000 shares of common stock in connection with the cancellation of a development agreement that was entered into between the two parties in October 2000. The basis of the shares acquired in 2002 of $1,818,000 was recorded as a gain from termination of the development contract.

 In August 2004, SSP merged with Saflink Corporation (“Saflink”). Pursuant to the merger agreement between SSP and Saflink, holders of SSP common stock were issued 0.6 shares of Saflink common stock for every share of SSP common stock held. At the time of the merger, Wave held 2,043,283 shares of SSP, which were surrendered in exchange for 1,225,970 shares of Saflink, in accordance with the 0.6 ratio.

As detailed in the table below, Wave’s investment in Safllink, which was classified as available-for-sale securities, consisted of 259,670 shares valued at $568,671, as of March 31, 2005 and 259,670 shares valued at $721,880, as of December 31, 2004.

	Shares	Adjusted cost basis	Unrealized gain	Carrying value	Value per share
Balance as of December 31, 2004	259,670	$255,338	$466,542	$721,880	$2.78
Other comprehensive income-unrealized gain on marketable securities	—	—	(153,209)	(153,209)	$(0.59)
	259,670	$255,338	$313,333	$568,671	$2.19

    During the quarter ended March 31, 2004, Wave sold 1,031,600 shares of SSP at an average selling price of $1.73 per share, realizing an aggregate gain from the sales of $1,174,885. Wave sold no shares of marketable securities during the quarter ended March 31, 2005. Wave uses the specific identification method to determine cost in computing realized gains or losses.

    Wave recorded unrealized gains and losses on marketable equity securities included in other comprehensive income, as follows, for the quarters ended March 31:

	2005	2004
Unrealized holding gains	$(153,209)	$1,334,918
Reclassification adjustment for realized gains on securities sold, included in net income	—	(1,174,885)
Net change in accumulated unrealized gain	$(153,209)	$160,033

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share. Through March 31, 2005, Wave has funded Wavexpress with approximately $36.5 million in cash, plus approximately $8.5 million in accrued interest. Approximately $9.5 million automatically converted into 1,826,570 additional shares of Wavexpress at an average conversion price of $5.20 per share. These amounts are eliminated in consolidation.

As of March 31, 2005, Wave owned 69% of Wavexpress while Sarnoff owned 25.6%. None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements. Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $600,000 and $928,000 for the quarters ended March 31, 2005 and March 31, 2004, respectively.

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

The following table shows Wave’s pro forma net loss and loss per share if the company had accounted for stock options under SFAS No. 123 for the three months ended March 31:

	Three Months ended
	March 31, 2005	March 31, 2004
Net loss to common shareholders — as reported	$(4,545,578)	$(3,408,764)
Net loss to common shareholders — pro forma	(5,137,501)	(3,947,283)
Loss per common share — as reported	(0.06)	(0.05)
Loss per common share — pro forma	$(0.07)	$(0.06)

6.     Warrants Containing Cash Settlement Provisions

        Wave follows the FASB’s Emerging Issues Task Force pronouncement No. 00-19 (“EITF 00-19”) to account for derivative financial instruments indexed to, and settled in our own stock. These include financial instruments such as options or warrants to purchase Wave stock, but does not include employee stock options. EITF 00-19 requires that freestanding financial instruments of this nature be classified as an asset or liability at fair value, in the event that the contract underlying any such financial instruments includes a net cash settlement provision. In addition, EITF 00-19 requires any such asset or liability to be marked to market at the end of each period, with any resulting difference in fair value to be recorded as income or loss, through the company’s statement of operations, depending upon whether the difference results in a gain or loss.

    On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave common stock at an exercise price of $2.62 per share in connection with a private placement of common stock with a group of accredited investors. The warrants have a three-year term. The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if at any time the warrants are “in the money” and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19. Although the registration statement was declared effective by the Securities Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and there are circumstances that could potentially cause the registration statement to cease to remain effective. Accordingly, Wave recorded a liability in its balance sheet that was valued at $377,553 as of March 31, 2005 and $493,128 as of December 31, 2004. These values were arrived at utilizing the Black-Scholes option pricing model with the following assumptions:

	As of March 31, 2005	As of December 31, 2004
Expected life (years)	1.65	1.92
Interest rate	3.78%	3%
Volatility	134.9%	128%
Dividend yield	0%	0%

 The decrease in fair value of the liability associated with the warrants of $115,575 was recorded as an unrealized gain in Wave’s statement of operations in the quarter ended March 31, 2005, versus a gain of $447,401 was recorded for the quarter ended March 31, 2004, in accordance with EITF 00-19.

7.     Contingencies

    Securities and Exchange Commission Investigation

    On December 17, 2003, Wave received an Order by the Securities and Exchange Commission (the “Commission”) regarding a formal investigation. The focus of this investigation is on certain public statements made by Wave during and around August 2003, as well as certain trading in Wave’s securities during such time. Wave is cooperating fully with the Commission in this investigation. Wave is unable to predict the outcome of this investigation at this time.

    Purported Class Actions

    Several similar purported class action complaints have been consolidated into a single amended class action complaint in an action pending in the United States District Court for the District of Massachusetts, naming Wave, its Chief Executive Officer and its Chief Financial Officer.

    The purported class action has been filed by alleged purchasers of Wave’s Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004. The complaints claim that Wave and the named individuals violated the federal securities laws by publicly disseminating materially false and misleading statements regarding Wave, relating to Intel and IBM agreements, resulting in the artificial inflation of Wave’s Class A Common Stock price during the purported class period. The complaint does not specify the amount of alleged damages plaintiffs seek to recover.

    Wave intends to defend the action vigorously. Wave is unable to predict the outcome of this action.

Derivative Actions

A consolidated, purported derivative action has also been filed in the United States District Court for the District of Massachusetts. The complaint names all of Wave’s directors during the period July 2003 through February 2004 as defendants and alleges claims for breach of fiduciary duties and other claims. The allegations are very similar to the allegations made in the purported securities class action because the allegations concern the very same alleged statements alleged in the purported class actions. Wave is also named as a nominal defendant, although the actions are derivative in nature and purportedly asserted on behalf of Wave. The defendants have filed a motion to dismiss which is pending before the court.

8.     Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services. These products and services constitute Wave’s reportable segments. Net losses for reportable segments exclude interest, realized gains on marketable securities and unrealized gain on decrease in value of warrant liability. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s management.

The following sets forth reportable segment data:

	Three months ended March 31,
	2005	2004
Operating Revenues:
EMBASSY® digital security products and services	$69,477	$24,134
Wavexpress broadband media distribution products and services	8,399	26,309
Total Operating Revenues	77,876	50,443
Net Loss:
EMBASSY® digital security products and services	(4,081,936)	(4,109,857)
Wavexpress broadband media distribution products and services	(600,355)	(927,894)
Total segments net loss	(4,682,289)	(5,037,751)
Interest income	21,136	6,701
Gain on sales of marketable securities	—	1,174,885
Unrealized gain on decrease in value of warrant liability	115,575	447,401
Net Loss	(4,545,578)	(3,408,764)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	180,724	158,987
Wavexpress Data Broadcasting	26,860	50,663
Total Depreciation and Amortization Expense	207,584	209,650
Capital Expenditures:
EMBASSY® digital security products and services	11,410	125,656
Wavexpress Data Broadcasting	2,638	38,610
Total Capital Expenditures	$14,048	$164,266

	As of
	March 31,	December 31,
	2005	2004
Assets:
EMBASSY® Trusted Client Platform and services	$7,153,512	$8,167,614
Wavexpress Data Broadcasting	278,647	286,968
Total Assets	$7,432,159	$8,454,582

9.     Issuance of Common Stock

On March 15, 2005, Wave entered into a securities purchase agreement, pursuant to which Wave sold and issued 4,659,090 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $4,100,000. The shares of Class A Common Stock were priced at $0.88. Corpfin, Inc. (the “Placement Agent”), had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave paid the placement agent a fee equal to 4% of the gross proceeds of this offering. Wave realized net proceeds of $3,891,959 after deducting placement agent and other fees associated with the issuance of these securities, which totaled $208,041. These shares were drawn-down off of a shelf registration statement, which was filed by Wave on April 15, 2004, and declared effective by the Securities and Exchange Commission on May 10, 2004.

10.  New Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R which eliminates our ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective generally for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original Statement 123 will apply this revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original Statement 123. We are currently evaluating the requirements of SFAS 123R and will adopt this statement at the effective date. Although we cannot estimate the exact amount at this time, we expect that the adoption of this statement will have a material effect on our financial statements.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

Wave Systems Corp., a development stage company, develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to and compliant with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org (“TCG”). Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues. These issues include: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security, and regulatory compliance.

TCG is an industry standards body, comprised of computer and device manufacturers, software vendors and others, whose purpose is to develop, define and promote open industry standard specifications for embedded hardware-enabled computing products, including security technologies across multiple platforms, peripherals and devices. The current TCG specification recommends a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module (“TPM”) that performs protected activities, including protected storage, platform authentication, protected cryptographic processes and attestable state capabilities to provide the first level of trust for the computing platform (a “Trusted Platform”). The TPM is a hardware chip that is separate from the platform’s main CPU(s) that enables secure protection of files and other digital secrets, and performs critical security functions, such as generating, storing and protecting “cryptographic keys,” which are secret codes used to decipher encrypted or coded data. While TPMs provide the anchor for hardware security, trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services, such as key management and credential authentication.

In 2003, Wave began the market introduction of its first commercial products designed to support the first emerging products that include TPMs in this marketplace. In 2004, Wave continued to develop enhancements to its existing products and has developed additional products in support of the emerging TCG specifications. Wave continues to develop these products through the first quarter of 2005.

As the market for TPM-enabled products developed with computing devices being shipped in volume by leaders in the PC industry, Wave has used the development work on the EMBASSY® Trust System to support security hardware based on the TCG specifications This work has led to the development and marketing of our current products. Wave’s products are unique because they support cross platform interoperability for the currently available TPM chips from National Semiconductor, Atmel, Infineon and ST Microsystems, and have been certified for usage on TPM platforms shipped by Intel, IBM, HP and Dell.

Wave is devoting its resources to capitalize on the opportunities presented by this developing market, and to overcome the specific challenges in achieving this goal.

The market trends and opportunities on which management focused its activities on during the quarter ended March 31, 2005 included the following:

•      The market for information security services is growing rapidly. According to industry analyst IDC, the U.S. market for information security services is expected to grow from approximately $4 billion in 2001 to $10.7 billion in 2006, representing a compound annual growth rate of 21.7%. The global market for information security is expected to reach $23 billion by 2006. (1)

•      The persistence of security threats indicates that hardware is needed to provide more robust security than traditional software solutions.

•      There is an emergence of TPM-enabled PCs being sold into the marketplace. This emergence is complementary to Wave’s business model, which largely relies upon providing software and services for Trusted Platforms rather than selling the hardware itself.

•      Business and security strategies are becoming more closely aligned due to the increasing rate of significant high profile and costly security breaches and the associated risks presented by these breaches.

•      In-house security expertise remains in short supply. Wave seeks to capitalize on its expertise as awareness of TPM-enabled solutions increases.

•      In its Version 3.0, Revision Draft 0.51, dated April 25, 2005, Microsoft has required TPM version 1.2 in its draft Longhorn operating system hardware requirements for logo compliance for “Gold” level business PCs. Wave believes that a significant percentage of the approximately 150 million-unit PC market will include TPMs by December 2006, which is Microsoft’s stated launch date for Longhorn.

In pursuing these opportunities, we recognize many significant challenges that must be overcome, including:

•      Tight enterprise IT budgets — industry data appear to show that, while enterprise security will be a priority, it will be challenged by tight budgets.

•      Long sales cycle due to continued lack of support for enterprise spending on security solutions — information security continues to be viewed as an IT issue versus a business issue.

•      Market awareness — need to educate the marketplace of the advantages of utilizing hardware trusted platforms as a security solution.

•      Limited availability of capital resources — Wave continues to rely on financing the development of its business by issuing new equity.

(1) IDC, The Shifting Landscape: U.S. Information Security Services, Jan. 2003, document # 28640.

As more PC and chip original equipment manufacturers (“OEMs”) have begun introducing their Trusted Platform offerings, Wave’s management has focused on entering into licensing contracts in which the OEM licenses our applications and bundles them with their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with three separate OEM partners. In addition, we have sought to develop our products so that they operate on all of the Trusted Platforms of the major chip OEM currently shipping product in the marketplace and our applications have been approved to work with the Trusted Platforms of Intel, IBM, HP, Atmel, Infineon, ST Microsystems and others.

Management is also focused on developing the client and server-side applications and tools that will enable enterprises to manage an IT infrastructure that relies on TCG hardware-enabled security. Wave is devoting a significant portion of its research and development budget to address this opportunity, as this will be a key ingredient for enterprises to successfully implement a Trusted Platform solution. Wave released these tools and applications in 2004, and has signed license agreements in 2005 for Wave’s TCG-Enabled Toolkit and Key Transfer Manager Enterprise Server for Active Directory (“KTM ES AD”).

With respect to sales and marketing, management is focused on broadening distribution strategies to include the direct engagement of our channel partners using their resellers and systems integrators. We have also expanded our targeted presence selling directly to OEMs and we have specifically focused our resources towards solution selling in these channels. We have reorganized and shifted the focus of our sales force in order to achieve these objectives. We have also hired regional sales representation in Japan.

Management is also focused on opportunities for its eSign Transaction Management Suite to provide digital signing and document management solutions to the financial services industry and other vertical markets in which there is a clear and identifiable value from implementing these solutions. Although we have met significant implementation challenges and long sales cycles with this effort, we have also experienced significant interest in these products and continue to pursue this opportunity.

Wavexpress, Inc. (“Wavexpress”) is focused on building a sustainable revenue stream by establishing partnerships with branded content providers to provide paid and advertising supported video entertainment services. These services are designed into existing web sites and presented as extensions of Microsoft Media Center Edition PC’s. The company is extending the technology so that its subscriber management system can leverage the added security of a TPM and is preparing back-office systems for standalone deployment into enterprise installations. Wavexpress currently has three active contracts that are generating revenue in 2005. It is expected that these contracts will generate revenue that is in line with the revenue that Wavexpress has generated in the last two fiscal quarters. Management plans to continue to devote development resources towards building its feature set to meet market demand.

While management is primarily focused on the emerging TCG Trusted Platform opportunities, it remains committed to pursuing business opportunities that involve its proprietary EMBASSY Trust System products and services, primarily in the government sector.

Our Products

Client-side Applications

The EMBASSY Trust Suite

 The current version of the EMBASSY Trust Suite is a set of applications and services that are designed to bring functionality and user value to TPM enabled products. Designed to make the TPM easy for users to set up and use, the EMBASSY Trust Suite includes the EMBASSY Security Center (the “ESC”), Document Manager Vault (“Vault”), Private Information Manager (“PIM”), SmartSignature and Key Transfer Manager (“KTM”).

 The ESC enables the user to set up and configure the TPM platform. In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management.

Data Protection is addressed by the Vault,which provides document encryption, decryption and client side storage of documents. The Vault, which works with Microsoft Windows, and Microsoft Office, secures documents against unauthorized users and hackers.

Password management is a security challenge due to the increasing number of passwords required and the tendency of users to select easily guessed passwords. To help improve these password issues, PIM uses the TPM to securely store and manage user information such as user names, passwords, credit card numbers and other personal information. It retrieves login information to efficiently fill in applications, web forms and web login information.

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

Additionally, in 2004, Wave began developing a new set of TPM Wizards as part of the EMBASSY Trust Suite which allow users to setup and use the TPM for securing 802.11x wireless networks, the Windows Encrypting File and encrypting email. The TPM Wizard enhancement was released during the 1st quarter of 2005. Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve. Current planned development costs for this product group are expected to be approximately $2.4 million for the twelve-month period ending March 31, 2006.

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

Current planned development costs for this product group are expected to be approximately $1.1 million for the twelve-month period ending March 31, 2006.

EMBASSY Trust Server Applications

The EMBASSY Trust Server applications include KTM ES AD, an essential application for managing Trusted Platforms. KTM ES AD is a server application that is designed to eliminate the risk of serious data loss in the event that a TPM, hard drive or motherboard becomes corrupted, or a user leaves the organization. For instance, an organization may require access to a former employee’s encrypted data or TPM-secured keys for business continuity or disaster recovery purposes. KTM ES AD enables enterprise level key protection services while ensuring proper archive procedures and recovery capabilities. KTM ES AD was released for availability in 2004.

Current planned development costs for this product are expected to be approximately $1.6 million for the twelve-month period ending March 31, 2006.

Digital Signature and Electronic Document Management

On October 4, 2001 Wave acquired the digital signature and electronic document management technology, SmartSignature and SmartSAFE, from SignOnLine, Inc. (“SignOnLine”), a California-based company. This group of products now makes up our eSign Transaction Management Suite, also known as eTMS (“eTMS”), which now consists of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect. SmartSignature Version 3.0 is a digital signature application that connects signers and institutions — banks, insurance companies, enterprises, etc. — through a legally binding digital signature. To increase the security associated with identity protection and digital signing credentials, Wave’s SmartSignature is currently enabled for the support of TPMs. SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked. SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents. SmartSAFE also supports archival and management of unsigned documents in virtually any format. These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods. SmartSignature Version 3.0 and SmartSAFE Version 3.0 have been completed and Wave commercially released these products in the first quarter of 2003. SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed and released in January of 2003. Development of eTMS is being based on specific industry and customer opportunities. Wave will continue to allocate resources towards marketing and sales to promote these products. Current planned development costs for enhancements to this product group are expected to be at least $300,000 for the twelve-month period ending March 31, 2006.

Wave’s eTMS, in addition to being part of the EMBASSY Trust Suite applications and supporting TPMs, is also being independently marketed in the insurance, mortgage, finance, government, and other markets which are seeking digital signature solutions that are compliant with the Electronic Signatures in Global and National Commerce Act (“ESIGN”). In 2004, Wave announced that it had signed a licensing agreement with a la mode, inc., the nation’s largest developer of valuation workflow software to offer a comprehensive solution for securely managing real estate and mortgage transactions online. Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

The EMBASSY Trust System

The EMBASSY Trust System is Wave’s proprietary co-processor cryptographic subsystem and supporting infrastructure; it is a separate chip with its own processor designed to provide security functions such as hidden processing of software applications and the protected storage of cryptographic keys and encrypted data that works with client and server software applications that provide and/or manage various security functions. Products that make up the EMBASSY Trust System include hardware and software. The hardware products that make up this product group are the EMBASSY 2100 security chip (referred to above) and secure user input devices such as EMBASSY Smart Card Readers and EMBASSY Smart Card Reader Keyboards that use EMBASSY 2100 chips. These devices are being marketed, on a limited basis, to government and military markets. The software products included in this product group are the Trust Assurance Network, which is the back office security infrastructure of the EMBASSY Trust System; Assistant, a client interface that allows the user to securely enter and store their personal and financial data, personal identification numbers, passwords, digital certificates and other information that requires security; the Cyber-Comm applet, a secure French banking application that runs on an EMBASSY chip; and FINREAD, a JAVA interface for online transactions. No further development activities are planned for this product group. The primary assets of this product group have served as the basis for the development of the TCG-compliant products in the EMBASSY Trust Suite and EMBASSY Trust Server applications.

Broadband Media Distribution

Wave offers its data broadband content distribution products through Wavexpress, a joint venture between Wave and Sarnoff Corporation. The joint venture was established on October 15, 1999. Under the joint venture agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress. Wave received a 53% equity interest and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter

Sprague, former Chairman of Wave, Steven Sprague, Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

Wavexpress has developed a vertically integrated suite of products designed to enable the optimum broadband distribution of digital programming. This system is offered to content providers looking to deliver high-quality broadband media services, either to generate enhanced advertising revenue or subscription fees for premium services. Wavexpress provides its customers with tools for publishing content through the network and client software for presenting the content to the end user. The client software is integrated and promoted through Microsoft’s Media Center Edition operating system, as well as with Microsoft’s Internet Explorer web browser.

We believe Wavexpress’ products deliver value to content providers because the technology enables a broadband-delivered video experience which, to the end-user, is more like watching a DVD than streaming video over the Internet. Rather than streaming, Wavexpress utilizes a managed media cache at the point of presentation — the end-user PC. Media is downloaded to subscribers at off-peak hours and made available for playback once fully stored on the subscriber’s PC. This provides a higher quality, more reliable video experience than streaming video.

Planned future development expenditures are expected to approximate $1.2 million for the year ending March 31, 2006. As of March 31, 2005, Wave owned 69% of Wavexpress and Sarnoff owned 25.6%.

Our Market

Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a network or platform. Because of these persistent security concerns, there is now a recognized need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks. The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices. The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating an authenticatable security environment within the computer itself, will the information stored on the platform be adequately secure. Wave is seeking to become a software, application, and services leader in hardware-based digital security and e-commerce products markets. Because Wave has been a pioneer in developing hardware-based computer security systems, it is distinctively positioned to take advantage of its unique knowledge, significant technology assets and trusted computing intellectual properties.

Because hardware-based trusted computing involves a new approach to conducting business and exchanging information using computer systems, it will require that traditional software-based security be augmented with next generation hardware-based security and an enhanced support infrastructure. Intensive marketing and sales efforts have been and will continue to be necessary, in order to generate demand for products using Wave’s technology, and to ensure that Wave’s solution is accepted in this emerging market. The current primary focus is on closing business with chip OEM, PC OEMs, enterprise customers and systems integrators. Wave has also undertaken steps to develop and establish a reseller channel for our products.

R&D

Wave is a development stage company and has realized minimal operating revenues since its inception. At March 31, 2005, Wave had an accumulated deficit of approximately $271.7 million. Wave has made a substantial investment in research and development including $1.6 million for the quarter ended March 31, 2005, and expects to continue to make substantial investments in its products and technology. For the years ended December 31, 2004, 2003 and 2002, Wave spent approximately $6.8 million, $7.4 million and $12.0 million, respectively, on research and development activities. In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997. From its inception in February 1988 through March 31, 2005, Wave has spent approximately $99.8 million on research and development activities.

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

Research and Development and Software Development Costs - Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”). SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility is established for the product. Once technological feasibility is established and the product has achieved commercial marketability, all development costs should be capitalized until the product is available for general release to customers. We consider technological feasibility to be established upon completion of a detail program design ,or in the absence of a detail program design, upon completion of a working model of the software, as defined in SFAS No. 86. Judgment is required in determining when the technological feasibility of a product is established, if the product has achieved commercial marketability and in estimating the life of the product for which the capitalized costs will be amortized.

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

Revenue Recognition — Wave’s business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, EMBASSY Trust Server, Wavexpress’ broadband media distribution and eTMS software products, sales of hardware and development contracts. Many of our sales arrangements include multiple elements, and in some cases require significant modification or customization of our software.

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

 PRODUCTS — SOFTWARE AND HARDWARE

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

Results of Operations

    Three Months Ended March 31, 2005 and 2004

Wave had revenues of $77,876 and $50,443 for the three months ended March 31, 2005 and 2004, respectively, which were primarily derived from license contracts in both quarters.

The table below sets forth the components that make up the revenue for the quarters ended March 31:

	2005	2004	Increase/ (Decrease)	% Change
Product	$—	$6,660	$(6,660)	(100% )
Services	6,857	—	6,857	—
Licensing and Other	71,019	43,783	27,236	62%
Total Net Revenues	$77,876	$50,443	$27,433	54%

Cost of sales for the three months ended March 31, 2005, was $169,118 compared with $27,134 for the same period in 2004. The increase in costs of sales was due to additional amortization of capitalized software associated with products licensed during the March 31, 2005 quarter versus the prior year quarter.

Selling, general and administrative (“SG&A) expenses for the three months ended March 31, 2005 were $2,996,590, as compared to $3,304,791 for the comparable period of 2004, a decrease of approximately 9%. The decrease was due in large part to decreases in salary and benefit costs totaling approximately $105,797 on a consolidated basis, associated with headcount reductions at Wavexpress, and a decrease in legal expense of $150,174 associated with lower expenses in the quarter ended March 31, 2005 versus the prior quarter, in connection with pending legal matters. In addition, depreciation and amortization expense was lower by $150,516, related to amortization that was included in SG&A for the quarter ended March 31, 2004, whereas for the quarter ended March 31, 2005, the expense was related to revenue and therefore was included in cost of sales.  These expense decreases were partially offset by increases in advertising and marketing expense of approximately $52,000 and higher recruiting expenses in the quarter ended March 31, 2005 versus the prior year quarter of approximately $38,000. Included in the amounts listed above are Wavexpress’ selling, general and administrative expenses, which were $292,368 and $529,257 for the quarters ended March 31, 2005 and 2004, respectively. This 45% decrease was due primarily to decreased salary, benefit, travel and other employee-related expenses totaling $178,432 related to headcount reductions at Wavexpress, where five selling, general and administrative positions were eliminated.

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

Research and development expenses for the three months ended March 31, 2005 were $1,594,457, as compared to $1,756,269 for the comparable period of 2004, a decrease of 9%. This decrease was primarily attributable to decreases in salaries, fringe and benefit expenditures of $86,675 at Wavexpress associated with headcount reductions as Wavexpress, due to scaled back research and development efforts that occurred in the fourth quarter of 2004. In addition, Wave decreased temporary consulting expenses by $26,172 and maintenance and license fees decreased by $21,336. Wavexpress’ research and development expenditures included in the above were approximately $307,438 and $410,993 for the quarters ended March 31, 2005 and 2004, respectively, for a decrease of approximately 25%, related primarily to the salary and fringe benefit cost reductions referred to above.

Interest income for the three months ended March 31, 2005 was $21,136 as compared to $6,701 for the comparable period of 2004. The increase in interest income is primarily attributable to an increase in interest rates earned on Wave’s money market accounts for the quarter ended March 31, 2005 compared with the same period in 2004.

Wave sold 1,031,600 shares of its holdings of SSP Solutions, Inc, common stock during the quarter ended March 31, 2004 for total proceeds of $1,783,529, recording a realized gain of $1,174,885 on the sales. No sales of marketable securities took place for the quarter ended March 31, 2005.

For the quarter ended March 31, 2005, Wave recorded a gain, representing the decrease in the value of the liability for outstanding warrants containing net cash settlement features, of $115,575, versus a gain of $447,401 for the quarter ended March 31, 2004. These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003. The liability, calculated using the Black-Scholes option pricing model, was valued at $493,128 as of December 31, 2004, and $377,553 as of March 31, 2005. The decrease was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave’s Class A Common Stock from December 31, 2004 to March 31, 2005. Because the price of Wave’s Class A Common Stock declined, the fair value of the warrants declined as well resulting in the gain.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended March 31, 2005 was $4,545,578 as compared to $3,408,764 for the comparable period of 2004.

Liquidity and Capital Resources

    Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of March 31, 2005, had a $271,729,942 deficit accumulated during the development stage.  Total stockholders’ equity as of March 31, 2005 was $3,903,372. Wave has financed its operations through March 31, 2005 principally through the issuance of Class A and B Common Stock and various series’ preferred stock, for total net proceeds of $237,027,446.

Sources and uses of cash

As of March 31, 2005, Wave had $5,066,588 in cash and cash equivalents. As of December 31, 2004, Wave had $5,805,912 in cash and cash equivalents. Wave had marketable securities with a value of $568,671 as of March 31, 2005 and $721,880 as of December 31, 2004. The decrease in cash and cash equivalents of $739,324, resulted from $4,617,235 used in operating activities, $14,048 used in investing activities for the acquisition of capital assets; offset by $3,891,959 in cash that was generated through financing activities, from the sale of 4,659,090 shares of Class A Common Stock. At March 31, 2005, Wave had working capital of $2,823,629.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve months ending March 31, 2006 will be approximately $19,400,000, including research and development (including capitalized product development), acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

  Expected sources of capital include the following:

•      cash on hand of $5,066,588 as of March 31, 2005

•      sales of marketable securities valued at $568,671 as of March 31, 2005

•      cash from sales and licensing of products

•      additional financings

Given Wave’s capital requirements for the twelve-month period ending March 31, 2006 as indicated above, Wave’s cash on hand as of March 31, 2005, by itself will not be sufficient to fund its operations for the full twelve-month period ending March 31, 2006.

It is likely that Wave will seek to obtain additional funding from further sales of newly issued shares of its Class A Common Stock.  We intend to sell additional shares of Class A Common Stock under the remaining availability of a $25,000,000 shelf registration statement that we filed on April 15, 2004 and was declared effective by the Securities and Exchange Commission on May 10, 2004. Since that time, we have completed several sales of Class A Common Stock under this registration statement, which are listed below:

•    On August 2, 2004, we sold 3,529,412 shares of Class A Common Stock for $0.85 per share, for which we received $2,777,897, after paying underwriter and other fees. In addition, a total of 3,529,412 shares were offered in connection with this sale and issuance of these shares, in the form of an additional investment right with an exercise price of $1.00 per share and warrants for 4,411,765 shares at exercise prices ranging from $1.15 to $1.30 per share. The additional investment right expired on November 2, 2004. The warrants are exercisable during the period January 30, 2005 through January 30, 2006, and if exercised, may yield approximately $5.0 million in proceeds, net of offering expenses.

•    On December 16, 2004, we sold 5,484,790 shares of Class A Common Stock for $1.05 per share, for which we received $5,474,728, after paying underwriter and other fees.

•    On March 15, 2005, we sold 4,659,090 shares of Class A Common Stock for $0.88 per share, for which we received $3,891,959, after paying underwriter and other fees.

The remaining availability under this Shelf Registration, after subtracting the $12,859,030 in gross proceeds from the financings referred to above, and the potential proceeds from the outstanding warrants referred to above, is approximately $6,935,000.

An additional source of cash to fund operations for the period will likely come from the sales of its marketable securities, valued as of March 31, 2005 at approximately $568,671, which consist of 259,670 shares of Saflink’s common stock. Wave may sell some or all of its holdings in Safllink, as needed to fund its operations for the twelve-month period ending March 31, 2006.

Revenue outlook

During 2003, Wave began licensing its EMBASSY Trust Suite software through bundling arrangements with OEMs with whom it signed contracts during the year. In addition, Wave received revenues from software development and other services. Total cash received from all revenue sources in 2004 totaled approximately $355,000. As of March 31, 2005, we have received approximately $228,000.

Because of the early stage of Wave’s market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues. We do not expect to generate revenues at a level to cover our total operating costs for the twelve-month period ending March 31, 2006. We continue to work with our current partners and customers to introduce and promote our existing software products and new software products, which are under development, in an effort to expand the market for TPM-based secure computing and thereby increase our market share and revenues. However, because TCG hardware security is still a new, developing category within the computer security market, the ultimate size of this market and the timeframe for its development are still unknown and difficult to predict. Wave will also continue to pursue hardware sales and licensing of its proprietary EMBASSY Trust System, primarily in government-related security markets.

Wavexpress currently has three active contracts with customers for its broadband media distribution services. Under these contracts, Wavexpress shares subscription and/or advertising revenue generated by the client’s website in addition to bandwidth fees. Given that this is a new type of service, it is difficult to predict the subscription levels and, therefore, the revenue that will be generated from these contracts. In addition, Wavexpress has a number of customer prospects with whom it may close business in 2005. However, it is also difficult to predict the number of contracts that it will enter into during the year.

Known trends and uncertainties affecting future cash flows

Wave’s cash and marketable securities on hand will not, on their own, be sufficient to fund operations for the full twelve-month period ending March 31, 2006. Furthermore, given the uncertainties described above with respect to Wave’s revenue outlook for the period, there exists a high likelihood that additional funding will need to be obtained. Alternatively, Wave will be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives. The amount of any such financing is unknown at this time. However, because it is uncertain whether revenues will grow substantially during the twelve-month period ending March 31, 2006, and given the available cash and marketable securities currently on hand, it is likely that Wave will be required to generate at least $13,800,000 in additional funding to continue in business through March 31, 2006. It should also be noted that the market price of Saflink’s common stock is and has historically been volatile, and there is no certainty that such market price will not decrease thereby reducing the amount of proceeds realizable from this investment.

Other uncertainties that may impact the future business outlook

Uncertainty exists with respect to the legal matters that are currently pending including the formal SEC investigation and the class action securities and derivative shareholder lawsuits that have been served on Wave. There is uncertainty as to the amount of legal costs that Wave may incur in addressing these matters. In addition, the extent of any impact due to negative publicity or perceived negative publicity is unknown.

Because the information security services market and the TCG hardware security category, in particular, are in early stages of development, customer requirements may change and new competitive pressures can emerge, which could require a shift in product development and/or market strategy. Should such shifts occur, it may require development, marketing and sales strategies to re-start or expand, which would likely increase operating costs, requiring additional capital. Such shifts have occurred several times throughout Wave’s history and have required significant changes in strategy and business plan.

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing beyond March 31, 2006 to increase market awareness. Therefore, if Wave is not able to begin to generate significant revenues by March 31, 2006 to cover its operating costs, it will need to generate capital from other sources, including raising funds through either issuing additional common stock, preferred stock and/or debt to fund its operations beyond March 31, 2006.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Total
Operating leases commitments	$994,000	$1,152,000	$298,000	$2,444,000

Net operating and capital loss carryforwards

As of December 31, 2004, Wave had available net operating and capital loss carryforwards for Federal income tax purposes of approximately $232 million, which expire beginning in 2005 through 2024. Because of the “change in ownership” provisions of the Tax Reform Act of 1986, the utilization our net operating and capital loss carryforwards against taxable income in future periods may be subject to an annual limitation if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following. As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

Going concern opinion

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave’s independent auditors, KPMG LLP, have issued a report on Wave’s financial statements as of December 31, 2004, dated March 15, 2005, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern. (See also Note 1 to Wave’s consolidated financial statements.)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R which eliminates our ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective generally for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original Statement 123 will apply this revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original Statement 123. We are currently evaluating the requirements of SFAS 123R and will adopt this statement at the effective date. Although we cannot estimate the exact amount at this time, we expect that the adoption of this statement will have a material effect on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Wave’s investment portfolio consists of a minority equity investment in Saflink Corporation, a publicly traded company. As of March 31, 2005, we held 259,670 shares of Saflink’s common stock. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. This investment is inherently risky because the markets for the technologies or products that Saflink has under development are typically in the early stages and may never become profitable. In addition, the value of this investment is subject to significant price volatility, and therefore, our investment in these shares is subject to potentially significant declines in value. For example, during the period that Wave has held shares of Saflink, its closing price has fluctuated from a low closing price of $1.75 to a high closing price of $2.97. The following table presents the change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from August 9, 2004, which was the first trading day that Wave owned Safllink’s common stock through April 22, 2005:

	Fair Market Value (“FMV”) at the lowest closing price from August 9, 2004 through April 22, 2005	FMV as of March 31, 2005	FMV at the highest closing price from August 9, 2004 through April 22, 2005
Corporate Equities	$454,421	$568,671	$771,217
Percentage decrease from highest closing price	41%	26%	—
Percentage decrease from FMV as of March 31, 2005	20%	—	—

Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 20% and 41% of the fair market value of these investments as of March 31, 2005. The amount of such hypothetical future losses in fair market value would be equal to approximately $113,735, $147,856 and $233,157, using hypothetical losses of 20%, 26% and 41%, respectively.

        The exposure to market risk associated with interest rate-sensitive instruments is not material to Wave. Our investment portfolio consists primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.		Description of Exhibit
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2005	.
WAVE SYSTEMS CORP
(Registrant)

	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer