Form 10-Q
period 2005-06-30
WAVE SYSTEMS CORP
filed 2005-08-09
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒  No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of August 2, 2005: 83,120,182 shares of Class A Common Stock and 175,725 shares of Class B Common Stock.

PART I -                                                FINANCIAL INFORMATION

Item 1.                                                             Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated (Unaudited) Balance Sheets

	As of
	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,083,056	$5,805,912

Marketable securities	428,450	721,880

Prepaid expenses and other receivables	433,344	272,557

Total current assets	1,944,850	6,800,349

Property and equipment, net	1,072,228	1,435,053

Other assets	212,129	219,180

Total Assets	3,229,207	8,454,582

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued expenses	2,925,734	2,900,064
Deferred revenue	474,580	351,190
Total current liabilities	3,400,314	3,251,254

Liability for warrants containing cash settlement provisions	30,268	493,128
Total liabilities	3,430,582	3,744,382

Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 81,120,182 shares issued and outstanding in 2005 and 76,177,617 in 2004	811,202	761,776
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 175,725 shares issued and outstanding in 2005 and 205,725 in 2004	1,757	2,057

Capital in excess of par value	274,702,423	270,664,189

Deficit accumulated during the development stage	(275,889,869)	(267,184,364)
Accumulated other Comprehensive Income – unrealized gain on marketable securities	173,112	466,542

Total Stockholders’ equity (deficit)	(201,375)	4,710,200

Total Liabilities and Stockholders’ Equity	$3,229,207	$8,454,582

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Six Months ended		Period from February 12, 1988 (inception) through
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Net Revenues:
Product	$—	$—	$—	$6,660	$496,624
Services	13,525	—	20,382	—	845,855
Licensing and other	244,130	6,300	315,149	50,083	1,125,036
Total Net Revenues	257,655	6,300	335,531	56,743	2,467,515
Cost of sales:
Product	—	—	—	4,647	288,572
Services	14,586	—	23,723	—	409,966
Licensing and other	6,943	111	11,569	14,068	255,541
Amortization expense	155,355	2,981	310,710	11,511	375,204
Total Cost of sales	176,884	3,092	346,002	30,226	1,329,283
Gross margin	80,771	3,208	(10,471)	26,517	1,138,232
Operating expenses:
Selling, general, and administrative	2,937,271	3,502,642	5,933,862	6,807,433	158,547,930
Research and development	1,669,644	1,647,837	3,264,102	3,404,106	101,464,253
Write-off of intangibles and other impaired assets	—	301,366	—	301,366	3,634,314
Inventory provision	—	—	—	—	1,114,442
Restructuring costs and other special charges	—	—	—	—	726,280
Amortization of goodwill	—	—	—	—	2,294,176
Write-off of goodwill	—	—	—	—	3,054,456
In-process research and development expense	—	—	—	—	2,176,000
Acquisition costs	—	—	—	—	1,494,000
Aladdin license expense	—	—	—	—	3,889,000
	4,606,915	5,451,845	9,197,964	10,512,905	278,394,851
Other income (expense):
Interest income	18,934	6,793	40,070	13,494	10,331,124
Interest expense	—	—	—	—	(1,695,461)
Equity in losses of GlobalWave	—	—	—	—	(5,738,650)
Loss on other than temporary decline in marketable equity securities	—	—	—	—	(13,249,781)
Gain (loss) on sale of marketable securities	—	1,217,773	—	2,392,658	5,107,464
Liquidated damages	—	—	—	—	(155,716)
Unrealized (loss) gain in value of warrant liability	347,285	(96,856)	462,860	350,545	1,224,680
License fee	—	—	—	—	5,000,000
License warrant cost	—	—	—	—	(1,100,000)
Gain on termination of development contract	—	—	—	—	1,818,000
Other income (expense)	—	—	—	—	(174,910)
	366,219	1,127,710	502,930	2,756,697	1,366,750
Net loss	(4,159,925)	(4,320,927)	(8,705,505)	(7,729,691)	(275,889,869)
Accrued dividends on preferred stock	—	—	—	—	10,048,115
Net loss to common stockholders	(4,159,925)	(4,320,927)	(8,705,505)	(7,729,691)	(285,937,984)
Loss per common share	$(0.05)	$(0.06)	$(0.11)	$(0.11)	$(10.34)
Weighted average number of common shares outstanding during the period	81,125,995	67,362,876	79,179,623	67,350,260	27,648,704

See accompanying notes to unaudited consolidated financial statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended		Period from February 12, 1988 (date of inception)
	June 30 2005	June 30 2004	Through June 30, 2005
Cash flows from operating activities:
Net loss	$(8,705,505)	$(7,729,691)	$(275,889,869)
Adjustments to reconcile net loss to net cash used in operating activities:

Write-off of goodwill	—	—	3,054,456

Amortization of goodwill	—	—	2,294,176
Depreciation and amortization	413,636	443,894	12,141,431
Reserve for note from affiliate	—	—	1,672,934
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	119,000
Common stock issued in connection with License and Cross-License Agreement	—	—	1,124,960
Realized gain on marketable securities	—	(2,392,658)	(5,107,464)
Net losses realized on GlobalWave investment	—	—	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	—	80,609	3,018,880
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In-process research and development	—	—	2,176,000
Write-off of impaired assets	—	301,366	3,634,314
Loss on other than temporary decline in marketable equity securities	—	—	13,249,781
Gain on termination of development contract with SSP Solutions, Inc.	—	—	(1,818,000)
Unrealized gain on decrease in value of warrant liability	(462,860)	(350,545)	(1,224,680)
Preferred stock issued for services rendered	—	—	265,600
Compensation associated with issuance of stock options	3,647	—	2,022,910
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,253
Common stock issued by principal stockholder for services rendered	—	—	565,250
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	123,390	(14,222)	474,580
(Increase) decrease in prepaid expenses and other receivables	(160,787)	89,356	(403,023)
(Increase) decrease in other assets	7,051	11,189	(227,046)
Increase (decrease) in accounts payable and accrued expenses	25,670	184,711	3,314,837
Decrease in amounts due to charities	—	(243,197)	—
Decrease in cash restricted on behalf of charities	—	211,717	—
Net cash used in operating activities	(8,755,758)	(9,407,471)	(222,576,992)

	Six Months ended		Period from February 12, 1988 (date of inception)
	June 30, 2005	June 30, 2004	through June 30, 2005
Cash flows from investing activities:
Acquisition of property and equipment	$(50,811)	$(396,980)	$(12,783,605)
Investment in GlobalWave joint venture	—	—	(5,701,250)
Cash received in connection with GlobalWave acquisition	—	—	1,380,464
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	—	3,617,082	9,353,138
Exercise of warrants to acquire securities-available for sale	—	—	(1,620,000)
Net cash provided by (used in) investing activities	(50,811)	3,220,102	(13,559,153)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,083,713	34,295	216,906,337
Net proceeds from issuance of preferred stock and warrants	—	—	16,988,573
Payment of dividends on preferred stock	—	—	(212,517)
Proceeds from notes payable and warrants to Stockholders	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,250
Repayments of note payable	—	—	(255,000)
Redemption of preferred stock	—	—	(506,440)

Net cash provided by financing activities	4,083,713	34,295	237,219,201

Net increase (decrease) in cash and cash equivalents	(4,722,856)	(6,153,074)	1,083,056

Cash and cash equivalents at beginning of period	5,805,912	8,818,305	—

Cash and cash equivalents at end of period	$1,083,056	$2,665,231	$1,083,056

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common stock		Class B Common stock		Capital in excess of	Deficit accumulated during the development	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Par value	Stage	Income (Loss)	Total
Balance at December 31, 2004	76,177,617	$761,776	205,725	$2,057	$270,664,189	$(267,184,364)	$466,542	$4,710,200

Issuance of Class A Common Stock at $0.88 per share, less issuance costs of $208,041	4,659,090	46,591	—	—	3,845,368	—	—	3,891,959
Shares issued to the Wave Employee Stock Purchase Plan at $0.7565 per share	253,475	2,535	—	—	189,219	—	—	191,754
Compensation cost for stock options granted to consultant	—	—	—	—	3,647	—	—	3,647
Issuance of Class A Common upon conversion of Class B Common Stock to Class A Common Stock	30,000	300	(30,000)	(300)	—	—	—	—
Unrealized loss on marketable securities	—	—	—	—	—	—	(293,430)	(293,430)
Net Loss	—	—	—	—	—	(8,705,505)	—	(8,705,505)
Balance at June 30, 2005	81,120,182	$811,202	175,725	$1,757	$274,702,423	$(275,889,869)	$173,112	$(201,375)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Notes to Unaudited Consolidated Financial Statements

June 30, 2005 and 2004

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of June 30, 2005 and December 31, 2004, and the results of its operations and cash flows for the six-month period ended June 30, 2005 and 2004.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2004, included in its Form 10-K filed on March 16, 2005.  The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

1.                                      Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of June 30, 2005, has an accumulated deficit of $275,889,869.  We also expect Wave will incur an operating loss for the calendar year of 2005.  As of June 30, 2005, we had negative working capital of $1,455,464.

On August 1, 2005, Wave received net proceeds of $2,169,600 (gross proceeds of $2,260,000 less placement agent fees of $90,400), for the issuance of 2,000,000 shares of Class A Common Stock upon exercise of a warrant that was granted to an accredited investor as part of a securities purchase agreement with the accredited investor, dated July 30, 2004.  The warrants were exercised at a price of $1.13 per share.    In addition, on August 5, 2005, Wave sold and issued 4,000,000 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,600,000.  The shares of Class A Common Stock were priced at $0.90.  Wave paid the placement agent a fee equal to 4% of the gross proceeds of this offering.  Wave expects to realize net proceeds of $3,391,000 after deducting placement agent and other fees associated with the issuance of these securities, which we estimate will total $209,000. These shares were drawn-down off of a shelf registration statement, which was filed by Wave on April 15, 2004, and declared effective by the Securities and Exchange Commission on May 10, 2004.

Considering our current cash balance and marketable equity securities, including the additional capital raised subsequent to June 30, 2005 that is referred to above, we project that we have enough liquid assets to continue operating through November, 2005.  We estimate we will need a minimum of approximately $12,100,000 of additional cash from revenue sources and/or additional financings, to fund operating expenses and capital expenditures for the twelve-month period ending June 30, 2006, over and above the $5,560,600 in net proceeds from the warrant exercise and sale of common stock referred to above.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications.  However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve-month period ending June 30, 2006.

It is likely that Wave will seek to obtain additional funding from further sales of newly issued shares of its Class A Common Stock, in addition to the net proceeds of $5,560,600 for the exercise of warrants and sale of common stock referred to above.   We intend to sell additional shares of Class A Common Stock under the remaining availability of a $25,000,000 shelf registration statement that we filed on April 15, 2004 and was declared effective by the Securities and Exchange Commission on May 10, 2004.  Since that time, we have completed several sales of Class A Common Stock under this registration statement, which are listed below:

•            On August 2, 2004, we sold 3,529,412 shares of Class A Common Stock for $0.85 per share, for gross proceeds of $3,000,000, for which we received $2,777,897, after paying underwriter and other fees.  In addition warrants for 4,411,765 shares were granted at adjusted exercise prices ranging from $1.13 to $1.26 per share.  The warrants were exercisable beginning January 30, 2005 through January 30, 2006. As noted above, 2,000,000 shares were issued for a partial exercise of one of the warrants that expired on August 1, 2005, for which Wave received gross proceeds of $2,260,000 less placement agent fees of $90,400 for net proceeds of $2,169,600.  There remain 882,353 in warrant shares that are exercisable at $1.2423 per share in connection with this transaction, that will yield $1,096,147 in gross proceeds if exercised.  The remaining warrant expires on January 30, 2006.

•            On December 16, 2004, we sold 5,484,790 shares of Class A Common Stock for $1.05 per share, for gross proceeds of $5,759,030, for which we received $5,474,728, after paying underwriter and other fees.

•            On March 15, 2005, we sold 4,659,090 shares of Class A Common Stock for $0.88 per share, for gross proceeds of $4,100,000, for which we received $3,891,959, after paying underwriter and other fees.

•            On August 5, 2005, Wave sold and issued 4,000,000 shares of Class A Common Stock, par value $.01 per share for $0.90 per share, for which we have received aggregate proceeds of $3,600,000. We expect to realize net proceeds of $3,391,000, after paying underwriter and other fees, which we estimate will total $209,000.

The remaining availability under this Shelf Registration, after subtracting the $19,815,937 in gross proceeds and shares reserved for the warrants granted from the financings referred to above, is approximately $5,184,000.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing our business plan, we could be forced to cease operations or merge with another company.   No assurance can be provided that any of these initiatives will be successful.   Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through June 30, 2006 and beyond, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

2.                                      Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the quarter and six-month periods ended June 30, 2005, were approximately 44,000 shares and 221,000 shares, respectively versus 342,000 shares and 480,000 shares for the quarter and six-month period ended June 30, 2004, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 17,939,000 and 17,594,000 shares were outstanding for the quarter and six month period ended June 30, 2005, respectively versus 11,302,000 and 11,156,000 shares of the quarter and six-month periods ended June 30, 2004, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

3.                                      Investments

On February 2, 2001, Wave issued 2,000,000 shares of its Class A Common Stock, at a price of $7.16 per share, for an aggregate purchase price of $14,312,800 to acquire 3,600,000 shares of the Series B Preferred Stock of BIZ Interactive Zone, Inc. (“BIZ”), then a privately held company, in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.  Wave’s investment in BIZ represented approximately 17.8% of the outstanding capital stock of BIZ.  Accordingly, the investment had been accounted for under the cost method of accounting, because the investment was less than 20% of the outstanding capital stock of BIZ and because Wave could not exercise significant influence over BIZ.  On August 24, 2001, SSP Solutions, Inc. (“SSP”) was formed through a merger of BIZ with Litronic, Inc., a publicly traded company that provided authentication and encryption security technology.  As a result of the merger, Wave was issued 3,083,083 shares (14.95%) of the common stock of SSP in exchange for the BIZ shares it held.

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

As detailed in the table below, Wave’s investment in Saflink, which was classified as available-for-sale securities, consisted of 259,670 shares valued at $428,450, as of June 30, 2005 and 259,670 shares valued at $721,880, as of December 31, 2004.

	Shares	Adjusted cost basis	Unrealized gain	Carrying value	Value per share
Balance as of December 31, 2004	259,670	$255,338	$466,542	$721,880	$2.78
Other comprehensive income-unrealized gain on marketable securities	—	—	(293,430)	(293,430)	$(1.13)
Balance as of June 30, 2005	259,670	$255,338	$173,112	$428,450	$1.65

During the six months ended June 30, 2004, Wave sold 2,075,300 shares of SSP at an average selling price of $1.74 per share, realizing an aggregate gain from the sales of $2,392,658.  Wave sold no shares of marketable securities during the six month period ended June 30, 2005.  Wave uses the specific identification method to determine cost in computing realized gains or losses.

Wave recorded unrealized gains and losses on marketable equity securities included in other comprehensive income, as follows, for the six month period ended June 30:

	2005	2004
Unrealized holding gains	$(293,430)	$608,651
Reclassification adjustment for realized gains on securities sold, included in net income	—	(2,392,658)
Net change in accumulated unrealized gain	$(293,430)	$(1,784,007)

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through June 30, 2005, Wave has funded Wavexpress with approximately $37 million in cash, plus approximately $9.3 million in accrued interest.  Approximately $9.5 million automatically converted into 1,826,570 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of June 30, 2005, Wave owned 69% of Wavexpress while Sarnoff owned 25.6%.  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $546,000 and $948,000 for the quarters ended June 30, 2005 and June 30, 2004, respectively, and $1,146,000 versus $1,900,000 for the six-month periods ended June 30, 2005 and 2004, respectively..

5.                                      Employee Stock Options

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”)  as amended by SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosure - an amendment to FASB Statement No. 123,” (“SFAS No. 148”) allows companies to recognize expense for the fair value of stock-based awards or to continue to apply the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and disclose the effects of SFAS No. 123 as if the fair-value-based method defined in SFAS No. 123 had been applied.  Under APB Opinion No. 25, compensation expense is recognized only if on the measurement date the fair value of the underlying stock exceeds the exercise price.  Wave has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 and No. 148.

The following table shows Wave’s pro forma net loss and loss per share if the company had accounted for stock options under SFAS No. 123 for the three and six month period ended June 30:

	Three Months ended		Six Months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss to common shareholders – as reported	$(4,159,925)	$(4,320,927)	$(8,705,505)	$(7,729,691)
Pro-forma compensation cost using the fair-value method	(474,420)	(895,027)	(1,066,341)	(1,433,546)
Net loss to common shareholders – pro forma	$(4,634,345)	$(5,215,954)	$(9,771,846)	$(9,163,237)
Loss per common share – as reported	(0.05)	(0.06)	(0.11)	(0.11)
Loss per common share – pro forma	$(0.06)	$(0.08)	$(0.12)	$(0.14)

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

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave common stock at an exercise price of $2.62 per share in connection with a private placement of common stock with a group of accredited investors.  The warrants have a three-year term.  The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if at any time the warrants are “in the money” and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19.  Although the registration statement was declared effective by the Securities Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and because there are circumstances that could potentially cause the registration statement to cease to remain effective.  Accordingly, Wave recorded a liability in its balance sheet that was valued at $30,268 as of June 30, 2005 and $493,128 as of December 31, 2004.  These values were arrived at utilizing the Black-Scholes option pricing model with the following assumptions:

	As of June 30, 2005	As of December 31, 2004
Expected life (years)	1.4	1.92
Interest rate	3.47%	3%
Volatility	66.6%	128%
Dividend yield	0%	0%

The decrease in fair value of the liability associated with the warrants of $462,860 was recorded as an unrealized gain in Wave’s statement of operations for the six-month period ended June 30, 2005, versus a gain of $350,545 that was recorded for the six-month period ended June 30, 2004, in accordance with EITF 00-19.

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

Purported Class Actions

A consolidated amended class action complaint is pending in the United States District Court for the District of Massachusetts, naming Wave, its Chief Executive Officer and its Chief Financial Officer as defendants.  Brumbaugh et al. v. Wave Systems Corp. et al., Civ. No. 04-30022 (D. Mass.) (MAP).

The purported class action has been filed by alleged purchasers of Wave’s Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004.  The complaint claims that Wave and the named individuals violated Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”), Rule 10(b)-5 promulgated thereunder and Section 20(a) of the 1934 Act by publicly disseminating materially false and misleading statements, relating to Wave’s agreements with Intel and IBM.  The complaint does not specify the amount of alleged damages plaintiffs seek to recover.

Wave intends to defend the action vigorously.  Wave is unable to predict the outcome of this action.

Derivative Actions

A consolidated, purported derivative action is pending in the United States District Court for the District of Massachusetts, Sachs v. Sprague et al. Civ. No. 04-30032 (D. Mass.) (MAP).  The complaint names all of Wave’s directors during the period July 2003 through February 2004 as defendants and alleges claims for breach of fiduciary duties and other claims based on allegations similar to the purported securities class action.  Wave is also named as a nominal defendant, although the actions are derivative in nature and purportedly asserted on behalf of Wave.

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

The following sets forth reportable segment data:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Operating Revenues:
EMBASSY® digital security products and services	$248,795	$5,616	$318,272	$29,750
Wavexpress broadband media distribution products and services	8,860	684	17,259	26,993
Total Operating Revenues	257,655	6,300	335,531	56,743

(Net Loss):
EMBASSY® digital security products and services	(3,980,477)	(4,501,273)	(8,062,413)	(8,611,130)
Wavexpress broadband media distribution	(545,667)	(947,364)	(1,146,022)	(1,875,258)
Total Segments Net Loss	(4,526,144)	(5,448,637)	(9,208,435)	(10,486,388)
Interest income	18,934	6,793	40,070	13,494
Gain on sale of marketable securities	—	1,217,773	—	2,392,658
Recovery of note receivable	—	—	—	—
Unrealized gain (loss) on change in value of warrant liability	347,285	(96,856)	462,860	350,545
Other income	—	—	—	—
Net Loss	$(4,159,925)	$(4,320,927)	$(8,705,505)	$(7,729,691)

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	182,579	188,513	363,303	347,500
Wavexpress broadband media distribution	23,473	45,731	50,333	96,394
Total Depreciation and Amortization Expense	$206,052	$234,244	413,636	$443,894

Capital Expenditures:
EMBASSY® digital security products and services	36,762	155,187	48,173	280,843
Wavexpress broadband media distribution	—	77,527	2,638	116,137
Total Capital Expenditures	$36,762	$232,714	$50,811	$396,980

	As of
	June 30, 2005	December 31, 2004
Assets:
EMBASSY® digital security products and services	$2,997,622	$8,167,614
Wavexpress broadband media distribution	231,585	286,968
Total Assets	$3,229,207	$8,454,582

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

10.  Subsequent Events

On August 1, 2005, Wave received gross proceeds of $2,260,000 less placement agent fees of $90,400 for net proceeds of $2,169,600, for the issuance of 2,000,000 shares of Class A Common Stock upon partial exercise of a warrant that was granted to an accredited investor as part of a securities purchase agreement with the accredited investor, dated July 30, 2004.  The warrants were exercised at a price of $1.13 per share.

On August 5, 2005, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 4,000,000 shares of Class A Common Stock, par value $.01 per share, for $0.90 per share, to certain purchasers who are parties to the Purchase Agreement (the “Purchasers”) for an aggregate purchase price of $3,600,000.  JPC Capital Partners, Inc. (formerly Corpfin Inc.) (the “Placement Agent”), had entered into a placement agency agreement with Wave in which they agreed to act as Placement Agent in connection with the offering.  Wave has agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering.  Wave expects to realize net proceeds of approximately $3,391,000 after deducting the placement agent fees of $144,000 and additional legal and other fees associated with the issuance of these securities, which Wave estimates will be approximately $65,000.  This securities purchase agreement specifies that the shares shall be issued pursuant to a shelf registration statement which was filed by Wave on April 15, 2004 and declared effective by the Securities and Exchange Commission (the “SEC”) on May 10, 2004.

11.  New Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R which eliminates our ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective generally for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original Statement 123 will apply this revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original Statement 123. We are currently evaluating the requirements of SFAS 123R and will adopt this statement at the effective date. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on future levels of share-based payments by Wave, Wave’s future share prices and volatility, and future market interest rates.  However, had we adopted SFAS 123R in prior periods, the impact would have approximated the impact of Statement 123, as described in the disclosure of pro-forma net loss and loss per share in footnote 5.  We expect that the adoption of SFAS 123R will have a material effect on our financial statements.

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

In 2003, Wave began the market introduction of its first commercial products designed to support the first emerging products that include TPMs in this marketplace.  In 2004, Wave continued to develop enhancements to its existing products and has developed additional products in support of the emerging TCG-specifications. Wave continues to develop these products through the second quarter of 2005.

As the market for TPM-enabled products developed with Trusted Platform computing devices being shipped in volume by leaders in the PC industry, Wave has used the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications.  This work has led to the development and marketing of our current products.  Wave’s products are unique because they support cross platform interoperability for the currently available TPM chips from Winbond Electronics Corporation (“Winbond”) (note: in May of 2005 National Semiconductor (“NSC”) sold its Advanced PC division, of which its TPM business is a part, to Winbond), Atmel, Infineon and ST Microsystems, and have been certified for usage on TPM platforms shipped by Intel, IBM, HP and Dell.

Wave is devoting its resources to capitalize on the opportunities presented by this developing market, and to overcome the specific challenges in achieving this goal.

The market trends and opportunities on which management focused its activities on during the six months ended June 30, 2005 included the following:

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

•                  In its Version 3.0, Revision Draft 0.51, dated April 25, 2005, Microsoft has required TPM version 1.2 in its draft Longhorn operating system hardware requirements for logo compliance for “Gold” level business PCs.  Wave believes that a significant percentage of the approximately 150 million- unit PC market will include TPMs by December 2006, which is Microsoft’s stated launch date for Longhorn.

•                  The emergence of additional trusted PC components, such as the Seagate Momentus 5400 Full Disc Encryption drive which was announced in this quarter, represent additional opportunities for Wave’s products to support and integrate these devices with the TPM elements in the PC.

In pursuing these opportunities, we recognize many significant challenges that must be overcome, including:

•                  Tight enterprise IT budgets – industry data appear to show that, while enterprise security will be a priority, it will be challenged by tight budgets.

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

(1) IDC, The Shifting Landscape: U.S. Information Security Services, Jan. 2003, document # 28640.

In addition, we have sought to develop our products so that they operate on all of the Trusted Platforms of the major chip OEMs currently shipping product in the marketplace and our applications have been approved to work with the Trusted Platforms of Intel, IBM, HP, Dell, Atmel, Infineon, ST Microsystems and others.

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

The ESC enables the user to set up and configure the TPM platform.  In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management.  Wave announced that it would develop the Trusted Drive Manager functions for ESC to support the newly announced Seagate Full Disc Encryption drives.

Data Protection is addressed by the Vault, which provides document encryption, decryption and client side storage of documents. The Vault, which works with Microsoft Windows, and Microsoft Office, secures documents against unauthorized users and hackers.

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

Additionally, in 2004, Wave began developing a new set of TPM Wizards as part of the EMBASSY Trust Suite which allow users to setup and use the TPM for securing 802.11x wireless networks, the Windows Encrypting File and encrypting email.  The TPM Wizard enhancement was released during the 1st quarter of 2005.  Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $2.1 million for the twelve-month period ending June 30, 2006.

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

Current planned development costs for this product group are expected to be approximately $2.2 million for the twelve-month period ending June 30, 2006.

EMBASSY Trust Server Applications

The EMBASSY Trust Server applications include KTM ES AD, an essential application for managing Trusted Platforms.  KTM ES AD is a server application that is designed to eliminate the risk of serious data loss in the event that a TPM, hard drive or motherboard becomes corrupted, or a user leaves the organization.  For instance, an organization may require access to a former employee’s encrypted data or TPM-secured keys for business continuity or disaster recovery purposes.  KTM ES AD enables enterprise level key protection services while ensuring proper archive procedures and recovery capabilities.  KTM ES AD was released in 2004.

Current planned development costs for this product are expected to be approximately $1.2 million for the twelve-month period ending June 30, 2006.

Digital Signature and Electronic Document Management

On October 4, 2001, Wave acquired the digital signature and electronic document management technology, SmartSignature and SmartSAFE, from SignOnLine, Inc. (“SignOnLine”), a California-based company.  This group of products now makes up our eSign Transaction Management Suite, also known as eTMS (“eTMS”), which now consists of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0 is a digital signature application that connects signers and institutions – banks, insurance companies, enterprises, etc. – through a legally binding digital signature.  To increase the security associated with identity protection and digital signing credentials, Wave’s SmartSignature is currently enabled for the support of TPMs.  SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked.  SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods.  SmartSignature Version 3.0 and SmartSAFE Version 3.0 have been completed and Wave commercially released these products in the first quarter of 2003.  SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed and released in January of 2003.  Development of eTMS is being based on specific industry and customer opportunities.  Wave will continue to allocate resources towards marketing and sales to promote these products.  Current planned development costs for enhancements to this product group are expected to be at least $300,000 for the twelve-month period ending June 30, 2006.

Wave’s eTMS, in addition to being part of the EMBASSY Trust Suite applications and supporting TPMs, is also being independently marketed in the insurance, mortgage, finance, government and other markets which are seeking digital signature solutions that are compliant with the Electronic Signatures in Global and National Commerce Act (“ESIGN”).  In 2004, Wave announced that it had signed a licensing agreement with a la mode, inc., the nation’s largest developer of valuation workflow software to offer a comprehensive solution for securely managing real estate and mortgage transactions online.  Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

The EMBASSY Trust System

The EMBASSY Trust System is Wave’s proprietary co-processor cryptographic subsystem and supporting infrastructure; it is a separate chip with its own processor designed to provide security functions such as hidden processing of software applications and the protected storage of cryptographic keys and encrypted data that works with client and server software applications that provide and/or manage various security functions.  Products that make up the EMBASSY Trust System include hardware and software.  The hardware products that make up this product group are the EMBASSY 2100 security chip and secure user input devices such as EMBASSY Smart Card Readers and EMBASSY Smart Card Reader Keyboards that use EMBASSY 2100 chips.  These devices are being marketed, on a limited basis, to government and military markets.  The software products included in this product group are the Trust Assurance Network, which is the back office security infrastructure of the EMBASSY Trust System; Assistant, a client interface that allows the user to securely enter and store their personal and financial data, personal identification numbers, passwords, digital certificates and other information that requires security; the Cyber-Comm applet, a secure French banking application that runs on an EMBASSY chip; and FINREAD, a JAVA interface for online transactions. No further development activities are planned for this product group.  The primary assets of this product group have served as the basis for the development of the TCG-compliant products in the EMBASSY Trust Suite and EMBASSY Trust Server applications.

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

Planned future development expenditures are expected to approximate $1.2 million for the year ending June 30, 2006.  As of June 30, 2005, Wave owned 69% of Wavexpress and Sarnoff owned 25.6%.

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

R&D

Wave is a development stage company and has realized minimal operating revenues since its inception.  At June 30, 2005, Wave had an accumulated deficit of approximately $275.9 million.  Wave has made a substantial investment in research and development including $3.3 million for the six month period ended June 30, 2005, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2004, 2003 and 2002, Wave spent approximately $6.8 million, $7.4 million and $12.0 million, respectively, on research and development activities.  In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997.  From its inception in February 1988 through June 30, 2005, Wave has spent approximately $101.5 million on research and development activities.

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

The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 1 - Financial Statements:

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

Research and Development and Software Development Costs - Research and development costs are expensed as incurred.  Software development costs are accounted for pursuant to SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”  (“SFAS No. 86”). SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility is established for the product.  Once technological feasibility is established and the product has achieved commercial marketability, all development costs should be capitalized until the product is available for general release to customers.  We consider technological feasibility to be established upon completion of a detail program design,or in the absence of a detail program design, upon completion of a working model of the software, as defined in SFAS No. 86.  Judgment is required in determining when the technological feasibility of a product is established, if the product has achieved commercial marketability and in estimating the life of the product for which the capitalized costs will be amortized.

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

Wave follows the provisions of statement of position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.  Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

Revenue from the sale of hardware components is recognized when persuasive evidence of an arrangement exists, the product has been shipped to the customer, the sales price is fixed or determinable,

and collectivity is reasonably assured.  All of the product is shipped with ownership passing to the buyer upon leaving our premises and payment is generally due within 30 days of the date of invoice.

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

Results of Operations

Three Months Ended June 30, 2005 and 2004

For the three months ended June 30, 2005, Wave had revenues of $257,655 that were derived primarily from software licenses.  For the three months ended June 30, 2004, revenues were $6,300 also derived primarily from software licenses.  The increase was the result of increased shipments of Wave’s OEM customers’ products for which Wave is paid royalties for Wave software and technology that is included with these OEM products.

The table below sets forth the components that make up the revenue for the quarters ended June 30:

	2005	2004	Increase	% Change
Services	$13,525	$—	$13,525	—%
Licensing and Other	244,130	6,300	237,830	3,775%
Total Net Revenues	$257,655	$6,300	$251,355	3,990%

Cost of sales for the three months ended June 30, 2005, was $176,884 compared with $3,092 for the same period in 2004.  The increase in costs of sales was due to additional amortization of capitalized software of $155,355, associated with products licensed during the June 30, 2005 quarter versus the prior-year quarter. In addition, $14,586 of the increase in cost of sales was for costs of service revenues incurred for the quarter ended June 30, 2005, while there were no service revenues realized in the year-ago quarter.

Selling, general and administrative expenses (“SG&A”) for the three months ended June 30, 2005 were $2,937,271 as compared to $3,502,642 for the comparable period of 2004, a decrease of 16%.  The decrease was due in large part to decreases in salary and benefit costs totaling $229,332 on a consolidated basis, associated with headcount reductions at Wavexpress, and a decrease in legal expense of $223,891 associated with lower expenses in the quarter ended June 30, 2005 versus the prior year-quarter, because of decreased legal services provided in the 2005 quarter in connection with the pending legal matters.  In addition, depreciation and amortization expense was lower by $176,264, because amortization that was previously included in SG&A for the quarter ended June 30, 2004 related to revenue and was therefore included in cost of sales in the quarter ended June 30, 2005.   Wavexpress’ SG&A expenses were $258,151 and $537,663 for the quarters ended June 30, 2005 and 2004, respectively.  This 52% decrease was due primarily to decreased salary, benefit, travel and other employee-related expenses totaling $221,429 related to headcount reductions at Wavexpress, where five selling, general and administrative positions were eliminated.

SG&A expenses are expected to remain approximately at the same level as the quarter ended June 30, 2005 for the foreseeable future depending upon the business needs of Wave.  The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.  Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing products and markets for our technology.

Research and development expenses for the three months ended June 30, 2005 were $1,669,644, as compared to $1,647,837 for the comparable period of 2004, an increase of 1%.  This year-to-year comparison indicates that research and development expense on a consolidated basis did not fluctuate significantly, which was consistent with management’s expectation.   Wave’s research and development expenses increased by $145,388 because of salary, fringe and other employee-related expense increases of $96,428 and increases in consultant costs of $55,921.  These expenses were due to increases in headcount.  Wavexpress’ research and development expenditures included in the above were $286,691 and $410,273 for the quarters ended June 30, 2005 and 2004, respectively, for a decrease of approximately 30%, related primarily to the salary and fringe benefit cost reductions of $94,811and a reduction in expenditures for consultants of $13,132.

In the quarter-ended June 30, 2004, Wave took a charge of $301,366 to write-off developed software that had been capitalized.  The software that was written off was developed for a distribution agreement that was entered into with NSC, whereby NSC was to distribute it with its trusted platform model chip.  The write-off was the result of the termination of the agreement and because the version of the software that was written off was discontinued and superceded by a new version.  Consequently, the value of the software became impaired because it had no alternative uses.  No such impairment charges were incurred in the quarter ended June 30, 2005.  Wave continues to maintain a license agreement with NSC’s predecessor, Winbond, whereby Wave is paid royalties based on Wave intellectual property that is included in Winbond’s chip design.

Interest income for the three months ended June 30, 2005 was $18,934 as compared to $6,793 for the comparable period of 2004.  The increase in interest income was primarily attributable to higher interest rates for the quarter ended June 30, 2005 versus the quarter ended June 30, 2004.

Wave sold 1,043,700 shares of its holdings of SSP Solutions, Inc., common stock during the quarter ended June 30, 2004 for total proceeds of $1,833,536, recording a realized gain of $1,217,773 on the sales.  Wave did not sell any marketable securities during the quarter ended June 30, 2005.

For the quarter ended June 30, 2005, Wave recorded a gain representing the decrease in the value of the liability for outstanding warrants containing net cash settlement features, of $347,285 versus a loss of $96,856 for the quarter ended June 30, 2004.  These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at $377,553 as of March 31, 2005, versus $30,268, as of June 30, 2005.  The decrease was primarily the result of the decrease in the quoted closing price on the Nasdaq National Market of Wave’s Class A Common Stock from March 31, 2005 to June 30, 2005.  Because the market price of Wave’s Class A Common Stock decreased, the fair value of the warrant liability decreased as well, resulting in the gain.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended June 30, 2005 was $4,159,925 as compared to $4,320,927 for the comparable period of 2004.

Six Months Ended June 30, 2005 and 2004

Wave had revenues of $335,531 and $56,743 for the six month period ended June 30, 2005 and 2004, respectively, which were primarily derived from license contracts in both quarters.

The table below sets forth the components that make up the revenue for the six month period ended June 30, 2005 and 2004:

	2005	2004	Increase/ (Decrease)	% Change
Product	$—	$6,660	$(6,660)	(100)%
Services	20,382	—	20,382	—
Licensing and Other	315,149	50,083	265,066	529%
Total Net Revenues	$335,531	$56,743	$278,788	491%

Cost of sales for the six month period ended June 30, 2005, was $346,002 compared with $30,226 for the same period in 2004.  The increase in costs of sales was due to additional amortization of capitalized software associated with products licensed during the June 30, 2005 six month period versus the prior year six month period.

SG&A expenses for the six months ended June 30, 2005 were $5,933,862, as compared to $6,807,433 for the comparable period of 2004, a decrease of approximately 13%.  The decrease was due in large part to decreases in salary and benefit costs totaling approximately $323,000 on a consolidated basis, associated with headcount reductions at Wavexpress, and a decrease in legal expense of approximately $374,000 associated with lower expenses in the six month period ended June 30, 2005 versus the prior period, relating to pending legal matters.  In addition, depreciation and amortization expense was lower by approximately $326,000, because amortization that was previously included in SG&A for the six month period ended June 30, 2004, related to revenue and was therefore included in cost of sales for the six month period ended June 30, 2005.   Included in the amounts listed above are Wavexpress’ SG&A expenses, which were $550,539 and $1,066,920 for the six month period ended June 30, 2005 and 2004, respectively.  This 48% decrease was due primarily to decreased salary, benefit, travel and other employee-related expenses totaling $405,000 related to headcount reductions at Wavexpress, where five selling, general and administrative positions were eliminated.

SG&A expenses are expected to remain relatively flat over the foreseeable future depending upon the business needs of Wave.  The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.  Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing products and markets for our technology.

Research and development expenses for the six months ended June 30, 2005 were $3,264,102, as compared to $3,404,106 for the comparable period of 2004, a decrease of 4%.  This decrease was primarily attributable to decreases in salaries, fringe and benefit expenditures of $181,745 at Wavexpress associated with headcount reductions as Wavexpress, due to scaled back research and development efforts that occurred in the fourth quarter of 2004.  Wavexpress’ research and development expenditures included in the above were $594,129 and $821,266 for the six month period ended June 30, 2005 and 2004, respectively, for a decrease of approximately 28%, related primarily to the salary and fringe benefit cost reductions referred to above.

 In the six month period ended June 30, 2004, Wave took a charge of $301,366 to write-off developed software that had been capitalized.  The software that was written off was developed for a distribution agreement that was entered into with NSC, whereby NSC was to distribute it with its trusted platform model chip.  The write-off was the result of the termination of the agreement and because the version of the software that was written off was discontinued and superseded by a new version.  Consequently, the value of the software became impaired because it had no alternative uses.  No such impairment charges were incurred in the six month period ended June 30, 2005.  Wave continues to maintain a license agreement with NSC’s predecessor, Winbond, whereby Wave is paid royalties based on Wave intellectual property that is included in Winbond’s chip design.

Interest income for the six months ended June 30, 2005 was $40,070 as compared to $13,494 for the comparable period of 2004.  The increase in interest income is primarily attributable to an increase in interest rates earned on Wave’s money market accounts for the six month period ended June 30, 2005 compared with the same period in 2004.

Wave sold 2,075,300 shares of its holdings of SSP Solutions, Inc., common stock during the six months ended June 30, 2004 for total proceeds of $3,617,082, recording a realized gain of $2,392,658 on the sales.   Wave did not sell any marketable securities during the six month period ended June 30, 2005.

For the six month period ended June 30, 2005, Wave recorded a gain, representing the decrease in the value of the liability for outstanding warrants containing net cash settlement features, of $462,860, versus a gain of $350,545 for the six month period ended June 30, 2004.  These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at $493,128 as of December 31, 2004, and $30,268 as of June 30, 2005.  The decrease was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave’s Class A Common Stock from December 31, 2004 to June 30, 2005.  Because the price of Wave’s Class A Common Stock declined, the fair value of the warrant liability decreased as well resulting in the gain.

Due to the reasons set forth above, our net loss to common stockholders for the six months ended June 30, 2005 was $8,705,505 as compared to $7,729,691 for the comparable period of 2004.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of June 30, 2005, had a $275,889,869 deficit accumulated during the development stage.   Total stockholders’ equity as of June 30, 2005 was negative $201,375.  Wave has financed its operations through June 30, 2005 principally through the issuance of Class A and B Common Stock and various series’ preferred stock, for total net proceeds of $237,219,201.

Sources and uses of cash

As of June 30, 2005, Wave had $1,083,056 in cash and cash equivalents.  As of December 31, 2004, Wave had $5,805,912 in cash and cash equivalents.  Wave had marketable securities with a value of $428,453 as of June 30, 2005 and $721,880 as of December 31, 2004.  The decrease in cash and cash equivalents of $4,722,856, resulted from $8,755,758 used in operating activities, $50,811 used in investing activities for the acquisition of capital assets, partially offset by $4,083,713 in cash that was generated through financing activities, $3,891,959 of which was from the sale of 4,659,090 shares of Class A Common Stock and $191,754 from the issuance of 253,475 shares of Class A Common Stock through Wave’s 2004 Employee Stock Purchase Plan.  At June 30, 2005, Wave had negative working capital of $1,455,464.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve months ending June 30, 2006 will be approximately $19,200,000, including research and development (including capitalized product development), acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of $ 1,083,056 as of June 30, 2005

•                  sales of marketable securities valued at $428,453 as of June 30, 2005

•                  gross margin contribution from sales and licensing of products

•                  the sale of additional shares of Class A Common Stock in connection with a shelf registration statement for $25,000,000 which was filed on April 15, 2004, and declared effective by the Securities and Exchange Commission on May 10, 2004.  On August 1, 2005, Wave received net proceeds of $2,169,600 for the issuance of 2,000,000 shares of Class A Common Stock upon partial exercise of a warrant that was granted to an accredited investor as part of a securities purchase agreement with the accredited investor.  The warrants were exercised at a price of $1.13 per share for gross proceeds of $2,260,000.  Wave incurred $90,400 in placement agent fees in connection with the transaction

•                  on August 5, 2005, Wave sold and issued 4,000,000 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,600,000.  The shares of Class A Common Stock were priced at $0.90.  Wave expects to realized net proceeds of $3,391,000 after deducting placement agent and other fees associated with the issuance of these securities, which we estimate will total $209,000.

Given Wave’s capital requirements for the twelve-month period ending June 30, 2006 as indicated above, Wave’s cash on hand as of June 30, 2005, by itself will not be sufficient to fund its operations for the full twelve-month period ending June 30, 2006.

It is likely that Wave will seek to obtain additional funding from further sales of newly issued shares of its Class A Common Stock, in addition to the net proceeds of $5,560,600 for the exercise of warrants and sales of common stock, referred to above.   We intend to sell additional shares of Class A Common Stock under the remaining availability of a $25,000,000 shelf registration statement that we filed on April 15, 2004 and was declared effective by the Securities and Exchange Commission on May 10, 2004.  Since that time, we have completed several sales of Class A Common Stock under this registration statement, which are listed below:

•            On August 2, 2004, we sold 3,529,412 shares of Class A Common Stock for $0.85 per share, for gross proceeds of $3,000,000, for which we received $2,777,897, after paying underwriter and other fees.  In addition warrants for 4,411,765 shares were granted at adjusted exercise prices ranging from $1.13 to $1.26 per share.  The warrants were exercisable beginning January 30, 2005 through January 30, 2006. As noted above, 2,000,000 shares were issued for a partial exercise of one of the warrants that expired on August 1, 2005, for which Wave received gross proceeds of $2,260,000 less placement agent fees of $90,400 for net proceeds of $2,169,600.  There remain 882,353 in warrant shares that are exercisable at $1.2423 per share in connection with this transaction, that will yield $1,096,147 in gross proceeds if exercised.  The remaining warrant expires on January 30, 2006.

•            On December 16, 2004, we sold 5,484,790 shares of Class A Common Stock for $1.05 per share, for gross proceeds of $5,759,030, for which we received $5,474,728, after paying underwriter and other fees.

•            On March 15, 2005, we sold 4,659,090 shares of Class A Common Stock for $0.88 per share, for gross proceeds of $4,100,000, for which we received $3,891,959, after paying underwriter and other fees.

•            On August 5, 2005, Wave sold and issued 4,000,000 shares of Class A Common Stock, par value $.01 per share for $0.90 per share, for which we have received aggregate proceeds of $3,600,000. We expect to realize net proceeds of $3,391,000, after paying underwriter and other fees, which we estimate will total $209,000.

The remaining availability under this Shelf Registration, after subtracting the $19,815,937in gross proceeds and shares reserved for the warrants granted from the financings referred to above, is approximately $5,184,000.

An additional source of cash to fund operations for the period will likely come from the sales of its marketable securities, valued as of June 30, 2005 at approximately $428,453, which consist of 259,670 shares of Saflink’s common stock.  Wave may sell some or all of its holdings in Safllink, as needed to fund its operations for the twelve-month period ending June 30, 2006.

Revenue outlook

During 2003, Wave began licensing its EMBASSY Trust Suite software through bundling arrangements with OEMs with whom it signed contracts during the year.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources in 2004 totaled approximately $355,000.  As of June 30, 2005, we have received approximately $276,000 during 2005.

Because of the early stage of Wave’s market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues.  We do not expect to generate revenues at a level to cover our total operating costs for the twelve-month period ending June 30, 2006.  We continue to work with our current partners and customers to introduce and promote our existing software products and new software products, under development, in an effort to expand the market for TPM-based secure computing and thereby increase our market share and revenues.  However, because TCG hardware security is still a new, developing category within the computer security market, the ultimate size of this market and the timeframe for its development are still unknown and difficult to predict.  Wave will also continue to pursue hardware sales and licensing of its proprietary EMBASSY Trust System, primarily in government-related security markets.

Wavexpress currently has three active contracts with customers for its broadband media distribution services.  Under these contracts, Wavexpress shares subscription and/or advertising revenue generated by the client’s website in addition to bandwidth fees.  Given that this is a new type of service, it is difficult to predict the subscription levels and, therefore, the revenue that will be generated from these contracts.  In addition, Wavexpress has a number of customer prospects with whom it may close business in 2005.  However, it is also difficult to predict the number of contracts that it will enter into during the year, if any.

Known trends and uncertainties affecting future cash flows

Wave’s cash and marketable securities on hand will not, on their own, be sufficient to fund operations for the full twelve-month period ending June 30, 2006.  Furthermore, given the uncertainties described above with respect to Wave’s revenue outlook for the period, there exists a high likelihood that additional funding will need to be obtained.  Alternatively, Wave will be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives.  The amount of any such financing is unknown at this time. However, because it is uncertain whether revenues will grow substantially during the twelve-month period ending June 30, 2006, and given the available cash and marketable securities currently on hand, it is likely that Wave will be required to generate at least $15,500,000 over and above the $2,169,600 in net proceeds we received from the exercise of warrants on August 1, 2005, from revenue sources and/or additional financings to continue in business through June 30, 2006.  It should also be noted that the market price of Saflink’s common stock is and has historically been volatile, and there is no certainty that such market price will not decrease thereby reducing the amount of proceeds realizable from this investment.

Other uncertainties that may impact the future business outlook

Uncertainty exists with respect to the legal matters that are currently pending including the formal SEC investigation and the class action securities and derivative shareholder lawsuits that have been commenced against Wave.  There is uncertainty as to the amount of legal costs that Wave may incur in addressing these matters.  In addition, the extent of any impact due to negative publicity or perceived negative publicity is unknown.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing beyond June 30, 2006 to increase market awareness.  Therefore, if Wave is not able to begin to generate significant revenues by June 30, 2006 to cover its operating costs, it will need to generate capital from other sources, including raising funds through either issuing additional common stock, preferred stock and/or debt to fund its operations beyond June 30, 2006.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Total
Operating leases commitments	$940,026	$1,000,246	$255,652	$2,195,924

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R which eliminates our ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective generally for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original Statement 123 will apply this revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original Statement 123. We are currently evaluating the requirements of SFAS 123R and will adopt this statement at the effective date. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on future levels of share-based payments by Wave, Wave’s future share prices and volatility, and future market interest rates.  However, had we adopted SFAS 123R in prior periods, the impact would have approximated the impact of Statement 123, as described in the disclosure of pro-forma net loss and loss per share in footnote 5.  We expect that the adoption of SFAS 123R will have a material effect on our financial statements.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Wave’s investment portfolio consists of a minority equity investment in Saflink Corporation, a publicly traded company.  As of June 30, 2005, we held 259,670 shares of Saflink’s common stock.  These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity.  This investment is inherently risky because the markets for the technologies or products that Saflink has under development are typically in the early stages and may never become profitable.  In addition, the value of this investment is subject to significant price volatility, and therefore, our investment in these shares is subject to potentially significant declines in value.  For example, during the period that Wave has held shares of Saflink, its closing price has fluctuated from a low closing price of $1.46 to a high closing price of $2.97.  The following table presents the change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from August 9, 2004, which was the first trading day that Wave owned Safllink’s common stock through July 20, 2005:

	Fair Market Value (“FMV”) at the lowest closing price from August 9, 2004 through July 20, 2005	FMV as of June 30, 2005	FMV at the highest closing price from August 9, 2004 through July 20, 2005
Corporate Equities	$379,117	$428,454	$771,217
Percentage decrease from highest closing price	51%	44%	—
Percentage decrease from FMV as of June 30, 2005	12%	—	—

Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 51% and 12% of the fair market value of these investments as of June 30, 2005.  The amount of such hypothetical future losses in fair market value would be equal to approximately $51,414, $188,520 and $218,511, using hypothetical losses of 12%, 44% and 51%, respectively.

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

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 5.                                                           Submission of Matters to a Vote of Security Holders

On May 23, 2005, Wave held its Annual Meeting of shareholders.  At the Annual Meeting, the shareholders voted on the following matters:

1.                    The election of five directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified.  The previous board was re-elected with the following results:

DIRECTOR	FOR	WITHHELD	ABSTAIN

John E. Bagalay, Jr.	74,012,094	1,812,952	5,213,155

Nolan Bushnell	73,270,357	2,554,689	5,213,155

George Gilder	74,018,669	1,806,377	5,213,155

John E. McConnaughy, Jr.	73,981,166	1,843,880	5,213,155

Steven Sprague	73,909,964	1,915,082	5,213,155

2.                    To consider and act upon a proposed amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock that the Company is authorized to issue from 120,000,000 to 150,000,000.  The proposal was adopted with the following results:  73,513,752 affirmative votes, 2,253,766 negative votes and 57,528 votes withheld.

3.                    To ratify the action of the Board of Directors in establishing the 2004 Employee Stock Purchase Plan. The proposal was adopted with the following results: 10,795,615 affirmative votes, 2,705,593 negative votes and 207,446 votes withheld.

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

Dated: August 9, 2005

WAVE SYSTEMS CORP.
(Registrant)

	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer