Form 10-Q
period 2005-09-30
WAVE SYSTEMS CORP
filed 2005-11-09
CIK 919013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒  No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of October 28, 2005: 87,120,182 shares of Class A Common Stock and 175,725 shares of Class B Common Stock.

PART I -                                                FINANCIAL INFORMATION

Item 1.                                                                Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,415,851	$5,805,912
Marketable securities	69,216	721,880
Accounts Receivable	415,673	98,641
Prepaid expenses	191,702	173,916
Total current assets	3,092,442	6,800,349
Property and equipment, net	927,934	1,435,053
Other assets	208,729	219,180
Total Assets	4,229,105	8,454,582
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	2,843,841	2,900,064
Deferred revenue	512,579	351,190
Total current liabilities	3,356,420	3,251,254

Liability for warrants containing cash settlement provisions	37,811	493,128
Total liabilities	3,394,231	3,744,382

Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 87,120,182 shares issued and outstanding in 2005 and 76,177,617 in 2004	871,202	761,776
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 175,725 shares issued and outstanding in 2005 and 205,725 in 2004	1,757	2,057
Capital in excess of par value	280,203,051	270,664,189
Deficit accumulated during the development stage	(280,251,677)	(267,184,364)
Accumulated other Comprehensive Income – unrealized gain on marketable securities	10,541	466,542
Total stockholders’ equity	834,874	4,710,200
Total Liabilities and Stockholders’ Equity	$4,229,105	$8,454,582

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Operations

(Unaudited)

	Three Months ended		Nine Months ended		Period from February 12, 1988 (inception) through
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Net Revenues:
Product	$—	$—	$—	$6,660	$496,624
Services	11,166	—	31,548	—	857,021
Licensing and other	324,169	44,375	639,318	94,458	1,449,205
Total Net Revenues	335,335	44,375	670,866	101,118	2,802,850
Cost of sales:
Product	—	—	—	4,647	288,572
Services	8,503	—	32,226	—	418,469
Licensing and other	21,059	10,700	32,628	24,768	276,600
Amortization expense	155,354	24,341	466,064	35,852	530,558
Total Cost of sales	184,916	35,041	530,918	65,267	1,514,199
Gross profit	150,419	9,334	139,948	35,851	1,288,651
Operating expenses:
Selling, general and administrative	2,787,761	2,887,805	8,721,623	9,695,238	161,335,692
Research and development	1,827,118	1,724,490	5,091,220	5,128,596	103,291,371
Write-off of intangibles and other impaired assets	—	—	—	301,366	3,634,314
Inventory provision	—	—	—	—	1,114,442
Restructuring costs and other special charges	—	—	—	—	726,280
Amortization of goodwill	—	—	—	—	2,294,176
Write-off of goodwill	—	—	—	—	3,054,456
In-process research and development expense	—	—	—	—	2,176,000
Acquisition costs	—	—	—	—	1,494,000
Aladdin license expense	—	—	—	—	3,889,000
	4,614,879	4,612,295	13,812,843	15,125,200	283,009,730
Other income (expense):
Interest income	17,855	5,198	57,925	18,692	10,348,979
Interest expense	—	—	—	—	(1,695,461)
Equity in losses of GlobalWave	—	—	—	—	(5,738,650)
Loss on other than temporary decline in marketable equity securities	—	—	—	—	(13,249,781)
Gain on sale of marketable securities	92,340	514,407	92,340	2,907,065	5,199,804
Liquidated damages	—	—	—	—	(155,716)
Unrealized (loss) gain in value of warrant liability	(7,543)	282,839	455,317	633,384	1,217,137
License fee	—	—	—	—	5,000,000
License warrant cost	—	—	—	—	(1,100,000)
Gain on termination of development contract	—	—	—	—	1,818,000
Other income (expense)	—	—	—	—	(174,910)
	102,652	802,444	605,582	3,559,141	1,469,402
Net loss	(4,361,808)	(3,800,517)	(13,067,313)	(11,530,208)	(280,251,677)
Accrued dividends on preferred stock	—	—	—	—	10,048,115
Net loss to common stockholders	(4,361,808)	(3,800,517)	(13,067,313)	(11,530,208)	(290,299,792)
Basic and diluted loss per common share	$(0.05)	$(0.05)	$(0.16)	$(0.17)	$(10.20)
Weighted average number of common shares outstanding during the period	85,100,255	69,632,567	81,174,854	68,116,582	28,469,440

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from
			February 12, 1988
	Nine Months ended		(date of inception)
	September 30	September 30	Through
	2005	2004	September 30, 2005
Cash flows from operating activities:
Net loss	$(13,067,313)	$(11,530,208)	$(280,251,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	3,054,456
Amortization of goodwill	—	—	2,294,176
Depreciation and amortization	623,123	654,908	12,350,918
Reserve for note from affiliate	—	—	1,672,934
Non-cash expenses:
Accretion of assured incremental yield on convertible debt	—	—	119,000
Common stock issued in connection with license agreement	—	—	1,124,960
Realized gain on marketable securities	(92,340)	(2,907,065)	(5,199,804)
Net losses realized on GlobalWave investment	—	—	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	3,600,199
Warrants issued as compensation for services	—	80,609	3,018,880
Issuance of warrants to Aladdin	—	—	2,939,000
Accrued interest on note payable	—	—	121,219
In-process research and development	—	—	2,176,000
Write-off of impaired assets	—	301,366	3,634,314
Loss on other than temporary decline in marketable equity securities	—	—	13,249,781
Gain on termination of development contract with SSP Solutions, Inc.	—	—	(1,818,000)
Gain on decrease in value of warrant liability	(455,317)	(633,384)	(1,217,137)
Preferred stock issued for services rendered	—	—	265,600
Compensation associated with issuance of stock options	5,470	—	2,024,733
Amortization of deferred compensation	—	—	398,660
Amortization of discount on notes payable	—	—	166,253
Common stock issued by principal stockholder for services rendered	—	—	565,250
Changes in assets and liabilities:
Increase in deferred revenue	161,389	51,181	512,579
Decrease in prepaid expenses and accounts receivable	(334,818)	(95,813)	(577,058)
(Increase) decrease in other assets	10,451	14,589	(223,647)
Increase (decrease) in accounts payable and accrued expenses	(56,223)	114,985	3,232,943
Decrease in amounts due to charities	—	(243,197)	—
Decrease in cash restricted on behalf of charities	—	211,717	—
Net cash used in operating activities	(13,205,578)	(13,980,312)	(227,026,818)

(Continues)

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from
			February 12, 1988
	Nine Months ended		(date of inception) Through
	September 30,	September 30,	September 30,
	2005	2004	2005
Cash flows from investing activities:
Acquisition of property and equipment	$(116,004)	$(394,044)	$(12,848,798)
Investment in GlobalWave joint venture	—	—	(5,701,250)
Cash received in GlobalWave acquisition	—	—	1,380,464
Purchase of intangible assets	—	—	(2,500,000)
Short-term loans to affiliate	—	—	(1,672,934)
Organizational costs	—	—	(14,966)
Proceeds from sale of marketable securities	289,003	4,410,266	9,642,145
Exercise of warrants to acquire marketable securities	—	—	(1,620,000)
Net cash provided by (used in) investing activities	172,999	4,016,222	(13,335,339)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	9,642,518	2,812,192	222,465,142
Net proceeds from issuance of preferred stock and warrants	—	—	16,988,573
Payment of dividends on preferred stock	—	—	(212,517)
Proceeds from notes payable and warrants to
stockholders	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	1,284,250
Repayments of note payable	—	—	(255,000)
Redemption of preferred stock	—	—	(506,440)

Net cash provided by financing activities	9,642,518	2,812,192	242,778,008

Net increase (decrease) in cash and cash equivalents	(3,390,061)	(7,151,898)	2,415,851

Cash and cash equivalents at beginning of period	5,805,912	8,818,305	—

Cash and cash equivalents at end of period	$2,415,851	$1,666,407	$2,415,851

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

(a development stage corporation)

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in excess	Deficit accumulated during the development	Accumulated other comprehensive
	Shares	Amount	Shares	Amount	Par value	Stage	Income (Loss)	Total

Balance at December 31, 2004	76,177,617	$761,776	205,725	$2,057	$270,664,189	$(267,184,364)	$466,542	$4,710,200

Net loss	—	—	—	—	—	(13,067,313)	—	(13,067,313)
Unrealized loss on marketable securities:

Unrealized holding losses during the period	—	—	—	—	—	—	(363,661)
Reclassification adjustment	—	—	—	—	—	—	(92,340)	(456,001)
Comprehensive income (loss)	—	—	—	—	—	—	—	(13,523,314)
Issuance of Class A Common Stock at $0.88 per share, less issuance costs of $208,041	4,659,090	46,591	—	—	3,845,368	—	—	3,891,959
Issuance of Class A Common Stock at $0.90 per share, less issuance costs of $210,795	4,000,000	40,000	—	—	3,349,205	—	—	3,389,205
Warrants exercised at $1.13 per share, less issuance cost of $90,400	2,000,000	20,000	—	—	2,149,600	—	—	2,169,600
Shares of Class A Common Stock issued pursuant to the Wave Employee Stock Purchase Plan at $0.7565 per share	253,475	2,535	—	—	189,219	—	—	191,754
Compensation cost for stock options granted to consultant	—	—	—	—	5,470	—	—	5,470
Issuance of Class A Common Stock upon conversion of Class B Common Stock to Class A Common Stock	30,000	300	(30,000)	(300)	—	—	—	—

Balance at September 30, 2005	87,120,182	$871,202	175,725	$1,757	$280,203,051	$(280,251,677)	$10,541	$834,874

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Notes to Unaudited Consolidated Financial Statements

September 30, 2005 and 2004

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2005 and December 31, 2004, and the results of its operations and cash flows for the nine-month periods ended September 30, 2005 and 2004.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2004, included in its Form 10-K filed on March 16, 2005.  The results of operations for the quarter and nine-month period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

1.              Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of September 30, 2005, has an accumulated deficit of $280,251,677.  We also expect Wave will incur an operating loss for the calendar year of 2005.  As of September 30, 2005, we had negative working capital of $263,978.

Considering our current cash balance and marketable equity securities, we project that we have enough liquid assets to continue operating through November, 2005.  We estimate we will need a minimum of approximately $18,000,000 of additional cash from revenue sources and additional financings, to fund operating expenses and capital expenditures for the twelve-month period ending September 30, 2006.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications.  However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve-month period ending September 30, 2006.

We plan to obtain additional funding from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of a $25,000,000 shelf registration statement that we filed on April 15, 2004 that the Securities and Exchange Commission declared effective on May 10, 2004.  Since that time, we have completed several sales of Class A Common Stock under this registration statement, which are listed below:

•            On August 2, 2004, we sold 3,529,412 shares of Class A Common Stock for $0.85 per share, for gross proceeds of $3,000,000, for which we received $2,777,897, after paying underwriter and other fees.  In addition warrants for 4,411,765 shares were granted at adjusted exercise prices ranging from $1.13 to $1.24 per share.  The warrants were exercisable beginning January 30, 2005 through January 30, 2006. On August 1, 2005, Wave issued 2,000,000 shares for a partial exercise of one of the warrants that expired on that date, for which Wave received gross proceeds of $2,260,000 less placement agent fees of $90,400 for net proceeds of $2,169,600.  The remainder of this warrant to purchase 1,529,412 shares expired on August 1, 2005, leaving 882,353 warrant shares outstanding, that expire on January 30, 2006, are exercisable at $1.24 per share and will yield $1,096,147 in gross proceeds if exercised.

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

•            On August 5, 2005, Wave sold and issued 4,000,000 shares of Class A Common Stock for $0.90 per share, for gross proceeds of $3,600,000, for which it received net proceeds of $3,389,205 after paying underwriter and other fees, which totaled $210,795.

The remaining availability under this shelf registration statement, after subtracting the $18,719,030 in gross proceeds from the financings referred to above, is approximately $6,280,000, $1,096,147 of which is reserved for the unexercised warrants which expire on January 30, 2006.  It is also likely that we will be required to raise additional capital through financings over and above the remaining availability of this shelf registration to the extent that financings under the shelf plus revenues over the ensuing twelve month period do not cover our operating expenses.

An additional source of cash to fund operations for the twelve-month period ending September 30, 2006 will likely come from the sales of its marketable securities, valued as of September 30, 2005 at approximately $69,216, which consist of 59,670 shares of Saflink’s common stock.  Wave may sell some or all of its holdings in Saflink, as needed to fund its operations for the twelve-month period ending September 30, 2006.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, we could be forced to cease operations or merge with another company.  No assurance can be provided that any of these initiatives will be successful.  Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through September 30, 2006 and beyond, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

2.              Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the quarter and nine-month periods ended September 30, 2005, were approximately 277,000 shares and 255,000 shares, respectively versus zero and 320,000 shares for the quarter and nine-month period ended September 30, 2004, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 15,462,000 and 16,882,000 shares were outstanding for the quarter and nine month period ended September 30, 2005, respectively versus 16,822,000 and 13,045,000 shares of the quarter and nine-month periods ended September 30, 2004, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

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

As detailed in the table below, Wave’s investment in Saflink, which was classified as available-for-sale securities, consisted of 59,670 shares valued at $69,216, as of September 30, 2005 and 259,670 shares valued at $721,880, as of December 31, 2004.

	Shares	Adjusted cost basis	Unrealized gain	Carrying value	Value per share
Balance as of December 31, 2004	259,670	$255,338	$466,542	$721,880	$2.78

Sale of Saflink Corp. common stock	(200,000)	(196,663)	(92,340)	(289,003)	(1.45)
Other comprehensive income- unrealized holding loss on marketable securities	—	—	(363,661)	(363,661)	—
Total change	(200,000)	(196,663)	(456,001)	(652,664)	—
Balance as of September 30, 2005	59,670	$58,675	$10,541	$69,216	$1.16

For the nine months ended September 30, 2005, Wave sold 200,000 shares of Saflink at an average selling price of $1.45 per share, realizing an aggregate gain from the sales of $92,340.  For the nine months ended September 30, 2004, Wave sold 2,507,300 shares of SSP, in a series of separate sales, at an average price per share of $1.73 per share, and 24,300 shares of Saflink at an average selling price of $2.68 per share, realizing an aggregate gain from the sales of $2,907,065.  Wave uses the specific identification method to determine cost in computing realized gains or losses.

Wave recorded unrealized gains and losses on marketable equity securities included in other comprehensive income, as follows, for the nine month period ended September 30:

	2005	2004
Unrealized holding (losses) gains	$(363,661)	$1,209,295
Reclassification adjustment for realized gains on securities sold, included in net income	(92,340)	(2,907,065)
Net change in accumulated unrealized gain	$(456,001)	$(1,697,770)

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through September 30, 2005, Wave has funded Wavexpress with approximately $37.5 million in cash, plus approximately $10.2 million in accrued interest.  Approximately $9.5 million automatically converted into 1,826,570 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of September 30, 2005, Wave owned 69% of Wavexpress while Sarnoff owned 25.6%.  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $530,000 and $900,000 for the quarters ended September 30, 2005 and September 30, 2004, respectively, and $1,676,000 versus $2,800,000 for the nine-month periods ended September 30, 2005 and 2004, respectively..

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

The following table shows Wave’s pro forma net loss and loss per share if the company had accounted for stock options under SFAS No. 123 for the three and nine month periods ended September 30:

	Three Months ended		Nine Months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net loss to common shareholders – as reported	$(4,361,808)	$(3,800,517)	$(13,067,313)	$(11,530,208)
Pro-forma compensation cost using the fair-value method	(482,118)	(703,544)	(1,548,459)	(2,137,090)
Net loss to common shareholders – pro forma	$(4,843,926)	$(4,504,061)	$(14,615,772)	$(13,667,298)
Loss per common share – as reported	(0.05)	(0.05)	(0.16)	(0.17)
Loss per common share – pro forma	$(0.06)	$(0.06)	$(0.18)	$(0.20)

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

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave common stock at an exercise price of $2.62 per share in connection with a private placement of common stock with a group of accredited investors.  The warrants have a three-year term.  The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if at any time the warrants are “in the money” and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19.  Although the registration statement was declared effective by the Securities Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and because there are circumstances that could potentially cause the registration statement to cease to remain effective.  Accordingly, Wave recorded a liability in its balance sheet that was valued at $37,811 as of September 30, 2005 and $493,128 as of December 31, 2004.  These values were arrived at utilizing the Black-Scholes option pricing model with the following assumptions:

	As of September 30, 2005	As of December 31, 2004
Expected life (years)	1.15	1.92
Interest rate	3.96%	3%
Volatility	67%	128%
Dividend yield	0%	0%

The decrease in fair value of the liability associated with the warrants of $455,317 was recorded as an unrealized gain in Wave’s statement of operations for the nine-month period ended September 30, 2005, versus a gain of $633,384 that was recorded for the nine month period ended September 30, 2004, in accordance with EITF 00-19.

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

On December 22, 2004, Wave moved to dismiss the complaint.  The Court held oral argument on March 25, 2005.  On September 26, 2005, the Court entered an Order stating that the defendants’ motion to dismiss has been allowed.  The Order stated that a memorandum of decision would follow, at which time judgment would enter.  The Court’s memorandum of decision has not been issued as of the date of this report.

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

The following sets forth reportable segment data:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Operating Revenues:
EMBASSY® digital security products and services	$325,983	$36,313	$644,255	$66,063
Wavexpress broadband media distribution products and services	9,352	8,062	26,611	35,055
Total Operating Revenues	335,335	44,375	670,866	101,118

(Net Loss):
EMBASSY® digital security products and services	(3,934,381)	(3,676,120)	(11,996,794)	(12,287,250)
Wavexpress broadband media distribution	(530,079)	(926,841)	(1,676,101)	(2,802,099)
Total Segments Net Loss	(4,464,460)	(4,602,961)	(13,672,895)	(15,089,349)
Interest income	17,855	5,198	57,925	18,692
Gain on sale of marketable securities	92,340	514,407	92,340	2,907,065
Unrealized gain (loss) on change in value of warrant liability	(7,543)	282,839	455,317	633,384
Net Loss	$(4,361,808)	$(3,800,517)	$(13,067,313)	$(11,530,208)

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	186,942	184,684	550,245	532,184
Wavexpress broadband media distribution	22,545	26,330	72,878	122,724
Total Depreciation and Amortization Expense	$209,487	$211,014	623,123	$654,908

Capital Expenditures:
EMBASSY® digital security products and services	63,099	11,805	111,271	271,348
Wavexpress broadband media distribution	2,095	6,559	4,733	122,696
Total Capital Expenditures	$65,194	$18,364	$116,004	$394,044

	As of
	September 30,	December 31,
	2005	2004
Assets:
EMBASSY® digital security products and services	$4,020,889	$8,167,614
Wavexpress broadband media distribution	208,216	286,968
Total Assets	$4,229,105	$8,454,582

9.              Issuance of Common Stock

On August 5, 2005, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 4,000,000 shares of Class A Common Stock, par value $.01 per share, for $0.90 per share, to certain purchasers who are parties to the Purchase Agreement (the “Purchasers”) for an aggregate purchase price of $3,600,000.  JPC Capital Partners, Inc. (formerly Corpfin Inc.) (the “Placement Agent”), had entered into a placement agency agreement with Wave in which they agreed to act as Placement Agent in connection with the offering.  Wave has agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering.  Wave realized net proceeds of $3,389,205 after deducting the placement agent fees of $144,000 and additional legal and other fees associated with the issuance of these securities of $66,795.  This securities purchase agreement specifies that the shares shall be issued pursuant to a shelf registration statement which was filed by Wave on April 15, 2004 and declared effective by the Securities and Exchange Commission (the “SEC”) on May 10, 2004.

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

On June 1, 2005 Wave sold 253,475 shares of Class A Common Stock to Wave and Wavexpress employees for $0.765 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan.  Wave received proceeds of $191,754, from the sale of these shares.

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

10.       New Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (“FASB”) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R eliminates our ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect in its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective generally for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original Statement of Financial Accounting Statement No. 123 will apply this revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original Statement of Financial Accounting Statement No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original Statement 123. We are currently evaluating the requirements of SFAS 123R and will adopt this statement on the effective date. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on future levels of share-based payments by Wave, Wave’s future share prices and volatility, and future market interest rates.  However, had we adopted SFAS 123R in prior periods, the impact would have approximated the impact of Statement of Financial Accounting Statement No. 123, as described in the disclosure of pro-forma net loss and loss per share in footnote 5.  We expect that the adoption of SFAS 123R will have a material effect on our financial statements.

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

In 2003, Wave began the market introduction of its first commercial products designed to support the first emerging products that include TPMs in this marketplace.  In 2004, Wave continued to develop enhancements to its existing products and has developed additional products in support of the emerging TCG-specifications. Wave continues to develop these products through the third quarter of 2005.

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

The market trends and opportunities on which management focused its activities on during the nine months ended September 30, 2005 included the following:

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

With respect to sales and marketing, management is focused on broadening distribution strategies to include the direct engagement of our channel partners using their resellers and systems integrators.  We have also expanded our targeted presence selling directly to OEMs and we have specifically focused our resources toward solution selling in these channels.  We have reorganized and shifted the focus of our sales force in order to achieve these objectives.  We have also hired regional sales representation in Japan.

Management is also focused on opportunities for its eSign Transaction Management Suite to provide digital signing and document management solutions to the financial services industry and other vertical markets in which there is a clear and identifiable value from implementing these solutions.  Although we have met significant implementation challenges and long sales cycles with this effort, we have also entered into contracts with a la mode, inc. in the real estate industry in 2004 and with Efficient Forms, LLC in the financial services sector in 2005. We continue to pursue additional opportunities for the eSign Transaction Management Suite.

Wavexpress, Inc. (“Wavexpress”) is focused on building a sustainable revenue stream by establishing partnerships with branded content providers to provide paid and advertising supported video entertainment services. Wavexpress’ TVTonic service has recently added new content partners and has been designed to support any video channel distributed via Really Simple Syndication (“RSS”).  RSS is the standard format for blogs and podcasts and is being increasingly used for open video distribution on the Internet. It is intended that TVTonic will be an advertising supported service.  TVTonic is currently being promoted with all Microsoft Media Center Edition PCs through their Online Spotlight partner program.  In addition, Wavexpress is extending its technology so that its subscriber management system can leverage the added security of a TPM and is preparing back-office systems for standalone deployment into enterprise installations.

Wavexpress currently has two active contracts that are generating revenue in 2005.  It is expected that these contracts will generate revenue that is in line with the revenue that Wavexpress has generated in the last two fiscal quarters.  Management plans to continue to devote development resources toward building its feature set to meet market demand.

While management is primarily focused on the emerging TCG Trusted Platform opportunities, it remains committed to pursuing business opportunities that involve its proprietary EMBASSY Trust System products and services, primarily in the government sector.

Our Products

Client-side Applications

The EMBASSY Trust Suite

The current version of the EMBASSY Trust Suite is a set of applications and services that are designed to bring functionality and user value to TPM-enabled products.  Designed to make the TPM easy for users to set up and use, the EMBASSY Trust Suite includes the EMBASSY Security Center (the “ESC”), Document Manager Vault (“Vault”), Private Information Manager (“PIM”), SmartSignature and Key Transfer Manager (“KTM”).

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

Additionally, in 2004, Wave began developing a new set of TPM Wizards as part of the EMBASSY Trust Suite which allow users to setup and use the TPM for securing 802.11x wireless networks, the Windows Encrypting File System and encrypting email.  The TPM Wizard enhancement was released during the 1st quarter of 2005.

In August 2005, Wave signed an agreement with Seagate Technology LLC (“Seagate”) to develop a trusted drive manager software module for the EMBASSY Trust Suite, which will support the Seagate Momentus 5400 Full Disc Encryption products announced by Seagate (the “Seagate Trusted Drives”).  Wave’s support for the Seagate Trusted Drives will also utilize its EMBASSY Trust Suite software for TPM and key management.

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $3.1 million for the twelve-month period ending September 30, 2006.

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

Current planned development costs for this product group are expected to be approximately $2.5 million for the twelve-month period ending September 30, 2006.

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

Current planned development costs for this product are expected to be approximately $1.5 million for the twelve-month period ending September 30, 2006.

Digital Signature and Electronic Document Management

On October 4, 2001, Wave acquired the digital signature and electronic document management technology, SmartSignature and SmartSAFE, from SignOnLine, Inc. (“SignOnLine”), a California-based company.  This group of products now makes up our eSign Transaction Management Suite, also known as eTMS (“eTMS”), which now consists of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0 is a digital signature application that connects signers and institutions – banks, insurance companies, enterprises, etc. — through a legally binding digital signature.  To increase the security associated with identity protection and digital signing credentials, Wave’s SmartSignature is currently enabled for the support of TPMs.  SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked.  SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional documentation methods.  SmartSignature Version 3.0 and SmartSAFE Version 3.0 have been completed and Wave commercially released these products in the first quarter of 2003.  SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed and released in January of 2003.  Future development activities for this product group will be based on specific industry and customer opportunities.  Wave will continue to allocate resources towards marketing and sales to promote these products.

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

We believe Wavexpress’ products deliver value to content providers because the technology enables a broadband-delivered video experience which, to the end-user, is more like watching a DVD than streaming video over the Internet.  Rather than streaming, Wavexpress utilizes a managed media cache at the point of presentation – the end-user PC.  Media is downloaded to subscribers at off-peak hours and made available for playback once fully stored on the subscriber’s PC.  This provides a higher quality, more reliable video experience than streaming video.

Planned future development expenditures are expected to approximate $1.1 million for the year ending September 30, 2006.  As of September 30, 2005, Wave owned 69% of Wavexpress and Sarnoff owned 25.6%.

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

R&D

Wave is a development stage company and has realized minimal operating revenues since its inception.  At September 30, 2005, Wave had an accumulated deficit of approximately $280.3 million.  Wave has made a substantial investment in research and development including $5.1 million for the nine month period ended September 30, 2005, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2004, 2003 and 2002, Wave spent approximately $6.8 million, $7.4 million and $12.0 million, respectively, on research and development activities.  In addition, Wave licensed technology and in-process research and development from Aladdin Knowledge Systems for cash and warrants valued at $3.9 million in July 1997.  From its inception in February 1988 through September 30, 2005, Wave has spent approximately $103.3 million on research and development activities.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

For the three months ended September 30, 2005, Wave had revenues of $335,335 that were derived primarily from software licenses.  For the three months ended September 30, 2004, revenues were $44,375 also derived primarily from software licenses.  The increase was the result of increased shipments of Wave’s OEM customers’ products for which Wave is paid royalties for Wave software and technology that is included with these OEM products.

The table below sets forth the components that make up the revenue for the quarters ended September 30:

	2005	2004	Increase	% Change
Services	$11,166	$—	$11,166	—%
Licensing and Other	324,169	44,375	279,794	631%
Total Net Revenues	$335,335	$44,375	$290,960	656%

Cost of sales for the three months ended September 30, 2005, was $184,916 compared with $35,041 for the same period in 2004.  The increase in costs of sales was due to additional amortization of capitalized software of $131,013, associated with products licensed during the September 30, 2005 quarter versus the prior-year quarter. In addition, service and licensing costs increased resulting from the increase in revenues for these line items.

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30, 2005 were $2,787,761 as compared to $2,887,805 for the comparable period of 2004, a decrease of 3.5% on a consolidated basis.  The decrease was due in large part to decreases in salary, benefits and other employee costs totaling approximately $129,000 on a consolidated basis, associated with headcount reductions at Wavexpress.  In addition, depreciation and amortization expense was lower by approximately $151,000, because amortization that was previously included in SG&A for the quarter ended September 30, 2004, related to revenue and was therefore included in cost of sales in the quarter ended September 30, 2005.  These decreases were offset by increased legal expense of approximately $138,000 in connection with pending legal matters.  Wavexpress’ SG&A expenses were $276,449 and $485,629 for the quarters ended September 30, 2005 and 2004, respectively.  This 43% decrease was due primarily to decreased salary, benefit, travel and other employee-related expenses totaling $148,000 related to headcount reductions at Wavexpress, where five selling, general and administrative positions were eliminated.

The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.  Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing products and markets for our technology.  We expect SG&A expenses to remain approximately at the same level as the quarter ended September 30, 2005 for the foreseeable future, although actual expenditures may vary depending upon the future business needs of Wave.

Research and development expenses for the three months ended September 30, 2005 were $1,827,118 as compared to $1,724,490 for the comparable period of 2004, an increase of 6%.  This year-to-year comparison indicates that research and development expense on a consolidated basis did not fluctuate significantly, which was consistent with management’s expectation.  Wave’s research and development expenses increased by approximately $287,000 because of salary, fringe and other employee-related expense increases of $90,000 and increases in consultant costs of approximately $204,000.  These expenses were due to increases in headcount of both employees and consultants employed by Wave during the quarter.  Wavexpress’ research and development expenditures included in the above were $253,442 and $438,574 for the quarters ended September 30, 2005 and 2004, respectively, for a decrease of approximately 42%, related primarily to the salary and fringe benefit cost reductions of $169,000 and a reduction in expenditures for consultants of $10,000.  These reductions in employee and consultant costs resulted from reduced headcount of approximately 8 positions, quarter over quarter.

Interest income for the three months ended September 30, 2005 was $17,855 as compared to $5,198 for the comparable period of 2004.  The increase in interest income was primarily attributable to higher interest rates earned on Wave’s money market accounts for the quarter ended September 30, 2005 versus the quarter ended September 30, 2004.

Wave sold 200,000 shares of Saflink common stock for total proceeds of $289,003, during the quarter ended September 30, 2005, at an average selling price of $1.45 per share, realizing an aggregate gain from the sales of $92,340.  Wave sold 432,000 shares of its holdings of SSP Solutions, Inc., common stock and 24,000 shares of Saflink common stock during the quarter ended September 30, 2004 for total proceeds of $793,181, recording a realized gain of $514,407 on the sales.

For the quarter ended September 30, 2005, Wave recorded a loss representing the increase in the value of the liability for outstanding warrants containing net cash settlement features, of $7,543 versus a gain of $282,839 for the quarter ended September 30, 2004.  These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at $37,811 as of September 30, 2005, versus $30,268, as of June 30, 2005.  The increase was primarily the result of the increase in the quoted closing price on the Nasdaq National Market of Wave’s Class A Common Stock from June 30, 2005 to September 30, 2005.  Because the market price of Wave’s Class A Common Stock increased, the fair value of the warrant liability increased as well, resulting in the loss.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended September 30, 2005 was $4,361,808 as compared to $3,800,517 for the comparable period of 2004.

Nine Months Ended September 30, 2005 and 2004

Wave had revenues of $670,866 and $101,118 for the nine month period ended September 30, 2005 and 2004, respectively, which were primarily derived from license contracts in both nine-month periods.  The increase was the result of increased shipments of Wave’s OEM customers’ products for which Wave is paid royalties for Wave software and technology that is included with these OEM products.

The table below sets forth the components that make up the revenue for the nine-month periods ended September 30, 2005 and 2004:

	2005	2004	Increase/ (Decrease)	% Change
Product	$—	$6,660	$(6,660)	(100)%
Services	31,548	—	31,548	—
Licensing and Other	639,318	94,458	544,860	577%
Total Net Revenues	$670,866	$101,118	$569,748	563%

Cost of sales for the nine-month period ended September 30, 2005, was $530,918 compared with $65,267 for the same period in 2004.  The increase in costs of sales was due primarily to additional amortization of capitalized software associated with products licensed during the September 30, 2005 nine-month period versus the prior year nine-month period.  In addition, service and licensing costs increased resulting from the increase in revenues for these line items.

SG&A expenses for the nine months ended September 30, 2005 were $8,721,623, as compared to $9,695,238 for the comparable period of 2004, a decrease of approximately 10%.  The decrease was due in large part to decreases in salary and benefit costs totaling approximately $410,000 on a consolidated basis, associated with headcount reductions at Wavexpress, and a decrease in legal expense of approximately $236,000 associated with lower expenses in the nine month period ended September 30, 2005 versus the prior period, relating to pending legal matters.  In addition, depreciation and amortization expense was lower by approximately $476,000, because amortization that was previously included in SG&A for the nine month period ended September 30, 2004, related to revenue and was therefore included in cost of sales for the nine month period ended September 30, 2005.  Included in the amounts listed above are Wavexpress’ SG&A expenses, which were $827,038 and $1,552,549 for the nine month periods ended September 30, 2005 and 2004, respectively.  This 47% decrease was due primarily to decreased salary, benefit, travel and other employee-related expenses totaling $515,331 related to headcount reductions at Wavexpress, where five selling, general and administrative positions were eliminated.  In addition, Wavexpress’ facility, broadband and telecommunications expenses were reduced by approximately $95,000, consultant and professional fees were reduced by approximately $34,000, and depreciation expenses decreased by approximately $32,000.

The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.  Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing products and markets for our technology.  We expect SG&A expenses to remain approximately at the same level as the nine months ended September 30, 2005 for the foreseeable future, although actual expenditures may vary depending upon the future business needs of Wave.

Research and development expenses for the nine months ended September 30, 2005 were $5,091,220, as compared to $5,128,596, for the comparable period of 2004, a decrease of 1%.  This decrease was primarily attributable to decreases in salaries, fringe and benefit expenditures of approximately $349,000 at Wavexpress associated with headcount reductions as Wavexpress, due to scaled back research and development efforts that occurred in the fourth quarter of 2004.  Wavexpress’ total research and development expenditures included in the above were $847,571 and $1,259,840, for the nine month period ended September 30, 2005 and 2004, respectively, for a decrease of approximately 33%, related primarily to the salary and fringe benefit cost reductions referred to above.  The decrease in Wavexpress’ research and development expenses were offset by increases in Wave’s research and development expenses, primarily resulting from salary and fringe expenses, which increased by approximately $135,000 and consultant expenses, which increased by approximately $234,000.  These expense increases were in connection with increased R&D projects during the nine-month period ended September 30, 2005 versus September 30, 2004.

In the nine month period ended September 30, 2004, Wave took a charge of $301,366 to write-off developed software that had been capitalized.  The software that was written off was developed for a distribution agreement that was entered into with NSC, whereby NSC was to distribute it with its trusted platform model chip.  The write-off was the result of the termination of the agreement and because the version of the software that was written off was discontinued and superseded by a new version.  Consequently, the value of the software became impaired because it had no alternative uses.  No such impairment charges were incurred in the nine month period ended September 30, 2005.  Wave continues to maintain a license agreement with NSC’s successor, Winbond, whereby Wave is paid royalties based on Wave intellectual property that is included in Winbond’s chip design.

Interest income for the nine months ended September 30, 2005 was $57,925 as compared to $18,692, for the comparable period of 2004.  The increase in interest income is primarily attributable to an increase in interest rates earned on Wave’s money market accounts for the nine-month period ended September 30, 2005 compared with the same period in 2004.

Wave sold 200,000 shares of its holdings of Saflink common stock during the nine months ended September 30, 2005 for total proceeds of $289,003, recording a realized gain of $92,340 on the sales. Wave sold 2,507,300 shares of its holdings of SSP Solutions, Inc., common stock and 24,000 shares of Saflink common stock during the nine months ended September 30, 2004, for total proceeds of $4,410,266, recording a realized gain of $2,907,065 on the sales.

For the nine month period ended September 30, 2005, Wave recorded a gain, representing the decrease in the value of the liability for outstanding warrants containing net cash settlement features, of $455,317, versus a gain of $633,384 for the nine-month period ended September 30, 2004.  These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at $493,128 as of December 31, 2004, and $37,811 as of September 30, 2005.  The decrease was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave’s Class A Common Stock from December 31, 2004 to September 30, 2005.  Because the price of Wave’s Class A Common Stock declined, the fair value of the warrant liability decreased as well, resulting in the gain.

Due to the reasons set forth above, our net loss to common stockholders for the nine months ended September 30, 2005 was $13,067,313 as compared to $11,530,208, for the comparable period of 2004.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of September 30, 2005, had a $280,251,677 deficit accumulated during the development stage.  Total stockholders’ equity as of September 30, 2005 was $834,874.  Wave has financed its operations through September 30, 2005 principally through the issuance of Class A and B Common Stock and various series of preferred stock, for total net proceeds of $242,778,008.

Sources and uses of cash

As of September 30, 2005, Wave had $2,415,851 in cash and cash equivalents.  As of December 31, 2004, Wave had $5,805,912 in cash and cash equivalents.  Wave had marketable securities with a value of $69,216 as of September 30, 2005 and $721,880 as of December 31, 2004.  The decrease in cash and cash equivalents of $3,390,061, resulted from $13,205,578 used in operating activities, $172,999 provided by investing activities, which consisted of $289,003 in proceeds from the sale of marketable securities offset by $116,004 used for the acquisition of capital assets, and $9,642,518 provided from financing activities, consisting of net proceeds from the issuance of newly issued common stock during the nine months ended September 30, 2005.  At September 30, 2005, Wave had negative working capital of $263,978.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve months ending September 30, 2006 will be approximately $20,500,000, including research and development (including capitalized product development), acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of  $ 2,415,851 as of September 30, 2005

•                  sales of marketable securities valued at $69,216 as of September 30, 2005

•                  gross margin contribution from sales and licensing of products

•                  the sale of additional shares of Class A Common Stock

Given Wave’s capital requirements for the twelve-month period ending September 30, 2006 as indicated above, and our cash balance as of September 30, 2005, Wave will be required to raise additional capital to continue to fund its operations.

We plan to obtain additional funding from further sales of newly issued shares of Class A Common Stock including the sale of Class A Common Stock under the remaining availability of a $25,000,000 shelf registration statement that we filed on April 15, 2004 that the Securities and Exchange Commission declared effective on May 10, 2004.  Since that time, we have completed several sales of Class A Common Stock under this registration statement, which are listed below:

•            On August 2, 2004, we sold 3,529,412 shares of Class A Common Stock for $0.85 per share, for gross proceeds of $3,000,000, for which we received $2,777,897, after paying underwriter and other fees.  In addition, warrants for 4,411,765 shares were granted at adjusted exercise prices ranging from $1.13 to $1.24 per share.  The warrants were exercisable beginning January 30, 2005 through January 30, 2006. On August 1, 2005, Wave issued 2,000,000 shares for a partial exercise of one of the warrants that expired on that date, for which Wave received gross proceeds of $2,260,000 less placement agent fees of $90,400 for net proceeds of $2,169,600. The remainder of this warrant to purchase 1,529,412 shares expired on August 1, 2005, leaving 882,353 warrant shares outstanding, that expire on January 30, 2006, are exercisable at $1.24 per share and will yield $1,096,147 in gross proceeds if exercised.

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

•            On August 5, 2005, Wave sold and issued 4,000,000 shares of Class A Common Stock for $0.90 per share for aggregate proceeds of $3,600,000, for which it received net proceeds of $3,389,205 after paying underwriter and other fees, which totaled $210,795.

The remaining availability under this Shelf Registration, after subtracting the $18,719,030 in gross proceeds from the financings referred to above, is approximately $6,280,000, of which $1,096,147 is reserved for the unexercised warrants which expire on January 30, 2006.  It is also likely that we will be required to raise additional capital through financings over and above the remaining availability of this shelf registration to the extent that financings under the shelf plus revenues over the ensuing twelve month period do not cover our operating expenses.

An additional source of cash to fund operations for the period will likely come from the sales of its marketable securities, valued as of September 30, 2005 at approximately $69,216 which consist of 59,670 shares of Saflink’s common stock.  Wave may sell some or all of its holdings in Safllink, as needed to fund its operations for the twelve-month period ending September 30, 2006.

Revenue outlook

During 2003, Wave began licensing its EMBASSY Trust Suite software through bundling arrangements with OEMs with whom it signed contracts during the year.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources in 2004 totaled approximately $355,000.  We have received cash from all revenue sources of approximately $512,000 during the nine months ended September 30, 2005.

Because of the early stage of Wave’s market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues.  We do not expect to generate revenues at a level to cover our total operating costs for the twelve-month period ending September 30, 2006.  We continue to work with our current partners and customers to introduce and promote our existing software products and new software products, under development, in an effort to expand the market for TPM-based secure computing and thereby increase our market share and revenues.  However, because TCG hardware security is still a new, developing category within the computer security market, the ultimate size of this market and the timeframe for its development are still unknown and difficult to predict.  Wave will also continue to pursue hardware sales and licensing of its proprietary EMBASSY Trust System, primarily in government-related security markets.

Wavexpress currently has two active contracts with customers for its broadband media distribution services.  Under these contracts, Wavexpress shares subscription and/or advertising revenue generated by the client’s website in addition to bandwidth fees.  Given that this is a new type of service, it is difficult to predict the subscription levels and, therefore, the revenue that will be generated from these contracts.  In addition, Wavexpress has a number of customer prospects with whom it may close business in 2005.  However, it is also difficult to predict the number of contracts that it will enter into during the year, if any.

Known trends and uncertainties affecting future cash flows

Wave’s cash and marketable securities on hand will not, on their own, be sufficient to fund operations for the full twelve-month period ending September 30, 2006.  Wave will need to generate at least $18,000,000, from revenue sources and additional financings to continue in business through September 30, 2006.  Given the uncertainties described above with respect to Wave’s revenue outlook for the period, Wave will be required to raise additional capital under the remaining availability of $6,280,000 under the $25,000,000 shelf registration it filed in April 15, 2004; and through additional financings over and above the remaining availability of this shelf registration, to the extent that financings under the shelf plus revenues over the ensuing twelve month period do not cover our operating expenses.  The amount of any such financing is unknown at this time.  Additionally, Wave may be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives.  It should also be noted that the market price of Saflink’s common stock is and has historically been volatile, and there is no certainty that such market price will not decrease thereby reducing the amount of proceeds realizable from this investment.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing beyond September 30, 2006 to increase market awareness.  Therefore, if Wave is not able to begin to generate significant revenues by September 30, 2006 to cover its operating costs, it will need to generate capital from other sources, including raising funds through issuing additional common stock, preferred stock and/or debt to fund its operations beyond September 30, 2006.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Total
Operating leases commitments	$855,102	$879,224	$213,637	$1,947,963

Net operating and capital loss carryforwards

As of December 31, 2004, Wave had available net operating and capital loss carryforwards for Federal income tax purposes of approximately $232 million, which expire beginning in 2005 through 2024.  Because of the “change in ownership” provisions of the Tax Reform Act of 1986, the utilization of our net operating and capital loss carryforwards against taxable income in future periods may be subject to an annual limitation if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period.  We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following.  As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (“FASB”) issued a revision to Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”). SFAS 123R eliminates our ability to use the intrinsic value method of accounting under APB Opinion 25, “Accounting for Stock Issued to Employees,” and generally requires a public entity to reflect in its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those equity instruments. Among other things, SFAS 123R also requires entities to estimate the number of instruments for which the requisite service is expected to be rendered and, if the terms or conditions of an equity award are modified after the grant date, to recognize incremental compensation cost for such a modification by comparing the fair value of the modified award with the fair value of the award immediately before the modification. In addition, SFAS 123R amends FASB Statement No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. SFAS 123R is effective generally for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. As of the required effective date, all public entities that used the fair-value-based method for either recognition or disclosure under the original Statement of Financial Accounting Standard No. 123 will apply this revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under the original Statement of Financial Accounting Standard No.123 for either recognition or pro forma disclosures. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original Statement 123. We are currently evaluating the requirements of SFAS 123R and will adopt this statement on the effective date. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on future levels of share-based payments by Wave, Wave’s future share prices and volatility, and future market interest rates.  However, had we adopted SFAS 123R in prior periods, the impact would have approximated the impact of Statement of Financial Accounting Standard No.123, as described in the disclosure of pro-forma net loss and loss per share in footnote 5.  We expect that the adoption of SFAS 123R will have a material effect on our financial statements.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Wave’s investment portfolio consists of a minority equity investment in Saflink Corporation, a publicly traded company.  As of September 30, 2005, we held 59,670 shares of Saflink’s common stock.  These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity.  This investment is inherently risky because the markets for the technologies or products that Saflink has under development are typically in the early stages and may never become profitable.  In addition, the value of this investment is subject to significant price volatility, and therefore, our investment in these shares is subject to potentially significant declines in value.  For example, during the period that Wave has held shares of Saflink, its closing price has fluctuated from a low closing price of $1.01 to a high closing price of $2.97.  The following table presents the change in fair values of Wave’s investments in marketable equity securities of publicly traded entities using the high and low closing prices of the securities from August 9, 2004, which was the first trading day that Wave owned Safllink’s common stock through October 20, 2005:

	Fair Market Value (“FMV”) at the lowest closing price from August 9, 2004 through October 20, 2005	FMV as of September 30, 2005	FMV at the highest closing price from August 9, 2004 through October 20, 2005
Corporate Equities	$60,266	$69,216	$177,217
Percentage decrease from highest closing price	66%	61%	—
Percentage decrease from FMV as of September 30, 2005	13%	—	—

Assuming hypothetical future changes in the market prices of these investments based on the historical data presented above, the potential loss in future values resulting from such changes could range from between 13% and 66% of the fair market value of these investments as of September 30, 2005.  The amount of such hypothetical future losses in fair market value would be equal to approximately $8,998, $42,222 and $45,683, using hypothetical losses of 13%, 61% and 66%, respectively.

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

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                           Legal Proceedings

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

On December 22, 2004, Wave moved to dismiss the complaint.  The Court held oral argument on March 25, 2005.  On September 26, 2005, the Court entered an Order stating that the defendants’ motion to dismiss has been allowed.  The Order stated that a memorandum of decision would follow, at which time judgment would enter.  The Court’s memorandum of decision has not issued as of the date of this report.

Item 5                                                              Exhibits and Reports on Form 8-K

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

Dated: November 9, 2005

WAVE SYSTEMS CORP.
(Registrant)

By:	/s/ Steven K. Sprague
Name:	Steven K. Sprague
Title:	President and Chief Executive Officer

By:	/s/ Gerard T. Feeney
Name:	Gerard T. Feeney
Title:	Chief Financial Officer