Form 10-K
period 2005-12-31
WAVE SYSTEMS CORP
filed 2006-03-16
CIK 919013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Class A Common Stock, $.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No ☒

As of December 31, 2005 there were 93,341,479 shares of the registrant’s Class A Common Stock and 175,725 shares of the Registrant’s Class B Common Stock outstanding.

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of March 8, 2006, was $63,746,428 (for purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, have been incorporated by reference into Part III of this annual report.

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE WAVE’S ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM THOSE ANTICIPATED AND DISCUSSED HEREIN. FURTHER, WAVE OPERATES IN AN INDUSTRY SECTOR WHERE SECURITIES VALUES MAY BE VOLATILE AND MAY BE INFLUENCED BY REGULATORY AND OTHER FACTORS BEYOND WAVE’S CONTROL. IMPORTANT FACTORS THAT WAVE BELIEVES MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE CAUTIONARY STATEMENTS ACCOMPANYING THE FORWARD-LOOKING STATEMENTS AND IN THE RISK FACTORS DETAILED IN PART I, ITEM I OF THIS FORM 10-K. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL RISK FACTORS AND CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-K ..

PART I

Item 1.                        Business

Wave Systems Corp., a development stage company, develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to and work with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org  (“TCG”). Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues. These issues include: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security, and regulatory compliance.

The TCG is an industry standards body, comprised of computer and device manufacturers, software vendors and others, whose purpose is to develop, define and promote open industry standard specifications for embedded hardware-enabled computing products, including security technologies across multiple platforms, peripherals and devices. The current TCG specification recommends a hardware-based trusted computing platform, which is a platform that uses an implementation of the TPM specification into a semiconductor device, known as a Trusted Platform Module (“TPM”) that performs protected activities, including protected storage, platform authentication, protected cryptographic processes and attestable state capabilities to provide the first level of trust for the computing platform (a “Trusted Platform”). The TPM is a hardware chip that is separate from the platform’s main CPU(s) that enables secure protection of files and other digital secrets, and performs critical security functions, such as generating, storing and protecting “cryptographic keys,” which are secret codes used to decipher encrypted or coded data. While TPMs provide the anchor for hardware security, known as the “root of trust”, trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services, such as key management and credential authentication.

Prior to the formation of the TCG, Wave developed its pioneering EMBASSY (EMBedded Application Security SYstem) Trust System. The EMBASSY Trust System is a combination of client hardware consisting of the EMBASSY 2100 security chip (the “EMBASSY chip”); and software  consisting of the Trust Assurance Network (“TAN”), a back-office infrastructure that manages its security functions. As the market for TPM-enabled products has developed with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications, by repurposing these product assets. Wave has since developed a set of applications known as the EMBASSY Trust Suite, EMBASSY Trust Server products, middleware and software tools to work with various other chip manufacturers’ TCG-enabled TPMs that are now available.   Wave’s products are unique in the fact that they support cross platform interoperability for the currently available TPM chips from Winbond Electronics Corporation (“Winbond”), (formerly National Semiconductor Corporation (“NSC”), Atmel, Broadcom, Infineon, and STMicroelectronics and have been verified for usage on TPM platforms shipped by Intel, IBM, HP, Fujitsu, Gateway and Dell.

Wave’s operations to date have consisted primarily of product development, performance under contract to develop products and preliminary marketing to personal computer (“PC”) and Semi-conductor Chip (“Chip”) original equipment manufacturers (“OEMs”), resellers, and enterprises. In addition, Wave has signed distribution contracts for its products with a number of OEMs that have resulted in a marked increase in revenues for the year ended December 31, 2005 versus prior years.

Although Wave was successful in signing distribution contracts with Intel, NSC (now Winbond) and ST Microelectronics, Wave’s total revenue has not grown to a level that is significant in relation to our expenditures. As a result, we have experienced a slow pattern of corporate development. As of December 31, 2005, we had negative working capital of approximately $1.1 million. Considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that we will need a minimum of approximately $12 million of additional cash to satisfy our current forecasted cash flow requirements for the year ending December 31, 2006. As discussed above, Wave has begun market introduction of its software products for Trusted Platforms and has signed its first distribution contracts for these applications. However, due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated in calendar 2006 to fund its cash flow requirements. Given the uncertainty with respect to Wave’s revenue forecast for 2006, it is likely that Wave will be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the year ending December 31, 2006. Furthermore, in the event that we are successful in executing our business plan for 2006, we will likely still be in a cash shortfall position and we will need to begin to generate sufficient sales to fund operations in future years, or we will be required to raise additional capital to continue beyond 2006. Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not secured additional financing  at this time and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

Formation of the Trusted Computing Group and introduction of TCG Compliant Products

In April, 2003 the TCG was formed. The Promoting Founders were AMD, HP, IBM, Intel, and Microsoft, and Wave Systems was invited to join the founding group as a Contributing Member. The TCG formally accepted the initial technical specifications developed by the Trusted Computing Platform Alliance (“TCPA”) for Trusted Platform Modules Version 1.1. TCG formally superseded the TCPA organization. The TCG has significantly expanded the industry participation in security hardware standards with membership from industry leaders for important additional platforms including cell phones, PDAs and consumer electronics. During 2003, several manufacturers of semiconductors for the PC industry including National Semiconductor, Atmel and Infineon were offering products that have the capability to function as TPMs that meet the TCG TPM Version 1.1 standard for trusted computing.  In addition, PC platforms which included TPMs were announced and/or available from IBM, Intel, and HP. In 2004 the rate of adoption of TPMs accelerated with additional platforms announced by the major OEMs already shipping platforms and an additional OEM, Fujitsu, announced products with TPM’s. In 2005 the rate of adoption of TPMs continued to grow with the availability of TPM-equipped PCs and servers from additional PC OEMs including Dell, Gateway  and Lenovo. The overall number of TPM-equipped PC models being offered from the OEMs shipping with TPMs combined with the increased number of OEMs that have introduced TPM-equipped models has continued to accelerate the total rate of TPMs being shipped by the PC industry.  In 2005, The TCG released a new version of the TPM specification, Version 1.2 which includes a number of enhancements and extensions over the Version 1.1b. TPM Version 1.2 is fully backwards compatible to Version 1.1b which provides a smoother transition for deployment of the TPM technology and increases the TPM functionality. In addition, vendors such as Atmel announced TPM products targeted to support embedded systems applications beyond the traditional PC market. There are also TCG Working Groups that are developing specifications to extend TCG technologies to other devices such as network products, servers, peripherals and mobile devices.

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

The ESC enables the user to set up and configure the TPM platform. In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management. Wave also announced that it would develop the Trusted Drive Manager functions for ESC to support the newly announced Seagate Full Disc Encryption drives.

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

Additionally, Wave has developed TPM Wizards as part of the EMBASSY Trust Suite which allow users to setup and use the TPM for securing 802.11x wireless networks, the Windows Encrypting File System and encrypting email. The TPM Wizard enhancement was released during the 1st quarter of 2005.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve. Current planned development costs for this product group are expected to be approximately $2.7 million for the year ending December 31, 2006.

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

Current planned development costs for this product group are expected to be approximately $2.4 million for the year ending December 31, 2006.

EMBASSY Trust Server Applications

EMBASSY Key Management Server (EKMS)

EKMS is a server application that is designed to provide corporate-level backup and transition of the TPM keys, a process known as key migration. Key migration using EKMS is designed to help prevent the risk of serious data loss in the event that a TPM, hard drive or motherboard becomes corrupted, or a user leaves the organization. For instance, an organization may require access to a former employee’s encrypted data or TPM-secured keys for business continuity or disaster recovery purposes. EKMS enables enterprise level key protection services while ensuring proper archive procedures and recovery capabilities.

EMBASSY Authentication Server (EAS)

EAS provides centralized management, provisioning and enforcement of multifactor domain access policies. With EAS, authentication policies can be based on TPM credentials, Smart Card credentials, user passwords and fingerprint templates. With EAS, authentication policies can be provisioned and managed from the domain controller. EAS has an integrated biometric template capability with support for a variety of 3rd-party vendors.

Current planned development costs for this product are expected to be approximately $1.1 million for the year ending December 31, 2006.

Digital Signature and Electronic Document Management

On October 4, 2001, Wave acquired the digital signature and electronic document management technology, SmartSignature and SmartSAFE, from SignOnLine, Inc. (“SignOnLine”), a California-based company. This group of products initially made up our eSign Transaction Management Suite, also known as eTMS (“eTMS”), which consisted of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect. SmartSignature Version 3.0 is a digital signature application that connects signers and institutions—banks, insurance companies, enterprises, etc.—through a legally binding digital signature. In Q4 of 2005, Wave launched SmartSignature Server, a server-side electronic signature application, which enables individuals to electronically sign and store virtually any format of document, while connected to a server, as opposed to the signing taking place on the client PC.

To increase the security associated with identity protection and digital signing credentials, Wave’s SmartSignature is currently enabled for the support of TPMs. SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked. SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents. SmartSAFE also supports archival and management of unsigned documents in virtually any format. These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional paper-based documentation methods. SmartSignature Version 3.0 and SmartSAFE Version 3.0 have been completed and Wave commercially released these products in the first quarter of 2003. SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed and released in January of 2003. Wave will continue to allocate resources toward marketing and sales to promote these products.

Wave’s eTMS, in addition to being part of the EMBASSY Trust Suite applications and supporting TPMs, is also being independently marketed in the insurance, mortgage, finance, government and other markets which are seeking digital and electronic signature solutions that are compliant with the Electronic Signatures in Global and National Commerce Act (“ESIGN”). In 2005, eTMS’ SmartSignature Server product was licensed to a la mode, Inc., a leading provider of desktop, mobile, and Web tools for the real estate and mortgage industries, to provide digital signature solutions for their XSites product line. Wave also signed a licensing agreement in 2005 with Efficient Forms, LLC, a leading provider of interview-based electronic forms creation, to offer a comprehensive managed-service solution for electronic forms and electronic signatures. In Q4 of 2005, the Wave/Efficient Forms managed service was launched, and deployed at FISERV ISS to automate internal and consumer business processes. Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

Current planned development costs for this product are expected to be approximately $449,000 for the year ending December 31, 2006.

Broadband Media Distribution Services

Wave offers broadband content distribution products and services through Wavexpress, a joint venture between Wave and Sarnoff Corporation. The joint venture was established on October 15, 1999. Under the joint venture agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress. Wave received a 53% equity interest and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter Sprague, former Chairman of Wave, Steven Sprague, Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

Wavexpress has developed a vertically integrated suite of products designed to enable the optimum broadband distribution of digital programming. The current product offering combines industry standard syndication protocols with proprietary back-end software to create an end-to-end content syndication and monetization platform. This system is offered to content providers looking to deliver high-quality broadband media services using either Wavexpress’ distribution facility or on their own, through Really Simple Syndication (“RSS”). RSS is the standard format for blogs and podcasts and is being increasingly used for open video distribution on the Internet. Content providers connect through the Wavexpress client and backend software to generate advertising revenue or subscription fees for premium services. Wavexpress’ business model intends to derive revenue either from direct fees charged to content providers for the use of Wavexpress software and facilities, or from a share of advertising proceeds collected.

Wavexpress proprietary client software is integrated and promoted through Microsoft’s Media Center Edition operating system, as well as with Microsoft’s Internet Explorer web browser.

We believe Wavexpress’ products deliver value to content providers by bringing a traditional advertising sales model to the emerging market for cached, syndicated, high-quality video content. By leveraging an open standard, RSS, Wavexpress believes it is in a position to work with any content provider—large or small. Wavexpress’ investment in proprietary backend and distribution technology creates opportunities to differentiate and capitalize on this rapidly growing segment of the content industry.

Planned future development expenditures are expected to approximate $1.1 million for the year ending December 31, 2006. As of December 31, 2005, Wave owned 69% of Wavexpress and Sarnoff owned 25.6%.

Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

Wave, as well as Wavexpress, is a development stage company and has realized minimal operating revenues since our inception. For the years ended December 31, 2005, 2004, and 2003 Wave incurred losses to common shareholders of approximately $17,562,000, $14,498,000 and $25,292,000, respectively. At December 31, 2005 we had an accumulated deficit of approximately $284,747,000. There can be no assurance that we will ever be successful in achieving commercial acceptance of our products and services.

Markets and Business Strategy

Our Market

Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a network or platform. Because of these persistent security concerns, there is now a recognized need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks. The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices. The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating a root of trust and an authenticatable security environment within the computer itself, will the information stored on the platform be adequately secure. Wave is seeking to become a software, application and services leader in hardware-based digital security and e-commerce products markets. Because Wave has been a pioneer in developing hardware-based computer security systems, it is distinctively positioned to take advantage of its unique knowledge, significant technology assets and trusted computing intellectual properties.

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

Capitalizing on Information Security Industry Trends

For 2005 and 2006 security remains one of the top industry priorities across multiple segments of the user and product value chains. This top priority is supported by increased spending budgets and high product adoption rates of new security offerings. Virtually all segments within the security markets are seeing increased focus.

Wave believes that a key differentiator of its EMBASSY Trust Suite is that it is interoperable across all of the currently available TPM-enabled Windows platforms and provides for ease of use. Key industry initiatives and security specifications that will require the addition of trusted hardware are moving forward in a number of platforms including Microsoft’s Next Generation Secure Computing Base (“NGSCB”) now known as Windows Vista operating system, Intel’s LaGrande secure computing program, and AMD’s Secure Execution Mode (“SEM”). Similar programs are under consideration in network devices, and mobile devices such as PDAs and cell phones and consumer electronics devices.

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

Pursue Strategic Marketing and Distribution Alliances

We intend to expand Wave’s strategic alliances with key partners that could distribute our products in enterprise, government and eventually consumer markets, and to build upon our alliances with such industry leaders as Intel, Dell, HP, IBM, Lenovo, Gateway and others in the PC industry. In addition, we are engaged in strategic activities with semi-conductor manufacturers Winbond (formerly NSC), Atmel, STMicroelectronics and Infineon Technologies to support and/or deploy EMBASSY applications with their TPMs designed to the TCG specifications. TCG has expanded its scope to include networking systems, trusted peripherals, data storage devices, mobile wireless products and consumer electronics devices. Wave believes its trusted computing offerings can provide significant value in these new markets and platforms and thus, is working to establish relationships with key partners in each of these markets.

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

•       Server applications:  Trusted devices require a number of life cycle management products to address the set up, registration, operations and systems management requirements of the platforms. Wave’s current offering consists of the EKMS and EAS. The server products will be enhanced with future versions and expanded to offer additional trust services.

These development efforts will likely be significant and Wave intends to expend a substantial portion of its research and development resources towards these enhancements as well as significant marketing and corporate development funds to introduce the products and build market demand. As a result, our continued research and development efforts will require substantial capital resources, which will likely necessitate the need for further funding so that Wave may ultimately be able to capitalize on the emerging market opportunities for its products and services. Wave announced major products in 2005, primarily for TPM applications, and is developing significant new client and server based products and product enhancements which are planned to be introduced in 2006. For example: At the RSA Conference, 2006, on February 14th, 2006, Wave presented demonstrations with both Juniper Networks and Nortel Networks, regarding the network security and platform integrity capabilities of TPM-enabled systems.

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

•       Banking and Finance—In addition to our European initiatives to be a leader in delivering solutions for European standards, which can provide strong authentication to services, we are aggressively cultivating interest and support from financial institutions for utilizing TCG-compliant platforms.  In 2005, Wave upgraded its Liberty Alliance membership to Sponsor Level in order to participate in the new Strong Authentication Expert Group, which is being driven primarily by financial institutions which are looking for new alternatives for strong authentication for electronic transactions.

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

Wavexpress offers its technology and services on the basis of a per-user fee and/or revenue share with the content owner, with a particular focus on advertising supported entertainment services. In addition, Wavexpress publishes to the installed base of Microsoft Media Center PCs five general interest channels of entertainment programming offered under the TVTonic brand. Wavexpress’ client software and TVTonic channels are pre-installed with one high-end Microsoft Media Center PC OEM. Wavexpress is looking to expand to other manufacturers in 2006.

Wave’s sales for the year ended December 31, 2005 consisted primarily of licensing its software applications, engineering and support services. Of the total revenue realized for the year ended December 31, 2005, 96% was derived from activities related to Wave’s computer security products and services and the remaining 4% was derived from Wavexpress’ broadband media distribution segment.  None of the customers from which Wave derived revenue in 2005 in excess of 10%, would have a material adverse effect on Wave’s business if Wave were to lose such customers, because the level of sales during the year overall was not significant to Wave’s level of expenditures. However, Wave’s business plan on a forward-looking basis, will depend heavily on a small number of OEM customers, partners and prospective customers, the loss of, or lack of substantial future revenues from any of whom, may have a material adverse effect on our business plan going forward. These include Winbond (formerly NSC), Intel, ST Microelectronics, Dell Computers, Inc. and others.

Competition

Wave EMBASSY Digital Security Products

We operate in the information security market, a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than us. Also, many current and potential competitors have greater name recognition and more extensive customer bases to leverage, allowing these competitors to gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of trusted computing solutions is still in the formative and early stages. The markets for our products are developing and, while the TCG specifications have provided the basis for the industry to move forward, there remains significant standards work efforts in order for the eco-system supporting trusted computing to move forward.  Wave’s potential competitors include security solutions providers such as RSA Security, Inc., Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco, Safenet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computer applications including Softex, Phoenix, Infineon and Microsoft. The competitive factors defining these evolving markets include product features, compatibility, standards compliance, quality and reliability, ease of use, performance, customer service and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. The features of Wave’s products that should allow it to compete favorably through product differentiation include: cross-platform, interoperable solutions; easy-to-use features; and leading edge trusted client/server infrastructure solutions. In addition, Wave continues to have leading solutions with its digital signature products, especially when combined with trusted computing platforms and features.

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

International Market

Most of our software products are controlled under various United States export control laws and regulations and may require export licenses for certain exports of the products and components outside of the United States and Canada. With respect to our EMBASSY Trust Suite software applications, we have applied for and received export classifications that allow us to export our products, without a license and with no restrictions, to any country throughout the world with the exception of Cuba, Iran, Iraq, Libya, North Korea, Sudan and Syria.

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

Research and Development

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development. We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, eTMS products, and broadband media distribution products. For the years ended December 31, 2005, 2004 and 2003 we spent approximately $6.9 million, $6.9 million and $7.4 million, respectively, on research and development (“R&D”) activities. Planned development expenditures for the year ended December 31, 2006 are expected to be approximately $7.8 million.

Employees

As of December 31, 2005, we employed eighty-six (86) full-time employees, thirty-eight (38) of whom were involved in sales, marketing and administration and forty-eight (48) of whom were involved in research and development (including fourteen (14) employed by Wavexpress, five (5) of whom were in sales, marketing and administration and nine (9) of whom were involved in research and development). As of December 31, 2005, we retained the services of nine (9) full-time consultants, three (3) of whom were retained by Wavexpress. We believe our employee relations are satisfactory.

Risk  Factors

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations, nor have we generated any significant operating revenue, as our products have not yet attained commercial acceptance. This is due primarily to the early stage nature of the digital security industry in which we operate. As of December 31, 2005, we have a deficit accumulated during the development stage of approximately $284.7 million and negative working capital of approximately $1,112,000. Given the lack of significant sales of our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

To achieve profitability we must, among other things:

•       Convince chip, personal computer motherboard, personal computer and computer peripheral manufacturers to license and distribute our products and services and/or make them available to their customers through their sales channels;

•       Convince computer end users and enterprise computer users to purchase our upgrade software and server products for trusted computing:

•       Convince consumers to choose to order, purchase and accept products using our products and services;

•       Continue to maintain the necessary resources, especially talented software programmers;

•       Develop relationships with personal computer manufacturers and computer systems integrators to facilitate and to maximize acceptance of our products and services; and

•       Generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital to support our operations until we can generate sufficient revenues and cash flows.

If we do not succeed in these objectives, we will not generate revenues; hence, our business will not be sustainable.

We may not be able to fund our operations and continue as a going concern.

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into May 2006. In order to fund our business through May of 2006 and beyond, it will be necessary for us to generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.

We may be unable to raise the $12 million of additional cash flow, which is necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, we estimate that our current available capital, including net proceeds of approximately $4,247,840 that we received from the sale of 8,348,598 shares of common stock on February 15, 2006, is sufficient to fund Wave into May of 2006. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon our current forecasts, that we will need to generate approximately $12,000,000, in addition to the $4,247,840 in proceeds referred to above, from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve months ended December 31, 2005. We expect we will be required to generate a significant portion of this cash through additional financings in the form of sales of securities pursuant to a shelf registration statement filed with the SEC on December 16, 2006, which was declared effective on January 13, 2006. We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted, or the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.    The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives. Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

Our market is in the early stage of development so we are unable to accurately ascertain the size and growth potential for revenue in such a market.

The market for our products and services is still developing and is continually evolving. As a result, substantial uncertainty exists with respect to the size of the market for these products and the level of capital that will be required to meet the evolving technical requirements of the marketplace.

Wave’s business model relies on an assumed market of tens of millions of units shipping with built-in security hardware. Because this market remains in the early stage of development, there is significant uncertainty with respect to the validity of the future size of the market. If the market for computer systems that utilize our products and services does not grow to the extent necessary for us to realize our business plan, we may not be successful.

As this early stage market develops and evolves, significant capital will likely be required to fund the resources needed to meet the changing technological demands of the marketplace. There is uncertainty with respect to the level of capital that may be required to meet these changing technological demands. If the amount of capital resources needed exceeds our ability to obtain such capital, we may not be a viable enterprise.

Wave is not established in the industry so we may not be accepted as a supplier or service provider to the market.

Wave’s offering represents a highly complex architecture designed to solve many of the security issues currently present with computer systems, such as identity theft, fraudulent transactions, virus attacks, unauthorized access to restricted networks and other security problems that users of computer systems generally encounter. We are uncertain as to whether the marketplace will accept our solution to these security problems. We will not be successful if the market does not accept the value proposition that we perceive to be present in our products and services.

Although Wave has expended considerable resources in developing technology and products that utilize our technology and in business development activities in an attempt to drive the development of the hardware security market, we do not have a track record as a substantial supplier or service provider to consumers of computer systems. Therefore, uncertainty remains as to whether we will be accepted as a supplier to the enterprise and consumer markets, which will likely be necessary for us to be a successful commercial enterprise.

Our products have not been accepted as industry standards, which may slow their sales growth.

We believe platforms adopting integrated hardware security into the PC will become a significant standard feature in the overall PC marketplace. However, our technologies have not been accepted as industry standards. Standards for trusted computing are still evolving. To be successful, we must obtain acceptance of our technologies as industry standards, modify our products and services to meet whatever industry standards ultimately develop, or adapt our products to be complementary to whatever these standards become. If we fail to do any of these, we will not be successful in commercializing our technology; and therefore, we will not generate sales to fund our operations and develop into a self-sustaining, profitable business.

If we do not keep up with technological changes, our product development and business growth will suffer.

Because the market in which we operate is characterized by rapidly changing technology, changes in customer requirements, frequent new products, service introductions and enhancements, and emerging industry standards, our success will depend, among other things, upon our ability to improve our products, develop and introduce new products and services that keep pace with technological developments, remain compatible with changing computer system platforms, respond to evolving customer requirements and achieve market acceptance on a timely and cost effective basis. If we do not identify, develop, manufacture, market and support new products and deploy new services effectively and timely, our business will not grow, our financial results will suffer, and we may not have the ability to remain in business.

We encounter risks relating to security, system disruptions and computer infrastructure that could compromise our digital content.

Although we have implemented in our products various security mechanisms, our products and services may nevertheless be vulnerable to break-ins, piracy and similar disruptive problems caused by Internet users. Any of these disruptions would harm our business. Advances in computer capabilities, new discoveries in the field of security, or other developments may result in a compromise or breach of the technology we use to protect products and information in electronic form. Computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of users of our products, which may result in significant liability to us and may also deter potential customers.

A party who is able to circumvent our security measures could misappropriate proprietary electronic content or cause interruptions in our operations and those of our strategic partners. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Our attempts to implement contracts that limit our liability to our customers, including liability arising from a failure of security features contained in our products and services, may not be enforceable. We currently do not have product liability insurance to protect against these risks.

Competition and competing technologies may render some or all of our products non-competitive or obsolete.

An increasing number of market entrants have introduced or are developing products and services that compete with Wave’s. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave’s potential competitors include security solutions providers such as RSA Security, Inc., Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Ultimaco, Safenet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing are developing trusted computing applications, including Softex, Phoenix, Infineon and Microsoft.

Other companies have developed or are developing technologies that are, or may become, the basis for competitive products in the field of security and electronic content distribution. Some of those technologies may have an approach or means of processing that is entirely different from ours. Existing or new competitors may develop products that are superior to ours or that otherwise achieve greater market acceptance than ours. Due to Wave’s early stage, and lower relative name recognition compared to many of our competitors and potential competitors, our competitive position in the marketplace is vulnerable.

We have a high dependence on relationships with strategic partners that must continue or our ability to successfully produce and market our products will be impaired.

Due in large part to Wave’s early stage and lower name recognition, we depend upon strategic partners such as large, well established personal computer and semiconductor manufacturers and computer systems’ integrators to adopt our products and services within the Trusted Computing marketplace. These companies may choose not to use our products and could develop or market products or technologies that compete directly with us. We cannot predict whether these third parties will commit the resources necessary to achieve broad-based commercial acceptance of our technology. Any delay in the use of our technology by these partners could impede or prohibit the commercial acceptance of our products. Although we have established some binding commitments from some of our strategic partners, there can be no assurance that we will be able to enter into additional definitive agreements or that the terms of such agreements will be satisfactory. It will be necessary for Wave to expand upon our current business relationships with our partners, or form new ones, in order to sell more products and services for Wave to become a viable, self-sufficient enterprise.

Product defects or development delays may limit our ability to sell our products.

We may experience delays in the development of our new products and services and the added features and functionality to our existing products and services that our customers and prospective customers are demanding. If we are unable to successfully develop products that contain the features and functionality being demanded by these customers and prospective customers in a timely manner, we may lose business to our competitors. In addition, despite testing by us and potential customers, it is possible that our products may nevertheless contain defects. Development delays or defects could have a material adverse effect on our business if such defects and delays result in our inability to meet the market’s demand.

If we lose our key personnel, or fail to attract and retain additional personnel, we will be unable to continue to develop our products and technology.

We believe that our future success depends upon the continued service of our key technical and management personnel and on our ability to attract and retain highly skilled technical, management, sales and marketing personnel. Our industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that our current employees will continue to work for us or that we will be able to hire any additional personnel necessary for our growth. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these employees can be intense. We may not be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of us to do so would have a material adverse effect on our business.

We have a limited ability to protect our intellectual property rights and others could infringe on or misappropriate our proprietary rights.

Our success depends, in part, on our ability to enjoy or obtain protection for our products and technologies under United States and foreign patent laws, copyright laws and other intellectual property laws and to preserve our trade secrets. We cannot assure you that any patent owned or licensed by us will provide us with adequate protection or will not be challenged, invalidated, infringed or circumvented.

We rely on trade secrets and proprietary know-how, which we protect, in part, by confidentiality agreements with our employees and contract partners. However, our confidentiality agreements may be breached, and we may not have adequate remedies for these breaches. Our trade secrets may also otherwise become known or be independently discovered by competitors. We also rely on intellectual property laws to prevent the unauthorized duplication of our software and hardware products. While we have and will continue to protect our software and our patented technology, intellectual property laws may not adequately protect our technology. We have registered trademark and service mark registrations with the United States Patent and Trademark Office for the marks WaveMeter and WaveNet, EMBASSY, Second Shift (the Wave juggler logo), WaveDirect and Charity Wave. Wave intends to apply for additional name and logo marks in the United States and foreign jurisdictions, as appropriate, but we cannot assure you that federal registration of any of these trademarks will be granted.

Regulation of international transactions may limit our ability to sell our products in foreign markets.

Most of our software products are controlled under various United States export control laws and regulations and may require export licenses for certain exports of the products and components outside of the United States and Canada. With respect to our EMBASSY Trust Suite software applications, we have applied for and received export classifications that allow us to export our products, without a license and with no restrictions, to any country throughout the world with the exception of Cuba, Iran, Iraq, Libya, North Korea, Sudan and Syria.

We believe the export classifications that we have received for our software products allow us to sell our products internationally in an effective, competitively advantageous manner. Enhancements to existing products may, and new products, including the EMBASSY Trust Server applications will, be subject to reviews by the BXA to determine what export classification they will receive. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Currently, we are allowed to export the products for which we’ve received classification, in an unrestricted manner without a license. However, modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license. Such modifications could also make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.

In addition, import and export regulations of encryption/decryption technology vary from country to country. We may be subject to different statutory or regulatory controls in different foreign jurisdictions, and as such, our technology may not be permitted in these foreign jurisdictions. Violations of foreign regulations or regulation of international transactions could prevent us from being able to sell our products in international markets. Our success depends in large part to having access to international markets.

Our stock price is volatile.

The price of our Class A common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events and factors, such as:

•       quarterly variations in operating results;

•       announcements of technological innovations, new products, acquisitions, capital commitments or strategic alliances by us or our competitors;

•       the operating and stock price performance of other companies that investors may deem comparable to us; and

•       news reports relating to trends in our markets.

In addition, the stock market in general, and the market prices for technology-related companies in particular, have experienced significant price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our Class A common stock or any of our other securities for which a market develops, regardless of our operating performance. Securities class action litigation has often been instituted against companies that have experienced periods of volatility in the market price for their securities. A Class action lawsuit is currently pending against us (See “Class action lawsuits could affect our operations” below);  and it is possible that we could become the target of additional litigation of this kind that would require substantial management attention and expense. The diversion of management’s attention and capital resources could have a material adverse affect on our business. In addition, any negative publicity or perceived negative publicity of any such litigation could have an adverse impact on our business.

We may be subject to conflicts of interest that could adversely slow our corporate governance process.

Our Board of Directors does not include any representatives of our strategic partners. However, our Board of Directors has included in the past, and may include in the future, representatives of our strategic partners. It is possible that those corporations may be competing against us, or each other, directly or indirectly. A director who also represents another company may voluntarily abstain from voting on matters, where there could be conflicts of interest. Even if such a director does abstain, his presence on the Board could affect the process or the results of the Board’s deliberations. We have adopted no policies or procedures to reduce or avoid such conflicts. If such conflicts of interest arise, they may have a materially adverse effect on our business.

Governmental regulation may slow our growth and decrease our profitability.

There are currently few laws or regulations that apply directly to the Internet. Because our business is dependent in significant respect on the Internet, the adoption of new local, state, national or international laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce, which could, in turn, decrease the demand for our products and services and increase our costs or otherwise have a material adverse effect on our business.

Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use and income taxes.

If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

If appropriate opportunities become available, we may attempt to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions. If we do undertake any transaction of this sort, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect our results of operations and financial condition.

A formal investigation by the Securities and Exchange Commission could affect our operations.

The SEC has commenced a formal investigation into certain matters relating to Wave. The SEC investigative order relates to certain public statements made by Wave during and around August 2003, as well as certain trading in Wave’s securities during such time. The SEC has not concluded that there has been any wrongdoing and Wave is cooperating fully with the SEC on this matter. An adverse resolution of the investigation may have a negative effect on our financial condition and operating results.

Class action lawsuits could affect our operations.

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

Wave intends to defend the action vigorously. Recently, the Court granted in part and denied in part defendants’ motion to dismiss. The Court dismissed two but let stand seven alleged misrepresentations or omissions. This is not a finding of fault or liability, it is a decision not entirely to dismiss plaintiffs’ pleading. Wave is unable to predict the outcome of this action.

A consolidated, purported derivative action was pending in the United States District Court for the District of Massachusetts,  Sachs v. Sprague et al. Civ. No. 04-30032 (D. Mass.) (MAP)  The complaint names all of Wave’s directors during the period July 2003 through February 2004 as defendants and alleges claims for breach of fiduciary duties and other claims based on allegations similar to the purported securities class action. Wave is also named as a nominal defendant, although the actions are derivative in nature and purportedly asserted on behalf of Wave. On December 22, 2004, Wave moved to dismiss the complaint. The Court held oral arguments on March 25, 2005. On September 26, 2005, the Court entered an Order stating that the defendants’ motion to dismiss has been allowed. On November 22, 2005 the Court issued a memorandum of decision and entered judgment. The case is terminated in the District Court. However, Plaintiffs have filed a Notice of Appeal. The appeal is proceeding.

At this time, Wave is unable to predict the outcome of this action.

Item 2. Properties

Summarized below is a listing of properties leased by Wave. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

Facility	Sq. Ft.	Annual Lease Cost	Lease Expires
Lee, MA	13,048	$126,877	July 2007
Princeton, NJ	7,128	157,367	Dec. 2009
Cupertino, CA	10,028	275,916	Feb. 2008
New York, NY	7,169	377,177	Apr. 2006
Orvault, France	1,000	67,260	Sept. 2007

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

Wave intends to defend the action vigorously. Recently, the Court granted in part and denied in part defendants’ motion to dismiss. The Court dismissed two but let stand seven alleged misrepresentations or omissions. This is not a finding of fault or liability, it is a decision not entirely to dismiss plaintiff’s pleading. Wave is unable to predict the outcome of this action.

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

On December 22, 2004, Wave moved to dismiss the complaint. The Court held oral argument on March 25, 2005. On September 26, 2005, the Court entered an Order stating that the defendants’ motion to dismiss has been allowed. On November 22, 2005 the Court issued a memorandum of decision and entered judgment. The case terminated in District Court. However, Plaintiffs have filed a Notice of Appeal. The appeal is proceeding. At this time, Wave is unable to predict the outcome of this action.

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

	High	Low
Year Ended December 31, 2005
First Quarter	$1.27	$0.88
Second Quarter	0.99	0.58
Third Quarter	1.35	0.76
Fourth Quarter	0.98	0.65
Year Ended December 31, 2004
First Quarter	$2.34	$1.03
Second Quarter	2.29	1.02
Third Quarter	1.37	0.71
Fourth Quarter	1.72	0.78

As of February 24, 2006 there were approximately 28,400 holders of our Class A Common Stock. As of such date, there were 15 holders of our Class B Common Stock.

On February 24, 2006 the last sale price reported on the Nasdaq National Market for the Class A Common Stock was $0.66

We have never declared nor paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future

Securities Authorized for Issuance Under Equity Compensation Plans

The following pertains to Wave’s equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted Average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	12,420,897	$3.81	8,324,915
Wave equity compensation plans not approved by security holders	174,365	1.92	—
Total Company plans	12,595,262	$3.79	8,324,915
Wavexpress equity compensation plans not approved by security holders	691,896	$1.23	1,780,327

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

As a result of the successful placement of 350 shares of Series B preferred stock, in 1996 a consultant from Digital Media Group, Inc. (“Digital Media”) was issued warrants by Wave to purchase 15,000 shares of Class A Common Stock at a price of $3.09 per share, pursuant to an individual compensation plan with Digital Media (the “Digital Media Plan”). No additional warrants are required to be granted pursuant to the Digital Media Plan. These warrants were exercisable as of December 31, 2005. Warrants for 5,000 shares expired on March 1, 2006. The remaining warrants expire on April 1, 2006 through August 1, 2006.

Item 6.   Selected Financial Data

Consolidated Statement of Operations Data

	For the year-ended December 31,
	2005	2004	2003	2002	2001
Net Revenues	$1,018,464	$209,311	$189,363	$446,588	$692,125
Cost of Sales	726,853	151,704	55,179	202,208	369,959
Gross Profit	291,611	57,607	134,184	244,380	322,166
Operating expenses:
Selling, general and administrative	11,560,039	12,255,427	12,698,682	19,188,046	24,184,317
Research and development	6,937,618	6,852,754	7,384,708	12,009,713	17,691,051
Restructuring and other special charges	—	—	—	726,280	—
Amortization of goodwill	—	—	—	—	1,720,632
Inventory provision	—	—	1,114,442	—	—
Write-off of goodwill	—	—	—	—	2,284,570
Write-off of intangible and other impaired assets	—	301,366	—	1,571,031	1,761,917
	18,497,657	19,409,547	21,197,832	33,495,070	47,642,487
Other income (expense):
Equity in net losses of GlobalWave	—	—	—	—	(2,332,159)
Loss on other than temporary decline in equity securities	—	—	—	(11,513,099)	(1,736,682)
Liquidated damages	—	—	(155,716)	—	—
Gain on decrease in value of warrant liability	490,334	498,723	263,097	—	—
Gain on termination of development contract	—	—	—	1,818,000	—
Recovery of (Provision for loss on) officer note receivable	—	—	999,518	(999,518)	—
Gain on sale of marketable securities	80,971	4,330,248	234,759	—	—
Net interest and other income (expense)	72,279	24,931	127,192	477,902	2,688,105
Total Other Income / (expense)	643,584	4,853,902	1,468,850	(10,216,715)	(1,380,736)
Net loss	(17,562,462)	(14,498,038)	(19,594,798)	(43,467,405)	(48,701,057)
Accrued dividends on preferred stock (including $5,485,000 of accretion of discount in 2003)	—	—	5,697,518	—	—
Net loss to common stockholders	$(17,562,462)	$(14,498,038)	$(25,292,316)	$(43,467,405)	$(48,701,057)
Weighted average number of common shares outstanding during the period	83,178,663	69,040,661	55,887,384	51,135,548	49,949,875
Loss per common share-basic and diluted	$(0.21)	$(0.21)	$(0.45)	$(0.85)	$(0.97)
Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

Consolidated Balance Sheet Data

	As of December 31,
	2005	2004	2003	2002	2001
Working capital	$(1,112,413)	$3,549,095	$12,406,861	$8,754,620	$36,963,617
Total assets	3,429,765	8,454,582	18,160,430	18,209,372	60,234,302
Long-term liabilities	2,794	493,128	991,851	—	—
Total liabilities	3,595,574	3,744,382	4,145,794	3,667,533	6,428,896
Total stockholders’ equity (deficiency)	$(165,809)	$4,710,200	$14,014,636	$14,541,839	$53,805,406

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In 2003 Wave’s management made a shift in its business focus by devoting less attention and resource to its proprietary EMBASSY Trust System and more attention to developing and marketing TCG-compliant software products known as its EMBASSY Trust Suite and EMBASSY Trust Server Applications. These are products designed and built around the TCG specifications, known as Trusted Platforms, that are being adopted into the Information Security Services marketplace. Wave devoted a substantial amount of its activities and resources during the year ended December 31, 2003 to organizing its business to capitalize on the opportunities presented by the emergence of the TCG specifications.

In 2004 and 2005, Wave continued to pursue a strategy of educating the marketplace on the benefits that trusted computing has to offer, while continuing to develop the basic software applications designed to enable this emerging technology. The market trends and opportunities that management focused the company’s activities during the year ended December 31, 2005 included the following:

•       A new study by Infonetics forecasts sharp rises in end-point security. The study predicts that in the coming years, endpoint security will require a range of new types of software and hardware to be effective, including endpoint-security appliances and improved network-infrastructure equipment. Accordingly, the study forecasts the overall network access control (NAC) enforcement market will grow to $3.9 billion by 2008, up from just $323 million last year, a 1101% increase. More information is available from the IT Compliance Institute.

•       Adoption of TPMs and Trusted Computing technology is also growing—according to industry analyst, IDC, shipments of TPMs are expected to grow from under 25 million units in 2005 to over 250 million units in 2010.

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

•       In its Windows Vista Logo Program for Systems, Version 3.0, Draft Revision 0.7, Microsoft has required TPM version 1.2 in its draft operating system hardware requirements specification for logo compliance for “Gold” level business PCs. Wave believes that a significant percentage of the approximately 150 million unit PC market will include TPMs by December 2006, which is Microsoft’s stated launch date for Vista.

•       The emergence of additional trusted PC components, such as Seagate’s Momentus 5400 Full Disc Encryption drive which was announced in Q3 of 2005, represent additional opportunities for Wave’s products to support and integrate these devices with the TPM elements in the PC.

•       On February 3, 2006, the  U.S. Army, in the new Consolidated Buy-2 (CB2) Desktop and Notebook minimum specifications for Army customers as published by the Army Small Computer Program, specifies the requirement for desktop and laptop personal computers to be equipped with new open security chip hardware called the Trusted Platform Module (TPM).

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

•       Limited availability of capital resources—Wave continues to rely on financing the development of its business by issuing new equity (See Liquidity and capital resources section for a detailed discussion of financing activities during 2005).

As more PC and chip OEMs have begun introducing their Trusted Platform offerings, management has focused on entering into licensing contracts in which the OEM licenses our applications and bundles them with their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with three separate OEM partners. For the year ended December 31, 2005, Wave received approximately $865,000 in royalties from these OEM partners pursuant to its license agreements with them. Revenue recognized on these contracts through December 31, 2005 totaled approximately $757,000, while the remaining $108,000 is included in deferred revenue.  We continue to pursue OEM business under the royalty model described herein. In addition, we seek to enter into arrangements with resellers that sell to PC OEMs to distribute our applications as a product offering that users may choose when purchasing a TPM-equipped computer from the PC OEM. In February, 2005, Dell Computers Inc began offering Wave’s ETS Software as an option for purchase on select models through their website at Dell.com and in December 2005 Wave signed a distribution license agreement with Dell pursuant to which Dell is permitted to ship a version of Wave’s EMBASSY Trust Suite software with select Dell PC models. Wave is entitled to royalties on each unit that ships with Wave software and a fully featured version of ETS will be offered to Dell customers as an upgrade which will generate additional license revenue for Wave when customers elect to purchase the upgrade. Wave hopes to capitalize on this association with Dell products and the wider distribution of TPM-equipped personal computers that a Dell TPM offering represents. However, there are no minimum royalty or shipped quantity requirements. In addition, we have sought to develop our products such that they operate on all of the major PC OEM Trusted Platforms that are currently shipping product in the marketplace and our applications have been approved to work with the Trusted Platforms of IBM, HP, Atmel, Infineon and others.

Management is also focused on developing the client and server-side applications and tools that will enable enterprises to manage an IT infrastructure that relies on products built using TCG specifications. Wave is devoting a significant portion of its research and development budget to address this opportunity, as this will be a key ingredient for enterprises in successfully implementing a Trusted Platform solution. Wave released these tools and applications in 2004, and has signed a license agreement in 2005 with a small number of enterprise customers to license the Wave TCG-enabled toolkit, EAS and EKMS..

With respect to sales and marketing, management is focused on broadening our distribution strategies to include the direct engagement of our channel partners using their resellers and systems integrators and has hired regional representation in Japan. We have also expanded our targeted presence selling directly to OEMs. We have specifically focused our resources towards solution selling in these channels. An example of building a channel partner relationship is the memorandum of understanding that Wave signed with NTT Data Corporation (“NTT”), a Japanese information technology systems integrator, pursuant to which Wave and NTT envision the formation of a distributor and systems integrator relationship to resell Wave’s products and solutions and to provide support services to NTTs customers in an effort to introduce such products and solutions to the Japanese enterprise market..

Management is also focused on opportunities for its eTMS product suite to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions. Although we have met significant implementation challenges and long sales cycles with this effort, we have also entered into contracts with a la mode, inc. in the real estate industry in 2004 and with Efficient Forms, LLC in the financial services sector in 2005. We continue to pursue additional opportunities for the eTMS product line.

Wavexpress is focused on building a sustainable revenue stream by establishing partnerships with branded content providers to provide paid and advertising supported video entertainment services. Wavexpress’ TVTonic service has recently added new content partners and has been designed to support any video channel distributed via RSS. RSS is the standard format for blogs and podcasts and is being increasingly used for open video distribution on the Internet. It is intended that TVTonic will be an advertising supported service. TVTonic is currently being promoted with all Microsoft Media Center Edition PCs through their Online Spotlight partner program. In addition, Wavexpress is extending its technology so that its subscriber management system can leverage the added security of a TPM and is preparing back-office systems for standalone deployment into enterprise installations.

Wavexpress currently has two active contracts that are generating revenue going into 2006. It is expected that these contracts will generate revenue that is in line with the revenue that Wavexpress has generated in 2005. Management plans to devote increasing development resources towards building its feature set to meet market demand.

While management is primarily focused on the emerging TCG Trusted Platform opportunities, it remains committed to pursuing business opportunities that involve its proprietary EMBASSY Trust System products and services, primarily in the government sector.

Operating Expense Trends

While research and development expenses increased slightly from 2004 to 2005 as shown in Item I—Business; selling, general and administrative expenses (“SG&A”) have been trending downward over the three years ended December 31, 2005. For the years ended December 31, 2005, 2004 and 2003 we have incurred approximately $11.6 million, $12.3 million and $12.7 million, in SG&A expenses, respectively. The activities supported by these expenditures include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. The downward trend in SG&A expenses and expenses in general, is indicative of Wave’s strict cost-cutting measures, which began during the second half of 2001 and continued through the end of 2003, and have since flattened into 2004 and in 2005 which showed a much lower rate of decrease. Much of these cost reductions were the result of Wave’s abandonment of several lines of business that it had previously been pursuing, including Internet services and consumer e-commerce. In addition, Wave de-emphasized the marketing of its proprietary EMBASSY Trust System platform in 2003 other than to the government security sector. While Wave adjusted its emphasis to focus on the emerging TCG services market segment toward the end of 2002 and into 2003, it drastically reduced several areas within the selling, general and administrative category including product management, sales and marketing, business development and support areas including accounting, human resources, information systems and other corporate overhead, that had supported the higher level of business activity that has now been reduced. The expense reductions being referred to herein came mostly in the form of headcount and outside services expenditure reductions. Now that Wave has begun selling its suite of software applications into the market and has identified and begun developing the next generation of these products that will include key management and infrastructure services, we’ve begun rebuilding our sales force, expanding our distribution channels and implementing a global sales and marketing strategy.

Although we’ve reduced our expenditures significantly, given the early stage nature of the markets for products that use our technology, we will continue to expend considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing salable products and markets for our technology. The outlook over the short-term is for sales and marketing expenditures to remain relatively flat, compared with 2005, with research and development remaining at approximately the same level as 2005 as well. (See Liquidity and capital resources)

The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in Item 8.

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

“Held to maturity” securities are debt securities that are intended to be held to maturity and are recorded at amortized cost. As of December 31, 2004, all of Wave’s marketable equity securities were classified as available-for-sale. Wave held no marketable securities as of December 31, 2005.

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

Revenue Recognition—Wave’s business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, Wavexpress’ broadband media distribution and eTMS software products and development contracts. Many of our sales arrangements include multiple-elements, and/or require significant modification or customization of our software.

Wave follows the provisions of statement of position SOP 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain

Transactions. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

Comparison of the years ended December 31, 2005 and 2004

Results of Operations

Wave had revenues of $1,018,464 and $209,311 for the years ended December 31, 2005 and 2004, respectively, which were primarily derived from license contracts in both periods. The increase was the result of increased shipments of Wave’s OEM customers’ products that include Wave software, for which Wave is paid royalties.

The table below sets forth the components that make up the revenue for the years ended December 31, 2005 and 2004:

	2005	2004	Increase/ (Decrease)	Change
Licensing	974,058	183,318	790,740	431%
Services	44,406	18,833	25,573	136%
Hardware Products	—	7,160	$(7,160)	(100)%
Total Net Revenues	$1,018,464	$209,311	$809,153	387%

Cost of sales for the year ended December 31, 2005, was $726,853 compared with $151,704 for the same period in 2004. The increase in costs of sales was due primarily to additional amortization of capitalized software associated with products licensed during the year ended December 31, 2005 versus the prior year. In addition, service and licensing costs increased resulting from the increase in revenues for these line items.

SG&A expenses on a consolidated basis for the year ended December 31, 2005 were $11,560,039, as compared to $12,255,427 for the comparable period of 2004, a decrease of approximately 6%. The decrease was due in large part to decreases in salary and benefit costs totaling approximately $363,000 on a consolidated basis, associated with headcount reductions of four S&GA positions at Wavexpress which were made in the fourth quarter of 2004. In addition, depreciation and amortization expense was lower by approximately $637,000, because amortization that was previously included in SG&A for the year ended December 31, 2004, related to revenue and was therefore included in cost of sales for the year ended December 31, 2005.  These expense decreases were offset by increases in travel & entertainment expenses of $107,200 at Wave; due to increased international sales and marketing activities; and increases in bonuses and commissions of $167,200 in connection with the higher sales volume for the year ended December 31, 2004 versus the prior year. Included in the consolidated SG&A expense totals listed above are Wavexpress’ SG&A expenses, which were $1,096,335 and $1,789,997 for the years ended December 31, 2005 and 2004, respectively. This 39% decrease was due primarily to decreased salary, benefit, travel and other employee-related expenses which accounted for approximately $481,000 of the decrease in the consolidated salary and benefit expenses referred to above. In addition, Wavexpress’ facility, broadband and telecommunications expenses were reduced by approximately $50,000, consultant and professional fees were reduced by approximately $33,000, depreciation expenses decreased by approximately $43,000, and general office and supplies expenses were reduced by $35,000.

The activities supported by Wave’s SG&A expenditures include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing products and markets for our technology. We expect SG&A expenses to remain approximately at the same level as the year December 31, 2005 for the foreseeable future, although actual expenditures may vary depending upon the future business needs of Wave.

R&D expenses for the year ended December 31, 2005 were $6,937,618, as compared to $6,852,754, for year ended December 31, 2004, an increase of 1%. This change was primarily attributable to increased salary, fringe and benefit expenditures of approximately $311,000 at Wave where R&D headcount was greater by an average of three positions in the year ended December 31, 2005 versus 2004.  In addition, outside consulting and development expenses increased by approximately $291,000 at Wave as Wave increased the use of outsourced engineering services primarily in connection with its eTMS products and services. Wavexpress’ total R&D expenditures included in the above consolidated R&D expenses were $1,127,004 and $1,657,376, for the year ended December 31, 2005 and 2004, respectively, for a decrease of approximately 32% This decrease related primarily to salary and fringe benefit cost reductions of approximately $475,000 due to a reduction in headcount of six positions on average, for the year ended December 31, 2005 versus the prior year.

In the year ended December 31, 2004, Wave took a charge of $301,366 to write-off developed software that had been capitalized. The software that was written off was developed for a distribution agreement that was entered into with NSC, whereby NSC was to distribute it with its trusted platform model chip. The write-off was the result of the termination of the agreement and because the version of the software that was written off was discontinued and superseded by a new version. Consequently, the value of the software became impaired because it had no alternative uses. No such impairment charges were incurred in the year ended December 31, 2005. Wave continues to maintain a license agreement with NSC’s successor, Winbond, whereby Wave is paid royalties based on Wave intellectual property that is included in Winbond’s chip design.

Other Income and Expenses

Interest income for the years ended December 31, 2005 was $70,779 as compared to $24,931, for the comparable period of 2004. The increase in interest income is primarily attributable to an increase in interest rates earned on Wave’s money market accounts for the year ended December 31, 2005 compared with the same period in 2004.

Wave sold the remaining 259,670 shares of its holdings of Saflink common stock during the year ended December 31, 2005 for total proceeds of $336,309, recording a realized gain of $80,971 on the sales. Wave sold 2,507,300 shares of its holdings of SSP Solutions, Inc., common stock and 966,300 shares of Saflink common stock during the year ended December 31, 2004, for total proceeds of $6,759,751, recording a realized gain of $4,330,248 on the sales. (In August 2004, SSP Solutions, Inc. merged with and became a wholly-owned subsidiary of Saflink Corporation.)

For the year ended December 31, 2005, Wave recorded a gain, representing the decrease in the value of the liability for outstanding warrants containing net cash settlement features, of $490,334, versus a gain of $498,723 for the twelve-month period ended December 31, 2004. These warrants were granted in connection with a private placement of Wave’s Class A Common Stock completed on November 18, 2003. The liability, calculated using the Black-Scholes option pricing model, was valued at $493,128 as of December 31, 2004, and $2,794 as of December 31, 2005. The decrease was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave’s Class A Common Stock from December 31, 2004 to December 31, 2005. Because the price of Wave’s Class A Common Stock declined, the fair value of the warrant liability decreased as well, resulting in the gain.

Due to the reasons set forth above, our net loss to common stockholders for the year December 31, 2005 was $17,562,462 as compared to $14,498,038, for the comparable period of 2004.

Comparison of the years ended December 31, 2004 and 2003

Results of Operations

For the year December 31, 2004 and December 31, 2003, revenues were $209,311 and $189,363, respectively. The increase in revenue is attributable to increases in product, and licensing revenue offset by a decrease in service revenues, as set forth in the following table:

	2004	2003	Increase/ (Decrease)	% Change
Licensing	$183,318	$120,670	$62,648	51.9%
Services	18,833	65,343	(46,510)	(71.2)%
Hardware products	7,160	3,350	3,810	113.7%
Total Net Revenues	$209,311	$189,363	$19,948	10.5%

Cost of sales for the year ended December 31, 2004 was $151,704 compared with $55,179 same period in 2003.Gross profit was $57,607 representing a gross profit margin of 28% for the year ended December 31, 2004 while $134,184 represented a gross profit margin of 71% for the year ended December 31, 2003. The decrease in gross profit margin was the result of the higher margins on service contracts in 2003 versus 2004, and higher costs of license revenues in 2004 versus 2003 resulting from the amortization expense of capitalized software costs.

SG&A expenses for the year December 31, 2004 were $12,255,427 as compared to $12,698,682 for the comparable period of 2003. The 3% decrease in selling, general and administrative expenses was attributable primarily to headcount reductions at both Wave and Wavexpress. Wavexpress incurred SG&A expenses of $1,789,997 in 2004, compared to $2,014,828 for 2003, for a decrease of 11%. The reasons set forth above encompass Wavexpress, as well as Wave as a whole.

Research and development expenses for the year ended December 31, 2004 were $6,852,754 as compared to $7,384,708 for the comparable period of 2003. This 7% decrease in research and development expenses was primarily attributable to headcount reductions of employees and consultants, which decreased expenses by a total of $640,928 including salary and consultant compensation.   Wavexpress’ research and development expenses were $1,657,376 for the year ended December 31, 2004 versus $1,873,463, for a reduction of 12%. The amounts set forth for Wavexpress are included in the consolidated amounts referred to above. Also, the reasons for the reduction in expenditures set forth above pertain to both Wave as a whole and Wavexpress.

For the year ended December 31, 2004, Wave took a charge of $301,366 to write-off developed software that had been capitalized. The software that was written off was developed for a distribution agreement that was entered into with NSC, whereby NSC was to distribute it with their trusted platform module chip. The write-off was the result of the termination of the agreement and because the version of the software that was written off has been discontinued and superseded by a new version. Consequently, the value of the software became impaired because it had no alternative uses. No such impairment charges were incurred in the year ended December 31, 2003. Wave continues to maintain a license agreement with NSC, whereby Wave is paid royalties based on Wave technology that is included in NSC’s chip design.

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

Other Income and Expenses

Interest income for the year ended December 31, 2004 was $24,931 versus December 31, 2003 of $74,822 for a decrease of 67%. The decrease in interest income is primarily attributable to interest income having been recognized on the officer loan recovery referred to below for the year ended Deceember 31, 2003, and from a decrease in interest-bearing assets during 2004

Wave sold 2,507,300 shares of its holdings of SSP Solutions, Inc., common stock and 966,300 shares of Saflink Corporation common stock during the year ended December 31, 2004, for total proceeds of $6,759,751, recording a realized gain of $4,330,248 on the sales. In August, 2004, SSP Solutions, Inc. merged with and became a wholly-owned subsidiary of Saflink Corporation. For the year ended December 31, 2003, Wave sold 332,500 shares of SSP for proceeds of $430,934, realizing an aggregate gain from the sales of $234,759.

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

Liquidity and capital resources

We have experienced net losses and negative cash flow from operations since our inception and, as of December 31, 2005, had a deficit accumulated during the development stage of $284,746,826. Total stockholders’ equity as of December 31, 2005 was negative $165,809. We have financed our operations since inception principally through the issuance of Class A and B Common Stock and various series of preferred stock, for total proceeds since inception of approximately $246,281,191.

Sources and Uses of Cash

At December 31, 2005, we had $2,006,022 in cash and cash equivalents versus $5,805,912 as of December 31, 2004, resulting in a net decrease in cash of $3,799,890 for the year ended December 31, 2005.  The table below shows the year-to-year comparison of the significant elements of cash used in operating, investing and financing activities and a reconciliation of each year’s operating results reported in the statement of operations to the total decrease in cash in each of the three years ended December 31, 2005.

As shown below, the total net decrease in cash over the last three years has changed significantly from a net cash decrease for the year ended December 31, 2003 of $1,402,819 to a net cash decrease for the year ended December 31, 2004 of $3,012,393 to a net cash decrease for the year ended December 31, 2005 of $3,799,890.

Consolidated Statement of Cash Flow Data

	For the years ended December 31,
	2005	2004	2003
Cash used in operating activities:
Net loss	$(17,562,462)	$(14,498,038)	$(19,594,798)
(Recovery of) provision for note receivable from officers	—	—	(999,518)
Realized gain from the sale of marketable securities	(80,971)	(4,330,248)	(234,759)
Gain on decrease in value of warrant liability	(490,334)	(498,723)	(263,097)
Write off intangible and other assets that became impaired	—	301,366	—
Inventory provision	—	—	1,114,442
Depreciation and amortization	841,729	854,629	1,241,035
Compensation paid in the form of stock options & warrants	7,294	80,609	189,565
Total adjustments to reconcile net loss to cash used in operating activities	277,718	(3,592,367)	1,047,668
Proceeds from liquidation of other assets	23,935	93,570	50,688
(Increase) decrease in prepaid expenses and receivables	(201,788)	(67,085)	368,844
(Reduction) increase in deferred revenue	152,440	276,968	74,222
(Reduction) increase in accounts payable and accrued expenses	189,086	63,540	(567,853)
Changes in assets & liabilities	163,673	366,993	(74,099)
Other accrual to cash adjustments, net	—	(31,480)	144,793
Cash used in operating activities	(17,121,071)	(17,754,892)	(18,476,436)
Cash flows from investing activities:
Disbursements for capital expenditures	(160,829)	(304,172)	(985,146)
Proceeds provided by sales of marketable equity securities	336,309	6,759,751	430,934
Net cash provided by (used in) investing activities	175,480	6,455,579	(554,212)
Cash flows from financing activities:
Proceeds from sale of common stock	10,622,054	8,252,625	6,562,180
Proceeds from sale and conversion of preferred stock	—	—	4,780,540
Proceeds from exercise of employee stock options	354,047	34,295	2,868,916
Proceeds from the exercise of warrants	2,169,600	—	2,493,390
Total proceeds from issuance of newly issued equity	13,145,701	8,286,920	16,705,026
Proceeds from repayment of officer notes receivable	—	—	1,135,320
Payment of dividends on preferred stock	—	—	(212,517)
Total cash provided by financing activities	13,145,701	8,286,920	17,627,829
Net decrease in cash	$(3,799,890)	$(3,012,393)	$(1,402,819)

Cash used in operations

The amount of cash used in operations decreased to $17,121,071 for the year ended December 31, 2005 from $17,754,892 used for the year ended December 31, 2004, which decreased from $18,476,436 used for the year ended December 31, 2003. As shown above, the decreases in cash used in operations were the result of the changes in the Net Losses in each of the three years ended December 31, 2005, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as book realized gains on sales of marketable securities and changes to assets and liabilities for net cash outlays and/or receipts which under generally accepted accounting principles, are not reported in the Statement of Operations.

Adjustments to reconcile net loss to cash used in operating activities

These amounts represent items reported in Wave’s Consolidated Statement of Operations, that do not represent an outlay or receipt of cash in the year that they are reported, under generally accepted accounting principals. These items in the aggregate make up a significant portion of the differences between the reductions in Wave’s reported Net Loss year over year, versus the differences in the amount of cash used by Wave’s operations over each of the periods. These items resulted in a net add-back to net loss of $277,718 for the year ended December 31, 2005 versus a net subtraction of $3,592,367 for the year ended December 31, 2004 compared with a net add-back of $1,047,668 for the year ended December 31, 2003. The individual items that make up these adjustments are listed in the table above and described in greater detail in the Results of Operations and Other Income and Expense sections above. In addition, changes in asset and liability accounts, as shown above, represent additional sources or uses of cash in each of the three years. Accordingly, while the overall net loss increased by $3,064,424 (to $17,562,462 from $14,498,038 ) for the year ended December 31, 2005  versus the year ended December 31, 2004, cash used in operating activities decreased by $633,821 (to $17,121,071 from $17,754,892.)  This was due in large part to the gain realized on the sales of available-for-sale securities of $80,971 in 2005 versus $4,330,248 in 2004. The gains are subtracted from the reported net loss to arrive at cash used by operating activities because sales of marketable securities are  an investing activity, therefore the gross proceeds from these sales are shown in Cash Flows from Investing Activities. In comparing the year ended December 31, 2004 to 2003, while the overall Net Loss decreased by $5,096,760 (to $14,498,038 from $19,594,798) for the year ended December 31, 2004 versus the year ended December 31, 2003, cash used in operating activities decreased by the lesser amount of $730,544  (to $17,745,892 from $18,476,436.)  This difference was in large part due to the gain realized on the sales of available-for-sale securities of $4,330,248 in 2004 versus $234,759 in 2003 coupled with the differences between the other adjustments listed above.

Cash Flows from investing activities

As displayed in the table above, cash used in investing activities consisted of funds used to acquire and develop capital assets totaling $160,829, $304,172 and $985,146 for the years ended December 31, 2005, 2004 and 2003, respectively. Such amounts included the cost of internally developed capitalized software in the amount of $0, $73,000, and $580,543 for each of the three years ended December 31, 2005, 2004 and 2003, respectively. Wave expects to continue to acquire fixed assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue at approximately the same level as the 2005 expenditures.

During the year ended December 31, 2005, Wave sold 259,670 shares of Saflink, in a series of separate sales, for total proceeds of $336,309. For the year ended December 31, 2004, Wave sold 2,507,300 shares of the common stock of SSP and 966,330 shares of Saflink for total proceeds of $6,759,751. For the year ended December 31, 2003, Wave sold 332,500 shares of SSP common stock for proceeds of $430,934. Wave holds no shares of Saflink as of December 31, 2005.

Net cash generated from investing activities decreased by $6,280,099 for the year ended December 31, 2005 versus the year ended December 31, 2004 and increased by $7,009,791 for the year ended December 31, 2004 versus the year ended December 31, 2003. The cash generated from the sale of marketable securities was a much more significant source of cash for Wave in 2004, versus the years ended December 31 2005 and 2003, which made up for much of the differences described herein, combined with lower capital expenditures in each of the two years ended December 31, 2005 and 2004 versus 2003.

Cash Flows from financing activities

Because Wave did not have sufficient cash on hand, nor did it generate sufficient revenues to fund the amount of cash used for operations and acquisition and development of capital assets for the years ended December 31, 2005 and 2004, we needed to finance much of our operations through the sale of newly issued common stock as described below. In addition, during 2003, Wave received funds from the repayment of notes receivable with an officer and a former officer of Wave that totaled $1,135,320, including $281,000 that was repaid with the proceeds of a bonus that was awarded to the officer to repay his loan.

Proceeds from Issuance of Newly Issued Equity Securities

Sales of Common Stock

On December 5, 2005, Wave sold and issued 5,982,906 shares of Class A Common Stock for $0.585 per share, for gross proceeds of $3,500,000, for which it received net proceeds of $3,340,890 after paying underwriter and other fees, which totaled $159,110. The purchasers were also issued warrants to purchase 1,093,750 shares of Common Shares within six months at an exercise price of $0.80 per share. If exercised in their entirety, the warrants would generate an additional $875,000 in gross proceeds to Wave.

On August 5, 2005, Wave sold and issued 4,000,000 shares of Class A Common Stock for $0.90 per share, for gross proceeds of $3,600,000, for which it received net proceeds of $3,389,205 after paying underwriter and other fees, which totaled $210,795.

On March 15, 2005, Wave sold 4,659,090 shares of Class A Common Stock for $0.88 per share, for gross proceeds of $4,100,000, for which it received $3,891,959, after paying underwriter and other fees.

On December 16, 2004, Wave sold and issued 5,484,790 shares of Class A Common Stock for an aggregate purchase price of $5,759,030. The Common Shares were priced at $1.05. Wave realized net proceeds of $5,474,728 after deducting placement agent and other fees associated with the issuance of these securities.

On July 30, 2004, Wave entered sold and issued 3,529,412 shares of Class A Common Stock for an aggregate purchase price of $3,000,000. The shares of Class A Common Stock were priced at $0.85. Wave realized net proceeds of $2,777,897 after deducting placement agent and other fees associated with the issuance of these securities. In addition, a total of 3,529,412 shares were offered in connection with this sale and issuance of these shares, in the form of an additional investment right with an exercise price of $1.00 per share and warrants for 4,411,765 shares at exercise prices currently ranging from $1.1428 to $1.2820 per share. The additional investment right expired on November 2, 2004. The warrants are exercisable during the period January 30, 2005 through January 30, 2006.

All shares issued in connection with the above described sales of common stock were drawn-down off of a shelf registration statement which was filed by Wave on April 15, 2004 and declared effective by the Securities and Exchange Commission (the “SEC”) on May 10, 2004.

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

Exercise of Warrants to Purchase Class A Common Stock

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

During 2003, 2,632,311 shares of Class A Common Stock were issued in connection with the exercise of Series H Warrants for net proceeds of $2,490,167. Series H Warrants to acquire 65,789 shares of Class A Common Stock remain outstanding as of March 1, 2004.

Exercise of employee stock options

On November 1, 2005 Wave issued 238,666 shares of Class A Common Stock to Wave and Wavexpress employees for $0.68 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $162,293, from the sale of these shares.

On June 1, 2005 Wave issued 253,475 shares of Class A Common Stock to Wave and Wavexpress employees for $0.765 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $191,754, from the sale of these shares.

During 2004, employees exercised stock options resulting in the issuance of 35,309 shares of Wave Class A Common Stock for proceeds of $34,295, at an average price of $0.97 per share.

During 2003, employees exercised stock options resulting in the issuance of 1,340,739 shares of Wave Class A Common Stock for proceeds of $2,868,916, at an average price per share of $2.14 per share.

Proceeds from repayment of officer notes receivable

Prior to the enactment of the Sarbanes-Oxley Act of 2002, Wave had made loans to certain of its officers. Some of the loans were extended beyond their original terms by one year. These loans and the extensions thereon, were granted to the officers, prior to the enactment of the Sarbanes-Oxley Act of 2002, to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted as a means to mitigate a potential unfavorable impact to Wave’s share price as a result of the officers selling large blocks of shares. All loans to officers were paid in full as of December 31, 2003. Wave received proceeds of $1,135,320 from the repayment of these loans.

Consistent with the provisions of the Sarbanes-Oxley Act of 2002, Wave has adopted a written policy prohibiting future loans to officers and directors.

Summary analysis of historical cash flows and future outlook

It is evident from the table above that Wave’s use of cash to fund operations has fluctuated significantly over the three-year period presented. The detailed discussion of this trend is presented in the analysis of the results of operations above. In addition, Wave needed to raise a significant amount of additional funds primarily from issuing new shares of common stock as detailed in the above discussion of cash flows from financing activities.

Liquidity Requirements and Future Sources of Capital

Wave estimates that its total expenditures to fund operations for the year ending December 31, 2006 will be approximately $19,100,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•       cash on hand of $2,006,022 as of December 31, 2005

•       gross margin contribution from sales and licensing of products

•       additional financings including the sale on February 16, 2006 of 8,348,598 shares of common stock for gross proceeds of $4,466,500 for which we received approximately $4,247,000 after subtracting underwriter and other fees. In addition, in connection with this sale of common stock we granted warrants to purchase up to 1,550,868 shares of common stock at an exercise price of $0.72 per share which will yield approximately $1,072,000 in net proceeds if exercised in full.

Given Wave’s capital requirements for the year ending December 31, 2006 as indicated above, and our cash balance as of December 31, 2005, Wave will be required to raise additional capital to continue to fund its operations.

We plan to obtain additional funding from further sales of newly issued shares of Class A Common Stock including the sale of Class A Common Stock under the remaining availability of two $25,000,000 shelf registration statements; one that we filed on April 15, 2004 that the Securities and Exchange Commission declared effective on May 10, 2004 and one that we filed on December 16, 2005 that the Securities and Exchange Commission declared effective on January 13, 2006. Since that time, we have completed several sales of Class A Common Stock under these registration statements, which are discussed above.

The remaining availability under this Shelf Registration, after subtracting the $26,685,530 in gross proceeds from the financings referred to above (including the February 16, 2006 financing), is approximately $23,314,470, of which $1,991,625 is reserved for the unexercised warrants which expire June 3, 2006 through August 15, 2006.

Revenue outlook

During 2003, Wave began licensing its EMBASSY Trust Suite software through bundling arrangements with OEMs with whom it signed contracts with during the year. In addition, Wave received revenues from software development and other services. Total cash received from all revenue sources in 2005 was approximately $961,000 versus approximately $335,000 for 2004.

In November of 2005, Wave signed a new OEM distribution agreement with Dell that permits Dell to distribute Wave software on certain Dell TPM-equipped business PCs. Wave will be paid a per unit royalty fee for each Dell product shipment which includes Wave’s software.   In addition, pursuant to this same agreement, it is expected that Dell will offer an upgrade package of Wave’s software that purchasers of certain models of TPM-equipped computers may buy. Wave will be paid a license fee, for each copy of the upgrade package that is purchased. We are working with Dell to market our products, in an effort to drive volume of purchases of the upgrade package. However, we have no reliable basis to predict how many upgrade packages will be purchased, and what the resultant revenue to Wave might be from this program. There are no minimum royalty or shipped quantity requirements.

In January of 2006, Wave signed a distribution agreement with Gateway, that permits Gateway to distribute Wave software on Gateway TPM-equipped models. Wave will be paid a per unit royalty fee for each Gateway shipment which includes Wave’s software. In addition, pursuant to this same agreement, it is expected that Gateway will offer an upgrade package of Wave’s software that purchasers of certain models of TPM-equipped computers may buy. Wave will be paid a license fee, for each copy of the upgrade package that is purchased. We are working with Gateway to market our products, in an effort to drive volume of purchases of the upgrade package. However, we have no reliable basis to predict how many upgrade packages will be purchased, and what the resultant revenue to Wave might be from this program. There are no minimum royalty or shipped quantity requirements.

Wave also continues to work with all of its partners and customers to introduce and promote its existing software products and new software products which are under development, in an effort to expand the market for TPM-based secure computing and thereby increase its market share and revenues. However, it should be noted that because of the early stage of Wave’s market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues.   Although there has been a substantial increase in the volume of shipments of TPM chips, TPM hardware security that meets the TCG industry standard, which our business model depends upon, is still a new, developing category within the computer security market, the ultimate size of this market and the timeframe for its development are unknown and difficult to predict.

We believe the recent distribution agreements that were signed with Dell and Gateway should generate royalty revenue beginning in the second quarter of 2006. The aggregate amount of royalty revenue from these arrangements for 2006 may be material. We expect to begin to receive any payments of these additional royalties in the third quarter of 2006.

Wave will also continue to pursue hardware sales and licensing of its proprietary EMBASSY Trust System, primarily in government-related security markets.

As stated previously, Wavexpress currently has two active contracts with customers for its broadband media distribution services. Under these contracts Wavexpress shares subscription and/or advertising revenue generated by the client’s website in addition to bandwidth fees. Given that this is a new type of service, it is difficult to predict the subscription levels and therefore the revenue that will be generated from these contracts. In addition, Wavexpress has a number of additional customer prospects with whom it may close business in 2006; however, it is also difficult to predict the number of contracts that it will enter into during the year.

Known Trends and Uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the year ending December 31, 2006; and given the uncertainties described above with respect to Wave’s revenue outlook for 2006, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2006. These activities include the filing of a second $25,000,000 S-3 shelf registration with the SEC on December 16, 2005 which was declared effective on January 13, 2006; and the closing of an initial round of financing under this shelf registration on February 16, 2006, upon which we received approximately $4,247,000 in net proceeds, for the sale of 8,348,598 shares of common stock at $0.535 per share. It is likely that we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending December 31, 2006.  The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives. Given the available cash currently on hand and our expenditure forecast for the year ending December 31, 2006, we estimate that we will need to generate at least $12,000,000, over and above the $4,247,000 that we received from the February 16, 2006 sale of common stock, from a combination of revenue growth and additional financing activities, in order to continue as a going concern for the year ending December 31, 2006.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness, beyond December 31, 2006, to increase market awareness. Therefore, if Wave is not able to begin to generate significant revenues by December 31, 2006 to cover its operating costs, it will need to generate capital from other sources, and the likelihood is Wave will need to raise funds through either issuing additional common stock, preferred stock and/or debt to fund its operations beyond December 31, 2006.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Total
Operating leases commitments	$766,430	$751,855	$171,623	$1,689,908

Net Operating and Capital Loss Carryforwards

As of December 31, 2005, Wave had available net operating and capital loss carryforwards for Federal income tax purposes of approximately $252 million, which expire beginning in 2006 through 2025. Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating and capital loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there have been such  cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following. As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

Going Concern Opinion

Wave’s consolidated financial statements as of December 31, 2005 have been prepared under the assumption that we will continue as a going concern. Wave’s independent registered public accounting firm, KPMG LLP, have issued a report dated March 9, 2006, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern. (See Note 2 to Wave’s consolidated financial statements.)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments, Statement of Financial Accounting Standard No. 123(R)—Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires companies to expense the fair value of employee stock options and similar equity compensation, also known as share-based payment (“SBP”) awards. The statement applies to all outstanding and unvested SBP awards as of a company’s adoption date. The Securities and Exchange Commission delayed implementation of SFAS 123(R) to fiscal years beginning after June 15, 2005. Therefore, we implemented SFAS 123(R) effective January 1, 2006 using the modified prospective method, which requires the recognition of expense for SBP awards over their remaining vesting period. The portion of these SBPs’ fair value attributable to awards that vested prior to the adoption of SFAS 123(R) is never recognized under this method.  We estimate that the impact of the adoption of SFAS 123(R), to Wave for the year ending December 31, 2006, will be an expense of approximately $1.4 million, or $0.01 to $0.02 per share. However, our assessment of the estimated compensation charges is dependent upon assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the volatility of our stock price, interest rates, the level and type of SBPs that Wave awards and employee stock option exercise behaviors. As such, our actual share-based compensation expense may differ from this estimated amount.

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

Item 9.   Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

Not Applicable.

Item 9A.   Controls and Procedures

Evaluation of disclosure controls and procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005.  Based on their evaluation, our CEO and CFO have concluded, as of the date of such evaluation, that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Wave’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Wave’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Wave’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making its assessment, Wave’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework”. Based on this assessment, Wave’s management concluded that, as of December 31, 2005, its internal control over financial reporting is effective based on those criteria.  Wave’s Independent Registered Public Accounting Firm, KPMG LLP, has issued an attestation report on management’s assessment of Wave’s internal control over financial reporting, which is included following this report.

Dated: March 9, 2006

WAVE SYSTEMS CORP.

By:	/s/ STEVEN K. SPRAGUE		By:	/s/ GERARD T. FEENEY
	Name:	Steven K. Sprague		Name:	Gerard T. Feeney
	Title:	President and Chief Executive Officer		Title:	Senior Vice President of Finance and Administration, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wave Systems Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Wave Systems Corp. and subsidiaries (a development stage corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Wave Systems Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Wave Systems Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wave Systems Corp. and subsidiaries (a development stage corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and the period from February 12, 1988 (date of inception) to December 31, 2005 and our report dated March 9, 2006 expressed an unqualified opinion on those consolidated financial statements. Our report dated March 9, 2006 contains an explanatory paragraph that states that the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty.

KPMG LLP

Boston, Massachusetts
March 9, 2006

Changes in internal controls

There have been no changes in Wave’s internal controls over financial reporting that occurred during Wave’s fourth fiscal quarter that have materially affected, or are reasonably likely to affect, Wave’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information concerning Wave’s directors and executive officers will appear in Wave’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in Wave’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Compliance with Section 16(a) of the Exchange Act.” Such information is incorporated herein by reference.

Information concerning Wave’s Audit Committee will appear in Wave’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “The Board of Directors and its Committees” Such information is incorporated herein by reference.

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

Item 11.                 Executive Compensation

Information regarding executive compensation will appear in Wave’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Executive Compensation.”  Such information is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in Wave’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Security Ownership of Certain Beneficial Owners and Management.”  Such information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions will appear in Wave’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Certain Relationships and Related Transactions.”  Such information is incorporated herein by reference.

Item 14.                 Principal Accountant’s Fees

Information regarding Wave’s principle accountant’s fees will appear in Wave’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2006, under the caption “Certain Relationships and Related Transactions.”  Such information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)            Financial Statements:

Page(s)
Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for each of the years ended December 31, 2005, 2004 and 2003 and for the period from February 12, 1988 (inception) through December 31, 2005	F-4

Consolidated Statements of Stockholders’ Equity (Deficiency) and Other Comprehensive Income (Loss) for each of the years ended December 31, 2005, 2004 and 2003 and for the period from February 12, 1988 (inception) through December 31, 2005

F-5
Consolidated Statements of Cash Flows for each of the years ended December 31, 2005, 2004 and 2003 and for the period from February 12, 1988 (inception) through December 31, 2005	F-12
Notes to Consolidated Financial Statements	F-14

(a) (2)            Financial Statement Schedules:

All schedules have been omitted since they are either not required or not applicable.

(a) (3)   Exhibits:

Exhibit No.		Description of Exhibit
3.1*	—	Restated Certificate of Incorporation of Wave (incorporated by reference to Exhibit 3.1 of Wave’s Registration Statement on Form S-1, File No. 33-75286)
3.2*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave’s Registration Statement on Form S-1, File No. 33-75286)
4.1*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave’s Registration Statement on Form S-1, File No. 33-75286)
4.2*	—	Form of Representative’s Warrant Agreement, including the form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 of Wave’s Registration Statement on Form S-1, File No. 33-75286).
4.3*	—

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

†10.1*	—	Wave Systems Corp. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Wave’s Form S-8 Registration Statement, filed on May 24,2005)
10.2*	—

Securities Purchase Agreement dated as of December 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on December 7, 2005, File # 0-24752)

10.3*	—

Securities Purchase Agreement dated as of August 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on August 8, 2005, File # 0-24752)

10.4*	—

Securities Purchase Agreement dated as of March 15, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on March  17, 2005, File # 0-24752)

†10.5*	—	Wave’s Amended and Restated 1994 Stock Option Plan (incorporated by reference to Wave’s Notice of Annual Meeting of Stockholders on Schedule 14A filed on April 29, 2004,)
†10.6*	—	Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Wave’s Notice of Annual Meeting of Stockholders on Schedule 14A filed on April 29, 2004)
†10.7*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
10.8	—	Reserved
†10.9*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave’s Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).
†10.10*	—

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

Series B Common Stock Purchase Warrant to Purchase 882,353 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.4 of Wave’s Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)

10.25*	—	Placement Agency Agreement between Corpfin Inc. and Wave (incorporated by reference to Exhibit 10.5 of Wave’s Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)
10.26*	—

Securities Purchase Agreement dated as of December 16, 2004 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on December 17, 2004, File # 0-24752)

10.27*	—	Form of Addendum No. 1 to Authorized Distributor Agreement between Wave and Envoy Data Inc. dated December 14, 2004
10.28*	—

Securities Purchase Agreement dated as of February 15, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on February 21, 2006, File # 0-24752)

21.1*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
23.1	—	Consent of Independent Registered Public Accounting Firm—KPMG LLP
31.1	—	Section 302 Certification by Steven K. Sprague, President and Chief Executive Officer

31.2	—	Section 302 Certification by Gerard T. Feeney, Chief Financial Officer
32.1	—	Section 906 Certification
99.1*	—

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

Dated:  March 16, 2006

WAVE SYSTEMS CORP.
By:	/s/ STEVEN K SPRAGUE
Name: Steven K. Sprague
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN K. SPRAGUE	President, Chief Executive Officer	March 16, 2006
Steven K. Sprague	and Director
/s/ JOHN E. BAGALAY, JR.	Chairman	March 16, 2006
John E. Bagalay, Jr.
/s/ GEORGE GILDER	Director	March 16, 2006
George Gilder
/s/ JOHN E. MCCONNAUGHY, JR.	Director	March 16, 2006
John E. McConnaughy, Jr.
/s/ NOLAN BUSHNELL	Director	March 16, 2006
Nolan Bushnell
/s/ GERARD T. FEENEY	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer of the Registrant)	March 16, 2006
Gerard T. Feeney

Index to Consolidated Financial Statements

Page(s)
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for each of the years ended December 31, 2005, 2004 and 2003 and for the period from February 12, 1988 (inception) through December 31, 2005	F-4

Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss) for each of the years ended December 31, 2005, 2004 and 2003 and for the period from February 12, 1988 (inception) through December 31, 2005

F-5
Consolidated Statements of Cash Flows for each of the years ended December 31, 2005, 2004 and 2003 and for the period from February 12, 1988 (inception) through December 31, 2005	F-12
Notes to Consolidated Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Wave Systems Corp.:

We have audited the accompanying consolidated balance sheets of Wave Systems Corp. and subsidiaries (a development stage corporation) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from February 12, 1988 (date of inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 and for the period from February 12, 1988 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wave Systems Corp. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of internal control over financial reporting.

Boston, Massachusetts	/s/ KPMG LLP
March 9, 2006

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,006,022	$5,805,912
Marketable securities	—	721,880
Accounts Receivable	334,659	98,641
Prepaid expenses	139,686	173,916
Total current assets	2,480,367	6,800,349
Property and equipment, net	754,153	1,435,053
Other assets	195,245	219,180
Total Assets	3,429,765	8,454,582
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	3,089,150	2,900,064
Deferred revenue	503,630	351,190
Total current liabilities	3,592,780	3,251,254
Liability for warrants containing cash settlement provisions	2,794	493,128
Total liabilities	3,595,574	3,744,382
Stockholders’ Equity (Deficiency):
Common Stock, $.01 par value. Authorized 150,000,000 shares as Class A; 93,341,754 shares issued and outstanding in 2005 and 76,177,617 in 2004	933,418	761,776
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 175,725 shares issued and outstanding in 2005 and 205,725 in 2004	1,757	2,057
Capital in excess of par value	283,645,842	270,664,189
Deficit accumulated during the development stage	(284,746,826)	(267,184,364)
Accumulated other comprehensive income—unrealized gain on marketable securities	—	466,542
Total Stockholders’ Equity (Deficiency)	(165,809)	4,710,200
Total Liabilities and Stockholders’ Equity (Deficiency)	$3,429,765	$8,454,582

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Operations

Years ended December 31, 2005, 2004, 2003 and the
period from February 12, 1988 (date of inception)
through December 31, 2005

	2005	2004	2003	Period from February 12, 1988 through December 31, 2005
Net Revenues:
Licensing	$974,058	$183,318	$120,670	$1,783,945
Services	44,406	18,833	65,343	869,879
Hardware products	—	7,160	3,350	496,624
Total Net Revenues	1,018,464	209,311	189,363	3,150,448
Cost of sales:
Licensing	682,179	133,468	39,361	990,645
Services	44,674	13,589	12,948	430,917
Hardware Products	—	4,647	2,870	288,572
Total Cost of Sales	726,853	151,704	55,179	1,710,134
Gross profit	291,611	57,607	134,184	1,440,314
Operating expenses:
Selling, general and administrative	11,560,039	12,255,427	12,698,682	164,174,108
Research and development	6,937,618	6,852,754	7,384,708	105,137,768
Inventory provision	—	—	1,114,442	1,114,442
Amortization of goodwill	—	—	—	2,294,176
Write-off of intangibles and other impaired assets	—	301,366	—	3,634,314
Restructuring costs and other special charges	—	—	—	726,280
Write-off of goodwill	—	—	—	3,054,456
In-process research and development expense	—	—	—	2,176,000
Acquisition costs	—	—	—	1,494,000
Aladdin license expense	—	—	—	3,889,000
	18,497,657	19,409,547	21,197,832	287,694,544
Other income (expense):
Interest income	70,779	24,931	74,822	10,361,833
Interest expense	—	—	—	(1,695,461)
Equity in net losses of GlobalWave	—	—	—	(5,738,650)
Loss on other than temporary decline in marketable equity securities	—	—	—	(13,249,781)
Gain on sale of marketable securities	80,971	4,330,248	234,759	5,188,435
Gain on termination of development contract	—	—	—	1,818,000
Liquidated damages	—	—	(155,716)	(155,716)
Unrealized gain on decrease in value of warrant liability	490,334	498,723	263,097	1,252,154
Recovery of officer note receivable	—	—	999,518	—
License fee	—	—	—	5,000,000
License warrant cost	—	—	—	(1,100,000)
Other income (expense)	1,500	—	52,370	(173,410)
	643,584	4,853,902	1,468,850	1,507,404
Net loss	(17,562,462)	(14,498,038)	(19,594,798)	(284,746,826)
Accrued dividends on preferred Stock (including $5,485,000 of accretion of discount in 2003)	—	—	5,697,518	10,048,115
Net loss to common stockholders	(17,562,462)	(14,498,038)	$(25,292,316)	$(294,794,941)
Loss per common share—basic and diluted	$(0.21)	$(0.21)	$(0.45)	$(10.05)
Weighted average number of common shares outstanding during the period	83,178,663	69,040,661	55,887,384	29,323,741

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders’ Equity (Deficiency) And Comprehensive Income (Loss)

						Deficit accumulated		Note
	Class A		Class B		Capital	during the		receivable
	Common Stock		Common Stock		in excess of	development	Deferred	from
	Shares	Amount	Shares	Amount	par value	stage	compensation	stockholder	Total
Shares issued to founders at $.003 per share	—	$—	4,680,000	$46,800	$(31,200)	$—	$—	$—	$15,600
Shares issued at $1.25 per share, net of expenses of $36,574 from September through November 1988	—	—	300,000	3,000	335,426	—	—	—	338,426
Net loss	—	—	—	—	—	(326,832)	—	—	(326,832)
Balance at December 31, 1988	—	—	4,980,000	49,800	304,226	(326,832)	—	—	27,194
Shares issued at $1.25 per share, net of expenses of $68,750, from January through December 1989	—	—	270,000	2,700	266,050	—	—	—	268,750
Shares issued at $1.25 per share in July 1989 as compensation for services rendered	—	—	1,920	19	2,381	—	—	—	2,400
Shares issued by principal stockholders at $1.25 per share in December 1989 as compensation for services rendered	—	—	—	—	374,000	—	—	—	374,000
Net loss	—	—	—	—	—	(982,186)	—	—	(982,186)
Balance at December 31, 1989	—	—	5,251,920	52,519	946,657	(1,309,018)	—	—	(309,842)
Shares issued by principal stockholder at $1.25 per share in March 1990 as compensation for services rendered	—	—	—	—	56,250	—	—	—	56,250
Shares issued by principal stockholder at $.50 per share in March 1990 as compensation for services rendered	—	—	—	—	60,000	—	—	—	60,000
Shares issued at $1.67 per share in May 1990 as compensation for services rendered	—	—	6,000	60	9,940	—	—	—	10,000
Shares issued at $1.67 per share, net of expenses of $5,000 in March, April, November and December 1990	—	—	390,000	3,900	641,100	—	—	—	645,000
Net loss	—	—	—	—	—	(1,178,129)	—	—	(1,178,129)
Balance at December 31, 1990	—	—	5,647,920	56,479	1,713,947	(2,487,147)	—	—	(716,721)
Shares issued at $1.67 per share from March through November 1991	—	—	315,000	3,150	521,850	—	—	—	525,000
Shares issued at $1.67 per share in November 1991 as compensation for services rendered	—	—	19,800	198	32,802	—	—	—	33,000
Net loss	—	—	—	—	—	(1,009,368)	—	—	(1,009,368)
Balance at December 31, 1991	—	—	5,982,720	59,827	2,268,599	(3,496,515)	—	—	(1,168,089)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders’ Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock		Capital in excess of	Deficit accumulated during the development	Deferred	Note receivable from
	Shares	Amount	Shares	Amount	par value	stage	compensation	stockholder	Total
Balance at December 31, 1991	—	—	5,982,720	59,827	2,268,599	(3,496,515)	—	—	(1,168,089)
Shares issued at $1.67 per share from January through October 1992	—	—	708,000	7,080	1,172,920	—	—	—	1,180,000
Shares issued at $1.67 per share in May 1992 in connection with License and Cross-License Agreement	—	—	674,976	6,750	1,118,210	—	—	—	1,124,960
Shares issued at $1.67 per share in May 1992 as compensation for services rendered	—	—	18,000	180	29,820	—	—	—	30,000
Shares issued at $2.50 per share in May and November 1992 as compensation for services rendered	—	—	771,000	7,710	1,919,790	—	—	—	1,927,500
Shares issued at $2.50 per share, net of expenses of $7,500, in November and December 1992	—	—	323,001	3,230	796,773	—	—	—	800,003
Shares issued by principal stockholder in December 1992 at $2.50 per share as compensation for services rendered	—	—	—	—	75,000	—	—	—	75,000
Shares canceled in October and December 1992	—	—	(75,000)	(750)	750	—	—	—	—
Issuance of stock options at $.003 exercise price per share in June 1992	—	—	—	—	798,400	—	(398,660)	—	399,740
Amortization of deferred compensation	—	—	—	—	—	—	155,455	—	155,455
Accrued dividends on preferred stock	—	—	—	—	(6,383)	—	—	—	(6,383)
Note receivable and accrued interest from stockholder	—	—	—	—	—	—	—	(152,974)	(152,974)
Net loss	—	—	—	—	—	(4,182,638)	—	—	(4,182,638)
Balance at December 31, 1992	—	—	8,402,697	84,027	8,173,879	(7,679,153)	(243,205)	(152,974)	182,574
Shares issued at $1.67 per share in February 1993	—	—	30,000	300	49,800	—	—	—	50,100
Shares issued at $3.50 per share, net of expenses of $82,427, from April through December 1993	—	—	550,359	5,504	1,838,294	—	—	—	1,843,798
Shares issued at $3.50 per share from May to December 1993 as compensation for services rendered, for the acquisition of property and equipment and as additional interest on borrowings	—	—	73,319	733	255,884	—	—	—	256,617
Issuance of warrants to purchase Class B Common Stock from September to December 1993 in conjunction with the issuance of convertible debt	—	—	—	—	72,893	—	—	—	72,893
Amortization of deferred compensation	—	—	—	—	—	—	243,205	—	243,205
Accrued dividends on preferred stock	—	—	—	—	(38,467)	—	—	—	(38,467)
Note receivable and accrued interest from stockholder	—	—	—	—	—	—	—	(39,783)	(39,783)
Net loss	—	—	—	—	—	(3,959,334)	—	—	(3,959,334)
Balance at December 31, 1993	—	—	9,056,375	90,564	10,352,283	(11,638,487)	—	(192,757)	(1,388,397)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders’ Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common stock		Class B Common stock		Capital in excess of	Deficit accumulated during the development	Deferred	Note receivable from
	Shares	Amount	Shares	Amount	par value	stage	compensation	stockholder	Total
Balance at December 31, 1993	—	—	9,056,375	90,564	10,352,283	(11,638,487)	—	(192,757)	(1,388,397)
Shares issued at $3.50 per share in January and February 1994	—	—	95,715	957	334,046	—	—	—	335,003
Shares issued at $3.50 per share in February 1994 as additional interest on borrowings	—	—	5,700	57	19,893	—	—	—	19,950
Issuance of warrants to purchase Class B Common Stock in January and February 1994 in conjunction with the issuance of convertible debt	—	—	—	—	115,234	—	—	—	115,234
Accrued dividends on preferred stock	—	—	—	—	(39,484)	—	—	—	(39,484)
Accrual of interest on note receivable from stockholder	—	—	—	—	—	—	—	(17,315)	(17,315)
Sale of warrants to underwriter in September 1994	—	—	—	—	4	—	—	—	4
Conversion of notes payable	—	—	599,507	5,995	2,079,131	—	—	—	2,085,126
Shares issued at $5.00 per share in initial public offering in September 1994, net of expenses of $2,929,835	3,728,200	37,282	—	—	15,673,883	—	—	—	15,711,165
Net loss	—	—	—	—	—	(4,271,501)	—	—	(4,271,501)
Balance at December 31, 1994	3,728,200	37,282	9,757,297	97,573	28,534,990	(15,909,988)	—	(210,072)	12,549,785
Shares issued at prices ranging from $1.00 per share to $3.13 per share as compensation for services rendered	31,559	315	—	—	57,184	—	—	—	57,499
Exercise of options to purchase Class B Common Stock	—	—	681,700	6,817	429,413	—	—	—	436,230
Accrued dividends on preferred stock	—	—	—	—	(40,600)	—	—	—	(40,600)
Accrual of interest on note receivable from stockholder	—	—	—	—	—	—	—	(17,318)	(17,318)
Exchange of Class B Common Stock for Class A Common Stock	2,855,859	28,559	(2,855,859)	(28,559)	—	—	—	—	—
Net loss	—	—	—	—	—	(6,832,866)	—	—	(6,832,866)
Balance at December 31, 1995	6,615,618	66,156	7,583,138	75,831	28,980,987	(22,742,854)	—	(227,390)	6,152,730
Exercise of options to purchase Class A Common Stock	214,091	2,141	—	—	420,366	—	—	—	422,507
Shares issued at prices ranging from $2.06 per share to $3.44 per share as compensation for services rendered	42,077	421	—	—	123,029	—	—	—	123,450
Issuance of unregistered Class B Common Stock to acquire Wave Interactive Network valued at approximately $.98 per share	—	—	375,000	3,750	364,688	—	—	—	368,438
Issuance of warrants to purchase unregistered shares of Class A Common Stock in conjunction with the issuance of convertible debt and preferred stock	—	—	—	—	283,455	—	—	—	283,455
Conversion of Class B Preferred Stock	2,960,303	29,603	—	—	3,078,921	—	—	—	3,108,524
Accrual of interest on note receivable	—	—	—	—	—	—	—	(17,315)	(17,315)
Accrued dividends on preferred stock	—	—	—	—	(199,014)	—	—	—	(199,014)
Exchange of Class B Common Stock for Class A Common Stock	1,749,997	17,500	(1,749,997)	(17,500)	—	—	—	—	—
N*ABLE APIC in connection with the issuance of Class A Common Stock due to merger	873,317	8,733	—	—	1,296,241	—	—	—	1,304,974
Net loss	—	—	—	—	—	(10,126,546)	—	—	(10,126,546)
Balance at December 31, 1996	12,455,403	124,554	6,208,141	62,081	34,348,673	(32,869,400)	—	(244,705)	1,421,203

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders’ Equity (Deficiency)  And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock		Capital in excess of	Deficit accumulated during the development	Series G Convertible Preferred	Accumulated Other Comprehensive	Note receivable from
	Shares	Amount	Shares	Amount	par value	stage	Stock	Income	stockholder	Total
Balance at December 31, 1998	30,682,970	$306,830	3,140,665	$31,407	$64,919,050	$(65,214,601)	$347,812	—	$(149,342)	$241,156
Net loss	—	—	—	—	—	(28,052,572)	—	—	—	(28,052,572)
Unrealized gain on Marketable Securities	—	—	—	—	—	—	—	2,860,500	—	2,860,500
Comprehensive loss	—	—	—	—	—	—	—	—	—	(25,192,072)
Exercise of options to purchase Class A Common Stock	964,000	9,640	—	—	1,622,431	—	—	—	—	1,632,071
Warrants exercised to purchase Class A Common Stock	3,370,238	33,702	—	—	6,708,057	—	—	—	—	6,741,759
Shares Issued at $11.00 per share, net of issuance costs	2,090,405	20,904	—	—	21,481,665	—	—	—	—	21,502,569
Conversion of Bridge to Loan to purchase Class A Common Stock	787,349	7,874	—	—	2,567,380	—	—	—	—	2,575,254
Warrants to Purchase Class A Common Stock For services rendered	—	—	—	—	1,075,240	—	—	—	—	1,075,240
Shares issued as compensation for services rendered	83,461	834	—	—	1,149,486	—	—	—	—	1,150,320
Accrual of interest on note receivable	—	—	—	—	—	—	—	—	(4,818)	(4,818)
Conversion of Series G Preferred Stock	377,102	3,771	—	—	344,041	—	(347,812)	—	—	—
Accrued dividend on preferred stock	—	—	—	—	(13,239)	—	—	—	—	(13,239)
Exchange of Class B Common Stock for Class A stock	1,090,158	10,902	(1,090,158)	(10,902)	—	—	—	—	—	—
Balance at December 31, 1999	39,445,683	$394,457	2,050,507	$20,505	$99,854,111	$(93,267,173)	$0	$2,860,500	$(154,160)	$9,708,240
Net loss	—	—	—	—	—	(47,655,893)	—	—	—	(47,655,893)
Unrealized gain (loss) on marketable securities	—	—	—	—	—	—	—	(937,196)	—	(937,196)
Comprehensive loss	—	—	—	—	—	—	—	—	—	(48,593,089)
Shares issued at $34.00 per share, net of issuance costs	3,600,800	36,008	—	—	114,941,407	—	—	—	—	114,977,415
Shares issued in exchange for substantially all of the assets of Indigo Networks, LLC at $19.30 per share	374,889	3749	—	—	7,231,609	—	—	—	—	7,235,358
Shares issued as compensation for services at $13.75 per share	7,879	79	—	—	108,254	—	—	—	—	108,333
Exercise of warrants to purchase Class A Common Stock	319,692	3,197	—	—	1,331,048	—	—	—	—	1,334,245
Exercise of Options to purchase Class A Common Stock	2,030,958	20,309	—	—	4,950,872	—	—	—	—	4,971,181
Compensation on Employee Options issued	—	—	—	—	318,609	—	—	—	—	318,609
Exchange of Class B Common Stock for Class A Common Stock	1,271,296	12,713	(1,271,296)	(12,713)	—	—	—	—	—	—
Repayment of note receivable from stockholder	—	—	—	—	—	—	—	—	154,160	154,160
Balance at December 31, 2000	47,051,197	$470,512	779,211	$7,792	$228,735,910	$(140,923,066)	$0	$1,923,304	$0	$90,214,452
Net loss	—	—	—	—	—	(48,701,057)	—	—	—	(48,701,057
Investment Loss on Marketable Securities	—	—	—	—	—	—	—	(3,328,296)	—	(3,328,296
Comprehensive loss	—	—	—	—	—	—	—	—	—	(52,029,353
Shares issued in exchange for 3,600,000 shares of BIZ Interactive Zone, Inc. at $7.16 per share	2,000,000	20,000	—	—	14,292,800	—	—	—	—	14,312,800
Exercise of Options	523,181	5,232	—	—	749,721	—	—	—	—	754,953
Compensation on Employee Options Issued	—	—	—	—	552,554	—	—	—	—	552,554
Exchange of Class B Common Stock for Class A Common Stock	422,128	4,221	(422,128)	(4,221)	—	—	—	—	—	—
Balance at December 31, 2001	49,996,506	$499,965	357,083	$3,571	$244,330,985	$(189,624,123)	$0	$(1,404,992)	$0	$53,805,406

See accompanying notes to  consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders’ Equity (Deficiency)  And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock		Capital in excess of	Deficit accumulated during the development	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	par value	stage	Income	Total
Balance at December 31, 2001	49,996,506	$499,965	357,083	$3,571	$244,330,985	$(189,624,123)	$(1,404,992)	$53,805,406
Net loss	—	—	—	—	—	(43,467,405)	—	(43,467,405)
Investment Loss on Marketable Securities	—	—	—	—	—	—	1,404,992	1,404,992
Comprehensive loss	—	—	—	—	—	—	—	(42,062,413)
Issuance of Class A Common Stock to acquire 60% of the remaining assets of GlobalWave, Ltd	1,700,000	17,000	—	—	2,227,000	—	—	2,244,000
Exercise of Options	42,554	426	—	—	43,673	—	—	44,099
Issuance of warrants to purchase Class A Common Stock	—	—	—	—	143,500	—	—	143,500
Compensation on Expense Employee Options Issued	—	—	—	—	367,247	—	—	367,247
Exchange of Class B Common Stock for Class A CommonStock	32,858	329	(32,858)	(329)	—	—	—	—
Balance at December 31, 2002	51,771,918	$517,720	324,225	$3,242	$247,112,405	$(233,091,528)	$0	$14,541,839
Net loss	—	—	—	—	—	(19,594,798)	—	(19,594,798)
Investment Loss on Marketable Securities	—	—	—	—	—	—	3,640,469	3,640,469
Comprehensive loss	—	—	—	—	—	—	—	(15,954,329)
Issuance of Class A Common Stock at $1.90 per share in a private placement, net of issuance costs of $515,820	3,725,263	37,253	—	—	6,524,927	—	—	6,562,180
Issuance of Class A Common Stock upon Exercise of Series H Warrants, net of issuance costs of $180,635	2,632,311	26,323	—	—	2,463,844	—	—	2,490,167
Issuance of Class A Common Stock upon exercise of warrants granted to placement agents in connection with the issuance of Series H Convertible Preferred Stock.	322,270	3,223	—	—	—	—	—	3,223
Conversion of 548.5 shares of Series H Convertible Preferred Stock into Class A Common Stock at a conversion price of $0.76 per share, net of issuance costs of $75,000	7,217,105	72,171	—	—	5,412,829	—	—	5,485,000
Issuance of Class A Common Stock upon exercise of employee stock options	1,340,739	13,406	—	—	2,855,509	—	—	2,868,915
Issuance of Series H Convertible Preferred Stock and Warrants to Purchase Class A Common Stock	—	—	—	—	4,464,571	—	—	4,464,571
Dividends on Series H Convertible Preferred, including non-cash accretion of $5,485,000	—	—	—	—	(5,697,518)	—	—	(5,697,518)
Issuance of warrants to purchase Class A Common Stock	—	—	—	—	315,971	—	—	315,971
Fair market value of warrants issued in connection with private placement of Class A Common Stock	—	—	—	—	(1,254,948)	—	—	(1,254,948)
Issuance of warrants to purchase Class A Common Stock for services	—	—	—	—	43,176	—	—	43,176
Compensation expense on employee stock options issued	—	—	—	—	146,389	—	—	146,389
Exchange of Class B Common Stock for Class A Common Stock	118,500	1,185	(118,500)	(1,185)	—	—	—	—
Balance at December 31, 2003	67,128,106	$671,281	205,725	$2,057	$262,387,155	$(252,686,326)	$3,640,469	$14,014,636

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Stockholders’ Equity (Deficiency)  And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock		Capital in Excess	Deficit Accumulated During the Development	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	of Par Value	Stage	Income	Total
Balance at December 31, 2003	67,128,106	$671,281	205,725	$2,057	$262,387,155	$(252,686,326)	$3,640,469	$14,014,636
Net loss	—	—	—	—	—	(14,498,038)	—	(14,498,038)
Unrealized Gain on Marketable Securities:
Unrealized holding gains during the period	—	—	—	—	—	—	1,156,321	—
Less: reclassification adjustment for gain included in net income	—	—	—	—	—	—	(4,330,248)	(3,173,927)
Comprehensive loss	—	—	—	—	—	—	—	(17,671,965)
Issuance of Class A Common Stock at $0.85 per share, net of issuance costs of $222,101	3,529,412	35,294	—	—	2,742,603	—	—	2,777,897
Issuance of Class A Common Stock at $1.05 per share, net of issuance costs of $284,300	5,484,790	54,848	—	—	5,419,880	—	—	5,474,728
Issuance of Class A Common Stock upon exercise of employee stock options	35,309	353	—	—	33,942	—	—	34,295
Issuance of warrants to purchase Class A Common Stock for services	—	—	—	—	80,609	—	—	80,609
Balance as of December 31, 2004	76,177,617	$761,776	205,725	$2,057	$270,664,189	$(267,184,364)	$466,542	$4,710,200
Net loss	—	—	—	—	—	(17,562,462)	—	(17,562,462)
Unrealized loss on marketable securities:
Unrealized holding losses during the period	—	—	—	—	—	—	(385,571)
Less: reclassification adjustment for gain included in net income	—	—	—	—	—	—	(80,971)	(466,542)
Comprehensive loss	—	—	—	—	—	—	—	(18,029,004)
Issuance of Class A Common Stock at $0.88 per share, less issuance cost of $208,041	4,659,090	46,591	—	—	3,845,368	—	—	3,891,959
Issuance of Class A Common Stock at $0.90 per share, less issuance cost of $210,975	4,000,000	40,000	—	—	3,349,205	—	—	3,389,205
Issuance of Class A Common Stock at $0.585 per share, less issuance cost of $159,110	5,982,906	59,829	—	—	3,281,061	—	—	3,340,890
Warrants Exercised at $1.13 per share, less issuance cost of $90,400	2,000,000	20,000	—	—	2,149,600	—	—	2,169,600
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $0.7565 per share	253,475	2,535	—	—	189,219	—	—	191,754
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $0.68 per share	238,666	2,387	—	—	159,906	—	—	162,293
Compensation cost for stock options granted to consultant	—	—	—	—	7,294	—	—	7,294
Exchange of Class B Common Stock for Class A Common Stock	30,000	300	(30,000)	(300)	—	—	—	—
Balance as of December 31, 2005	93,341,754	$933,418	175,725	$1,757	$283,645,842	$(284,746,826)	$—	$(165,809)

See accompanying notes to  consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Cash Flows

Years ended December 31, 2005, 2004, 2003, and the Period
From February 12, 1988 (Date of Inception) through December 31, 2005

				Period from
				February 12, 1988
				(date of inception)
				through
				December 31,
	2005	2004	2003	2005
Cash flows from operating activities:
Net loss	$(17,562,462)	$(14,498,038)	$(19,594,798)	$(284,746,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of goodwill	—	—	—	3,054,456
Goodwill amortization	—	—	—	2,294,176
Depreciation and amortization	841,729	854,629	1,241,035	12,569,524
Reserve for note from affiliate	—	—	—	1,672,934
Recovery of officer note receivable	—	—	(999,518)	—
Accretion of assured incremental yield on convertible debt	—	—	—	119,000
Common stock issued in connection with license agreement	—	—	—	1,124,960
Realized gain on marketable securities	(80,971)	(4,330,248)	(234,759)	(5,188,435)
Net losses realized on GlobalWave investment	—	—	—	5,738,650
Common stock issued for services rendered and additional interest on borrowings	—	—	—	3,600,199
Warrants issued as compensation for services	—	80,609	43,176	3,018,880
Issuance of warrants to Aladdin	—	—	—	2,939,000
Accrued interest on note payable	—	—	—	121,219
In-process research and development	—	—	—	2,176,000
Write-off of impaired assets	—	301,366	—	3,634,314
Loss on other than temporary decline in marketable equity Securities	—	—	—	13,249,781
Gain on termination of development contract with SSP	—	—	—	(1,818,000)
Gain on decrease in value of warrant liability	(490,334)	(498,723)	(263,097)	(1,252,154)
Preferred stock issued for services rendered	—	—	—	265,600
Compensation associated with issuance of stock options	7,294	—	146,389	2,026,557
Amortization of deferred compensation	—	—	—	398,660
Amortization of discount on notes payable	—	—	—	166,253
Common stock issued by principal stockholder for services	—	—	—	565,250
Changes in assets and liabilities:
Increase in deferred revenue	152,440	276,968	74,222	503,630
Decrease in accrued interest on note receivable	—	—	142,540	—
Decrease in inventories	—	—	1,112,818	—
(Increase) decrease in accounts receivable and prepaid expenses	(201,788)	(67,085)	368,844	(444,027)
(Increase) decrease in other assets	23,935	93,570	50,688	(210,160)
Increase (decrease) in accounts payable and accrued expenses	189,086	63,540	(567,853)	3,478,252
Decrease in amounts due to charities	—	(243,197)	(19,959)	—
Decrease in cash collected on behalf of charities	—	211,717	23,836	—
Net cash used in operating activities	(17,121,071)	(17,754,892)	(18,476,436)	(230,942,307)
			(Continued)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
(a development stage corporation)
Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2005 2004 2003 and the Period
From February 12, 1988 (Date of Inception) through December 31, 2005

	2005	2004	2003	Period from February 12, 1988 (date of inception) through December 31, 2005
Cash flows from investing activities:
Acquisition of property and equipment	(160,829)	(304,172)	(985,146)	(12,893,623)
Investment in GlobalWave joint venture	—	—	—	(5,701,250)
Cash received in GlobalWave acquisition	—	—	—	1,380,464
Purchase of intangible assets	—	—	—	(2,500,000)
Short-term loans to affiliate	—	—	—	(1,672,934)
Organizational costs	—	—	—	(14,966)
Proceeds provided by sale of marketable equity securities	336,309	6,759,751	430,934	9,689,447
Exercise of warrant to acquire marketable equity securities	—	—	—	(1,620,000)
Net cash provided by (used in) investing activities	175,480	6,455,579	(554,212)	(13,332,862)
Cash flows from financing activities:
Net proceeds from issuance of common stock	13,145,701	8,286,920	11,924,486	225,968,325
Net proceeds from issuance of preferred stock and warrants	—	—	4,780,540	16,988,573
Payment on (issuance of) note receivable from stockholder	—	—	1,135,320	—
Payment of dividends on preferred stock	—	—	(212,517)	(212,517)
Proceeds from notes payable and warrants to stockholders	—	—	—	4,083,972
Repayments of notes payable to stockholders	—	—	—	(1,069,972)
Proceeds from notes payable and warrants	—	—	—	1,284,250
Repayments of note payable	—	—	—	(255,000)
Redemption of Preferred Stock	—	—	—	(506,440)
Net cash provided by financing activities	13,145,701	8,286,920	17,627,829	246,281,191
Net increase (decrease) in cash and cash equivalents	(3,799,890)	(3,012,393)	(1,402,819)	2,006,022
Cash and cash equivalents at beginning of year	5,805,912	8,818,305	10,221,124	—
Cash and cash equivalents at end of year	$2,006,022	$5,805,912	$8,818,305	$2,006,022

Supplemental information about noncash investing and financing activities:

On March 27, 2003 Wave granted a bonus to an officer that was used to repay a note receivable in the amount of $281,399, consisting of $250,000 in principal and $31,899 in accrued interest (see note 5).

Wave recorded accretion of discount of $5,485,000 for the year ended December 31, 2003 in connection with the issuance of 548.5 shares of its Series H Convertible Preferred Stock (see note 8).

During 2003 Wave issued 7,217,105 shares of Class A Common Stock in connection with the conversion of 548.5 shares of Series H Convertible Preferred Stock, with an aggregate face value of $5,485,000 at a conversion price of $0.76 per share of Class A Common Stock.

See accompanying notes to consolidated financial statements.

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

(2) Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2005, has an accumulated deficit of $284,746,826. We also expect Wave will incur an operating loss for the calendar year of 2006. As of December 31, 2005, we had negative working capital of $1,112,413.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications. However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the year ending December 31, 2006.

Because Wave does not have sufficient cash to fund operations for the year ending December 31, 2006; and given the uncertainties described above with respect to Wave’s revenue outlook for 2006, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2006. These activities include the filing of a second $25,000,000 S-3 shelf registration with the SEC on December 16, 2005 which was declared effective on January 31, 2006; and the sale of 8,348,598 shares of common stock at $0.535 per share for gross proceeds of $4,466,500 in an initial round of financing under this shelf registration on February 15, 2006, upon which we received approximately $4,247,000 in net proceeds. We also granted warrants as part of the February 15 financing that will allow the purchasers to acquire an additional 1,550,868 shares of Wave common stock  for $0.72 per share. If exercised, the warrants will generate additional gross proceeds of $1,116,625. These warrants expire on August 15, 2006.

It is likely that we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, utilizing this shelf registration, to raise additional capital to continue to fund our operations for the year ending December 31, 2006.  The remaining availability under this shelf registration statement for future financings, after subtracting the proceeds from the February 15, 2006 financing referred to above is $20,533,500, including $1,116,625 reserved for the warrants.

Also, previously, on April 15, 2004 Wave filed a $25,000,000 registration statement with the SEC, under which Wave has drawn down a total of $22,219,030 in gross proceeds, through various sales of common stock and issuances of Warrants (See footnote 8). Accordingly, there remains approximately $2,781,000 in gross proceeds available under the April 15, 2004 shelf of which $875,000 is reserved for warrants to purchase 1,093,750 shares with an exercise price of $0.80, that expire May 5, 2006.

(2) Liquidity (Continued)

The combined availability under the two registration statements for future financings totals $23,314,500, of which $1,991,625 is reserved for outstanding warrants. The availability and amount of any such financings are unknown at this time. In addition, presently the outstanding warrants are “out-of-the-money” and will expire unexercised if the market price of Wave’s common stock does not exceed the exercise prices of the warrants before their expiration date.

Considering our current cash balance, including the additional capital raised on February 15, 2006 that is referred to above, we project that we have enough liquid assets to continue operating into May 2006. We estimate we will need a minimum of approximately $12,000,000 of additional cash from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the year ending December 31, 2006.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, we could be forced to reduce expenses which may significantly impede our ability to meet our sales, marketing and development objectives, cease operations or merge with another company.  No assurance can be provided that any of these initiatives will be successful.  Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through December 31, 2006 and beyond, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

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

(c) Method of Accounting for Joint Ventures

Wave accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture’s operating and financial policies. The financial statements of joint ventures in which Wave owns greater than a fifty percent interest are consolidated with Wave’s financial statements (see note 12).

(d) Cash and Cash Equivalents

Wave considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are custodial with two major financial institutions.

(e) Marketable Securities

Investments, which consist solely of equity securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity

(3) Significant Accounting Policies (Continued)

Securities” issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No.115, investments are classified as “trading”, “available-for sale” or “held to maturity”. “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. “Available-for-sale” securities are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders’ equity. Unrealized losses that are determined to be other than temporary are recognized as charges against earnings. Factors considered when determining if an other than temporary decline has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. “Held to maturity” securities are debt securities that are intended to be held to maturity and are recorded at amortized cost. As of December 31, 2004, all of Wave’s marketable equity securities were classified as available-for-sale. Wave held no marketable securities as of December 31, 2005.

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

(3) Significant Accounting Policies (Continued)

The following table presents Wave’s pro forma net loss and loss per share as if the company had accounted for stock options under SFAS No. 123 for the years ended December 31:

	2005	2004	2003
Net loss—as reported	$(17,562,462)	$(14,498,038)	$(19,594,798)
Pro-forma compensation cost using the fair-value method	(2,103,508)	(2,840,103)	(3,023,011)
Net loss—pro forma	(19,665,970)	(17,338,141)	(22,617,809)
Net loss to Common stockholders—as reported	(17,562,462)	(14,498,038)	(25,292,316)
Net loss to Common shareholders—pro forma	(19,665,970)	(17,338,141)	(28,315,327)
Loss per Common share—as reported	(0.21)	(0.21)	(0.45)
Loss per Common share—pro forma	$(0.24)	$(0.25)	$(0.51)

The per share weighted-average fair value of stock options granted under all plans for the years ended December 2005, 2004 and 2003 pursuant to SFAS No. 123 were $0.81, $1.03 and $1.20, respectively. The expense that would have been recognized pursuant to SFAS No. 123 and the weighted average fair values per share referred to herein were arrived at using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected Life (Years)	5	5	5
Interest Rate	4.23%	3.675%	3.25%
Volatility	104%	120%	125%
Dividend Yield	0%	0%	0%

Wave applies APB Opinion No. 25 in accounting for its Plans. Compensation expense has been recognized in the financial statements for Stock options granted to employees at exercise prices below fair market value of approximately $7,294 in 2005, $0 in 2004 and $146,000 in 2003.

(i) Research and Development and Software Development Costs

Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires software development costs for products that have achieved commercial marketability to be capitalized subsequent to the establishment of a product’s technological feasibility and prior to general release of the product. Wave did not capitalize any software development costs for 2005. Wave capitalized software development costs of  approximately $73,000 and $712,000 during the years ended December 31, 2004 and 2003, respectively. Amortization of capitalized software costs for the years ended December 31, 2005, 2004 and 2003 was $621,419, $538,781 and $232,373, respectively

(j) Loss Per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options, stock warrants and convertible preferred stock. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share had their effect not been anti-dilutive for the each of the years ended December 31, 2005, 2004 and 2003 were approximately 200,000 shares, 261,000 shares and 4,200,000 shares, respectively. Employee stock options and other stock warrants to purchase a weighted average of approximately 16,544,000, 14,260,000  and

(3) Significant Accounting Policies (Continued)

8,784,000 shares were outstanding for the years ended December 31, 2005, 2004 and 2003 respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

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

(l) Revenue Recognition

Wave’s business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, Wavexpress’ broadband media distribution and eTMS software products and development contracts. Many of our sales arrangements include multiple-elements, and/or required significant modification or customization of our software.

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

(3) Significant Accounting Policies (Continued)

PRODUCTS—SOFTWARE

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

(3) Significant Accounting Policies (Continued)

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave common stock at an exercise price of $2.62 per share, in connection with a private placement of common stock with a group of accredited investors. The warrants have a three-year term. The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if the warrants are “in the money” and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19. Although the registration statement was declared effective by the Securities Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and there are circumstances that could potentially cause the registration statement to cease to remain effective. Accordingly, Wave recorded a liability in its balance sheet that was valued at $2,794 as of December 31, 2005, and $493,128 as of December 31, 2004. These values were arrived at utilizing the Black-Scholes option pricing model with the following assumptions:

	As of December 30, 2005	As of December 31, 2004
Expected life remaining (years)	.90	1.92
Interest rate	4.36%	3.0%
Volatility	62%	128%
Dividend yield	0%	0%

The decrease in fair value of the liability associated with the warrants of $490,334 and $498,723  was recorded as an unrealized gain in Wave’s statement of operations in the year ended December 31, 2005 and 2004, in accordance with EITF 00-19.

(4)   Related Party Transactions

(a)   Notes Receivable from Officers

Prior to the enactment of the Sarbanes-Oxley Act of 2002, Wave had made loans to certain of its officers. Some of the loans were extended beyond their original terms by one year. These loans and the extensions thereon, were granted to the officers, prior to the enactment of the Sarbanes-Oxley Act of 2002, to allow them to satisfy certain personal financial obligations that would otherwise have required them to liquidate some of their holdings of Wave shares. The loans were granted as a means to mitigate a potential unfavorable impact to Wave’s share price as a result of the officers selling large blocks of shares. All loans to officers have been paid in full, therefore there were no balances owed on the loans as of December 31, 2005 and 2004. Details with respect to the officer loans are as follows:

On March 26, 2001 Wave made a personal loan to Mr. Gerard T. Feeney, Senior Vice President, Chief Financial Officer and Secretary of Wave as evidenced by a demand note for $250,000, which sum was due and payable to Wave on March 26, 2002 and bore interest at a rate per annum equal to 1% over the prime interest rate. Interest on the loan accrued monthly and was payable at maturity. The terms of the loan were substantially equivalent to market terms at that time. The due date of the demand note was subsequently extended until March 26, 2003. As of March 26, 2003 the loan balance, including accrued interest thereon was $281,399. On March 27, 2003, the Compensation Committee approved a bonus in an amount equal to Mr. Feeney’s obligations with respect to such loan and accrued interest. Proceeds of this bonus were used to repay the loan and all interest accrued on such loan. The bonus was granted during the year so that Mr. Feeney could repay his loan, rather than at fiscal year end when bonuses are usually awarded. The factors used in granting this extraordinary bonus were the amount of the loan, the ability to repay the loan and the impact that non-repayment of the loan would have on Mr. Feeney’s abilities to fulfill his duties for Wave. Wave no longer intends to award bonuses to executive officers or directors in

(4)   Related Party Transactions (Continued)

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

(b)   Payments to Related Party

In March 2003, Mr. Peter Sprague, who is the former Chairman of Wave, was appointed Chairman and Chief Executive Officer of Wavexpress. Mr. Sprague was paid $129,000, $175,667 and $185,000 for the years ended December 31, 2005, 2004 and 2003, respectively in salary in this capacity (for the year ended December 31, 2003, $138,750 was paid by Wavexpress for Mr. Sprague’s duties as an officer of Wavexpress and $46,250 was paid by Wave for Mr. Sprague’s duties as an officer of Wave.)   Mr. Peter Sprague is the father of Wave’s President and Chief Executive Officer, Steven Sprague.

On August 1, 1997, Michael Sprague became an employee of Wave, at an annual salary of $110,000. On November 1, 1999 he became an employee of Wavexpress at an annual salary of $120,000 and was paid $150,000, $150,000 and $143,750 for the years ended December 31, 2005, 2004 and 2003, respectively. Michael Sprague is the brother of Steven Sprague and the son of Wave’s former Chairman, Peter Sprague.

(5)      Property and Equipment

Property and equipment as of December 31 consisted of the following:

	2005	2004
Computer Equipment	$6,003,899	$5,848,420
Furniture, fixtures and improvements	887,843	882,492
Computer software	4,821,247	4,821,248
	11,712,989	11,552,160
Less: Accumulated depreciation and amortization	10,958,836	10,117,107
Total	$754,153	$1,435,053

Computer software includes $1,864,256 of capitalized software development costs pursuant to SFAS 86 as of December 31, 2005 and 2004. Capitalized software pursuant to SFAS 86 is amortized over a three-year life using the straight-line method, once the product is ready to bring to market.

Depreciation and amortization expense on property and equipment amounted to approximately $842,000, $855,000 and $1,241,000 for the years ended December 31, 2005, 2004, 2003, respectively.

(6)          Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31 consisted of the following:

	2005	2004
Accounts payable	$993,926	$819,278
Accrued consulting and professional fees	472,290	531,165
Accrued payroll and related costs	1,139,814	1,012,897
Accrued rent	53,905	77,670
Annual report and shareholders meeting	77,073	80,404
State & local taxes payable	92,397	72,472
Accrued software licenses	162,500	162,500
Accrued expenses in connection with sales of Wave common stock	54,219	43,544
Other accrued expenses	43,026	100,134
Total accounts payable and accrued expenses	$3,089,150	$2,900,064

(7)                               Preferred Stock

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

(7)          Preferred Stock (Continued)

Dividends on the Series H Stock accrued on the initial liquidation preference amount of each share ($10,000) at an annual rate of 10%, and would have increased to 12% on April 30, 2004. Dividends were payable out of any assets legally available to pay dividends when and if declared by the board of Directors of the Company, or upon liquidation or conversion of the Series H Stock. Dividend expense in connection with converted Series H Stock (not including accretion of discount on the Series H Stock) for the year ended December 31, 2003 totaled $212,510.

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

(7)          Preferred Stock (Continued)

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

(7)          Preferred Stock (Continued)

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

(7)          Preferred Stock (Continued)

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

(8)                               Common Stock

On December 5, 2005, Wave entered into a Securities Purchase Agreement, pursuant to which Wave sold and issued 5,982,906 shares of Class A Common Stock, par value $.01 per share, to certain purchasers who are parties to the Purchase Agreement for an aggregate purchase price of $3,500,000. The Common Shares were priced at $0.585 per share. JPC Capital Partners, Inc. (formerly Corpfin Inc.) (the “Placement Agent”), had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave paid the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $3,340,890 after deducting placement agent and other fees associated with the issuance of these securities.

On August 5, 2005, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 4,000,000 shares of Class A Common Stock, par value $.01 per share, for $0.90 per share, to certain purchasers who are parties to the Purchase Agreement for an aggregate purchase price of $3,600,000. The Placement Agent had entered into a placement agency agreement with Wave in which they agreed to act as a placement agent in connection with the offering. Wave has agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $3,389,205 after deducting the placement agent fees of $144,000 and additional legal and other fees associated with the issuance of these securities of $66,795.

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

On March 15, 2005, Wave entered into a securities purchase agreement, pursuant to which Wave sold and issued 4,659,090 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase

(8)          Common Stock (Continued)

price of $4,100,000. The shares of Class A Common Stock were priced at $0.88. The Placement Agent, had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave paid the placement agent a fee equal to 4% of the gross proceeds of this offering. Wave realized net proceeds of $3,891,959 after deducting placement agent and other fees associated with the issuance of these securities, which totaled $208,041.

On December 16, 2004, Wave entered into a Securities Purchase Agreement, pursuant to which Wave sold and issued 5,484,790 shares of Class A Common Stock, par value $.01 per share, to certain purchasers who are parties to this purchase agreement for an aggregate purchase price of $5,759,030. The Common Shares were priced at $1.05. The Placement Agent had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave paid the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $5,474,728 after deducting placement agent and other fees associated with the issuance of these securities.

On July 30, 2004, Wave entered into a securities purchase agreement, pursuant to which Wave sold and issued 3,529,412 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,000,000. The shares of Class A Common Stock were priced at $0.85. Wave realized net proceeds of $2,777,897 after deducting placement agent and other fees associated with the issuance of these securities. Wave also granted warrants to purchase up to 4,411,765 shares of Class A Common Stock, in connection with this securities purchase agreement.

The warrants granted in this transaction were made up of two different series, Series A and Series B. The Series A warrants were exercisable for up to 3,529,412 shares of Class A Common Stock at an exercise price of $1.15 per share. The Series A warrants were exercisable from January 30, 2005, until August 1, 2005. The Series B warrants are exercisable for up to 882,353 shares of Class A Common Stock at an exercise price of $1.30 per share. The Series B warrants are exercisable from July 30, 2005, until January 30, 2006. The Series A and Series B warrants issued in this transaction carries a subsequent equity clause that requires Wave to adjust the initial exercise price, pro-rata, for any subsequent equity sales that are made at a price that is lower than the initial exercise price. As a result several sales of common stock subsequent to the July 30, 2004 securities purchase agreement, the exercise prices of the Series A and Series B warrants were adjusted to $1.13 and $1.20, respectively, in accordance with the formula pursuant to the warrant agreements. On August 1, 2005 a Series A Warrant holder exercised a portion of the Series A Warrant for a total of 2,000,000 shares at an exercise price of $1.13 per share, for aggregate gross proceeds of $2,260,000, less placement agent fees of $90,400, for net proceeds of $2,169,600. The remaining Series A warrants for 1,529,412 shares expired on August 1, 2005. All of the Series B Warrants granted in connection with the July 30, 2004 securities purchase  agreement remain outstanding as of December 31, 2005.

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

The Placement Agent entered into a placement agency agreement with Wave in which they have agreed to act as placement agent in connection with the offering. Wave has agreed to pay the Placement Agent a fee equal to 4.0% of the actual gross proceeds from the sale of the shares and exercise of the investment rights and warrants referred to above.

(8)   Common Stock (Continued)

All of the above shares were drawn-down off of a shelf registration statement which was filed by Wave on April 15, 2004 and declared effective by the Securities and Exchange Commission (the “SEC”) on May 10, 2004.

On December 1, 2005 Wave sold 238,666 shares of Class A Common Stock to Wave and Wavexpress employees for $0.68 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $162,293, from the sale of these shares.

On June 1, 2005 Wave sold 253,475 shares of Class A Common Stock to Wave and Wavexpress employees for $0.7565 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $191,754, from the sale of these shares.

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

(8)   Common Stock (Continued)

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

(8)   Common Stock (Continued)

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

Two principal stockholders did not acquire the full amount of shares to which they were entitled. Most of the additional proportionate shares that these stockholders would have been credited with were offered instead to certain officers, employees and stockholders for $.003 per share. To the extent that these rights were offered to the individuals as compensation for services rendered to Wave, compensation expense equal to the difference between the estimated fair value as of the date of issuance and the purchase price of the stock was recorded. The estimated fair value of the Common Stock was determined based on sales to third parties near the date of issuance. Compensation expense associated with the issuance of these shares of $430,250 is included in the accompanying consolidated statement of operations for the period from inception to December 31, 2005.

(9)   Options and Warrants

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

(9)   Options and Warrants (Continued)

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

(9)   Options and Warrants (Continued)

Summary of Option Activity

A summary of option activity for all Wave option plans through December 31, 2005 follows:

	Class A and B shares	Weighted average
	subject to option	exercise price
Balance at January 1, 1991	—	$—
Options granted	30,000	1.67
Balance at December 31, 1991	30,000	1.67
Options granted	816,750	1.18
Balance at December 31, 1992	846,750	1.20
Options granted	949,186	3.10
Balance at December 31, 1993	1,795,936	2.20
Options granted	310,200	3.05
Options canceled	(108,500)	3.38
Balance at December 31, 1994	1,997,636	2.27
Options granted	777,850	2.22
Options canceled	(349,205)	2.11
Options exercised	(681,700)	0.64
Balance at December 31, 1995	1,744,581	2.92
Options granted	1,342,075	2.65
Options canceled	(503,879)	3.20
Options exercised	(214,091)	1.97
Balance at December 31, 1996	2,368,686	2.79
Options granted	707,914	1.02
Options canceled	(676,741)	1.57
Options exercised	(70,326)	1.90
Balance at December 31, 1997	2,329,533	2.38
Options granted	5,756,893	2.47
Options canceled	(707,384)	2.48
Options exercised	(78,653)	1.94
Balance at December 31, 1998	7,300,389	2.40
Options granted	1,925,447	10.15
Options canceled	(450,378)	3.51
Options exercised	(964,000)	1.69
Balance at December 31, 1999	7,811,458	4.33
Options granted	3,444,037	13.58
Options canceled	(905,145)	12.33
Options exercised	(2,030,958)	2.51
Balance at December 31, 2000	8,319,392	7.90
Options granted	2,934,272	3.46
Options canceled	(1,128,327)	8.16
Options exercised	(473,511)	1.42
Balance at December 31, 2001	9,651,826	6.85

(9)   Options and Warrants (Continued)

	Class A and B shares	Weighted average
	subject to option	exercise price
Balance at December 31, 2001	9,651,826	6.85
Options granted	1,607,959	1.94
Options canceled	(1,033,989)	8.44
Options exercised	(42,553)	1.04
Balance at December 31, 2002	10,183,243	5.94
Options granted	2,287,670	1.41
Options canceled	(1,589,495)	8.08
Options exercised	(1,340,739)	2.14
Balance at December 31, 2003	9,540,679	5.03
Options granted	2,344,538	1.22
Options canceled	(515,355)	6.19
Options exercised	(32,809)	1.04
Balance at December 31, 2004	11,337,053	$4.20
Options granted	1,509,625	1.00
Options canceled	(478,068)	3.77
Options exercised	-0-	0.00
Balance at December 31, 2005	12,368,610	$3.82

At December 31, 2005, there were 8,902,971 options exercisable at prices ranging from $0.69 to $37.50 and there were an additional 8,324,915 shares available for grant.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.69 - $1.04	3,457,994	8.5 years	$0.94	1,052,336	$0.93
$1.05 - $1.58	992,979	4.8 years	1.27	866,081	1.28
$1.59 - $2.39	2,899,986	7.1 years	1.79	1,976,903	1.84
$2.40 - $3.60	323,667	3.6 years	3.35	313,667	3.37
$3.61 - $5.42	2,840,881	3.6 years	3.87	2,840,881	3.87
$5.43 - $8.15	106,540	4.0 years	6.76	106,540	6.76
$8.16 - $12.24	870,863	4.0 years	11.77	870,863	11.77
$12.25 - $18.38	624,450	4.3 years	14.80	624,450	14.80
$18.39 - $27.59	219,250	4.6 years	19.61	219,250	19.61
$27.60 - $37.50	32,000	4.1 years	31.64	32,000	31.64
Total	12,368,610	6.0 years	$3.82	8,902,971	$4.86

(9)   Options and Warrants (Continued)

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

Stock option activity during 2005, 2004 and 2003 is as follows:

	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at Beginning of year	1,302,829	$1.21	1,315,062	$1.21	1,402,841	$1.21
Granted	—		24,500	1.20	—	—
Canceled	(610,933)	1.20	(36,733)	1.20	(87,779)	1.20
Balance at end of year	691,896	1.23	1,302,829	1.21	1,315,062	1.21
Exercisable at end of year	682,229	1.23	1,210,029	1.21	927,105	1.22
Additional shares available for grant at end of year	1,780,327		1,169,394		1,157,161

The per share weighted-average fair value of stock options granted during 2004 was $0.72, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

2004
Expected dividend yield	0%
Risk-free interest rate	3%
Expected Volatility	114%
Expected life	3 years

No options were granted under the Wavexpress stock option plan during the years ended December 31, 2005 or December 31, 2003.

The following table summarizes information about Wavexpress’ stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted
		Average
	Number	Remaining Contractual Life	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$1.20	683,699	6.0	$1.20	674,032	$1.20
$3.00 - $4.50	8,197	4.6	$3.37	8,197	$3.37
$1.20 - $4.50	691,896	6.0	$1.23	682,229	$1.23

(9)   Options and Warrants (Continued)

Warrants

On December 5, 2005, Wave granted warrants to purchase up to 1,093,750 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 5,982,906 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,500,000. The warrants are exercisable at an exercise price of $0.80 per share and expire on June 5, 2006. If exercised in full, the warrants granted in connection with this financing will generate up to an additional $875,000, at the exercise price. The shares of Class A Common Stock issuable upon exercise of theses warrants are to be drawn-down off of the shelf registration statement, if the warrants are exercised. All of the warrants granted in connection with the December 5, 2005 securities purchase  agreement remain outstanding as of December 31, 2005.

On July 30, 2004, Wave granted warrants to purchase up to 4,411,765 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 3,529,412 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,000,000. The warrants granted in this transaction were made up of two different series, Series A and Series B. The Series A warrants were exercisable for up to 3,529,412 shares of Class A Common Stock at an exercise price of $1.15 per share. The Series A warrants were exercisable from January 30, 2005, until August 1, 2005. The Series B warrants are exercisable for up to 882,353 shares of Class A Common Stock at an exercise price of $1.30 per share. The Series B warrants are exercisable from July 30, 2005, until January 30, 2006. The shares of Class A Common Stock issuable upon exercise of the Series A warrants and Series B warrants are also to be drawn-down off of the shelf registration statement, if the warrants are exercised. The Series A and Series B warrants issued in this transaction carries a subsequent equity clause that requires Wave to adjust the initial exercise price, pro-rata, for any subsequent equity sales that are made at a price that is lower than the initial exercise price. As a result several sales of common stock subsequent to the July 30, 2004 securities purchase agreement, the exercise prices of the Series A and Series B warrants were adjusted to $1.13 and $1.20, respectively, in accordance with the formula pursuant to the warrant agreements. On August 1, 2005 a Series A Warrant holder exercised a portion of the Series A Warrant for a total of 2,000,000 shares at an exercise price of $1.13 per share, for aggregate gross proceeds of $2,260,000, less placement agent fees of $90,400, for net proceeds of $2,169,600. The remaining warrants for 1,529,412 expired on August 1, 2005. All of the Series B Warrants granted in connection with the July 30, 2004 securities purchase  agreement remain outstanding as of December 31, 2005 and expired unexercised on January 30, 2006.

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

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Class A Common Stock at an exercise price of $2.62 per share in connection with a private placement to a group of accredited investors. The warrants have a three year term.  In addition, in connection with the transaction, Wave granted additional warrants to purchase 161,595 shares of Class A Common Stock as commissions to placement agents in connection with the private placement. The warrants granted to the placement agents are also exercisable at a price of $2.62 per share and have a 3 year life as well. If exercised in full, the warrants granted in connection with this financing will generate up to an additional $2,863,000, at the exercise price. All of the warrants granted in connection with the November 18, 2003 private placement remain outstanding as of December 31, 2005.

(9)   Options and Warrants (Continued)

On April 30,2003, Wave granted the Series H Warrants to purchase shares of Class A Common Stock, with an initial exercise price of $1.13 per share and a five (5) year life. Initially, the Series H Warrants were exercisable for a total of 3,608,556 shares of Class A Common Stock on the trading day following the date of Wave’s 2003 annual meeting of stockholders. During September 2003 the terms of the Series H Purchase Agreement and other documents governing the Series H Stock and the Series H Warrants were modified, as discussed in note 8(a), above. As of December 31, 2003, 2,632,315 shares of Class A Common Stock were issued in connection with the exercise of Series H Warrants for net proceeds of $2,565,167. Series H Warrants to acquire 65,789 shares of Class A Common Stock remain outstanding as of December 31, 2005.

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

(9)   Options and Warrants (Continued)

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

A summary of warrants outstanding at December 31, 2005, follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted
Exercise Price	Number of Shares	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.80 - $1.20	1,254,367	1.1	$0.83	1,254,367	$0.83
$1.21 - $1.80	896,891	0.2	$1.24	896,891	$1.24
$1.81 - $2.70	1,092,904	0.9	$2.62	1,092,904	$2.62
$2.71 - $3.48	65,000	1.5	$3.39	65,000	$3.39
	3,309,162	0.8	$1.58	3,309,162	$1.58

Employee Stock Purchase Plan

In November 2004, the Board of Directors adopted the Wave Systems Corp. 2004 Employee Stock Purchase Plan (the “Purchase Plan”) pursuant to which a total of 3,000,000 shares of Wave’s Common

(9)   Options and Warrants (Continued)

Stock may be sold to eligible employees at a 15% discount from the market value of the shares. Under the terms of the Purchase Plan, employees may elect to have withheld, up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave Common Stock. Offering periods commence on May 1st and December 1st and are for a period of six months. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. Approximately 49% of eligible employees participated in the Purchase Plan during 2005. The Purchase Plan was ratified by a shareholder vote at Wave’s 2005 annual shareholder meeting on May 23, 2005. For the year ended December 31, 2005 employees purchased 492,141 shares of Wave Class A Common Stock at an average share price of $0.72 per share, for an aggregate of $354,047 in proceeds to Wave.

(10)                        Investments

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

As detailed in the table below, Wave’s investments in marketable securities, which were classified as available-for-sale securities, consisted of 259,670 shares of Saflink common stock valued at $721,880, as of December 31, 2004. All marketable securities were sold as of December 31, 2005.

	Shares	Adjusted cost basis	Unrealized gain (loss)	Carrying value	Value per Share
Balance of investment in SSP Common Stock as of December 31, 2003	4,550,583	$2,684,841	$3,640,469	$6,325,310	$1.39
Sales of SSP Common Stock	(2,507,300)	(1,479,308)	—	(1,479,308)	(0.59)
Conversion of shares to Saflink Corp.	(817,313)	—	—	—	—
Sales of Saflink Corp. common stock	(966,300)	(950,195)	—	(950,195)	(0.98)
Other comprehensive income—change in accumulated unrealized gain	—	—	(3,173,927)	(3,173,927)	—
Balance as of December 31, 2004	259,670	$255,338	$466,542	$721,880	$2.78
Sales of Saflink Corp. common stock	(259,670)	(255,338)	(466,542)	(721,880)	(1.30)
Balance as of December 31, 2005	—	$—	$—	$—	$—

(10)                        Investments (Continued)

During the year ended December 31, 2005, Wave sold 259,670 shares of Saflink, in a series of separate sales, at an average selling price of $1.32 per share, realizing an aggregate gain from the sales of $80,971. For the year ended December 31, 2004, Wave sold 2,507,300 shares of SSP in a series of separate sales, at an average selling price of $1.73 per share, and  966,300 shares of Saflink at an average price of $2.50 per share realizing an aggregate gain from the sales of $4,330,248.

Wave recorded unrealized holding gains on marketable equity securities included in other comprehensive income, as follows, for the years ended December 31:

	2005	2004	2003
Unrealized holding gains	$(385,571)	$1,156,321	$3,875,228
Reclassification adjustment for realized gains on securities sold, included in net income	(80,971)	(4,330,248)	(234,759)
Net change in accumulated unrealized gain	$(466,542)	$3,173,927	$3,640,469

(11)                        Joint Ventures

(a)                               Wavexpress

In April 1999, Wave joined with Sarnoff Corporation to form a new joint venture, Wavexpress. Wavexpress develops secure broadband media distribution software products, infrastructure and content services. This technology and these services allow content providers and other enterprises to send digital content to properly equipped PCs. Consumers or enterprise end-users may receive this content directly through a secure network connection, thus enabling a new revenue stream for broadcasters or cable television operators or a new content distribution method for enterprises.  On October 15, 1999, Wave and Sarnoff signed a joint venture agreement that formally established Wavexpress. Under this agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress. Wave received a 53% equity interest; and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter Sprague, former Chairman of Wave; Steven Sprague, Chief Executive Officer of Wave; certain members of the Board of Directors of Wave; and certain Wave employees.

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at rates of 2% to 3% above the prime rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of Common Stock of Wavexpress at varying prices per share. In addition, some of the notes carry attached warrants that allow Wave to purchase additional shares of Wavexpress, generally at the conversion price of the notes. As of December 31, 2005, Wave owned 69% of Wavexpress while Sarnoff owned 26%. Through December 31, 2005, Wave has funded Wavexpress with approximately $38 million in cash, plus approximately $11.1 million in accrued interest. During 2001, some of the notes, totaling approximately $9.5 million matured and were converted into 1,826,570 shares of Wavexpress common stock. These amounts are eliminated in consolidation.

Neither Sarnoff nor any of the other minority shareholders have provided or are obligated to provide funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements. Wavexpress has incurred net operating losses of $2.2 million, $3.4 million and $3.9 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

(12)                        Commitments and Contingencies

Leases

Summarized below is a listing of properties leased by Wave pursuant to non-cancelable operating leases. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

Location	Annual Lease Cost	Lease Expiration Date
Lee, MA	$126,877	Jul. 2007
Princeton, NJ	157,367	Dec. 2009
Cupertino, CA	275,916	Feb. 2008
Orvault, France	67,260	Sep. 2007
New York, NY(1)	377,172	Apr. 2006
Total	$1,004,597

(1)          Wavexpress facility

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2005 are as follows:

2006	$766,430
2007	533,643
2008	218,212
2009	171,623
Thereafter	—
Total minimum lease payments	$1,689,908

Rent expense for the years ended December 31, 2005, 2004, 2003 amounted to approximately $957,000, $940,000 and $978,000, respectively.

There were no capital lease obligations as of December 31, 2005.

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

(12)        Commitments and Contingencies (Continued)

Wave intends to defend the action vigorously. Recently, the Court granted in part and denied in part defendants’ motion to dismiss. The Court dismissed two but let stand seven alleged misrepresentations or omissions. This is not a finding of fault or liability, it is a decision not entirely to dismiss plaintiffs’ pleading. Wave is unable to predict the outcome of this action.

Derivative Actions

A consolidated, purported derivative action was pending in the United States District Court for the District of Massachusetts,  Sachs v. Sprague et al. Civ. No. 04-30032 (D. Mass.) (MAP)  The complaint names all of Wave’s directors during the period July 2003 through February 2004 as defendants and alleges claims for breach of fiduciary duties and other claims based on allegations similar to the purported securities class action. Wave is also named as a nominal defendant, although the actions are derivative in nature and purportedly asserted on behalf of Wave.

On December 22, 2004, Wave moved to dismiss the complaint. The Court held oral arguments on March 25, 2005. On September 26, 2005, the Court entered an Order stating that the defendants’ motion to dismiss has been allowed. On November 22, 2005 the Court issued a memorandum of decision and entered judgment. The case is terminated in the District Court. However, Plaintiffs have filed a Notice of Appeal. The appeal is proceeding.

At this time, Wave is unable to predict the outcome of this action.

(13)                        Income Taxes

The Company did not provide for any income tax expense or (benefit) for the years ending December 31, 2005, 2004 and 2003.

The following table summarizes the significant differences between the United States federal statutory tax rate and the Company’s effective tax rate for financial statement reporting purposes:

	2005	2004	2003
Statutory tax rate	34%	34%	34%
Gain on warrant liability	(1)	(1)	—
Change in valuation allowance	(33)	(33)	(34)
Total	—%	—%	—%

The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating and capital loss carryforwards	$91,503,000	$83,980,000
Accrued expenses	480,000	403,000
Intangibles	534,000	666,000
Reserves	903,000	1,010,000
Depreciation	532,000	681,000
Unrealized losses	—	55,000
Total gross deferred tax assets	93,952,000	86,795,000
Less valuation allowance	(93,952,000)	(86,795,000)
Net deferred tax asset	$—	$—

(13)        Income Taxes (Continued)

The valuation allowance increased by approximately $7.2 million and $7.5 million, during the years ended December 31, 2005 and 2004, respectively.

Management has concluded that it is more likely than not that Wave will not have sufficient taxable income of an appropriate character within the carryback and carryforward periods permitted by current law to allow for the utilization of the deferred tax assets and, therefore, a valuation allowance has been established against the deferred tax assets of $93,952,000 as of December 31, 2005. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2005 will be allocated as follows: $93,137,000 to continuing operations and $815,000 to additional paid-in capital for amounts attributable to exercise of employee stock options.

Wave has net operating loss carryforwards for tax return purposes of approximately $242.7 million, which expire beginning in 2010 through 2025. Wave also has capital loss carryforwards for tax return purposes of approximately $8.6 million, which expire beginning in 2008 through 2010. Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period. Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.

(14)                        Defined Contribution Plan

Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2005, 2004 or 2003.

(15)                        Disclosures about the Fair Value of Financial Instruments

Cash and Cash Equivalents, Marketable Securities, Prepaid Expenses and Other Receivables, Accounts Payable and Accrued Expenses

The carrying amounts of these instruments approximate fair value because of their short maturities. Marketable securities are valued based on the value of the securities as traded on the Nasdaq Stock Exchange.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(16)                        Impairment of Developed Software

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

(17)                        Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for share-based payments, Statement of Financial Accounting Standard No. 123(R)—Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) requires companies to expense the fair value of employee stock options and similar equity compensation, also known as share-based payment (“SBP”) awards.  The statement applies to all outstanding and unvested SBP awards as of a company’s adoption date.  The Securities and Exchange Commission delayed implementation of SFAS 123(R) to fiscal years beginning after June 15, 2005.  Therefore, we implemented SFAS 123(R) effective January 1, 2006 using the modified prospective method, which requires the recognition of expense for SBP awards over their remaining vesting period.  The portion of these SBPs’ fair value attributable to awards that vested prior to the adoption of SFAS 123(R) is never recognized under this method.  We estimate that the impact of the adoption of SFAS 123(R), to Wave for the year ending December 31, 2006, will be an expense of approximately $1.4 million, or $0.01 to $0.02 per share.  However, our assessment of the estimated compensation charges is dependent upon assumptions regarding a number of complex and subjective variables.  These variables include, but are not limited to, the volatility of our stock price, interest rates, the level and type of SBPs that Wave awards and employee stock option exercise behaviors.  As such, our actual share-based compensation expense may differ from this estimated amount.

(18)                        Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services. These products and services constitute Wave’s reportable segments under Statement of Financial Accounting Statement No. 131—Disclosures about Segments of an Enterprise and Related Information. Net losses for reportable segments exclude interest income, unrealized gains on decrease in value of warrant liability, liquidated damages in connection with a private placement of equity securities, recovery of a note receivable with a former officer, gain on sales of marketable securities and other income. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s management.

(18)                        Segment Reporting (Continued)

The following sets forth reportable segment data:

	For the years ended December 31,
	2005	2004	2003
Operating Revenues:
EMBASSY® digital security products and services	$976,807	$164,350	$107,635
Wavexpress broadband media distribution products and services	41,657	44,961	81,728
Total Operating Revenues	1,018,464	209,311	189,363
Net Loss:
EMBASSY® digital security products and services	(15,986,692)	(15,915,487)	(17,224,356)
Wavexpress broadband media distribution products and services	(2,219,354)	(3,436,453)	(3,839,292)
Total Segments Net Loss	(18,206,046)	(19,351,940)	(21,063,648)
Interest Income	70,779	24,931	74,822
Unrealized gain on decrease in value of warrant liability	490,334	498,723	263,097
Liquidated damages in connection with private placement	—	—	(155,716)
Recovery of officer note receivable			999,518
Gain on sale of marketable securities	80,971	4,330,248	234,759
Other Income	1,500	—	52,370
Net Loss	$(17,562,462)	$(14,498,038)	$(19,594,798)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services (1)	746,536	703,137	932,869
Wavexpress broadband media distribution products and services	95,193	151,492	308,166
Total Depreciation Expense	$841,729	$854,629	$1,241,035
Capital Expenditures:
EMBASSY® digital security products and services	152,474	186,756	831,147
Wavexpress broadband media distribution products and services	8,355	117,416	153,999
Total Capital Expenditures	$160,829	$304,172	$985,146
Assets:
EMBASSY® digital security products and services	3,235,946	8,167,614	17,726,026
Wavexpress broadband media distribution products and services	193,819	286,968	434,404
Total Assets	$3,429,765	$8,454,582	$18,160,430

(19)                        Selected Quarterly Financial Data (unaudited)

	Quarter-ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Revenues	$347,598	$335,335	$257,655	$77,876
Gross Profit	151,663	150,419	80,771	(91,242)
Loss from Operations	(4,533,151)	(4,464,460)	(4,526,144)	(4,682,289)
Net loss to common shareholders	(4,495,149)	(4,361,808)	(4,159,925)	(4,545,578)
Net loss to common shareholders per Common Share	$(0.05)	$(0.05)	$(0.05)	$(0.06)

(19)                        Selected Quarterly Financial Data (unaudited) (Continued)

	Quarter-ended
	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004
Revenues	$108,193	$44,375	$6,300	$50,443
Gross Profit	21,756	9,334	3,208	23,309
Loss from Operations	(4,262,591)	(4,602,961)	(5,448,637)	(5,037,751)
Net loss to common shareholders	(2,967,830)	(3,800,517)	(4,320,927)	(3,408,764)
Net loss to common shareholders per Common Share	$(0.04)	$(0.05)	$(0.06)	$(0.05)

(20)                        Subsequent Event

On February 15, 2006, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 8,348,598 shares of Class A Common Stock, par value $.01 per share, to certain purchasers who are parties to the Purchase Agreement (the “Purchasers”) for an aggregate purchase price of $4,466,500. The Common Shares were priced at $0.535 per share. The Purchasers were also granted warrants (the “Warrants”) to purchase up to 1,550,868 shares of Class A common stock at an exercise price of $0.72. The Warrants are exercisable for a period of six months following the date of issuance. Each Warrant is subject to cancellation if the closing bid price of Wave’s common stock exceeds $0.86 for 10 out of 20 consecutive trading days and the Warrant has not been exercised by the close of business on the trading day after the 10th trading day on which the closing bid price exceeds $0.86. The Placement Agent had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave has agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of approximately $4,247,840 after deducting the placement agent fees of $218,660 and additional legal and other fees associated with the issuance of these securities, which Wave estimates will be approximately $40,000. This securities purchase agreement specifies that the shares shall be issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Securities and Exchange Commission (the “SEC”) on January 13, 2006.