Form 10-Q
period 2006-03-31
WAVE SYSTEMS CORP
filed 2006-05-10
CIK 919013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                Accelerated Filer ☒                Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐      No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of April 28, 2006: 101,690,351 shares of Class A Common Stock and 175,725 shares of Class B Common Stock.

PART I -                FINANCIAL INFORMATION

Item 1.                    Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	As of
	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,638,538	$2,006,022
Accounts receivable, net of allowance for doubtful accounts	410,194	334,659
Prepaid expenses	232,997	139,686
Total current assets	2,281,729	2,480,367
Property and equipment, net	657,706	754,153
Other assets	194,111	195,245
Total assets	3,133,546	3,429,765

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable and accrued expenses	3,249,249	3,089,150
Deferred revenue	439,747	503,630
Total current liabilities	3,688,996	3,592,780

Liability for warrants containing cash settlement provisions	—	2,794
Total liabilities	3,688,996	3,595,574

Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 101,690,351 shares issued and outstanding in 2006 and 93,341,754 in 2005	1,016,904	933,418
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 175,725 shares issued and outstanding in 2006 and 2005	1,757	1,757
Capital in excess of par value	288,164,621	283,645,842
Accumulated deficit	(289,738,732)	(284,746,826)
Total Stockholders’ Deficiency	(555,450)	(165,809)
Total Liabilities and Stockholders’ Deficiency	$3,133,546	$3,429,765

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,	March 31,
	2006	2005
Net Revenues:
Licensing	$308,402	$71,019
Services	184,712	6,857
Total Net Revenues	493,114	77,876
Cost of Sales:
Licensing	12,171	4,626
Services	105,645	9,137
Amortization expense	97,261	155,355
Total Cost of Sales	215,077	169,118
Gross profit	278,037	(91,242)

Operating expenses:
Selling, general and administrative	3,190,414	2,996,590
Research and development	2,100,378	1,594,457
	5,290,792	4,591,047
Other income (expense):
Interest income	18,055	21,136
Unrealized gain on decrease in value of warrant liability	2,794	115,575
	20,849	136,711
Net loss	$(4,991,906)	$(4,545,578)
Loss per common share — basic and diluted	$(0.05)	$(0.06)
Weighted average number of common shares outstanding during the period	97,691,777	77,211,625

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,991,906)	$(4,545,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	148,168	207,584
Unrealized gain on decrease in value of warrant liability	(2,794)	(115,575)
Stock-based compensation	352,054	—
Changes in assets and liabilities:
(Decrease) increase in deferred revenue	(63,883)	101,595
Increase in prepaid expenses and other receivables	(168,846)	(67,047)
Decrease in other assets	1,134	3,401
Increase (decrease) in accounts payable and accrued expenses	160,099	(201,615)
Net cash used in operating activities	(4,565,974)	(4,617,235)

Cash flows from investing activities:
Acquisition of property and equipment	(51,721)	(14,048)
Net cash used in investing activities	(51,721)	(14,048)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,250,211	3,891,959
Net cash provided by financing activities	4,250,211	3,891,959

Net decrease in cash and cash equivalents	(367,484)	(739,324)

Cash and cash equivalents at beginning of period	2,006,022	5,805,912

Cash and cash equivalents at end of period	$1,638,538	$5,066,588

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in excess	Accumulated
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Total
Balance at December 31, 2005	93,341,754	$933,418	175,725	$1,757	$283,645,842	$(284,746,826)	$(165,809)

Net Income (Loss) and comprehensive loss	—	—	—	—	—	(4,991,906)	(4,991,906)

Issuance of Class A Common Stock at $0.535 per share, net of issuance costs of $216,289	8,348,597	83,486	—	—	4,166,725	—	4,250,211

Compensation cost for stock options granted to employees	—	—	—	—	352,054	—	352,054

Balance at March 31, 2006	101,690,351	$1,016,904	175,725	$1,757	$288,164,621	$(289,738,732)	$(555,450)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

March 31, 2006 and 2005

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of March 31, 2006 and December 31, 2005, and the results of its operations and cash flows for the quarters ended March 31, 2006 and 2005. Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2005, included in its Form 10-K filed on March 9, 2006. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary; and Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation. All significant intercompany transactions have been eliminated. Prior to January 1, 2006, the financial statements of Wave were presented in the development stage format as prescribed by Statement of Financial Accounting Standards No. 7 — “Accounting and Reporting by Development Stage Enterprises.”

1.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has substantial operating losses since its inception, and as of March 31, 2006, has an accumulated deficit of $289,738,732. We also expect Wave will incur an operating loss for the calendar year of 2006. As of March 31, 2006, we had negative working capital of $1,407,267.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications. However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve months ending March 31, 2007.

Because Wave does not have sufficient cash to fund operations for the twelve months ending March 31, 2007; and given the uncertainties described above with respect to Wave’s revenue outlook for 2006, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve months ending March 31, 2007. These activities include the filing of a second $25,000,000 S-3 shelf registration with the SEC on December 16, 2005 which was declared effective on January 31, 2006; and the sale of 8,348,597 shares of common stock at $0.535 per share for gross proceeds of $4,466,500 in an initial round of financing under this shelf registration on February 15, 2006, for which we received approximately $4,250,000 in net proceeds. We also granted warrants as part of the February 15 financing that allowed the purchasers to acquire an additional 1,550,868 shares of Wave common stock for $0.72 per share. On May 8, 2006 an investor exercised one of these warrants for 486,111 shares, at an exercise price of $0.72 per share. Wave received $336,000 from this warrant exercise after subtracting the 4% placement agent fee. The warrants that remain outstanding expire on August 15, 2006. Pursuant to a financing entered into on May 3, 2006 under the same shelf registration statement,  we also sold 6,037,500 shares of Wave’s Class A common stock at $0.80 per share for gross proceeds of $4,830,000, for which we received approximately $4,548,500 in net proceeds. In connection with that financing, we also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 301,875 shares of Wave Class A common stock for $0.80 per share. The term of the warrant will be 13 months.

On May 8, 2006, an investor also exercised a warrant issued by Wave to that investor in connection with Wave’s December 5, 2005 financing. The warrant was exercised in full for 343,750 shares of Wave Class A Common Stock, at an exercise price of $0.80 per share. Wave received $264,000 from the exercise of this warrant after subtracting the 4% placement agent fee.

It is likely that we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, utilizing this shelf registration, to raise additional capital to continue to fund our operations for the twelve months ending March 31, 2007.  The remaining availability under this shelf registration statement for future financings, after subtracting the proceeds from the February 15, 2006 and May 3, 2006 financings referred to above is $15,353,500 including $1,008,125 reserved for the warrants to purchase 1,366,632 shares of Class A Common Stock, that expire beginning on August 15, 2006 through June 3, 2007.

Also, previously, on April 15, 2004 Wave filed a $25,000,000 registration statement with the SEC, under which Wave has drawn down a total of $22,494,030 in gross proceeds, through various sales of common stock and issuances of Warrants. Accordingly, there remains approximately $2,506,000 in gross proceeds available under the April 15, 2004 shelf registration statement of which $600,000 is reserved for warrants to purchase 750,000 shares with an exercise price of $0.80, that expire June 5, 2006.

The combined remaining availability under the two shelf registration statements, for future financings, totals $17,859,500, of which $1,608,125 is reserved for outstanding warrants. The availability and amount of any such financings are unknown at this time.

Considering our current cash balance, including the additional capital raised on May 3, 2006 and the May 8, 2006 warrant exercises, we project that we have enough liquid assets to continue operating into August 2006. We estimate we will need a minimum of approximately $11,900,000 of additional cash, over and above the funds received from the May 3, 2006 financing and the May 8, 2006 warrant exercises, from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve months ending March 31, 2007.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, we could be forced to cease operations or merge with another company.  No assurance can be provided that any of these initiatives will be successful.  Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through March 31, 2007 and beyond, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

2.          Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the quarters ended March 31, 2006 and 2005, were approximately 17,000 shares and 399,000 shares, respectively. Employee stock options and other stock warrants to purchase a weighted average of approximately 16,353,000 and 17,341,000 shares were outstanding for the quarters ended March 31, 2006 and 2005 respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share. Through March 31, 2006, Wave has funded Wavexpress with approximately $38.5 million in cash, plus approximately $12.2 million in accrued interest. Approximately $9.5 million automatically converted into 1,826,570 additional shares of Wavexpress at an average conversion price of $5.20 per share. These amounts are eliminated in consolidation.

As of March 31, 2006, Wave owned 69% of Wavexpress while Sarnoff owned 25.6%. None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements. Wavexpress’ net losses included in Wave’s consolidated financial statements were $600,139 and $600,355 for the quarters ended March 31, 2006 and March 31, 2005, respectively.

4.     Share-based Compensation

In January 1994, Wave adopted the 1994 Employee Stock Option Plan (the “1994 Plan”). The total number of shares of Class A Common Stock reserved for issuance under the 1994 Plan, as amended is 20,500,000 shares. The 1994 Plan Expires on January 1, 2009. In September 1996, Wave adopted the 1996 Performance Stock Option Plan (the “1996 Plan”). The number of shares of Class A Common Stock subject to the 1996 Plan was 800,000.  Under 1994 and 1996 Plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to Wave. Options granted under the plans generally vest over three years and expire ten years from the date of grant. In January 1994, Wave adopted the Non-Employee Directors Stock Option Plan (the “Directors’ Plan”). The total number of shares of Class A Common Stock reserved for issuance under the Directors’ Plan, as amended is 1,000,000 shares. Under the Directors’ Plan, each director who is not an employee of Wave receives an initial grant of options to purchase 12,000 shares of Class A Common Stock; and an additional annual grant to purchase 10,000 shares on the day immediately following each of the dates on which an incumbent director is reelected. The options granted to non-employee directors vest on the day following the grant and expire ten years from the date of grant. Under all of Wave’s stock option plans, options are granted with exercise prices that approximate fair market value at the date of grant. All of Wave’s stock option plans and amendments thereto have been approved by shareholder vote.

 In November 2004 Wave adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) pursuant to which a total of 3,000,000 shares of Wave’s Common Stock may be sold to eligible employees at a 15% discount from the market value of the shares. The Purchase Plan was approved by a vote of Wave’s shareholders. Under the terms of the Purchase Plan, employees may elect to have withheld, up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave Common Stock. Offering periods commence on May 1st and December 1st and are for a period of six months. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period.

On January 1, 2006, Wave adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes Wave’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123 Wave measured compensation cost for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, Wave’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the quarter ended March 31, 2006 was $352,054.  There was no stock-based compensation expense recognized during the quarter ended March 31, 2005.

Wave uses the Black-Scholes-Merton option pricing model to value stock options. The Black-Scholes-Merton model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the company’s stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options. As Wave does not pay dividends, the dividend rate variable in the Black-Scholes-Merton model is zero. The following values for the indicated variables were used to value options granted during the quarter ended March 31, 2006; and we expect the assumptions used for grants in future quarters of fiscal 2006 to approximate these values.

Quarter ended March 31, 2006
Expected Term (in years)	5 years
Risk-free Rate	4.665%
Expected Volatility	100.5%
Dividend Yield	0.0%

The volatility assumption is based on the historical weekly price data of Wave’s stock over a period equivalent to the weighted average expected term of the options. Management did not identify any factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility.

The risk-free interest rate assumption is based upon the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option granted.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from January 1, 2000 to December 31, 2005. Management believes historical data is representative of future exercise behavior.

As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based primarily on historical experience.

A summary of option activity for all Wave option plans through March 31, 2006 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2005	12,368,610	$3.8241
Granted	1,717,550	0.6351
Canceled	(227,482)	2.6787
Balance as of March 31, 2006	13,858,678	3.4477
Remaining contractual term — options outstanding	6 Years

Exercisable as of March 31, 2006	9,902,001	$4.4612
Remaining contractual term — options exercisable	5 Years

The weighted average grant date fair value of options granted in the quarter ended March 31, 2006 was $0.49 per share.

As of March 31, 2006, unrecognized stock based compensation related to stock options was approximately $1.9 million. This cost is expected to be expensed over the three year period ended March 31, 2009. The total fair value of shares that vested during the quarter ended March 31, 2006 was approximately $1.1 million.

Pro forma Information under SFAS No.123

The following table shows the pro forma effect on net loss and net loss per share if Wave had applied the fair value recognition provisions of SFAS 123.

For the quarter ended March 31, 2005
Net loss to common shareholders — as reported	$(4,545,578)
Fair value compensation cost under SFAS 123	(591,923)
Net loss to common shareholders — pro forma	(5,137,501)
Loss per common share — as reported	(0.06)
Loss per common share — pro forma	$(0.07)

The following values for the indicated variables were used to value options granted during the quarter ended March 31, 2005.

Expected Term (in years)	5 years
Risk-free Rate	4.665%
Expected Volatility	100.5%
Dividend Yield	0.0%

5.    Warrants Containing Cash Settlement Provisions

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

On November 18, 2003, Wave granted warrants to purchase 931,309 shares of Wave common stock at an exercise price of $2.62 per share in connection with a private placement of common stock with a group of accredited investors. The warrants have a three-year term. The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if at any time the warrants are “in the money” and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19. Although the registration statement was declared effective by the Securities Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and there are circumstances that could potentially cause the registration statement to cease to remain effective. Accordingly, Wave recorded a liability in its balance sheet that was valued at $0 as of March 31, 2006 and $2,794 as of December 31, 2005. These values were arrived at utilizing the Black-Scholes-Merton option pricing model with the following assumptions:

	As of March 31, 2006	As of December 31, 2005
Expected life (years)	.65	0.90
Interest rate	4.73%	4.36%
Volatility	57%	62%
Dividend yield	0%	0%

  The decrease in fair value of the liability associated with the warrants of $2,794 was recorded as an unrealized gain in Wave’s statement of operations in the quarter ended March 31, 2006, versus a gain of $115,575 that was recorded for the quarter ended March 31, 2005, in accordance with EITF 00-19.

6.     Contingencies

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

On December 22, 2004, Wave moved to dismiss the complaint. The Court held oral arguments on March 25, 2005. On September 26, 2005, the Court entered an Order stating that the defendants’ motion to dismiss has been allowed. On November 22, 2005 the Court issued a memorandum of decision and entered judgment. The case is terminated in the District Court. However, Plaintiffs filed a Notice of Appeal. On April 25, 2006, the Plaintiffs filed a Stipulation of Voluntary Notice of Dismissal of their appeal, dismissing the appeal with prejudice.

7.     Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services. These products and services constitute Wave’s reportable segments under “Statement of Financial Accounting Standard No. 131 ―Disclosures about Segments of an Enterprise and Related Information.  Net losses for reportable segments exclude interest, and gain on decrease in value of warrant liability. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s management.

The following sets forth reportable segment data:

	Three months ended March 31,
	2006	2005
Operating Revenues:
EMBASSY® digital security products and services	$480,791	$69,477
Wavexpress broadband media distribution products and services	12,323	8,399
Total Operating Revenues	493,114	77,876
Net Loss:
EMBASSY® digital security products and services	(4,412,616)	(4,081,936)
Wavexpress broadband media distribution products and services	(600,139)	(600,355)
Total segments net loss	(5,012,755)	(4,682,289)
Interest income	18,055	21,136
Unrealized gain on decrease in value of warrant liability	2,794	115,575
Net Loss	(4,991,906)	(4,545,578)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	126,248	180,724
Wavexpress Data Broadcasting	21,920	26,860
Total Depreciation and Amortization Expense	148,168	207,584
Capital Expenditures:
EMBASSY® digital security products and services	48,304	11,410
Wavexpress Data Broadcasting	3,417	2,638
Total Capital Expenditures	$51,721	$14,048

	As of
	March 31,	December 31,
	2006	2005
Assets:
EMBASSY® Trusted Client Platform and services	$2,969,910	$3,235,946
Wavexpress Data Broadcasting	163,636	193,819
Total Assets	$3,133,546	$3,429,765

9. Issuance of Common Stock

On February 15, 2006, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 8,348,597 shares of Class A Common Stock, par value $.01 per share for $0.535 per share, to certain purchasers who are parties to the Purchase Agreement (the “Purchasers”) for an aggregate purchase price of $4,466,500. The Purchasers were also granted warrants (the “Warrants”) to purchase up to 1,550,868 shares of Class A common stock at an exercise price of $0.72. The Warrants are exercisable for a period of six months following the date of issuance. Each Warrant is subject to cancellation if the closing bid price of Wave’s common stock exceeds $0.86 for 10 out of 20 consecutive trading days and the Warrant has not been exercised by the close of business on the trading day after the 10th trading day on which the closing bid price exceeds $0.86. The placement agent, JPC Capital Partners, Inc. (formerly Corpfin, Inc.) (the “Placement Agent”) had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $4,250,211 after deducting the placement agent fees of $216,289 and additional legal and other fees associated with the issuance of these securities. The shares were issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Securities and Exchange Commission (the “SEC”) on January 13, 2006.

10. Subsequent Events

On May 3, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 6,037,500 shares of Class A Common Stock, par value $.01 per share (the “Common Shares”), to certain purchasers for an aggregate purchase price of $4,830,000. The Common Shares were priced at $0.80 per share. Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 301,875 shares of Class A common stock at an exercise price of $0.80. The Warrant will be exercisable for a period of thirteen months following the date of issuance. Wave realized net proceeds of approximately $4,548,500 after deducting the placement agent fees of $241,500 and additional legal and other fees associated with the issuance of these securities, which Wave estimates will be approximately $40,000. The Common Shares were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Securities and Exchange Commission (the “SEC”) on January 13, 2006.

On May 8, 2006, Wave received gross proceeds of $625,000 less placement agent fees of $25,000 for net proceeds of $600,000, in connection with the issuance of 829,861shares of Class A Common Stock upon the exercise of two warrants that were granted to an investor as part of Wave’s December 5, 2005 financing and February 15, 2006 financing. The warrant issued to this investor in connection with the December 5, 2005 financing was exercised in full for 343,750 shares of Class A Common Stock at an exercise price of $0.80 per share. The warrant issued to the investor in connection with the February 15, 2006 financing was exercised in full for 486,111 shares of Class A Common Stock at an exercise price of $0.72 per share.

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

The TCG is an industry standards body, comprised of computer and device manufacturers, software vendors and others, whose purpose is to develop, define and promote open industry standard specifications for embedded hardware-enabled computing products, including security technologies across multiple platforms, peripherals and devices. The current TCG specification recommends a hardware-based trusted computing platform, which is a platform that uses an implementation of the TPM specification in a semiconductor device, known as a Trusted Platform Module (“TPM”) that performs  protected activities, including protected storage, platform authentication, protected cryptographic  processes  and attestable state capabilities to provide the first level of trust for the computing platform (a “Trusted Platform”). The TPM is a hardware chip that is separate from the platform’s main CPU(s) that enables secure protection of files and other digital secrets, and performs critical security functions such as generating, storing and protecting “cryptographic keys,” which are secret codes used to decipher  encrypted or coded data. While TPMs provide the anchor for hardware security, known as the “root of trust”, trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services, such as key management and credential authentication.

In 2003, Wave began the market introduction of its first commercial products designed to support the first emerging products that include TPMs in this marketplace. Through 2005, Wave continued to develop enhancements to its existing products and has developed additional products in support of the emerging TCG-specifications. Wave continued to develop these products during the first quarter of 2006.

As the market for TPM-enabled products developed, with computing devices being shipped in volume by leaders in the PC industry, Wave has developed its products to support security hardware, based on the TCG specifications. Wave’s products are unique because they support cross platform interoperability for the currently available TPM chips from Winbond Electronics Corp. (“WEC”), Broadcom, Atmel, Infineon and ST Microsystems, and have been certified and/or approved for usage on TPM-based platforms shipped by Dell, Intel, Gateway, IBM and HP.

Wave is devoting its resources to capitalize on the opportunities presented by this developing market, and to overcome the specific challenges in achieving this goal.

The market trends and opportunities on which management focused its activities on during the quarter ended March 31, 2006 included the following:

•                  A new study by Infonetics forecasts sharp rises in end-point security. The study predicts that in the coming years, endpoint security will require a range of new types of software and hardware to be effective, including endpoint-security appliances and improved network-infrastructure equipment. Accordingly, the study forecasts the overall network access control (NAC) enforcement market will grow to $3.9 billion by 2008, up from just $323 million last year, a 1101 percent increase. More information is available from the IT Compliance Institute.

•                  Adoption of TPMs and Trusted Computing technology is also growing — according to industry analyst, IDC, shipments of TPMs are expected to grow from under 25 million units in 2005 to over 250 million units in 2010.

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

•                  In its Windows Vista Logo Program for Systems, Version 3.0, Draft Revision 0.7, Microsoft has required TPM version 1.2 in its draft operating system hardware requirements specification for logo compliance for “Gold” level business PCs. Wave believes that a significant percentage of the approximately 150 million unit PC market will include TPMs by December 2006, which is Microsoft’s stated launch date for Vista for business PCs.

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

•                  Market awareness — there is a need to educate the marketplace of the advantages of utilizing hardware trusted platforms as a security solution.

•                  Limited availability of capital resources — Wave continues to rely on financing the development of its business by issuing new equity.

As more PC and chip original equipment manufacturers (“OEMs”) have begun introducing their Trusted Platform offerings, Wave’s management has focused on entering into licensing contracts in which the OEM licenses our applications and bundles them with their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with seven separate OEM partners. In addition, we have sought to develop our products so that they operate on all of the Trusted Platforms of the major chip OEMs currently shipping product in the marketplace. Our applications have been approved to work with the Trusted Platforms of Dell, Intel, Gateway, IBM, HP, WEC, Atmel, Broadcom, Infineon, ST Microsystems and others.

   Management is also focused on developing the client and server-side applications and tools that will enable enterprises to manage an IT infrastructure that relies on TCG hardware-enabled security. Wave is devoting a significant portion of its research and development budget to address this opportunity, as this will be a key ingredient for enterprises to successfully implement a Trusted Platform solution. Wave released these tools and applications in 2004, and has signed license agreements in 2005 and 2006 for Wave’s TCG-Enabled Toolkit, EMBASSY Key Management Server and EMBASSY Authentication Server.

With respect to sales and marketing, management is focused on broadening our distribution strategies to include the direct engagement of our channel partners using their resellers and systems integrators and has hired regional representation in Japan. We have also expanded our targeted presence selling directly to OEMs. We have specifically focused our resources towards solution selling in these channels. An example of building a channel partner relationship is the memorandum of understanding that Wave signed with NTT Data Corporation (“NTT”), a Japanese information technology systems integrator, pursuant to which Wave and NTT envision the formation of a distributor and systems integrator relationship to resell Wave’s products and solutions and to provide support services to NTTs customers in an effort to introduce such products and solutions to the Japanese enterprise market.

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

Wavexpress currently has two active contracts that are generating revenue in 2006. It is expected that these contracts will generate revenue that is in line with the revenue that Wavexpress has generated in 2005. Management plans to devote on-going development resources toward enhancing the TVTonic client software and services.

While management is primarily focused on the emerging TCG Trusted Platform opportunities, it remains committed to pursuing business opportunities that involve its proprietary EMBASSY Trust System products and services, primarily in the government sector.

Our Products

Client-side Applications

The EMBASSY Trust Suite

The current version of the EMBASSY Trust Suite is a set of applications and services that are designed to bring functionality and user value to TPM-equipped products. Designed to make the TPM easy for users to set up and use, the EMBASSY Trust Suite includes the EMBASSY Security Center (the “ESC”), Document Manager Vault (“Vault”), Private Information Manager (“PIM”), SmartSignature and Key Transfer Manager (“KTM”).

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

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve. Current planned development costs for this product group are expected to be approximately $2.4 million for the twelve-month period ending March 31, 2007.

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

Current planned development costs for this product group are expected to be approximately $3.1 million for the twelve-month period ending March 31, 2007.

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

Current planned development costs for this product are expected to be approximately $1.2 million for the twelve-month period ending March 31, 2007.

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

Current planned development costs for this product are expected to be approximately $452,000 for the year ending March 31, 2007.

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

We believe Wavexpress’ products deliver value to content providers by bringing a traditional advertising sales model to the emerging market for cached, syndicated, high-quality video content. By leveraging an open standard, RSS, Wavexpress believes it is in a position to work with any content provider — large or small. Wavexpress’ investment in proprietary backend and distribution technology creates opportunities to differentiate and capitalize on this rapidly growing segment of the content industry.

Planned future development expenditures are expected to approximate $1.1 million for the year ending March 31, 2007. As of March 31, 2006, Wave owned 69% of Wavexpress and Sarnoff owned 25.6%.

Our Market

Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a network or platform. Because of these persistent security concerns, there is now a recognized need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks. The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices. The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating root of trust and an authenticatable security environment within the computer itself, will the information stored on the platform be adequately secure. Wave is seeking to become a software, application, and services leader in hardware-based digital security and e-commerce products markets. Because Wave has been a pioneer in developing hardware-based computer security systems, it is distinctively positioned to take advantage of its unique knowledge, significant technology assets and trusted computing intellectual properties.

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

R&D

Wave has realized minimal operating revenues since its inception. At March 31, 2006, Wave had an accumulated deficit of approximately $289.7 million. Wave has made a substantial investment in research and development including $ 2.1 million for the quarter ended March 31, 2006, and expects to continue to make substantial investments in its products and technology. For the years ended December 31, 2005, 2004 and 2003, Wave spent approximately $6.9 million, $6.9 million and $7.4 million, respectively, on research and development activities.

Wave was incorporated in Delaware on August 12, 1988 and was known previously as Indata Corp. Wave changed its name to Cryptologics International, Inc., on December 4, 1989 and to Wave Systems Corp. in January 1993. Wave’s principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238, and its telephone number is (413) 243-1600.

Risk  Factors

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below, and elsewhere in this quarterly report.

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations,. This is due primarily to the early stage nature of the digital security industry in which we operate. As of March 31, 2006, we have an accumulated deficit of approximately $289.7 million and negative working capital of approximately $1,407,000. Given the lack of significant sales of our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in new and rapidly evolving markets encounter.

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

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance including net proceeds of approximately $4,548,500 that we received from the sale of 6,037,500 shares of common stock on May 3, 2006, and net proceeds of $600,000 we received on May 8, 2006 from the exercise of warrants to purchase 829,861 shares of common stock, and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into August 2006. In order to fund our business through August of 2006 and beyond , it will be necessary for us to generate substantial additional revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.

We may be unable to raise the $11,900,000 million of additional cash flow, which is necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, we estimate that our current available capital, including net proceeds of approximately $4,548,500 that we received from the sale of 6,037,500 shares of common stock on May 3, 2006, and net proceeds of $600,000 we received on May 8, 2006 from the exercise of warrants to purchase 829,861 shares of common stock,  is sufficient to fund Wave into August of 2006. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon our current forecasts, that we will need to generate approximately $11,900,000, in addition to the $5,148,500 in proceeds referred to above, from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve months ending March 31, 2007. We expect we will be required to generate a significant portion of this cash through additional financings in the form of sales of securities pursuant to a shelf registration statement filed with the SEC on December 16, 2005, which was declared effective on January 13, 2006. We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted, or the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.    The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives. Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

We may be unable to remain listed on The Nasdaq National Market or The Nasdaq Capital Market.

On October 26, 2005, we received notification from The Nasdaq Stock Market indicating that for the prior 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(b)(4) (the “Rule”). In accordance with Marketplace Rule 4450(e)(2), we were provided 180 calendar days, until April 24, 2006, to regain compliance by having our shares close above $1.00 for a minimum of 10 consecutive trading days. On April 25, 2006, we received written notification from The Nasdaq Stock Market indicating that the Company failed to regain compliance with the $1.00 per share minimum bid requirement for continued inclusion on The Nasdaq National Market under Nasdaq Marketplace Rule 4450(b)(4) (the “Rule”). Under the Nasdaq rules, we have requested an appeal hearing before the Listings Qualifications Panel and expect such hearing to be held within four to six weeks from April 25, 2006. In the event of an unfavorable determination by the Listing Qualifications Panel, we would alternatively apply to have our common stock transferred to The Nasdaq Capital Market, as long as we continue to satisfy the applicable initial listing requirements for such market other than the minimum bid requirement. Wave may also elect to make such application prior to the hearing of the appeal. If such application is approved, we expect to be afforded the remainder of The Nasdaq Capital Market’s 180 calendar day compliance period (i.e. until October 21, 2006) in order to regain compliance with the minimum bid requirement. We may lose the appeal and we may not be able to make an alternative application to be listed on the Nasdaq Capital Market if we do not meet the applicable initial listing requirements at that time and may be de-listed from the Nasdaq National Market. If our appeal is successful with the Nasdaq National Market, or if we make a successful application for listing on the Nasdaq Capital Market, we may not continue to meet the listing requirements of such market thereafter and may be de-listed from such market.

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

An increasing number of market entrants have introduced or are developing products and services that compete with Wave’s. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave’s potential competitors include security solutions providers such as RSA Security, Inc., Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Ultimaco, Safenet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that have developed or are developing trusted computing applications, including Softex, Phoenix, Infineon and Microsoft.

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

Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, accounting for joint ventures and software development. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 1 - Financial Information:

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

Research and Development and Software Development Costs - Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”  (“SFAS No. 86”). SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility is established for the product. Once technological feasibility is established and the product has achieved commercial marketability, all development costs should be capitalized until the product is available for general release to customers. We consider technological feasibility to be established upon completion of a detail program design or in the absence of a detail program design, upon completion of a working model of the software, as defined in SFAS No. 86. Judgment is required in determining when the technological feasibility of a product is established, if the product has achieved commercial marketability and in estimating the life of the product for which the capitalized costs will be amortized.

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

Revenue Recognition - Wave’s business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, EMBASSY Trust Server, Wavexpress’ broadband media distribution and eTMS software products and professional service contracts. Many of our sales arrangements include multiple elements, and in some cases require significant modification or customization of our software.

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

SOFTWARE

Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided Wave has vendor-specific objective evidence of the fair value of each undelivered element for arrangements that contain multiple elements. Revenue is deferred for undelivered elements for these arrangements. Revenue is also deferred for the entire arrangement, if vendor-specific objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element.

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

Share-based Payment - On January 1, 2006, Wave adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes Wave’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123 Wave measured compensation cost for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, Wave’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the quarter ended March 31, 2006 was $352,054.  There was no stock-based compensation expense recognized during the quarter ended March 31, 2005.

Wave uses the Black-Scholes-Merton option pricing model to value stock options. The Black-Scholes-Merton model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the company’s stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options. As Wave does not pay dividends, the dividend rate variable in the Black-Scholes-Merton model is zero. The following values for the indicated variables were used to value options granted during the quarter ended March 31, 2006; and we expect the assumptions used for grants in future quarters of fiscal 2006 to approximate these values.

Quarter ended March 31, 2006
Expected Term (in years)	5 years
Risk-free Rate	4.665%
Expected Volatility	100.5%
Dividend Yield	0.0%

The volatility assumption is based on the historical weekly price data of Wave’s stock over a period equivalent to the weighted average expected term of the options. Management did not identify any factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility.

The risk-free interest rate assumption is based upon the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option granted.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from January 1, 2000 to December 31, 2005. Management believes historical data is representative of future exercise behavior.

As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based primarily on historical experience.

Results of Operations

Three Months Ended March 31, 2006 and 2005

Wave had revenues of $493,114 and $77,876 for the three months ended March 31, 2006 and 2005, respectively.  Services revenue increased by $177,855 due to revenue from government time-and-materials contracts that were signed subsequent to the end of the prior year quarter. Licensing revenues increased by $237,383, primarily due to higher volume of shipments of Wave’s OEM customer products for which Wave receives royalty income.

The table below sets forth the components that make up the revenue for the quarters ended March 31:

	2006	2005	Increase/ (Decrease)	% Change
Licensing	$308,402	$71,019	$237,383	334.3%
Services	184,712	6,857	177,855	2593.8%
Total Net Revenues	$493,114	$77,876	$415,238	533.2%

Cost of sales for the three months ended March 31, 2006, was $ 215,077 compared with $169,118 for the same period in 2005. The increase in costs of sales was due to costs associated with time-and-materials contract revenue during the March 31, 2006 quarter versus the prior year quarter.

Selling, general and administrative (“SG&A) expenses for the three months ended March 31, 2006 were $3,190,414, as compared to $2,996,590 for the comparable period of 2005, an increase of approximately 6%. The increase was due mainly to non-cash, share-based compensation expense totaling approximately $242,000 for Wave that was incurred in the quarter ended March 31, 2006, in accordance with SFAS 123(R). This expense was not incurred in the quarter ended March 31, 2005 because Wave did not adopt SFAS 123(R) until its effective date of January 1, 2006. Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $323,690 and $292,368 for the quarters ended March 31, 2006 and 2005, respectively. This 11% increase was due primarily to share-based non-cash compensation expense totaling approximately $18,000 for Wavexpress that was not incurred in the prior-year quarter because SFAS 123(R) was not adopted until January 1, 2006.

Selling, general and administrative expenses are expected to remain relatively flat over the foreseeable future depending upon the business needs of Wave. The activities supported by these expenditures include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing salable products and markets for our technology.

Research and development expenses for the three months ended March 31, 2006 were $ 2,100,378, as compared to $1,594,457 for the comparable period of 2005, an increase of 32%. This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $330,000 at Wave associated with salary increases and headcount additions to accommodate additional research and development efforts that were undertaken since March 31, 2005. Wave also increased temporary consulting expenses by $136,000 to support these efforts. In addition, non-cash, share-based compensation expense was approximately $93,000 in connection with the adoption of SFAS 123(R) on January 1, 2006. Wavexpress’ research and development expenditures included in the above were approximately $282,738 and $307,438 for the quarters ended March 31, 2006 and 2005, respectively, for a decrease of approximately 8%, due to a decrease in salary and fringe expenses of approximately $40,000 associated with lower headcount and lower average salaries in offset by approximately a $16,000 in consulting expense.

Interest income for the three months ended March 31, 2006 was $ 18,055 as compared to $21,136 for the comparable period of 2005. The decrease in interest income is primarily attributable to lower average balances of Wave’s money market accounts for the quarter ended March 31, 2006 compared with the same period in 2005.

For the quarter ended March 31, 2006, Wave recorded a gain, representing the decrease in the value of the liability for outstanding warrants containing net cash settlement features, of $2,794, versus a gain of $115,575 for the quarter ended March 31, 2005. These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003. The liability, calculated using the Black-Scholes option pricing model, was valued at $2,794 as of December 31, 2005, and $0 as of March 31, 2006. The decrease was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave’s Class A Common Stock from December 31, 2005 to March 31, 2006. Because the price of Wave’s Class A Common Stock declined, the fair value of the warrants declined as well, resulting in the gain.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended March 31, 2006 was $ 4,991,906 as compared to $4,545,578 for the comparable period of 2005.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of March 31, 2006, had an accumulated deficit of $289,738,732.  Total stockholders’ deficiency as of March 31, 2006 was $(555,450). Wave has financed its operations through March 31, 2006 principally through the issuance of Class A and B Common Stock and various series’ preferred stock.

Sources and uses of cash

As of March 31, 2006, Wave had $ 1,638,538 in cash and cash equivalents. As of December 31, 2005, Wave had $2,006,022 in cash and cash equivalents. The decrease in cash and cash equivalents of $367,484, resulted from $4,565,974 used in operating activities, $51,721 used in investing activities for the acquisition of capital assets; offset by $ 4,250,211 generated through financing activities, from the sale of 8,348,597 shares of Class A Common Stock. At March 31, 2006, Wave had negative working capital of $1,407,267.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve months ending March 31, 2007 will be approximately $20,100,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of  $1,638,538 as of March 31, 2006

•                  cash from sales and licensing of products

•                  additional financings including the sale on May 3, 2006 of 6,037,500 shares of common stock for gross proceeds of $4,830,000 for which we received approximately $4,548,500 after subtracting underwriter and other fees

•                  net proceeds of $600,000 from the exercise of warrants to purchase 829,861shares of common stock on May 8, 2006.

Given Wave’s capital requirements for the twelve-month period ending March 31, 2007 as indicated above, Wave’s cash on hand as of March 31, 2006, Wave will be required to raise additional capital to fund its operations.

We plan to obtain additional funding from further sales of newly issued shares of Class A Common Stock including the sale of Class A Common Stock under the remaining availability of two $25,000,000 shelf registration statements; one that we filed on April 15, 2004 that the Securities and Exchange Commission declared effective on May 10, 2004 and one that we filed on December 16, 2005 that the Securities and Exchange Commission declared effective on January 13, 2006. Since their effective dates, we have completed several sales of Class A Common Stock under these registration statements.

The remaining availability under the two shelf registrations is approximately $17,859,500, of which $1,608,125 is reserved for the unexercised warrants which expire during the period between June 5, 2006 through June 3, 2007.

Revenue outlook

During 2003, Wave began licensing its EMBASSY Trust Suite software through bundling arrangements with OEMs with whom it signed contracts during the year. In addition, Wave received revenues from software development and other services. Total cash received from all revenue sources in 2005 was approximately $961,000. As of March 31, 2006, we have received approximately $292,000.

In November of 2005, Wave signed a new OEM distribution agreement with Dell that permits Dell to distribute Wave software on certain Dell TPM-equipped business PCs. Wave will be paid a per unit royalty fee for each Dell product shipment which includes Wave’s software.   In addition, pursuant to this same agreement, it is expected that Dell will offer an upgrade package of Wave’s software that purchasers of certain models of TPM-equipped computers may buy. Wave will be paid a license fee, for each copy of the upgrade package that is purchased. We are working with Dell to market our products in an effort to drive volume of purchases of the upgrade package. However, we have no reliable basis to predict how many upgrade packages will be purchased, and what the resultant revenue to Wave might be from this program. There are no minimum royalty or shipped quantity requirements.

In January of 2006, Wave signed a distribution agreement with Gateway that permits Gateway to distribute Wave software on Gateway TPM-equipped models. Wave will be paid a per unit royalty fee for each Gateway shipment which includes Wave’s software. In addition, pursuant to this same agreement, it is expected that Gateway will offer an upgrade package of Wave’s software that purchasers of certain models of TPM-equipped computers may buy. Wave will be paid a license fee, for each copy of the upgrade package that is purchased. We are working with Gateway to market our products in an effort to drive volume of purchases of the upgrade package. However, we have no reliable basis to predict how many upgrade packages will be purchased, and what the resultant revenue to Wave might be from this program. There are no minimum royalty or shipped quantity requirements.

In March of 2006, Wave signed a distribution agreement with Broadcom Corporation (“Broadcom”) that permits Broadcom to distribute Wave software on Broadcom TPM-equipped hardware devices. Wave will be paid a per unit royalty fee for each Broadcom shipment which includes Wave’s software.  We are working with Broadcom to market our products in an effort to drive volume of shipments of their TPM-equipped products. However, we have no reliable basis to predict how many of Broadcom’s TPM-equipped products will be purchased, and what the resultant revenue to Wave might be from this program. Although we are to receive a prepaid royalty, there are no minimum royalty or shipped quantity requirements.

In April of 2006, Wave signed a software license agreement with Winbond Electronics Corporation (“WEC”) that permits WEC to distribute Wave software on WEC TPM-equipped hardware devices. Wave will be paid a per unit royalty fee for each WEC shipment which includes Wave’s software.  We are working with WEC to market our products in an effort to drive volume of shipments of their TPM-equipped products. However, we have no reliable basis to predict how many of WEC’s TPM-equipped products will be purchased, and what the resultant revenue to Wave might be from this program. Although we are to receive a prepaid royalty, there are no minimum royalty or shipped quantity requirements. This software license agreement is in addition to the technology license agreement that Wave and WEC are a party to and royalties under this new software license agreement are in addition to the previously existing technology license agreement.

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

We believe the license and distribution agreements referred to above will begin to generate royalty revenue beginning in the second quarter of 2006. The aggregate amount of royalty revenue from these arrangements for 2006 and future years may be material. We expect to begin to receive any payments of these additional royalties in the third quarter of 2006.

As stated previously, Wavexpress currently has two active contracts with customers for its broadband media distribution services. Under these contracts, Wavexpress shares subscription and/or advertising revenue generated by the client’s website in addition to bandwidth fees. Given that this is a new type of service, it is difficult to predict the subscription levels and, therefore, the revenue that will be generated from these contracts. In addition, Wavexpress has a number of customer prospects with whom it may close business in 2006; however, it is also difficult to predict the number of contracts that it will enter into during the year.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the year ending March 31, 2007 and given the uncertainties described above with respect to Wave’s revenue outlook, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2006. These activities include the filing of a second $25,000,000 S-3 shelf registration with the SEC on December 16, 2005 which was declared effective on January 13, 2006; the closing of an initial round of financing under this shelf registration on February 16, 2006, for which we received approximately $4,250,000 in net proceeds for the sale of 8,348,597 shares of common stock at $0.535 per share, and the closing of a second round of financing under this shelf registration on May 5, 2006 for which we received approximately $4,548,500 in net proceeds for the sale of 6,037,500 shares of common stock at $0.80 per share. We also received net proceeds of $600,000 after subtracting $25,000 in placement agency fees, for the issuance of 829,861 shares of Class A Common Stock upon the exercise of two warrants that were granted to an investor as part of Wave’s December 5, 2005 financing and February 15, 2006 financing. The warrant issued in connection with the December 5, 2005 financing was exercised for 343,750 shares of Class A Common Stock at an exercise price of $0.80 per share. The warrant issued in connection with the February 15, 2006 financing was exercised for 486,111 shares of Class A Common Stock at an exercise price of $0.72 per share. We will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending March 31, 2007.  The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives. Given the available cash currently on hand and our expenditure forecast for the year ending December 31, 2006, we estimate that we will need to generate at least $11,900,000, over and above the $4,548,500 that we received from the May 3, 2006 sale of common stock and the $600,000 that we received for the exercise of warrants on May 8, 2006, from a combination of revenue growth and additional financing activities, in order to continue as a going concern for the year ending March 31, 2007.

Other uncertainties that may impact the future business outlook

Uncertainty exists with respect to the legal matters that are currently pending including the formal SEC investigation and the class action securities shareholder lawsuits that have been served on Wave. There is uncertainty as to the amount of legal costs that Wave may incur in addressing these matters. In addition, the extent of any impact due to negative publicity or perceived negative publicity is unknown.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing beyond March 31, 2007 to increase market awareness. Therefore, if Wave is not able to begin to generate significant revenues by March 31, 2007 to cover its operating costs, it will need to generate capital from other sources, including raising funds through either issuing additional common stock, preferred stock and/or debt to fund its operations beyond March 31, 2007.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Total
Operating leases commitments	$702,332	$650,099	$128,717	$1,481,148

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

Going concern opinion

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave’s independent auditors, KPMG LLP, have issued a report on Wave’s financial statements as of December 31, 2005, dated March 9, 2006, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern. (See also Note 1 to Wave’s consolidated financial statements.)

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of

March 31, 2006 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

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

Dated: May 10, 2006

WAVE SYSTEMS CORP.
(Registrant)

	By:	/s/ STEVEN K. SPRAGUE
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

	By:	/s/ GERARD T. FEENEY
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer