Form 10-Q
period 2006-06-30
WAVE SYSTEMS CORP
filed 2006-08-09
CIK 919013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2006: 38,622,029 shares of Class A Common Stock and 41,908 shares of Class B Common Stock.

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	As of
	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,891,166	$2,006,022
Accounts receivable, net of allowance for doubtful accounts of $54,578 and $14,087 at June 30, 2006 and December 31, 2005, respectively	881,223	334,659
Prepaid expenses	199,600	139,686
Total current assets	2,971,989	2,480,367
Property and equipment, net	609,078	754,153
Other assets	134,267	195,245
Total assets	3,715,334	3,429,765
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	2,526,377	3,089,150
Deferred revenue	564,163	503,630
Total current liabilities	3,090,540	3,592,780

Liability for warrants containing cash settlement provisions	—	2,794
Total liabilities	3,090,540	3,595,574

Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 36,285,277 shares issued and outstanding in 2006 and 31,113,918 in 2005	362,852	311,139
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 41,908 shares issued and outstanding in 2006 and 58,575 in 2005	419	586
Capital in excess of par value	294,539,363	284,269,292
Accumulated deficit	(294,277,840)	(284,746,826)
Total Stockholders’ Equity (Deficiency)	624,794	(165,809)
Total Liabilities and Stockholders’ Equity (Deficiency)	$3,715,334	$3,429,765

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net Revenues:
Licensing	$682,645	$244,130	$991,047	$315,149
Services	227,800	13,525	412,512	20,382
Total Net Revenues	910,445	257,655	1,403,559	335,531
Cost of sales:
Licensing	87,077	6,943	99,248	11,569
Services	169,659	14,586	275,304	23,723
Amortization expense	99,106	155,355	196,367	310,710
Total Cost of sales	355,842	176,884	570,919	346,002
Gross profit	554,603	80,771	832,640	(10,471)
Operating expenses:
Selling, general, and administrative	3,211,845	2,937,271	6,402,259	5,933,862
Research and development	1,912,122	1,669,644	4,012,500	3,264,102
	5,123,967	4,606,915	10,414,759	9,197,964
Other income (expense):
Interest income	30,256	18,934	48,311	40,070
Unrealized (loss) gain in value of warrant liability	—	347,285	2,794	462,860
	30,256	366,219	51,105	502,930
Net loss	(4,539,108)	(4,159,925)	(9,531,014)	(8,705,505)
Loss per common share	$(0.13)	$(0.15)	$(0.28)	$(0.33)
Weighted average number of common shares outstanding during the period	35,416,469	27,041,998	33,998,077	26,393,208

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(9,531,014)	$(8,705,505)
Depreciation and amortization	323,503	413,636
Non-Cash expenses:
Unrealized gain on decrease in value of warrant liability	(2,794)	(462,860)
Compensation associated with issuance of stock options	760,575	3,647
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	60,533	123,390
Increase in prepaid expenses and accounts receivables	(606,478)	(160,787)
Increase (decrease) in other assets	60,978	7,051
Increase (decrease) in accounts payable and accrued expenses	(562,776)	25,670
Net cash used in operating activities	(9,497,470)	(8,755,758)

Cash flows from investing activities:
Acquisition of property and equipment	(178,428)	(50,811)
Net cash used in investing activities	(178,428)	(50,811)

Cash flows from financing activities:
Net proceeds from issuance of common stock	9,561,042	4,083,713
Net cash provided by financing activities	9,561,042	4,083,713

Net increase (decrease) in cash and cash equivalents	(114,856)	(4,722,856)

Cash and cash equivalents at beginning of period	2,006,022	5,805,912

Cash and cash equivalents at end of period	$1,891,166	$1,083,056

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficiency and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in excess	Accumulated
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Total
Balance at December 31, 2005	31,113,918	$311,139	58,575	$586	$284,269,292	$(284,746,826)	$(165,809)

Net Income (Loss) and comprehensive loss	—	—	—	—	—	(9,531,014)	(9,531,014)

Issuance of Class A Common Stock at $1.605 per share, net of issuance costs of $216,289	2,782,866	27,828	—	—	4,222,383	—	4,250,211

Issuance of Class A Common Stock at $2.40 per share, net of issuance costs of $281,561	2,012,500	20,125	—	—	4,528,314	—	4,548,439

Warrants exercised at $2.16 per share net of issuance costs of $14,000	162,037	1,620	—	—	334,380	—	336,000

Warrants exercised at $2.40 per share net of issuance costs of $11,000	114,583	1,146	—	—	262,853	—	263,999

Shares of Class A Common Stock issued pursuant to the Wave Employee Stock Purchase Plan at $1.9635	82,706	827	—	—	161,566	—	162,393

Exchange of Class B Common Stock for Class A Common Stock	16,667	167	(16,667)	(167)	—	—	—

Compensation cost for stock options granted to employees	—	—	—	—	760,575		760,575

Balance at June 30, 2006	36,285,277	$362,852	41,908	$419	$294,539,363	$(294,277,840)	$624,794

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

June 30, 2006 and 2005

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of June 30, 2006 and December 31, 2005, and the results of its operations and cash flows for the three-month and six-month periods ended June 30, 2006 and 2005.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2005, included in its Form 10-K filed on March 9, 2006.  The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the operating results for the full year or any future periods.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary; and Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation.  All significant intercompany transactions have been eliminated.  Prior to January 1, 2006, the financial statements of Wave were presented in the development stage format as prescribed by Statement of Financial Accounting Standards No. 7 – “Accounting and Reporting by Development Stage Enterprises.”

On July 24, 2006, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-three, causing each three outstanding shares of Class A common stock and Class B common stock to convert automatically into one share of Class A common stock or Class B common stock, respectively.  The par value of Class A common stock and Class B common stock remains $0.01 per share.  The reverse split became effective at the close of business on July 25, 2006.  In lieu of fractional shares, stockholders will receive a cash payment based on an average trading price of the Class A common stock prior to the effectiveness of the reverse split.  Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital.  Except as otherwise noted, all references to common share and per common share amounts (including warrant shares, shares reserved for issuance and applicable exercise prices) for all periods presented have been retroactively restated to reflect this reverse split.

1.               Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has substantial operating losses since its inception, and as of June 30, 2006, has an accumulated deficit of $294,277,840.  We also expect Wave will incur an operating loss for the calendar year 2006.  As of June 30, 2006, we had negative working capital of $118,551.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications.  However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve months ending June 30, 2007.

Because Wave does not have sufficient cash to fund operations for the twelve months ending June 30, 2007; and given the uncertainties described above with respect to Wave’s revenue outlook for 2006, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs.  These activities include the filing of a $25,000,000 S-3 shelf registration with the SEC on December 16, 2005 which was declared effective on January 31, 2006; and the sale of 2,782,866 shares of common stock at $1.605 per share for gross proceeds of $4,466,500 in an initial round of financing under this shelf registration on February 15, 2006, for which we received approximately $4,250,000 in net proceeds.  We also granted warrants as part of the February 15 financing that allowed the purchasers to acquire an additional 516,956 shares of Wave common stock for $2.16 per share.  On May 8, 2006 an investor exercised one of these warrants for 162,037 shares, at an exercise price of $2.16 per share.  Wave received $336,000 from this warrant exercise after subtracting the 4% placement agent fee. The warrants that remain outstanding expire on August 15, 2006.  Pursuant to a financing entered into on May 3, 2006 under the same shelf registration statement,  we also sold 2,012,500 shares of Wave’s Class A common stock at $2.40 per share for gross proceeds of $4,830,000, for which we received approximately $4,548,400 in net proceeds.  In connection with that financing, we also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 100,625 shares of Wave Class A common stock for $2.40 per share.  The warrant expires on June 3, 2007.

On May 8, 2006, an investor also exercised a warrant issued by Wave to that investor in connection with Wave’s December 5, 2005 financing.  The warrant was exercised in full for 114,583 shares of Wave Class A Common Stock, at an exercise price of $2.40 per share.  Wave received $264,000 from the exercise of this warrant after subtracting the 4% placement agent fee.

Also, pursuant to a financing entered into on August 4, 2006 under the same shelf registration statement, we sold 2,336,752 shares of Wave’s Class A common stock at $2.05 per share for gross proceeds of $4,790,342, for which we expect to receive approximately $4,520,800 in net proceeds.  In connection with that financing, we also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 116,837 shares of Wave Class A common stock for $2.05 per share.  The warrant expires on September 3, 2007.

It is likely that we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, utilizing this shelf registration, to raise additional capital to continue to fund our operations for the twelve months ending June 30, 2007.   The remaining availability under this shelf registration statement for future financings, after subtracting the proceeds from the February 15, 2006, May 3, 2006 and August 4, 2006 financings referred to above is $10,563,000 including $1,248,000 reserved for warrants to purchase 572,381 shares of Class A Common Stock, that expire beginning on August 15, 2006 through September 4, 2007.

Also, previously, on April 15, 2004 Wave filed a $25,000,000 registration statement with the SEC, under which Wave has drawn down a total of $22,494,000 in gross proceeds, through various sales of common stock.  There remains approximately $2,506,000 in gross proceeds available under the April 15, 2004 shelf registration statement.

The combined remaining availability under the two shelf registration statements, for future financings, totals $13,069,000, of which $1,248,000 is reserved for outstanding warrants. The availability and amount of any such financings are unknown at this time.

Considering our current cash balance, including the additional capital raised on August 4, 2006, we project that we have enough liquid assets to continue operating into November 2006.  We estimate we will need a minimum of approximately $10.6 million of additional cash, over and above the funds received from the August 4, 2006 financing, from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve months ending June 30, 2007.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, we could be forced to cease operations or merge with another company.   No assurance can be provided that any of these initiatives will be successful.   Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through June 30, 2007 and beyond, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

2.               Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and six-month periods ended June 30, 2006, were approximately 173,000 shares and 89,000 shares, respectively versus 15,000 shares and 74,000 shares for the three-month and six-month periods ended June 30, 2005, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 5,849,140 and  5,628,000 shares were outstanding for the three-month and six month period ended June 30, 2006, respectively versus 5,980,000 and 5,865,000 shares of the three-month and six-month periods ended June 30, 2005, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through June 30, 2006, Wave has funded Wavexpress with approximately $39.2 million in cash, plus approximately $13.3 million in accrued interest.  Such amounts include approximately $9.5 million that automatically converted into 1,826,570 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of June 30, 2006, Wave owned 69% of Wavexpress, while Sarnoff owned 25.6%.  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $593,000 and $546,000 for the three-month periods ended June 30, 2006 and June 30, 2005, respectively, and $1,194,000 versus $1,146,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

4.              Share-based Compensation

In January 1994, Wave adopted the 1994 Employee Stock Option Plan (the “1994 Plan”).  The total number of shares of Class A Common Stock reserved for issuance under the 1994 Plan, as amended is

6,833,333 shares. The 1994 Plan Expires on January 1, 2009.  In September 1996, Wave adopted the 1996 Performance Stock Option Plan (the “1996 Plan”). The number of shares of Class A Common Stock subject to the 1996 Plan was 266,666.   Under 1994 and 1996 Plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to Wave. Options granted under the plans generally vest over three years and expire ten years from the date of grant.  In January 1994, Wave adopted the Non-Employee Directors Stock Option Plan (the “Directors’ Plan”).  The total number of shares of Class A Common Stock reserved for issuance under the Directors’ Plan, as amended is 333,333 shares.  Under the Directors’ Plan, each director who is not an employee of Wave receives an initial grant of options to purchase 4,000 shares of Class A Common Stock; and an additional annual grant to purchase 3,333 shares on the day immediately following each of the dates on which an incumbent director is reelected.  The options granted to non-employee directors vest on the day following the grant and expire ten years from the date of grant.  Under all of Wave’s stock option plans, options are granted with exercise prices that approximate fair market value at the date of grant.  All of Wave’s stock option plans and amendments thereto have been approved by shareholder vote.

 In November 2004 Wave adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) pursuant to which a total of 1,000,000 shares of Wave’s Common Stock may be sold to eligible employees at a 15% discount from the market value of the shares.  The Purchase Plan was approved by a vote of Wave’s shareholders.  Under the terms of the Purchase Plan, employees may elect to have withheld, up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave Common Stock.  Offering periods commence on May 1st and December 1st and are for a period of six months.  The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period.

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

Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  In accordance with the modified prospective transition method, Wave’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three-month and six-month periods ended June 30, 2006 was $407,838 and $760,575 respectively.   There was no stock-based compensation expense recognized during the three-month and six-month periods ended June 30, 2005.  The following table summarizes share based compensation in accordance with SFAS 123(R) for the three-month and six-month periods ended June 30, 2006:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Cost of Sales	$13,302	$17,142
Selling, General & Administrative	276,309	533,331
Research & Development	118,227	210,102
Total	$407,838	$760,575

Wave uses the Black-Scholes-Merton option pricing model to value stock options. The Black-Scholes-Merton model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the company’s stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options. As Wave does not pay dividends, the dividend rate variable in the Black-Scholes-Merton model is zero. The following values for the indicated variables were used to value options granted during the three-month and six-month periods ended June 30, 2006; and we expect the assumptions used for grants in future quarters of fiscal 2006 to approximate these values.

Quarter ended June 30, 2006
Expected Term (in years)	5 Years
Risk-free Rate	4.765% - 5.105%
Expected Volatility	99.3%
Dividend Yield	0.0%

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

As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures.  The estimated forfeiture rate used in the calculation of share-based compensation expense was approximately 20.95% for the three-month and six-month periods ended June 30, 2006.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

A summary of option activity for all Wave option plans through June 30, 2006 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2005	4,122,870	$11.4723
Granted	932,533	1.8891
Canceled	(270,729)	19.8759
Balance as of June 30, 2006	4,784,674	9.129
Remaining contractual term – options outstanding	6.3 Years

Exercisable as of June 30, 2006	3,119,821	$12.6429
Remaining contractual term – options exercisable	4.8 Years

The weighted average grant date fair value of options granted in the three-month and six-month periods ended June 30, 2006 was $1.41 and $1.44 per share, respectively.

As of June 30, 2006, unrecognized stock based compensation related to stock options was approximately $1.6 million.  This cost is expected to be expensed over the three year period ended June 30, 2009.  The total fair value of shares that vested during the three-month and six-month periods ended June 30, 2006 was approximately $14,000 and $1,103,000 respectively.

Pro forma Information under SFAS No.123

The following table shows the pro forma effect on net loss and net loss per share if Wave had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	For the quarter ended June 30, 2005	For the six months Ended June 30, 2005
Net loss to common shareholders – as reported	$(4,159,925)	$(8,705,505)
Fair value compensation cost under SFAS 123	(474,420)	(1,066,341)
Net loss to common shareholders – pro forma	(4,634,345)	(9,771,846)
Loss per common share – as reported	(0.15)	(0.33)
Loss per common share – pro forma	$(0.17)	$(0.37)

The following values for the indicated variables were used to value options granted during the quarter ended June 30, 2005.

Expected Term (in years)	5 Years
Risk-free Rate	3.57%
Expected Volatility	108.8%
Dividend Yield	0.0%

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

On November 18, 2003, Wave granted warrants to purchase 310,436 shares of Wave common stock at an exercise price of $7.86 per share in connection with a private placement of common stock with a group of accredited investors.  The warrants have a three-year term.  The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if at any time the warrants are “in the money” and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19.  Although the registration statement was declared effective by the Securities Exchange Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and because there are circumstances that could potentially cause the registration statement to cease to remain effective.  Accordingly, Wave recorded a liability in its balance sheet that was valued at $0 as of June 30, 2006 and $2,794 as of December 31, 2005.  These values were determined utilizing the Black-Scholes option pricing model with the following assumptions:

	As of June 30, 2006	As of December 31, 2005
Expected life (years)	0.40	0.90
Interest rate	5.15%	4.36%
Volatility	61%	62%
Dividend yield	0%	0%

The decrease in fair value of the liability associated with the warrants of $2,794 was recorded as an unrealized gain in Wave’s statement of operations in the six-month period ended June 30, 2006, versus a gain of $462,860 that was recorded for the six-month period ended June 30, 2005, in accordance with EITF 00-19.

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

In January 2006, the Court granted in part and denied in part defendants’ motion to dismiss.  The Court dismissed two but let stand seven alleged misrepresentations or omissions.  This is not a finding of fault or liability, it is a decision not entirely to dismiss plaintiffs’ pleading.

Without admitting liability, the defendants recently reached a mediated settlement in principle of all claims asserted by the plaintiffs.  The settlement must be approved by the Court before it is final.  Wave’s insurer has agreed to pay the plaintiffs a total of $1,750,000 in exchange for the dismissal with prejudice and release of the claims against all defendants.  The settlement in principle is also subject to drafting and execution of formal settlement agreements.

Derivative Demand Letter

Previously, a purported shareholder derivative action was filed in the United States District Court for the District of Massachusetts.  The case was dismissed by the District Court, and on April 25, 2006, an appeal filed by the plaintiff was voluntarily dismissed, with prejudice.

On May 17, 2006, one of the named plaintiffs in the dismissed derivative action sent a shareholder demand letter to our board of directors.  The shareholder demands that we initiate litigation against the same defendants named in, and asserting the same claims as made in, the dismissed derivative litigation.  The board has taken the matter under advisement.  An adverse resolution of the shareholder derivative demand letter may have a negative effect on our financial condition and operating results.

7.                 Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services.  These products and services constitute Wave’s reportable segments under “Statement of Financial Accounting Standard No. 131 ― Disclosures about Segments of an Enterprise and Related Information.   Net losses for reportable segments exclude interest, and gain on decrease in value of warrant liability.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s management.

The following sets forth reportable segment data:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Operating Revenues:
EMBASSY® digital security products and services	$902,774	$248,795	$1,383,565	$318,272
Wavexpress broadband media distribution products and services	7,671	8,860	19,994	17,259
Total Operating Revenues	910,445	257,655	1,403,559	335,531
Net Loss:
EMBASSY® digital security products and services	(3,975,186)	(3,980,477)	(8,387,802)	(8,062,413)
Wavexpress broadband media distribution	(594,177)	(545,667)	(1,194,316)	(1,146,022)
Total Segments Net Loss	(4,569,363)	(4,526,144)	(9,582,118)	(9,208,435)
Interest income	30,256	18,934	48,310	40,070
Unrealized gain (loss) on change in value of warrant liability	—	347,285	2,794	462,860
Net Loss	(4,539,108)	(4,159,925)	(9,531,014)	(8,705,505)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	130,815	182,579	257,063	363,303
Wavexpress broadband media distribution	44,520	23,473	66,440	50,333
Total Depreciation and Amortization Expense	175,335	206,052	323,503	413,636
Capital Expenditures:
EMBASSY® digital security products and services	94,762	36,762	143,066	48,173
Wavexpress broadband media distribution	31,945	—	35,362	2,638
Total Capital Expenditures	$126,707	$36,762	$178,428	$50,811

	June 30,	December 31,
	2006	2005
Assets:
EMBASSY® Trusted Client Platform and services	$3,620,571	$3,235,946
Wavexpress Data Broadcasting	94,763	193,819
Total Assets	$3,715,334	$3,429,765

8.  Issuance of Common Stock

On May 8, 2006, Wave received gross proceeds of $625,000 less placement agent fees of $25,000 for net proceeds of $600,000, in connection with the issuance of 276,620 shares of Class A Common Stock upon the exercise of two warrants that were granted to an investor as part of Wave’s December 5, 2005 financing and February 15, 2006 financing.  The warrant issued to this investor in connection with the December 5, 2005 financing was exercised in full for 114,583 shares of Class A Common Stock at an exercise price of $2.40 per share.  The warrant issued to the investor in connection with the February 15, 2006 financing was exercised in full for 162,037 shares of Class A Common Stock at an exercise price of $2.16 per share.

On May 3, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,012,500 shares of Class A Common Stock to certain purchasers for an aggregate purchase price of $4,830,000.  The shares were priced at $2.40 per share.  Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering.  Wave also agreed to issue a warrant to SRA to purchase up to 100,625 shares of Class A common stock at an exercise price of $2.40.  The Warrant will be exercisable for a period of thirteen months following the date of the transaction.  Wave realized net proceeds of approximately $4,548,400 after deducting the placement agent fees of $241,500 and additional legal and other fees associated with the issuance of these securities, which Wave estimates will be approximately $40,000.  The shares were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Securities and Exchange Commission (the “SEC”) on January 13, 2006.

On February 15, 2006, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 2,782,866 shares of Class A Common Stock for $1.605 per share, to certain purchasers for an aggregate purchase price of $4,466,500.  The purchasers were also granted warrants (the “Warrants”) to purchase up to 516,956 shares of Class A common stock at an exercise price of $2.16.  The Warrants are exercisable for a period of six months following the date of issuance.  Each Warrant is subject to cancellation if the closing bid price of Wave’s common stock exceeds $2.58 for 10 out of 20 consecutive trading days and the Warrant has not been exercised by the close of business on the trading day after the 10th trading day on which the closing bid price exceeds $2.58.  The placement agent, JPC Capital Partners, Inc. (formerly Corpfin, Inc.) (the “Placement Agent”) had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering.  Wave realized net proceeds of $4,250,211 after deducting the placement agent fees of $216,289 and additional legal and other fees associated with the issuance of these securities.  The shares were issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Securities and Exchange Commission (the “SEC”) on January 13, 2006.

9.  Subsequent Events

On August 4, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,336,752 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $4,790,342.  These shares were priced at $2.05 per share.  SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering.  Wave also agreed to issue a warrant to SRA to purchase up to 116,837 shares of Class A common stock at an exercise price of $2.05.  The Warrant expires on September 3, 2007.  Wave expects to realized net proceeds of approximately $4,520,800 after deducting the placement agent fees of $239,500 and additional legal and other fees associated with the issuance of these securities, which Wave estimates will be approximately $30,000.  The shares sold on August 4, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Securities and Exchange Commission (the “SEC”) on January 13, 2006.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 24, 2006, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-three, causing each three outstanding shares of Class A common stock and Class B common stock to convert automatically into one share of Class A common stock or Class B common stock, respectively.  The par value of Class A common stock and Class B common stock remains $0.01 per share.  The reverse split became effective at the close of business on July 25, 2006.  In lieu of fractional shares, stockholders will receive a cash payment based on an average trading price of the Class A common stock prior to the effectiveness of the reverse split.   Except as otherwise noted, all references to common share and per common share amounts (including warrant shares, option shares, shares reserved for issuance and applicable exercise prices) for all periods presented herein have been retroactively restated to reflect this reverse split.

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

In 2003, Wave began the market introduction of its first commercial products designed to support the first emerging products that include TPMs in this marketplace.  Through 2005, Wave continued to develop enhancements to its existing products and has developed additional products in support of the emerging TCG-specifications. Wave continued to develop these products during the first six months of 2006.

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

The market trends and opportunities on which management focused its activities on during the quarter ended June 30, 2006 included the following:

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

•                  Adoption of TPMs and Trusted Computing technology is also growing – according to industry analyst, IDC, shipments of TPMs are expected to grow from under 25 million units in 2005 to over 250 million units in 2010.

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

•                  Market awareness – there is a need to educate the marketplace of the advantages of utilizing hardware trusted platforms as a security solution.

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

With respect to sales and marketing, management is focused on broadening our distribution strategies to include the direct engagement of our channel partners using their resellers and systems integrators and has hired regional representation in Japan. We have also expanded our targeted presence selling directly to OEMs.  We have specifically focused many of our resources towards solution selling in these channels.  As an example of our channel partner relationship strategy,  in July 2006 Wave signed  a reseller agreement with NTT Data Corporation (“NTT”), a Japanese information technology systems integrator, pursuant to which NTT is authorized to resell Wave’s products and solutions and to provide support services to NTTs customers in an effort to introduce those products and solutions to the Japanese enterprise market.

Management is also focused on opportunities for its eTMS product suite to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions.  Although we have met significant implementation challenges and long sales cycles with this effort, we have also entered into contracts with a la mode, inc. in the real estate industry in 2004 and with Efficient Forms, LLC in the financial services sector in 2005 and 2006.  We continue to pursue additional opportunities for the eTMS product line.

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

Wavexpress currently has one contract that is generating revenue in 2006.  Management plans to devote on-going development resources toward enhancing the TVTonic client software and services.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $2.5 million for the twelve-month period ending June 30, 2007.

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

Current planned development costs for this product group are expected to be approximately $3.4 million for the twelve-month period ending June 30, 2007.

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

Current planned development costs for this product are expected to be approximately $1.3 million for the twelve-month period ending June 30, 2007.

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

Wave’s eTMS, in addition to being part of the EMBASSY Trust Suite applications and supporting TPMs, is also being independently marketed in the insurance, mortgage, finance, government and other markets which are seeking digital and electronic signature solutions that are compliant with the Electronic Signatures in Global and National Commerce Act (“ESIGN”).  In 2005, eTMS’ SmartSignature Server product was licensed to a la mode, Inc., a leading provider of desktop, mobile, and Web tools for the real estate and mortgage industries, to provide digital signature solutions for their XSites product line.  Wave also signed licensing agreements in 2005 and in the 2nd quarter of 2006 with Efficient Forms, LLC, a leading provider of interview-based electronic forms creation, to offer a comprehensive managed-service solution for electronic forms and electronic signatures.  In Q4 of 2005, the Wave/Efficient Forms managed service was launched, and deployed at FISERV ISS to automate internal and consumer business processes.  Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

Current planned development costs for this product are expected to be approximately $451,000 for the year ending June 30, 2007.

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

We believe Wavexpress’ products deliver value to content providers by bringing a traditional advertising sales model to the emerging market for cached, syndicated, high-quality video content.  By leveraging an open standard, RSS, Wavexpress believes it is in a position to work with any content provider – large or small.  Wavexpress’ investment in proprietary backend and distribution technology creates opportunities to differentiate and capitalize on this rapidly growing segment of the content industry.

Planned future development expenditures are expected to approximate $1.3 million for the year ending June 30, 2007.  As of June 30, 2006, Wave owned 69% of Wavexpress and Sarnoff owned 25.6%.

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

R&D

Wave has realized minimal operating revenues since its inception.  At June 30, 2006, Wave had an accumulated deficit of approximately $294.3 million.  Wave has made a substantial investment in research and development including approximately $4 million for the six-month period ended June 30, 2006, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2005, 2004 and 2003, Wave spent approximately $6.9 million, $6.9 million and $7.4 million, respectively, on research and development activities.

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

Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  In accordance with the modified prospective transition method, Wave’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the quarter and six-month period ended June 30, 2006 was $407,838 and $760,575, respectively.  There was no stock-based compensation expense recognized during the quarter and six month period ended June 30, 2006.

Wave uses the Black-Scholes-Merton option pricing model to value stock options. The Black-Scholes-Merton model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the company’s stock price, the weighted average risk-free interest rate, and the weighted average expected term of the options. As Wave does not pay dividends, the dividend rate variable in the Black-Scholes-Merton model is zero. The following values for the indicated variables were used to value options granted during the quarter ended June 30, 2006; and we expect the assumptions used for grants in future quarters of fiscal 2006 to approximate these values.

Quarter ended June 30, 2006
Expected Term (in years)	5 Years
Risk-free Rate	4.765% - 5.105%
Expected Volatility	99.3%
Dividend Yield	0.0%

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

Results of Operations

Three Months Ended June 30, 2006 and 2005

Wave had revenues of $910,445 and $257,655 for the three months ended June 30, 2006 and 2005, respectively.   Licensing revenues increased by $438,515, primarily due to higher volume of shipments of Wave’s OEM customer products for which Wave receives royalty income.  Services revenue increased by $214,275 due to revenue from government time-and-materials contracts that were entered into during the first quarter of 2006.

The table below sets forth the components that make up the revenue for the quarters ended June 30:

	2006	2005	Increase/ (Decrease)	% Change
Licensing	$682,645	$244,130	$438,515	180%
Services	227,800	13,525	214,275	1584%
Total Net Revenues	$910,445	$257,655	$652,790	253%

Cost of sales for the three months ended June 30, 2006, was $355,842 compared with $176,884 for the same period in 2005.  The increase in costs of sales was due to costs associated with time-and-materials contract revenue during the June 30, 2006 quarter versus the prior year quarter and higher support costs in connection with the increased license revenue in the quarter ended June 30, 2006 versus 2005.

Selling, general and administrative (“SG&A) expenses for the three months ended June 30, 2006 were $3,211,845 as compared to $2,937,271 for the comparable period of 2005, an increase of approximately 9%.  The increase was due mainly to non-cash, share-based compensation expense totaling approximately $248,000 for Wave and approximately $28,000 for Wavexpress that was incurred in the quarter ended June 30, 2006, in accordance with SFAS 123(R). This expense was not incurred in the quarter ended June 30, 2005 because Wave did not adopt SFAS 123(R) until its effective date of January 1, 2006.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $278,175 and $258,151 for the quarters ended June 30, 2006 and 2005, respectively.  This 8% increase was due primarily to share-based non-cash compensation referred to above.

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

Research and development expenses for the three months ended June 30, 2006 were $1,912,122 as compared to $1,669,644 for the comparable period of 2005, an increase of 15%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $164,000 at Wave associated with salary increases and headcount additions to accommodate additional research and development efforts which exceed those in the three months ended  June 30, 2005.  The increase was due also to non-cash, share-based compensation expense totaling approximately $102,000 for Wave and approximately $16,000 for Wavexpress that was incurred in the quarter ended June 30, 2006, in accordance with SFAS 123(R).   Wavexpress’ research and development expenditures included in the above were approximately $313,211 and $286,691 for the quarters ended June 30, 2006 and 2005, respectively, for an increase of approximately 9%, due primarily to the reasons set forth above.

Interest income for the three months ended June 30, 2006 was $30,255 as compared to $18,934 for the comparable period of 2005.  The increase in interest income is primarily attributable to a higher rate of interest earned on Wave’s money market accounts for the quarter ended June 30, 2006 compared with the same period in 2005.

For the quarter ended June 30, 2006, Wave recorded no gain or loss, in connection with the value of the outstanding warrants containing net cash settlement features, versus a gain of $347,285 for the quarter ended June 30, 2005.  These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at $0 as of June 30, 2006.  The gain for the quarter ended June 30, 2005 was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave’s Class A Common Stock from March 31, 2005 to June 30, 2005.  Because the price of Wave’s Class A Common Stock decreased, the fair value of the warrants decreased as well, resulting in the gain.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended June 30, 2006 was $4,539,108 as compared to $4,159,925 for the comparable period of 2005.

Six Months Ended June 30, 2006 and 2005

Wave had revenues of $1,403,559 and $335,531 for the six-month period ended June 30, 2006 and 2005, respectively.   Licensing revenues increased by $675,898, primarily due to higher volume of shipments of Wave’s OEM customer products for which Wave receives royalty income.  Services revenue increased by $392,130 due to revenue from government time-and-materials contracts that were signed subsequent to the end of the prior year during the first quarter of 2006.

The table below sets forth the components that make up the revenue for the six-month period ended June 30, 2006 and 2005:

	2006	2005	Increase/ (Decrease)	% Change
Licensing	$991,047	$315,149	$675,898	214%
Services	412,512	20,382	392,130	1924%
Total Net Revenues	$1,403,559	$335,531	$1,068,028	318%

Cost of sales for the six-month period ended June 30, 2006, was $570,919 compared with $346,002 for the same period in 2005.  The increase in costs of sales was due to costs associated with time-and-materials contract revenue during the June 30, 2006 quarter versus the prior year quarter.

SG&A expenses for the six months ended June 30, 2006 were $6,402,259, as compared to $5,933,862 for the comparable period of 2005, an increase of approximately 8%.  The increase was due mainly to non-cash, share-based compensation expense totaling approximately $487,000 for Wave and $46,000 for Wavexpress that was incurred in the six-month period ended June 30, 2006, in accordance with SFAS 123(R). This expense was not incurred in the six-month period ended June 30, 2005 because Wave did not adopt SFAS 123(R) until its effective date of January 1, 2006.  This increase was offset by a decrease in salary and fringe expense of approximately $51,000 resulting from a headcount reduction in SG&A, and reduction in travel and entertainment expenses of approximately $32,000.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $601,865 and $550,539 for the six-month periods ended June 30, 2006 and 2005, respectively.  This 9% increase was due primarily to the share-based non-cash compensation expense referred to above.

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

Research and development expenses for the six months ended June 30, 2006 were $4,012,500, as compared to $3,264,102 for the comparable period of 2005, an increase of 23%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $508,000 at Wave associated with salary increases and headcount additions to accommodate additional research and development efforts that were undertaken since June 30, 2005.  Wave also increased temporary consulting expenses by approximately $117,000 to support these efforts.  In addition, non-cash, share-based compensation expense was approximately $184,000 at Wave and $26,000 at Wavexpress in connection with the adoption of SFAS 123(R) on January 1, 2006.  Wavexpress’ research and development expenditures included in the above were approximately $595,949 and $594,129 for the six-month periods ended June 30, 2006 and 2005, respectively, for an increase of less than 1%. The increase in Wavexpress R&D expense due to the share-based compensation above was offset by an net decrease in personnel expenses of approximately $25,000 associated with lower headcount and lower average salaries versus the prior year quarter.

Interest income for the six months ended June 30, 2006 was $48,310 as compared to $40,070 for the comparable period of 2005.  The increase in interest income is primarily attributable to an increase in interest rates earned on Wave’s money market accounts for the six-month period ended June 30, 2006 compared with the same period in 2005.

For the six months ended June 30, 2006, Wave recorded a gain, in connection with the value of the outstanding warrants containing net cash settlement features of $2,794, versus a gain of $462,860 for the six-month period ended June 30, 2005.  These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at $2,794 as of December 31, 2005, and $0 as of June 30, 2006.  The gain was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave’s Class A Common Stock from December 31, 2005 to June 30, 2006.  Because the price of Wave’s Class A Common Stock declined, the fair value of the warrant liability decreased, as well resulting in the gain.

Due to the reasons set forth above, our net loss to common stockholders for the six months ended June 30, 2006 was $9,531,014 as compared to $8,705,505 for the comparable period of 2005.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of June 30, 2006, had an accumulated deficit of $294,277,840.   Total stockholders’ equity as of June 30, 2006

was $624,794.  Wave has financed its operations through June 30, 2006 principally through the issuance of Class A and B Common Stock and various series’ of preferred stock.

Sources and uses of cash

As of June 30, 2006, Wave had $1,891,166 in cash and cash equivalents.  As of December 31, 2005, Wave had $2,006,022 in cash and cash equivalents.  The decrease in cash and cash equivalents of $114,856, resulted from $9,497,470 used in operating activities, $178,428 used in investing activities for the acquisition of capital assets; offset by $9,561,042 generated through financing activities, from the sale of 5,154,692 shares of Class A Common Stock, including 82,706 shares sold pursuant to Wave’s Employee Stock Purchase Plan.  At June 30, 2006, Wave had negative working capital of $118,551.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve months ending June 30, 2007 will be approximately $20,700,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of  $1,891,166 as of June 30, 2006

•                  cash from sales and licensing of products

•                  additional financings including the sale on August 4, 2006 of 2,336,752 shares of common stock for gross proceeds of $4,790,342 for which we expect to receive $4,520,800 after subtracting placement agent and other fees

Given Wave’s capital requirements for the twelve-month period ending June 30, 2007 as indicated above, and Wave’s cash on hand as of June 30, 2006, Wave will be required to raise additional capital to fund its operations.

We plan to obtain additional funding from further sales of newly issued shares of Class A Common Stock including the sale of Class A Common Stock under the remaining availability of two $25,000,000 shelf registration statements; one that we filed on April 15, 2004 that the SEC declared effective on May 10, 2004 and one that we filed on December 16, 2005 that the SEC declared effective on January 13, 2006.  Since their effective dates, we have completed several sales of Class A Common Stock under these registration statements.

The remaining availability under the two shelf registrations is approximately $13,069,000, of which $1,248,000 is reserved for the unexercised warrants which expire during the period between August 15, 2006 through September 4, 2007.  We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

During 2003, Wave began licensing its EMBASSY Trust Suite software through bundling arrangements with OEMs with whom it signed contracts during the year.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources in 2005 was approximately $961,000. As of June 30, 2006, we have received approximately $787,000.

In November of 2005, Wave signed a new OEM distribution agreement with Dell that permits Dell to distribute Wave software on certain Dell TPM-equipped business PCs.  Wave is being paid a per unit royalty fee for each Dell product shipment which includes Wave’s software.    In addition, pursuant to this same agreement, Dell is offering an upgrade package of Wave’s software that purchasers of certain models of TPM-equipped computers may buy. Wave will be paid a license fee, for each copy of the upgrade package that is purchased.  We are working with Dell to market our products in an effort to drive volume of purchases of the upgrade package.  However, we have no reliable basis to predict how many upgrade packages will be purchased, and what the resultant revenue to Wave might be from this program.  There are no minimum royalty or shipped quantity requirements.

In January of 2006, Wave signed a distribution agreement with Gateway that permits Gateway to distribute Wave software on Gateway TPM-equipped models.  Wave is being paid a per unit royalty fee for each Gateway shipment which includes Wave’s software.  In addition, pursuant to this same agreement, it Gateway is offering an upgrade package of Wave’s software that purchasers of certain models of TPM-equipped computers may buy. Wave will be paid a license fee, for each copy of the upgrade package that is purchased.  We are working with Gateway to market our products in an effort to drive volume of purchases of the upgrade package.  However, we have no reliable basis to predict how many upgrade packages will be purchased, and what the resultant revenue to Wave might be from this program.  There are no minimum royalty or shipped quantity requirements.

 In March of 2006, Wave signed a distribution agreement with Broadcom Corporation (“Broadcom”) that permits Broadcom to distribute Wave software on Broadcom TPM-equipped hardware devices.  Wave is being paid a per unit royalty fee for each Broadcom shipment which includes Wave’s software.   We are working with Broadcom to market our products in an effort to drive volume of shipments of their TPM-equipped products.  However, we have no reliable basis to predict how many of Broadcom’s TPM-equipped products will be purchased, and what the resultant revenue to Wave might be from this program.  Although we have received a prepaid royalty, there are no minimum royalty or shipped quantity requirements.

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

The license and distribution agreements referred to above began to generate royalty revenue in the quarter ended June 30, 2006.  The aggregate amount of royalty revenue from these arrangements for 2006 and future years may be material.  We have begun to receive payments of these additional royalties in the second quarter of 2006 and expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products.

As stated previously, Wavexpress currently has one contract with a customer for its broadband media distribution services.  Given that this is a new type of service, it is difficult to predict the subscription levels and, therefore, the revenue that will be generated from these contracts.  In addition, Wavexpress has a number of customer prospects with whom it may close business in 2006; however, it is also difficult to predict the number of contracts that it will enter into during the year.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the year ending June 30, 2007 and given that it is unlikely that Wave will generate sufficient revenues to fund its operations over this time period, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending June 30, 2007.  These activities include the filing of a second $25,000,000 S-3 shelf registration with the SEC on December 16, 2005, which was declared effective on January 13, 2006; the closing of an initial round of financing under this shelf registration on February 16, 2006, for which we received approximately $4,250,000 in net proceeds for the sale of 2,782,866 shares of common stock at $1.605 per share, and the closing of a second round of financing under this shelf registration on May 5, 2006 for which we received approximately $4,548,400 in net proceeds for the sale of 2,012,500 shares of common stock at $2.40 per share.  We also received net proceeds of $600,000 after subtracting $25,000 in placement agency fees, for the issuance of 276,620 shares of Class A Common Stock upon the exercise of two warrants that were granted to an investor as part of Wave’s December 5, 2005 financing and February 15, 2006 financing.  The warrant issued in connection with the December 5, 2005 financing was exercised for 114,583 shares of Class A Common Stock at an exercise price of $2.40 per share.  The warrant issued in connection with the February 15, 2006 financing was exercised for 162,037 shares of Class A Common Stock at an exercise price of $2.16 per share.  Also, pursuant to a financing entered into on August 4, 2006 under the same shelf registration statement, we sold 2,336,752 shares of Wave’s Class A common stock at $2.05 per share for gross proceeds of $4,790,342, for which we expect to receive approximately $4,520,800 in net proceeds.  In connection with that financing, we also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 116,837 shares of Wave Class A common stock for $2.05 per share.  The warrant expires on September 3, 2007.

We will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending June 30, 2007.   The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives.  Given the available cash currently on hand and our expenditure forecast for the next twelve months ending June 30, 2007, we estimate that we will need to generate at least $10,600,000, over and above the $4,520,800 that we expect to receive from the August 4, 2006 sale of common stock, from a combination of revenue growth and additional financing activities, in order to continue as a going concern for the next twelve months ending June 30, 2007.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing beyond June 30, 2007 to increase market awareness.  Therefore, if Wave is not able to begin to generate significant revenues by June 30, 2007 to cover its operating costs, it will need to generate capital from other sources, including raising funds through either issuing additional common stock, preferred stock and/or debt to fund its operations beyond June 30, 2007.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Total
Operating lease commitments	$603,871	$555,120	$85,811	$1,244,802

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Securities and Exchange Commission Investigation

On December 17, 2003, Wave received an Order by the Securities and Exchange Commission regarding a formal investigation.  The focus of this investigation is on certain public statements made by Wave during and around August 2003, as well as certain trading in Wave’s securities during such time.  Wave is cooperating fully with the SEC in this investigation.  Wave is unable to predict the outcome of this investigation at this time.

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

In January 2006, the Court granted in part and denied in part defendants’ motion to dismiss.  The Court dismissed two but let stand seven alleged misrepresentations or omissions.  This is not a finding of fault or liability, it is a decision not entirely to dismiss plaintiffs’ pleading.

Without admitting liability, the defendants recently reached a mediated settlement in principle of all claims asserted by the plaintiffs.  The settlement must be approved by the Court before it is final.  Wave’s insurer has agreed to pay the plaintiffs a total of $1,750,000 in exchange for the dismissal with prejudice and release of the claims against all defendants.  The settlement in principle is also subject to drafting and execution of formal settlement agreements.

Item 1a. Risk Factors

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations,. This is due primarily to the early stage nature of the digital security industry in which we operate. As of June 30, 2006, we have an accumulated deficit of approximately $294.3 million and negative working capital of approximately $119,000. Given the lack of significant sales of our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in new and rapidly evolving markets encounter.

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

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance including net proceeds of approximately $4,520,800 that we received from the sale of 2,336,752 shares of common stock on August 4, 2006, and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into November of 2006. In order to fund our business through November of 2006 and beyond, it will be necessary for us to generate substantial additional revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.

We may be unable to raise the $10.6 million of additional cash flow, which is necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, we estimate that our current available capital, including net proceeds of approximately $4,520,800 that we received from the sale of 2,336,752 shares of common stock on August 4, 2006 is sufficient to fund Wave into November of 2006. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon our current forecasts that we will need to generate approximately $10.6 million, in addition to the $4,520,800 in proceeds referred to above, from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve months ending June 30, 2007. We expect we will be required to generate a significant portion of this cash through additional financings in the form of sales of securities pursuant to a shelf registration statement filed with the SEC on December 16, 2005, which was declared effective on January 13, 2006. We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted, or the shares issued may have rights, preferences or

privileges senior to those of our common stock.   In addition, if we pursue debt financing we may be required to pay interest costs.   The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

We may be unable to remain listed on The Nasdaq Global Market or The Nasdaq Capital Market.

On October 26, 2005, we received notification from The Nasdaq Stock Market indicating that for the prior 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(b)(4) (the “Rule”).  In accordance with Marketplace Rule 4450(e)(2), we were provided 180 calendar days, until April 24, 2006, to regain compliance by having our shares close above $1.00 for a minimum of 10 consecutive trading days.  On April 25, 2006, we received written notification from The Nasdaq Stock Market indicating that the Company failed to regain compliance with the $1.00 per share minimum bid requirement for continued inclusion on The Nasdaq National Global under Nasdaq Marketplace Rule 4450(b)(4) (the “Rule”).  Under the Nasdaq rules, we requested an appeal hearing before the Listings Qualifications Panel (the  “Panel”).

On July 11, 2006, we received notification that the Panel granted our request for continued listing on The Nasdaq Global Market subject to certain conditions.  The Panel’s decision is contingent, among other things, on our implementation of a reverse stock split to be effected for purposes of regaining compliance with the $1 per share minimum bid requirement.  Additionally, our minimum closing bid price must be at least $1 for a minimum period of 10 consecutive trading days.  The Panel has reserved the right to extend the period of consecutive trading days or impose other conditions if, during the 10 consecutive trading day period the Panel determines that such conditions are required to demonstrate that we are able to maintain long term compliance the minimum bid price and other listing requirements.  The Panel has also reserved the right to reconsider the terms of the relief described above based on other developments that would make continued listing inadvisable or unwarranted.  At a special meeting held on July 24, 2006, our stockholders approved the implementation by the board of a reverse stock split of our common stock.  On July 24, 2006, the Board approved and implemented a 1-for-3 reverse split of our common stock.  As of the filing date for this quarterly report, our minimum closing bid price has remained above $1 (since the beginning of the 10 consecutive trading day period designated by the panel).

We may lose the appeal and be de-listed from the Nasdaq Global Market.  In such event we will alternatively apply to be listed on The Nasdaq Capital Market as long as we meet the applicable listing requirements of that market at that time.  If our appeal is successful with the Nasdaq Global Market, or if we make a successful application for listing on the Nasdaq Capital Market, we may not continue to meet the listing requirements of such market thereafter and may be de-listed from such market.

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

In addition, the stock market in general, and the market prices for technology-related companies in particular, have experienced significant price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our Class A common stock or any of our other securities for which a market develops, regardless of our operating performance. Securities class action litigation has often been instituted against companies that have experienced periods of volatility in the market price for their securities. A settlement of a Class action lawsuit against us is currently pending (See “Item 1. Legal Proceeding” above); and it is possible that we could become the target of additional litigation of this kind that would require substantial management attention and expense.  The diversion of management’s attention and capital resources could have a material adverse affect on our business.  In addition, any negative publicity or perceived negative publicity of any such litigation could have an adverse impact on our business.

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

Shareholder derivative demand letters could affect our operations.

Previously, a purported shareholder derivative action was filed in the United States District Court for the District of Massachusetts.  The case was dismissed by the District Court, and on April 25, 2006, an appeal filed by the plaintiff was voluntarily dismissed, with prejudice.

On May 17, 2006, one of the named plaintiffs in the dismissed derivative action sent a shareholder demand letter to our board of directors.  The shareholder demands that we initiate litigation against the same defendants named in, and asserting the same claims as made in, the dismissed derivative litigation.  The board has taken the matter under advisement.

Item 4. Submission of Matters to a Vote of Security Holders

On July 24, 2006, Wave held its Annual Meeting of shareholders.  At the Annual Meeting, the shareholders voted on the following matter:

The election of five directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified.  The previous board was re-elected with the following results:

DIRECTOR	FOR	WITHHELD
John E. Bagalay, Jr.	101,327,044	1,514,955
Nolan Bushnell	101,353,370	1,480,600
George Gilder	101,591,544	1,250,455
John E. McConnaughy, Jr.	101,359,037	1,482,962
Steven Sprague	101,484,744	1,357,255

Also on July 24, 2006, Wave held a Special meeting of shareholders.  At the July 24, Special meeting of shareholders, the shareholders voted on the following matter:

To approve a series of amendments to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of our Class A Common Stock and Class B Common Stock whereby, at the discretion of our board of directors, each outstanding 2, 3 or 4 shares of the Company’s Class A Common Stock and Class B Common Stock, respectively, would be combined into and become one share of the Company’s Class A Common Stock or Class B Common Stock, as applicable.  If approved, the Board of Directors will have the discretion to effect one of such Proposed Amendments and abandon the other Proposed Amendments or to abandon of all of the Proposed Amendments as permitted under Section 242(c) of the Delaware General Corporation Law.  The proposal was adopted with the following results:  99,267,820 votes for, 6,203,680 votes against and 54,733 votes abstained.

The share votes reported in this Item 4 are presented without giving effect to the subsequent 3-to-1 reverse stock split implemented by the Company at the close of business on July 25, 2006.

Item 6 Exhibits

(a)          Exhibits

Exhibit No.		Description of Exhibit
3.1	—	Restated Certificate of Incorporation, as Amended
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 9, 2006

WAVE SYSTEMS CORP.
(Registrant)

		By:	/s/ Steven K. Sprague
Name: Steven K. Sprague
Title: President and Chief Executive Officer

		By:	/s/ Gerard T. Feeney
Name: Gerard T. Feeney
Title: Chief Financial Officer