Form 10-Q
period 2006-09-30
WAVE SYSTEMS CORP
filed 2006-11-09
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2006: 42,138,828 shares of Class A Common Stock and 41,908 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$3,128,673	$2,006,022
Accounts receivable, net of allowance for doubtful accounts of $67,559 and $14,087 at September 30, 2006 and December 31, 2005, respectively	672,837	334,659
Prepaid expenses	179,542	139,686
Total current assets	3,981,052	2,480,367
Property and equipment, net	494,726	754,153
Other assets	133,307	195,245
Total assets	4,609,085	3,429,765
Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	3,005,564	3,089,150
Deferred revenue	557,196	503,630
Total current liabilities	3,562,760	3,592,780

Liability for warrants containing cash settlement provisions	—	2,794
Total liabilities	3,562,760	3,595,574

Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 38,621,598 shares issued and outstanding in 2006 and 31,113,918 in 2005	386,216	311,139
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 41,908 shares issued and outstanding in 2006 and 58,575 in 2005	419	586
Capital in excess of par value	299,424,800	284,269,292
Accumulated deficit	(298,765,110)	(284,746,826)
Total stockholders’ equity (deficiency)	1,046,325	(165,809)
Total liabilities and stockholders’ equity	$4,609,085	$3,429,765

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net Revenues:
Licensing	$826,946	$324,169	$1,817,993	$639,318
Services	19,334	11,166	431,846	31,548
Total Net Revenues	846,280	335,335	2,249,839	670,866
Cost of sales:
Licensing	104,447	21,059	203,695	32,628
Services	5,579	8,503	280,883	32,226
Amortization expense	92,959	155,354	289,326	466,064
Total Cost of sales	202,985	184,916	773,904	530,918
Gross profit	643,295	150,419	1,475,935	139,948
Operating expenses:
Selling, general, and administrative	2,998,236	2,787,761	9,400,495	8,721,623
Research and development	2,163,201	1,827,118	6,175,701	5,091,220
	5,161,437	4,614,879	15,576,196	13,812,843
Other income (expense):
Interest income	30,872	17,855	79,183	57,925
Gain on sale of marketable securities	—	92,340	—	92,340
Unrealized (loss) gain in value of warrant liability	—	(7,543)	2,794	455,317
	30,872	102,652	81,977	605,582
Net loss	(4,487,270)	(4,361,808)	(14,018,284)	(13,067,313)
Basic and diluted loss per common share	$(0.12)	$(0.15)	$(0.40)	$(0.48)
Weighted average number of common shares outstanding during the period	37,800,037	28,366,752	35,279,324	27,058,285

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended
	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(14,018,284)	$(13,067,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	501,530	623,123
Gain on decrease in value of warrant liability	(2,794)	(455,317)
Compensation associated with issuance of stock options	1,141,775	5,470
Realized gain on marketable securities	—	(92,340)

Changes in assets and liabilities:
Increase in accounts receivable	(338,178)	(308,938)
Increase in prepaid expenses	(39,856)	(25,880)
Decrease in other assets	61,938	10,451
Decrease in accounts payable and accrued expenses	(83,586)	(56,223)
Increase in deferred revenue	53,566	161,389
Net cash used in operating activities	(12,723,889)	(13,205,578)

Cash flows from investing activities:
Acquisition of property and equipment	(242,103)	(116,004)
Proceeds from sale of marketable securities	—	289,003
Net cash (used in) provided by investing activities	(242,103)	172,999

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	14,088,643	9,642,518
Net cash provided by financing activities	14,088,643	9,642,518

Net increase (decrease) in cash and cash equivalents	1,122,651	(3,390,061)

Cash and cash equivalents at beginning of period	2,006,022	5,805,912

Cash and cash equivalents at end of period	$3,128,673	$2,415,851

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in excess	Accumulated
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Total
Balance at December 31, 2005	31,113,918	$311,139	58,575	$586	$284,269,292	$(284,746,826)	$(165,809)

Net Loss and comprehensive loss	—	—	—	—	—	(14,018,284)	(14,018,284)

Issuance of Class A Common Stock at $1.605 per share, net of issuance costs of $216,289	2,782,866	27,828	—	—	4,222,383	—	4,250,211

Issuance of Class A Common Stock at $2.40 per share, net of issuance costs of $281,561	2,012,500	20,125	—	—	4,528,314	—	4,548,439

Warrants exercised at $2.16 per share net of issuance costs of $14,000	162,037	1,620	—	—	334,380	—	336,000

Warrants exercised at $2.40 per share net of issuance costs of $11,000	114,583	1,146	—	—	262,853	—	263,999

Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $1.9635	82,706	827	—	—	161,566	—	162,393

Exchange of Class B Common Stock for Class A Common Stock	16,667	167	(16,667)	(167)	—	—	—

Fractional shares paid out in cash in connection with reverse stock split	(431)	(4)	—	—	(770)	—	(774)

Issuance of Class A Comman Stock at $2.05 per share, net of issuance costs of $261,966	2,336,752	23,368	—	—	4,505,007	—	4,528,375

Stock-based compensation	—	—	—	—	1,141,775	—	1,141,775

Balance at September 30, 2006	38,621,598	$386,216	41,908	$419	$299,424,800	$(298,765,110)	$1,046,325

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

September 30, 2006 and 2005

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2006 and December 31, 2005, and the results of its operations and cash flows for the three-month and nine-month periods ended September 30, 2006 and 2005.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2005, included in its Form 10-K filed on March 9, 2006.  The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the operating results for the full year or any future periods.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly owned subsidiary, and Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation.  All significant inter-company transactions have been eliminated.  Prior to January 1, 2006, the financial statements of Wave were presented in the development stage format as prescribed by Statement of Financial Accounting Standards No. 7 — “Accounting and Reporting by Development Stage Enterprises.”

On July 24, 2006, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-three, causing each three outstanding shares of Class A common stock and Class B common stock to convert automatically into one share of Class A common stock or Class B common stock, respectively.  The par value of Class A common stock and Class B common stock remains $0.01 per share.  The reverse split became effective at the close of business on July 25, 2006.  In lieu of fractional shares, stockholders received a cash payment based on an average trading price of the Class A common stock prior to the effectiveness of the reverse split.  Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital.  Except as otherwise noted, all references to common share and per common share amounts (including warrant shares, shares reserved for issuance and applicable exercise prices) for all periods presented have been retroactively restated to reflect this reverse split.

1.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has substantial operating losses since its inception, and as of September 30, 2006, has an accumulated deficit of $298,765,110.  We also expect Wave will incur an operating loss for the calendar year 2006.  As of September 30, 2006, we had working capital of $418,292.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications.  However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve months ending September 30, 2007.

Because Wave does not have sufficient cash to fund operations for the twelve months ending September 30, 2007, and the uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will likely continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending September 30, 2007.  These activities have included the filing of a $25,000,000 S-3 shelf registration with the Commission on December 16, 2005, which was declared effective on January 13, 2006; and the sale of 2,782,866 shares of common stock at $1.605 per share for gross proceeds of $4,466,500 in an initial round of financing under this shelf registration on February 15, 2006, for which we received approximately $4,250,000 in net proceeds.  We also granted warrants as part of the February 15 financing that allowed the purchasers to acquire an additional 516,956 shares of Wave common stock for $2.16 per share.  On May 8, 2006 an investor exercised one of these warrants for 162,037 shares, at an exercise price of $2.16 per share.  Wave received $336,000 from this warrant exercise after subtracting the 4% placement agent fee. The remaining warrants granted in connection with the February 16, 2006 financing expired on August 15, 2006.

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

Also, pursuant to a financing entered into on August 4, 2006 under the same shelf registration statement, we sold 2,336,752 shares of Wave’s Class A common stock at $2.05 per share for gross proceeds of $4,790,342, for which we received $4,528,375 in net proceeds.  In connection with that financing, we also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 116,837 shares of Wave Class A common stock for $2.05 per share.  The warrant expires on September 3, 2007.

In addition, under the same shelf registration statement, on October 30, 2006, we sold and issued 3,517,240 shares of Wave’s Class A common stock for $2.73 per share. We have received gross proceeds from the sale of these shares of $9,602,038.  We expect to realize net proceeds of approximately $9,092,000 after paying all transaction costs.  In connection with that financing, we also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 175,861 shares of Wave Class A common stock for $2.73 per share.  The warrant expires on November 30, 2007.

The October 30, 2006 financing referred to above used all of the remaining availability under the January 13, 2006 shelf registration statement.  It is likely that we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve months ending September 30, 2007.

Previously, on April 15, 2004, Wave filed a $25,000,000 registration statement with the Commission, under which Wave has drawn down a total of $22,494,000 in gross proceeds, through various sales of common stock.  There remains approximately $2,506,000 in gross proceeds available under the April 15, 2004 shelf registration statement, which may be utilized for future financings.

Considering our current cash balance, including the additional capital raised on October 30, 2006, we project that we have enough liquid assets to continue operating into June 2007.  We estimate we will need a minimum of approximately $5,600,000 of additional cash, over and above the funds received from the October 30, 2006 financing, from a combination of additional revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve months ending September 30, 2007.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, we could be forced to cease operations or merge with another company.   No assurance can be provided that any of these initiatives will be successful.   Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through September 30, 2007 and beyond, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

2.          Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and nine-month periods ended September 30, 2006, were approximately 2,000 shares and 60,000 shares, respectively, versus 92,000 shares and 85,000 shares for the three-month and nine-month periods ended September 30, 2005, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 5,583,000 and  5,632,000 shares were outstanding for the three-month and nine-month period ended  September 30, 2006, respectively versus 5,154,000 and 5,627,000 shares of the three-month and nine-month periods ended September 30, 2005, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through September 30, 2006, Wave has funded Wavexpress with approximately $39,597,000 in cash, plus approximately $14,522,000 in accrued interest.  Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of September 30, 2006, Wave owned 69% of Wavexpress, while Sarnoff owned 25.6%.  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $540,000 and $ 530,000 for the three-month periods ended September 30, 2006 and September 30, 2005, respectively, and $1,735,000 versus $1,676,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

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

In November 2004 Wave adopted the 2004 Employee Stock Purchase Plan (the “Purchase Plan”) pursuant to which a total of 1,000,000 shares of Wave’s Common Stock may be sold to eligible employees at a 15% discount from the market value of the shares.  The Purchase Plan was approved by a vote of Wave’s shareholders.  Under the terms of the Purchase Plan, employees may elect to have withheld up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave Common Stock.  Offering periods commence on May 1st and December 1st and are for a period of six months.  The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period.

On January 1, 2006, Wave adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes Wave’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, Wave measured compensation cost for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  In accordance with the modified prospective transition method, Wave’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).   Stock-based compensation expense recognized under SFAS No. 123(R) for the three-month and nine-month periods ended September 30, 2006, was $381,171and $1,141,775, respectively.   There was no stock-based compensation expense recognized during the three-month and nine-month periods ended September 30, 2005.  SFAS 123(R)

requires that the classification of the cost of share based compensation, in the statement of operations, is consistent with the nature of the services being rendered in exchange for the share based payment.   The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and nine-month periods ended September 30, 2006:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Cost of Sales	$3,578	$22,656
Selling, General & Administrative	246,333	777,726
Research & Development	131,260	341,393
Total	$381,171	$1,141,775

Wave uses the Black-Scholes-Merton option pricing model to value stock options. The Black-Scholes-Merton model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the company’s stock price, the weighted-average, risk-free interest rate and the weighted-average expected term of the options. As Wave does not pay dividends, the dividend rate variable in the Black-Scholes-Merton model is zero. The following values for the indicated variables were used to value options granted during the three-month and nine-month periods ended September 30, 2006; and we expect the assumptions used for grants in future quarters of fiscal 2006 to approximate these values.

Nine months ended September 30, 2006
Expected Term (in years)	5 Years
Risk-free Rate	4.67% - 5.11%
Expected Volatility	97.6% - 100.5%
Dividend Yield	0%

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

The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from January 1, 2000 to December 31, 2005. Management believes historical data is representative of future exercise behavior.

As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures.  The estimated forfeiture rate used in the calculation of share-based compensation expense was 20.95% for the three-month and nine-month periods ended September 30, 2006.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

A summary of option activity for all Wave option plans through September 30, 2006 follows:

	Number of Shares	Weighted Average- Exercise Price
Outstanding as of December 31, 2005	4,122,849	$11.4719
Granted	975,217	1.8861
Canceled	(304,551)	17.9468
Balance as of September 30, 2006	4,793,515	9.1103
Remaining contractual term — options outstanding	6.0 years

Exercisable as of September 30, 2006	3,142,548	$12.5678
Remaining contractual term — options exercisable	4.6 years

The weighted average grant date fair value of options granted in the three-month and nine-month periods ended September 30, 2006, was $1.38 and $1.45 per share, respectively.

As of  September 30, 2006, unrecognized stock-based compensation related to stock options was approximately $1,244,000.  This cost is expected to be expensed over the three-year period ended September 30, 2009.  The total fair value of shares that vested during the three-month and nine-month periods ended September 30, 2006, was approximately $56,000 and $1,159,000 respectively.

As of September 30, 2006, the intrinsic value of outstanding, vested and currently exercisable share options was $0.

Pro forma Information under SFAS No.123

The following table shows the pro forma effect on net loss and net loss per share if Wave had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	For the quarter ended September 30, 2005	For the nine months ended September 30, 2005
Net loss to common shareholders — as reported	$(4,361,808)	$(13,067,313)
Fair value compensation cost under SFAS 123	(482,118)	(1,548,459)
Net loss to common shareholders — pro forma	(4,843,926)	(14,615,772)
Loss per common share — as reported	(0.15)	(0.48)
Loss per common share — pro forma	$(0.17)	$(0.54)

The following values for the indicated variables were used to value options granted during the quarter ended September 30, 2005.

Expected Term (in years)	5 Years
Risk-free Rate	4.06%
Expected Volatility	107.7%
Dividend Yield	0%

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

On November 18, 2003, Wave granted warrants to purchase 310,436 shares of Wave common stock at an exercise price of $7.86 per share in connection with a private placement of common stock with a group of accredited investors.  The warrants have a three-year term.  The contract underlying the warrants includes a provision that would require Wave to pay liquidated damages in cash to the warrant holders if at any time the warrants are “in the money” and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19.  Although the registration statement was declared effective by the Commission on February 12, 2004, the net cash settlement provision still applies because of the stipulation that it must remain continuously effective and because there are circumstances that could potentially cause the registration statement to cease to remain effective.  Accordingly, Wave recorded a liability in its balance sheet that was valued at $-0- as of September 30, 2006, and $2,794 as of December 31, 2005.  These values were determined utilizing the Black-Scholes-Merton option pricing model with the following assumptions:

	As of September 30, 2006	As of December 31, 2005
Expected life (years)	0.15	0.90
Interest rate	4.68%	4.36%
Volatility	82.8%	62%
Dividend yield	0%	0%

The decrease in fair value of the liability associated with the warrants of $2,794 was recorded as an unrealized gain in Wave’s statement of operations in the nine-month period ended September 30, 2006, versus a gain of $455,317 that was recorded for the nine-month period ended September 30, 2005, in accordance with EITF 00-19.

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

The purported class action has been filed by alleged purchasers of Wave’s Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004.  The complaint claims that Wave and the named individuals violated Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”), Rule 10(b)-5 promulgated thereunder and Section 20(a) of the 1934 Act by publicly disseminating materially false and misleading statements, relating to Wave’s agreements with Intel and IBM.  The complaint did not specify the amount of alleged damages plaintiffs seek to recover.

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

The following sets forth reportable segment data:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Operating Revenues:
EMBASSY® digital security products and services	$841,404	$325,983	$2,224,969	$644,255
Wavexpress broadband media distribution products and services	4,876	9,352	24,870	26,611
Total Operating Revenues	846,280	335,335	2,249,839	670,866
Net Loss:
EMBASSY® digital security products and services	(3,977,721)	(3,934,381)	(12,365,523)	(11,996,794)
Wavexpress broadband media distribution	(540,422)	(530,079)	(1,734,738)	(1,676,101)
Total Segments Net Loss	(4,518,143)	(4,464,460)	(14,100,261)	(13,672,895)
Interest income	30,873	17,855	79,183	57,925
Gain on sale of marketable securities	—	92,340	—	92,340
Unrealized gain (loss) on change in value of warrant liability	—	(7,543)	2,794	455,317
Net Loss	$(4,487,270)	$(4,361,808)	$(14,018,284)	$(13,067,313)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	144,458	186,942	401,522	550,245
Wavexpress broadband media distribution	33,568	22,545	100,008	72,878
Total Depreciation and Amortization Expense	$178,026	$209,487	$501,530	$623,123
Capital Expenditures:
EMBASSY® digital security products and services	59,911	63,099	202,978	111,271
Wavexpress broadband media distribution	3,763	2,095	39,125	4,733
Total Capital Expenditures	$63,674	$65,194	$242,103	$116,004

	September 30,	December 31,
	2006	2005
Assets:
EMBASSY® Trusted Client Platform and services	$4,566,539	$3,235,946
Wavexpress Data Broadcasting	42,546	193,819
Total Assets	$4,609,085	$3,429,765

8.  Issuance of Common Stock

On August 4, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,336,752 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $4,790,342.  These shares were priced at $2.05 per share.  Securities Research

Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering.  Wave also agreed to issue a warrant to SRA to purchase up to 116,837 shares of Class A common stock at an exercise price of $2.05.  The Warrant expires on September 3, 2007.  Wave realized net proceeds of approximately $4,528,376 after deducting the placement agent fees of $239,517 and additional legal and other fees associated with the issuance of these securities which totaled $22,429.  The shares sold on August 4, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

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

On May 3, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,012,500 shares of Class A Common Stock to certain purchasers for an aggregate purchase price of $4,830,000.  The shares were priced at $2.40 per share.  SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering.  Wave also agreed to issue a warrant to SRA to purchase up to 100,625 shares of Class A common stock at an exercise price of $2.40.  The Warrant will be exercisable for a period of thirteen months following the date of the transaction.  Wave realized net proceeds of approximately $4,548,400 after deducting the placement agent fees of $241,500 and additional legal and other fees associated with the issuance of these securities, which Wave estimates will be approximately $40,000.  The shares were offered and issued pursuant to the shelf registration statement referred to above.

On February 15, 2006, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 2,782,866 shares of Class A Common Stock for $1.605 per share, to certain purchasers for an aggregate purchase price of $4,466,500.  The purchasers were also granted warrants (the “Warrants”) to purchase up to 516,956 shares of Class A common stock at an exercise price of $2.16.  The Warrants were exercisable for a period of six months following the date of issuance.  All unexercised warrants granted in connection with the February 15, 2006 securities purchase agreement were expensed on August 16, 2006.  Each Warrant was subject to cancellation if the closing bid price of Wave’s common stock exceeded $2.58 for 10 out of 20 consecutive trading days and the Warrant had not been exercised by the close of business on the trading day after the 10th trading day on which the closing bid price exceeded $2.58.  The placement agent, JPC Capital Partners, Inc. (formerly Corpfin, Inc.) (the “Placement Agent”) had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering.  Wave realized net proceeds of $4,250,211 after deducting the placement agent fees of $216,289 and additional legal and other fees associated with the issuance of these securities.  The shares were issued pursuant to the shelf registration statement referred to above.

9.  Subsequent Event

On October 30, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 3,517,230 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for which we received the aggregate purchase price of $9,602,038.  Wave expects to realize net proceeds of approximately $9,092,000 after deducting the placement agent fees of $480,102 and additional legal and other fees associated with the issuance of these securities which are estimated to equal $30,000.  These shares were priced at $2.73 per share.  SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering.  Wave also agreed to issue a warrant to SRA to purchase up to 175,861 shares of Class A common stock at an exercise price of $2.73.  The Warrant expires

on November 30, 2007.    The shares sold on October 30, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 24, 2006, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-three, causing each three outstanding shares of Class A common stock and Class B common stock to convert automatically into one share of Class A common stock or Class B common stock, respectively.  The par value of Class A common stock and Class B common stock remains $0.01 per share.  The reverse split became effective at the close of business on July 25, 2006.  In lieu of fractional shares, stockholders  received a cash payment based on an average trading price of the Class A common stock prior to the effectiveness of the reverse split.   Except as otherwise noted, all references to common share and per common share amounts (including warrant shares, option shares, shares reserved for issuance and applicable exercise prices) for all periods presented herein have been retroactively restated to reflect this reverse split.

Overview

Our Business

Wave Systems Corp. develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to and work with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org  (“TCG”).  Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues.  These issues include: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security and regulatory compliance.

The TCG is an industry standards body, comprised of computer and device manufacturers, software vendors and others, whose purpose is to develop, define and promote open industry standard specifications for embedded hardware-enabled computing products, including security technologies across multiple platforms, peripherals and devices. The current TCG specification recommends a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module (“TPM”) that performs protected activities, including protected storage, platform authentication, protected cryptographic  processes  and attestable state capabilities to provide the first level of trust for the computing platform (a “Trusted Platform”).  The TPM is a hardware chip that is separate from the platform’s main CPU(s) that enables secure protection of files and other digital secrets, and performs critical security functions such as generating, storing and protecting “cryptographic keys,” which are secret codes used to decipher  encrypted or coded data.  While TPMs provide the anchor for hardware security, known as the “root of trust”, trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services; such as, key management and credential authentication.

In 2003, Wave began the market introduction of its first commercial products designed to support the first emerging products that include TPMs in this marketplace.  Through 2005, Wave continued to develop enhancements to its existing products and has developed additional products in support of the emerging TCG-specifications. Wave continued to develop these products during the first nine months of 2006.

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

The market trends and opportunities on which management focused its activities on during the quarter ended September 30, 2006 included the following:

•                  A new study by Infonetics forecasts sharp rises in end-point security. The study predicts that in the coming years, endpoint security will require a range of new types of software and hardware to be effective, including endpoint-security appliances and improved network-infrastructure equipment. Accordingly, the study forecasts the overall network access control (NAC) enforcement market will grow to $3.9 billion by 2008, up from just $323 million last year, a 1107% increase. More information is available from the IT Compliance Institute.

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

•                  In its Windows Vista Logo Program for Systems, Version 3.0, Draft Revision 0.7, Microsoft has required TPM version 1.2 in its draft operating system hardware requirements specification for logo compliance for “Gold” level business PCs.  Wave believes that a significant percentage of the approximately 150-million-unit PC market will include TPMs by December 2006, which is Microsoft’s stated launch date for Vista for business PCs.

•                  The emergence of additional trusted PC components, such as Seagate’s Momentus 5400 Full Disc Encryption drive, which was announced in Q3 of 2005, represent additional opportunities for Wave’s products to support and integrate these devices with the TPM elements in the PC.

•                  On February 3, 2006, the U.S. Army, in the new Consolidated Buy-2 (CB2) Desktop and Notebook minimum specifications for Army customers as published by the Army Small Computer Program, specifies the requirement for desktop and laptop personal computers to be equipped with TPMs.

In pursuing these opportunities, we recognize many significant challenges that must be overcome, including:

•                  Tight enterprise IT budgets — industry data appears to show that, while enterprise security will be a priority, it will be challenged by tight budgets.

•                  Long sales cycle due to continued lack of support for enterprise spending on security solutions — information security continues to be viewed as an IT issue versus a business issue.

•                  Market awareness — there is a need to educate the marketplace of the advantages of utilizing hardware-trusted platforms as a security solution.

•                  Limited availability of capital resources — Wave continues to rely on financing the development of its business by issuing new equity.

As more PC and chip original equipment manufacturers (“OEMs”) have begun introducing their Trusted Platform offerings, Wave’s management has focused on entering into licensing contracts pursuant to which the OEM licenses our applications and bundles them with their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with seven separate OEM partners.  In addition, we have sought to develop our products so that they operate on all of the Trusted Platforms of the major chip OEMs currently shipping product in the marketplace.  Our applications have been approved to work with the Trusted Platforms of Dell, Intel, Gateway, IBM, HP, WEC, Atmel, Broadcom, Infineon, ST Microsystems and others.

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

Management is also focused on opportunities for its eTMS product suite to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions.  Although we have met significant implementation challenges and long sales cycles with this effort, we have also entered into contracts with a la mode, inc., in the real estate industry in 2004 and with Efficient Forms, LLC, in the financial services sector in 2005 and 2006.  We continue to pursue additional opportunities for the eTMS product line.

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

Management plans to devote ongoing development resources toward enhancing the TVTonic client software and services.

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

Data Protection is addressed by the Vault, which provides document encryption, decryption and client side storage of documents. The Vault, which works with Microsoft Windows and Microsoft Office, secures documents against unauthorized users and hackers.

Password management is a security challenge due to the increasing number of passwords required and the tendency of users to select easily guessed passwords.  To help improve these password issues, PIM uses the TPM to securely store and manage user information; such as, user names, passwords, credit card numbers and other personal information.  It retrieves login information to efficiently fill in applications, web forms and web login information.

Backup and recovery of keys used for logon, signing and protection of data is an essential requirement for deployment of TPM- based systems.  KTM is an archive application for the cryptographic keys that is designed to provide a simple, yet fully featured method to securely archive, restore and transfer keys having migratable properties that are secured by the TPM.

SmartSignature is a digital signing application that utilizes the signing keys generated by the TPM.

Additionally, Wave has developed TPM Wizards as part of the EMBASSY Trust Suite, which allow users to set up and use the TPM for securing 802.11x wireless networks, the Windows Encrypting File System and encrypting email.  The TPM Wizard enhancement was released during the first quarter of 2005.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $2.9 million for the twelve-month period ending September 30, 2007.

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

Current planned development costs for this product group are expected to be approximately $4.1 million for the twelve-month period ending September 30, 2007.

EMBASSY Trust Server Applications

EMBASSY Key Management Server (EKMS)

EKMS is a server application that is designed to provide corporate-level backup and transition of the TPM keys, a process known as key migration.  Key migration using EKMS is designed to help prevent the risk of serious data loss in the event that a TPM, hard drive or motherboard becomes corrupted, or a user leaves the organization.  For instance, an organization may require access to a former employee’s encrypted data or TPM-secured keys for business continuity or disaster recovery purposes.  EKMS enables enterprise- level key protection services, while ensuring proper archive procedures and recovery capabilities.

EMBASSY Authentication Server (EAS)

EAS provides centralized management, provisioning and enforcement of multifactor domain access policies.  With EAS, authentication policies can be based on TPM credentials, SmartCard credentials, user passwords and fingerprint templates.  With EAS, authentication policies can be provisioned and managed from the domain controller.  EAS has an integrated biometric template capability with support for a variety of third-party vendors.

Current planned development costs for this product are expected to be approximately $1.5 million for the twelve-month period ending September 30, 2007.

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

To increase the security associated with identity protection and digital signing credentials, Wave’s SmartSignature is currently enabled for the support of TPMs.  SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked.  SmartSAFE provides an easy-to-use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional paper-based documentation methods. SmartSignature Version 3.0 and SmartSAFE Version 3.0 have been completed and Wave commercially released these products in the first quarter of 2003.  SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates. based on public key infrastructure technology, was completed and released in January of 2003.  Wave will continue to allocate resources toward marketing and sales to promote these products.

Wave’s eTMS, in addition to being part of the EMBASSY Trust Suite applications and supporting TPMs, is also being independently marketed in the insurance, mortgage, finance, government and other markets which are seeking digital and electronic signature solutions that are compliant with the Electronic Signatures in Global and National Commerce Act (“ESIGN”).  In 2005, eTMS’ SmartSignature Server product was licensed to a la mode, inc., a leading provider of desktop, mobile and Web tools for the real estate and mortgage industries, to provide digital signature solutions for their XSites product line.  Wave also signed licensing agreements in 2005 and in the second quarter of 2006 with Efficient Forms, LLC, a leading provider of interview-based electronic forms creation, to offer a comprehensive managed-service solution for electronic forms and electronic signatures.  In Q4 of 2005, the Wave/Efficient Forms managed service was launched, and deployed at FISERV ISS to automate internal and consumer business processes.  Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

Current planned development costs for this product are expected to be approximately $334,000 for the year ending September 30, 2007.

Broadband Media Distribution Services

Wave offers broadband content distribution products and services through Wavexpress, a joint venture between Wave and Sarnoff Corporation.  The joint venture was established on October 15, 1999.  Under the joint venture agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress.  Wave received a 53% equity interest and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  The affiliates of Wave include Peter Sprague, former Chairman of Wave, Steven Sprague, Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.  As of September 30, 2006, Wave owned 69% of Wavexpress and Sarnoff owned 25.6%.

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

Planned future development expenditures are expected to approximate $1.6 million for the year ending September 30, 2007.

Our Market

Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications.  However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a network or platform.  Because of these persistent security concerns, there is now a recognized need in the computer industry for the development and deployment of a more robust and reliable security infrastructure, including new security hardware in devices to guard against these persistent security risks.  The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices.  The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating root of trust and an authenticatable security environment within the computer itself, will the information stored on the platform be adequately secure.  Wave is seeking to become a software, application and services leader in hardware-based digital security and e-commerce products markets.  Because Wave has been a pioneer in developing hardware-based computer security systems, it is distinctively positioned to take advantage of its unique knowledge, significant technology assets and trusted computing intellectual properties.

Because hardware-based trusted computing involves a new approach to conducting business and exchanging information using computer systems, it will require traditional software-based security be augmented with next generation hardware-based security and an enhanced support infrastructure. Intensive marketing and sales efforts have been and will continue to be necessary, in order to generate demand for products using Wave’s technology, and to ensure that Wave’s solution is accepted in this emerging market.  The current primary focus is on closing business with chip OEM, PC OEMs, enterprise customers and systems integrators.  Wave has also undertaken steps to develop and establish a reseller channel for our products.

R&D

Wave has realized minimal operating revenues since its inception.  At September 30, 2006, Wave has an accumulated deficit of approximately $298,765,110.  Wave has made a substantial investment in research and development, including approximately $6,175,701 for the nine-month period ended September 30, 2006, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2005, 2004 and 2003, Wave spent approximately $6.9 million, $6.9 million and $7.4 million, respectively, on research and development activities.

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

Prepaid royalty fees received pursuant to distribution software licenses with OEMs in which Wave earns a royalty, based upon units shipped by the OEM to end customers, are deferred when received and recognized as revenue, as units are shipped by the OEM.

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

Share-based Payment - On January 1, 2006, Wave adopted Statement of Financial Accounting Standard No. 123 (R), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

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

Wave uses the Black-Scholes-Merton option pricing model to value stock options. The Black-Scholes-Merton model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the company’s stock price, the weighted average risk-free interest rate and the weighted average expected term of the options. Since Wave does not pay dividends, the dividend rate variable in the Black-Scholes-Merton model is zero.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Wave had revenues of $846,280 and $ 335,335 for the three months ended September 30, 2006, and 2005, respectively.   The increase was due primarily to licensing revenues, which increased by $502,777, due to higher volume of shipments of Wave’s OEM customer products for which Wave receives royalty income.

The table below sets forth the components that make up the revenue for the quarters ended September 30:

	2006	2005	Increase/ (Decrease)	% Change
Licensing	$826,946	$324,169	$502,777	155.1%
Services	19,334	11,166	8,168	73.2%
Total Net Revenues	$846,280	$335,335	$510,945	152.3%

Cost of sales for the three months ended September 30, 2006, was $202,985 compared with $184,916 for the same period in 2005.  The increase in costs of sales was due to higher customer support costs in connection with the increased license revenue in the quarter ended September, 2006 versus 2005.

Selling, general and administrative (“SG&A) expenses for the three months ended September 30, 2006, were $2,998,236 as compared to $2,787,761 for the comparable period of 2005, an increase of approximately 8%.  The increase was due mainly to non-cash, share-based compensation expense totaling approximately $214,854 for Wave and approximately $31,479 for Wavexpress that was incurred in the quarter ended September 30, 2006, in accordance with SFAS 123(R). This expense was not incurred in the quarter ended September 30, 2005, because Wave did not adopt SFAS 123(R) until its effective date of January 1, 2006.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $224,334 and $276,449 for the quarters ended September 30, 2006, and 2005, respectively.  This 19% decrease was due primarily to a decrease in rent and other facilities-related costs.

The activities supported by SG&A expenses include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.  Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing salable products and markets for our technology.

Research and development expenses for the three months ended September 30, 2006, were $2,163,201 as compared to $1,827,118 for the comparable period of 2005, an increase of 18%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $166,661 at Wave and $46,988 at Wavexpress, associated with salary rate increases and headcount additions to accommodate additional research and development efforts, which exceed those in the three months ended September 30, 2005.  The increase was due also to non-cash, share-based compensation expense totaling approximately $109,495 for Wave and approximately $21,765 for Wavexpress that was incurred in the quarter ended September 30, 2006, in accordance with SFAS 123(R).   Wavexpress’ research and development expenditures included in the above were approximately $324,916 and $253,442 for the quarters ended September 30, 2006, and 2005, respectively, for an increase of approximately 28%, due to the reasons set forth above.

Interest income for the three months ended September 30, 2006, was $30,872 as compared to $17,855 for the comparable period of 2005.  The increase in interest income is primarily attributable to a higher rate of interest earned on Wave’s money market accounts for the quarter ended September 30, 2006, compared with the same period in 2005.

Wave sold 200,000 shares of Saflink common stock for total proceeds of $289,003, during the quarter ended September 30, 2005, at an average selling price of $1.45 per share, realizing an aggregate gain from the sales of $92,340.  Wave did not hold any marketable securities during the quarter ended September 30, 2006.

For the quarter ended September 30, 2006, Wave recorded no gain or loss, in connection with the value of the outstanding warrants containing net cash settlement features, versus a loss of $7,543 for the quarter ended September 30, 2005.  These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at $-0- as of September 30, 2006.  The loss for the quarter ended September 30, 2005, was primarily the result of the decrease in the quoted closing price on The Nasdaq Global Market of Wave’s Class A Common Stock from June 30, 2005 to September 30, 2005.  Because the price of Wave’s Class A Common Stock decreased, the fair value of the warrants decreased as well, resulting in the gain.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended September 30, 2006, was $4,487,270 as compared to $4,361,808 for the comparable period of 2005.

Nine Months Ended September 30, 2006 and 2005

Wave had revenues of $2,249,839 and $670,866 for the nine-month period ended September 30, 2006, and 2005, respectively.   Licensing revenues increased by $1,178,675, due to higher volume of shipments of Wave’s OEM customer products for which Wave receives royalty income.  Services revenue increased by $400,298 due to revenue from government time-and-materials contracts that were signed during the first quarter of 2006.

The table below sets forth the components that make up the revenue for the nine-month period ended September 30, 2006, and 2005:

	2006	2005	Increase/ (Decrease)	% Change
Licensing	$1,817,993	$639,318	$1,178,675	184.4%
Services	431,846	31,548	400,298	1268.9%
Total Net Revenues	$2,249,839	$670,866	$1,578,973	235.4%

Cost of sales for the nine-month period ended September 30, 2006, was $773,904, compared with $530,918 for the same period in 2005.  The increase in costs of sales was due to costs associated with time-and-materials contract revenue during the September 30, 2006 quarter versus the prior year quarter.

SG&A expenses for the nine months ended September 30, 2006, were $9,400,495, as compared to $8,721,623 for the comparable period of 2005, an increase of approximately 8%.  The increase was due mainly to non-cash, share-based compensation expense totaling approximately $700,279 for Wave and $77,447 for Wavexpress that was incurred in the nine-month period ended September 30, 2006, in accordance with SFAS 123(R). This expense was not incurred in the nine-month period ended September 30, 2005, because Wave did not adopt SFAS 123(R) until its effective date of January 1, 2006.  This increase was offset by a decrease in rent and other facilities-related expense of approximately $74,853 resulting from Wavexpress entering into a new, lower cost lease for its headquarters.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $822,217 and $827,038 for the nine-month periods ended September 30, 2006, and 2005, respectively.  This less than 1% decrease was due to the reasons set forth above.

The activities supported by SG&A expenses include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.  Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing products and markets for our technology.

Research and development expenses for the nine months ended September 30, 2006, were $6,175,701, as compared to $5,091,220 for the comparable period of 2005, an increase of 21%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $728,520 associated with salary rate increases and headcount additions to accommodate additional research and development efforts that were undertaken since September 30, 2005.  In addition, non-cash, share-based compensation expense was approximately $293,833 at Wave and $47,560 at Wavexpress in connection with the adoption of SFAS 123(R) on January 1, 2006.  Wavexpress’ research and development expenditures included in the above were approximately $920,865 and $847,571 for the nine-month periods ended September 30, 2006, and 2005, respectively, for an increase of 9%. The increase in Wavexpress R&D expense was due to the share-based compensation referred to above and additional consultant expenses of approximately $35,000 associated with higher consultant headcount in 2006 versus the prior year nine-month period.

Interest income for the nine months ended September 30, 2006, was $79,183 as compared to $57,925 for the comparable period of 2005.  The increase in interest income is primarily attributable to an increase in interest rates earned on Wave’s money market accounts for the nine-month period ended September 30, 2006, compared with the same period in 2005.

Wave sold 200,000 shares of Saflink common stock for total proceeds of $289,003, during the nine months ended September 30, 2005, at an average selling price of $1.45 per share, realizing an aggregate gain from the sales of $92,340.  Wave did not hold any marketable securities during the nine months ended September 30, 2006.

For the nine months ended September 30, 2006, Wave recorded a gain, in connection with the value of the outstanding warrants containing net cash settlement features of $2,794, versus a gain of $455,317 for the nine-month period ended September 30, 2005.  These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003.  The liability, calculated using the Black-Scholes option pricing model, was valued at $2,794 as of December 31, 2005, and $-0- as of  September 30, 2006.  The gain was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave’s Class A Common Stock from December 31, 2005 to September 30, 2006.  Because the price of Wave’s Class A Common Stock declined, the fair value of the warrant liability decreased, as well resulting in the gain.

Due to the reasons set forth above, our net loss to common stockholders for the nine months ended September 30, 2006, was $14,018,254 as compared to $13,067,313 for the comparable period of 2005.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of September 30, 2006, had an accumulated deficit of $298,765,110.   Total stockholders’ equity as of September 30, 2006, was $1,046,325.  Wave has financed its operations through September 30, 2006, principally through the issuance of Class A and B Common Stock and various series of preferred stock.

Sources and uses of cash

As of September 30, 2006, Wave had $3,128,673 in cash and cash equivalents.  As of December 31, 2005, Wave had $2,006,022 in cash and cash equivalents.  The increase in cash and cash equivalents of $1,122,651, resulted from $12,723,889 used in operating activities, $242,102 used in investing activities for the acquisition of capital assets; offset by $14,088,643 generated through financing activities, from the sale of 7,491,013 shares of Class A Common Stock, including 82,706 shares sold pursuant to Wave’s Employee Stock Purchase Plan.  At September 30, 2006, Wave had working capital of $418,292.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve months ending September 30, 2007, will be approximately $20,900,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of  $3,128,673 as of September 30, 2006

•                  cash from sales and licensing of products

•                  additional financings including the sale on October 30, 2006 of 3,517,230 shares of common stock for which we received gross proceeds of $9,602,038. We expect to realize approximately $9,092,000 after paying all transaction costs

Given Wave’s capital requirements for the twelve-month period ending September 30, 2007, as indicated above, and Wave’s cash on hand as of September 30, 2006, it is likely that Wave will be required to raise additional capital to fund its operations.  The October 30, 2006 financing referred to above used all of the remaining availability under a $25,000,000 shelf registration that we filed on December 16, 2005, that the Commission declared effective on January 13, 2006.

We may obtain additional funding as needed, from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on April 15, 2004 that the SEC declared effective on May 10, 2004.

There remains approximately $2,506,000 in gross proceeds available under the April 15, 2004 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Since 2003, Wave has begun licensing its EMBASSY Trust Suite software through bundling arrangements with OEMs with whom it signed contracts.  In addition, Wave receives revenues from software development and other services.  For the nine months ended September 30, 2006, we have received approximately $1,912,000 in cash from customers.  Total cash received from all revenue sources in 2005 was approximately $961,000.

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

In January of 2006, Wave signed a distribution agreement with Gateway that permits Gateway to distribute Wave software on Gateway TPM-equipped models.  Wave is being paid a per unit royalty fee for each Gateway shipment which includes Wave’s software.  In addition, pursuant to this same agreement, Gateway is offering an upgrade package of Wave’s software that purchasers of certain models of TPM-equipped computers may buy. Wave will be paid a license fee, for each copy of the upgrade package that is purchased.  We are working with Gateway to market our products in an effort to drive volume of purchases of the upgrade package.  However, we have no reliable basis to predict how many upgrade packages will be purchased, and what the resultant revenue to Wave might be from this program.  There are no minimum royalty or shipped quantity requirements.

In March of 2006, Wave signed a distribution agreement with Broadcom Corporation (“Broadcom”) that permits Broadcom to distribute Wave software on Broadcom TPM-equipped hardware devices.  Wave is being paid a per unit royalty fee for each Broadcom shipment, which includes Wave’s software.   We are working with Broadcom to market our products in an effort to drive volume of shipments of their TPM-equipped products.  However, we have no reliable basis to predict how many of Broadcom’s TPM-equipped products will be purchased, and what the resultant revenue to Wave might be from this program.  Although we have received a prepaid royalty, there are no minimum royalty or shipped quantity requirements.

In April of 2006, Wave signed a software license agreement with Winbond Electronics Corporation (“WEC”) that permits WEC to distribute Wave software on WEC TPM-equipped hardware devices.  Wave will be paid a per unit royalty fee for each WEC shipment which includes Wave’s software.   We are working with WEC to market our products in an effort to drive volume of shipments of their TPM-equipped products.  However, we have no reliable basis to predict how many of WEC’s TPM-equipped products will be purchased, and what the resultant revenue to Wave might be from this program.  Although we received a prepaid royalty, there are no minimum royalty or shipped quantity requirements.  This software license agreement is in addition to the technology license agreement that Wave and WEC are a party to and royalties under this new software license agreement are in addition to the previously existing technology license agreement.

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

The license and distribution agreements referred to above began to generate royalty revenue in the second quarter of  2006.  The aggregate amount of royalty revenue from these arrangements for the remainder of 2006 and future years may be material.  We continued to receive payments of these additional royalties in the third quarter of 2006 and expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products.  Enterprise customers are also expressing interest in the upgrade packages offered in connection with these distribution agreements.  We recorded modest initial revenues from the sale of license upgrade packages in the third quarter of 2006.

Wavexpress currently has one contract with a customer for its broadband media distribution services.  Given that this is a new type of service, it is difficult to predict the subscription levels and, therefore, the revenue that will be generated from this contract, or whether Wavexpress will generate revenues from future contracts or arrangements.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the year ending September 30, 2007, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will likely continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending September 30, 2007.  These activities have included the filing of a $25,000,000 S-3 shelf registration with the SEC on December 16, 2005, which was declared effective on January 13, 2006; and the sale of 2,782,866 shares of common stock at $1.605 per share for gross proceeds of $4,466,500 in an initial round of financing under this shelf registration on February 15, 2006, for which we received approximately $4,250,000 in net proceeds.  We also granted warrants as part of the February 15 financing that allowed the purchasers to acquire an additional 516,956 shares of Wave common stock for $2.16 per share.  On May 8, 2006 an investor exercised one of these warrants for 162,037 shares, at an exercise price of $2.16 per share.  Wave received $336,000 from this warrant exercise after subtracting the 4% placement agent fee. The remaining warrants granted in connection with the February 16, 2006 financing, expired on August 15, 2006.

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

Also, pursuant to a financing entered into on August 4, 2006, under the same shelf registration statement, we sold 2,336,752 shares of Wave’s Class A common stock at $2.05 per share for gross proceeds of $4,790,342, for which we have received  $4,528,375 in net proceeds.  In connection with that financing, we also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 116,837 shares of Wave Class A common stock for $2.05 per share.  The warrant expires on September 3, 2007.

In addition, under the same shelf registration statement, on October 30, 2006, we sold and issued 3,517,240 shares of Wave’s Class A common stock for $2.73 per share.   We received gross proceeds from the sales of these shares of $9,602,038. We expect to realize net proceeds of approximately $9,092,000 after paying all transaction costs.  In connection with that financing, we also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 175,861 shares of Wave Class A common stock for $2.73 per share.  The warrant expires on November 30, 2007.

It is likely that we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending September 30, 2007.   The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives.  Given the available cash currently on hand and our expenditure forecast for the next twelve months ending September 30, 2007, we estimate that we will need to generate at least $5,600,000, over and above the proceeds from the October 30, 2006 financing, from a combination of revenue growth and additional financing activities, in order to continue as a going concern for the next twelve months ending September 30, 2007.

Other uncertainties that may impact the future business outlook

Uncertainty exists with respect to the formal Commission investigation.  There is uncertainty as to the amount of legal costs that Wave may incur in addressing this matter.  In addition, the extent of any impact due to negative publicity or perceived negative publicity is unknown.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing beyond September 30, 2007 to increase market awareness.  Therefore, if Wave is not able to begin to generate significant revenues by September 30, 2007 to cover its operating costs, it will need to generate capital from other sources, including raising funds through either issuing additional common stock, preferred stock and/or debt to fund its operations beyond September 30, 2007.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Total
Operating lease commitments	$662,579	$460,519	$42,906	$1,166,004

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

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

The purported class action has been filed by alleged purchasers of Wave’s Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004.  The complaint claims that Wave and the named individuals violated Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”), Rule 10(b)-5 promulgated thereunder and Section 20(a) of the 1934 Act by publicly disseminating materially false and misleading statements, relating to Wave’s agreements with Intel and IBM.  The complaint did not specify the amount of alleged damages plaintiffs seek to recover.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations,. This is due primarily to the early stage nature of the digital security industry in which we operate. As of September 30, 2006, we have an accumulated deficit of $298,765,110 and working capital of $418,292.  Given the lack of significant sales of our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in new and rapidly evolving markets encounter.

To achieve profitability we must, among other things:

•                  Convince chip, personal computer motherboard, personal computer and computer peripheral manufacturers to license and distribute our products and services and/or make them available to their customers through their sales channels;

•                  Convince computer end users and enterprise computer users to purchase our upgrade software and server products for trusted computing;

•                  Convince consumers to choose to order, purchase and accept products using our products and services;

•                  Continue to maintain the necessary resources, especially talented software programmers;

•                  Develop relationships with personal computer manufacturers and computer systems integrators to facilitate and to maximize acceptance of our products and services, and

•                  Generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital to support our operations until we can generate sufficient revenues and cash flows.

If we do not succeed in these objectives, we will not generate revenues; hence, our business will not be sustainable.

We may not be able to fund our operations and continue as a going concern.

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance including net proceeds of approximately $9,092,000 that we received from the sale of 3,517,230 shares of common stock on October 30, 2006, and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into June of 2007. In order to fund our business through June of 2007 and beyond, it will be necessary for us to generate substantial additional revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.

We may be unable to raise the $5.6 million of additional cash flow, which is necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, we estimate that our current available capital, including net proceeds of approximately $9,092,000 that we received from the sale of 3,517,230 shares of common stock on October 30, 2006, is sufficient to fund Wave into June of 2007.  In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon our current forecasts that we will need to generate approximately $5.6 million, in addition to the $9,092,000 in proceeds referred to above, from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve months ending September 30, 2007. We expect we will be required to generate a significant portion of this cash through additional financings in the form of sales of securities.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted, or the shares issued may have rights, preferences or privileges senior to those of our common stock.   In addition, if we pursue debt financing we may be required to pay interest costs.     The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

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

We believe platforms adopting integrated hardware security into the PC will become a significant standard feature in the overall PC marketplace. However, our technologies have not been accepted as industry standards. Standards for trusted computing are still evolving. To be successful, we must obtain acceptance of our technologies as industry standards, modify our products and services to meet whatever industry standards ultimately develop, or adapt our products to be complementary to whatever these standards become. If we fail to do any of these, we will not be successful in commercializing our technology and, therefore, we will not generate sales to fund our operations and develop into a self-sustaining, profitable business.

If we do not keep up with technological changes, our product development and business growth will suffer.

Because the market in which we operate is characterized by rapidly changing technology, changes in customer requirements, frequent new products, service introductions and enhancements, and emerging industry standards, our success will depend upon, among other things, our ability to improve our products, develop and introduce new products and services that keep pace with technological developments, remain compatible with changing computer system platforms, respond to evolving customer requirements and achieve market acceptance on a timely and cost effective basis. If we do not identify, develop, manufacture, market and support new products and deploy new services effectively and timely, our business will not grow, our financial results will suffer and we may not have the ability to remain in business.

We encounter risks relating to security, system disruptions and computer infrastructure that could compromise our digital content.

Although we have implemented in our products various security mechanisms, our products and services may nevertheless be vulnerable to break-ins, piracy and similar disruptive problems caused by Internet users. Any of these disruptions would harm our business. Advances in computer capabilities, new discoveries in the field of security, or other developments may result in a compromise or breach of the technology we use to protect products and information in electronic form. Computer break-ins and other disruptions would jeopardize the security of information stored in, and transmitted through, the computer systems of users of our products, which may result in significant liability to us and may also deter potential customers.

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

An increasing number of market entrants have introduced or are developing products and services that compete with Wave’s. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave’s potential competitors include security solutions providers such as RSA Security, Inc., Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco, Safenet and major systems integrators such as IBM, HP and EDS.  In addition, Wave competes with other client security applications companies that have developed, or are developing, trusted computing applications, including Softex, Phoenix, Infineon and Microsoft.

Other companies have developed, or are developing, technologies that are, or may become, the basis for competitive products in the field of security and electronic content distribution. Some of those technologies may have an approach or means of processing that is entirely different from ours. Existing or new competitors may develop products that are superior to ours or that otherwise achieve greater market acceptance than ours. Due to Wave’s early stage, and lower relative name recognition compared to many of our competitors and potential competitors, our competitive position in the marketplace is vulnerable.

We have a high dependence on relationships with strategic partners that must continue or our ability to successfully produce and market our products will be impaired.

Due in large part to Wave’s early stage and lower-name recognition, we depend upon strategic partners such as large, well-established personal computer and semiconductor manufacturers and computer systems’ integrators to adopt our products and services within the Trusted Computing marketplace. These companies may choose not to use our products and could develop or market products or technologies that compete directly with us. We cannot predict whether these third parties will commit the resources necessary to achieve broad-based commercial acceptance of our technology. Any delay in the use of our technology by these partners could impede or prohibit the commercial acceptance of our products. Although we have established some binding commitments from some of our strategic partners, there can be no assurance that we will be able to enter into additional definitive agreements or that the terms of such agreements will be satisfactory. It will be necessary for Wave to expand upon current business relationships with our partners, or form new ones, in order to sell more products and services for Wave to become a viable, self-sufficient enterprise.

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

We believe that our future success depends upon the continued service of our key technical and management personnel and on our ability to attract and retain highly skilled technical, management, sales and marketing personnel. Our industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that our current employees will continue to work for us or that we will be able to hire any additional personnel necessary for our growth. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these employees can be intense. We may not be able to attract, assimilate or retain qualified technical and managerial personnel in the future. The failure to do so would have a material adverse effect on our business.

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

•                  the operating and stock price performance of other companies that investors may deem comparable to us, and

•                  news reports relating to trends in our markets.

In addition, the stock market in general, and the market prices for technology-related companies in particular, have experienced significant price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our Class A common stock or any of our other securities for which a market develops, regardless of our operating performance. Securities class action litigation has often been instituted against companies that have experienced periods of volatility in the market price for their securities. A settlement of a Class action lawsuit against us is currently pending (See “Item 1. Legal Proceeding” above.  It is possible that we could become the target of additional litigation of this kind that would require substantial management attention and expense.  The diversion of management’s attention and capital resources could have a material adverse affect on our business.  In addition, any negative publicity or perceived negative publicity of any such litigation could have an adverse impact on our business.

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

Item 6 Exhibits

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

Dated: November 9, 2006
WAVE SYSTEMS CORP.
(Registrant)

	By:	/s/ Steven K. Sprague
Name:Steven K. Sprague
Title:President and Chief Executive Officer

	By:	/s/ Gerard T. Feeney
Name:Gerard T. Feeney
Title:Chief Financial Officer