Form 10-Q/A
period 2006-09-30
WAVE SYSTEMS CORP
filed 2006-11-17
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to our Form 10-Q is to correct the Officer Certifications filed as Exhibit 32.1 which inadvertently identified the Form 10-Q for the quarter ended June 30, 2006 instead of the Form 10-Q for the quarter ended September 30, 2006 at the time it was filed with the original Form 10-Q on November 9, 2006.  The Company is filing as an exhibit to Form 10-Q/A the certifications under Section 906 of the Sarbanes-Oxley Act of 2002.  Except for the amendments described above, this Form 10-Q/A does not modify or update the disclosures in, or exhibits to the Form 10-Q.

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

Dated: November 13, 2006
WAVE SYSTEMS CORP.
(Registrant)

	By:	/s/ Steven K. Sprague
Name: Steven K. Sprague
Title: President and Chief Executive Officer

	By:	/s/ Gerard T. Feeney
Name: Gerard T. Feeney
Title: Chief Financial Officer