Form 10-K
period 2006-12-31
WAVE SYSTEMS CORP
filed 2007-03-16
CIK 919013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  YES ☐  NO ☒

The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates as of March 1, 2007, was $98,869,918. (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

As of December 31, 2006 there were 42,203,773 shares of the registrant’s Class A Common Stock and 39,232 shares of the registrant’s Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of our definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, have been incorporated by reference into Part III of this annual report.

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE WAVE’S ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM THOSE ANTICIPATED AND DISCUSSED HEREIN. FURTHER, WAVE OPERATES IN AN INDUSTRY SECTOR WHERE SECURITIES VALUES MAY BE VOLATILE AND MAY BE INFLUENCED BY REGULATORY AND OTHER FACTORS BEYOND WAVE’S CONTROL. IMPORTANT FACTORS THAT WAVE BELIEVES MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE CAUTIONARY STATEMENTS ACCOMPANYING THE FORWARD-LOOKING STATEMENTS AND IN THE RISK FACTORS DETAILED IN PART I, ITEM 1 OF THIS FORM 10-K  IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL RISK FACTORS AND CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-K.

PART I

Item 1.                        Business

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

Prior to the formation of the TCG, Wave developed its pioneering EMBASSY (EMBedded Application Security SYstem) Trust System. The EMBASSY Trust System is a combination of client hardware consisting of the EMBASSY 2100 security chip (the “EMBASSY chip”); and software consisting of the Trust Assurance Network (“TAN”), a back-office infrastructure that manages its security functions. As the market for TPM-enabled products has developed with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications, by repurposing these product assets. Wave has since developed a set of applications known as the EMBASSY Trust Suite, EMBASSY Trust Server products, middleware and software tools to work with various other chip manufacturers’ TCG-enabled TPMs that are now available. Wave’s products are unique in the fact that they support cross platform interoperability for the currently available TPM chips from Winbond Electronics Corporation (“Winbond”), (formerly National Semiconductor Corporation (“NSC”)), Atmel, Broadcom, Infineon, and STMicroelectronics and have been verified for usage on TPM platforms shipped by Intel, IBM, HP, Fujitsu, Gateway and Dell.

Wave’s operations to date have consisted primarily of product development, performance under contract to develop products and preliminary marketing to personal computer (“PC”) and Semi-conductor Chip (“Chip”) original equipment manufacturers (“OEMs”), resellers, and enterprises. In addition, Wave has signed distribution contracts for its products with a number of OEMs that have resulted in a marked increase in revenues for the year ended December 31, 2006 versus prior years.

Since 2003, Wave has been successful in signing distribution contracts with Intel, NSC (now Winbond), ST Microelectronics, Dell Products LP, Gateway and Broadcom. However, due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated in calendar 2007 to fund its cash flow requirements. Given the uncertainty with respect to Wave’s revenue forecast for 2007, it is likely that Wave will be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the year ending December 31, 2007. Furthermore, in the event that we are successful in executing our business plan for 2007, we will likely still be in a cash shortfall position and we will need to begin to generate sufficient sales to fund operations in future years, or we will be required to raise additional capital to continue beyond 2007. As of December 31, 2006, we had working capital of approximately $5.4 million. Considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that we will need a minimum of approximately $11.5 million of additional cash to satisfy our current forecasted cash flow requirements for the year ending December 31, 2007. As discussed above, Wave has begun market introduction of its software products for Trusted Platforms and has signed its first distribution contracts for these applications. Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not secured additional financing at this time and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

Formation of the Trusted Computing Group and introduction of TCG Compliant Products

The TCG was formed in April, 2003. The Promoting Founders were AMD, HP, IBM, Intel, and Microsoft. Wave Systems was invited to join the founding group as a Contributing Member. Upon its inception, the TCG formally accepted the initial technical specifications developed by the Trusted Computing Platform Alliance (“TCPA”) for Trusted Platform Modules Version 1.1 and formally superseded the TCPA organization. The TCG has significantly expanded the industry participation in security hardware standards and now includes industry leaders offering additional platforms such as cell phones, PDAs and consumer electronics. During 2003, several manufacturers of semiconductors for the PC industry, including National Semiconductor, Atmel and Infineon, were offering products capable of functioning as TPMs meeting the TCG TPM Version 1.1 standard for trusted computing. In addition, PC platforms that included TPMs were announced and/or available from IBM, Intel, and HP. In 2004, the rate of adoption of TPMs accelerated with additional platforms announced by the major OEMs that were already shipping platforms and an additional OEM, Fujitsu, announced products with TPM’s. In 2005 through 2006, the rate of adoption of TPMs continued to grow with the availability of TPM-equipped PCs and servers from additional PC OEMs including Dell, Gateway and Lenovo. The overall number of TPM-equipped PC models being offered from the OEMs shipping with TPMs, combined with the increased number of OEMs that have introduced TPM-equipped models, has continued to accelerate the total rate of TPMs being shipped by the PC industry. In 2005, The TCG released a new version of the TPM specification, Version 1.2, which includes a number of enhancements and extensions over the Version 1.1b. TPM Version 1.2 is fully backwards compatible to Version 1.1b, which provides a smooth transition for deployment of the TPM technology and increases the TPM functionality. In addition, vendors such as Atmel announced TPM products targeted to support embedded systems applications beyond the traditional PC market. There are also TCG Working Groups that are developing specifications to extend TCG technologies to other devices such as network products, servers, peripherals and mobile devices.

The offering of products using TCG specifications to the PC market is an important development in the creation of the market for hardware-based computer security. Wave has begun executing a strategy to leverage its EMBASSY Trust System in an effort to become a leading developer of software, applications and services for this market. Wave is providing solutions in the market that are designed to work with many commercially available products using TCG specifications.

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

Backup and recovery of keys used for logon, signing, and protection of data is an essential requirement for deployment of TPM based systems. KTM is an archive application for the cryptographic keys that is designed to provide a simple, yet fully featured, method to securely archive, restore and transfer keys having migratable properties that are secured by the TPM.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve. Current planned development costs for this product group are expected to be approximately $3.2 million for the year ending December 31, 2007.

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

Current planned development costs for this product group are expected to be approximately $4.4 million for the year ending December 31, 2007.

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

EMBASSY Remote Administration Server (ERAS)

The Embassy Remote Administration Server (ERAS) is a server product that provides centralized management and auditing of Trusted Platform Modules (TPMs) and Seagate Trusted Hard Drives. ERAS is designed to give IT administrators the ability to deploy and remotely manage Trusted Drives and TPM systems. ERAS will also provide the ability to remotely manage newly available Trusted Drives. It provides for initialization, pre-boot authentication management, recovery, and repurposing of TPMs and Trusted Drives. ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and Trusted Drive security settings, thus allowing IT administrators to assess the risk of whether a lost or compromised PC is adequately secure. ERAS is designed to facilitate enterprise adoption of TPM and Trusted Drive technology as it provides IT administrators with tools to utilized the security of these devices while reducing deployment and management costs.

Current planned development costs for this product are expected to be approximately $1.6 million for the year ending December 31, 2007.

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

Current planned development costs for this product are expected to be approximately $334,000 for the year ending December 31, 2007.

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

Wavexpress has developed a vertically integrated suite of products designed to enable the optimum broadband distribution of digital programming. The current product offering combines industry standard syndication protocols with proprietary back-end software to create an end-to-end content syndication and monetization platform. This system is offered to content providers looking to deliver high-quality broadband media services using either Wavexpress’ distribution facility or on their own, through Really Simple Syndication (“RSS”). RSS is the standard format for blogs and podcasts and is being increasingly used for open video distribution on the Internet. Content providers connect through the Wavexpress client and backend software to generate advertising revenue or subscription fees for premium services. Wavexpress’ business model intends to derive revenue either from direct fees charged to content providers for the use of Wavexpress software and facilities, or from a share of advertising proceeds collected. Wavexpress proprietary client software is integrated and promoted through Microsoft’s XP Media Center Edition operating system, as well as the Vista Premium and Vista Ultimate operating systems which began shipping in January 2007, it is also available through Microsoft’s Internet Explorer web browser.

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

Planned future development expenditures are expected to approximate $1.6 million for the year ending December 31, 2007.

Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

Although Wave’s revenue has grown considerably, Wave’s revenue in 2006 of approximately $3,116,000 was significantly below operating expenses, which were approximately $21,085,000. For the years ended December 31, 2006, 2005, and 2004, Wave incurred losses to common shareholders of approximately $18,785,000, $17,562,000 and $14,498,000 respectively. At December 31, 2006, we had an accumulated deficit of approximately $303,532,000. There can be no assurance that we will ever be successful in achieving commercial acceptance of our products and services.

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

Capitalizing on Information Security Industry Trends

For 2006 and 2007 security remains one of the top industry priorities across multiple segments of the user and product value chains. This top priority is supported by increased spending budgets and high product adoption rates of new security offerings. Virtually all segments within the security markets are seeing increased focus.

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

Pursue Strategic Marketing and Distribution Alliances

We intend to expand Wave’s strategic alliances with key partners that could distribute our products in enterprise, government and eventually consumer markets, and to build upon our alliances with such industry leaders as Intel, Dell, HP, IBM, Lenovo, Gateway and others in the PC industry. In addition, we are engaged in strategic activities with semi-conductor manufacturers Broadcom, STMicroelectronics, Winbond (formerly NSC), Atmel and Infineon Technologies to support and/or deploy EMBASSY applications with their TPMs designed to the TCG specifications. TCG has expanded its scope to include networking systems, trusted peripherals, data storage devices, mobile wireless products and consumer electronics devices. Wave believes its trusted computing offerings can provide significant value in these new markets and platforms and thus, is working to establish relationships with key partners in each of these markets.

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

Client and server solutions supporting both the operations and life cycle management of Trusted Platforms is a major focus area for Wave. New products that Wave is planning on developing over the ensuing period will consist primarily of new TCG client and server software services and enabling tools that will expand upon its portfolio of TCG trusted computing applications and services in the following areas:

•       Cross-platform interoperability: There is TCG hardware coming from multiple suppliers, as well as supporting software from multiple vendors. In order for applications from independent software vendors to work with any of these multiple combinations of products, Wave is developing TCG specific toolkits that provide for this interoperability across platforms. Wave will continue to expand the functions available to systems integrators (“SIs”), independent software vendors (“ISVs”) and independent hardware vendors (“IHVs”) within these enabling toolkits to make it easier to bring new applications to Trusted Platforms.

•       Client applications: Wave’s EMBASSY Trust Suite provides important end user PC applications such as Embassy Security Center, Document Manager, Private Information Manager, Key Transfer Manager and SmartSignature. Wave will continue to add new client applications and enhance the current applications with advanced functions to exploit the strong security of the TCG platforms.

•       Server applications: Trusted devices require a number of life cycle management products to address the set up, registration, operations and systems management requirements of the platforms. Wave’s current server and life cycle management products consist of the EKMS, EAS and ERAS. Wave plans to enhance these products with future versions and to expand these products to offer additional trust services.

These development efforts will likely be significant and Wave intends to expend a substantial portion of its research and development resources towards these enhancements as well as significant marketing and corporate development funds to introduce the products and build market demand. As a result, our continued research and development efforts will require substantial capital resources, which will likely necessitate the need for further funding so that Wave may ultimately be able to capitalize on the emerging market opportunities for its products and services. Wave announced major products in 2006, primarily for TPM applications, and is developing significant new client and server-based products and product enhancements, which are planned to be introduced in 2007. For example: At the Interop Conference, 2006, on May 2, 2006, Wave announced its introduction of the “EMBASSY Endpoint Enforcer”, a new Wave network security product that is designed to enable third party applications and services to make informed network access decisions by providing protected access to client security metrics.

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

Wave has identified five key markets where we believe our products would provide unique benefits:

•       PCs—TCG’s standards-based specifications for trusted hardware is leading the industry toward increased deployment of TPM hardware by a growing number of PC OEMs. The current focus for both TCG and Wave is on business PC platforms, but is expected to extend to consumer PCs over time. Wave anticipates providing enabling tools to SIs, ISVs, and IHVs in order to take advantage of the new trusted computing features of these platforms.

•       Network products, Peripherals and Mobile Devices—As TCG-based specifications are released and product deployment begins, Wave anticipates extending its products to support these new trusted computing platforms and marketing to the associated OEMs, SI, ISVs, IHVs, and service providers for these devices.

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

•       Government and Enterprise—The market for electronic security systems in governmental units and large business enterprises is growing and Wave believes this market represents a key opportunity for Wave’s TCG-compliant offerings.

Directly and through our partners, Wave is aggressively targeting opportunities in these markets, as we believe our products provide a wide range of security and trust capabilities not offered in any other single solution.

Wave’s sales for the year ended December 31, 2006 consisted primarily of licensing its software applications, engineering and support services. Of the total revenue realized for the year ended December 31, 2006, 99% was derived from Wave’s EMBASSY computer security products and services and the remaining 1% was derived from Wavexpress’ broadband media distribution segment, for the year ended December 31, 2005 96% was derived from Wave’s EMBASSY computer security products and services and 4% was from Wavexpress’ broadband media distribution segment and for the year ended December 31, 2004 79% was derived from Wave’s EMBASSY computer security products and services and 21% was from Wavexpress’ broadband media distribution segment. Customers from which Wave derived revenue in 2006 in excess of 10% or total revenues that would have a material adverse effect on Wave’s business if Wave were to lose such customers are as follows:

Customer	Product or Service Sold	Percentage of Total Revenue for the year ended December 31, 2006
Dell, Inc.	Software Licensing	35%
ST Microelectronics	Software Licensing	25%
Broadcom	Software Licensing	11%
US Government	Services contract	11%

Wave’s business plan on a forward-looking basis, will continue to depend heavily on a small number of OEM customers, partners and prospective customers, the loss of, or lack of substantial future revenues from any of whom, may have a material adverse effect on our business plan going forward. These include Broadcom, ST Microelectronics, Dell, Inc. and the US Government. However, Wave is seeking to expand its presence as a security solutions provider to small, medium and large business enterprises and will aggressively market its products and services to these enterprises in concert with its OEM customer base.

Competition

Wave EMBASSY Digital Security Products

We operate in the information security market, a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than us. Also, many current and potential competitors have greater name recognition and more extensive customer bases to leverage, allowing these competitors to gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of trusted computing solutions is still in the formative and early stages, despite the substantial increase in distribution of the technology. The markets for our products are developing and, while the TCG specifications have provided the basis for the industry to move forward, there remains significant standards work efforts in order for the eco-system supporting trusted computing to move forward. Wave’s potential competitors include security solutions providers such as RSA Security, Inc., Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco, Safenet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computer applications including Softex, Phoenix, Infineon and Microsoft. The competitive factors defining these evolving markets include product features, compatibility, standards compliance, quality and reliability, ease of use, performance, customer service and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. The features of Wave’s products that should allow it to compete favorably through product differentiation include: cross-platform, interoperable solutions; easy-to-use features; and leading edge trusted client/server infrastructure solutions. In addition, Wave continues to have leading solutions with its digital signature products, especially when combined with trusted computing platforms and features.

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

Wavexpress Broadband Media Distribution

Wavexpress competes in a market dominated by traditional content delivery methods. Wavexpress prospects rely on traditional broadcast television, Internet streaming and online websites. Wavexpress’ technology augments these services by providing both content providers and viewers a television-like viewing experience of Internet video using the Microsoft Media Center platform. Several companies compete for the delivery of television over broadband, including startup video networks such as Akimbo, Joost and Veoh and streaming service providers such as YouTube and Brightcove.

International Market

Most of our software products are controlled under various United States export control laws and regulations and may require export licenses for certain exports of the products and components outside of the United States and Canada. With respect to our EMBASSY Trust Suite and EMBASSY Trust Server software applications, we have applied for and received export classifications that allow us to export our products, without a license and with no restrictions, to any country throughout the world with the exception of Cuba, Iran, Iraq, Libya, North Korea, Sudan and Syria.

We believe the export classifications that we have received for our software products allow us to sell our products internationally in an effective, competitively advantageous manner. Enhancements to existing products may, and new products will be subject to reviews by the BXA to determine what export classification they will receive. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license, as we are currently allowed for the products that we’ve received classification, or make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.

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

Research and Development

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development. We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, eTMS products, and broadband media distribution products. For the years ended December 31, 2006, 2005 and 2004, we spent approximately $8.5 million, $6.9 million and $6.9 million, respectively, on research and development (“R&D”) activities. Planned development expenditures for the year ended December 31, 2007 are expected to be approximately $11.1 million.

Employees

As of December 31, 2006, we employed ninety-six (96) full-time employees, forty-four (44) of whom were involved in sales, marketing and administration and fifty-two (52) of whom were involved in research and development (including thirteen (13) employed by Wavexpress, three (3) of whom were in sales, marketing and administration and ten (10) of whom were involved in research and development). As of December 31, 2006, we retained the services of seven (7) full-time consultants, one (1) of whom was retained by Wavexpress. We believe our employee relations are satisfactory.

Available Information

Wave makes available, free of charge on its website by means of a link to www.nasdaq.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Reports may be viewed and obtained on the Company’s website, www.wave.com, or by calling Investor Relations at (212) 835-8500.

The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.                Risk Factors

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave’s revenue in 2006 was significantly below operating expenses, as our products have not yet attained widespread commercial acceptance. This is due primarily to the early stage nature of the digital security industry in which we operate. As of December 31, 2006, we had an accumulated deficit of approximately $303.5 million and working capital of approximately $5.4 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

To achieve profitability we must, among other things:

•       Continue to convince chip, personal computer motherboard, personal computer and computer peripheral manufacturers to license and distribute our products and services and/or make them available to their customers through their sales channels;

•       Convince computer end users and enterprise computer users to purchase our upgrade software and server products for trusted computing:

•       Convince consumers to choose to order, purchase and accept products using our products and services;

•       Continue to maintain the necessary resources, especially talented software programmers;

•       Continue to develop relationships with personal computer manufacturers, computer chip manufacturers and computer systems integrators to facilitate and to maximize acceptance of our products and services; and

•       Generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital to support our operations until we can generate sufficient revenues and cash flows.

If we do not succeed in these objectives, we will not generate revenues; hence, our business will not be sustainable.

We may not be able to fund our operations and continue as a going concern.

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through mid-May 2007. In order to fund our business through May 2007 and beyond, it will be necessary for us to generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.

We may be unable to raise the $11.5 million of additional cash flow, which is necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, assuming current revenue levels, we estimate that our current available capital is sufficient to fund Wave through mid-May 2007. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon our current forecasts, we will need to generate a minimum of $11.5 million from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve months ended December 31, 2007. We expect we will be required to generate a significant portion of this cash through additional financings in the form of sales of newly issued securities. We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted, or the shares issued may have rights, preferences or privileges senior to those of our common stock. In addition, if we pursue debt financing we may be required to pay interest costs. The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives. Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

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

Wave’s business model relies on an assumed market of tens of millions of units shipping with built-in security hardware and for Wave to be successful selling its upgraded version of client and server software products to these users. Because this market remains in the early stage of development, there is significant uncertainty with respect to the validity of the future size of the market. If the market for computer systems that utilize our products and services does not grow to the extent necessary for us to realize our business plan, we may not be successful.

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

We are subject to risks relating potential security breaches of our software products.

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

An increasing number of market entrants have introduced or are developing products and services that compete with Wave’s. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave’s potential competitors include security solutions providers such as RSA Security, Inc., Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Ultimaco, Safenet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computing applications, including Softex, Phoenix, Infineon and Microsoft.

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

Most of our software products are controlled under various United States export control laws and regulations and may require export licenses for certain exports of the products and components outside of the United States and Canada. With respect to our EMBASSY Trust Suite and EMBASSY Trust Server software applications, we have applied for and received export classifications that allow us to export our products, without a license and with no restrictions, to any country throughout the world with the exception of Cuba, Iran, Iraq, Libya, North Korea, Sudan and Syria.

We believe the export classifications that we have received for our software products allow us to sell our products internationally in an effective, competitively advantageous manner. Enhancements to existing products may, and new products will be subject to reviews by the BXA to determine what export classification they will receive. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Currently, we are allowed to export the products for which we’ve received classification, in an unrestricted manner without a license. However, modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license. Such modifications could also make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Summarized below is a listing of properties leased by Wave. Our principal research and development activities are conducted at the Princeton and Cupertino facilities. We believe our office facilities are suitable and adequate for our business as it is presently conducted.

		Annual
Facility	Sq. Ft.	Lease Cost	Lease Expires
Lee, MA	13,473	$143,374	Jul. 2010
Princeton, NJ	7,128	160,931	Dec. 2009
Cupertino, CA	14,573	416,592	Aug. 2010
New York, NY	2,100	93,600	Oct. 2007
Orvault, France	1,000	67,260	Sept. 2007

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

Purported Class Actions

Wave, its Chief Financial Officer and Chief Executive Officer were named as defendants in a consolidated, purported securities class action in the United States District Court for the District of Massachusetts,. Brumbaugh et al. v. Wave Systems Corp. et al., Civ. No. 04-30022 (D. Mass.) (MAP).

The purported class action was filed by alleged purchasers of Wave’s Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004. The complaint claimed that Wave and the named individuals violated Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”), Rule 10(b)-5 promulgated thereunder and Section 20(a) of the 1934 Act by publicly disseminating materially false and misleading statements, relating to Wave’s agreements with Intel and IBM. The complaint did not specify the amount of alleged damages plaintiffs sought to recover.

In January 2006, the Court granted in part and denied in part defendants’ motion to dismiss. The Court dismissed two but let stand seven alleged misrepresentations or omissions. This was not a finding of fault or liability, it was a decision not entirely to dismiss plaintiffs’ pleading.

Without admitting liability, the defendants recently reached a mediated settlement in principle of all claims asserted by the plaintiffs. Wave’s insurers agreed to pay the plaintiffs a total of $1,750,000 in exchange for the dismissal with prejudice and release of the claims against all defendants. On January 10, 2007, the Court conducted a settlement fairness hearing resulting in an Order and Final Judgment approving the settlement and dismissing the action with prejudice.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Year Ended December 31, 2006
First Quarter	$2.31	1.50
Second Quarter	3.03	1.80
Third Quarter	2.50	1.21
Fourth Quarter	3.85	1.67
Year Ended December 31, 2005
First Quarter	$3.81	$2.64
Second Quarter	2.97	1.74
Third Quarter	4.05	2.28
Fourth Quarter	2.94	1.95

As of March 1, 2007 there were approximately 23,000 holders of our Class A Common Stock. As of such date, there were 13 holders of our Class B Common Stock.

On March 1, 2007 the last sale price reported on the Nasdaq National Market for the Class A Common Stock was $2.35

We have never declared nor paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Performance Graph

The following line graph compares the Company’s cumulative total return to stockholders with the cumulative total return of the Nasdaq Market Value Index and the Computer Related Services SIC Code Index from December 31, 2001 through December 31, 2006. These comparisons assume the investment of $100 on December 31, 2001 and the reinvestment of dividends. The stock performance on the graph is not necessarily indicative of future stock price performance.

Wave Systems Corp.
Comparison of Cumulative Total Return to Stockholders
December 31, 2001 through December 31, 2006

	Wave Systems	Peer Group (SIC Code 7379)	NASDAQ Market
12/31/01	$100.00	$100.00	$100.00
12/31/02	$59.38	$71.76	$69.75
12/31/03	$73.21	$125.03	$104.88
12/31/04	$51.07	$131.10	$113.70
12/31/05	$30.36	$142.18	$116.19
12/31/06	$37.65	$190.17	$128.12

Securities Authorized for Issuance Under Equity Compensation Plans

The following pertains to Wave’s equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted Average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(*)
Equity compensation plans approved by security holders	4,840,035	$8.95	1,930,265
Wave equity compensation plans not approved by security holders	53,122	5.44	—
Total Company plans	4,893,157	$8.92	1,930,265
Wavexpress equity compensation plans not approved by security holders	637,163	$1.23	1,835,060

*                    Shares remaining available for future issuance under Wave equity compensation plans are comprised of 24,018 shares of the N*ABLE Technologies Incorporated 1997 Equity Incentive Plan, 1,072,697 shares of the 1994 Employee Stock Option Plan, 75,107 shares of the 1996 Performance Stock Option Plan, 81,572 shares of the 1994 Non-Employee Directors Stock Option Plan and 676,871 shares of the 2004 Employee Stock Purchase Plan.

Equity compensation plans not approved by security holders are comprised of the following:

In connection with an agreement that the Company entered into with nClose, Inc., an outside software development firm, on January 2, 2004 the Company issued a warrant to purchase 10,000 shares of Class A Common Stock at an exercise price of $3.00 per share, pursuant to an individual compensation plan with nClose. Also, in connection with the same agreement, on April 30, 2004 an additional warrant was issued to nClose, Inc. to purchase 11,667 shares of Class A Common Stock at an exercise price of $3.00 per share. The warrants are currently exercisable and expire on January 2, 2009 and April 30, 2009, respectively. No additional warrants are required to be granted pursuant to the individual compensation plan for nClose.

In connection with an agreement that Wave entered into with an outside sales representative, in 2003 Wave issued warrants to purchase 14,788 shares of Class A Common Stock at prices ranging from $2.85 to $4.35 per share, pursuant to an individual compensation plan with the sales representative. No additional warrants are required to be granted pursuant to the individual compensation plan for the sales representative. These warrants are currently exercisable and expire January 1, 2013 through April 30, 2013.

In connection with a software development agreement that Wave entered into with Archon Technologies, Inc. (“Archon”), Wave issued to Archon a warrant to purchase 16,667 shares of Class A Common Stock at $10.44 per share, pursuant to an individual compensation plan with Archon (the “Archon Plan”). The warrant became exercisable on November 9, 2002, and expires on November 9, 2007. No additional warrants are required to be granted pursuant to the Archon Plan.

Wavexpress issues equity compensation to certain of its employees pursuant to the Wavexpress 1999 Stock Incentive Plan.

Item 6.                        Selected Financial Data

Consolidated Statement of Operations Data

	For the year-ended December 31,
	2006	2005	2004	2003	2002
Net Revenues	$3,116,381	$1,018,464	$209,311	$189,363	$446,588
Cost of Sales	983,671	726,853	151,704	55,179	202,208
Gross Profit	2,132,710	291,611	57,607	134,184	244,380
Operating expenses:
Selling, general and administrative	12,598,389	11,560,039	12,255,427	12,698,682	19,188,046
Research and development	8,486,368	6,937,618	6,852,754	7,384,708	12,009,713
Restructuring and other special charges	—	—	—	—	726,280
Inventory provision	—	—	—	1,114,442	—
Write-off of intangible and other impaired assets	—	—	301,366	—	1,571,031
	21,084,757	18,497,657	19,409,547	21,197,832	33,495,070
Other income (expense):
Loss on other than temporary decline in equity securities	—	—	—	—	(11,513,099)
Liquidated damages	—	—	—	(155,716)	—
Gain on decrease in value of warrant liability	2,794	490,334	498,723	263,097	—
Gain on termination of development contract	—	—	—	—	1,818,000
Recovery of (Provision for loss on) officer note receivable	—	—	—	999,518	(999,518)
Gain on sale of marketable securities	—	80,971	4,330,248	234,759	—
Net interest and other income (expense)	163,980	72,279	24,931	127,192	477,902
Total Other Income / (expense)	166,774	643,584	4,853,902	1,468,850	(10,216,715)
Net loss	(18,785,273)	(17,562,462)	(14,498,038)	(19,594,798)	(43,467,405)
Accrued dividends on preferred stock (including $5,485,000 of accretion of discount in 2003)	—	—	—	5,697,518	—
Net loss to common stockholders	$(18,785,273)	$(17,562,462)	$(14,498,038)	$(25,292,316)	$(43,467,405)
Weighted average number of common shares outstanding during the period	36,735,059	27,726,221	23,013,554	18,629,128	17,045,183
Loss per common share-basic and diluted	$(0.51)	$(0.63)	$(0.63)	$(1.36)	$(2.55)
Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

Consolidated Balance Sheet Data

	As of December 31,
	2006	2005	2004	2003	2002
Working capital	$5,369,273	$(1,112,413)	$3,549,095	$12,406,861	$8,754,620
Total assets	9,359,677	3,429,765	8,454,582	18,160,430	18,209,372
Long-term liabilities	—	2,794	493,128	991,851	—
Total liabilities	3,439,408	3,595,574	3,744,382	4,145,794	3,667,533
Total stockholders’ equity (deficiency)	$5,920,269	$(165,809)	$4,710,200	$14,014,636	$14,541,839

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

Overview

In 2005 and 2006, Wave’s management focused its activities and resources on the continued development and marketing of the TCG-compliant software products known as the EMBASSY Trust Suite and EMBASSY Trust Server Applications. In 2003, these were the first commercial products introduced to the marketplace as specifically designed to support the first emerging products that included TPMs. These are products designed and built around the TCG specifications, known as Trusted Platforms, which are being adopted into the Information security services marketplace. Throughout 2005 and 2006, Wave continued to develop enhancements to its existing products and has developed additional products in support of the emerging TCG-specifications.

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

Wave is devoting its resources to capitalize on the opportunities, and overcome the specific challenges, presented by this developing market as it continues to pursue a strategy of educating the marketplace on the benefits that trusted computing has to offer, while continuing to develop the basic software applications designed to enable this emerging technology. The market trends and opportunities that management focused the company’s activities during the year ended December 31, 2006 included the following:

•       A study by Infonetics in early 2006 forecasts sharp rises in end-point security. The study predicts that in the coming years, endpoint security will require a range of new types of software and hardware to be effective, including endpoint-security appliances and improved network-infrastructure equipment. Accordingly, the study forecasts the overall network access control (NAC) enforcement market will grow to $3.9 billion by 2008, up from just $323 million in 2005, an 1101% increase. More information is available from the IT Compliance Institute.

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

•       In its Windows Vista Logo Program for Systems, Version 3.0, Draft Revision 0.7, Microsoft has required TPM version 1.2 in its draft operating system hardware requirements specification for logo compliance for “Gold” level business PCs. Wave believes that a significant percentage of the approximately 150-million unit PC market could include TPMs by January 2007, which is Microsoft’s launch date for Vista.

•       The emergence of additional trusted PC components in the marketplace, such as Seagate’s Momentus 5400 Full Disc Encryption drive which was announced in Q3 of 2005, represent additional opportunities for Wave’s products to support and integrate these devices with the TPM elements in the PC.

•       The U.S. Army, in the new Consolidated Buy-2 (CB2) Desktop and Notebook minimum specifications for Army customers as published by the Army Small Computer Program, specifies the requirement for desktop and laptop personal computers to be equipped with new open security chip hardware called the Trusted Platform Module (TPM).

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

•       Need to educate the marketplace of the advantages of utilizing hardware-based trusted platforms as a security solution.

•       Limited availability of capital resources—Wave continues to rely on financing the development of its business by issuing new equity (See Liquidity and capital resources section for a detailed discussion of financing activities during 2006).

•       A highly competitive landscape that includes competitors and potential competitors having substantially greater name recognition, customer bases, and financial, technical, and marketing resources than do we.

As more PC and chip OEMs have begun introducing their Trusted Platform offerings, management has focused on entering into licensing contracts pursuant to which the OEM licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with seven separate OEM partners. Revenue recognized on these contracts for the years ended December 31, 2006 and 2005 was approximately $2,598,000 and $757,000, respectively.

In addition, we have sought to develop our products so that they operate on all of the Trusted Platforms of the major chip and PC OEMs currently shipping product in the marketplace. Our applications have been approved to work with the Trusted Platforms of Dell, Intel, Gateway, IBM, HP, WEC, Atmel, Broadcom, Infineon, ST Microsystems and others. We continue to pursue OEM business under the royalty model described herein. In addition, we seek to enter into arrangements with resellers that sell to PC OEMs to distribute our applications as a product offering that users may choose when purchasing a TPM-equipped computer from the PC OEM.

In February, 2005, Dell Computers Inc began offering Wave’s ETS Software as an option for purchase on select models through their website at Dell.com and in December 2005 Wave signed a distribution license agreement with Dell pursuant to which Dell is permitted to ship a version of Wave’s EMBASSY Trust Suite software with select Dell PC models. Wave is paid royalties on each unit that ships with Wave software; and a fully featured version of ETS is also being offered to Dell customers as an upgrade which generates additional license revenue for Wave when a customer elects to purchase the upgrade. Wave hopes to capitalize on this association with Dell products and the wider distribution of TPM-equipped personal computers that a Dell TPM offering represents. However, there are no minimum royalty or shipped quantity requirements under our arrangement with Dell.

Management is also focused on developing the client and server-side applications and tools that will enable enterprises to manage an IT infrastructure that relies on products built using TCG specifications. Wave is devoting a significant portion of its research and development budget to address this opportunity, as this will be a key ingredient for enterprises in successfully implementing a Trusted Platform solution. Wave released these tools and applications in 2004, and has signed license agreements in 2005 and 2006 for Wave’s TCG-Enabled Toolkit, EAS and EKMS.

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

Wavexpress is focused on building a sustainable revenue stream by establishing partnerships with branded content providers to provide primarily advertising supported video entertainment services. Wavexpress’ TVTonic service offers hundreds of video feeds, a significant number of which are signed to revenue sharing agreements for ad placements. The service is designed to support any video channel distributed via RSS. RSS is the standard format for blogs and podcasts and is being increasingly used for open video distribution on the Internet. TVTonic is promoted by Microsoft with all installations of their Media Center software. Media Center is standard with Microsoft Vista Premium and Vista Ultimate, as well as XP Media Center Edition. In addition, Wavexpress is extending its technology so that its subscriber management system can leverage the added security of a TPM and is preparing back-office systems for standalone deployment into enterprise installations. Management plans to devote ongoing development resources toward enhancing the TVTonic client software and services.

Operating Expense Trends

While research and development expenses increased from 2005 to 2006 as shown in Item I—business; selling, general and administrative expenses (“SG&A”) have been trending downward or have flattened over the three years ended December 31, 2006, net of allocated non-cash, share-based compensation expenses incurred during 2006 in accordance with SFAS 123(R). For the years ended December 31, 2006, 2005 and 2004, we have incurred approximately $12.6 million, $11.6 million and $12.3 million, in SG&A expenses, respectively. Non-cash, share-based compensation expenses allocated to SG&A for the year ended December 31, 2006 were approximately $1.1 million. This expense was not incurred during the years ended December 31, 2005 and 2004 since Wave did not adopt SFAS 123(R) until its effective date of January 1, 2006.

The activities supported by these expenditures include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing salable products and markets for our technology. The outlook over the short-term is for sales and marketing expenditures to remain relatively flat, compared with 2006, with research and development expected to increase compared to 2006. (See Liquidity and Capital Resources)

The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in Item 8.

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

Revenue Recognition—Wave’s business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, Wavexpress’ broadband media distribution and eTMS software products and development contracts. Some of our sales arrangements include multiple-elements, and/or require significant modification or customization of our software.

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

Share-based Compensation—On January 1, 2006, Wave adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107

(“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

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

Results of Operations

Comparison of the years ended December 31, 2006 and 2005

Wave had revenues of $3,116,381 and $1,018,464 for the year ended December 31, 2006, and 2005, respectively. Licensing revenues increased by $1,698,103, due to higher volume of shipments of Wave’s OEM customer products for which Wave receives royalty income. Services revenue increased by $399,814 due to revenue from government time-and-materials contracts that were signed during the first quarter of 2006, and completed in the 2nd quarter of 2006.

The table below sets forth the components that make up the revenue for the year ended December 31, 2006, and 2005:

	2006	2005	Increase/ (Decrease)	Change
Licensing	$ 2,672,161	$ 974,058	$ 1,698,103	174%
Services	444,220	44,406	399,814	900%
Total Net Revenues	$ 3,116,381	$ 1,018,464	$ 2,097,917	206%

Cost of sales for the year ended December 31, 2006, was $983,671, compared with $726,853 for the same period in 2005. The increase in costs of sales was due primarily to costs associated with the increase in services revenue during the year ended December 31, 2006 versus the prior year.

SG&A expenses for the year ended December 31, 2006, were $12,598,389, as compared to $11,560,039 for the comparable period of 2005, an increase of approximately 9%. The increase was due mainly to non-cash, share-based compensation expense totaling approximately $953,000 for Wave and $103,000 for Wavexpress that was incurred in the year ended December 31, 2006, in accordance with SFAS 123(R). This expense was not incurred in the year ended December 31, 2005, because Wave did not adopt SFAS 123(R) until its effective date of January 1, 2006. In addition, trade show and conference expense increased by approximately $81,000 due to Wave participating in a greater number of events in 2006 versus 2005. Advertising & outside corporate marketing expenses also increased due to an increased level of activity in these areas as well. These expense increases were offset by lower director & officer liability insurance premiums incurred by Wave of approximately $64,000 and a decrease in rent and other facilities-related expense of approximately $141,000 resulting from Wavexpress entering into a new, lower cost lease for its headquarters. Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $1,059,405 and $1,096,335 for the years ended December 31, 2006, and 2005, respectively. This 3% decrease was due to the reasons set forth above.

The activities supported by SG&A expenses include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing products and markets for our technology. We expect SG&A expenses to remain approximately at the same level as the year December 31, 2006 for the foreseeable future, although actual expenditures may vary depending upon the future business needs of Wave.

Research and development expenses for the year ended December 31, 2006, were $8,486,368, as compared to $6,937,618 for the comparable period of 2005, an increase of 22%. This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $1,053,000 associated with salary rate increases and headcount additions to accommodate additional research and development efforts that were undertaken since December 31, 2005. In addition, non-cash, share-based compensation expense was approximately $408,000 at Wave and $66,000 at Wavexpress in connection with the adoption of SFAS 123(R) on January 1, 2006. Wavexpress’ research and development expenditures included in the above were approximately $1,343,748 and $1,127,004 for the years ended December 31, 2006, and 2005, respectively, for an increase of 19%. The increase in Wavexpress R&D expense was due to the share-based compensation referred to above and additional consultant & product development expenses of approximately $102,000 associated with an increase in research and development efforts during 2006.

Interest income for the year ended December 31, 2006, was $163,980 as compared to $70,779 for the comparable period of 2005. The increase in interest income is primarily attributable to a higher average balance in interest bearing cash and an increase in interest rates earned on Wave’s money market accounts for the year ended December 31, 2006, compared with the same period in 2005.

Wave sold 259,670 shares of Saflink common stock for total proceeds of $336,309, during the year ended December 31, 2005, at an average selling price of $1.295 per share, realizing an aggregate gain from the sales of $80,971. Wave did not hold any marketable securities during the year ended December 31, 2006.

For the year ended December 31, 2006, Wave recorded a gain, in connection with the value of the outstanding warrants containing net cash settlement features of $2,794, versus a gain of $490,334 for the year ended December 31, 2005. These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003. The liability, calculated using the Black-Scholes option pricing model, was valued at $2,794 as of December 31, 2005, and $-0- as of December 31, 2006. The gain was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave’s Class A Common Stock from December 31, 2005 to December 31, 2006. Because the price of Wave’s Class A Common Stock declined, the fair value of the warrant liability decreased as well, resulting in the gain. These warrants expired on November 24, 2006.

Due to the reasons set forth above, our net loss for the year ended December 31, 2006 was $18,785,273 as compared to $17,562,462 for year ended December 31, 2005.

Comparison of the years ended December 31, 2005 and 2004

Wave had revenues of $1,018,464 and $209,311 for the years ended December 31, 2005 and 2004, respectively, which were primarily derived from license contracts in both periods. The increase was the result of increased shipments of Wave’s OEM customers’ products that include Wave software, for which Wave is paid royalties.

The table below sets forth the components that make up the revenue for the years ended December 31, 2005 and 2004:

	2005	2004	Increase/ (Decrease)	Change
Licensing	$974,058	$183,318	$790,740	431%
Services	44,406	18,833	25,573	136%
Hardware Products	—	7,160	(7,160)	(100)%
Total Net Revenues	$1,018,464	$209,311	$809,153	387%

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

SG&A expenses on a consolidated basis for the year ended December 31, 2005 were $11,560,039, as compared to $12,255,427 for the comparable period of 2004, a decrease of approximately 6%. The decrease was due in large part to decreases in salary and benefit costs totaling approximately $363,000 on a consolidated basis, associated with headcount reductions of four SG&A positions at Wavexpress which were made in the fourth quarter of 2004. In addition, depreciation and amortization expense was lower by approximately $637,000, because amortization that was previously included in SG&A for the year ended December 31, 2004, related to revenue and was therefore included in cost of sales for the year ended December 31, 2005. These expense decreases were offset by increases in travel & entertainment expenses of $107,200 at Wave; due to increased international sales and marketing activities; and increases in bonuses and commissions of $167,200 in connection with the higher sales volume for the year ended December 31, 2004 versus the prior year. Included in the consolidated SG&A expense totals listed above are Wavexpress’ SG&A expenses, which were $1,096,335 and $1,789,997 for the years ended December 31, 2005 and 2004, respectively. This 39% decrease was due primarily to decreased salary, benefit, travel and other employee-related expenses which accounted for approximately $481,000 of the decrease in the consolidated salary and benefit expenses referred to above. In addition, Wavexpress’ facility, broadband and telecommunications expenses were reduced by approximately $50,000, consultant and professional fees were reduced by approximately $33,000, depreciation expenses decreased by approximately $43,000, and general office and supplies expenses were reduced by $35,000.

R&D expenses for the year ended December 31, 2005 were $6,937,618, as compared to $6,852,754, for year ended December 31, 2004, an increase of 1%. This change was primarily attributable to increased salary, fringe and benefit expenditures of approximately $311,000 at Wave where R&D headcount was greater by an average of three positions in the year ended December 31, 2005 versus 2004. In addition, outside consulting and development expenses increased by approximately $291,000 at Wave as Wave increased the use of outsourced engineering services primarily in connection with its eTMS products and services. Wavexpress’ total R&D expenditures included in the above consolidated R&D expenses were $1,127,004 and $1,657,376, for the year ended December 31, 2005 and 2004, respectively, for a decrease of approximately 32%. This decrease related primarily to salary and fringe benefit cost reductions of approximately $475,000 due to a reduction in headcount of six positions on average, for the year ended December 31, 2006 versus the prior year.

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

Liquidity and capital resources

We have experienced net losses and negative cash flow from operations since our inception and, as of December 31, 2006, had a deficit accumulated during the development stage of $303,532,099. Total stockholders’ equity as of December 31, 2006 was $5,920,269.

Sources and Uses of Cash

At December 31, 2006, we had $7,965,994 in cash and cash equivalents versus $2,006,022 as of December 31, 2005, resulting in a net increase in cash of $5,959,972 for the year ended December 31, 2006. The table below shows the year-to-year comparison of the significant elements of cash used in or provided by operating, investing and financing activities and a reconciliation of each year’s operating results reported in the statement of operations to the total increase in cash in the year ended December 31, 2006 and the total decrease in cash in the two years ended December 31, 2005 & 2004.

As shown below, the total net change in cash over the last three years has fluctuated significantly from a net cash decrease for the year ended December 31, 2004 of $3,012,393 to a net cash decrease for the year ended December 31, 2005 of $3,799,890 to a net cash increase for the year ended December 31, 2006 of $5,959,972.

Consolidated Statement of Cash Flow Data

	For the years ended December 31,
	2006	2005	2004
Cash used in operating activities:
Net loss	$(18,785,273)	$(17,562,462)	$(14,498,038)
Realized gain from the sale of marketable securities	—	(80,971)	(4,330,248)
Share-based compensation expense	1,556,042	—	—
Gain on decrease in value of warrant liability	(2,794)	(490,334)	(498,723)
Write off intangible and other assets that became impaired	—	—	301,366
Depreciation and amortization	663,033	841,729	854,629
Compensation paid in the form of stock options & warrants	—	7,294	80,609
Total adjustments to reconcile net loss to cash used in operating activities	2,216,281	277,718	(3,592,367)
Proceeds from liquidation of other assets	63,973	23,935	93,570
Increase in prepaid expenses and receivables	(368,342)	(201,788)	(67,085)
(Reduction) increase in deferred revenue	(99,571)	152,440	276,968
(Reduction) increase in accounts payable and accrued expenses	(53,801)	189,086	63,540
Changes in assets & liabilities	(457,741)	163,673	366,993
Other accrual to cash adjustments, net	—	—	(31,480)
Net cash used in operating activities	(17,026,733)	(17,121,071)	(17,754,892)
Cash flows from investing activities:
Disbursements for capital expenditures	(328,604)	(160,829)	(304,172)
Proceeds provided by sales of marketable equity securities	—	336,309	6,759,751
Net cash (used in) provided by investing activities	(328,604)	175,480	6,455,579
Cash flows from financing activities:
Proceeds from sale of common stock	22,428,249	10,622,054	8,252,625
Proceeds from employee stock purchase plan	287,834	354,047	—
Proceeds from exercise of employee stock options	—	—	34,295
Cash paid in lieu of fractional shares	(774)	—	—
Proceeds from the exercise of warrants	600,000	2,169,600	—
Net cash provided by financing activities	23,315,309	13,145,701	8,286,920
Net increase (decrease) in cash	$5,959,972	($3,799,890)	($3,012,393)

Cash used in operations

The amount of cash used in operations decreased to $17,026,733 for the year ended December 31, 2006 from $17,121,071 used for the year ended December 31, 2005, which decreased from $17,754,892 used for the year ended December 31, 2004. As shown above, the decreases in cash used in operations were the result of the changes in the Net Losses in each of the three years ended December 31, 2006, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as realized gains on sales of marketable securities, non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts which under generally accepted accounting principles, are not reported in the Statement of Operations.

Adjustments to reconcile net loss to cash used in operating activities

These amounts represent items reported in Wave’s Consolidated Statement of Operations, that do not represent an outlay or receipt of cash in the year that they are reported, under generally accepted accounting principals. These items in the aggregate make up a significant portion of the differences between Wave’s reported Net Loss year over year, versus the differences in the amount of cash used by Wave’s operations over each of the periods. These items resulted in a net add-back to net loss of $2,216,281 for the year ended December 31, 2006 versus $277,718 for the year ended December 31, 2005 compared with a net subtraction of $3,592,367 for the year ended December 31, 2004. The individual items that make up these adjustments are listed in the table above and described in greater detail in the Results of Operations and Other Income and Expense sections above. In addition, changes in asset and liability accounts, as shown above, represent additional sources or uses of cash in each of the three years. Accordingly, while the overall net loss increased by $1,222,811 (to $18,785,273 from $17,562,462) for the year ended December 31, 2006 versus the year ended December 31, 2005, cash used in operating activities decreased by $94,338 (to $17,026,733 from $17,121,071). This was due in large part to the share-based compensation expense included in the 2006 loss, of $1,556,042 which is not a use of cash, and is therefore added back to the net loss to arrive at cash used in operating activities. In comparing the year ended December 31, 2005 to 2004, while the overall Net Loss increased by $3,064,424 (to $17,562,462 from $14,498,038) for the year ended December 31, 2005 versus the year ended December 31, 2004, cash used in operating activities decreased by $633,821 (to $17,121,071 from $17,754,892.) This was due in large part to the gain realized on the sales of available-for-sale securities of $80,971 in 2005 versus $4,330,248 in 2004. These gains must be subtracted from the reported net loss to arrive at cash used by operating activities because sales of marketable securities are an investing activity, therefore the gross proceeds from these sales are included in cash flows from investing activities.

Cash Flows from investing activities

As displayed in the table above, cash used in investing activities consisted of funds used to acquire capital assets totaling $328,603, $160,829 and $304,172 for the years ended December 31, 2006, 2005 and 2004, respectively. Such amounts included the cost of internally developed capitalized software in the amount of $-0-, $-0- and $73,000 for each of the three years ended December 31, 2006, 2005 and 2004, respectively. Wave expects to continue to acquire fixed assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue at approximately the same level as the 2006 expenditures.

During the year ended December 31, 2005, Wave sold 259,670 shares of Saflink, in a series of separate sales, for total proceeds of $336,309. For the year ended December 31, 2004, Wave sold 2,507,300 shares of the common stock of SSP and 966,330 shares of Saflink for total proceeds of $6,759,751.

Net cash generated from investing activities decreased by $504,083 for the year ended December 31, 2006 versus the year ended December 31, 2005 and decreased by $6,280,099 for the year ended December 31, 2005 versus the year ended December 31, 2004. The cash generated from the sale of marketable securities was a much more significant source of cash for Wave in 2004, versus the years ended December 31, 2006 and 2005, which made up for much of the differences described herein, combined with lower capital expenditures in the year ended December 31, 2005 versus 2004 and 2006.

Cash Flows from financing activities

Because Wave did not have sufficient cash on hand, nor did it generate sufficient revenues to fund the amount of cash used for operations and acquisition of capital assets for the years ended December 31, 2006, 2005 and 2004, we needed to finance much of our operations through the sale of newly issued common stock as described below.

Proceeds from Issuance of Newly Issued Equity Securities

Sales of Common Stock

On October 30, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 3,517,230 shares of Class A Common Stock, par value $0.01 per share, to certain purchasers for an aggregate purchase price of $9,602,038. These shares were priced at $2.73 per share. Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 175,861 shares of Class A common stock at an exercise price of $2.73 per share. The Warrant expires on November 30, 2007. Wave realized net proceeds of approximately $9,101,224 after deducting the placement agent fees of $484,000 and additional legal and other fees associated with the issuance of these securities which totaled $16,814. The shares sold on October 30, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

On August 4, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,336,752 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $4,790,342. These shares were priced at $2.05 per share. Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 116,837 shares of Class A common stock at an exercise price of $2.05 per share. The Warrant expires on September 3, 2007. Wave realized net proceeds of approximately $4,528,376 after deducting the placement agent fees of $239,517 and additional legal and other fees associated with the issuance of these securities which totaled $22,449. The shares sold on August 4, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

On May 3, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,012,500 shares of Class A Common Stock to certain purchasers for an aggregate purchase price of $4,830,000. The shares were priced at $2.40 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 100,625 shares of Class A common stock at an exercise price of $2.40. The Warrant will be exercisable for a period of thirteen months following the date of the transaction. Wave realized net proceeds of approximately $4,548,439 after deducting the placement agent fees of $241,500 and additional legal and other fees associated with the issuance of these securities of $40,061. The shares were offered and issued pursuant to the shelf registration statement referred to above.

On February 15, 2006, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 2,782,866 shares of Class A Common Stock for $1.605 per share, to certain purchasers for an aggregate purchase price of $4,466,500. The purchasers were also granted warrants (the “Warrants”) to purchase up to 516,956 shares of Class A common stock at an exercise price of $2.16. The Warrants were exercisable for a period of six months following the date of issuance. All unexercised warrants granted in connection with the February 15, 2006 securities purchase agreement expired on August 16, 2006. Each Warrant was subject to cancellation if the closing bid price of Wave’s common stock exceeded $2.58 for 10 out of 20 consecutive trading days and the Warrant had not been exercised by the close of business on the trading day after the 10th trading day on which the closing bid price exceeded $2.58. The placement agent, JPC Capital Partners, Inc. (formerly Corpfin, Inc.) (the “Placement Agent”) had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $4,250,212 after deducting the placement agent fees of $216,289 and additional legal and other fees associated with the issuance of these securities. The shares were issued pursuant to the shelf registration statement referred to above.

On December 5, 2005, Wave sold and issued 1,994,302 shares of Class A Common Stock for $1.755 per share, for gross proceeds of $3,500,000, for which it received net proceeds of $3,340,890 after paying underwriter and other fees, which totaled $159,110. The purchasers were also issued warrants to purchase 364,583 shares of Common Shares within six months at an exercise price of $2.40 per share. All of these warrants expired unexercised on May 5, 2006.

On August 5, 2005, Wave sold and issued 1,333,333 shares of Class A Common Stock for $2.70 per share, for gross proceeds of $3,600,000, for which it received net proceeds of $3,389,205 after paying underwriter and other fees, which totaled $210,795.

On March 15, 2005, Wave sold 1,553,030 shares of Class A Common Stock for $2.64 per share, for gross proceeds of $4,100,000, for which it received $3,891,959, after paying underwriter and other fees.

On December 16, 2004, Wave sold and issued 1,828,263 shares of Class A Common Stock for an aggregate purchase price of $5,759,030. The Common Shares were priced at $3.15. Wave realized net proceeds of $5,474,728 after deducting placement agent and other fees associated with the issuance of these securities.

On July 30, 2004, Wave sold and issued 1,176,471 shares of Class A Common Stock for an aggregate purchase price of $3,000,000. The shares of Class A Common Stock were priced at $2.55. Wave realized net proceeds of $2,777,897 after deducting placement agent and other fees associated with the issuance of these securities. In addition, a total of 1,176,471 shares were offered in connection with this sale and issuance of these shares, in the form of an additional investment right with an exercise price of $3.00 per share and warrants for 1,470,588 shares at exercise prices ranging from $3.4284 to $3.846 per share. The additional investment right expired on November 2, 2004. All of the warrants expired unexercised during the period January 30, 2005 through January 30, 2006

Exercise of Warrants to Purchase Class A Common Stock

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

On August 1, 2005, Wave received gross proceeds of $2,260,000 less placement agent fees of $90,400 for net proceeds of $2,169,600, for the issuance of 666,667 shares of Class A Common Stock upon partial exercise of a warrant that was granted to an accredited investor as part of a securities purchase agreement with the accredited investor, dated July 30, 2004. The warrants were exercised at a price of $3.39 per share.

Exercise of employee stock options

On December 1, 2006 Wave issued 62,269 shares of Class A Common Stock to Wave and Wavexpress employees for $2.01 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $125,441, from the sale of these shares.

On June 1, 2006 Wave issued 82,706 shares of Class A Common Stock to Wave and Wavexpress employees for $1.96 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $162,393, from the sale of these shares.

On December 1, 2005 Wave issued 79,555 shares of Class A Common Stock to Wave and Wavexpress employees for $2.04 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $162,293, from the sale of these shares.

On June 1, 2005 Wave issued 84,492 shares of Class A Common Stock to Wave and Wavexpress employees for $2.29 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $191,754, from the sale of these shares.

During 2004, employees exercised stock options resulting in the issuance of 11,770 shares of Wave Class A Common Stock for proceeds of $34,295, at an average price of $2.91 per share.

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

Liquidity Requirements and Future Sources of Capital

Wave estimates that its total expenditures to fund operations for the year ending December 31, 2007 will be approximately $22,400,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•       cash on hand of $7,965,994 as of December 31, 2006

•       gross margin contribution from sales and licensing of products

•       additional financings

Given Wave’s capital requirements for the year ending December 31, 2007 as indicated above, and our cash balance as of December 31, 2006, Wave will likely be required to raise additional capital to continue to fund its operations.

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

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with OEM partners as described below. In addition, Wave received revenues from software development and other services. Total cash received from all revenue sources in 2006 was approximately $2,633,000 versus approximately $961,000 for 2005.

In November of 2005, Wave signed a new OEM distribution agreement with Dell that permits Dell to distribute Wave software on certain Dell TPM-equipped business PCs. Wave is being paid a per unit royalty fee for each Dell product shipment which includes Wave’s software. In addition, pursuant to this same agreement, Dell is offering an upgrade package of Wave’s software that purchasers of certain models of TPM-equipped computers may buy. Wave is paid a license fee for each copy of the upgrade package that is purchased. We are working with Dell to market our products in an effort to drive volume of purchases of the upgrade package. However, we have no reliable basis to predict how many upgrade packages will be purchased, and what the resultant revenue to Wave might be from this program. There are no minimum royalty or shipped quantity requirements.

In January of 2006, Wave signed a distribution agreement with Gateway, which permits Gateway to distribute Wave software on Gateway TPM-equipped models. Wave is being paid a per unit royalty fee for each Gateway shipment which includes Wave’s software. In addition, pursuant to this same agreement, it is expected that Gateway is offering an upgrade package of Wave’s software that purchasers of certain models of TPM-equipped computers may buy. Wave will be paid a license fee, for each copy of the upgrade package that is purchased. We are working with Gateway to market our products, in an effort to drive volume of purchases of the upgrade package. However, we have no reliable basis to predict how many upgrade packages will be purchased, and what the resultant revenue to Wave might be from this program. There are no minimum royalty or shipped quantity requirements in this agreement.

In March of 2006, Wave signed a distribution agreement with Broadcom Corporation (“Broadcom”) that permits Broadcom to distribute Wave software on Broadcom TPM-equipped hardware devices. Wave is being paid a per unit royalty fee for each Broadcom shipment, which includes Wave’s software. We are working with Broadcom to market our products in an effort to drive volume of shipments of their TPM-equipped products. There are no minimum royalty or shipped quantity requirements in this agreement.

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

Wave also continues to work with all of its partners and customers to introduce and promote its existing software products and new software products which are under development, in an effort to expand the market for TPM-based secure computing and thereby increase its market share and revenues. However, it should be noted that because of the early stage of Wave’s market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues. Although there has been a substantial increase in the volume of shipments of TPM chips (TPM hardware security that meets the TCG industry standard), which our business model depends upon, this remains a new and developing category within the computer security market, and the ultimate size of this market and the timeframe for its development are unknown and difficult to predict.

The license and distribution agreements referred to above began to generate royalty revenue in the second quarter of 2006. The aggregate amount of royalty revenue from these arrangements in 2006 was a significant contributor to Wave’s revenue growth over the prior year. Revenue from these contracts in future years may also be material. We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products. Enterprise customers are also expressing interest in the upgrade packages offered in connection with these distribution agreements. We recorded modest initial revenues from the sale of license upgrade packages in 2006.

Known Trends and Uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the year ending December 31, 2007, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will likely continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2007. These activities have included the filing of a $25,000,000 S-3 shelf registration with the SEC on December 16, 2005, which was declared effective on January 13, 2006; and the sale of 2,782,866 shares of common stock at $1.605 per share for gross proceeds of $4,466,500 in an initial round of financing under this shelf registration on February 15, 2006, for which we received approximately $4,250,000 in net proceeds. We also granted warrants as part of the February 15 financing that allowed the purchasers to acquire an additional 516,956 shares of Wave common stock for $2.16 per share. On May 8, 2006 an investor exercised one of these warrants for 162,037 shares, at an exercise price of $2.16 per share. Wave received $336,000 from this warrant exercise after subtracting the 4% placement agent fee. The remaining warrants granted in connection with the February 16, 2006 financing, expired on August 15, 2006.

Pursuant to a financing entered into on May 3, 2006 under the same shelf registration statement, we also sold 2,012,500 shares of Wave’s Class A common stock at $2.40 per share for gross proceeds of $4,830,000, for which we received approximately $4,548,439 in net proceeds. In connection with that financing, we also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 100,625 shares of Wave Class A common stock for $2.40 per share. The warrant expires on June 3, 2007.

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

In addition, under the same shelf registration statement, on October 30, 2006, we sold and issued 3,517,240 shares of Wave’s Class A common stock for $2.73 per share. We received gross proceeds from the sales of these shares of $9,602,038. We expect to realize net proceeds of $9,101,224 after paying all transaction costs. In connection with that financing, we also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 175,861 shares of Wave Class A common stock for $2.73 per share. The warrant expires on November 30, 2007.

It is likely that we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending December 31, 2007. The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives. Given the available cash currently on hand and our expenditure forecast for the year ending December 31, 2007, we estimate that we will need to generate at least $11,500,000, in order to continue as a going concern for the next twelve months ending December 31, 2007

Other uncertainties that may impact the future business outlook

Uncertainty exists with respect to the formal SEC investigation described in Item 3, including uncertainty as to the amount of legal costs that Wave may incur in addressing this matter. In addition, the extent of any impact due to negative publicity or perceived negative publicity is unknown.

Because the information security services market and the TCG hardware security category in particular are in early stages of development, customer requirements may change or new competitive pressures can emerge which could require a shift in product development and/or market strategy. Should such shifts occur, they may require development, marketing and sales strategies to re-start or expand, which would likely increase operating costs, requiring additional capital. Such shifts have occurred several times throughout Wave’s history, requiring significant changes in strategy and business plan.

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products. Therefore, if Wave is not able to begin to generate significant revenues by December 31, 2007 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond December 31, 2007.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating leases commitments	$855,992	$970,796	$125,542	$-0-	$1,952,330

Net Operating and Capital Loss Carryforwards

As of December 31, 2006, Wave had available net operating and capital loss carryforwards for Federal income tax purposes of approximately $268.2 million, which expire beginning in 2007 through 2026. Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating and capital loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following. As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

Going Concern Opinion

Wave’s consolidated financial statements as of December 31, 2006 have been prepared under the assumption that we will continue as a going concern. Wave’s independent registered public accounting firm, KPMG LLP, have issued a report dated March 15, 2007, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern. (See Note 2 to Wave’s consolidated financial statements.)

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of analyzing the impact of FIN 48, which is required to be adopted by the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements”. SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. Wave does not expect the new standard to have any material impact on the financial position and results of operations.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

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

None.

Item 9A.                Controls and Procedures

Evaluation of disclosure controls and procedures

Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on their evaluation, our CEO and CFO have concluded, as of the date of such evaluation, that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Wave’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Wave’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Wave’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making its assessment, Wave’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control Integrated Framework”. Based on this assessment, Wave’s management concluded that, as of

December 31, 2006, its internal control over financial reporting is effective based on those criteria. Wave’s Independent Registered Public Accounting Firm, KPMG LLP, has issued an attestation report on management’s assessment of Wave’s internal control over financial reporting, which is included following this report.

Dated: March 16, 2007
WAVE SYSTEMS CORP.
By:	/s/ STEVEN K. SPRAGUE		By:	/s/ GERARD T. FEENEY
	Name:	Steven K. Sprague		Name:	Gerard T. Feeney
	Title:	President and Chief Executive Officer		Title:	Senior Vice President of Finance and Administration, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wave Systems Corp.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Wave Systems Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Wave Systems Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Wave Systems Corp’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Wave Systems Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Wave Systems Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wave Systems Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements. Our report dated March 15, 2007 contains an explanatory paragraph that states that the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. Our report also contains an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payments.”

/s/ KPMG LLP

Boston, Massachusetts
March 15, 2007

Changes in internal controls

There have been no changes in Wave’s internal controls over financial reporting that occurred during Wave’s fourth fiscal quarter that have materially affected, or are reasonably likely to affect, Wave’s internal control over financial reporting.

Item 9B.               Other Information

Not Applicable.

PART III

Item 10.                 Directors and Executive Officers and Corporate Governance of the Registrant

Information concerning Wave’s directors, executive officers, promoters and control persons will appear in Wave’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Election of Directors.” Such information is incorporated herein by reference.

Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in Wave’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Compliance with Section 16(a) of the Exchange Act.” Such information is incorporated herein by reference.

Information concerning Wave’s Audit Committee will appear in Wave’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “The Board of Directors and its Committees” Such information is incorporated herein by reference.

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

Item 11.                 Executive Compensation

Information regarding executive compensation will appear in Wave’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Executive Compensation.”  Such information is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in Wave’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Security Ownership of Certain Beneficial Owners and Management.”  Such information is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions and director independencewill appear in Wave’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Certain Relationships and Related Transactions.”  Such information is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

Information regarding Wave’s principal accountant’s fees will appear in Wave’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2007, under the caption “Certain Relationships and Related Transactions.”  Such information is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements:

Page(s)
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-2
Consolidated Statements of Operations for each of the years ended December 31, 2006, 2005 and 2004	F-3
Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Income (Loss) for each of the years ended December 31, 2006, 2005 and 2004	F-4
Consolidated Statements of Cash Flows for each of the years ended December 31, 2006, 2005 and 2004	F-6
Notes to Consolidated Financial Statements	F-7

(a) (2)    Financial Statement Schedules:

All schedules have been omitted since they are either not required or not applicable.

(a) (3) Exhibits:

Exhibit No.		Description of Exhibit
3.1*	—	Restated Certificate of Incorporation of Wave, as amended (incorporated by reference to Exhibit 3.1 of Wave’s Quarterly Report on Form 10-Q, filed on August 9, 2006, File No. 0-24752)
3.2*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave’s Registration Statement on Form S-1, File No. 33-75286)
4.1*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave’s Registration Statement on Form S-1, File No. 33-75286)
4.2*	—	Form of Representative’s Warrant Agreement, including the form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 of Wave’s Registration Statement on Form S-1, File No. 33-75286).
4.3*	—

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

Form of Subscription Agreement dated as of October 30, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on October 31, 2006, File # 0-24752)

10.3*	—

Form of Subscription Agreement dated as of August 4, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on August 8, 2006, File # 0-24752)

10.4*	—	Form of Subscription Agreement dated as of May 3, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on May 8, 2006, File # 0-24752)
10.5*	—	Reserved
10.6*	—

Securities Purchase Agreement dated as of December 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on December 7, 2005, File # 0-24752)

10.7*	—

Securities Purchase Agreement dated as of August 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on August 8, 2005, File # 0-24752)

10.8*	—

Securities Purchase Agreement dated as of March 15, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on March  17, 2005, File # 0-24752)

†10.9*	—	Wave’s Amended and Restated 1994 Stock Option Plan (incorporated by reference to Wave’s Notice of Annual Meeting of Stockholders on Schedule 14A filed on April 29, 2004,)
†10.10*	—	Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Wave’s Notice of Annual Meeting of Stockholders on Schedule 14A filed on April 29, 2004)
†10.11*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
†10.12*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave’s Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).
†10.13*	—

Employment Contract, dated November 10, 1998, between Steven Sprague and Wave (incorporated by reference to Exhibit 10.19 of Wave’s Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).

10.14*	—

Asset Purchase Agreement dated August 13, 2000, by and among Wave and Indigo Networks, LLC (incorporated by reference to Exhibit 99.1 of Wave’s Current Report on Form 8-K, filed on September 15, 2000, File #0-24752)

10.15*	—

Office Building Lease dated October 20, 2002 between Stevens Creek Investors, LLC and Wave (incorporated by reference to Exhibit 10.13 of Wave’s Annual Report on Form 10-K, filed on March 31, 2003, File #0-24752)

10.16*	—

Form of Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.15 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

10.17*	—

First Amendment to Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.16 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

10.18*	—

Termination Agreement and Mutual Release between Wave Systems Corp. and SSP Solutions, Inc. date September 30, 2002 (Incorporated herein by referenced to Exhibit 10.1 of Wave’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)

10.19*	—

Subordinated Convertible Promissory Note between Wave Systems Corp. and SSP Solutions, Inc. dated September 30, 2002 (Incorporated herein by referenced to Exhibit 10.2 of Wave’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)

10.20*	—

Share Purchase Agreement between Redwave plc, GlobalWave Group plc and Wave Systems Corp. dated June 19, 2002 (Incorporated herein by referenced to Exhibit 10.3 of Wave’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)

10.21*	—

GlobalWave Group plc Notice of Extraordinary General Meeting dated June 20, 2002 (Incorporated herein by referenced to Exhibit 10.4 of Wave’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)

10.22*	—

Joint Venture Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.20 of Wave’s Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)

10.23*	—

Stockholder Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.21 of Wave’s Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)

10.24*	—

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

10.27*	—

Series B Common Stock Purchase Warrant to Purchase 882,353 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.4 of Wave’s Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)

10.28*	—	Placement Agency Agreement between Corpfin Inc. and Wave (incorporated by reference to Exhibit 10.5 of Wave’s Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)
10.29*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on May 5, 2006, File #0-24752)
10.30*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on August 8, 2006, File #0-24752)
10.31*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave’s Current Report on Form 8-K, filed on October 31, 2006, File #0-24752)

21.1*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave’s Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
23.1	—	Consent of Independent Registered Public Accounting Firm—KPMG LLP
31.1	—	Section 302 Certification by Steven K. Sprague, President and Chief Executive Officer
31.2	—	Section 302 Certification by Gerard T. Feeney, Chief Financial Officer
32.1	—	Section 906 Certification
99.1*	—

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

Dated: March 16, 2007

WAVE SYSTEMS CORP.
By:	/s/ STEVEN K SPRAGUE
Name: Steven K. Sprague
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ STEVEN K. SPRAGUE	President, Chief Executive Officer	March 16, 2007
Steven K. Sprague	and Director
/s/ JOHN E. BAGALAY, JR.	Chairman	March 16, 2007
John E. Bagalay, Jr.
/s/ GEORGE GILDER	Director	March 16, 2007
George Gilder
/s/ JOHN E. MCCONNAUGHY, JR.	Director	March 16, 2007
John E. McConnaughy, Jr.
/s/ NOLAN BUSHNELL	Director	March 16, 2007
Nolan Bushnell
/s/ GERARD T. FEENEY	Senior Vice President, Finance and Administration, Chief Financial	March 16, 2007
Gerard T. Feeney	Officer and Secretary (Principal
Financial Officer and Duly Authorized
Officer of the Registrant)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Wave Systems Corp.:

We have audited the accompanying consolidated balance sheets of Wave Systems Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3 to the consolidated financial statements, Wave Systems Corp. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” effective January 1, 2006, utilizing the modified prospective application transition method.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wave Systems Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG

Boston, Massachusetts
March 15, 2007

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$ 7,965,994	$ 2,006,022
Accounts Receivable, net of allowance for doubtful accounts of $40,547 and $14,087 at December 31, 2006 and 2005, respectively	635,852	334,659
Prepaid expenses	206,835	139,686
Total current assets	8,808,681	2,480,367
Property and equipment, net	419,724	754,153
Other assets	131,272	195,245
Total Assets	9,359,677	3,429,765
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	3,035,349	3,089,150
Deferred revenue	404,059	503,630
Total current liabilities	3,439,408	3,592,780
Liability for warrants containing cash settlement provisions	—	2,794
Total liabilities	3,439,408	3,595,574
Stockholders’ Equity (Deficiency):
Common Stock, $.01 par value. Authorized 150,000,000 shares as Class A; 42,203,773 shares issued and outstanding in 2006 and 31,113,918 in 2005	422,038	311,139
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 39,232 shares issued and outstanding in 2006 and 58,575 in 2005	392	586
Capital in excess of par value	309,029,938	284,269,292
Accumulated deficit	(303,532,099)	(284,746,826)
Total Stockholders’ Equity (Deficiency)	5,920,269	(165,809)
Total Liabilities and Stockholders’ Equity	$ 9,359,677	$ 3,429,765

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2006, 2005, 2004

	2006	2005	2004
Net revenues:
Licensing	$ 2,672,161	$ 974,058	$ 183,318
Services	444,220	44,406	18,833
Hardware products	—	—	7,160
Total net revenues	3,116,381	1,018,464	209,311
Cost of sales:
Licensing	700,766	682,179	133,468
Services	282,905	44,674	13,589
Hardware Products	—	—	4,647
Total cost of sales	983,671	726,853	151,704
Gross profit	2,132,710	291,611	57,607
Operating expenses:
Selling, general and administrative	12,598,389	11,560,039	12,255,427
Research and development	8,486,368	6,937,618	6,852,754
Write-off of intangibles and other impaired assets	—	—	301,366
Total operating expenses	21,084,757	18,497,657	19,409,547
Operating loss	(18,952,047)	(18,206,046)	(19,351,940)
Other income:
Interest income	163,980	70,779	24,931
Gain on sale of marketable securities	—	80,971	4,330,248
Unrealized gain on decrease in value of warrant liability	2,794	490,334	498,723
Other income	—	1,500	—
Total other income	166,774	643,584	4,853,902
Net loss	(18,785,273)	(17,562,462)	(14,498,038)
Loss per common share—basic and diluted	$ (0.51)	$ (0.63)	$ (0.63)
Weighted average number of common sharesoutstanding during the year	36,735,059	27,726,221	23,013,554

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficiency) And Comprehensive Income (Loss)

	Class A Common Stock		Class B Common Stock		Capital in Excess	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Income	Total
Balance at December 31, 2003	22,376,035	$ 223,759	68,575	$ 686	$ 262,836,048	$ (252,686,326)	$ 3,640,469	$ 14,014,636
Net loss	—	—	—	—	—	(14,498,038)	—	(14,498,038)
Unrealized Gain on Marketable Securities:
Unrealized holding gains during the period	—	—	—	—	—	—	1,156,321	—
Less: reclassification adjustment for gain included in net income	—	—	—	—	—	—	(4,330,248)	(3,173,927)
Comprehensive loss	—	—	—	—	—	—	—	(17,671,965)
Issuance of Class A Common Stock at $2.55 per share, net of issuance costs of $222,101	1,176,471	11,765	—	—	2,766,132	—	—	2,777,897
Issuance of Class A Common Stock at $3.15 per share, net of issuance costs of $284,300	1,828,263	18,283	—	—	5,456,445	—	—	5,474,728
Issuance of Class A Common Stock upon exercise of employee stock options	11,770	118	—	—	34,177	—	—	34,295
Issuance of warrants to purchase Class A Common Stock for services	—	—	—	—	80,609	—	—	80,609
Balance as of December 31, 2004	25,392,539	$ 253,925	68,575	$ 686	$ 271,173,411	$ (267,184,364)	$ 466,542	$ 4,710,200
Net loss	—	—	—	—	—	(17,562,462)	—	(17,562,462)
Unrealized loss on marketable securities:
Unrealized holding losses during the period	—	—	—	—	—	—	(385,571)
Less: reclassification adjustment for gain included in net income	—	—	—	—	—	—	(80,971)	(466,542)
Comprehensive loss	—	—	—	—	—	—	—	(18,029,004)
Issuance of Class A Common Stock at $2.64 per share, less issuance cost of $208,041	1,553,030	15,530	—	—	3,876,429	—	—	3,891,959
Issuance of Class A Common Stock at $2.70 per share, less issuance cost of $210,975	1,333,333	13,333	—	—	3,375,872	—	—	3,389,205
Issuance of Class A Common Stock at $1.755 per share, less issuance cost of $159,110	1,994,302	19,943	—	—	3,320,947	—	—	3,340,890
Warrants Exercised at $3.39 per share, less issuance cost of $90,400	666,667	6,667	—	—	2,162,933	—	—	2,169,600
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $2.26 per share	84,492	845	—	—	190,909	—	—	191,754
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $2.04 per share	79,555	796	—	—	161,497	—	—	162,293
Compensation cost for stock options granted to consultant	—	—	—	—	7,294	—	—	7,294
Exchange of Class B Common Stock for Class A Common Stock	10,000	100	(10,000)	(100)	—	—	—	—
Balance as of December 31, 2005	31,113,918	$ 311,139	58,575	$ 586	$ 284,269,292	$ (284,746,826)	$ —	$ (165,809)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficiency) And Comprehensive Income (Loss)—(Continued)

	Class A Common Stock		Class B Common Stock		Capital in Excess	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Income	Total
Balance at December 31, 2005	31,113,918	$ 311,139	58,575	$ 586	$ 284,269,292	$ (284,746,826)	$ —	$ (165,809)
Net loss	—	—	—	—	—	(18,785,273)	—	(18,785,273)
Issuance of Class A Common Stock at $1.605 per share, less issuance cost of $216,291	2,782,866	27,829	—	—	4,222,383	—	—	4,250,212
Issuance of Class A Common Stock at $2.40 per share, less issuance cost of $281,561	2,012,500	20,125	—	—	4,528,314	—	—	4,548,439
Issuance of Class A Common Stock at $2.05 per share, less issuance cost of $261,968	2,336,752	23,367	—	—	4,505,007	—	—	4,528,374
Issuance of Class A Common Stock at $2.73 per share, less issuance cost of $500,814	3,517,230	35,172	—	—	9,066,052	—	—	9,101,224
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.9635 per share	82,706	827	—	—	161,566	—	—	162,393
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $2.0145 per share	62,269	623	—	—	124,818	—	—	125,441
Warrants Exercised at $2.16 per share, less issuance cost of $14,000	162,037	1,620	—	—	334,380	—	—	336,000
Warrants Exercised at $2.40 per share, less issuance cost of $11,000	114,583	1,146	—	—	262,854	—	—	264,000
Cash paid for fractional shares in reverse stock split	(431)	(4)	—	—	(770)	—	—	(774)
Stock-based compensation	—	—	—	—	1,556,042	—	—	1,556,042
Exchange of Class B Common Stock for Class A Common Stock	19,343	194	(19,343)	(194)	—	—	—	—
Balance as of December 31, 2006	42,203,773	$ 422,038	39,232	$ 392	$ 309,029,938	$ (303,532,099)	$ —	$ 5,920,269

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005, 2004

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(18,785,273)	$(17,562,462)	$(14,498,038)
Adjustments to reconcile net loss to net cashused in operating activities:
Depreciation and amortization	663,033	841,729	854,629
Realized gain on marketable securities	—	(80,971)	(4,330,248)
Warrants issued as compensation for services	—	—	80,609
Write-off of impaired assets	—	—	301,366
Gain on decrease in value of warrant liability	(2,794)	(490,334)	(498,723)
Compensation associated with issuance of stock options	1,556,042	7,294	—
Changes in assets and liabilities:
(Decrease) increase in deferred revenue	(99,571)	152,440	276,968
(Increase) decrease in accounts receivable	(301,193)	(236,018)	9,633
(Increase) decrease in prepaid expenses	(67,149)	34,230	(76,718)
Decrease (increase) in other assets	63,973	23,935	93,570
(Decrease) increase in accounts payable and accrued expenses	(53,801)	189,086	63,540
Decrease in amounts due to charities	—	—	(243,197)
Decrease in cash collected on behalf of charities	—	—	211,717
Net cash used in operating activities	(17,026,733)	(17,121,071)	(17,754,892)
Cash flows from investing activities:
Acquisition of property and equipment	(328,604)	(160,829)	(304,172)
Proceeds provided by sale of marketable equity securities	—	336,309	6,759,751
Net cash provided by (used in) investing activities	(328,604)	175,480	6,455,579
Cash flows from financing activities:
Net proceeds from issuance of common stock	22,428,249	10,622,054	8,252,625
Proceeds from employee stock purchase plan	287,834	354,047	—
Proceeds from employee options under stock plans	—	—	34,295
Proceeds from exercise of warrants	600,000	2,169,600	—
Payment in lieu of fractional shares in reverse stock split	(774)	—	—
Net cash provided by financing activities	23,315,309	13,145,701	8,286,920
Net increase (decrease) in cash and cash equivalents	5,959,972	(3,799,890)	(3,012,393)
Cash and cash equivalents at beginning of year	2,006,022	5,805,912	8,818,305
Cash and cash equivalents at end of year	$7,965,994	$2,006,022	$5,805,912

See accompanying notes to consolidated financial statements.

(1) Business of the Company

Wave Systems Corp. develops, produces and markets products for hardware-based digital security including security applications and services that are complementary to and compliant with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org (“TCG”). Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues facing the industry. These issues include the following: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security, and regulatory compliance. Wave’s products are designed to solve many of these digital security issues.

Prior to January 1, 2006, the financial statements of Wave were presented in the development stage format as prescribed by Statement of Financial Accounting Standards No. 7—“Accounting and Reporting by Development Stage Enterprises.”

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

(2) Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2006, has an accumulated deficit of $303,532,099. We also expect Wave will incur an operating loss for the calendar year of 2007. As of December 31, 2006, we had working capital of $5,369,273.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications. However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the year ending December 31, 2007.

Because Wave does not have sufficient cash to fund operations for the year ending December 31, 2007; and given the uncertainties described above with respect to Wave’s revenue outlook for 2007, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2007. These activities included the filing of a second $25,000,000 S-3 shelf registration with the SEC on December 16, 2005, which was declared effective on January 31, 2006; and the subsequent sale of 10,811,385 shares of common stock pursuant to this shelf registration statement, for gross proceeds of $24,038,881 during 2006. Wave received net proceeds of $22,428,249 from these sales of common stock and $336,000 from the exercise of a warrant granted to an investor as part of this financing after paying underwriter and other issuance costs totaling $1,274,632 in connection with the sale and issuance of these shares. The remaining $961,119 of gross proceeds under this shelf, are reserved for warrants for the issuance of 393,323 shares of common stock at exercise prices ranging from between $2.05 and $2.73 per share. These warrants expire June 3, 2007 through November 30, 2007.

(2) Liquidity (Continued)

On May 8, 2006, an investor also exercised a warrant issued by Wave to that investor in connection with Wave’s December 5, 2005 financing. The warrant was exercised in full for 114,583 shares of

Wave Class A Common Stock, at an exercise price of $2.40 per share. Wave received $264,000 from the exercise of this warrant after subtracting the 4% placement agent fee.

Also, previously, on April 15, 2004 Wave filed a $25,000,000 registration statement with the SEC, under which Wave has drawn down a total of $22,494,000 in gross proceeds, through various sales of common stock and issuances of Warrants (See footnote 8). There remains approximately $2,506,000 in gross proceeds available under the April 15, 2004 shelf registration statement, which may be used for future financings.

It is likely that we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve months ending December 31, 2007.

Considering our current cash balance, we project that we have enough liquid assets to continue operating into May 2007. We estimate we will need a minimum of $11,500,000 of additional cash from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the year ending December 31, 2007.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, we could be forced to reduce expenses which may significantly impede our ability to meet our sales, marketing and development objectives, cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through December 31, 2007 and beyond, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

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

(c) Method of Accounting for Joint Ventures

Wave accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture’s operating and financial policies. The

(3) Significant Accounting Policies (Continued)

financial statements of joint ventures in which Wave owns greater than a fifty percent interest are consolidated with Wave’s financial statements (see note 10).

(d) Cash and Cash Equivalents

Wave considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are custodial with two major financial institutions.

(e) Marketable Securities

Investments, which consist solely of equity securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No.115, investments are classified as “trading”, “available-for sale” or “held to maturity”. “Trading” securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. “Available-for-sale” securities are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders’ equity. Unrealized losses that are determined to be other than temporary are recognized as charges against earnings. Factors considered when determining if an other than temporary decline has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. “Held to maturity” securities are debt securities that are intended to be held to maturity and are recorded at amortized cost. Wave held no marketable securities as of December 31, 2005 and 2006.

(f) Allowance For Doubtful Accounts

The determination of the allowance for doubtful accounts is based on management’s estimate of uncollectible accounts receivable. Management records specific reserves for receivable balances that are considered high risk due to known facts regarding the customer.

(g) Concentrations of Credit Risks

Sales to our largest customer in 2006, Dell, Inc., were approximately 35% of revenue. Accounts receivable at December 31, 2006 included receivables from Dell, Inc. of $272,825. Sales to our largest customer in 2005, ST Microelectronics, were approximately 44% of revenue. Accounts receivable at December 31, 2005 included receivables from ST Microelectronics of $144,373. Sales to our largest customer in 2004, the US Government, were approximately 39% of revenue. There were no outstanding receivables due from this customer at December 31, 2004.

(h) Property and Equipment

Property and equipment, including purchased computer software, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from between three to five years. Amortization of leasehold improvements is computed using the shorter of the useful life or remaining lease term.

(3) Significant Accounting Policies (Continued)

(i) Income Taxes

Wave accounts for income taxes under the asset and liability method. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2006 and 2005, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

(j) Share-based Payments

On January 1, 2006, Wave adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

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

Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, Wave’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R) (See footnote 8).

(k) Research and Development and Software Development Costs

Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” which requires software development costs for products that have achieved commercial marketability to be capitalized subsequent to the establishment of a product’s technological feasibility and prior to general release of the product. Wave did not capitalize any software development costs for 2006 or 2005. Amortization of capitalized software costs for the years ended December 31, 2006, 2005 and 2004 was $382,287, $621,419 and $538,781, respectively

(3) Significant Accounting Policies (Continued)

(l) Loss Per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share had their effect not been anti-dilutive for each of the years ended December 31, 2006, 2005 and 2004 were approximately 121,000 shares, 67,000 shares and 87,000 shares, respectively. Employee stock options and other stock warrants to purchase a weighted average of approximately 5,577,000, 5,515,000 and 4,753,000 shares were outstanding for the years ended December 31, 2006, 2005 and 2004 respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

(m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

Wave reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) and SFAS No.86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS No. 86”), respectively. Wave is required to assess the recoverability of long-lived assets and capitalized software development costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

(3) Significant Accounting Policies (Continued)

(n)   Revenue Recognition

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

(o)   Accounting for Warrants Containing Cash Settlement Provisions

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

(3) Significant Accounting Policies (Continued)

marked to market at the end of each period, with any resulting difference in fair value to be recorded as income or loss, through the company’s statement of operations, depending upon whether the difference results in a gain or loss.

On November 18, 2003, Wave granted warrants to purchase 310,436 shares of Wave common stock at an exercise price of $7.86 per share, in connection with a private placement of common stock with a group of accredited investors. The warrants had a three-year term. The contract underlying the warrants included a provision that would require Wave to pay liquidated damages in cash to the warrant holders if the warrants are “in the money” and the registration statement underlying such shares ceases to remain continuously effective. Because of this provision, the contract is considered to contain a net cash settlement provision as defined in EITF 00-19. Accordingly, Wave recorded a liability in its balance sheet that was valued at $-0- as of December 31, 2006, and $2,794 as of December 31, 2005. The decreases in fair value of the liability associated with the warrants of $2,794, $490,334 and $498,723 were recorded as an unrealized gain in Wave’s statement of operations in the years ended December 31, 2006, 2005 and 2004 respectively, in accordance with EITF 00-19. These warrants expired unexercised on November 24, 2006.

(p)   Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (as amended)—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of analyzing the impact of FIN 48, which is required to be adopted by the first quarter of 2007.

In September 2006, the FASB issued SFAS No. 157, “Accounting for Fair Value Measurements”. SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. Wave does not expect the new standard to have any material impact on the financial position and results of operations.

(4) Related Party Transactions

In March 2003, Mr. Peter Sprague, who is the former Chairman of Wave, was appointed Chairman and Chief Executive Officer of Wavexpress. Mr. Sprague was paid $129,000 for each of the years ended December 31, 2006, 2005 and 2004, respectively in salary as an officer of Wavexpress. Mr. Peter Sprague is the father of Wave’s President and Chief Executive Officer, Steven Sprague.

On August 1, 1997, Michael Sprague became an employee of Wave and was paid a salary of $150,000, $150,000 and $150,000 for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, lease payments were made to Michael Sprague in the amount of $48,750 for the year ended December 31, 2006. These payments were for property occupied by Wavexpress and owned by Michael Sprague. This lease agreement was in effect for the period of April 15, 2006 through October 31, 2006. This lease agreement has since been terminated. Michael Sprague is the brother of Steven Sprague and the son of Wave’s former Chairman, Peter Sprague.

(5) Property and Equipment

Property and equipment as of December 31 consisted of the following:

	2006	2005
Computer equipment	$3,308,529	$6,003,899
Furniture, fixtures and improvements	231,162	887,843
Computer software	2,502,054	4,821,247
	6,041,745	11,712,989
Less: Accumulated depreciation and amortization	5,622,021	10,958,836
Total	$419,724	$754,153

The decrease in the value of the historical cost and accumulated depreciation balances reflected above resulted from the retirement of fully depreciated assets totaling approximately $5,983,000 for the year ended December 31, 2006.

Computer software includes $1,864,256 of capitalized software development costs pursuant to SFAS 86 as of December 31, 2006 and 2005. Capitalized software pursuant to SFAS 86 is amortized over a three-year life using the straight-line method, once the product is ready to bring to market.

Depreciation and amortization expense on property and equipment amounted to approximately $663,000, $842,000 and $855,000 for the years ended December 31, 2006, 2005, 2004, respectively.

(6) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31 consisted of the following:

	2006	2005
Accounts payable	$910,935	$993,926
Accrued consulting and professional fees	351,083	472,290
Accrued payroll and related costs	1,232,924	1,139,814
State & local taxes payable	173,539	92,397
Accrued software licenses	162,500	162,500
Other accrued expenses	204,368	228,223
Total accounts payable and accrued expenses	$3,035,349	$3,089,150

(7) Common Stock

On October 30, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 3,517,230 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $9,602,038. These shares were priced at $2.73 per share. Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 175,861 shares of Class A common stock at an exercise price of $2.73. The Warrant expires on November 30, 2007. Wave realized net proceeds of $9,101,224 after deducting the placement agent fees of $484,000 and additional legal and other fees associated with the issuance of the securities which totaled $16,814. The shares sold on October 30, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

(7) Common Stock (Continued)

On August 4, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,336,752 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $4,790,342. These shares were priced at $2.05 per share. Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 116,837 shares of Class A common stock at an exercise price of $2.05. The Warrant expires on September 3, 2007. Wave realized net proceeds of $4,528,374 after deducting the placement agent fees of $239,517 and additional legal and other fees associated with the issuance of these securities which totaled $22,451. The shares sold on August 4, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

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

On May 3, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,012,500 shares of Class A Common Stock to certain purchasers for an aggregate purchase price of $4,830,000. The shares were priced at $2.40 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 100,625 shares of Class A common stock at an exercise price of $2.40. The Warrant is exercisable for a period of thirteen months following the date of the transaction. Wave realized net proceeds of $4,548,439 after deducting the placement agent fees of $241,500 and additional legal and other fees associated with the issuance of these securities, which were $40,061. The shares were offered and issued pursuant to the shelf registration statement referred to above.

On February 15, 2006, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 2,782,866 shares of Class A Common Stock for $1.605 per share, to certain purchasers for an aggregate purchase price of $4,466,500. The purchasers were also granted warrants (the “Warrants”) to purchase up to 516,956 shares of Class A common stock at an exercise price of $2.16. The Warrants were exercisable for a period of six months following the date of issuance. Warrants to purchase 162,037 shares were exercised on May 8, 2006, as described above. The remaining warrants to purchase 354,919 shares expired unexercised on August 16, 2006. Each Warrant was subject to cancellation if the closing bid price of Wave’s common stock exceeded $2.58 for 10 out of 20 consecutive trading days and the Warrant had not been exercised by the close of business on the trading day after the 10th trading day on which the closing bid price exceeded $2.58. The placement agent, JPC Capital Partners, Inc. (formerly Corpfin, Inc.) (the “Placement Agent”) had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $4,250,212 after deducting the placement agent fees of $216,291 and additional legal and other fees associated with the issuance of these securities. The shares were issued pursuant to the shelf registration statement referred to above.

(7) Common Stock (Continued)

On December 5, 2005, Wave entered into a Securities Purchase Agreement, pursuant to which Wave sold and issued 1,994,302 shares of Class A Common Stock, par value $.01 per share, to certain purchasers who are parties to the Purchase Agreement for an aggregate purchase price of $3,500,000. The Common Shares were priced at $1.755 per share. JPC Capital Partners, Inc. (formerly Corpfin Inc.) (the “Placement Agent”), had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave paid the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $3,340,890 after deducting placement agent and other fees associated with the issuance of these securities.

On August 5, 2005, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 1,333,333 shares of Class A Common Stock, par value $.01 per share, for $2.70 per share, to certain purchasers who are parties to the Purchase Agreement for an aggregate purchase price of $3,600,000. The Placement Agent had entered into a placement agency agreement with Wave in which they agreed to act as a placement agent in connection with the offering. Wave has agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $3,389,205 after deducting the placement agent fees of $144,000 and additional legal and other fees associated with the issuance of these securities of $66,795.

On August 1, 2005, Wave received gross proceeds of $2,260,000 less placement agent fees of $90,400 for net proceeds of $2,169,600, for the issuance of 666,667 shares of Class A Common Stock upon partial exercise of a warrant that was granted to an accredited investor as part of a securities purchase agreement with the accredited investor, dated July 30, 2004. The warrants were exercised at a price of $3.39 per share.

On March 15, 2005, Wave entered into a securities purchase agreement, pursuant to which Wave sold and issued 1,553,030 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $4,100,000. The shares of Class A Common Stock were priced at $2.64. The Placement Agent, had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave paid the placement agent a fee equal to 4% of the gross proceeds of this offering. Wave realized net proceeds of $3,891,959 after deducting placement agent and other fees associated with the issuance of these securities, which totaled $208,041.

On December 16, 2004, Wave entered into a Securities Purchase Agreement, pursuant to which Wave sold and issued 1,828,263 shares of Class A Common Stock, par value $.01 per share, to certain purchasers who are parties to this purchase agreement for an aggregate purchase price of $5,759,030. The Common Shares were priced at $3.15. The Placement Agent had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave paid the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $5,474,728 after deducting placement agent and other fees associated with the issuance of these securities.

On July 30, 2004, Wave entered into a securities purchase agreement, pursuant to which Wave sold and issued 1,176,471 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,000,000. The shares of Class A Common Stock were priced at $2.55. Wave realized net proceeds of $2,777,897 after deducting placement agent and other fees associated with the issuance of these securities. Wave also granted warrants to purchase up to 1,470,588 shares of Class A Common Stock, in connection with this securities purchase agreement.

The warrants granted in this transaction were made up of two different series, Series A and Series B. The Series A warrants were exercisable for up to 1,176,471 shares of Class A Common Stock at an exercise price of $3.45 per share. The Series A warrants were exercisable from January 30, 2005, until August 1, 2005. The Series B warrants were exercisable for up to 294,118 shares of Class A Common Stock at an exercise price of $3.90 per share. The Series B warrants were exercisable from July 30, 2005, until

(7) Common Stock (Continued)

January 30, 2006. The Series A and Series B warrants issued in this transaction carried a subsequent equity clause that required Wave to adjust the initial exercise price, pro-rata, for any subsequent equity sales that were made at a price that was lower than the initial exercise price. As a result of several sales of common stock subsequent to the July 30, 2004 securities purchase agreement, the exercise prices of the Series A and Series B warrants were adjusted to $3.39 and $3.60, respectively, in accordance with the formula pursuant to the warrant agreements. On August 1, 2005 a Series A Warrant holder exercised a portion of the Series A Warrant for a total of 666,667 shares at an exercise price of $3.39 per share, for aggregate gross proceeds of $2,260,000, less placement agent fees of $90,400, for net proceeds of $2,169,600. The remaining Series A warrants for 509,804 shares expired on August 1, 2005. All of the Series B Warrants granted in connection with the July 30, 2004 securities purchase agreement expired unexercised on January 30, 2006.

Wave also granted the purchaser a 90-day additional investment right. The additional investment right granted in this transaction allowed the purchaser to purchase up to 1,176,471 additional shares of Class A Common Stock at a price of $3.00 per share, and expired on November 2, 2004 unexercised. These shares would have been drawn-down off of the shelf registration statement, had the investment right been exercised.

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

On December 1, 2006 Wave issued 62,269 shares of Class A Common Stock to Wave and Wavexpress employees for $2.01 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $125,441, from the sale of these shares.

On June 1, 2006 Wave issued 82,706 shares of Class A Common Stock to Wave and Wavexpress employees for $1.96 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $162,393, from the sale of these shares.

On December 1, 2005 Wave sold 79,555 shares of Class A Common Stock to Wave and Wavexpress employees for $2.04 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $162,293, from the sale of these shares.

On June 1, 2005 Wave sold 84,492 shares of Class A Common Stock to Wave and Wavexpress employees for $2.26 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $191,754, from the sale of these shares.

(8) Share-based Compensation

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

(8) Share-based Compensation (Continued)

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

On January 1, 2006, Wave adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. SFAS No. 123(R) supersedes Wave’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, Wave measured compensation cost for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, Wave’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006, was $1,556,042. Stock-based compensation expense for the year ended December 31, 2005 under APB No. 25 and the related interpretations was $7,294. There was no stock-based compensation expense recognized for the year ended December 31, 2004. SFAS 123(R) requires that the classification of the cost of share based compensation, in the

(8) Share-based Compensation (Continued)

statement of operations, is consistent with the nature of the services being rendered in exchange for the share based payment.  The following table summarizes the effect of share based compensation in Wave’s statement of operations, year ended December 31, 2006:

Cost of Sales	$ 25,577
Selling, General & Administrative	1,056,013
Research & Development	474,453
Total	$ 1,556,043

Wave uses the Black-Scholes-Merton option pricing model to value stock options. The Black-Scholes-Merton model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the company’s stock price, the weighted-average, risk-free interest rate and the weighted-average expected term of the options. As Wave does not pay dividends, the dividend rate variable in the Black-Scholes-Merton model is zero. The following values for the indicated variables were used to value options granted during the year ended December 31, 2006.

	Stock Option Plans	Stock Purchase Plan
Expected Term (in years)	5 Years	6 Months
Risk-free Rate—range	4.13% - 5.11%	3.28% - 4.95%
Risk-free Rate—wt. avg.	4.68%	4.49%
Expected Volatility—range	95.4% - 100.5%	55.4% - 71.31%
Expected Volatility—wt. avg.	99.72%	58.89%
Dividend Yield	0%	0%

The volatility assumptions are based on the historical weekly price data of Wave’s stock over a period equivalent to the weighted average expected term of the options. Management did not identify any factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility.

The risk-free interest rate assumption is based upon the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option granted.

The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. For Wave’s stock option plans, it is based upon an analysis of the historical behavior of option holders during the period from January 1, 2000 to December 31, 2005. Management believes historical data is representative of future exercise behavior. For Wave’s Employee Stock Purchase Plan, the expected term of six months, is the length of each purchase period, pursuant to the plan.

As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. The estimated forfeiture rates used in the calculation of share-based compensation expense ranged from 17.74% to 19.41% for the year ended December 31, 2006. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

(8) Share-based Compensation (Continued)

A summary of option activity for all Wave option plans through December 31, 2006 follows:

	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at Beginning of year	4,122,870	$ 11.46	3,779,018	$ 12.60	3,180,226	$ 15.09
Granted	1,048,517	1.91	503,208	3.00	781,513	3.66
Forfeited	(114,025)	2.83	(88,310)	3.36	(81,699)	5.09
Expired	(231,434)	24.51	(71,046)	21.19	(90,086)	30.80
Exercised	—		—		(10,936)	3.12
Balance at end of year	4,825,928	8.97	4,122,870	11.46	3,779,018	12.60
Exercisable at end of year	3,329,847	$ 11.94	2,967,657	$ 14.58	2,427,476	$ 17.37
Additional shares available for grant at end of year	1,930,265		2,774,972		2,300,300

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.46, $2.43 and $3.09, respectively.

The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2006 were 5.8 and 4.5 years, respectively.

As of December 31, 2006, unrecognized stock-based compensation related to stock options was approximately $994,000. At December 31, 2006, the weighted average period this cost is expected to be expensed is 2.0 years. The total fair value of shares that vested during the years ended December 31, 2006, 2005 and 2004 was approximately $1,788,000, $757,000 and $1,160,000, respectively.

As of December 31, 2006, the intrinsic value of outstanding, vested and currently exercisable share options was $41,000.

The following table summarizes information about stock options outstanding under the Wave stock options plans as of December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 – $2.00	928,634	9.0	$ 1.87	13,332	$ 1.65
$2.01 – $3.00	821,029	7.0	2.64	563,589	2.74
$3.01 – $4.25	546,081	5.8	3.31	322,520	3.42
$4.26 – $5.50	629,998	6.3	4.94	535,776	4.93
$5.51 – $10.00	356,811	5.4	6.24	351,255	6.24
$10.01 – $11.25	502,292	1.4	10.90	502,292	10.90
$11.26 – $22.50	552,225	3.5	12.53	552,225	12.53
$22.51 – $112.50	488,858	3.1	40.59	488,858	40.58
	4,825,928	5.7	$ 8.97	3,329,847	$ 11.94

(8) Share-based Compensation (Continued)

Pro forma Information under SFAS No.123

The following table shows the pro forma effect on net loss and net loss per share if Wave had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

	For the year ended December 31, 2005	For the year ended December 31, 2004
Net loss to common shareholders—as reported	$ (17,562,462)	$ (14,498,038)
Fair value compensation cost under SFAS 123	(2,103,508)	(2,840,103)
Net loss to common shareholders—pro forma	(19,665,970)	(17,338,141)
Loss per common share (basic/diluted)—as reported	(0.63)	(0.63)
Loss per common share (basic/diluted)—pro forma	$ (0.72)	$ (0.75)

The following values for the indicated variables were used to value options granted during the years ended December 31, 2005 and 2004.

	2005	2004
Expected Term (in years)	5 Years	5 Years
Risk-free Rate	4.23%	3.68%
Expected Volatility	104%	120%
Dividend Yield	0%	0%

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

Stock option activity during 2006, 2005 and 2004 is as follows:

	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at Beginning of year	691,896	$ 1.23	1,302,829	$ 1.21	1,315,062	$ 1.21
Granted	—	—	—	—	24,500	1.20
Canceled	(54,733)	1.20	(610,933)	1.20	(36,733)	1.20
Balance at end of year	637,163	1.23	691,896	1.23	1,302,829	1.21
Exercisable at end of year	633,830	1.23	682,229	1.23	1,210,029	1.21
Additional shares available for grant at end of year	1,835,060		1,780,327		1,169,394

(8) Share-based Compensation (Continued)

The per share weighted-average fair value of stock options granted during 2004 was $0.72, on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected Term (in years)	3 Years
Risk-free Rate	3.00%
Expected Volatility	114%
Dividend Yield	0%

No options were granted under the Wavexpress stock option plan during the years ended December 31, 2006 or December 31, 2005.

The following table summarizes information about Wavexpress’ stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average
	Number	Remaining Contractual Life	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$1.20	628,966	5.1	$ 1.20	625,633	$ 1.20
$3.00-$4.50	8,197	3.6	$ 3.37	8,197	$ 3.37
$1.20-$4.50	637,163	5.1	$ 1.23	633,830	$ 1.23

Employee Stock Purchase Plan

In November 2004, the Board of Directors adopted the Wave Systems Corp. 2004 Employee Stock Purchase Plan (the “Purchase Plan”) pursuant to which a total of 1,000,000 shares of Wave’s Common Stock may be sold to eligible employees at a 15% discount from the market value of the shares. The Purchase Plan was ratified by a shareholder vote at Wave’s 2005 annual shareholder meeting on May 23, 2005. Under the terms of the Purchase Plan, employees may elect to have withheld, up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave Common Stock. Offering periods commence on May 1st and December 1st and are for a period of six months. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. Approximately 37% and 49% of eligible employees participated in the Purchase Plan for the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006 employees purchased 144,975 shares of Wave Class A Common Stock at an average share price of $1.99 per share, for an aggregate of $287,834 in proceeds to Wave. For the year ended December 31, 2005 employees purchased 164,047 shares of Wave Class A Common Stock at an average share price of $2.16 per share, for an aggregate of $354,047 in proceeds to Wave.

(9) Warrants

On October 30, 2006, Wave granted warrants to purchase up to 175,861 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 3,517,230 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $9,602,038. The warrants are exercisable at an exercise price of $2.73 per share and expire on November 30, 2007. If exercised in full, the warrants granted in connection with this financing will generate up to an additional $480,101, at the exercise price. The shares of Class A Common Stock issuable upon exercise of theses warrants are to be drawn-down off of the shelf registration statement filed by Wave on

(9) Warrants  (Continued)

December 16, 2005 and declared effective by the Commission on January 13, 2006, if the warrants are exercised. All of the warrants granted in connection with the October 30, 2006 securities purchase agreement remain outstanding as of December 31, 2006.

On August 4, 2006, Wave granted warrants to purchase up to 116,837 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 2,336,752 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $4,790,342. The warrants are exercisable at an exercise price of $2.05 per share and expire on September 3, 2007. If exercised in full, the warrants granted in connection with this financing will generate up to an additional $239,516, at the exercise price. The shares of Class A Common Stock issuable upon exercise of theses warrants are to be drawn-down off of the shelf registration statement referred to above, if the warrants are exercised. All of the warrants granted in connection with the August 4, 2006 securities purchase agreement remain outstanding as of December 31, 2006.

On May 3, 2006, Wave granted warrants to purchase up to 100,625 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 2,012,500 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $4,830,000. The warrants are exercisable at an exercise price of $2.40 per share and expire on June 3, 2007. If exercised in full, the warrants granted in connection with this financing will generate up to an additional $241,500, at the exercise price. The shares of Class A Common Stock issuable upon exercise of theses warrants are to be drawn-down off of the shelf registration statement referred to above, if the warrants are exercised. All of the warrants granted in connection with the May 3, 2006 securities purchase agreement remain outstanding as of December 31, 2006.

On February 15, 2006, Wave granted warrants to purchase up to 516,956 shares of Class A common stock at an exercise price of $2.16 in connection with a financing competed as of that date (See Footnote 7–Common Stock). The Warrants were exercisable for a period of six months following the date of issuance. On May 8, 2006, warrants to purchase 162,037 shares were exercised on May 8, 2006, at the exercise price of $2.16 per share. Wave received net proceeds of $336,000, after deducting placement agent fees of $14,000, for the exercise of these warrants.. The remaining warrants to purchase 354,919 shares expired unexercised on August 16, 2006. Each Warrant was subject to cancellation if the closing bid price of Wave’s common stock exceeded $2.58 for 10 out of 20 consecutive trading days and the Warrant had not been exercised by the close of business on the trading day after the 10th trading day on which the closing bid price exceeded $2.58.

On December 5, 2005, Wave granted warrants to purchase up to 364,583 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $2.40 per share and were set to expire on June 5, 2006. Any shares of Class A Common Stock issuable upon exercise of theses warrants were to be drawn-down off of a shelf registration statement. On May 8, 2006, an investor exercised a warrant issued by Wave to that investor in connection with Wave’s December 5, 2005 financing. The warrant was exercised in full for 114,583 shares of Wave Class A Common Stock, at its exercise price of $2.40 per share. Wave received $264,000 from the exercise of this warrant after subtracting the 4% placement agent fee. The remaining warrants expired on their expiration date of June 5, 2006.

On July 30, 2004, Wave granted warrants to purchase up to 1,470,588 shares of Class A Common Stock, in connection with a securities purchase agreement that Wave entered into with certain purchasers as of that date. The warrants granted in this transaction were made up of two different series, Series A and Series B. The Series A warrants were exercisable for up to 1,176,471 shares of Class A Common Stock at an exercise price of $3.45 per share. The Series A warrants were exercisable from January 30, 2005, until August 1, 2005. The Series B warrants were exercisable for up to 294,118 shares of Class A Common Stock

(9) Warrants  (Continued)

at an exercise price of $3.90 per share. The Series B warrants were exercisable from July 30, 2005, until January 30, 2006. Any shares of Class A Common Stock issuable upon exercise of the Series A warrants and Series B warrants were also to be drawn-down off of a shelf registration statement. The Series A and Series B warrants issued in this transaction carried a subsequent equity clause that required Wave to adjust the initial exercise price, pro-rata, for any subsequent equity sales that were made at a lower price than the initial exercise price. As a result several sales of common stock subsequent to the July 30, 2004 securities purchase agreement, the exercise prices of the Series A and Series B warrants were adjusted to $3.39 and $3.60, respectively, in accordance with the formula pursuant to the warrant agreements. On August 1, 2005 a Series A Warrant holder exercised a portion of the Series A Warrant for a total of 666,667 shares at an exercise price of $3.39 per share, for aggregate gross proceeds of $2,260,000, less placement agent fees of $90,400, for net proceeds of $2,169,600. The remaining warrants for 509,804 expired on August 1, 2005. All of the Series B Warrants granted in connection with the July 30, 2004 securities purchase agreement expired unexercised on January 30, 2006.

In connection with an agreement that Wave entered into with an outside software development consultant, on January 2, 2004, Wave issued warrants to purchase 10,000 shares of Class A Common Stock at a price of $3.00 per share, pursuant to an individual compensation plan with the consultant. Also, in connection with the same agreement, on April 30, 2004 an additional warrant was issued to to the consultant to purchase 11,667 shares of Class A Common Stock at an exercise price of $3.00 per share. The fair market value of these warrants was approximately $81,000 and was recorded as consultant expense in 2004. No additional warrants are required to be granted pursuant to the individual compensation plan for the sales representative. These warrants are currently exercisable and expire January 2, 2009 through April 30, 2009.

On November 18, 2003, Wave granted warrants to purchase 310,436 shares of Class A Common Stock at an exercise price of $7.86 per share in connection with a private placement to a group of accredited investors. The warrants had a three year term.  In addition, in connection with the transaction, Wave granted additional warrants to purchase 53,865 shares of Class A Common Stock as commissions to placement agents in connection with the private placement. The warrants granted to the placement agents are also exercisable at a price of $7.86 per share and had a 3 year life as well.   All of the warrants granted in connection with the November 18, 2003 private placement expired unexercised in November 2006.

On April 30, 2003, Wave granted the Series H Warrants to purchase shares of Class A Common Stock, with an initial exercise price of $3.39 per share and a five (5) year life. Initially, the Series H Warrants were exercisable for a total of 1,202,852 shares of Class A Common Stock on the trading day following the date of Wave’s 2003 annual meeting of stockholders. During September 2003 the terms of the Series H Purchase Agreement and other documents governing the Series H Stock and the Series H Warrants were modified, as discussed in note 8(a), above. As of December 31, 2003, 877,438 shares of Class A Common Stock were issued in connection with the exercise of Series H Warrants for net proceeds of $2,565,167. Series H Warrants to acquire 21,930 shares of Class A Common Stock remain outstanding as of December 31, 2006.

In connection with an agreement that Wave entered into with an outside sales representative, Wave issued warrants to purchase 14,788 shares of Class A Common Stock at prices ranging from $2.85 to $4.35 per share, pursuant to an individual compensation plan with the sales representative. The fair market value of these warrants was approximately $146,000 and was recorded as consultant expense in 2003. No additional warrants are required to be granted pursuant to the individual compensation plan for the sales representative. These warrants are currently exercisable and expire January 1, 2013 through April 30, 2013.

In connection with a software development agreement that Wave entered into with Archon Technologies, Inc. (“Archon”), Wave issued to Archon a warrant to purchase 16,667 shares of Wave

(9) Warrants  (Continued)

Class A Common Stock at $10.44 per share. The warrant became exercisable on November 9, 2002, and expires on November 9, 2007.

A summary of warrants outstanding at December 31, 2006, follows:

	Warrants Outstanding			Warrants Exercisable
		Weighted
Exercise Price	Number of Shares	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$2.05 – $3.08	421,866	0.9	$2.48	129,168	$2.53
$3.09 – $4.62	29,843	2.6	$3.50	29,843	$3.50
$4.63 – $10.44	16,667	0.9	$10.44	16,667	$10.44
	468,376	1.0	$2.83	175,678	$3.44

(10) Wavexpress

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share. Through December 31, 2006, Wave has funded Wavexpress with approximately $40,234,000 in cash, plus approximately $15,786,000 in accrued interest. Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share. These amounts are eliminated in consolidation.

As of December 31, 2006, Wave owned 69% of Wavexpress, while Sarnoff owned 25.6%. None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements. Wavexpress has incurred net operating losses of $2.4 million, $2.2 million and $3.4 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

(11) Commitments and Contingencies

Leases

Summarized below is a listing of properties leased by Wave pursuant to non-cancelable operating leases. Our principal research and development activities are conducted at the Princeton and Cupertino facilities.

Location	Annual Lease Cost	Lease Expiration Date
Lee, MA	$ 143,374	Jul. 2010
Princeton, NJ	160,931	Dec. 2009
Cupertino, CA	416,592	Aug. 2010
Orvault, France	67,260	Sep. 2007
New York, NY(1)	93,600	Oct. 2007
Total	$ 881,757

(1)          Wavexpress facility

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2006 are as follows:

2007	$ 855,992
2008	505,167
2009	465,629
2010	125,542
Thereafter	—
Total minimum lease payments	$ 1,952,330

Rent expense for the years ended December 31, 2006, 2005, 2004 amounted to approximately $790,000, $957,000 and $940,000, respectively.

There were no capital lease obligations as of December 31, 2006 & 2005.

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

(11) Commitments and Contingencies (Continued)

The purported class action was filed by alleged purchasers of Wave’s Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004. The complaint claimed that Wave and the named individuals violated Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”), Rule 10(b)-5 promulgated thereunder and Section 20(a) of the 1934 Act by publicly disseminating materially false and misleading statements, relating to Wave’s agreements with Intel and IBM. The complaint did not specify the amount of alleged damages plaintiffs sought to recover.

In January 2006, the Court granted in part and denied in part defendants’ motion to dismiss. The court dismissed two but let stand seven alleged misrepresentations or omissions. This was not a finding of fault or liability, it was a decision not entirely to dismiss plaintiffs’ pleading.

Without admitting liability, the defendants recently reached a mediated settlement in principle of all claims asserted by the plaintiffs. On January 10, 2007, the Court issued an Order and Final Judgment approving the settlement and dismissing the action with prejudice. Wave’s insurer had agreed to pay the plaintiffs a total of $1,750,000 in exchange for the dismissal with prejudice and release of the claims against all defendants.

(12) Income Taxes

The Company did not provide for any income tax expense or (benefit) for the years ending December 31, 2006, 2005 and 2004.

The following table summarizes the significant differences between the United States federal statutory tax rate and the Company’s effective tax rate for financial statement reporting purposes:

	2006	2005	2004
Statutory tax rate	34%	34%	34%
Stock-based compensation on ISO’s	(3)	(0)	(0)
Gain on warrant liability	(0)	(1)	(1)
Change in valuation allowance	(31)	(33)	(33)
Total	—%	—%	—%

The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating and capital loss carryforwards	$ 97,946,000	$ 91,503,000
Accrued expenses	323,000	480,000
Intangibles	471,000	534,000
Reserves	917,000	903,000
Depreciation	552,000	532,000
Total gross deferred tax assets	100,209,000	93,952,000
Less valuation allowance	(100,209,000)	(93,952,000)
Net deferred tax asset	$ —	$ —

The valuation allowance increased by approximately $6.3 million and $7.2 million, during the years ended December 31, 2006 and 2005, respectively.

(12) Income Taxes (Continued)

Management has concluded that it is more likely than not that Wave will not have sufficient taxable income of an appropriate character within the carryback and carryforward periods permitted by current law to allow for the utilization of the deferred tax assets and, therefore, a valuation allowance has been established against the deferred tax assets of $100,209,000 as of December 31, 2006. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2006 will be allocated as follows: $99,469,000 to continuing operations and $740,000 to additional paid-in capital for amounts attributable to exercise of employee stock options.

Wave has net operating loss carryforwards for tax return purposes of approximately $259.6 million, which expire beginning in 2007 through 2026. Wave also has capital loss carryforwards for tax return purposes of approximately $8.6 million, which expire beginning in 2008 through 2010. Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period. Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.

(13) Defined Contribution Plan

Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2006, 2005 or 2004

(14) Disclosures about the Fair Value of Financial Instruments

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

(15) Impairment of Developed Software

In the quarter ended June 30, 2004, Wave took a charge of $301,366 to write off developed software that had been capitalized. The software that was written off was developed for a distribution agreement that was entered into with National Semiconductor Corp. (“NSC”) whereby NSC was to distribute it with their trusted platform module chip. The write-off was the result of the termination of the agreement, and because the version of the software that was written off has been discontinued and superseded by a new version. Consequently, the value of the software became impaired because it had no alternative uses. Wave  continues to maintain a license agreement with NSC, whereby Wave is paid royalties based on Wave Intellectual Property (“IP”) that is included in NSC’s chip design

(16) Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Wavexpress broadband media distribution products and services. These products and services constitute Wave’s reportable segments under Statement of Financial Accounting Statement No. 131 - Disclosures about Segments of an Enterprise and Related Information. Net losses for reportable segments exclude interest income, unrealized gains on decrease in value of warrant liability, gain on sales of marketable securities and other income. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s management.

The following sets forth reportable segment data:

	For the years ended December 31,
	2006	2005	2004
Operating Revenues:
EMBASSY® digital security products and services	$ 3,086,637	$ 976,807	$ 164,350
Wavexpress broadband media distribution products and services	29,744	41,657	44,961
Total Operating Revenues	3,116,381	1,018,464	209,311
Net Loss:
EMBASSY® digital security products and services	(16,562,112)	(15,986,692)	(15,915,487)
Wavexpress broadband media distribution products and services	(2,389,935)	(2,219,354)	(3,436,453)
Total Segments Net Loss	(18,952,047)	(18,206,046)	(19,351,940)
Interest Income	163,980	70,779	24,931
Unrealized gain on decrease in value of warrant liability	2,794	490,334	498,723
Gain on sale of marketable securities	—	80,971	4,330,248
Other Income	—	1,500	—
Net Loss	$ (18,785,273)	$ (17,562,462)	$ (14,498,038)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	547,712	746,536	703,137
Wavexpress broadband media distribution products and services	115,321	95,193	151,492
Total Depreciation and Amortization Expense	$ 663,033	$ 841,729	$ 854,629
Capital Expenditures:
EMBASSY® digital security products and services	275,834	152,474	186,756
Wavexpress broadband media distribution products and services	52,770	8,355	117,416
Total Capital Expenditures	$ 328,604	$ 160,829	$ 304,172

	As of
	December 31, 2006	December 31, 2005	December 31, 2004
Assets:
EMBASSY® digital security products and services	9,262,942	3,235,946	8,167,614
Wavexpress broadband media distribution products and services	96,735	193,819	286,968
Total Assets	$ 9,359,677	$ 3,429,765	$ 8,454,582

(16) Segment Reporting (Continued)

The following table details Wave’s sales by geographic area for the years ended December 31, 2006, 2005 and 2004. Geographic area is based on the location of where the products were shipped or services rendered.

	United States
	of America	Europe	Asia	Total
2006
EMBASSY® digital security products and services	$ 2,102,959	$ 792,743	$ 190,934	$ 3,086,637
Wavexpress broadband media distribution products and services	29,744	—	—	29,744
Total	2,132,703	792,743	190,934	3,116,381
% of Total	68%	26%	6%	100%
2005
EMBASSY® digital security products and services	352,761	467,537	156,510	976,808
Wavexpress broadband media distribution products and services	41,657	—	—	41,657
Total	394,418	467,537	156,510	1,018,465
% of Total	39%	46%	15%	100%
2004
EMBASSY® digital security products and services	152,690	11,660	—	164,350
Wavexpress broadband media distribution products and services	43,961	1,000	—	44,961
Total	$ 196,651	12,660	$ —	$ 209,311
% of Total	94%	6%	—	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the years ended December 31st are as follows:

		2006	2005	2004
Customer	Segment	Revenue
Dell, Inc.	EMBASSY®	$ 1,094,041	$ —	$ —
ST Microelectronics	EMBASSY®	774,695	467,537	—
Broadcom	EMBASSY®	335,899	—	—
US Government	EMBASSY®	319,877	—	81,760
Winbond	EMBASSY®	—	156,510	—
Intel	EMBASSY®	—	133,850	36,346
Total		$ 2,523,512	$ 757,897	$ 118,106
% of Total		81%	71%	56%

(17) Selected Quarterly Financial Data (unaudited)

	Quarter-ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
Revenues	$ 866,542	$ 846,280	$ 910,445	$ 493,114
Gross Profit	656,775	643,295	554,603	278,037
Loss from Operations	(4,851,786)	(4,518,142)	(4,569,364)	(5,012,755)
Net loss	(4,766,989)	(4,487,270)	(4,539,108)	(4,991,906)
Net loss per Common Share	$ (0.12)	$ (0.12)	$ (0.13)	$ (0.14)

	Quarter-ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Revenues	$ 347,598	$ 335,335	$ 257,655	$ 77,876
Gross Profit	151,663	150,419	80,771	(91,242)
Loss from Operations	(4,533,151)	(4,464,460)	(4,526,144)	(4,682,289)
Net loss	(4,495,149)	(4,361,808)	(4,159,925)	(4,545,578)
Net loss per Common Share	$ (0.15)	$ (0.15)	$ (0.15)	$ (0.18)