Form 10-Q
period 2007-03-31
WAVE SYSTEMS CORP
filed 2007-05-10
CIK 919013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2007: 42,207,088 shares of Class A Common Stock and 39,232 shares of Class B Common Stock.

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,530,755	$7,965,994
Accounts receivable, net of allowance for doubtful accounts of $41,032 and $ 40,547 at March 31, 2007 and December 31, 2006, respectively	1,138,929	635,852
Prepaid expenses	393,589	206,835
Total current assets	4,063,273	8,808,681
Property and equipment, net	491,818	419,724
Other assets	133,170	131,272
Total Assets	4,688,261	9,359,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	2,810,525	3,035,349
Deferred revenue	589,976	404,059
Total current liabilities	3,400,501	3,439,408

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 42,203,773 shares issued and outstanding in 2007 and 2006	422,038	422,038
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 39,232 shares issued and outstanding in 2007 and 2006	392	392
Capital in excess of par value	309,442,989	309,029,938
Accumulated deficit	(308,577,659)	(303,532,099)
Total Stockholders’ Equity	1,287,760	5,920,269
Total Liabilities and Stockholders’ Equity	$4,688,261	$9,359,677

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,	March 31,
	2007	2006
Net revenues:
Licensing	$1,237,491	$308,402
Services	49,549	184,712
Total net revenues	1,287,040	493,114
Cost of sales:
Licensing	178,405	109,432
Services	8,750	105,645
Total cost of sales	187,155	215,077
Gross profit	1,099,885	278,037

Operating expenses:
Selling, general and administrative	3,665,592	3,190,414
Research and development	2,542,860	2,100,378
Total operating expenses	6,208,452	5,290,792
Operating loss	(5,108,567)	(5,012,755)
Other income:
Interest income	63,007	18,055
Other	-0-	2,794
Total other income	63,007	20,849
Net loss	$(5,045,560)	$(4,991,906)
Loss per common share – basic and diluted	$(0.12)	$(0.15)
Weighted average number of common shares outstanding during the period	42,243,005	32,563,926

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,045,560)	$(4,991,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,646	148,168
Unrealized gain on decrease in value of warrant liability	- 0 -	(2,794)
Compensation associated with issuance of stock options	413,051	352,054
Changes in assets and liabilities:
Increase in accounts receivable	(503,077)	(75,535)
Increase in prepaid expenses	(186,754)	(93,311)
(Increase) decrease in other assets	(1,898)	1,134
(Decrease) increase in accounts payable and accrued expenses	(224,824)	160,099
Increase (decrease) in deferred revenue	185,917	(63,883)
Net cash used in operating activities	(5,287,499)	(4,565,974)

Cash flows from investing activities:
Acquisition of property and equipment	(147,740)	(51,721)
Net cash used in investing activities	(147,740)	(51,721)

Cash flows from financing activities:
Net proceeds from issuance of common stock	- 0 -	4,250,211
Net cash provided by financing activities	- 0 -	4,250,211

Net decrease in cash and cash equivalents	(5,435,239)	(367,484)

Cash and cash equivalents at beginning of period	7,965,994	2,006,022

Cash and cash equivalents at end of period	$2,530,755	$1,638,538

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess	Accumulated
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Total
Balance at December 31, 2006	42,203,773	$422,038	39,232	$392	$309,029,938	$(303,532,099)	$5,920,269

Net Loss and comprehensive loss	—	—	—	—	—	(5,045,560)	(5,045,560)

Stock-based compensation	—	—	—	—	413,051	—	413,051

Balance at March 31, 2007	42,203,773	$422,038	39,232	$392	$309,442,989	$(308,577,659)	$1,287,760

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

March 31, 2007 and 2006

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of March 31, 2007 and December 31, 2006, and the results of its operations and cash flows for the three-month periods ended March 31, 2007 and 2006. Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2006, included in its Form 10-K filed on March 16, 2007. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the operating results for the full year or any future periods.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary; and Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation. All significant intercompany transactions have been eliminated.

On July 24, 2006, our Board of Directors approved a reverse stock split of our common stock at a ratio of one-for-three, causing each three outstanding shares of Class A common stock and Class B common stock to convert automatically into one share of Class A common stock or Class B common stock, respectively. The par value of Class A common stock and Class B common stock remains $0.01 per share. The reverse split became effective at the close of business on July 25, 2006. In lieu of fractional shares, stockholders received a cash payment based on an average trading price of the Class A common stock prior to the effectiveness of the reverse split. Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to capital in excess of par value. Except as otherwise noted, all references to common share and per common share amounts (including warrant shares, shares reserved for issuance and applicable exercise prices) for all periods presented have been retroactively restated to reflect this reverse split.

1.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has substantial operating losses since its inception, and as of March 31, 2007, has an accumulated deficit of $308,577,659. We also expect Wave will incur an operating loss for the calendar year 2007. As of March 31, 2007, we had positive working capital of $662,772.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications. However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve-months ending March 31, 2008.

Because Wave does not have sufficient cash to fund operations for the twelve-months ending March 31, 2008; and given the uncertainties described above with respect to Wave’s revenue outlook for 2007, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2008. These activities include the filing of a $25,000,000 S-3 shelf registration with the SEC on March 20, 2007 which was declared effective on April 27, 2007.

As a result, we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives to raise additional capital to continue to fund our operations for the twelve-months ending March 31, 2008.

Considering our current cash balance, we project that we have enough liquid assets to continue operating into May 2007. We estimate we will need a minimum of approximately $15,600,000 of additional cash from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve-months ending March 31, 2008.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, we could be forced to cease operations or merge with or sell its business to another company. No assurance can be provided that any of these initiatives will be successful. Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through March 31, 2008 and beyond, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

2.    Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the quarters ended March 31, 2007 and 2006, were approximately 364,000 shares and 5,667 shares, respectively. Employee stock options and other stock warrants to purchase a weighted average of approximately 5,494,000 and 5,451,000 shares were outstanding for the quarters ended March 31, 2007 and 2006 respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share. Through March 31, 2007, Wave has funded Wavexpress with approximately $40,880,000 in cash, plus approximately $17,113,000 in accrued interest. Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share. These amounts are eliminated in consolidation.

As of March 31, 2007, Wave owned 69% of Wavexpress while Sarnoff and its affiliates owned 25.6%. None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements. Wavexpress’ net losses included in Wave’s consolidated financial statements were $650,887 and $600,139 for the quarters ended March 31, 2007 and March 31, 2006, respectively.

4.     Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. Wave is currently assessing the impact that the adoption of SFAS 157 and SFAS 159 will have on its financial statements.

5.     Share-based Compensation

Wave recognized $413,051 and $352,737 of share-based compensation during the three-months ended March 31, 2007 and 2006, respectively. During the three-months ended March 31, 2007, Wave granted 774,966 stock options at a weighted-average estimated fair value of $1.84. During the three-months ended March 31, 2006, Wave granted 572,517 stock options at a weighted-average estimated fair value of $1.91.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month periods ended March 31, 2007 and 2006:

	Three-months ended March 31, 2007	Three-months ended March 31, 2006
Cost of Sales	$3,963	$3,840
Selling, General & Administrative	278,182	257,022
Research & Development	130,906	91,875
Total	$413,051	$352,737

6.    Income Taxes

Effective January 1, 2007, Wave adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The adoption of FIN 48 did not result in a cumulative adjustment to Wave’s accumulated earnings. Wave classifies any interest and penalties related to income taxes as components of the income tax provision.

As of January 1, 2007, Wave has no gross unrecognized tax benefits. There have been no significant changes during the quarter ended March 31, 2007.

As of December 31, 2006, Wave has approximately $268.2 million of federal and state net operating loss carryforward (“NOL”), which can be used to offset future federal and state income tax liabilities prior to expiration on various dates through 2026.

Utilization of NOL carryforwards may be subject to substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. These ownership changes may limit the amount of NOL carryforward that can be utilized annually to offset future taxable income. In general, an ownership change, as defined in Section 382, results from transactions which increase the ownership of certain 5% or greater shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined in Section 382, or could result in a change of control in the future upon subsequent disposition. Due to the significant complexity and cost, Wave has not completed a study to determine whether a change of control has occurred or whether there have been multiple changes of control since the Company’s formation. If Wave has experienced a change of control at any time since formation, or if Wave experiences a change of control in the future, utilization of our NOL and R&D credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of all or a portion of the NOL carryforward before utilization. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

Wave’s federal tax returns for 2003 through 2006 and tax returns in certain states for 2000 through 2006 remain subject to examination by taxing authorities. Preceding years also remain open to examination by U.S. federal and state revenue authorities to the extent of future utilization of net operating losses “(NOLs”) generated in each preceding year.

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

Purported Class Actions

A consolidated amended class action complaint was, but is no longer, pending in the United States District Court for the District of Massachusetts, naming Wave, its Chief Executive Officer and its Chief Financial Officer as defendants. Brumbaugh et al. v. Wave Systems Corp. et al., Civ. No. 04-30022 (D. Mass.) (MAP).

The purported class action had been filed by alleged purchasers of Wave’s Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004. The complaint claimed that Wave and the named individuals violated Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”), Rule 10(b)-5 promulgated thereunder and Section 20(a) of the 1934 Act by publicly disseminating materially false and misleading statements, relating to Wave’s agreements with Intel and IBM. The complaint did not specify the amount of alleged damages plaintiffs sought to recover.

In January 2006, the Court granted in part and denied in part defendants’ motion to dismiss. The court dismissed two but let stand seven alleged misrepresentations or omissions. This was not a finding of fault or liability, it was a decision not entirely to dismiss plaintiffs’ pleading.

Without admitting liability, the defendants reached a mediated settlement in principle of all claims asserted by the plaintiffs. On January 10, 2007, the Court issued an Order and Final Judgment approving the settlement and dismissing the action with prejudice. Wave’s insurer paid the plaintiffs a total of $1,750,000 in exchange for the dismissal with prejudice and release of the claims against all defendants.

8.    Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services. These products and services constitute Wave’s reportable segments under Statement of Financial Accounting Standard No. 131 “Disclosures about

Segments of an Enterprise and Related Information”. Net losses for reportable segments exclude interest income and unrealized gains on decrease in value of warrant liability. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s management.

The following sets forth reportable segment data:

	Three-months ended March 31,
	2007	2006
Operating Revenues:
EMBASSY® digital security products and services	$1,287,040	$480,791
Wavexpress broadband media distribution products and services	—	12,323
Total Operating Revenues	1,287,040	493,114
Net Loss:
EMBASSY® digital security products and services	(4,457,680)	(4,412,616)
Wavexpress broadband media distribution products and services	(650,887)	(600,139)
Total Segments Net Loss	(5,108,567)	(5,012,755)
Interest income	63,007	18,055
Other	—	2,794
Net Loss	(5,045,560)	(4,991,906)

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	65,952	126,248
Wavexpress Data Broadcasting	9,694	21,920
Total Depreciation and Amortization Expense	75,646	148,168
Capital Expenditures:
EMBASSY® digital security products and services	117,655	48,304
Wavexpress Data Broadcasting	30,085	3,417
Total Capital Expenditures	$147,740	$51,721

	March 31,	December 31,
	2007	2006
Assets:
EMBASSY® digital security products and services	$4,554,500	$9,262,942
Wavexpress broadband media distribution products and services	133,761	96,735
Total Assets	$4,688,261	$9,359,677

The following table details Wave’s sales by geographic area for the three-month periods ended March 31, 2007 and 2006. Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2007
EMBASSY® digital security products and services	$1,210,468	$51,994	$24,578	$1,287,040
Wavexpress broadband media distribution products and services	—	—	—	—
Total	1,210,468	51,994	24,578	1,287,040
% of Total Revenue	94%	4%	2%	100%
2006
EMBASSY® digital security products and services	238,889	185,451	56,451	480,791

Wavexpress broadband media distribution products and services	12,323	—	—	12,323
Total	251,212	185,451	56,451	493,114
% of Total Revenue	51%	38%	11%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three-month periods ended March 31st are as follows:

		2007	2006
Customer	Segment	Revenue

Dell, Inc.	EMBASSY®	$894,392	$—
Broadcom	EMBASSY®	132,369	—
ST Microelectronics	EMBASSY®	—	185,541
US Government	EMBASSY®	—	68,272
Winbond	EMBASSY®	—	56,451

Total		$1,026,761	$310,264
% of Total Revenue		80%	63%

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

In 2006 and the first quarter of 2007, Wave’s management focused its activities and resources on the continued development and marketing of the TCG-compliant software products known as EMBASSY Trust Suite and EMBASSY Trust Server Applications. In 2003, these were the first commercial products introduced to the marketplace as specifically designed to support the first emerging products that included TPMs. These are products designed and built around the TCG specifications, known as Trusted Platforms, which are being adopted into the information security services marketplace. Throughout 2006 and early 2007, Wave continued to develop enhancements to its existing products and has developed additional products in support of the emerging TCG-specifications.

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

Wave is devoting its resources to capitalize on the opportunities, and overcome the specific challenges, presented by this developing market as it continues to pursue a strategy of educating the marketplace on the benefits that trusted computing has to offer, while continuing to develop the basic software applications designed to enable this emerging technology. The market trends and opportunities on which management focused its activities on during the quarter ended March 31, 2007 included the following:

•                  A study by Infonetics in early 2006 forecasts sharp rises in end-point security. The study predicts that in the coming years, endpoint security will require a range of new types of software and hardware to be effective, including endpoint-security appliances and improved network-infrastructure equipment. Accordingly, the study forecasts the overall network access control (NAC) enforcement market will grow to $3.9 billion by 2008, up from just $323 million in 2005, an 1101 percent increase. More information is available from the IT Compliance Institute.

•                  Adoption of TPMs and Trusted Computing technology is also growing – according to industry analyst, IDC, shipments of TPMs are expected to grow from under 25 million units in 2005 to over 250 million units in 2010. More information is available from the IT Compliance Institute.

•                  The persistence of security threats indicates that hardware is needed to provide more robust security than traditional software solutions.

•                  Emergence of TPM-enabled PCs being sold into the marketplace - this emergence is complementary to Wave’s business model, which largely relies upon providing services for Trusted Platforms rather than selling the hardware itself.

•                  Business and security strategies are becoming more closely aligned due to the increasing rate of significant high profile and costly security breaches and the associated risks presented by this phenomenon.

•                  In-house security expertise remains in short supply - Wave seeks to capitalize on its expertise as awareness of TPM-enabled solutions increases.

•                  In its Windows Vista Logo Program for Systems, Version 3.0, Draft Revision 0.7, Microsoft has required TPM version 1.2 in its draft operating system hardware requirements specification for logo compliance for “Gold” level business PCs. Wave believes that a significant percentage of the approximately 150-million unit PC market could include TPMs.

•                  The emergence of additional trusted PC components, such as Seagate Technology LLC’s (“Seagate”) Momentus 5400 Full Disc Encryption hard drive (“FDE.2”). Seagate has announced that the first of Seagate’s Momentus FDE.2 hard drives and Wave’s management software will be shipping in laptops manufactured by ASI Computer Technologies during the second quarter of 2007. This announcement is representative of the additional opportunities for Wave’s products to support and integrate devices with the TPM elements in the PC.

•                  The U.S. Army, in the Consolidated Buy-2 (CB2) Desktop and Notebook minimum specifications for Army customers as published by the Army Small Computer Program, specifies the requirement for desktop and laptop personal computers to be equipped with new open security chip hardware called the Trusted Platform Module (TPM).

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

•                  A highly competitive landscape that includes competitors having substantially greater name recognition, customer bases, and financial, technical and marketing resources than do we.

As more PC and chip original equipment manufacturers (“OEMs”) have begun introducing their Trusted Platform offerings, management has focused on entering into licensing contracts to which the OEM licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with seven separate OEM partners. Revenue recognized on these contracts for the quarterly periods ended March 31, 2007 and 2006 was approximately $1,193,000 and $282,000, respectively.

In addition, we have sought to develop our products so that they operate on all of the Trusted Platforms of the major chip and PC OEMs currently shipping product in the marketplace. Our applications have been approved to work with the Trusted Platforms of Dell, Intel, Gateway, IBM, HP, WEC, Atmel, Broadcom, Infineon, ST Microsystems and others. We continue to pursue OEM business under the royalty model described herein. In addition, we seek to enter arrangements with resellers that sell to PC OEMs to distribute our applications as a product offering that users may choose when purchasing a TPM-equipped computer from the PC OEM.

Management is also focused on developing the client and server-side applications and tools that will enable enterprises to manage an IT infrastructure that relies on TCG hardware-enabled security. Wave is devoting a significant portion of its research and development budget to address this opportunity, as this will be a key ingredient for enterprises to successfully implement a Trusted Platform solution. Wave released these tools and applications in 2004, and has signed license agreements for Wave’s TCG-Enabled Toolkit, EMBASSY Key Management Server and EMBASSY Authentication Server.

With respect to sales and marketing, management is focused on broadening our distribution strategies to include the direct engagement of our channel partners using their resellers and systems integrators and has hired regional representation in Japan. We have also expanded our targeted presence selling directly to OEMs. We have specifically focused our resources towards solution selling in these channels. As an example of our channel partner relationship strategy, in July 2006 Wave signed a reseller agreement with NTT Data Corporation (“NTT”), a Japanese information technology systems integrator, pursuant to which NTT is authorized to sell Wave’s products and solutions and to provide support services to NTTs customers in an effort to introduce those products and solutions to the Japanese enterprise market.

Management is also focused on opportunities for its eTMS product suite to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions. Although we have met significant implementation challenges and long sales cycles with this effort, we have also entered into contracts with a la mode, inc. in the real estate industry and with Efficient Forms, LLC in the financial services sector. In March 2007, we entered into a contract with Ellie Mae, Inc., integrating Wave’s eTMS product suite into the eFolder of the Encompass ® Mortgage Automation System, Ellie Mae, Inc’s first electronically-signed mortgage documentation solution. Also during March 2007, we entered into a contract with Realtime Solutions Group, LLC (“RSG”) to integrate Wave’s eTMS product suite, adding electronic and/or digital signatures and storage functions to RSG’s STP platform deployment for one of their customers from the insurance industry. We continue to pursue additional opportunities for the eTMS product line.

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

The ESC enables the user to set up and configure the TPM platform. In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management. The Trusted Drive Manager functions for ESC supports the recently announced Seagate Full Disc Encryption hard drives.

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

In March 2007, Wave announced that a new version of the ESC software now supports Seagate’s Momentus 5400 FDE.2 hard drive, the latest generation of Seagate’s FDE drives (the “Seagate Trusted Drives”). Wave’s support for the Seagate Trusted Drives will also utilize its EMBASSY Trust Suite software for TPM and key management.

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve. Current planned development costs for this product group are expected to be approximately $3.2 million for the twelve-month period ending March 31, 2008.

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

Current planned development costs for this product group are expected to be approximately $4.4 million for the twelve-month period ending March 31, 2008.

EMBASSY Trust Server Applications

EMBASSY Key Management Server (“EKMS”)

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

EMBASSY Authentication Server (“EAS”)

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

EMBASSY Remote Administration Server (“ERAS”)

ERAS is a server product that provides centralized management and auditing of Trusted Platform Modules (“TPM”) and Seagate Trusted Hard Drives (“Trusted Drive”). ERAS is designed to give IT administrators the ability to deploy and remotely manage Trusted Drives and TPM systems. ERAS will also provide the ability to remotely manage newly available Trusted Drives. It provides for initialization, pre-boot authentication management, recovery, and repurposing of TPMs and Trusted Drives. ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and Trusted Drive security settings, thus allowing IT administrators to assess the risk of whether a lost or compromised PC is adequately secure. ERAS is designed to facilitate enterprise adoption of TPM and Trusted Drive technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs.

Current planned development costs for this product are expected to be approximately $1.6 million for the twelve-month period ending March 31, 2008.

Digital Signature and Electronic Document Management

On October 4, 2001, Wave acquired the digital signature and electronic document management technology, SmartSignature and SmartSAFE, from SignOnLine, Inc. (“SignOnLine”), a California-based company. This group of products initially made up our eSign Transaction Management Suite, also known as eTMS (“eTMS”), which consisted of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect. SmartSignature Version 3.0 is a digital signature application that connects signers and institutions – banks, insurance companies, enterprises, etc. – through a legally binding digital signature. Wave’s SmartSignature Server, a server-side electronic signature application, enables individuals to electronically sign and store virtually any format of document, while connected to a server, as opposed to the signing taking place on the client PC.

To increase the security associated with identity protection and digital signing credentials, Wave’s SmartSignature is currently enabled for the support of TPMs. SmartSAFE Version 3.0 is a web-based document management application where signed documents are archived and tracked. SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents. SmartSAFE also supports the archival and management of unsigned documents in virtually any format. These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional paper-based documentation methods. SmartSignature Version 3.0 and SmartSAFE Version 3.0 have been completed and Wave commercially released these products in the first quarter of 2003. SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed and released in January of 2003. Wave will continue to allocate resources toward marketing and sales to promote these products.

Wave’s eTMS, in addition to being part of the EMBASSY Trust Suite applications and supporting TPMs, is also being independently marketed in the insurance, mortgage, finance, government and other markets which are seeking digital and electronic signature solutions that are compliant with the Electronic Signatures in Global and National Commerce Act (“ESIGN”). During March 2007, the eTMS’ SmartSignature Server product was licensed to Ellie Mae, Inc. (“Ellie Mae”), a provider of software and services for the mortgage industry, for integration into Ellie Mae’s electronically-signed mortgage document solution. Also in March 2007, the eTMS’ SmartSignature Server product was licensed to Realtime Solutions Group, LLC, a provider of software and services for the insurance industry. Wave’s eTMS’ SmartSignature Server product is also licensed to a la mode, Inc., a leading provider of desktop, mobile, and Web tools for the real estate and mortgage industries, to provide digital signature solutions for their XSites product line. In addition, Wave has a signed licensing agreement with Efficient Forms, LLC, a leading provider of interview-based electronic forms creation, to offer a comprehensive managed-service solution for electronic forms and electronic signatures. Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

Current planned development costs for this product are expected to be approximately $334,000 for the twelve-month period ending March 31, 2008.

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

Wavexpress has developed a vertically integrated suite of products designed to enable the optimum broadband distribution of digital programming. The current product offering combines industry standard syndication protocols with proprietary back-end software to create an end-to-end content syndication and monetization platform. This system is offered to content providers looking to deliver high-quality broadband media services using either Wavexpress’ distribution facility or on their own, through Really Simple Syndication (“RSS”). RSS is the standard format for blogs and podcasts and is being increasingly used for open video distribution on the Internet. Content providers connect through the Wavexpress client and backend software to generate advertising revenue or subscription fees for premium services. Wavexpress’ business model intends to derive revenue either from direct fees charged to content providers for the use of Wavexpress software and facilities, or from a share of advertising proceeds collected. Wavexpress proprietary client software is integrated and promoted through Microsoft’s XP Media Center Edition operating system, as well as the Vista Premium and Vista Ultimate operating systems which began shipping in January 2007. It is also available through Microsoft’s Internet Explorer web browser.

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

Planned futures development expenditures are expected to approximate $1.6 million for the twelve-month period ending March 31, 2008.

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

R&D

Wave has realized minimal operating revenues since its inception. At March 31, 2007, Wave had an accumulated deficit of approximately $308.6 million. Wave has made a substantial investment in research and development including $2.5 million for the quarter ended March 31, 2007, and expects to continue to make substantial investments in its products and technology. For the years ended December 31, 2006, 2005 and 2004, Wave spent approximately $8.5 million, $6.9 million and $6.9 million, respectively, on research and development activities.

Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based on its consolidated financial statements. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, accounting for joint ventures, software development and stock-based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition – Wave’s business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, Wavexpress’ broadband media distribution and eTMS software products and development contracts. Some of our sales arrangements include multiple elements, and/or require significant modification or customization of our software.

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

Share-based Compensation - On January 1, 2006, Wave adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

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

Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, Wave’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the quarters ended March 31, 2007 and 2006 was $413,051 and $352,054, respectively.

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

Results of Operations

Three-Months Ended March 31, 2007 and 2006

Wave had revenues of $1,287,040 and $493,114 for the three-months ended March 31, 2007 and 2006, respectively. The increase was due primarily to licensing revenues, which increased by $929,089 during the quarter. This increase was due to a higher volume of shipments of Wave’s OEM customer products, primarily as a result of its OEM relationship with Dell as described below, for which Wave receives royalty income. Service revenue consists primarily of non-recurring government time and materials contracts.

The table below sets forth the components that make up the revenue for the quarters ended March 31:

	2007	2006	Increase/ (Decrease)	% Change
Licensing	$1,237,491	$308,402	$929,089	301%
Services	49,549	184,712	(135,163)	(73)%
Total Net Revenues	$1,287,040	$493,114	$793,926	161%

Cost of sales for the three-months ended March 31, 2007, was $187,155 compared with $215,077 for the same period in 2006. The decrease in costs of sales was due to a decrease in amortization of capitalized software offset by higher customer support costs in connection with the increased license revenue during the March 31, 2007 quarter versus the prior year quarter.

For the reasons noted above, gross profit for the three-months ended March 31, 2007 and 2006 was $1,099,885 and $278,037, respectively. Wave’s gross profit percentage was 85.4% for the quarter ended March 31, 2007 as compared to 56.4% for the same period in 2006.

Selling, general and administrative (“SG&A”) expenses for the three-months ended March 31, 2007 were $3,665,592, as compared to $3,190,414 for the comparable period of 2006, an increase of approximately 15%. The increase was due mainly to an increase in salaries and related benefits totaling approximately $287,000 and additional travel expenses of approximately $123,000 that was incurred in the quarter ended March 31, 2007 versus the comparable period of 2006. Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $311,607 and $323,690 for the quarters ended March 31, 2007 and 2006, respectively. This 4% decrease was due primarily to a decrease in rent and other facilities-related costs offset by higher professional fee expenditures.

The activities supported by SG&A expenses include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing saleable products and markets for our technology.

Research and development expenses for the three-months ended March 31, 2007 were $2,542,860, as compared to $2,100,378 for the comparable period of 2006, an increase of 21%. This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $237,000 at Wave and $82,000 at Wavexpress, associated with salary rate increases and headcount additions to accommodate additional research and development efforts, which exceeded those in the three-months ended March 31, 2006. Wavexpress’ research and development expenditures included in the above were $339,280 and $282,738 for the quarters ended March 31, 2007 and 2006, respectively, for an increase of approximately 8%, due to the increase in salaries, fringe and benefit expenditures noted above offset by a decrease in product development costs of approximately $30,000.

Interest income for the three-months ended March 31, 2007 was $63,007 as compared to $18,055 for the comparable period of 2006. The increase in interest income is primarily attributable to higher average balances of Wave’s money market accounts for the quarter ended March 31, 2007 compared with the same period in 2006.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended March 31, 2007 was $5,045,560 as compared to $4,991,906 for the comparable period of 2006.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of March 31, 2007, had an accumulated deficit of $308,577,659. Total stockholders’ equity as of March 31, 2007 was $1,287,760. Wave has financed its operations through March 31, 2007 principally through the issuance of Class A and B Common Stock and various series’ preferred stock.

Sources and uses of cash

As of March 31, 2007, Wave had $2,530,755 in cash and cash equivalents. As of December 31, 2006, Wave had $7,965,994 in cash and cash equivalents. The decrease in cash and cash equivalents of $5,435,239, resulted from $5,287,499 used in operating activities and $147,740 used in investing activities for the acquisition of capital assets. At March 31, 2007, Wave had positive working capital of $662,772.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending March 31, 2008 will be approximately $23,300,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of $2,530,755 as of March 31, 2007; and

•                  cash from sales and licensing of products.

Given Wave’s capital requirements for the twelve-month period ending March 31, 2008 as indicated above and Wave’s cash on hand as of March 31, 2007, Wave will be required to raise additional capital to fund its operations.

We plan to obtain additional funding from further sales of newly issued shares of Class A Common Stock including the sale of Class A Common Stock under the shelf registration statement that we filed on March 20, 2007 that the Securities and Exchange Commission declared effective on April 27, 2007. We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with OEM partners as described below. In addition, Wave received revenues from software development and other services. Total cash received from all revenue sources for the quarter ended March 31, 2007, was approximately $952,000 versus $961,000 for the quarter ended March 31, 2006.

In November of 2005, Wave signed an OEM distribution agreement with Dell that permits Dell to distribute Wave software on certain Dell TPM-equipped business PCs. Wave is being paid a per unit royalty fee for each Dell product shipment which includes Wave’s software. In addition, pursuant to this same agreement, Dell is offering an upgrade package of Wave’s software that purchasers of certain models of TPM-equipped computers may buy. Wave is paid a license fee for each copy of the upgrade package that is purchased. We are working with Dell to market our products in an effort to drive volume of purchases of the upgrade package. However, we have no reliable basis to predict how many upgrade packages will be purchased, and what the resultant revenue to Wave might be from this program. There are no minimum royalty or shipped quantity requirements in this agreement.

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

In April of 2006, Wave signed a software license agreement with Winbond Electronics Corporation (“WEC”) that permits WEC to distribute Wave software on WEC TPM-equipped hardware devices. Wave is being paid a per unit royalty fee for each WEC shipment which includes Wave’s software. We are working with WEC to market our products in an effort to drive volume of shipments of their TPM-equipped products. However, we have no reliable basis to predict how many of WEC’s TPM-equipped products will be purchased, and what the resultant revenue to Wave might be from this program. Although we received a prepaid royalty, there are no minimum royalty or shipped quantity requirements in this agreement. This software license agreement is in addition to the technology license agreement that Wave and WEC are a party to and royalties under this new software license agreement are in addition to the previously existing technology license agreement.

In March of 2007, Wave signed a distribution agreement with Seagate Technology LLC (“Seagate”) that permits Seagate to distribute Wave’s software on Seagate’s Momentus 5400 Full Disc Encryption hard drive (“FDE.2”). Wave is to be paid a per unit royalty fee for each Seagate shipment which includes Wave’s software. We are working with Seagate to market our products in an effort to drive volume of shipments of their TPM-equipped FDE.2 hard drives. However, we have no reliable basis to predict how many of Seagate’s TPM-equipped FDE.2 hard drives will be purchased, and what the resultant revenue to Wave might be from this program. There are no minimum royalty or shipped quantity requirements in this agreement.

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

Other than the newly signed agreement with Seagate, the license and distribution agreements referred to above began to generate royalty revenue in the second quarter of 2006. The aggregate amount of royalty revenue from these arrangements for 2007 and future years may be material. We expect to continue to generate cash flow from these arrangements as long as the agreements remain in effect and our software continues to ship with these products. Enterprise customers are beginning to express interest in the upgrade packages offered in connection with these distribution agreements.

As stated previously, Wavexpress contracts with customers for its broadband media distribution services. Under these contracts, Wavexpress shares subscription and/or advertising revenue generated by the client’s website in addition to bandwidth fees. Given that this is a new type of service, it is difficult to predict the subscription levels and, therefore, the revenue that will be generated from these contracts. In addition, Wavexpress has a number of customer prospects with whom it may close business in 2007; however, it is also difficult to predict the number of contracts that it will enter into during the year.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending March 31, 2008 and given the uncertainties described above with respect to Wave’s revenue outlook, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2008. These activities include the filing of a $25,000,000 shelf registration statement on Form S-3 with the SEC on March 20, 2007 which was declared effective on April 27, 2007.

Wave will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending March 31, 2008. The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives. Given the available cash currently on hand and our expenditure forecast for the twelve-months ending March 31, 2008, we estimate that we will need to generate at least $15,600,000 from a combination of revenue growth and additional financing activities, in order to continue as a going concern for the twelve-months ending March 31, 2008.

Other uncertainties that may impact the future business outlook

Uncertainty exists with respect to the formal SEC investigation, including uncertainty as to the amount of legal costs that Wave may incur in addressing this matter. In addition, the extent of any impact due to negative publicity or perceived negative publicity is unknown.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products. Therefore, if Wave is not able to begin to generate significant revenues by March 31, 2008 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond March 31, 2008.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating leases commitments	$796,967	$862,980	$71,496	$-0-	$1,731,443

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

Going concern opinion

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave’s independent registered public accounting firm, KPMG LLP, have issued a report on Wave’s financial statements as of December 31, 2006, dated March 15, 2007, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern. (See also Note 1 to Wave’s consolidated financial statements.)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

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

Purported Class Actions

A consolidated amended class action complaint was pending in the United States District Court for the District of Massachusetts, naming Wave, its Chief Executive Officer and its Chief Financial Officer as defendants. Brumbaugh et al. v. Wave Systems Corp. et al., Civ. No. 04-30022 (D. Mass.) (MAP).

The purported class action had been filed by alleged purchasers of Wave’s Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004. The complaint claimed that Wave and the named individuals violated Section 10(b) of the Securities Exchange Act of 1934 (the “1934 Act”), Rule 10(b)-5 promulgated thereunder and Section 20(a) of the 1934 Act by publicly disseminating materially false and misleading statements, relating to Wave’s agreements with Intel and IBM. The complaint did not specify the amount of alleged damages plaintiffs sought to recover.

In January 2006, the Court granted in part and denied in part defendants’ motion to dismiss. The court dismissed two but let stand seven alleged misrepresentations or omissions. This was not a finding of fault or liability, it was a decision not entirely to dismiss plaintiffs’ pleading.

Without admitting liability, the defendants reached a mediated settlement in principle of all claims asserted by the plaintiffs. On January 10, 2007, the Court issued an Order and Final Judgment approving the settlement and dismissing the action with prejudice. Wave’s insurer paid the plaintiffs a total of $1,750,000 in exchange for the dismissal with prejudice and release of the claims against all defendants.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave’s revenue during the three-months ended March 31, 2007 was significantly below operating expenses, as our products have not yet attained widespread commercial acceptance. This is due primarily to the early stage nature of the digital security industry in which we operate. As of March 31, 2007, we have an accumulated deficit of approximately $308.6 million and positive working capital of approximately $663,000. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into May 2007. In order to fund our business through May of 2007 and beyond , it will be necessary for us to generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.

We may be unable to raise the $15,600,000 million of additional cash flow, which is necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, we estimate that our current available capital is sufficient to fund Wave into May of 2007. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon current forecasts, we will need to generate approximately $15,600,000 from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve-months ending March 31, 2008. We expect we will be required to generate a significant portion of this cash through additional financings in the form of sales of securities pursuant to a shelf registration statement filed with the SEC on March 20, 2007, which was declared effective on April 27, 2007. We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted, or the shares issued may have rights, preferences or privileges senior to those of our common stock. In addition, if we pursue debt financing we may be required to pay interest costs. The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives. Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

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

We believe platforms adopting integrated hardware security into the PC will become a significant standard feature in the overall PC marketplace. However, our technologies have not been accepted as industry standards. Standards for trusted computing are still evolving. To be successful, we must obtain acceptance of our technologies as industry standards, modify our products and services to meet whatever industry standards ultimately develop, or adapt our products to be complementary to whatever these standards become. If we fail to do any of these, we will not be successful in commercializing our technology, and therefore, we will not generate sales to fund our operations and develop into a self-sustaining, profitable business.

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

We are subject to risks relating to potential security breaches of our software products.

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

Item 6. Exhibits

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

Dated: May 10, 2007

WAVE SYSTEMS CORP.
(Registrant)

By:	/s/ Steven K. Sprague
Name: Steven K. Sprague
Title: President and Chief Executive Officer

By:	/s/ Gerard T. Feeney
Name: Gerard T. Feeney
Title: Chief Financial Officer