Form 10-Q
period 2007-06-30
WAVE SYSTEMS CORP
filed 2007-08-09
CIK 919013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of August 3, 2007: 49,616,907 shares of Class A Common Stock and 38,232 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$12,504,656	$7,965,994
Accounts receivable, net of allowance for doubtful accounts of $41,032 and $40,547 at June 30, 2007 and December 31, 2006, respectively	897,902	635,852
Prepaid expenses	399,284	206,835
Total current assets	13,801,842	8,808,681
Property and equipment, net	495,479	419,724
Other assets	132,775	131,272
Total Assets	14,430,096	9,359,677
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	2,673,859	3,035,349
Deferred revenue	517,300	404,059
Total current liabilities	3,191,159	3,439,408

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 49,615,907 shares issued and outstanding in 2007 and 42,203,773 in 2006	496,159	422,038
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 39,232 shares issued and outstanding in 2007 and 2006	392	392
Capital in excess of par value	324,160,779	309,029,938
Accumulated deficit	(313,418,393)	(303,532,099)
Total Stockholders’ Equity	11,238,937	5,920,269
Total Liabilities and Stockholders’ Equity	$14,430,096	$9,359,677

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net revenues:
Licensing	$1,399,446	$682,645	$2,636,937	$991,047
Services	10,906	227,800	60,455	412,512
Total net revenues	1,410,352	910,445	2,697,392	1,403,559
Cost of sales:
Licensing	181,160	186,183	359,565	295,615
Services	1,459	169,659	10,209	275,304
Total cost of sales	182,619	355,842	369,774	570,919
Gross profit	1,227,733	554,603	2,327,618	832,640
Operating expenses:
Selling, general, and administrative	3,720,011	3,211,845	7,385,603	6,402,259
Research and development	2,419,595	1,912,122	4,962,455	4,012,500
Total operating expenses	6,139,606	5,123,967	12,348,058	10,414,759
Operating loss	(4,911,873)	(4,569,364)	(10,020,440)	(9,582,119)
Other income:
Interest income	71,139	30,256	134,146	48,311
Other	0	0	0	2,794
Total other income	71,139	30,256	134,146	51,105
Net loss	$(4,840,734)	$(4,539,108)	$(9,886,294)	$(9,531,014)
Loss per common share — basic and diluted	$(0.11)	$(0.13)	$(0.23)	$(0.28)
Weighted average number of common shares outstanding during the period	44,930,728	35,416,469	43,594,292	33,998,077

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,886,294)	$(9,531,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	156,671	323,503
Compensation associated with issuance of stock options	799,910	760,575
Other	0	(2,794)
Changes in assets and liabilities:
Increase in accounts receivable	(262,050)	(546,564)
Increase in prepaid expenses	(192,448)	(59,914)
(Increase) decrease in other assets	(1,503)	60,978
Decrease in accounts payable and accrued expenses	(361,491)	(562,773)
Increase in deferred revenue	113,241	60,533
Net cash used in operating activities	(9,633,964)	(9,497,470)

Cash flows from investing activity:
Acquisition of property and equipment	(232,426)	(178,428)
Net cash used in investing activities	(232,426)	(178,428)

Cash flows from financing activity:
Net proceeds from issuance of common stock	14,405,052	9,561,042
Net cash provided by financing activities	14,405,052	9,561,042

Net increase (decrease) in cash and cash equivalents	4,538,662	(114,856)

Cash and cash equivalents at beginning of period	7,965,994	2,006,022

Cash and cash equivalents at end of period	$12,504,656	$1,891,166

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(Unaudited)

					Capital
	Class A		Class B		in Excess
	Common Stock		Common Stock		of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance at December 31, 2006	42,203,773	$422,038	39,232	$392	$309,029,938	$(303,532,099)	$5,920,269

Net loss and comprehensive loss	—	—	—	—	—	(9,886,294)	(9,886,294)

Options exercised at $2.43 per share	3,315	33	—	—	8,022	—	8,055

Issuance of Class A Common Stock at $2.05 per share, net of issuance costs of $770,669	7,317,073	73,171	—	—	14,156,160	—	14,229,331

Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $1.8275	91,746	917	—	—	166,749	—	167,666

Stock-based compensation	—	—	—	—	799,910	—	799,910

Balance at June 30, 2007	49,615,907	$496,159	39,232	$392	$324,160,779	$(313,418,393)	$11,238,937

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

June 30, 2007 and 2006

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of June 30, 2007 and December 31, 2006, its results of operations for the three-month and six-month periods ended June 30, 2007 and 2006, and cash flows for the six-month periods ended June 30, 2007 and 2006.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2006, included in its Form 10-K filed on March 16, 2007.  The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the operating results for the full year or any future periods.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp., Wave Systems Holdings, Inc., a wholly owned subsidiary, and Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation.  All significant inter-company transactions have been eliminated.

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

1.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has substantial operating losses since its inception, and as of June 30, 2007, has an accumulated deficit of $313,418,393.  We also expect Wave will incur an operating loss for the calendar year 2007.  As of June 30, 2007, Wave had working capital of $10,610,683.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications.  However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve months ending June 30, 2008.

Because Wave does not have sufficient cash to fund operations for the twelve months ending June 30, 2008, and because of the uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will likely continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve months ending June 30, 2008.  These activities have included the filing of a $25,000,000 S-3 shelf registration with the Commission on March 20, 2007, which was declared effective on April 27, 2007; and the sale of

7,317,073 shares of common stock at $2.05 per share for gross proceeds of $15,000,000 in an initial round of financing under this shelf registration on May 23, 2007, for which we received approximately $14,229,000 in net proceeds.  In connection with that financing, we also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 365,853 shares of Wave Class A common stock for $2.58 per share.  The warrant expires on May 23, 2009.

As a result, we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives to raise additional capital to continue to fund our operations for the twelve-months ending June 30, 2008.

 Considering our current cash balance, including the additional capital raised on May 23, 2007, we project that we have enough liquid assets to continue operating into April 2008.  We estimate we will need a minimum of approximately $2,700,000 of additional cash, over and above the funds received from the May 23, 2007 financing, from a combination of additional revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve months ending June 30, 2008.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, we could be forced to cease operations or merge with another company.   No assurance can be provided that any of these initiatives will be successful.   Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through June 30, 2008 and beyond, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

2.          Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and six-month periods ended June 30, 2007, were approximately 74,000 shares and 165,000 shares, respectively, versus 173,000 shares and 89,000 shares for the three-month and six-month periods ended June 30, 2006, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 6,105,000 and 5,880,000 shares were outstanding for the three-month and six-month periods ended June 30, 2007, respectively versus 5,849,000 and 5,628,000 shares of the three-month and six-month periods ended June 30, 2006, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the

notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through June 30, 2007, Wave has funded Wavexpress with approximately $41,497,000 in cash, plus approximately $18,486,000 in accrued interest.  Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of June 30, 2007, Wave owned 69% of Wavexpress, while Sarnoff and its affiliates owned 25.6%.  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $649,000 and $ 593,000 for the three-month periods ended June 30, 2007 and June 30, 2006, respectively, and approximately $1,300,000 and $1,194,000 for the six-month periods ended June 30, 2007 and June 30, 2006, respectively.

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

5.     Share-based Compensation

Wave recognized $386,859 and $407,838 of share-based compensation during the three-months ended June 30, 2007 and 2006, respectively, and $799,910 and $760,575 for the six-month periods ended June 30, 2007 and 2006, respectively.  During the three-month period ended June 30, 2007, Wave granted 77,601 stock options at a weighted-average estimated fair value of $1.63.  During the three-month period ended June 30, 2006, Wave granted 360,017 stock options at a weighted-average estimated fair value of $1.86.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and six-month periods ended June 30, 2007 and 200:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of Sales	$1,524	$13,302	$5,487	$17,142
Selling, General & Administrative	267,030	276,309	545,212	533,331
Research & Development	118,305	118,227	249,211	210,102
Total	$386,859	$407,838	$799,910	$760,575

6.       Income Taxes

There is no provision for income taxes because Wave has incurred operating losses since inception. Effective January 1, 2007, Wave adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — and interpretation of FASB Statement 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.  The adoption of FIN 48 did not result in a cumulative adjustment to Wave’s accumulated earnings.  Wave classifies any interest and penalties related to income taxes as components of the income tax provision.

As of January 1, 2007, Wave had no gross unrecognized tax benefits.  There have been no significant changes during the six months ended June 30, 2007.

As of December 31, 2006, Wave had approximately $268.2 million of federal and state net operating loss carryforward (“NOL”), which can be used to offset future federal and state income tax liabilities prior to expiration on various dates through 2026.

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

8.     Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services.  These products and services constitute Wave’s reportable segments under “Statement of Financial Accounting Standard No. 131 ― Disclosures about Segments of an Enterprise and Related Information.   Net losses for reportable segments exclude interest, and gain on decrease in value of warrant liability.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s chief operating decision maker.

The following sets forth reportable segment data:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating Revenues:
EMBASSY® digital security products and services	$1,410,352	$902,774	$2,697,392	$1,383,565
Wavexpress broadband media distribution products and services	—	7,671	—	19,994
Total Operating Revenues	1,410,352	910,445	2,697,392	1,403,559
Net Loss:
EMBASSY® digital security products and services	(4,262,222)	(3,975,187)	(8,719,902)	(8,387,803)
Wavexpress broadband media distribution	(649,651)	(594,177)	(1,300,538)	(1,194,316)
Total Segments Net Loss	(4,911,873)	(4,569,364)	(10,020,440)	(9,582,119)
Interest income	71,139	30,256	134,146	48,311
Other	—	—	—	2,794
Net Loss	(4,840,734)	(4,539,108)	(9,886,294)	(9,531,014)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	73,567	130,815	139,519	257,063
Wavexpress broadband media distribution	7,458	44,520	17,152	66,440
Total Depreciation and Amortization Expense	81,025	175,335	156,671	323,503
Capital Expenditures:
EMBASSY® digital security products and services	83,861	94,762	201,516	143,066
Wavexpress broadband media distribution	825	31,945	30,910	35,362
Total Capital Expenditures	$84,686	$126,707	$232,426	$178,428

	June 30,	December 31,
	2007	2006
Assets:
EMBASSY® Trusted Client Platform and services	$14,289,076	$9,262,942
Wavexpress Data Broadcasting	141,020	96,735
Total Assets	$14,430,096	$9,359,677

The following table details Wave’s sales by geographic area for the three and six-month periods ended June 30, 2007 and 2006.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended June 30, 2007:
EMBASSY® digital security products and services	$1,337,317	$48,146	$24,889	$1,410,352
Wavexpress broadband media distribution products and services	—	—	—	—
Total	1,337,317	48,146	24,889	1,410,352
% of Total Revenue	95%	3%	2%	100%
Three months ended June 30, 2006:
EMBASSY® digital security products and services	601,176	245,147	56,451	902,774
Wavexpress broadband media distribution products and services	7,671	—	—	7,671
Total	608,847	245,147	56,451	910,445
% of Total Revenue	67%	27%	6%	100%
Six months ended June 30, 2007:
EMBASSY® digital security products and services	$2,547,785	$100,140	$49,467	$2,697,392
Wavexpress broadband media distribution products and services	—	—	—	—
Total	2,547,785	100,140	49,467	2,697,392
% of Total Revenue	94%	4%	2%	100%
Six months ended June 30, 2006:
EMBASSY® digital security products and services	840,065	430,598	112,902	1,383,565
Wavexpress broadband media distribution products and services	19,994	—	—	19,994
Total	860,059	430,598	112,902	1,403,559
% of Total Revenue	61%	31%	8%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and six-month periods ended June 30th are as follows:

		Three months ended June 30,		Six months ended June 30,
		2007	2006	2007	2006
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$1,056,146	$191,322	$1,950,538	$191,322
ST Microelectronics	EMBASSY®	—	245,057	—	430,598
US Government	EMBASSY®	—	219,339	—	287,611
Total		$1,056,146	$655,718	$1,950,538	$909,531
% of Total Revenue		75%	72%	72%	65%

9.  Issuance of Common Stock

On May 23, 2007, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 7,317,073 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $15,000,000.  These shares were priced at $2.05 per share.  Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering.  Wave also agreed to issue a warrant to SRA to purchase up to 365,853 shares of Class A common stock at an exercise price of $2.58.  The Warrant expires on May 23, 2009.  Wave realized net proceeds of $14,229,331 after deducting the placement agent fees of $750,000 and additional legal and other fees associated with the issuance of these securities which totaled $20,669.  The shares sold on May 23, 2007 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

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

Wave is devoting its resources to capitalize on the opportunities presented by this developing market, and to overcome the challenges in achieving this goal — mainly the need to educate the marketplace of the advantages of utilizing hardware-based trusted platforms as a security solution.

As more PC and chip original equipment manufacturers (“OEMs”) have begun introducing their Trusted Platform offerings, management has focused on entering into licensing contracts to which the OEM licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with seven separate OEM partners.  Revenue recognized on these contracts for the three-month periods ended June 30, 2007 and 2006 was approximately $1,363,000 and $673,000, respectively.  For the six-month periods ended June 30, 2007 and 2006, revenue recognized on these contracts amounted to approximately $2,556,000 and $955,000, respectively.

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

   Management is also focused on developing the client and server-side applications and tools that will enable enterprises to manage an IT infrastructure that relies on TCG hardware-enabled security.  Wave continues to devote a significant portion of its research and development budget addressing this opportunity, as this will be a key ingredient for enterprises to successfully implement a Trusted Platform solution.  Wave released these tools and applications in 2004, and has signed license agreements for Wave’s TCG-Enabled Toolkit, EMBASSY Key Management Server and EMBASSY Authentication Server.

With respect to sales and marketing, management is focused on broadening our distribution strategies to include the direct engagement of our channel partners using their resellers and systems integrators and has hired regional representation in Japan.  During July 2006, Wave signed a reseller agreement with NTT Data Corporation (“NTT”), a Japanese information technology systems integrator, pursuant to which NTT is authorized to sell Wave’s products and solutions and to provide support services to NTTs customers in an effort to introduce those products and solutions to the Japanese enterprise market.

Management is focused on opportunities for its eSign Transaction Management Suite, also known as eTMS (“eTMS”) to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions.  Although we have met significant implementation challenges and long sales cycles with this effort, we have entered into contracts with a la mode, inc. in the real estate industry and with Efficient Forms, LLC in the financial services sector.  In March 2007, we entered into contracts with Ellie Mae, Inc. and Realtime Solutions Group, LLC (“RSG”).  The contract with Ellie Mae, Inc., integrates Wave’s eTMS product suite into the eFolder of the Encompass® Mortgage Automation System, Ellie Mae, Inc’s first electronically-signed mortgage documentation solution.  The contract with RSG integrates Wave’s eTMS product suite, adding electronic and/or digital signatures and storage functions to RSG’s STP platform deployment for one of their customers from the insurance industry.  We continue to pursue additional opportunities for the eTMS product line.

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

The ESC enables the user to set up and configure the TPM platform.  In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management.  Wave also announced that it would develop the Trusted Drive Manager functions for ESC to support the recently announced Seagate Full Disc Encryption drives.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $3.2 million for the twelve-month period ending June 30, 2008.

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

Current planned development costs for this product group are expected to be approximately $4.5 million for the twelve-month period ending June 30, 2008.

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

Current planned development costs for this product are expected to be approximately $1.6 million for the twelve-month period ending June 30, 2008.

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

Current planned development costs for this product are expected to be approximately $333,000 for the twelve-month period ending June 30, 2008.

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

Planned futures development expenditures are expected to approximate $1.4 million for the twelve-month period ending June 30, 2008.

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

Because hardware-based trusted computing involves a new approach to conducting business and exchanging information using computer systems, it will require that traditional software-based security be augmented with next generation hardware-based security and an enhanced support infrastructure. Intensive marketing and sales efforts have been and will continue to be necessary, in order to generate demand for products using Wave’s technology, and OEM, PC OEMs to ensure that Wave’s solution is accepted in this emerging market.  The current primary focus is on closing business with chip OEMs, PC OEMs, enterprise customers and systems integrators.  Wave has also undertaken steps to develop and establish a reseller channel for our products.  Our objective is to make our EMBASSY branded products and services the preferred applications and infrastructure for Trusted Platforms.

R&D

Wave has realized minimal operating revenues since its inception.  At June 30, 2007, Wave had an accumulated deficit of approximately $313.4 million.  Wave has made a substantial investment in research and development, including approximately $2.4 million and $5.0 million for the three and six-month periods ended June 30, 2007, respectively, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2006, 2005 and 2004, Wave spent approximately $8.5 million, $6.9 million and $6.9 million respectively, on research and development activities.

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

Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  In accordance with the modified prospective transition method, Wave’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six-month periods ended June 30, 2007 was $386,859 and $799,910, respectively, versus $407,838 and $760,575 for the three and six-month periods ended June 30, 2006, respectively.

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

Results of Operations

Three Months Ended June 30, 2007 and 2006

Wave had revenues of $1,410,352 and $910,445 for the three months ended June 30, 2007 and 2006, respectively.   The increase was due primarily to licensing revenues, which increased by $716,801 during the quarter.  This increase was due to a higher volume of shipments of Wave’s OEM customer products, primarily as a result of its OEM relationship with Dell, for which Wave receives royalty income.  Service revenue consists primarily of non-recurring government time and materials contracts.

The table below sets forth the components that make up the revenue for the quarters ended June 30:

	2007	2006	Increase/ (Decrease)	% Change
Licensing	$1,399,446	$682,645	$716,801	105%
Services	10,906	227,800	(216,894)	(95)%
Total Net Revenues	$1,410,352	$910,445	$499,907	55%

Cost of sales for the three months ended June 30, 2007, was $182,619 compared with $355,842 for the same period in 2006.  The decrease in costs of sales was due to a decrease in the associated costs of the non-recurring government time and materials contracts noted above. Additionally, amortization expense decreased as capitalized software became fully amortized. These decreases were partially offset by higher customer support costs in connection with the increased license revenue during the June 30, 2007 quarter versus the prior year quarter.

For the reasons noted above, gross profit for the three-months ended June 30, 2007 and 2006 was $1,227,733 and $554,603, respectively.  Wave’s gross profit percentage was 87.1% for the quarter ended June 30, 2007 as compared to 60.9% for the same period in 2006.

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2007, were $3,720,011 as compared to $3,211,845 for the comparable period of 2006, an increase of approximately 16%.  The increase was due mainly to an increase in salaries and related benefits totaling approximately $318,000, associated with salary rate increases and headcount additions to accommodate additional sales, marketing, business development and support activities, which exceeded those in the three months ended June 30, 2006. In addition, professional fees increased approximately $130,000 and additional travel expenses of approximately $64,000 were incurred in the quarter ended June 30, 2007 versus the comparable period of 2006.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $333,844 and $278,175 for the quarters ended June 30, 2007, and 2006, respectively.  This 20% increase was due primarily to an increase in professional fee expenditures offset by a decrease in rent and other facilities-related costs.

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

Research and development expenses for the three months ended June 30, 2007, were $2,419,595 as compared to $1,912,122 for the comparable period of 2006, an increase of 27%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $361,000 at Wave and approximately $33,000 at Wavexpress, associated with salary rate increases and headcount additions to accommodate additional research and development efforts, which exceed those in the three months ended June 30, 2006.  In addition, professional fees, consisting of computer programming consultants, increased approximately $51,000 in support of additional research and development efforts and rent and other facilities-related costs increased approximately $41,000 during the quarter ended June 30, 2007 versus the comparable period of 2006.  Additional office space was leased to accommodate our research and development efforts.  Wavexpress’ research and development expenditures included in the above were approximately $315,808 and $313,211 for the quarters ended June 30, 2007, and 2006, respectively.

Interest income for the three months ended June 30, 2007, was $71,139 as compared to $30,256 for the comparable period of 2006.  The increase in interest income is due to higher average balances of Wave’s money market accounts and higher rates of return for the quarter ended June 30, 2007 compared with the same period in 2006.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended June 30, 2007, was $4,840,734 as compared to $4,539,108 for the comparable period of 2006.

Six Months Ended June 30, 2007 and 2006

Wave had revenues of $2,697,392 and $1,403,559 for the six-month period ended June 30, 2007, and 2006, respectively.  The increase was due primarily to licensing revenues, which increased by $1,645,890 during the six-month period.  This increase was due to a higher volume of shipments of Wave’s OEM customer products, primarily as a result of its OEM relationship with Dell, for which Wave receives royalty income.  Service revenue consists primarily of non-recurring government time and materials contracts.

The table below sets forth the components that make up the revenue for the six-month period ended June 30:

	2007	2006	Increase/ (Decrease)	% Change
Licensing	$2,636,937	$991,047	$1,645,890	166%
Services	60,455	412,512	(352,057)	(85)%
Total Net Revenues	$2,697,392	$1,403,559	$1,293,833	92%

Cost of sales for the six-month period ended June 30, 2007, was $369,774, compared with $570,919 for the same period in 2006.  The decrease in costs of sales was due to a decrease in the associated costs of the non-recurring government time and materials contracts noted above. Additionally, amortization expense decreased as capitalized software became fully amortized. These decreases were partially offset by higher customer support costs in connection with the increased license revenue during the six-month period ended June 30, 2007 versus the comparable period of 2006.

For the reasons noted above, gross profit for the six-month period ended June 30, 2007 and 2006 was $2,327,618 and $832,640, respectively.  Wave’s gross profit percentage was 86.3% for the six-months ended June 30, 2007 as compared to 59.3% for the same period in 2006.

SG&A expenses for the six months ended June 30, 2007, were $7,385,603, as compared to $6,402,259 for the comparable period of 2006, an increase of approximately 15%.  The increase was due mainly to an increase in salaries and related benefits totaling approximately $561,000, associated with salary rate increases and headcount additions to accomodate additional sales, marketing, business development and support activities, which exceeded those in the six months ended June 30, 2006. In addition, professional fees increased approximately $245,000  and additional travel expenses of approximately $186,000 were incurred during the six-month period ended June 30, 2007 versus the comparable period of 2006.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $645,451 and $601,865 for the six-month period ended June 30, 2007 and 2006, respectively.  This 7% increase was due primarily to an increase in professional fee expenditures offset by a decrease in rent and other facilities-related costs.

Research and development expenses for the six months ended June 30, 2007, were $4,962,455, as compared to $4,012,500 for the comparable period of 2006, an increase of 24%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $615,000 at Wave and approximately $115,000 at Wavexpress, associated with salary rate increases and headcount additions to accommodate additional research and development efforts, which exceed those in the six months ended June 30, 2006.  In addition, professional fees, consisting of computer programing consultants, increased approximately $66,000 in support of additional research and development efforts and rent and other facilities-related costs increased approximately $96,000 during the six months ended June 30, 2007 versus the comparable period of 2006.  As noted above, additional office space was leased to accommodate our research and development efforts.  Wavexpress’ research and development expenditures included in the above were $655,088 and $595,949 for the six months ended June 30, 2007, and 2006, respectively, for an increase of approximately 10%, due to the increase in salaries, fringe and benefit expenditures noted above offset by a decrease in product development costs of approximately $61,000.

 Interest income for the six months ended June 30, 2007, was $134,146 as compared to $48,311 for the comparable period of 2006.  The increase in interest income is primarily attributable to higher average balances of Wave’s money market accounts and higher rates of return for the six months ended June 30, 2007 compared with the same period in 2006.

Due to the reasons set forth above, our net loss to common stockholders for the six months ended June 30, 2007, was $9,886,294 as compared to $9,531,014 for the comparable period of 2006.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of June 30, 2007, had an accumulated deficit of $313,418,393.   Total stockholders’ equity as of June 30, 2007, was $11,238,937.  Wave has financed its operations through June 30, 2007, principally through the issuance of Class A and B Common Stock and various series of preferred stock.

Sources and uses of cash

As of June 30, 2007, Wave had $12,504,656 in cash and cash equivalents.  As of December 31, 2006, Wave had $7,965,994 in cash and cash equivalents.  The increase in cash and cash equivalents of $4,538,662, resulted from $9,633,964 used in operating activities, $232,426 used in investing activities for the acquisition of capital assets offset by $14,405,052 generated through financing activities, from the sale of 7,412,134 shares of Class A Common Stock, including 91,746 shares sold pursuant to Wave’s Employee Stock Purchase Plan and 3,315 shares sold as a result of an employee stock option exercise.  At June 30, 2007, Wave had positive working capital of $10,610,683.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve months ending June 30, 2008, will be approximately $24,100,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

    Expected sources of capital include the following:

•                  cash on hand of  $12,504,656 as of June 30, 2007

•                  cash from sales and licensing of products

Given Wave’s capital requirements for the twelve-month period ending June 30, 2008, as indicated above, and Wave’s cash on hand as of June 30, 2007, Wave will be required to raise additional capital to fund its operations.

Wave may obtain additional funding from further sales of newly issued shares of Class A Common Stock including the sale of Class A Common Stock under the shelf registration statement that we filed on March 20, 2007 that the Securities and Exchange Commission declared effective on April 27, 2007. There is $10,000,000 in gross proceeds available under the March 20, 2007 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the six months ended June 30, 2007, was approximately $2,513,000 versus approximately $1,496,000 for the comparable period of 2006.

In March of 2007, Wave signed a distribution agreement with Seagate Technology LLC (“Seagate”) that permits Seagate to distribute Wave’s management software on Seagate’s Momentus 5400 Full Disc Encryption hard drive (“FDE.2”).  Wave is being paid a per unit royalty fee for each Seagate shipment which includes Wave’s software.   Shipments began in late July 2007.  We are working with Seagate to market our products in an effort to drive volume of shipments of their TPM-equipped FDE.2 hard drives.  However, we have no reliable basis to predict how many of Seagate’s TPM-equipped FDE.2 hard drives will be purchased or what the resultant revenue to Wave might be from this program.  There are no minimum royalty or shipped quantity requirements in this agreement.

Wave works with all of its partners and customers to introduce and promote its existing software products and new software products which are under development, in an effort to expand the market for TPM-based secure computing and thereby increase its market share and revenues.  However, it should be noted that because of the early stage of Wave’s market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues.    Although there has been a substantial increase in the volume of shipments of TPM chips, TPM hardware security that meets the TCG industry standard, which our business model depends upon, is still a new, developing category within the computer security market, and the ultimate size of this market and the timeframe for its development are unknown and difficult to predict.

Other than the recently signed agreement with Seagate, our license and distribution agreements began to generate royalty revenue in the second quarter of 2006.  The aggregate amount of royalty revenue from these arrangements for 2007 and future years may be material.  We expect to continue to generate cash flow from these arrangements as long as the agreements remain in effect and our software continues to ship with these products.  Enterprise customers are beginning to express interest in the upgrade packages offered in connection with these distribution agreements.

As stated previously, Wavexpress contracts with customers for its broadband media distribution services.  Under these contracts, Wavexpress shares subscription and/or advertising revenue generated by the client’s website in addition to bandwidth fees.  Given that this is a new type of service, it is difficult to predict the subscription levels and, therefore, the revenue that will be generated from these contracts.  In addition, Wavexpress has a number of customer prospects with whom it may close business in 2007; however, it is also difficult to predict the number of contracts that it will enter into during the year. Wavexpress had no revenue during the quarter.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending June 30, 2008 and given the uncertainties described above with respect to Wave’s revenue outlook, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending June 30, 2008.

Wave will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending June 30, 2008.   The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives.  Given the available cash currently on hand and our expenditure forecast for the twelve-months ending June 30, 2008, we estimate that we will need to generate at least $2,700,000 from a combination of revenue growth above forecasted levels and additional financing activities, in order to continue as a going concern for the twelve-months ending June 30, 2008.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing beyond June 30, 2008 to increase market awareness.  Therefore, if Wave is not able to begin to generate significant revenues by June 30, 2008 to cover its operating costs, it will need to generate capital from other sources, including raising funds through issuing additional common stock, preferred stock and/or debt to fund its operations beyond June 30, 2008.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating leases commitments	$658,479	$832,335	$66,298	$0	$1,557,112

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

Going concern opinion

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave’s independent registered public accounting firm, KPMG LLP, has issued a report on Wave’s financial statements as of December 31, 2006, dated March 15, 2007, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern.  (See also Note 1 to Wave’s consolidated financial statements)

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

The exposure to market risk associated with interest rate-sensitive instruments is not material.  Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave’s revenue during the three-months and six-months ended June 30, 2007 was significantly below operating expenses, as our products have not yet attained widespread commercial acceptance.  This is due primarily to the early stage nature of the digital security industry in which we operate.  As of June 30, 2007, we have an accumulated deficit of approximately $313.4 million and positive working capital of approximately $10.6 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects.  You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into April 2008. In order to fund our business through April 2008 and beyond, it will be necessary for us to generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.

We may be unable to raise the $2,700,000 million of additional cash flow, which is necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, we estimate that our current available capital is sufficient to fund Wave into April 2008. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon current forecasts, we will need to generate approximately $2,700,000 from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve-months ending June 30, 2008. We expect we will be required to generate a portion of this cash through additional financings in the form of sales of securities pursuant to a shelf registration statement filed with the SEC on March 20, 2007, which was declared effective on April 27, 2007. There is $10,000,000 in gross proceeds available under this shelf registration statement, which may be utilized for future financings.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted, or the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On June 7, 2007, Wave held its Annual Meeting of shareholders.  At the Annual Meeting, the shareholders voted on the following matters:

The election of five directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified.  The previous board was re-elected with the following results:

DIRECTOR	FOR	AGAINST	WITHHELD	ABSETENTIONS AND BROKER NON-VOTES
John E. Bagalay, Jr.	36,300,658	0	3,207,984	0
Nolan Bushnell	37,113,613	0	2,395,029	0
George Gilder	37,427,849	0	2,080,793	0
John E. McConnaughy, Jr.	36,798,794	0	2,709,848	0
Steven Sprague	37,556,540	0	1,952,102	0

To ratify the action of the Board of Directors in amending the 1994 Employee Stock Option Plan to (i) increase the number of shares of Class A Common Stock authorized for issuance thereunder from 6,833,333 to 10,500,000, (ii) increase the number of shares of Class A Common Stock that may be granted to a single individual in a year from 166,667 to 300,000 and (iii) extend the termination date thereof from January 18, 2009 to July 1, 2014. The amendments were approved with the following results: For: 7,180,812; Against: 3,809,320; Withheld: 0; Abstentions and Broker Non-Votes: 75,764.

To ratify the action of the Board of Directors in amending the 1994 Non-Employee Directors Stock Option Plan, as amended, to (i) increase the number of shares of Class A Common Stock authorized for issuance thereunder from 333,333 to 1,000,000, (ii) increase the amount of the initial and annual option grants to each director thereunder from 4,000 and 3,333, respectively, to 12,000 and 10,000, respectively, and (iii) extend the termination date thereof from January 18, 2009 to July 1, 2014.  The amendments were approved with the following results: For: 8,182,251; Against: 2,699,232; Withheld: 0; Abstentions and Broker Non-Votes: 184,412.

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

Dated:  August 9, 2007

WAVE SYSTEMS CORP.
(Registrant)

By:	/s/ Steven K. Sprague
Name: Steven K. Sprague
Title: President and Chief Executive Officer

By:	/s/ Gerard T. Feeney
Name: Gerard T. Feeney
Title: Chief Financial Officer