Form 10-Q
period 2007-09-30
WAVE SYSTEMS CORP
filed 2007-11-09
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes   ☐ No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2007: 49,616,907 shares of Class A Common Stock and 38,232 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$7,754,204	$7,965,994
Accounts receivable, net of allowance for doubtful accounts of $41,032 and $40,547 at September 30, 2007 and December 31, 2006, respectively	1,353,069	635,852
Prepaid expenses	453,123	206,835
Total current assets	9,560,396	8,808,681
Property and equipment, net	604,908	419,724
Other assets	134,301	131,272
Total Assets	10,299,605	9,359,677

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	2,818,040	3,035,349
Deferred revenue	477,852	404,059
Total current liabilities	3,295,892	3,439,408

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 49,616,907 shares issued and outstanding in 2007 and 42,203,773 in 2006	496,169	422,038
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 38,232 shares issued and outstanding in 2007 and 39,232 in 2006	382	392
Capital in excess of par value	324,703,255	309,029,938
Accumulated deficit	(318,196,093)	(303,532,099)
Total Stockholders’ Equity	7,003,713	5,920,269
Total Liabilities and Stockholders’ Equity	$10,299,605	$9,359,677

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net revenues:
Licensing	$1,716,878	$826,946	$4,353,815	$1,817,993
Services	17,371	19,334	77,826	431,846
Total net revenues	1,734,249	846,280	4,431,641	2,249,839
Cost of sales:
Licensing	199,104	197,406	558,669	493,021
Services	11,184	5,679	21,393	280,883
Total cost of sales	210,288	202,985	580,062	773,904
Gross profit	1,523,961	643,295	3,851,579	1,475,935
Operating expenses:
Selling, general, and administrative	3,707,498	2,998,236	11,093,101	9,400,495
Research and development	2,724,857	2,163,201	7,687,312	6,175,701
Total operating expenses	6,432,355	5,161,437	18,780,413	15,576,196
Operating loss	(4,908,394)	(4,518,142)	(14,928,834)	(14,100,261)
Other income:
Interest income	130,694	30,872	264,840	79,183
Other	-0-	-0-	-0-	2,794
Total other income	130,694	30,872	264,840	81,977
Net loss	$(4,777,700)	$(4,487,270)	$(14,663,994)	$(14,018,284)
Loss per common share — basic and diluted	$(0.10)	$(0.12)	$(0.32)	$(0.40)
Weighted average number of common shares outstanding during the period	49,736,556	37,800,037	45,636,775	35,279,324

See accompanying notes to unaudited consolidated financial statements.

 WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(14,663,994)	$(14,018,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	241,050	501,530
Compensation associated with issuance of stock options	1,342,627	1,141,775
Other	-0-	(2,794)
Changes in assets and liabilities:
Increase in accounts receivable	(717,217)	(338,178)
Increase in prepaid expenses	(246,288)	(39,856)
(Increase) decrease in other assets	(3,029)	61,938
Decrease in accounts payable and accrued expenses	(217,309)	(83,586)
Increase in deferred revenue	73,793	53,566
Net cash used in operating activities	(14,190,367)	(12,723,889)

Cash flows from investing activity:
Acquisition of property and equipment	(426,234)	(242,103)
Net cash used in investing activities	(426,234)	(242,103)

Cash flows from financing activity:
Net proceeds from issuance of common stock	14,404,811	14,088,643
Net cash provided by financing activities	14,404,811	14,088,643

Net (decrease) increase in cash and cash equivalents	(211,790)	1,122,651

Cash and cash equivalents at beginning of period	7,965,994	2,006,022

Cash and cash equivalents at end of period	$7,754,204	$3,128,673

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess	Accumulated
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Total
Balance at December 31, 2006	42,203,773	$422,038	39,232	$392	$309,029,938	$(303,532,099)	$5,920,269

Net loss and comprehensive loss	—	—	—	—	—	(14,663,994)	(14,663,994)

Stock options exercised at $2.43 per share	3,315	33	—	—	8,022	—	8,055

Issuance of Class A Common Stock at $2.05 per share, net of issuance costs of $770,669	7,317,073	73,171	—	—	14,156,160	—	14,229,331

Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $1.8275 per share	91,746	917	—	—	166,749	—	167,666

Exchange of Class B Common Stock for Class A Common Stock	1,000	10	(1,000)	(10)	—	—	—

Cash paid for fractional shares				(241)			(241)

Stock-based compensation	—	—	—	—	1,342,627	—	1,342,627

Balance at September 30, 2007	49,616,907	$496,169	38,232	$382	$324,703,255	$(318,196,093)	$7,003,713

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

September 30, 2007 and 2006

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2007 and December 31, 2006, its results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine-month periods ended September 30, 2007 and 2006. Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2006, included in its Form 10-K filed on March 16, 2007. The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the operating results for the full year or any future periods.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp., Wave Systems Holdings, Inc., a wholly owned subsidiary, and Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation. All significant inter-company transactions have been eliminated.

1.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has substantial operating losses since its inception, and as of September 30, 2007, has an accumulated deficit of $318,196,093. We also expect Wave will incur an operating loss for the calendar year 2007. As of September 30, 2007, Wave had working capital of $6,264,504.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications. However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve months ending September 30, 2008.

Because Wave does not have sufficient cash to fund operations for the twelve months ending September 30, 2008, and because of the uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will likely continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve months ending September 30, 2008. These activities have included the filing of a $25,000,000 S-3 shelf registration with the Commission on March 20, 2007, which was declared effective on April 27, 2007; and the sale of 7,317,073 shares of common stock at $2.05 per share for gross proceeds of $15,000,000 in an initial round of financing under this shelf registration on May 24, 2007, for which Wave received approximately $14,229,000 in net proceeds. In connection with that financing, Wave also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 365,853 shares of Wave Class A common stock for $2.58 per share. The warrant expires on May 24, 2009.

As a result, we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives to raise additional capital to continue to fund our operations for the twelve months ending September 30, 2008.

Considering our current cash balance, we project that we have enough liquid assets to continue operating into April 2008. We estimate we will need a minimum of approximately $4,700,000 of additional cash, over and above forecasted revenue growth, from a combination of additional revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve months ending September 30, 2008.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, we could be forced to cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to our current cash position, our capital needs over the next year and beyond, the fact that we have not at this time secured enough financing to fund our operations through September 30, 2008 and beyond, and the uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

2.     Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and nine-month periods ended September 30, 2007, were approximately 2,600 shares and 168,000 shares, respectively, versus 2,000 shares and 60,000 shares for the three-month and nine-month periods ended September 30, 2006, respectively. Employee stock options and other stock warrants to purchase a weighted average of approximately 7,096,000 and 6,239,000 shares were outstanding for the three-month and nine-month periods ended September 30, 2007, respectively versus 5,583,000 and 5,632,000 shares of the three-month and nine-month periods ended September 30, 2006, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share. Through September 30, 2007, Wave has funded Wavexpress with approximately $42,178,000 in cash, plus approximately $19,896,000 in accrued interest. Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share. These amounts are eliminated in consolidation.

As of September 30, 2007, Wave owned 69% of Wavexpress, while Sarnoff and its affiliates owned 25.6%. None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements. Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $771,000 and $540,000 for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, and approximately $2,072,000  and $1,735,000 for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively.

4.     Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Both SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. Wave is currently assessing the impact that the adoption of SFAS 157 and SFAS 159 will have on its financial statements.

5.     Share-based Compensation

Wave recognized $542,717 and $381,171 of share-based compensation during the three-months ended September 30, 2007 and 2006, respectively, and $1,342,627 and $1,141,775 for the nine-month periods ended September 30, 2007 and 2006, respectively. During the three-month period ended September 30, 2007, Wave granted 1,419,400 stock options at a weighted-average estimated fair value of $1.46. During the three-month period ended September 30, 2006, Wave granted 42,684 stock options at a weighted-average estimated fair value of $1.38.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and nine-month periods ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of sales	$6,244	$3,578	$11,731	$22,656

Selling, general and administrative	325,999	246,333	871,211	777,726

Research and development	210,474	131,260	459,685	341,393

Total	$542,717	$381,171	$1,342,627	$1,141,775

6.     Income Taxes

There is no provision for income taxes because Wave has incurred operating losses since inception. Effective January 1, 2007, Wave adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The adoption of FIN 48 did not result in a cumulative adjustment to Wave’s accumulated deficit. Wave classifies any interest and penalties related to income taxes as components of the income tax provision.

As of January 1, 2007, Wave had no gross unrecognized tax benefits. There have been no significant changes during the nine-months ended September 30, 2007.

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

7.     Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services. These products and services constitute Wave’s reportable segments under Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information”. Net losses for reportable segments exclude interest and gain (loss) on change in value of warrant liability. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s chief operating decision maker.

The following sets forth reportable segment data:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating Revenues:
EMBASSY® digital security products and services	$1,734,249	$841,404	$4,431,641	$2,224,969
Wavexpress broadband media distribution products and services	—	4,876	—	24,870
Total Operating Revenues	1,734,249	846,280	4,431,641	2,249,839
Net Loss:
EMBASSY® digital security products and services	(4,137,050)	(3,977,721)	(12,856,951)	(12,365,523)
Wavexpress broadband media distribution	(771,344)	(540,421)	(2,071,883)	(1,734,738)
Total Segments Net Loss	(4,908,394)	(4,518,142)	(14,928,834)	(14,100,261)
Interest income	130,694	30,872	264,840	79.183
Other	—	—	—	2,794
Net Loss	(4,777,700)	(4,487,270)	(14,663,994)	(14,018,284)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	84,461	144,458	223,980	401,522
Wavexpress broadband media distribution	10,049	33,568	17,070	100,008
Total Depreciation and Amortization Expense	94,510	178,026	241,050	501,530
Capital Expenditures:
EMBASSY® digital security products and services	139,709	59,911	341,226	202,978
Wavexpress broadband media distribution	54,098	3,763	85,008	39,125
Total Capital Expenditures	$193,807	$63,674	$426,234	$242,103

	September 30,	December 31,
	2007	2006
Assets:
EMBASSY® Trusted Client Platform and services	$10,137,259	$9,262,942
Wavexpress Data Broadcasting	162,346	96,735
Total Assets	$10,299,605	$9,359,677

The following table details Wave’s sales by geographic area for the three and nine-month periods ended September 30, 2007 and 2006. Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended September 30, 2007:
EMBASSY® digital security products and services	$1,633,037	$64,625	$36,587	$1,734,249
Wavexpress broadband media distribution products and services	—	—	—	—
Total	1,633,037	64,625	36,587	1,734,249
% of Total Revenue	94%	4%	2%	100%

Three months ended September 30, 2006:
EMBASSY® digital security products and services	609,183	198,201	34,020	841,404
Wavexpress broadband media distribution products and services	4,876	—	—	4,876
Total	614,059	198,201	34,020	846,280
% of Total Revenue	73%	23%	4%	100%

Nine months ended September 30, 2007:
EMBASSY® digital security products and services	$4,180,823	$164,764	$86,054	$4,431,641
Wavexpress broadband media distribution products and services	—	—	—	—
Total	4,180,823	164,764	86,054	4,431,641
% of Total Revenue	94%	4%	2%	100%

Nine months ended September 30, 2006:
EMBASSY® digital security products and services	1,449,248	628,799	146,922	2,224,969
Wavexpress broadband media distribution products and services	24,870	—	—	24,870
Total	1,474,118	628,799	146,922	2,249,839
% of Total Revenue	66%	28%	6%	100%

Substantially all long-lived assets of Wave are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and nine-month periods ended September 30th are as follows:

		Three months ended September 30,		Nine months ended September 30,
		2007	2006	2007	2006
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$1,279,395	$437,577	$3,229,932	$628,899
ST Microelectronics	EMBASSY®	64,625	198,200	151,654	628,798
Broadcom	EMBASSY®	218,314	101,551	481,057	206,238
US Government	EMBASSY®	—	—	—	291,737
Total		$1,562,334	$737,328	$3,862,643	$1,755,672
% of Total Revenue		90%	87%	87%	78%

8.     Issuance of Common Stock

On May 24, 2007, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 7,317,073 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $15,000,000. These shares were priced at $2.05 per share. Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 365,853 shares of Class A common stock at an exercise price of $2.58. The Warrant expires on May 24, 2009. Wave realized net proceeds of $14,229,331 after deducting the placement agent fees of $750,000 and additional legal and other fees associated with the issuance of these securities which totaled $20,669.

The shares sold on May 24, 2007 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

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

Overview

Our Business

Wave Systems Corp. develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to and work with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org (“TCG”), an industry standards body. Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues. These issues include: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security and regulatory compliance.

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

Management has focused on entering into licensing contracts to which the OEM licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with seven separate OEM partners. Revenue recognized on these contracts for the three-month periods ended September 30, 2007 and 2006 was approximately $1,723,000 and $825,000, respectively. For the nine-month periods ended September 30, 2007 and 2006, revenue recognized on these contracts amounted to approximately $4,278,000 and $1,780,000, respectively.

Management is focused on opportunities for its eSign Transaction Management Suite, also known as eTMS (“eTMS”), to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions. Although we have met significant implementation challenges and long sales cycles with this effort, we have entered into contracts with a la mode, inc. and Ellie Mae, Inc. in the real estate industry and with Efficient Forms, LLC and Realtime Solutions Group, LLC in the financial services sector. We continue to pursue additional opportunities for the eTMS product line.

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

The ESC enables the user to set up and configure the TPM platform. Wave has also developed the Trusted Drive Manager functions for ESC to support the Seagate Full Disc Encryption drives.

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

Current planned development costs for this product group are expected to be approximately $3.3 million for the twelve-month period ending September 30, 2008.

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

Current planned development costs for this product group are expected to be approximately $4.6 million for the twelve-month period ending September 30, 2008.

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

Current planned development costs for this product are expected to be approximately $1.6 million for the twelve-month period ending September 30, 2008.

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

Current planned development costs for this product are expected to be approximately $389,000 for the twelve-month period ending September 30, 2008.

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

Planned futures development expenditures are expected to approximate $1.6 million for the twelve-month period ending September 30, 2008.

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

R&D

Wave has realized minimal operating revenues since its inception. At September 30, 2007, Wave had an accumulated deficit of approximately $318.2 million. Wave has made a substantial investment in research and development, including approximately $2.7 million and $7.7 million for the three and nine-month periods ended September 30, 2007, respectively. Wave will continue to make substantial investments in its products and technology. For the years ended December 31, 2006, 2005 and 2004, Wave spent approximately $8.5 million, $6.9 million and $6.9 million respectively, on research and development activities.

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

Royalty fees received pursuant to distribution software licenses with OEMs in which wave earns a royalty, are recognized as revenue as units are shipped by the OEM to end customers.

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

Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, Wave’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine-month periods ended September 30, 2007 was $542,717 and $1,342,627, respectively, versus $381,171 and $1,141,775 for the three and nine-month periods ended September 30, 2006, respectively.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Wave had revenues of $1,734,249 and $846,280 for the three months ended September 30, 2007 and 2006, respectively. The increase was due primarily to licensing revenues, which increased by $889,932 during the quarter. This increase was due to a higher volume of shipments of Wave’s OEM customer products, primarily as a result of its OEM relationship with Dell, for which Wave receives royalty income. Service revenue consists primarily of non-recurring government time and materials contracts.

The table below sets forth the components that make up the revenue for the quarters ended September 30:

	2007	2006	Increase/ (Decrease)	% Change
Licensing	$1,716,878	$826,946	$889,932	108%
Services	17,371	19,334	(1,963)	(10)%
Total Net Revenues	$1,734,249	$846,280	$887,969	105%

Cost of sales for the three months ended September 30, 2007, was $210,288 compared with $202,985 for the same period in 2006. The change in costs of sales was due to a decrease in amortization expense as most capitalized software became fully amortized offset by higher customer support costs in connection with the increased license revenue during the September 30, 2007 quarter versus the prior year quarter.

For the reasons noted above, gross profit for the three-months ended September 30, 2007 and 2006 was $1,523,961 and $643,295, respectively. Wave’s gross profit percentage was 87.9% for the quarter ended September 30, 2007 as compared to 76.0% for the same period in 2006.

Selling, general and administrative (“SG&A) expenses for the three months ended September 30, 2007, were $3,707,498 as compared to $2,998,236 for the comparable period of 2006, an increase of approximately 24%. The increase was due mainly to an increase in salaries and related benefits totaling approximately $381,000, associated with salary rate increases and headcount additions to accommodate additional sales, marketing, business development and support activities, which exceeded those in the three months ended September 30, 2006. In addition, professional fees increased approximately $104,000 and additional travel expenses of approximately $32,000 were incurred in the quarter ended September 30, 2007 versus the comparable period of 2006. Also, stock option expense increased approximately $80,000 for the quarter ended September 30, 2007 versus the comparable period of 2006 due mainly to a company-wide option grant in early August 2007. Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $381,807 and $224,334 for the quarters ended September 30, 2007, and 2006, respectively. This increase was due primarily to an increase of approximately $95,000 in professional fee expenditures during the quarter ended September 30, 2007 versus the comparable period of 2006.

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

Research and development expenses for the three months ended September 30, 2007, were $2,724,857 as compared to $2,163,201 for the comparable period of 2006, an increase of 26%. This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $359,000 at Wave and approximately $69,000 at Wavexpress, associated with salary rate increases and headcount additions to accommodate additional research and development efforts, which exceed those in the three months ended September 30, 2006. In addition, rent and other facilities-related costs increased approximately $37,000 during the quarter ended September 30, 2007 versus the comparable period of 2006. Additional office space was leased to accommodate our research and development efforts. Also, stock option expense increased approximately $79,000 for the quarter ended September 30, 2007 versus the comparable period of 2006 due mainly to a company-wide option grant in early August 2007. Wavexpress’

research and development expenditures included in the above were approximately $389,537 and $324,916 for the quarters ended September 30, 2007, and 2006, respectively.

Interest income for the three months ended September 30, 2007, was $130,694 as compared to $30,872 for the comparable period of 2006. The increase in interest income is due to higher average balances of Wave’s money market accounts and higher rates of return for the quarter ended September 30, 2007 compared with the same period in 2006.

Due to the reasons set forth above, our net loss to common stockholders for the three months ended September 30, 2007, was $4,777,700 as compared to $4,487,270 for the comparable period of 2006.

Nine Months Ended September 30, 2007 and 2006

Wave had revenues of $4,431,641 and $2,249,839 for the nine-month period ended September 30, 2007, and 2006, respectively. The increase was due primarily to licensing revenues, which increased by $2,535,822 during the nine-month period. This increase was due to a higher volume of shipments of Wave’s OEM customer products, primarily as a result of its OEM relationship with Dell, for which Wave receives royalty income. Service revenue consists primarily of non-recurring government time and materials contracts.

The table below sets forth the components that make up the revenue for the six-month period ended September 30:

	2007	2006	Increase/ (Decrease)	% Change
Licensing	$4,353,815	$1,817,993	$2,535,822	139%
Services	77,826	431,846	(354,020)	(82)%

Total Net Revenues	$4,431,641	$2,249,839	$2,181,802	97%

Cost of sales for the nine-month period ended September 30, 2007, was $580,062, compared with $773,904 for the same period in 2006. The decrease in costs of sales was due to a decrease in the associated costs of the non-recurring government time and materials contracts noted above. Additionally, amortization expense decreased as most capitalized software became fully amortized. These decreases were partially offset by higher customer support costs in connection with the increased license revenue during the nine-month period ended September 30, 2007 versus the comparable period of 2006.

For the reasons noted above, gross profit for the nine-month period ended September 30, 2007 and 2006 was $3,851,579 and $1,475,935, respectively. Wave’s gross profit percentage was 86.9% for the nine-months ended September 30, 2007 as compared to 65.6% for the same period in 2006.

SG&A expenses for the nine months ended September 30, 2007, were $11,093,101, as compared to $9,400,495 for the comparable period of 2006, an increase of approximately 18%. The increase was due mainly to an increase in salaries and related benefits totaling approximately $936,000, associated with salary rate increases and headcount additions to accommodate additional sales, marketing, business development and support activities, which exceeded those in the nine months ended September 30, 2006. In addition, professional fees - primarily consulting fees - increased approximately $304,000 and additional travel expenses of approximately $218,000 were incurred during the nine-month period ended September 30, 2007 versus the comparable period of 2006. Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $1,027,258 and $822,217 for the nine-month period ended September 30, 2007 and 2006, respectively. This 25% increase was due primarily to an increase in professional fee expenditures of approximately $261,000 offset by a decrease in rent and other facilities-related costs.

Research and development expenses for the nine months ended September 30, 2007, were $7,687,312, as compared to $6,175,701 for the comparable period of 2006, an increase of 24%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $939,000 at Wave and approximately $186,000 at Wavexpress, associated with salary rate increases and headcount additions to accommodate additional research and development efforts, which exceed those in the nine months ended September 30, 2006.  In addition, professional fees, consisting of computer programming consultants, increased approximately $44,000 in support of additional research and development efforts and rent and other facilities-related costs increased approximately $133,000 during the nine months ended September 30, 2007 versus the comparable period of 2006.  As noted above, additional office space was leased to accommodate our research and development efforts.  Wavexpress’ research and development expenditures included in the above were $1,044,625 and $920,865 for the nine months ended September 30, 2007, and 2006, respectively, for an increase of approximately 13%, due to the increase in salaries, fringe and benefit expenditures noted above offset by a decrease in product development costs of approximately $90,000.

 Interest income for the nine months ended September 30, 2007, was $264,840 as compared to $79,183 for the comparable period of 2006.  The increase in interest income is primarily attributable to higher average balances of Wave’s money market accounts and higher rates of return for the nine months ended September 30, 2007 compared with the same period in 2006.

Due to the reasons set forth above, our net loss to common stockholders for the nine months ended September 30, 2007, was $14,663,994 as compared to $14,018,254 for the comparable period of 2006.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of September 30, 2007, had an accumulated deficit of $318,196,093.   Total stockholders’ equity as of September 30, 2007, was $7,003,713.  Wave has financed its operations through September 30, 2007, principally through the issuance of Class A and B Common Stock and various series of preferred stock.

Sources and uses of cash

As of September 30, 2007, Wave had $7,754,204 in cash and cash equivalents.  As of December 31, 2006, Wave had $7,965,994 in cash and cash equivalents.  The decrease in cash and cash equivalents of $211,790, resulted from $14,190,367 used in operating activities, $426,234 used in investing activities for the acquisition of capital assets offset by $14,404,811 generated through financing activities, from the sale of 7,412,134 shares of Class A Common Stock, including 91,746 shares sold pursuant to Wave’s Employee Stock Purchase Plan and 3,315 shares sold as a result of an employee stock option exercise.  At September 30, 2007, Wave had positive working capital of $6,264,504.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve months ending September 30, 2008, will be approximately $25,200,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of cash include the following:

•                  cash on hand of $7,754,204 as of September 30, 2007

•                  cash from sales and licensing of products

Given Wave’s capital requirements for the twelve-month period ending September 30, 2008, as indicated above, and Wave’s cash on hand as of September 30, 2007, Wave will be required to raise additional capital to fund its operations.

Wave may obtain additional funding from further sales of newly issued shares of Class A Common Stock including the sale of Class A Common Stock under the shelf registration statement that we filed on March 20, 2007 that the Securities and Exchange Commission declared effective on April 27, 2007. There are $10,000,000 in gross proceeds available under the March 20, 2007 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the nine months ended September 30, 2007, was approximately $3,787,000 versus approximately $1,912,000 for the comparable period of 2006.

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

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending September 30, 2008 and given the uncertainties described above with respect to Wave’s revenue outlook, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending September 30, 2008.

Wave will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our

operations for the twelve-months ending September 30, 2008.   The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives.  Given the available cash currently on hand and our expenditure forecast for the twelve-months ending September 30, 2008, we estimate that we will need to generate at least $4,700,000 from a combination of revenue growth above forecasted levels and additional financing activities, in order to continue as a going concern for the twelve-months ending September 30, 2008.

Other uncertainties that may impact the future business outlook

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing beyond September 30, 2008 to increase market awareness.  Therefore, if Wave is not able to begin to generate significant revenues by September 30, 2008 to cover its operating costs, it will need to generate capital from other sources, including raising funds through issuing additional common stock, preferred stock and/or debt to fund its operations beyond September 30, 2008.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating leases commitments	$669,851	$944,675	$1,773	$-0-	$1,616,299

Net operating and capital loss carryforwards

As of December 31, 2006, Wave had available net operating and capital loss carryforwards for federal income tax purposes of approximately $268.2 million, which expire beginning in 2007 through 2026.  Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating and capital loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period.  We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following.  As a result, all of the utilization of our net operating losses are likely to be subject to annual limitations.

Going concern opinion

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave’s independent registered public accounting firm, KPMG LLP, has issued a report on Wave’s financial statements as of December 31, 2006, dated March 15, 2007, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern (See also Note 1 to Wave’s consolidated financial statements).

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave’s revenue during the three-months and nine-months ended September 30, 2007 was significantly below operating expenses, as our products have not yet attained widespread commercial acceptance.  This is due primarily to the early stage nature of the digital security industry in which we operate.  As of September 30, 2007, we have an accumulated deficit of approximately $318.2 million and positive working capital of approximately $6.3 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects.  You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

We may be unable to raise the $4,700,000 million of additional cash flow, which is necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, we estimate that our current available capital is sufficient to fund Wave into April 2008. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon current forecasts, we will need to generate approximately $4,700,000 from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve-months ending September 30, 2008. We expect we will be required to generate a portion of this cash through additional financings in the form of sales of securities pursuant to a shelf registration statement filed with the SEC on March 20, 2007, which was declared effective on April 27, 2007. There is $10,000,000 in gross proceeds available under this shelf registration statement, which may be utilized for future financings.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted, or the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

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

Dated:  November 9, 2007

WAVE SYSTEMS CORP.
(Registrant)

By:	/s/ Steven K. Sprague
Name: Steven K. Sprague
Title: President and Chief Executive Officer

By:	/s/ Gerard T. Feeney
Name: Gerard T. Feeney
Title: Chief Financial Officer