Form 10-K
period 2007-12-31
WAVE SYSTEMS CORP
filed 2008-03-17
CIK 919013

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) YES ☐    NO ☒

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2007) was approximately $103 million. (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

         As of March 5, 2008 there were 52,917,827 shares of the registrant's Class A Common Stock and 38,232 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, have been incorporated by reference into Part III of this annual report.

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

PART I

Item 1.    Business

        Wave Systems Corp. develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to and work with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org ("TCG"). Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues. These issues include: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security and regulatory compliance.

        The TCG is an industry standards body, comprised of computer and device manufacturers, software vendors and others, whose purpose is to develop, define and promote open industry standard specifications for embedded hardware-enabled computing products, including security technologies across multiple platforms, peripherals and devices. The current TCG specification recommends a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module ("TPM") that performs protected activities, including protected storage, platform authentication, protected cryptographic processes and attestable state capabilities to provide the first level of trust for the computing platform (a "Trusted Platform"). The TPM is a hardware chip that is separate from the platform's main CPU(s) that enables secure protection of files and other digital secrets, and performs critical security functions such as generating, storing and protecting "cryptographic keys," which are secret codes used to decipher encrypted or coded data. While TPMs provide the anchor for hardware security, known as the "root of trust", trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services; such as key management and credential authentication.

        Prior to the formation of the TCG, Wave developed its pioneering EMBASSY (EMBedded Application Security SYstem) Trust System. The EMBASSY Trust System is a combination of client hardware consisting of the EMBASSY 2100 security chip (the "EMBASSY chip"); and software consisting of the Trust Assurance Network ("TAN"), a back-office infrastructure that manages its security functions. As the market for TPM-enabled products has developed with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications, by repurposing these product assets. Wave has since developed a set of applications known as the EMBASSY Trust Suite, EMBASSY Trust Server products, middleware and software tools to work with various other chip manufacturers' TCG-enabled TPMs that are now available. Wave's products are unique in the fact that they support cross platform interoperability for the currently available TPM chips from Winbond Electronics Corporation ("Winbond"), Atmel, Broadcom, Infineon Technologies AG, and ST Microelectronics and have been verified for usage on TPM platforms shipped by Intel, IBM, HP, NEC, Fujitsu, Gateway (acquired by MPC) and Dell.

        In addition, in 2007 Wave introduced software to support the newest trusted component, the Seagate Momentus 5400.2 FDE (Full Disc Encryption) drives for hardware protection of data. Wave's products supporting FDE drives include the EMBASSY Trusted Drive Manager (ETDM) and the EMBASSY Remote Administration Server (ERAS). The Trusted Drive Manager was developed in partnership with Seagate. During 2007, Wave announced a licensing agreement with Seagate for bundling and joint marketing of a Seagate version of the EMBASSY Trust Suite with Seagate FDE drives in certain distribution channels. Also during 2007, Wave and Seagate announced that their data protection solution was being offered by Dell, ASI, and NEC Europe.

        Wave's operations to date have consisted primarily of product development, performance under contract to develop products and marketing and initial sales to personal computer ("PC") and semi-conductor chip ("Chip") original equipment manufacturers ("OEMs"), resellers, and enterprises.

In addition, Wave has signed distribution contracts for its products with a number of OEMs that have resulted in a marked increase in revenues for the year ended December 31, 2007 versus prior years.

        Wave has been successful in signing distribution contracts with Intel, Winbond, ST Microelectronics, Dell Products LP, Gateway/MPC and Broadcom. However, due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated in calendar 2008 to fund its cash flow requirements. Given the uncertainty with respect to Wave's revenue forecast for 2008, it is likely that Wave will be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the year ending December 31, 2008. As of December 31, 2007, we had working capital of approximately $1.7 million. On February 29, 2008, Wave entered into subscription agreements with certain purchasers, pursuant to which Wave agreed to sell and issue 3,173,500 shares of its Class A common stock, par value $.01 per share, to such purchasers for an aggregate purchase price of $3,490,850. These shares were priced at $1.10 per share. Wave also agreed to issue warrants to the purchasers to purchase up to 952,050 shares of Class A common stock at an exercise price of $1.15 per share. These warrants expire in February 2013. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with this offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 190,410 shares of Class A common stock at an exercise price of $1.33 per share. This warrant has an eighteen month term and may not be exercised before the 180th day of its term. Wave realized net proceeds of approximately $3,221,000 after deducting the placement agent fees of $209,451 and additional legal and other fees associated with the issuance of these securities, which totaled approximately $60,000. The shares sold on February 29, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007. Considering our current cash balance (including the net proceeds from our February 29, 2008 financing described above) and Wave's projected operating cash requirements, we anticipate that we will need a minimum of approximately $12.7 million of additional cash to satisfy our current forecasted cash flow requirements for the year ending December 31, 2008. Due to our current cash position, our capital needs over the next year and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

Formation of the Trusted Computing Group and introduction of TCG Compliant Products

        The TCG was formed in April, 2003. The Promoting Founders were AMD, HP, IBM, Intel, and Microsoft. Wave Systems was invited to join the founding group as a Contributing Member. Upon its inception, the TCG formally accepted the initial technical specifications developed by the Trusted Computing Platform Alliance ("TCPA") for Trusted Platform Modules Version 1.1 and formally superseded the TCPA organization. The TCG has significantly expanded the industry participation in security hardware standards and now includes industry leaders offering additional platforms such as storage devices, cell phones, PDAs and consumer electronics. During 2003, several manufacturers of semiconductors for the PC industry, including National Semiconductor, Atmel and Infineon, were offering products capable of functioning as TPMs meeting the TCG TPM Version 1.1 standard for trusted computing. In addition, PC platforms that included TPMs were announced and/or available from IBM, Intel, and HP. In 2004, the rate of adoption of TPMs accelerated with additional platforms announced by the major OEMs that were already shipping platforms and an additional OEM, Fujitsu, announced products with TPM's. In 2005 through 2007, the rate of adoption of TPMs continued to grow with the availability of TPM-equipped PCs and servers from additional PC OEMs including Dell, Gateway/MPC and Lenovo. The overall number of TPM-equipped PC models being offered from the OEMs shipping with TPMs, combined with the increased number of OEMs that have introduced TPM-equipped models, has continued to accelerate the rate at which TPMs are being shipped by the PC industry. In 2005, the TCG released a new version of the TPM specification, Version 1.2, which includes a number of enhancements and extensions over the Version 1.1b. TPM Version 1.2 is fully backwards compatible to Version 1.1b, which provides a smooth transition for deployment of the TPM technology and increases the TPM functionality. In addition, vendors such as Atmel announced TPM products targeted to support embedded systems applications beyond the traditional PC market. There are also TCG Working Groups that are developing specifications to extend TCG technologies to other devices such as storage devices, network products, servers, peripherals and mobile devices.

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

Products and Services

Client-side Applications

The EMBASSY Trust Suite

        The current version of the EMBASSY Trust Suite is a set of applications and services that are designed to bring functionality and user value to TPM-enabled products. Designed to make the TPM easy for users to set up and use, the EMBASSY Trust Suite includes the EMBASSY Security Center (the "ESC"), Trusted Drive Manager ("TDM"), Document Manager ("DM"), Private Information Manager ("PIM") and Key Transfer Manager ("KTM").

        The ESC enables the user to set up and configure the TPM platform. In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management. In March 2007, Wave announced a new version of the ESC software that supports Seagate's Momentus 5400 FDE.2 hard drive, the latest version of Seagate's FDE drives (the "Seagate Trusted Drives"). Wave's EMBASSY Trust Suite software for TPM and key management also supports Seagate Trusted Drives.

        Data Protection is addressed by the DM, which provides document encryption, decryption and client side storage of documents. The DM, which works with Microsoft Windows, and Microsoft Office, secures documents against unauthorized users and hackers. In early 2007, Wave announced support for Microsoft's new Windows Vista operating system and compatibility with Wave's latest version of its EMBASSY Trust Suite software. Wave's software is Windows Vista ready and builds upon the new operating system's data protection feature set, providing full-featured EMBASSY solutions for data protection and strong authentication.

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

        Additionally, Wave has developed TPM Wizards as part of the EMBASSY Trust Suite which allow users to setup and use the TPM for securing 802.11x wireless networks, the Windows Encrypting File System and encrypted email.

        Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve. Current planned development costs for this product group are expected to be approximately $3.3 million for the year ending December 31, 2008.

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

Wave TCG-Enabled Cryptographic Service Provider ("CSP")

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

        Current planned development costs for this product group are expected to be approximately $4.6 million for the year ending December 31, 2008.

EMBASSY Trust Server Applications

EMBASSY Key Management Server ("EKMS")

        EKMS is a server application that is designed to provide corporate-level backup and transition of the TPM keys, a process known as key migration. Key migration using EKMS is designed to help prevent the risk of serious data loss in the event that a TPM, hard drive or motherboard becomes corrupted, or a user leaves the organization. For instance, an organization may require access to a former employee's encrypted data or TPM-secured keys for business continuity or disaster recovery purposes. EKMS enables enterprise level key protection services while ensuring proper archive procedures and recovery capabilities.

EMBASSY Authentication Server ("EAS")

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

EMBASSY Remote Administration Server ("ERAS")

        ERAS is a server product that provides centralized management and auditing of Trusted Platform Modules ("TPM") and Seagate Trusted Hard Drives ("Trusted Drive"). ERAS is designed to give IT administrators the ability to deploy and remotely manage Trusted Drives and TPM systems. It provides for initialization, pre-boot authentication management, recovery, and repurposing of TPMs and Trusted Drives. ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and Trusted Drive security settings, thus allowing

IT administrators to assess the risk of whether a lost or compromised PC is adequately secure. ERAS is designed to facilitate enterprise adoption of TPM and Trusted Drive technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs.

        Current planned development costs for this product are expected to be approximately $1.6 million for the year ending December 31, 2008.

Digital Signature and Electronic Document Management

        On October 4, 2001, Wave acquired the digital signature and electronic document management technology, SmartSignature and SmartSAFE, from SignOnLine, Inc. ("SignOnLine"), a California-based company. This group of products initially made up our eSign Transaction Management Suite, also known as eTMS ("eTMS"), which consisted of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect. SmartSignature Version 3.0 is a digital signature application that connects signers and institutions—banks, insurance companies, enterprises, etc.—through a legally binding digital signature. Wave's SmartSignature Server, a server-side electronic signature application, enables individuals to electronically sign and store virtually any format of document, while connected to a server, as opposed to the signing taking place on the client PC. During the fourth quarter of 2007, Wave launched SmartSigning Rooms Version 1.0, which enhances the functionality of the SmartSAFE to enable an organization to offer signers a secure virtual environment to review, annotate and electronically sign documents.

        To increase the security associated with identity protection and digital signing credentials, Wave's SmartSignature is currently enabled for the support of TPMs. SmartSAFE Version 4.0 is a web-based document management application where signed documents are archived and tracked. SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents. SmartSAFE also supports archival and management of unsigned documents in virtually any format. These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional paper-based documentation methods. SmartSignature Version 3.0 and SmartSAFE Version 4.0 have been completed and Wave commercially released these products in the first quarter of 2007. SmartIdentity, an optional service to verify a signer's identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed and released in January of 2003. Wave will continue to allocate resources toward marketing and sales to promote these products.

        Wave's eTMS, in addition to supporting TPMs, is also being independently marketed in the insurance, mortgage, banking, government and other markets which are seeking digital and electronic signature solutions that are compliant with the Electronic Signatures in Global and National Commerce Act ("ESIGN"). eTMS' SmartSignature Server product was licensed to a la mode, Inc., a leading provider of desktop, mobile, and Web tools for the real estate and mortgage industries, to provide digital signature solutions for their XSites product line. Wave also signed a licensing agreement in 2005 with Efficient Forms, LLC, a leading provider of interview-based electronic forms creation, to offer a comprehensive managed-service solution for electronic forms and electronic signatures. Over the past 24 months, through direct and reseller channels, over 3,000 organizations have used eTMS functionality to automate paper processes. Some of the flagship organizations that are currently utilizing eTMS include: Ellie Mae, Realtime Solutions Group, Heritage Union, DocuTech, Remark, American Community Life Insurance Company, Trust Company of America, Digital Docs, Compliance Source and others. Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

        Current planned development costs for this product are expected to be approximately $300,000 for the year ending December 31, 2008.

Broadband Media Distribution Services

        Wave offers broadband content distribution products and services through Wavexpress, a joint venture between Wave and Sarnoff Corporation. The joint venture was established on October 15, 1999. Under the joint venture agreement, Sarnoff and its affiliates initially received a 40% equity stake in Wavexpress. Wave initially received a 53% equity interest and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. As of December 31, 2007, Wave owned 69% of Wavexpress, while Sarnoff owned 25.6%. The affiliates of Wave include Peter Sprague, former Chairman of Wave, Steven Sprague, Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

        Wavexpress has developed a vertically integrated suite of products designed to enable the optimum broadband distribution of digital programming. The current product offering combines industry standard syndication protocols with proprietary back-end software to create an end-to-end content syndication and monetization platform. This system is offered to content providers looking to deliver high-quality broadband media services using either Wavexpress' distribution facility or on their own, through Really Simple Syndication ("RSS"). RSS is the standard format for blogs and podcasts and is being increasingly used for open video distribution on the Internet. Content providers connect through the Wavexpress client and backend software to generate advertising revenue or subscription fees for premium services. Wavexpress' business model intends to derive revenue either from direct fees charged to content providers for the use of Wavexpress software and facilities, or from a share of advertising proceeds collected. Wavexpress proprietary client software is integrated and promoted through Microsoft's XP Media Center Edition operating system, as well as the Vista Premium and Vista Ultimate operating systems which began shipping in January 2007. It is also available through Microsoft's Internet Explorer web browser.

        We believe Wavexpress' products deliver value to content providers by bringing a traditional advertising sales model to the emerging market for cached, syndicated, high-quality video content. By leveraging an open standard, RSS, Wavexpress believes it is in a position to work with any content provider—large or small. Wavexpress' investment in proprietary backend and distribution technology creates opportunities to differentiate and capitalize on this rapidly growing segment of the content industry.

        Planned future development expenditures are expected to approximate $1.6 million for the year ending December 31, 2008.

        Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

        Although Wave's revenue has grown considerably in 2007 versus prior years, Wave's revenue in 2007 of approximately $6,307,000 was significantly below operating expenses, which were approximately $25,781,000. For the years ended December 31, 2007, 2006, and 2005, Wave incurred losses to common shareholders of approximately $19,952,000, $18,785,000 and $17,562,000 respectively. At December 31, 2007, we had an accumulated deficit of approximately $323,484,000. There can be no assurance that we will ever be successful in achieving commercial acceptance of our products and services.

Markets and Business Strategy

Our Market

        Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a network or platform. Because of these persistent security concerns, we believe that there is now a recognized need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks. The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices. The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating a root of trust and an authenticatable security environment within the computer itself, will the information stored on the platform be adequately secure. Wave is seeking to become a software, application and services leader in hardware-based digital security and e-commerce products markets. Because Wave has been a pioneer in developing hardware-based computer security systems, we believe we are distinctively positioned to take advantage of our unique knowledge, significant technology assets and trusted computing intellectual properties.

        Hardware-based trusted computing solutions involve a new approach to conducting business and exchanging information using computer systems. We believe that these solutions will require traditional software-based security to be augmented with next generation hardware-based security and an enhanced support infrastructure. Intensive marketing and sales efforts have been, and will continue to be, necessary, in order to generate demand for products using Wave's technology, and to ensure that Wave's solution is accepted in this emerging market. Our objective is to make our EMBASSY branded products and services the preferred applications and infrastructure for Trusted Platforms. Key components in achieving this goal include:

Capitalizing on Information Security Industry Trends

        We believe that security remains one of the top industry priorities across multiple segments of the user and product value chains. Wave believes that a key differentiator of its EMBASSY Trust Suite is that it is interoperable across all of the currently available TPM-enabled Windows platforms and provides for ease of use. Key industry initiatives and security specifications that will require the addition of trusted hardware are moving forward in a number of platforms including Microsoft's Windows Vista operating system, Intel's LaGrande secure computing program, and AMD's Secure Execution Mode ("SEM"). Similar programs are under consideration in network devices, and mobile devices such as PDAs and cell phones and consumer electronics devices.

        Wave has designed its products with features and functionality that we believe uniquely positions us to capitalize on information security industry issues and trends. Wave believes that the following could be important issues and trends for our strategic objectives:

  •
  Requirements to authenticate the identity of both platforms and users for access to protected resources and information

  •
  Need to protect sensitive information on mobile PCs which may be stolen or lost

  •
  User managed security features

  •
  Major privacy concerns

  •
  Rapid development of new e-commerce business and distribution models

  •
  Lack of adequate security for e-commerce and vulnerability to attacks

  •
  Convergence of consumer electronics and PC's

  •
  Legal status of digital identities and digital signatures, including development of next generation web services which require digital signature solutions

  •
  Increased focus on security and privacy by government entities

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

Pursue Strategic Marketing and Distribution Alliances

        We intend to expand Wave's strategic alliances with key partners that could distribute our products in enterprise, government and eventually consumer markets, and to build upon our alliances with such industry leaders as Intel, Dell, HP, IBM, Lenovo, NEC, Gateway/MPC and others in the PC industry. In addition, we are engaged in strategic activities with semi-conductor manufacturers Broadcom, ST Microelectronics, Winbond, Atmel and Infineon Technologies to support and/or deploy EMBASSY applications with their TPMs designed to the TCG specifications. TCG has expanded its scope to include networking systems, trusted peripherals, data storage devices, mobile wireless products and consumer electronics devices. Wave anticipates additional secure storage devices and data protection alternatives, similar to the Seagate FDE drives, will be introduced in 2008 and thereafter and that these products could be supported by our trusted drive solutions. Wave believes its trusted computing offerings can provide significant value in these new markets and on these platforms and thus, is working to establish relationships with key partners in each of these markets.

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

        Client and server solutions supporting both the operations and life cycle management of Trusted Platforms is a major focus area for Wave. New products that Wave is planning on developing over the ensuing period will consist primarily of new TCG client and server software services and enabling tools that will expand upon its portfolio of TCG trusted computing applications and services in the following areas:

  •
  Cross-platform interoperability: There is TCG hardware coming from multiple suppliers, as well as supporting software from multiple vendors. In order for applications from independent software vendors to work with any of these multiple combinations of products, Wave is developing TCG specific toolkits that provide for this interoperability across platforms. Wave will continue to expand the functions available to systems integrators ("SIs"), independent software vendors ("ISVs") and independent hardware vendors ("IHVs") within these enabling toolkits to make it easier to bring new applications to Trusted Platforms.

  •
  Client applications: Wave's EMBASSY Trust Suite provides important end user PC applications such as EMBASSY Security Center, Trusted Drive Manager, Document Manager, Private Information Manager and Key Transfer Manager. Wave plans to continue to add new client applications and enhance the current applications with advanced functions to exploit the strong security of the TCG platforms.

  •
  Server applications: Trusted devices require a number of life cycle management products to address the set up, registration, operations and systems management requirements of the platforms. Wave's current server and life cycle management products consist of the EKMS,

    EAS and ERAS. Wave plans to enhance these products with future versions and to expand these products to offer additional trust services.

        These development efforts will likely be significant and Wave intends to expend a substantial portion of its research and development resources towards these enhancements as well as significant marketing and corporate development funds to introduce the products and build market demand. As a result, our continued research and development efforts will require substantial capital resources, which will likely necessitate the need for further funding so that Wave may ultimately be able to capitalize on the emerging market opportunities for its products and services. Wave announced major products in 2007, primarily for server-based products, and is developing significant new client and server-based products and product enhancements, which are planned to be introduced in 2008. For example: At the 2007 Interop Conference, in May 2007, Wave demonstrated its endpoint integrity software solution integrated with Microsoft Network Access Protection. Wave is also working closely with Juniper Networks on its Unified Access Control solution. Wave's EMBASSY software, combined with the industry-standard TPM hardware security chip, is designed to complement the Juniper and Microsoft solutions by offering a tamper resistant and secure machine identity and TPM-signed and secure integrity checks in conjunction with their access control agents. Network access control systems are designed to enforce security policy and restricting prohibited platform configurations on the network; identify and contain platforms that are noncompliant with policy; and address malware and root kits before they touch the network.

Marketing, Sales and Customers

        Because Wave's products involve a new approach to conducting business and exchanging information using computer systems, we believe market acceptance of these products will require that traditional software-based security be enhanced and/or replaced with next generation products designed using the TCG and related specifications. Intensive marketing and sales efforts have been and will continue to be necessary in order to increase recognition of and generate demand for products using Wave's technology and to ensure that Wave's solutions are accepted in this emerging market. Our current primary focus is on closing business with chip OEMs, PC OEMs, enterprise customers and systems integrators. Wave has also undertaken steps to develop and establish a reseller channel for our products.

        Wave's business model targets revenues from various sources: licensing of our technology including EMBASSY Trust Suite client applications; tools and enabling software; and client/server based trusted software solutions for the lifecycle management of keys and authentication of Trusted Platforms.

        Wave has identified six key markets where we believe our products could provide unique benefits:

  •
  PCs—TCG's standards-based specifications for trusted hardware is leading the industry toward increased deployment of TPM hardware by a growing number of PC OEMs. The current focus for both TCG and Wave is on business PC platforms, but is expected to extend to consumer PCs over time. Wave anticipates providing enabling tools to SIs, ISVs, and IHVs in order to take advantage of the new trusted computing features of these platforms.

  •
  Secure Storage Devices and Data Protection Devices—Based on significant industry requirements for data protection solutions and as the TCG-based specifications are released for trusted drives, Wave anticipates expanding its range of support for new products from IHVs and platform OEMs.

  •
  Network products and Mobile Devices—As TCG-based specifications are released and product deployment develops, Wave anticipates extending its products to support these new trusted computing platforms and marketing to the associated OEMs, SI, ISVs, IHVs, and service providers for these devices.

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

  •
  Government and Enterprise—The market for electronic security systems in governmental units and large business enterprises is growing and Wave believes this market represents a key opportunity for Wave's TCG-compliant offerings.

        Directly and through our partners, Wave is aggressively targeting opportunities in these markets, as we believe our products provide a wide range of security and trust capabilities not offered in any other single solution.

        Wave's sales for the year ended December 31, 2007 consisted primarily of licensing its software applications, engineering and support services. Of the total revenue realized for the year ended December 31, 2007, 100% was derived from Wave's EMBASSY computer security products and services. For the year ended December 31, 2006, 99% was derived from Wave's EMBASSY computer security products and services and 1% was from Wavexpress' broadband media distribution segment. For the year ended December 31, 2005, 96% was derived from Wave's EMBASSY computer security products and services and 4% was from Wavexpress' broadband media distribution segment. Customers from which Wave derived revenue in 2007 in excess of 10% or total revenues that would have a material adverse effect on Wave's business if Wave were to lose such customers are as follows:

Customer	Product or Service Sold	Percentage of Total Revenue for the year ended December 31, 2007
Dell, Inc.	Software Licensing	71%
Broadcom	Software Licensing	11%

        Wave's business plan, will continue to depend heavily on a small number of OEM customers, partners and prospective customers, the loss of, or lack of substantial future revenues from any of whom, may have a material adverse effect on our business plan going forward. These include Dell, Inc. and Broadcom. However, in 2007, Wave expanded its presence as a security solutions provider marketing to small, medium and large business enterprises and will continue to aggressively market its products and services to these enterprises in concert with its OEM customer base.

Segment Reporting

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 15 of the Notes to Consolidated Financial Statements.

Financial Information about Geographic Areas

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 15 of the Notes to Consolidated Financial Statements.

Competition

Wave EMBASSY Digital Security Products

        We operate in the information security market, a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than us. Also, many current and potential competitors have greater name recognition and more extensive customer bases to leverage, allowing these competitors to gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of trusted computing solutions is still in the formative and early stages, despite the substantial increase in distribution of the technology. The markets for our products are developing and, while the TCG specifications have provided the basis for the industry to move forward, there remains significant standards work efforts in order for the eco-system supporting trusted computing to move forward. Wave's potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco, Safenet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computer applications including Softex, Phoenix, Infineon and Microsoft. The competitive factors defining these evolving markets include product features, compatibility, standards compliance, quality and reliability, ease of use, performance, customer service and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. The features of Wave's products that should allow it to compete favorably through product differentiation include: cross-platform, interoperable solutions; easy-to-use features; and leading edge trusted client/server infrastructure solutions. In addition, Wave continues to have leading solutions with its digital signature products, especially when combined with trusted computing platforms and features.

        In the market for data protection products there is a well established set of software companies which provide software based full disk encryption products and supporting infrastructure. These are companies such as PointSec (acquired by Checkpoint), Ultimaco, Credant, PGP, SafeBoot, Secude (acquired by McAfee), Guardian Edge and others. As the markets for hardware-based full disk encryption products evolves, it is likely that these companies will also provide support for the new trusted drives, similar to Wave's products which support these products today.

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

Wavexpress Broadband Media Distribution

        Wavexpress competes in a market dominated by traditional content delivery methods. Wavexpress prospects rely on traditional broadcast television, Internet streaming and online websites. Wavexpress' technology augments these services by providing both content providers and viewers a television-like viewing experience of Internet video using the Microsoft Media Center platform. Several companies compete for the delivery of television over broadband, including startup video networks such as Akimbo, Joost and Veoh and streaming service providers such as YouTube and Brightcove.

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

        We believe the export classifications that we have received for our software products allow us to sell our products internationally in an effective, competitively advantageous manner. Enhancements to existing products may, and new products will be subject to reviews by the BXA to determine what export classification they will receive. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license, as we are currently allowed for the products that we've received classification, or make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.

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

Research and Development

        Wave's products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development. We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, eTMS products, and broadband media distribution products. For the years ended December 31, 2007, 2006 and 2005, we spent approximately $10.6 million, $8.5 million and $6.9 million, respectively, on research and development ("R&D") activities. Planned development expenditures for the year ended December 31, 2008 are expected to be approximately $11.1 million.

Employees

        As of December 31, 2007, we employed one hundred seventeen (117) full-time employees, fifty-two (52) of whom were involved in sales, marketing and administration and sixty-five (65) of whom were involved in research and development (including fourteen (14) employed by Wavexpress, three (3) of whom were in sales, marketing and administration and eleven (11) of whom were involved in research and development). As of December 31, 2007, we retained the services of seven (7) full-time consultants. We believe our employee relations are satisfactory.

Available Information

        Wave makes available, free of charge on its website by means of a link to www.nasdaq.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Reports may be viewed and obtained on the Company's website, www.wave.com, or by calling Investor Relations at (212) 835-8500.

        The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxies and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Item 1A.    Risk Factors

        We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

        We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave's revenue in 2007 was significantly below operating expenses, as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of December 31, 2007, we had an accumulated deficit of approximately $323.5 million and working capital of approximately $1.7 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

        Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance, which includes the net proceeds received from the financing transaction completed on February 29, 2008, and Wave's projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into June 2008. In order to fund our business into June 2008 and beyond, it will be necessary for us to generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave's viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave's business model is viable.

        We may be unable to raise the $12.7 million of additional cash flow, which is necessary to continue as a going concern for the next twelve months.

        Based upon our current expense forecast, assuming current revenue levels, and taking into account the financing completed in February 2008, we estimate that our current available capital is sufficient to fund Wave into June 2008. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon our current forecasts, we will need to generate a minimum of $12.7 million from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve months ended December 31, 2008. We expect we will be required to generate a significant portion of this cash through additional financings in the form of sales of newly issued securities. And while we recently completed a financing in the form of sales of newly issued securities on February 29, 2008, we do not know if additional financing will be available or that, if available, it will be available on favorable terms. As we issue additional shares of our stock, our stockholders' ownership will be diluted. Also, the shares issued may have rights, preferences or privileges senior to those of our common stock. In addition, if we pursue debt financing we may be required to pay interest costs. The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives. Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

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

        Wave's business model relies on an assumed market of tens of millions of units shipping with built-in security hardware and for Wave to be successful selling its upgraded version of client and server software products to these users. Because this market remains in the early stage of development, there is significant uncertainty with respect to the validity of the future size of the market. If the market for computer systems that utilize our products and services does not grow to the extent necessary for us to realize our business plan, we may not be successful.

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

        An increasing number of market entrants have introduced or are developing products and services that compete with Wave's. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave's potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Ultimaco, Safenet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computing applications, including Softex Incorporated, Phoenix Technologies Ltd., Infineon Technologies AG and Microsoft.

        Other companies have developed or are developing technologies that are, or may become, the basis for competitive products in the field of security and electronic content distribution. Some of those technologies may have an approach or means of processing that is entirely different from ours. Existing or new competitors may develop products that are superior to ours or that otherwise achieve greater market acceptance than ours. Due to Wave's early stage, and lower relative name recognition compared to many of our competitors and potential competitors, our competitive position in the marketplace is vulnerable.

        We have a high dependence on relationships with strategic partners that must continue or our ability to successfully produce and market our products will be impaired.

        Due in large part to Wave's early stage and lower name recognition; we depend upon strategic partners such as large, well established personal computer and semiconductor manufacturers and computer systems' integrators to adopt our products and services within the Trusted Computing marketplace. These companies may choose not to use our products and could develop or market products or technologies that compete directly with us. We cannot predict whether these third parties will commit the resources necessary to achieve broad-based commercial acceptance of our technology. Any delay in the use of our technology by these partners could impede or prohibit the commercial acceptance of our products. Although we have established some binding commitments from some of our strategic partners, there can be no assurance that we will be able to enter into additional definitive agreements or that the terms of such agreements will be satisfactory. It will be necessary for Wave to expand upon our current business relationships with our partners, or form new ones, in order to sell more products and services for Wave to become a viable, self-sufficient enterprise.

        Product defects or development delays may limit our ability to sell our products.

        We may experience delays in the development of our new products and services and the added features and functionality to our existing products and services that our customers and prospective customers are demanding. If we are unable to successfully develop products that contain the features and functionality being demanded by these customers and prospective customers in a timely manner, we may lose business to our competitors. In addition, despite testing by us and potential customers, it is possible that our products may nevertheless contain defects. Development delays or defects could have a material adverse effect on our business if such defects and delays result in our inability to meet the market's demand.

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

        We believe the export classifications that we have received for our software products allow us to sell our products internationally in an effective, competitively advantageous manner. Enhancements to existing products may, and new products will be subject to reviews by the BXA to determine what export classification they will receive. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Currently, we are allowed to export the products for which we've received classification, in an unrestricted manner without a license. However, modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license. Such modifications could also make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.

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

        In addition, the stock market in general, and the market prices for technology-related companies in particular, have experienced significant price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our Class A common stock or any of our other securities for which a market develops, regardless of our operating performance. Securities class action litigation has often been instituted against companies that have experienced periods of volatility in the market price for their securities. It is possible that we could become the target of litigation of this kind that would require substantial management attention and expense. The diversion of management's attention and capital resources could have a material adverse affect on our business. In addition, any negative publicity or perceived negative publicity of any such litigation could have an adverse impact on our business.

        We may be subject to conflicts of interest that could adversely slow our corporate governance process.

        Our Board of Directors does not include any representatives of our strategic partners. However, our Board of Directors has included in the past, and may include in the future, representatives of our strategic partners. It is possible that those corporations may be competing against us, or each other, directly or indirectly. A director who also represents another company may voluntarily abstain from voting on matters, where there could be conflicts of interest. Even if such a director does abstain, his presence on the Board could affect the process or the results of the Board's deliberations. We have adopted no policies or procedures to reduce or avoid such conflicts. If such conflicts of interest arise, they may have a materially adverse effect on our business.

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

        If our common stock ceases to be listed for trading on the NASDAQ Global Market, it may harm our stock price and make it more difficult to sell shares.

        Our common stock is listed on the NASDAQ Global Market. In order to maintain our NASDAQ listing, NASDAQ Marketplace Rule 4450(b)(4) requires that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. Because of the volatility in our common stock price, there can be no assurance that we will be able to maintain compliance with this requirement. If, in the future, our minimum bid price is again below $1.00 for 30 consecutive trading days, under the current NASDAQ Global Market rules we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period. If our common stock ceases to be listed for trading on the NASDAQ Global Market, we expect that our common stock would be traded on the NASD's Over-the-Counter Bulletin Board (OTC-BB) unless NASDAQ grants an additional grace period for transfer to the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market), which also has a similar $1.00 minimum bid requirement. The level of trading activity of our common stock may decline if it is no longer listed on the NASDAQ Global Market or NASDAQ Capital Market. As such, if our common stock ceases to be listed for trading on the NASDAQ Global Market or NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Summarized below is a listing of properties leased by Wave. Our principal research and development activities are conducted at the Princeton and Cupertino facilities. Our broadband media distribution services, offered through Wavexpress, are conducted primarily at the New York facility. We believe our office facilities are suitable and adequate for our business as it is presently conducted.

Facility	Sq. Ft.	Annual Lease Cost	Lease Expires
Lee, MA	13,473	$148,683	Aug. 2010
Princeton, NJ	5,000	168,058	Dec. 2009
Cupertino, CA	14,573	499,365	Aug. 2013
New York, NY	2,100	120,000	Oct. 2008
Orvault, France	1,000	67,260	Sept. 2010

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Year Ended December 31, 2007
First Quarter	$3.49	2.25
Second Quarter	2.98	1.80
Third Quarter	2.11	1.45
Fourth Quarter	1.90	1.21
Year Ended December 31, 2006
First Quarter	$2.31	1.50
Second Quarter	3.03	1.80
Third Quarter	2.50	1.21
Fourth Quarter	3.85	1.67

        As of March 5, 2008 there were approximately 23,000 holders of our Class A Common Stock. As of such date, there were 13 holders of our Class B Common Stock.

        On March 5, 2008 the last sale price reported on the Nasdaq National Market for the Class A Common Stock was $1.09.

        We have never declared nor paid any cash dividends on our capital stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Performance Graph

        The following line graph compares the Company's cumulative total return to stockholders with the cumulative total return of the Nasdaq Market Value Index and the Computer Related Services SIC Code Index from December 31, 2002 through December 31, 2007. These comparisons assume the investment of $100 on December 31, 2002 and the reinvestment of dividends. The stock performance on the graph is not necessarily indicative of future stock price performance.

Wave Systems Corp.
Comparison of Cumulative Total Return to Stockholders
December 31, 2002 through December 31, 2007

	Wave Systems	Peer Group (SIC Code 7379)	NASDAQ Market
12/31/02	$100.00	$100.00	$100.00
12/31/03	$123.31	$174.24	$150.36
12/31/04	$86.02	$182.70	$163.00
12/31/05	$51.13	$198.15	$166.58
12/31/06	$63.41	$265.02	$183.68
12/31/07	$36.34	$331.48	$201.91

Securities Authorized for Issuance Under Equity Compensation Plans

        The following pertains to Wave's equity compensation plans as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,947,966	$6.78	3,933,187
Wave equity compensation plans not approved by security holders	36,455	3.16	—

Total Company plans	6,984,421	$6.76	3,933,187
Wavexpress equity compensation plans not approved by security holders	624,663	$1.23	1,847,560

        Wave equity compensation plans approved by security holders are comprised of 24,018 shares of the N*ABLE Technologies Incorporated 1997 Equity Incentive Plan, 2,685,499 shares of the 1994 Employee Stock Option Plan, 75,107 shares of the 1996 Performance Stock Option Plan, 708,239 shares of the 1994 Non-Employee Directors Stock Option Plan and 440,324 shares of the 2004 Employee Stock Purchase Plan.

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

Item 6.    Selected Financial Data

        The selected historical consolidated financial data presented below for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our consolidated financial statements. The following financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	For the year-ended December 31,
	2007	2006	2005	2004	2003
Net Revenues	$6,306,960	$3,116,381	$1,018,464	$209,311	$189,363
Cost of Sales	811,970	983,671	726,853	151,704	55,179

Gross Profit	5,494,990	2,132,710	291,611	57,607	134,184

Operating expenses:
Selling, general and administrative	15,222,896	12,598,389	11,560,039	12,255,427	12,698,682
Research and development	10,557,937	8,486,368	6,937,618	6,852,754	7,384,708
Inventory provision	—	—	—	—	1,114,442
Write-off of intangible and other impaired assets	—	—	—	301,366	—

	25,780,833	21,084,757	18,497,657	19,409,547	21,197,832

Other income (expense):
Liquidated damages	—	—	—	—	(155,716)
Gain on decrease in value of warrant liability	—	2,794	490,334	498,723	263,097
Recovery of officer note receivable	—	—	—	—	999,518
Gain on sale of marketable securities	—	—	80,971	4,330,248	234,759
Net interest and other income (expense)	334,292	163,980	72,279	24,931	127,192

Total Other Income / (expense)	334,292	166,774	643,584	4,853,902	1,468,850

Net loss	(19,951,551)	(18,785,273)	(17,562,462)	(14,498,038)	(19,594,798)
Accrued dividends on preferred stock (including $5,485,000 of accretion of discount in 2003)	—	—	—	—	5,697,518

Net loss to common stockholders	$(19,951,551)	$(18,785,273)	$(17,562,462)	$(14,498,038)	$(25,292,316)

Weighted average number of common shares outstanding during the period	46,660,794	36,735,059	27,726,221	23,013,554	18,629,128
Loss per common share-basic and diluted	$(0.43)	$(0.51)	$(0.63)	$(0.63)	$(1.36)

Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

Consolidated Balance Sheet Data

	As of December 31,
	2007	2006	2005	2004	2003
Working capital	$1,676,412	$5,369,273	$(1,112,413)	$3,549,095	$12,406,861
Total assets	6,037,856	9,359,677	3,429,765	8,454,582	18,160,430
Long-term liabilities	—	—	2,794	493,128	991,851
Total liabilities	3,542,345	3,439,408	3,595,574	3,744,382	4,145,794
Total stockholders' equity (deficiency)	$2,495,511	$5,920,269	$(165,809)	$4,710,200	$14,014,636

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        In 2006 and 2007, Wave's management focused its activities and resources on the continued development and marketing of the TCG-compliant software products known as the EMBASSY Trust Suite and EMBASSY Trust Server Applications. As the market for TPM-enabled products has developed, with computing devices being shipped in volume by leaders in the PC industry, Wave has developed its products to support security hardware, based on the TCG specifications. Wave's products are unique because they support cross platform interoperability for the currently available TPM chips from Winbond Electronics Corp. ("WEC"), Broadcom, Atmel, Infineon and ST Microsystems, and have been certified and/or approved for usage on TPM-based platforms shipped by Dell, Intel, Gateway (acquired by MPC), IBM and HP.

        Wave is devoting its resources to capitalize on the opportunities, and overcome the specific challenges, presented by this developing market as it continues to pursue a strategy of educating the marketplace on the benefits that trusted computing has to offer, while continuing to develop the basic software applications designed to enable this emerging technology. The market trends and opportunities that management focused the company's activities during the year ended December 31, 2007 included the following:

  •
  A study by Infonetics forecasts sharp rises in end-point security. The study predicts that in the coming years, endpoint security will require a range of new types of software and hardware to be effective, including endpoint-security appliances and improved network-infrastructure equipment. Accordingly, the study forecasts the overall network access control (NAC) enforcement market will grow to $3.9 billion by 2008, up from just $323 million in 2005, an 1101% increase. More information is available from the IT Compliance Institute.

  •
  Adoption of TPMs and Trusted Computing technology continues to grow—according to industry analyst, IDC, shipments of TPMs are expected to grow from under 25 million units in 2005 to over 250 million units in 2010.

  •
  We believe the persistence of security threats indicates that hardware is needed to provide more robust security than traditional software solutions.

  •
  Emergence of TPM-enabled PCs being sold into the marketplace—this emergence is complementary to Wave's business model, which largely relies upon providing services for Trusted Platforms rather than selling the hardware itself.

  •
  Business and security strategies are becoming more closely aligned due to the increasing rate of significant high profile and costly security breaches and the associated risks presented by this phenomenon.

  •
  In-house security expertise remains in short supply—Wave seeks to capitalize on its expertise as awareness of TPM-enabled solutions increases.

  •
  In its Windows Vista Logo Program for Systems, Microsoft has required TPM version 1.2 in its operating system hardware requirements specification for logo compliance for "Gold" level business PCs.

  •
  The emergence of additional trusted PC components in the marketplace, such as Seagate's Momentus 5400 Full Disc Encryption drive, represent additional opportunities for Wave's products to support and integrate these devices with the TPM elements in the PC.

  •
  The U.S. Army, in their Consolidated Buy-2 (CB2) Desktop and Notebook minimum specifications for Army customers as published by the Army Small Computer Program, specifies the requirement for desktop and laptop personal computers to be equipped with new open security chip hardware called the Trusted Platform Module (TPM).

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

  •
  Limited availability of capital resources—Wave continues to rely on financing the development of its business by issuing new equity (See Liquidity and Capital Resources section for a detailed discussion of financing activities during 2007).

  •
  A highly competitive landscape that includes competitors and potential competitors having substantially greater name recognition, customer bases, and financial, technical, and marketing resources than do we.

        As more PC and chip OEMs have begun introducing their Trusted Platform offerings, management has focused on entering into licensing contracts pursuant to which the OEM licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with seven separate OEM partners. Revenue recognized on these contracts for the years ended December 31, 2007 and 2006 was approximately $5,971,000 and $2,598,000, respectively.

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

        Management is focusing on opportunities for its eTMS product suite to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions. Although we have met significant implementation challenges and long sales cycles with this effort, we have entered into contracts with Efficient Forms, LLC and Realtime Solutions Group, LLC in the financial services sector in 2006 and 2007. We continue to pursue additional opportunities for the eTMS product line.

        Wavexpress is focused on building a sustainable revenue stream by establishing partnerships with branded content providers to provide primarily advertising supported video entertainment services. Wavexpress' TVTonic service offers hundreds of video feeds, a significant number of which are signed to revenue sharing agreements for ad placements. The service is designed to support any video channel distributed via RSS. RSS is the standard format for blogs and podcasts and is being increasingly used for open video distribution on the Internet. TVTonic is promoted by Microsoft with all installations of their Media Center software. Media Center is standard with Microsoft Vista Premium and Vista Ultimate, as well as XP Media Center Edition. In addition, Wavexpress is extending its technology so that its subscriber management system can leverage the added security of a TPM and is preparing back-office systems for standalone deployment into enterprise installations. Management plans to devote ongoing development resources toward enhancing the TVTonic client software and services.

Operating Expense Trends

        Selling, general and administrative expenses ("SG&A") increased from 2006 to 2007 as a result of expending considerable resources in the sales, marketing and business development and support activities during 2007, net of allocated non-cash, share-based compensation expenses incurred during 2007 and 2006 in accordance with SFAS 123(R). For the years ended December 31, 2007, 2006 and 2005, we have incurred approximately $15.2 million, $12.6 million and $11.6 million, in SG&A expenses, respectively. Non-cash, share-based compensation expenses allocated to SG&A for the years ended December 31, 2007 and 2006 were approximately $1.2 million and $1.1 million, respectively. This expense was not incurred during the year ended December 31, 2005 since Wave did not adopt SFAS 123(R) until its effective date of January 1, 2006.

        The activities supported by these expenditures include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

        Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing salable products and markets for our technology. The outlook over the short-term is for sales and marketing expenditures to remain relatively flat, compared with 2007, with research and development expected to increase compared to 2007. (See Liquidity and Capital Resources)

        The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in Item 8.

Critical Accounting Policies

        Wave's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, accounting for joint ventures, software development and share based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 8—Financial Statements and Supplementary Data.

        Revenue Recognition—Wave's business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, Wavexpress' broadband media distribution and eTMS software products and development contracts. Some of our sales arrangements include multiple-elements, and/or require significant modification or customization of our software.

        Wave follows the provisions of statement of position SOP 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

        Share-based Compensation—On January 1, 2006, Wave adopted Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment," ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

        SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. SFAS No. 123(R) supersedes Wave's previous accounting under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, Wave measured compensation cost for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

        Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, Wave's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Results of Operations

Comparison of the years ended December 31, 2007 and 2006

        Wave had revenues of $6,306,960 and $3,116,381 for the years ended December 31, 2007, and 2006, respectively. Licensing revenues increased by $3,551,326, due to higher volume of shipments of Wave's OEM customer products, primarily as a result of its OEM relationship with Dell, for which Wave receives royalty income. Services revenue decreased by $360,747 due to a decrease in non-recurring government time-and-materials contracts.

        The table below sets forth the components that make up the revenue for the year ended December 31, 2007, and 2006:

	2007	2006	Increase/ (Decrease)	Change
Licensing	$6,223,487	$2,672,161	$3,551,326	132%
Services	83,473	444,220	(360,747)	(81)%

Total Net Revenues	$6,306,960	$3,116,381	$3,190,579	102%

        Cost of sales for the year ended December 31, 2007, was $811,970, compared with $983,671 for the same period in 2006. The change in cost of sales was due to a decrease in amortization expense as most capitalized software became fully amortized, offset by higher customer support costs in connection with the increased license revenue during the year ended December 31, 2007 versus the prior year.

        For the reasons noted above, gross profit for the year ended December 31, 2007 and 2006 was $5,494,990 and $2,132,710, respectively. Wave's gross profit percentage was 87.1% for the year ended December 31, 2007 as compared to 68.4% for the year ended December 31, 2006.

        SG&A expenses for the year ended December 31, 2007, were $15,222,896, as compared to $12,598,389 for the comparable period of 2006, an increase of approximately 21%. The increase was due mainly to an increase in salaries and related benefits totaling approximately $1,169,000, associated with salary rate increases and headcount additions to accommodate additional sales, marketing, business development and support activities, which exceeded those during the year ended December 31, 2006. Non-cash, share-based compensation expense was approximately $1,125,000 at Wave and $105,000 at Wavexpress, in accordance with SFAS 123(R). This expense totaled approximately $953,000 for Wave and $103,000 for Wavexpress for the year ended December 31, 2006. In addition, to accommodate additional sales, marketing, business development and support activities, professional fees—primarily consulting fees—increased approximately $527,000 and additional travel expenses of approximately $306,000 were incurred during the year ended December 31, 2007 versus the comparable period of 2006. Included in the SG&A expenses listed above are Wavexpress' selling, general and administrative expenses, which were $1,492,373 and $1,059,405 for the years ended December 31, 2007, and 2006, respectively. This 41% increase was due to primarily to an increase in professional fee expenditures of approximately $333,000.

        The activities supported by SG&A expenses include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing products and markets for our technology. We expect SG&A expenses to continue to increase in the near future to accommodate our expected sales growth and support our sales, marketing, business development and support activities. Actual expenditures may vary depending upon the future business needs of Wave.

        Research and development expenses for the year ended December 31, 2007, were $10,557,937, as compared to $8,486,368 for the comparable period of 2006, an increase of 24%. This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $1,538,000 associated with salary rate increases and headcount additions to accommodate additional research and development efforts that were undertaken since December 31, 2006. In addition, non-cash, share-based compensation expense was approximately $634,000 at Wave and $85,000 at Wavexpress, in accordance with SFAS 123(R). This expense totaled approximately $408,000 for Wave and $66,000 for Wavexpress for the year ended December 31, 2006. Wavexpress' research and development expenditures included in the above were $1,416,832 and $1,343,748 for the years ended December 31, 2007, and 2006, respectively, for an increase of 5%. The increase in Wavexpress R&D expense was due primarily to the increase in salaries and related benefits noted above and an increase in rent expenditures offset by a decrease in product development costs.

        Interest income for the year ended December 31, 2007, was $334,292 as compared to $163,980 for the comparable period of 2006. The increase in interest income is primarily attributable to higher average balances of Wave's money market accounts and higher rates of return for the year ended December 31, 2007, compared with the same period in 2006.

        Due to the reasons set forth above, our net loss for the year ended December 31, 2007 was $19,951,551 as compared to $18,785,273 for year ended December 31, 2006.

Comparison of the years ended December 31, 2006 and 2005

        Wave had revenues of $3,116,381 and $1,018,464 for the year ended December 31, 2006, and 2005, respectively. Licensing revenues increased by $1,698,103, due to higher volume of shipments of Wave's OEM customer products for which Wave receives royalty income. Services revenue increased by $399,814 due to revenue from government time-and-materials contracts that were signed during the first quarter of 2006, and completed in the 2nd quarter of 2006.

        The table below sets forth the components that make up the revenue for the year ended December 31, 2006, and 2005:

	2006	2005	Increase/ (Decrease)	Change
Licensing	$2,672,161	$974,058	$1,698,103	174%
Services	444,220	44,406	399,814	900%

Total Net Revenues	$3,116,381	$1,018,464	$2,097,917	206%

        Cost of sales for the year ended December 31, 2006, was $983,671, compared with $726,853 for the same period in 2005. The increase in costs of sales was due primarily to costs associated with the increase in services revenue during the year ended December 31, 2006 versus the prior year.

        SG&A expenses for the year ended December 31, 2006, were $12,598,389, as compared to $11,560,039 for the comparable period of 2005, an increase of approximately 9%. The increase was due mainly to non-cash, share-based compensation expense totaling approximately $953,000 for Wave and $103,000 for Wavexpress that was incurred in the year ended December 31, 2006, in accordance with SFAS 123(R). This expense was not incurred in the year ended December 31, 2005, because Wave did not adopt SFAS 123(R) until its effective date of January 1, 2006. In addition, trade show and conference expense increased by approximately $81,000 due to Wave participating in a greater number of events in 2006 versus 2005. Advertising & outside corporate marketing expenses also increased due to an increased level of activity in these areas as well These expense increases were offset by lower director & officer liability insurance premiums incurred by Wave of approximately $64,000 and a decrease in rent and other facilities-related expense of approximately $141,000 resulting from Wavexpress entering into a new, lower cost lease for its headquarters. Included in the SG&A expenses listed above are Wavexpress' selling, general and administrative expenses, which were $1,059,405 and $1,096,335 for the years ended December 31, 2006, and 2005, respectively. This 3% decrease was due to the reasons set forth above.

        Research and development expenses for the year ended December 31, 2006, were $8,486,368, as compared to $6,937,618 for the comparable period of 2005, an increase of 22%. This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $1,053,000 associated with salary rate increases and headcount additions to accommodate additional research and development efforts that were undertaken since December 31, 2005. In addition, non-cash, share-based compensation expense was approximately $408,000 at Wave and $66,000 at Wavexpress in connection with the adoption of SFAS 123(R) on January 1, 2006. Wavexpress' research and development expenditures included in the above were approximately $1,343,748 and $1,127,004 for the years ended December 31, 2006, and 2005, respectively, for an increase of 19%. The increase in Wavexpress R&D expense was due to the share-based compensation referred to above and additional consultant & product development expenses of approximately $102,000 associated with an increase in research and development efforts during 2006.

        Interest income for the year ended December 31, 2006, was $163,980 as compared to $70,779 for the comparable period of 2005. The increase in interest income is primarily attributable to a higher average balance in interest bearing cash and an increase in interest rates earned on Wave's money market accounts for the year ended December 31, 2006, compared with the same period in 2005.

        Wave sold 259,670 shares of Saflink common stock for total proceeds of $336,309, during the year ended December 31, 2005, at an average selling price of $1.295 per share, realizing an aggregate gain from the sales of $80,971. Wave did not hold any marketable securities during the year ended December 31, 2006.

        For the year ended December 31, 2006, Wave recorded a gain, in connection with the value of the outstanding warrants containing net cash settlement features of $2,794, versus a gain of $490,334 for the year ended December 31, 2005. These warrants were granted in connection with a private placement of Class A Common Stock completed on November 18, 2003. The liability, calculated using the Black-Scholes option pricing model, was valued at $2,794 as of December 31, 2005, and $-0- as of December 31, 2006. The gain was primarily the result of the decrease in the quoted closing price on the Nasdaq National Exchange of Wave's Class A Common Stock from December 31, 2005 to December 31, 2006. Because the price of Wave's Class A Common Stock declined, the fair value of the warrant liability decreased as well, resulting in the gain. These warrants expired on November 24, 2006.

        Due to the reasons set forth above, our net loss for the year ended December 31, 2006 was $18,785,273 as compared to $17,562,462 for year ended December 31, 2005.

Liquidity and Capital Resources

        Wave has incurred substantial operating losses since its inception, and as of December 31, 2007, has an accumulated deficit of $323,483,650. We also expect Wave will incur an operating loss for the calendar year of 2008. As of December 31, 2007, we had working capital of $1,676,412.

Sources and Uses of Cash

        At December 31, 2007, we had $3,714,030 in cash and cash equivalents versus $7,965,994 as of December 31, 2006, resulting in a net decrease in cash of $4,251,964 for the year ended December 31, 2007. The table below shows the year-to-year comparison of the significant elements of cash used in or provided by operating, investing and financing activities and a reconciliation of each year's operating results reported in the statement of operations to the total decrease in cash in the two years ended December 31, 2007 and 2005 and to the total increase in cash in the year ended December 31, 2006.

        As shown below, the total net change in cash over the last three years has fluctuated significantly from a net cash decrease for the year ended December 31, 2005 of $3,799,890 to a net cash increase for the year ended December 31, 2006 of $5,959,972 to a net cash decrease for the year ended December 31, 2007 of $4,251,964.

Consolidated Statement of Cash Flow Data

	For the years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(19,951,551)	$(18,785,273)	$(17,562,462)

Realized gain from the sale of marketable securities	—	—	(80,971)
Share-based compensation expense	1,969,271	1,556,042	—
Gain on decrease in value of warrant liability	—	(2,794)	(490,334)
Depreciation and amortization	355,884	663,033	841,729
Compensation paid in the form of stock options & warrants	—	—	7,294

Total adjustments to reconcile net loss to cash provided by operating activities	2,325,155	2,216,281	277,718

Proceeds from liquidation of other assets	—	63,973	23,935
Increase in prepaid expenses, receivables and other assets	(667,355)	(368,342)	(201,788)
(Reduction) increase in deferred revenue	(115,034)	(99,571)	152,440
Increase (reduction) in accounts payable and accrued expenses	217,971	(53,801)	189,086

Changes in assets & liabilities	(564,418)	(457,741)	163,673

Net cash used in operating activities	(18,190,814)	(17,026,733)	(17,121,071)

Cash flows from investing activities:
Disbursements for capital expenditures	(618,672)	(328,604)	(160,829)
Proceeds provided by sales of marketable equity securities	—	—	336,309

Net cash (used in) provided by investing activities	(618,672)	(328,604)	175,480

Cash flows from financing activities:
Proceeds from sale of common stock	14,229,331	22,428,249	10,622,054
Proceeds from exercise of employee stock options	328,432	287,834	354,047
Cash paid in lieu of fractional shares	(241)	(774)	—
Proceeds from the exercise of warrants	—	600,000	2,169,600

Net cash provided by financing activities	14,557,522	23,315,309	13,145,701

Net (decrease) increase in cash	$(4,251,964)	$5,959,972	$(3,799,890)

Cash used in operations

        The amount of cash used in operations increased to $18,190,814 for the year ended December 31, 2007 from $17,026,733 used for the year ended December 31, 2006, which decreased from $17,121,071 used for the year ended December 31, 2005. As shown above, the fluctuations in cash used in operations were the result of the changes in the net losses in each of the three years ended December 31, 2007, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as realized gains on sales of marketable securities, non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts which under generally accepted accounting principles, are not reported in the Statement of Operations.

  Adjustments to reconcile net loss to cash used in operating activities

        These amounts represent items reported in Wave's Consolidated Statement of Operations, that do not represent an outlay or receipt of cash in the year that they are reported, under generally accepted accounting principles. These items in the aggregate make up a significant portion of the differences between Wave's reported net loss year over year, versus the differences in the amount of cash used by Wave's operations over each of the periods. These items resulted in a net add-back to net loss of $2,325,155 for the year ended December 31, 2007 versus $2,216,281 for the year ended December 31, 2006 and $277,718 for the year ended December 31, 2005. The individual items that make up these adjustments are listed in the table above and described in greater detail in the Results of Operations and Other Income and Expense sections above. In addition, changes in asset and liability accounts, as shown above, represent additional sources or uses of cash in each of the three years. Accordingly, the overall net loss increased by $1,166,278 (to $19,951,551 from $18,785,273) for the year ended December 31, 2007 versus the year ended December 31, 2006, and cash used in operating activities increased by $1,164,081 (to $18,190,814 from $17,026,733). In comparing the year ended December 31, 2006 to 2005, the overall net loss increased by $1,222,811 (to $18,785,273 from $17,562,462) for the year ended December 31, 2006 versus the year ended December 31, 2005, while cash used in operating activities decreased by $94,338 (to $17,026,733 from $17,121,071). This was due in large part to the share-based compensation expense included in the 2006 loss, of $1,556,042 which is not a use of cash, and is therefore added back to the net loss to arrive at cash used in operating activities.

Cash Flows from investing activities

        As displayed in the table above, cash used in investing activities consisted of funds used to acquire capital assets totaling $618,672, $328,604 and $160,829 for the years ended December 31, 2007, 2006 and 2005, respectively. Wave expects to continue to acquire fixed assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue at approximately the same level as the 2007 expenditures.

        During the year ended December 31, 2005, Wave sold 259,670 shares of Saflink, in a series of separate sales, for total proceeds of $336,309.

        Net cash generated from investing activities decreased by $290,068, as a result of higher capital expenditures, for the year ended December 31, 2007 versus the year ended December 31, 2006 and decreased by $504,084 for the year ended December 31, 2006 versus the year ended December 31, 2005. The cash generated from the sale of marketable securities was a source of cash for Wave in 2005 versus the year ended December 31, 2006. This, combined with lower capital expenditures in the year ended December 31, 2005, accounted for the decrease in net cash generated from investing activities for the year ended December 31, 2006 versus the year ended December 31, 2005.

Cash Flows from financing activities

        Because Wave did not have sufficient cash on hand, nor did it generate sufficient revenues to fund the amount of cash used for operations and acquisition of capital assets for the years ended December 31, 2007, 2006 and 2005, we needed to finance much of our operations through the sale of newly issued common stock as described below.

  Proceeds from Issuance of Newly Issued Equity Securities

  Sales of Common Stock

        On May 24, 2007, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 7,317,073 shares of Class A Common Stock, par value $0.01 per share, to certain purchasers for an aggregate purchase price of $15,000,000. These shares were priced at $2.05 per share. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 365,853 shares of Class A common stock at an exercise price of $2.58 per share. The warrant expires on May 24, 2009. Wave realized net proceeds of $14,229,331 after deducting the placement agent fees of $750,000 and additional legal and other fees associated with the issuance of these securities which totaled $20,669. The shares sold on May 24, 2007 were offered and issued pursuant to a shelf registration statement which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

        On October 30, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 3,517,230 shares of Class A Common Stock, par value $0.01 per share, to certain purchasers for an aggregate purchase price of $9,602,038. These shares were priced at $2.73 per share. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 175,861 shares of Class A common stock at an exercise price of $2.73 per share. The warrant expired unexercised on November 30, 2007. Wave realized net proceeds of $9,101,224 after deducting the placement agent fees of $484,000 and additional legal and other fees associated with the issuance of these securities which totaled $16,814. The shares sold on October 30, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

        On August 4, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,336,752 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $4,790,342. These shares were priced at $2.05 per share. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 116,837 shares of Class A common stock at an exercise price of $2.05 per share. The warrant expired unexercised on September 3, 2007. Wave realized net proceeds of $4,528,376 after deducting the placement agent fees of $239,517 and additional legal and other fees associated with the issuance of these securities which totaled $22,449. The shares sold on August 4, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

        On May 3, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,012,500 shares of Class A Common Stock to certain purchasers for an aggregate purchase price of $4,830,000. The shares were priced at $2.40 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 100,625 shares of Class A common stock at an exercise price of $2.40. The warrant expired unexercised on June 3, 2007. Wave realized net proceeds of $4,548,439 after deducting the placement agent fees of $241,500 and additional legal and other fees associated with the issuance of these securities of $40,061. The shares sold on May 3, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

        On February 15, 2006, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 2,782,866 shares of Class A Common Stock for $1.605 per share, to certain purchasers for an aggregate purchase price of $4,466,500. The purchasers were also granted warrants (the "Warrants") to purchase up to 516,956 shares of Class A common stock at an exercise price of $2.16. The Warrants were exercisable for a period of six months following the date of issuance. All unexercised warrants granted in connection with the February 15, 2006 securities purchase agreement expired on August 16, 2006. The placement agent, JPC Capital Partners, Inc. (formerly Corpfin, Inc.) (the "Placement Agent"), had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $4,250,212 after deducting the placement agent fees of $216,289 and additional legal and other fees associated with the issuance of these securities. The shares sold on February 15, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

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

  Exercise of Warrants to Purchase Class A Common Stock

        On May 8, 2006, Wave received gross proceeds of $625,000 less placement agent fees of $25,000 for net proceeds of $600,000, in connection with the issuance of 276,620 shares of Class A Common Stock upon the exercise of two warrants that were granted to an investor as part of Wave's December 5, 2005 financing and February 15, 2006 financing. The warrant issued to this investor in connection with the December 5, 2005 financing was exercised in full for 114,583 shares of Class A Common Stock at an exercise price of $2.40 per share. The warrant issued to the investor in connection with the February 15, 2006 financing was exercised in full for 162,037 shares of Class A Common Stock at an exercise price of $2.16 per share.

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

  Exercise of employee stock options

        During 2007, an employee exercised stock options resulting in the issuance of 3,315 shares of Wave Class A Common Stock for proceeds of $8,055, at a price of $2.43 per share.

        On December 1, 2007 Wave issued 127,420 shares of Class A Common Stock to Wave and Wavexpress employees for $1.20 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $152,712, from the sale of these shares.

        On June 1, 2007 Wave issued 91,746 shares of Class A Common Stock to Wave and Wavexpress employees for $1.83 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $167,665, from the sale of these shares.

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

Summary analysis of historical cash flows and future outlook

        It is evident from the table above that Wave's use of cash to fund operations has fluctuated significantly over the three-year period presented. The detailed discussion of this trend is presented in the analysis of the results of operations above. In addition, Wave needed to raise a significant amount of additional funds primarily from issuing new shares of common stock as detailed in the above discussion of cash flows from financing activities.

  Liquidity Requirements and Future Sources of Capital

        Wave estimates that its total expenditures to fund operations for the year ending December 31, 2008 will be approximately $26,600,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

        Expected sources of capital include the following:

  •
  cash on hand of $3,714,030 as of December 31, 2007

  •
  gross margin contribution from sales and licensing of products

  •
  additional financings

        Given Wave's capital requirements for the year ending December 31, 2008 as indicated above, and our cash balance as of December 31, 2007, Wave will be required to raise additional capital to continue to fund its operations. On February 29, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 3,173,500 shares of Class A Common Stock, par value $0.01 per share, to certain purchasers for an aggregate purchase price of $3,490,850. These shares were priced at $1.10 per share. Wave also agreed to issue warrants to the subscribers to purchase up to 952,050 shares of Class A common stock at an exercise price of $1.15 per share. The warrants expire on February 28, 2013. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 190,410 shares of Class A common stock at an exercise price of $1.33 per share. The warrant expires on February 28, 2010. Wave realized net proceeds of approximately $3,221,000 after deducting the placement agent fees of $209,451 and additional legal and other fees associated with the issuance of these securities which totaled approximately $60,000. The shares sold on February 29, 2008 were offered and issued pursuant to a shelf registration statement which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

        We may obtain additional funding as needed, from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on March 20, 2007 that the Securities and Exchange Commission declared effective on April 27, 2007. Approximately $4,411,000 in gross proceeds is available under the March 20, 2007 shelf registration statement, which may be utilized for future financings. We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

  Revenue outlook

        Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with OEM partners as described below. In addition, Wave received revenues from software development and other services. Total cash received from all revenue sources in 2007 was approximately $5,666,000 versus approximately $2,633,000 for 2006.

        In March 2007, Wave signed a distribution agreement with Seagate Technology LLC ("Seagate") that permits Seagate to distribute Wave's management software on Seagate's Momentus 5400 Full Disc Encryption hard drive ("FDE.2"). Wave is being paid a per unit royalty fee for each Seagate shipment which includes Wave's software. Shipments began in late July 2007. We are working with Seagate to market our products in an effort to drive volume of shipments of their TPM-equipped FDE.2 hard drives. However, we have no reliable basis to predict how many of Seagate's TPM-equipped FDE.2 hard drives will be purchased or what the resultant revenue to Wave might be from this program. There are no minimum royalty or shipped quantity requirements.

        Wave also continues to work with all of its partners and customers to introduce and promote its existing software products and new software products which are under development, in an effort to expand the market for TPM-based secure computing and thereby increase its market share and revenues. However, it should be noted that because of the early stage of Wave's market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues. Although there has been a substantial increase in the volume of shipments of TPM chips (TPM hardware security that meets the TCG industry standard), which our business model depends upon, this remains a new and developing category within the computer security market, and the ultimate size of this market and the timeframe for its development are unknown and difficult to predict.

        Wave's license and distribution agreements began to generate royalty revenue in the second quarter of 2006. The aggregate amount of royalty revenue from these arrangements was a significant contributor to Wave's revenue growth over 2006 and 2007. Revenue from these contracts in future years may also be material. We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products. We continued to experience modest upgrade activity during the fourth quarter of 2007 as enterprise customers began to purchase the packages offered in connection with these distribution agreements. We recorded modest initial revenues from the sale of license upgrade packages during 2006.

  Known Trends and Uncertainties affecting future cash flows

        Because Wave does not have sufficient cash to fund operations for the year ending December 31, 2008, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2008. These activities have included the sale of 3,173,500 shares of common stock at

$1.10 per share (and warrants to purchase 952,050 shares of common stock at an exercise price of $1.15 per share) for gross proceeds of $3,490,850 on February 29, 2008.

        We will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending December 31, 2008. The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives. Given the available cash currently on hand, including the net proceeds from the February 29, 2008 financing described above, and our expenditure forecast for the year ending December 31, 2008, we estimate that we will need at least $12,700,000 in additional cash, in order to continue as a going concern for the next twelve months ending December 31, 2008.

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

        Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products. Therefore, if Wave is not able to begin to generate significant revenues by December 31, 2008 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond December 31, 2008.

  Commitments

        Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating leases commitments	$983,366	$1,516,541	$1,056,733	$89,740	$3,646,380

  Net Operating and Capital Loss Carryforwards

        As of December 31, 2007, Wave had available net operating and capital loss carryforwards for Federal income tax purposes of approximately $285.0 million, which expire beginning in 2008 through 2027. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating and capital loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following. As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

  Going Concern Opinion

        Wave's consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern. Wave's independent registered public accounting firm, KPMG LLP, has issued a report dated March 17, 2008, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern. (See Note 2 to Wave's consolidated financial statements.)

Recent Accounting Pronouncements

        Effective January 1, 2007, Wave adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—and interpretation of FASB Statement 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The adoption of FIN 48 did not result in a cumulative adjustment to Wave's accumulated earnings.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to elect to measure financial assets and financial liabilities, and certain other items at fair value. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, and therefore its provisions will be applied for the Company on January 1, 2008. Wave does not expect the implementation of SFAS No. 159 to have a material impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and therefore its provisions will be adopted by Wave on January 1, 2008. Wave does not expect the implementation of SFAS No. 157 to have a material impact on the Company's consolidated financial statements.

        In November 2007, the EITF reached a consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 provides guidance on the identification of collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those financial years, and therefore would be effective for Wave beginning January 1, 2009. Wave is evaluating the impact EITF 07-1 will have on its consolidated financial statements.

        In December 2007, the FASB issued Financial Accounting Standards Board Statement (FAS) No. 141 (R)," Business Combinations," (FAS 141R), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at "full fair value." Under FAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from FAS 141R includes the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. FAS 141R is effective for periods beginning on or after December 15, 2008. We expect the adoption of FAS 141R will increase costs charged to operations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, in which the noncontrolling interest will be reclassified as equity; and the income, expense and comprehensive income from a noncontrolling interest will be fully consolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and therefore would be effective for Wave beginning January 1, 2009. Wave is evaluating the impact SFAS 160 will have on its consolidated financial statements.

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

Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on their evaluation, our CEO and CFO have concluded, as of the date of such evaluation, that our disclosure controls and procedures are effective.

  Management's Annual Report on Internal Control Over Financial Reporting

        Wave's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Wave's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Wave's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. There has been no change in our internal controls over financial reporting that occurred during the period ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, Wave's internal controls over financial reporting. In making its assessment, Wave's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control Integrated Framework". Based on this assessment, Wave's management concluded that, as of December 31, 2007, its internal control over financial reporting is effective based on those criteria. The independent registered public accounting firm that audited the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K has issued an opinion of the effectiveness of the Company's internal control over financial reporting. That report appears immediately following this report.

Dated: March 17, 2008

WAVE SYSTEMS CORP.

By:	/s/ STEVEN K. SPRAGUE		By:	/s/ GERARD T. FEENEY
	Name:	Steven K. Sprague		Name:	Gerard T. Feeney
	Title:	President and Chief Executive Officer		Title:	Senior Vice President of Finance and Administration, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wave Systems Corp.:

        We have audited Wave Systems Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Wave Systems Corp.'s management is responsible for maintaining effective internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Wave Systems Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wave Systems Corp. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph that states that the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. Our report also included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

/s/ KPMG

Boston, Massachusetts
March 17, 2008

Changes in internal controls

        There have been no changes in Wave's internal controls over financial reporting that occurred during Wave's fourth fiscal quarter that have materially affected, or are reasonably likely to affect, Wave's internal control over financial reporting.

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance of the Registrant

        Information concerning Wave's directors, executive officers, promoters and control persons will appear in Wave's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Election of Directors." Such information is incorporated herein by reference.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in Wave's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Compliance with Section 16(a) of the Exchange Act." Such information is incorporated herein by reference.

        Information concerning Wave's Audit Committee will appear in Wave's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "The Board of Directors and its Committees" Such information is incorporated herein by reference.

        Wave's Board of Directors has adopted a code of ethics that applies to its Chief Executive Officer and Chief Financial Officer (the "Code of Ethics"). The Code of Ethics has been posted on Wave's Internet website at www.wave.com. Wave intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics that relates to a substantive amendment or material departure from a provision of the Code of Ethics by posting such information on its internet website at www.wave.com.

Item 11.    Executive Compensation

        Information regarding executive compensation will appear in Wave's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Executive Compensation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in Wave's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions and director independence will appear in Wave's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information regarding Wave's principal accountant's fees will appear in Wave's Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2008, under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements:

(a)(2)    Financial Statement Schedules:

              All schedules have been omitted since they are either not required or not applicable.

(a)(3)    Exhibits:

Exhibit No.		Description of Exhibit
3.1*	—	Restated Certificate of Incorporation of Wave, as amended (incorporated by reference to Exhibit 3.1 of Wave's Quarterly Report on Form 10-Q, filed on August 9, 2006, File No. 0-24752)
3.2*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.1*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.2*	—	Form of Representative's Warrant Agreement, including the form of Representative's Warrant (incorporated by reference to Exhibit 4.2 of Wave's Registration Statement on Form S-1, File No. 33-75286).
4.3*	—	Certificate of Designation of Series B Preferred Stock of Wave as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on June 6, 1996, File No. 0-24752)
4.4*	—	Certificate of Designation of Series C Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on January 8, 1997, File No. 0-24752)
4.5*	—	Certificate of Designation of Series D Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on June 3, 1997, File No. 0-24752)
4.6*	—	Certificate of Designation of Series F Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 9, 1997 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on October 15, 1997, File No. 0-24752)

4.7*	—	Certificate of Designation of Series G Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on March 19, 1998, File No. 0-24752)
4.8*	—	Certificate of Designation of Series H Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on April 30, 2003 (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed on May 5, 2003, File No. 0-24752)
4.9*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)
4.10*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)
10.2*	—	Form of Subscription Agreement dated as of October 30, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on October 31, 2006, File # 0-24752)
10.3*	—	Form of Subscription Agreement dated as of August 4, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2006, File # 0-24752)
10.4*	—	Form of Subscription Agreement dated as of May 3, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on May 8, 2006, File # 0-24752)
10.5*	—	Reserved
10.6*	—	Securities Purchase Agreement dated as of December 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on December 7, 2005, File # 0-24752)
10.7*	—	Securities Purchase Agreement dated as of August 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2005, File # 0-24752)
10.8*	—	Securities Purchase Agreement dated as of March 15, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on March 17, 2005, File # 0-24752)
†10.9*	—	Wave's Amended and Restated 1994 Stock Option Plan (incorporated by reference to Wave's Notice of Annual Meeting of Stockholders on Schedule 14A filed on April 18, 2007, as amended by the Schedule 14A filed on May 7, 2007)
†10.10*	—	Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Wave's Notice of Annual Meeting of Stockholders on Schedule 14A filed on April 18, 2007, as amended by the Schedule 14A filed on May 7, 2007)
†10.11*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
†10.12*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).
†10.13*	—	Employment Contract, dated November 10, 1998, between Steven Sprague and Wave (incorporated by reference to Exhibit 10.19 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).

10.14*	—	Asset Purchase Agreement dated August 13, 2000, by and among Wave and Indigo Networks, LLC (incorporated by reference to Exhibit 99.1 of Wave's Current Report on Form 8-K, filed on September 15, 2000, File #0-24752)
10.15*	—	Office Building Lease dated October 20, 2002 between Stevens Creek Investors, LLC and Wave (incorporated by reference to Exhibit 10.13 of Wave's Annual Report on Form 10-K, filed on March 31, 2003, File #0-24752)
10.16*	—	Form of Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.15 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
10.17*	—	First Amendment to Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.16 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
10.18*	—	Termination Agreement and Mutual Release between Wave Systems Corp. and SSP Solutions, Inc. date September 30, 2002 (Incorporated herein by referenced to Exhibit 10.1 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)
10.19*	—	Subordinated Convertible Promissory Note between Wave Systems Corp. and SSP Solutions, Inc. dated September 30, 2002 (Incorporated herein by referenced to Exhibit 10.2 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)
10.20*	—	Share Purchase Agreement between Redwave plc, GlobalWave Group plc and Wave Systems Corp. dated June 19, 2002 (Incorporated herein by referenced to Exhibit 10.3 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)
10.21*	—	GlobalWave Group plc Notice of Extraordinary General Meeting dated June 20, 2002 (Incorporated herein by referenced to Exhibit 10.4 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)
10.22*	—	Joint Venture Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.20 of Wave's Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)
10.23*	—	Stockholder Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.21 of Wave's Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)
10.24*	—	Securities Purchase Agreement dated as of July 30, 2004 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)
10.25*	—	Additional Investment Right to Purchase 3,529,412 Shares of Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)
10.26*	—	Series A Common Stock Purchase Warrant to Purchase 3,529,412 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.3 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)
10.27*	—	Series B Common Stock Purchase Warrant to Purchase 882,353 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.4 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)

10.28*	—	Placement Agency Agreement between Corpfin Inc. and Wave (incorporated by reference to Exhibit 10.5 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)
10.29*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on May 5, 2006, File #0-24752)
10.30*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2006, File #0-24752)
10.31*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on October 31, 2006, File #0-24752)
10.32*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 99.1 of Wave's Current Report on Form 8-K, filed May 25, 2007, File # 0-24752)
10.33*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)
10.34*	—	Placement Agency Agreement, dated as of February 29, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)
21.1*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
23.1	—	Consent of Independent Registered Public Accounting Firm—KPMG LLP
31.1	—	Section 302 Certification by Steven K. Sprague, President and Chief Executive Officer
31.2	—	Section 302 Certification by Gerard T. Feeney, Chief Financial Officer
32.1	—	Section 906 Certification
99.1*	—	Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the "First Purchase Agreement"), by and among Wave and the purchasers of the Series H Convertible Preferred Stock (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).
99.2*	—	Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the "Second Purchase Agreement"), by and between Wave and an individual purchaser (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).
99.3*	—	Form of Registration Rights Agreement by and among Wave and the purchasers of the Series H Convertible Preferred Stock, dated as of April 30, 2003 (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).
99.4*	—	Form of Warrant issued by Wave pursuant to the First Purchase Agreement to each of the purchasers of the Series H Convertible Preferred Stock, dated as of April 30, 2003 (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).
99.5*	—	Form of Warrant issued by Wave pursuant to the Second Purchase Agreement to the individual purchaser, dated as of April 30, 2003 (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).
99.6*	—	Form of Warrant issued by Wave to the placement agent and sub-placement agents, dated as of April 30, 2003 (Incorporated by reference to Wave's Form S-3 filed on May 14, 2003 (Registration No. 333-99469)).
99.7*	—	Letter Amendment to First Purchase Agreement and Second Purchase Agreement effected on August 11, 2003 (Incorporated by reference to Wave's Form 8-K filed on August 12, 2003).

99.8*	—	Form of Letter Agreement to the Series H Convertible Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).
99.9*	—	Form of Waiver to the Series H Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).
99.10*	—	Securities Purchase Agreement, dated as of November 18, 2003, by and among Wave and purchasers of the Class A common stock. (Incorporated by reference to Wave's registration statement filed on Form S-3/A filed on February 12, 2004. (Registration No. 333-112017.))
99.11*	—	Form of Warrant issued by Wave to each of the purchasers of the Class A Common Stock and the placement agents, dated as of November 18, 2003 with the schedule of holders attached thereto. (Incorporated by reference to Wave's Form 8-K/A filed on February 13, 2004).
99.12*	—	Registration Rights Agreement by and among Wave and the purchasers of the Class A Common Stock, dated as of November 18, 2003. (Incorporated by reference to Wave's Form 8-K/A filed on February 13, 2004).
99.13*	—	Demand Note, dated March 26, 2001 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.1 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.14*	—	Demand Note, dated February 27, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.2 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.15*	—	Demand Note, dated July 25, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.3 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.16*	—	Demand Note, dated September 5, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.4 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.17*	—	Allonge to Demand Promissory Note, dated March 26, 2002 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.6 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)
99.18*	—	Allonge to Demand Promissory Note, dated February 27, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.7 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)
99.19*	—	Allonge to Demand Promissory Note, dated July 25, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.8 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

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

Date: March 17, 2008
WAVE SYSTEMS CORP.
	By:	/s/ STEVEN K. SPRAGUE
Name: Steven K. Sprague
Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN K. SPRAGUE Steven K. Sprague	President, Chief Executive Officer and Director	March 17, 2008
/s/ JOHN E. BAGALAY, JR. John E. Bagalay, Jr.	Chairman	March 17, 2008
/s/ GEORGE GILDER George Gilder	Director	March 17, 2008
/s/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	March 17, 2008
/s/ NOLAN BUSHNELL Nolan Bushnell	Director	March 17, 2008
/s/ GERARD T. FEENEY Gerard T. Feeney	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer of the Registrant)	March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Wave Systems Corp.:

        We have audited the accompanying consolidated balance sheets of Wave Systems Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

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

        As discussed in Note 3 to the consolidated financial statements, Wave Systems Corp. adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" effective January 1, 2006, utilizing the modified prospective application transition method.

        We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wave Systems Corp.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 17, 2008

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,714,030	$7,965,994
Accounts receivable, net of allowance for doubtful accounts of $-0- and $40,547 at December 31, 2007 and 2006, respectively	1,165,385	635,852
Prepaid expenses	339,342	206,835

Total current assets	5,218,757	8,808,681
Property and equipment, net	682,512	419,724
Other assets	136,587	131,272

Total Assets	6,037,856	9,359,677

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	3,253,320	3,035,349
Deferred revenue	289,025	404,059

Total current liabilities	3,542,345	3,439,408

Stockholders' Equity:
Common Stock, $.01 par value. Authorized 150,000,000 shares as Class A; 49,744,327 shares issued and outstanding in 2007 and 42,203,773 in 2006	497,443	422,038
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 38,232 shares issued and outstanding in 2007 and 39,232 in 2006	382	392
Capital in excess of par value	325,481,336	309,029,938
Accumulated deficit	(323,483,650)	(303,532,099)

Total Stockholders' Equity	2,495,511	5,920,269

Total Liabilities and Stockholders' Equity	$6,037,856	$9,359,677

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2007, 2006, 2005

	2007	2006	2005
Net revenues:
Licensing	$6,223,487	$2,672,161	$974,058
Services	83,473	444,220	44,406

Total net revenues	6,306,960	3,116,381	1,018,464

Cost of sales:
Licensing	781,675	700,766	682,179
Services	30,295	282,905	44,674
Hardware Products	—	—	—

Total cost of sales	811,970	983,671	726,853

Gross profit	5,494,990	2,132,710	291,611

Operating expenses:
Selling, general and administrative	15,222,896	12,598,389	11,560,039
Research and development	10,557,937	8,486,368	6,937,618

Total operating expenses	25,780,833	21,084,757	18,497,657

Operating loss	(20,285,843)	(18,952,047)	(18,206,046)

Other income:
Interest income	334,292	163,980	70,779
Gain on sale of marketable securities	—	—	80,971
Unrealized gain on decrease in value of warrant liability	—	2,794	490,334
Other income	—	—	1,500

Total other income	334,292	166,774	643,584

Net loss	(19,951,551)	(18,785,273)	(17,562,462)
Loss per common share—basic and diluted	$(0.43)	$(0.51)	$(0.63)

Weighted average number of common shares outstanding during the year	46,660,794	36,735,059	27,726,221

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income
					Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2004	25,392,539	$253,925	68,575	$686	$271,173,411	$(267,184,364)	$466,542	$4,710,200
Net loss	—	—	—	—	—	(17,562,462)	—	(17,562,462)
Unrealized Gain on Marketable Securities:
Unrealized holding gains during the period	—	—	—	—	—	—	(385,571)	—
Less: reclassification adjustment for gain included in net income	—	—	—	—	—	—	(80,971)	(466,542)

Comprehensive loss	—	—	—	—	—	—	—	(18,029,004)
Issuance of Class A Common Stock at $2.64 per share, net of issuance costs of $208,041	1,553,030	15,530	—	—	3,876,429	—	—	3,891,959
Issuance of Class A Common Stock at $2.70 per share, net of issuance costs of $210,975	1,333,333	13,333	—	—	3,375,872	—	—	3,389,205
Issuance of Class A Common Stock at $1.755 per share, less issuance cost of $159,110	1,994,302	19,943	—	—	3,320,947	—	—	3,340,890
Warrants Exercised at $3.39 per share, less issuance cost of $90,400	666,667	6,667	—	—	2,162,933	—	—	2,169,600
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $2.26 per share	84,492	845	—	—	190,909	—	—	191,754
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $2.04 per share	79,555	796	—	—	161,497	—	—	162,293
Compensation cost for stock options granted to consultant	—	—	—	—	7,294	—	—	7,294
Exchange of Class B Common Stock for Class A Common Stock	10,000	100	(10,000)	(100)	—	—	—	—

Balance as of December 31, 2005	31,113,918	$311,139	58,575	$586	$284,269,292	$(284,746,826)	—	$(165,809)
Net loss	—	—	—	—	—	(18,785,273)	—	(18,785,273)
Issuance of Class A Common Stock at $1.605 per share, less issuance cost of $216,291	2,782,866	27,829	—	—	4,222,383	—	—	4,250,212
Issuance of Class A Common Stock at $2.40 per share, less issuance cost of $281,561	2,012,500	20,125	—	—	4,528,314	—	—	4,548,439
Issuance of Class A Common Stock at $2.05 per share, less issuance cost of $261,968	2,336,752	23,367	—	—	4,505,007	—	—	4,528,374
Issuance of Class A Common Stock at $2.73 per share, less issuance cost of $500,814	3,517,230	35,172	—	—	9,066,052	—	—	9,101,224
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.9635 per share	82,706	827	—	—	161,566	—	—	162,393
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $2.0145 per share	62,269	623	—	—	124,818	—	—	125,441
Warrants Exercised at $2.16 per share, less issuance cost of $14,000	162,037	1,620	—	—	334,380	—	—	336,000
Warrants Exercised at $2.40 per share, less issuance cost of $11,000	114,583	1,146	—	—	262,854	—	—	264,000
Cash paid for fraction shares in reverse stock split	(431)	(4)	—	—	(770)	—	—	(774)
Stock based compensation	—	—	—	—	1,556,042	—	—	1,556,042
Exchange of Class B Common Stock for Class A Common Stock	19,343	194	(19,343)	(194)	—	—	—	—

Balance as of December 31, 2006	42,203,773	$422,038	39,232	$392	$309,029,938	$(303,532,099)	$—	$5,920,269

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss) (Continued)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income
					Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2006	42,203,773	$422,038	39,232	$392	$309,029,938	$(303,532,099)	$—	$5,920,269
Net loss	—	—	—	—	—	(19,951,551)		(19,951,551)
Employee Stock Options Exercised at $2.43 per share	3,315	33	—	—	8,022	—	—	8,055
Issuance of Class A Common Stock at $2.05 per share, less issuance cost of $770,669	7,317,073	73,171	—	—	14,156,160	—	—	14,229,331
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.8275 per share	91,746	917	—	—	166,748	—	—	167,665
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.1985 per share	127,420	1,274	—	—	151,438	—	—	152,712
Exchange of Class B Common Stock for Class A Common Stock	1,000	10	(1,000)	(10)	—	—	—	—
Cash paid for fractional shares exchanged	—	—	—	—	(241)	—	—	(241)
Stock-based compensation	—	—	—	—	1,969,271	—	—	1,969,271

Balance as of December 31, 2007	49,744,327	$497,443	38,232	$382	$325,481,336	$(323,483,650)	$—	$2,495,511

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006, 2005

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(19,951,551)	$(18,785,273)	$(17,562,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355,884	663,033	841,729
Realized gain on marketable securities	—	—	(80,971)
Gain on decrease in value of warrant liability	—	(2,794)	(490,334)
Compensation associated with issuance of stock options	1,969,271	1,556,042	7,294
Changes in assets and liabilities:
(Decrease) increase in deferred revenue	(115,034)	(99,571)	152,440
Increase in accounts receivable	(529,533)	(301,193)	(236,018)
(Increase) decrease in prepaid expenses	(132,507)	(67,149)	34,230
(Increase) decrease in other assets	(5,315)	63,973	23,935
Increase (decrease) in accounts payable and accrued expenses	217,971	(53,801)	189,086

Net cash used in operating activities	(18,190,814)	(17,026,733)	(17,121,071)
Cash flows from investing activities:
Acquisition of property and equipment	(618,672)	(328,604)	(160,829)
Proceeds provided by sale of marketable equity securities	—	—	336,309

Net cash provided by (used in) investing activities	(618,672)	(328,604)	175,480
Cash flows from financing activities:
Net proceeds from issuance of common stock	14,229,331	22,428,249	10,622,054
Proceeds from employee options under stock plans	328,432	287,834	354,047
Proceeds from exercise of warrants	—	600,000	2,169,600
Payment in lieu of fractional shares in reverse stock split	(241)	(774)	—

Net cash provided by financing activities	14,557,522	23,315,309	13,145,701
Net (decrease) increase in cash and cash equivalents	(4,251,964)	5,959,972	(3,799,890)
Cash and cash equivalents at beginning of year	7,965,994	2,006,022	5,805,912

Cash and cash equivalents at end of year	$3,714,030	$7,965,994	$2,006,022

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business of the Company

        Wave Systems Corp. ("Wave" or "the Company") develops, produces and markets products for hardware-based digital security including security applications and services that are complementary to and compliant with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org ("TCG"). Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues facing the industry. These issues include the following: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security, and regulatory compliance. Wave's products are designed to solve many of these digital security issues.

(2) Liquidity

        The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2007, has an accumulated deficit of $323,483,650. Wave is expected to incur an operating loss for the calendar year of 2008. As of December 31, 2007, we had working capital of $1,676,412.

        Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications. However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the year ending December 31, 2008.

        Because Wave does not have sufficient cash to fund operations for the year ending December 31, 2008; and given the uncertainties described above with respect to Wave's revenue outlook for 2008, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2008. These activities included the filing of a $25,000,000 S-3 shelf registration with the SEC on March 20, 2007, which was declared effective on April 27, 2007; and the subsequent sale of 7,317,073 shares of common stock pursuant to this shelf registration statement, for gross proceeds of $15,000,000 during 2007. Wave received net proceeds of $14,229,331 from these sales of common stock after paying underwriter and other issuance costs totaling $770,669 in connection with the sale and issuance of these shares. An additional $943,901 of gross proceeds under this shelf, are reserved for a warrant for the issuance of 365,853 shares of common stock at an exercise price of $2.58 per share. The warrant expires on May 24, 2009. Also, on February 29, 2008, Wave sold an additional 3,173,500 shares of common stock pursuant to this shelf registration statement, for gross proceeds of $3,490,850. Wave received net proceeds of approximately $3,221,000 from these sales of common stock after paying underwriter and other issuance costs totaling approximately $270,000 in connection with the sale and purchase of these shares. $1,095,000 of gross proceeds under this shelf, are reserved for warrants issued to investors in the February 29, 2008 offering for the issuance of 952,050 shares of common stock at an exercise price of $1.15 per share. These warrants expire on February 28, 2013. An additional $253,000 of gross proceeds are reserved for a warrant for the purchase of 190,410 shares of common stock at an exercise price of $1.33 per share issued to the placement agent in the February 29, 2008 offering. The placement agent warrant expires on February 28, 2010. There remains approximately $4,411,000 in gross proceeds available under the March 20, 2007 shelf registration statement, which may be used for future financings although there can be no assurances that future financings will be attainable.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Liquidity (Continued)

        Also, previously, on April 15, 2004 Wave filed a $25,000,000 registration statement with the SEC, under which Wave has drawn down a total of $22,494,000 in gross proceeds, through various sales of common stock and issuances of warrants (See footnote 7).

        Wave will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve months ending December 31, 2008.

        Considering current cash balances, Wave projects that it has enough liquid assets to continue operating into June 2008. Wave estimates a need of a minimum of $12,700,000 of additional cash from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the year ending December 31, 2008.

        If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to its current cash position, capital needs over the next year and beyond, the fact that it has not at this time secured enough financing to fund operations through December 31, 2008 and beyond, and the uncertainty as to whether it will achieve its sales forecast for its products and services, substantial doubt exists with respect to their ability to continue as a going concern.

(3) Significant Accounting Policies

(a) Basis of Consolidation

        The consolidated financial statements include the financial statements of Wave, Wave Systems Holdings, Inc., a wholly owned subsidiary and Wavexpress, Inc. a majority-owned joint venture. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Use of Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, depreciation and amortization, revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, accounting for joint ventures, software development, contingencies and share based compensation. Actual results could differ from those estimates.

(c) Method of Accounting for Joint Ventures

        Wave accounts for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture's operating and financial policies. The financial statements of joint ventures in which Wave owns greater than a fifty percent interest are consolidated with Wave's financial statements (see note 10).

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

(d) Cash and Cash Equivalents

        Wave considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are custodial with two major financial institutions.

(e) Marketable Securities

        Investments, which consist solely of equity securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No.115, investments are classified as "trading", "available-for sale" or "held to maturity". "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Available-for-sale" securities are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders' equity. Unrealized losses that are determined to be other than temporary are recognized as charges against earnings. Factors considered when determining if an other than temporary decline has occurred include: whether a decline in market value is related to specific concerns of the issuer of the securities as opposed to general market conditions, the length of time of the decline in market price, the financial condition and near-term prospects of the issuer and other factors that may indicate that the value of the securities will not recover. "Held to maturity" securities are debt securities that are intended to be held to maturity and are recorded at amortized cost. Wave held no marketable securities as of December 31, 2007 and 2006.

(f) Accounts Receivable and Allowance For Doubtful Accounts

        Included in accounts receivable at December 31, 2007 and 2006 are amounts unbilled totaling $327,988 and $147,260, respectively.

        The determination of the allowance for doubtful accounts is based on management's estimate of uncollectible accounts receivable. Management records specific reserves for receivable balances that are considered high risk due to known facts regarding the customer.

(g) Concentrations of Credit Risks

        Sales to Wave's largest customer in 2007 and 2006, Dell, Inc., were approximately 71% and 35% of revenue, respectively. Accounts receivable at December 31, 2007 and 2006 included receivables from Dell, Inc. of $652,572 and $272,825, respectively. Sales to their largest customer in 2005, ST Microelectronics, were approximately 44% of revenue. Accounts receivable at December 31, 2005 included receivables from ST Microelectronics of $144,373.

(h) Property and Equipment

        Property and equipment, including purchased computer software, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

straight-line method over the estimated useful lives of the assets which range from between three to five years. Amortization of leasehold improvements is computed using the shorter of the useful life or remaining lease term.

(i) Income Taxes

        Effective January 1, 2007, Wave adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—and interpretation of FASB Statement 109" ("FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The adoption of FIN 48 did not result in a cumulative adjustment to Wave's accumulated earnings. Wave classifies any interest and penalties related to income taxes as components of the income tax provision.

        Wave accounts for income taxes under the asset and liability method. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2007 and 2006, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

(j) Share-based Payments

        On January 1, 2006, Wave adopted Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment," ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

        SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. SFAS No. 123(R) supersedes Wave's previous accounting under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, Wave measured compensation cost for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

        Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, Wave's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R) (See footnote 8).

(k) Research and Development and Software Development Costs

        Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires software development costs for products that have achieved commercial marketability to be capitalized subsequent to the establishment of a product's technological feasibility and prior to general release of the product. Wave did not capitalize any software development costs for 2007 or 2006. Amortization of capitalized software costs for the years ended December 31, 2007, 2006 and 2005 was $69,733, $382,287 and $621,419, respectively.

(l) Loss Per Share

        Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share had their effect not been anti-dilutive for each of the years ended December 31, 2007, 2006 and 2005 were approximately 175,000 shares, 121,000 shares and 67,000 shares, respectively. Employee stock options and other stock warrants to purchase approximately 6,446,000, 5,577,000 and 5,515,000 shares were outstanding for the years ended December 31, 2007, 2006 and 2005 respectively, but are not included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave's common shares and, therefore, their effect would have been anti-dilutive.

(m) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Wave reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") and SFAS No.86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"), respectively. Wave is required to assess the recoverability of long-lived assets and capitalized software development costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of use of the acquired assets or the strategy of the overall business;

  •
  significant negative industry or economic trends; and

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

  •
  significant decline in the stock price for a sustained period.

        In accordance with SFAS No. 144, when Wave determines that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, they evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, Wave would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. Wave would determine the fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in their current business model. In accordance with SFAS No. 86, when Wave determines that the carrying value of capitalized software development costs may not be recoverable, they evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. Changes in judgments on any of these factors could impact the value of the asset being evaluated.

(n) Revenue Recognition

        Wave's business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, Wavexpress' broadband media distribution and eTMS software products and development contracts. Many of these sales arrangements include multiple-elements, and/or required significant modification or customization of Wave's software.

        Wave follows the provisions of statement of position "SOP" 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

(p) Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to elect to measure financial assets and financial liabilities, and certain other items at fair value. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, and therefore its provisions will be applied for the Company on January 1, 2008. Wave does not expect the implementation of SFAS No. 159 to have a material impact on the Company's consolidated financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and therefore its provisions will be adopted by Wave on January 1, 2008. Wave does not expect the implementation of SFAS No. 157 to have a material impact on the Company's consolidated financial statements.

        In November 2007, the EITF reached a consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). EITF 07-1 provides guidance on the identification of collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

those financial years, and therefore would be effective for Wave beginning January 1, 2009. Wave is evaluating the impact EITF 07-1 will have on its consolidated financial statements.

        In December 2007, the FASB issued Financial Accounting Standards Board Statement (FAS) No. 141 (R)," Business Combinations," (FAS 141R), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at "full fair value." Under FAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from FAS 141R includes the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. FAS 141R is effective for periods beginning on or after December 15, 2008. We expect the adoption of FAS 141R will increase costs charged to operations.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, in which the noncontrolling interest will be reclassified as equity; and the income, expense and comprehensive income from a noncontrolling interest will be fully consolidated. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and therefore would be effective for Wave beginning January 1, 2009. Wave is evaluating the impact SFAS 160 will have on its consolidated financial statements.

(4) Related Party Transactions

        In March 2003, Mr. Peter Sprague, who is the former Chairman of Wave, was appointed Chairman and Chief Executive Officer of Wavexpress. Mr. Sprague was paid $129,000 for each of the years ended December 31, 2007, 2006 and 2005, respectively in salary as an officer of Wavexpress. Mr. Peter Sprague is the father of Wave's President and Chief Executive Officer, Steven Sprague.

        On August 1, 1997, Michael Sprague became an employee of Wave and was paid a salary of $187,500, $150,000 and $150,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, lease payments were made to Michael Sprague in the amount of $48,750 for the year ended December 31, 2006. These payments were for property occupied by Wavexpress and owned by Michael Sprague. This lease agreement was in effect for the period of April 15, 2006 through October 31, 2006. Michael Sprague is the brother of Steven Sprague and the son of Wave's former Chairman, Peter Sprague.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Property and Equipment

        Property and equipment as of December 31 consisted of the following:

	2007	2006
Computer equipment	$3,806,573	$3,308,529
Furniture, fixtures and improvements	298,843	231,162
Computer software	2,529,673	2,502,054

	6,635,089	6,041,745
Less: Accumulated depreciation and amortization	5,952,577	5,622,021

Total	$682,512	$419,724

        Computer software includes $1,864,256 of capitalized software development costs pursuant to SFAS 86 as of December 31, 2007 and 2006. Capitalized software pursuant to SFAS 86 is amortized over a three-year life using the straight-line method, once the product is ready to bring to market. Capitalized software is fully amortized at December 31, 2007.

        Depreciation and amortization expense on property and equipment amounted to approximately $356,000, $663,000 and $842,000 for the years ended December 31, 2007, 2006, 2005, respectively.

(6) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses as of December 31 consisted of the following:

	2007	2006
Accounts payable	$747,737	$910,935
Accrued consulting and professional fees	405,289	351,083
Accrued payroll and related costs	1,433,417	1,232,924
State & local taxes payable	296,784	173,539
Accrued software licenses	162,500	162,500
Other accrued expenses	207,593	204,368

Total accounts payable and accrued expenses	$3,253,320	$3,035,349

(7) Common Stock

        On May 24, 2007, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 7,317,073 shares of Class A Common Stock, par value $0.01 per share, to certain purchasers for an aggregate purchase price of $15,000,000. These shares were priced at $2.05 per share. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 365,853 shares of Class A common stock at an exercise price of $2.58 per share. The Warrant expires on May 24, 2009. Wave realized net proceeds of approximately $14,229,331 after deducting the placement agent fees of $750,000 and additional legal and other fees associated with the issuance of these securities which totaled $20,669. The shares sold on May 24, 2007 were offered and issued pursuant to a shelf registration statement which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Common Stock (Continued)

        On October 30, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 3,517,230 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $9,602,038. These shares were priced at $2.73 per share. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 175,861 shares of Class A common stock at an exercise price of $2.73. The warrant expired unexercised on November 30, 2007. Wave realized net proceeds of $9,101,224 after deducting the placement agent fees of $484,000 and additional legal and other fees associated with the issuance of the securities which totaled $16,814. The shares sold on October 30, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

        On August 4, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,336,752 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $4,790,342. These shares were priced at $2.05 per share. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 116,837 shares of Class A common stock at an exercise price of $2.05. The warrant expired unexercised on September 3, 2007. Wave realized net proceeds of $4,528,374 after deducting the placement agent fees of $239,517 and additional legal and other fees associated with the issuance of these securities which totaled $22,451. The shares sold on August 4, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

        On May 8, 2006, Wave received gross proceeds of $625,000 less placement agent fees of $25,000 for net proceeds of $600,000, in connection with the issuance of 276,620 shares of Class A Common Stock upon the exercise of two warrants that were granted to an investor as part of Wave's December 5, 2005 financing and February 15, 2006 financing. The warrant issued to this investor in connection with the December 5, 2005 financing was exercised in full for 114,583 shares of Class A Common Stock at an exercise price of $2.40 per share. The warrant issued to the investor in connection with the February 15, 2006 financing was exercised in full for 162,037 shares of Class A Common Stock at an exercise price of $2.16 per share. The shares sold on May 8, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

        On May 3, 2006, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,012,500 shares of Class A Common Stock to certain purchasers for an aggregate purchase price of $4,830,000. The shares were priced at $2.40 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 100,625 shares of Class A common stock at an exercise price of $2.40. The warrant expired unexercised on June 3, 2007. Wave realized net proceeds of $4,548,439 after deducting the placement agent fees of $241,500 and additional legal and other fees associated with the issuance of these securities, which were $40,061. The shares sold on May 3, 2006

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Common Stock (Continued)

were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

        On February 15, 2006, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 2,782,866 shares of Class A Common Stock for $1.605 per share, to certain purchasers for an aggregate purchase price of $4,466,500. The purchasers were also granted warrants (the "Warrants") to purchase up to 516,956 shares of Class A common stock at an exercise price of $2.16. The Warrants were exercisable for a period of six months following the date of issuance. Warrants to purchase 162,037 shares were exercised on May 8, 2006, as described above. The remaining warrants to purchase 354,919 shares expired unexercised on August 16, 2006. Each Warrant was subject to cancellation if the closing bid price of Wave's common stock exceeded $2.58 for 10 out of 20 consecutive trading days and the Warrant had not been exercised by the close of business on the trading day after the 10th trading day on which the closing bid price exceeded $2.58. The placement agent, JPC Capital Partners, Inc. (formerly Corpfin, Inc.) (the "Placement Agent") had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $4,250,212 after deducting the placement agent fees of $216,291 and additional legal and other fees associated with the issuance of these securities. The shares sold on February 15, 2006 were offered and issued pursuant to a shelf registration statement which was filed by Wave on December 16, 2005 and declared effective by the Commission on January 13, 2006.

        On December 5, 2005, Wave entered into a Securities Purchase Agreement, pursuant to which Wave sold and issued 1,994,302 shares of Class A Common Stock, par value $.01 per share, to certain purchasers who are parties to the Purchase Agreement for an aggregate purchase price of $3,500,000. The Common Shares were priced at $1.755 per share. JPC Capital Partners, Inc. (formerly Corpfin Inc.) (the "Placement Agent"), had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave paid the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $3,340,890 after deducting placement agent and other fees associated with the issuance of these securities. The shares sold on December 5, 2005 were offered and issued pursuant to a shelf registration statement which was filed by Wave on April 15, 2004 and declared effective by the Commission on May 10, 2004.

        On August 5, 2005, Wave entered into a securities purchase agreement, pursuant to which Wave agreed to sell and issue 1,333,333 shares of Class A Common Stock, par value $.01 per share, for $2.70 per share, to certain purchasers who are parties to the Purchase Agreement for an aggregate purchase price of $3,600,000. The Placement Agent had entered into a placement agency agreement with Wave in which they agreed to act as a placement agent in connection with the offering. Wave has agreed to pay the Placement Agent a fee equal to 4.0% of the gross proceeds of this offering. Wave realized net proceeds of $3,389,205 after deducting the placement agent fees of $144,000 and additional legal and other fees associated with the issuance of these securities of $66,795. The shares sold on August 5, 2005 were offered and issued pursuant to a shelf registration statement which was filed by Wave on April 15, 2004 and declared effective by the Commission on May 10, 2004.

        On August 1, 2005, Wave received gross proceeds of $2,260,000 less placement agent fees of $90,400 for net proceeds of $2,169,600, for the issuance of 666,667 shares of Class A Common Stock upon partial exercise of a warrant that was granted to an accredited investor as part of a securities

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Common Stock (Continued)

purchase agreement with the accredited investor, dated July 30, 2004. The warrants were exercised at a price of $3.39 per share.

        On March 15, 2005, Wave entered into a securities purchase agreement, pursuant to which Wave sold and issued 1,553,030 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $4,100,000. The shares of Class A Common Stock were priced at $2.64. The Placement Agent, had entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave paid the placement agent a fee equal to 4% of the gross proceeds of this offering. Wave realized net proceeds of $3,891,959 after deducting placement agent and other fees associated with the issuance of these securities, which totaled $208,041. The shares sold on March 15, 2005 were offered and issued pursuant to a shelf registration statement which was filed by Wave on April 15, 2004 and declared effective by the Commission on May 10, 2004.

        On December 1, 2007 Wave issued 127,420 shares of Class A Common Stock to Wave and Wavexpress employees for $1.20 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $152,712, from the sale of these shares.

        On June 1, 2007 Wave issued 91,746 shares of Class A Common Stock to Wave and Wavexpress employees for $1.83 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $167,665, from the sale of these shares.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Share-based Compensation

        In January 1994, Wave adopted the 1994 Employee Stock Option Plan (the "1994 Plan"). The total number of shares of Class A Common Stock reserved for issuance under the 1994 Plan, as amended is 10,500,000 shares. The 1994 Plan Expires on July 1, 2014. In September 1996, Wave adopted the 1996 Performance Stock Option Plan (the "1996 Plan"). The number of shares of Class A Common Stock subject to the 1996 Plan was 266,666. Under 1994 and 1996 Plans, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to Wave. Options granted under the plans generally vest over three years and expire ten years from the date of grant. In January 1994, Wave adopted the Non-Employee Directors Stock Option Plan (the "Directors' Plan"). The total number of shares of Class A Common Stock reserved for issuance under the Directors' Plan, as amended, is 1,000,000 shares. Under the Directors' Plan, as amended, each director who is not an employee of Wave receives an initial grant of options to purchase 12,000 shares of Class A Common Stock; and an additional annual grant to purchase 10,000 shares on the day immediately following each of the dates on which an incumbent director is reelected. The options granted to non-employee directors vest on the day following the grant and expire ten years from the date of grant. Under all of Wave's stock option plans, options are granted with exercise prices that approximate fair market value at the date of grant. All of Wave's stock option plans and amendments thereto have been approved by shareholder vote.

        In November 2004 Wave adopted the 2004 Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which a total of 1,000,000 shares of Wave's Common Stock may be sold to eligible employees at a 15% discount from the market value of the shares. The Purchase Plan was approved by a vote of Wave's shareholders. Under the terms of the Purchase Plan, employees may elect to have withheld up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave Common Stock. Offering periods commence on May 1st and December 1st and are for a period of six months. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. On January 1, 2006, Wave adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," ("SFAS No. 123(R)"), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

        SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. SFAS No. 123(R) supersedes Wave's previous accounting under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, Wave measured compensation cost for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

        Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, Wave's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Share-based Compensation (Continued)

expense recognized under SFAS No. 123(R) for the years ended December 31, 2007 and 2006 was $1,969,271 and $1,556,042, respectively. Stock-based compensation expense for the year ended December 31, 2005 under APB No. 25 and the related interpretations was $7,294. SFAS 123(R) requires that the classification of the cost of share based compensation, in the statement of operations, is consistent with the nature of the services being rendered in exchange for the share based payment.

        The following table summarizes the effect of share based compensation in Wave's statement of operations for the years ended December 31:

	2007	2006
Cost of Sales	$19,247	$25,577
Selling, General & Administrative	1,230,392	1,056,012
Research & Development	719,632	474,453

Total	$1,969,271	$1,556,042

        Wave uses the Black-Scholes-Merton option pricing model to value stock options. The Black-Scholes-Merton model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the company's stock price, the weighted-average risk-free interest rate and the weighted-average expected term of the options. As Wave does not pay dividends, the dividend rate variable in the Black-Scholes-Merton model is zero. The following values for the indicated variables were used to value options granted during the years ended December 31:

	2007		2006
	Stock Option Plans	Stock Purchase Plan	Stock Option Plans	Stock Purchase Plan
Expected Term (in years)	5 Years	6 Months	5 Years	6 Months
Risk-free Rate—range	3.49% – 5.07%	3.28% – 4.98%	4.13% – 5.11%	3.28% – 4.95%
Risk-free Rate—wt. avg.	4.66%	4.88%	4.68%	4.49%
Expected Volatility—range	92.2% – 95.0%	44.9% – 71.31%	95.4% – 100.5%	55.4% – 71.31%
Expected Volatility—wt. avg.	93.93%	58.35%	99.72%	58.89%
Dividend Yield	0%	0%	0%	0%

        The volatility assumptions are based on the historical weekly price data of Wave's stock over a period equivalent to the weighted average expected term of the options. Management did not identify any factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility.

        The risk-free interest rate assumption is based upon the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option granted.

        The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. For Wave's stock option plans, it is based upon an analysis of the historical behavior of option holders during the period from January 1, 2001 to December 31, 2006. Management believes historical data is representative of future exercise behavior. For Wave's Employee Stock Purchase Plan, the expected term of six months, is the length of each purchase period, pursuant to the plan.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Share-based Compensation (Continued)

        As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. The estimated forfeiture rate used in the calculation of share-based compensation expense was 18.89% for the year ended December 31, 2007. The estimated forfeiture rates used in the calculation of share-based compensation expense ranged from 17.74% to 19.41% for the year ended December 31, 2006. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

        A summary of option activity for all Wave option plans through December 31, 2007 follows:

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of year	4,825,928	$8.97	4,122,870	$11.46	3,779,018	$12.60
Granted	2,313,667	2.15	1,048,517	1.91	503,208	3.00
Forfeited	(127,913)	2.31	(114,025)	2.83	(88,310)	3.36
Expired	(91,889)	10.25	(231,434)	24.51	(71,046)	21.19
Exercised	(3,315)	2.43	—		—

Balance at end of year	6,916,478	6.80	4,825,928	8.97	4,122,870	11.46

Exercisable at end of year	3,936,647	$10.33	3,329,847	$11.94	2,967,657	$14.58

Additional shares available for grant at end of year	3,933,187		1,930,265		2,774,972

        The weighted average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $1.59, $1.46 and $2.43, respectively.

        The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2007 were 6.3 and 4.2 years, respectively.

        As of December 31, 2007, unrecognized stock-based compensation related to stock options was approximately $2,199,000. At December 31, 2007, the weighted average period this cost is expected to be expensed is 2.4 years. The total fair value of shares that vested during the years ended December 31, 2007, 2006 and 2005 was approximately $1,561,000, $1,788,000 and $757,000, respectively.

        As of December 31, 2007, the intrinsic value of outstanding, vested and currently exercisable share options was $-0-.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Share-based Compensation (Continued)

        The following table summarizes information about stock options outstanding under the Wave stock options plans as of December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 – $2.00	2,318,800	9.0	$1.94	345,878	$1.88
$2.01 – $3.00	1,589,187	7.8	2.54	685,723	2.68
$3.01 – $4.25	524,264	4.9	3.30	420,819	3.34
$4.26 – $5.50	610,673	5.5	4.95	610,673	4.95
$5.51 – $10.00	358,004	4.4	6.24	358,004	6.24
$10.01 – $11.25	502,292	0.4	10.90	502,292	10.90
$11.26 – $22.50	533,174	2.6	12.55	533,174	12.55
$22.51 – $112.50	480,084.	2.1	40.35	480,084	40.35

	6,916,478	6.3	$6.80	3,936,647	$10.33

Pro forma Information under SFAS No.123

        The following table shows the pro forma effect on net loss and net loss per share if Wave had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards.

For the year ended December 31, 2005
Net loss to common shareholders—as reported	$(17,562,462)
Fair value compensation cost under SFAS 123	(2,103,508)

Net loss to common shareholders—pro forma	(19,665,970)
Loss per common share (basic/diluted)—as reported	(0.63)
Loss per common share (basic/diluted)—pro forma	$(0.72)

        The following values for the indicated variables were used to value options granted during the year ended December 31, 2005.

Expected Term (in years)	5 Years
Risk-free Rate	4.23%
Expected Volatility	104%
Dividend Yield	0%

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Share-based Compensation (Continued)

        Employees are entitled to exercise their options on dates determined by Wavexpress' Compensation Committee of the Board of Directors. Vesting provisions for options granted generally range from immediate vesting to pro rata vesting over a three-year period.

        Stock option activity during 2007, 2006 and 2005 is as follows:

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at Beginning of year	637,163	$1.23	691,896	$1.23	1,302,829	$1.21
Granted	—	—	—	—	—	—
Canceled	(12,500)	1.20	(54,733)	1.20	(610,933)	1.20

Balance at end of year	624,663	1.23	637,163	1.23	691,896	1.23

Exercisable at end of year	624,663	1.23	633,830	1.23	682,229	1.23

Additional shares available for grant at end of year	1,847,560		1,835,060		1,780,327

        No options were granted under the Wavexpress stock option plan during the years ended December 31, 2007, 2006 and 2005.

        The following table summarizes information about Wavexpress' stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.20	616,466	4.1	$1.20	616,466	$1.20
$3.00 – $4.50	8,197	2.6	$3.37	8,197	$3.37

$1.20 – $4.50	624,663	4.1	$1.23	624,663	$1.23

Employee Stock Purchase Plan

        In November 2004, the Board of Directors adopted the Wave Systems Corp. 2004 Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which a total of 1,000,000 shares of Wave's Common Stock may be sold to eligible employees at a 15% discount from the market value of the shares. The Purchase Plan was ratified by a shareholder vote at Wave's 2005 annual shareholder meeting on May 23, 2005. Under the terms of the Purchase Plan, employees may elect to have withheld, up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave Common Stock. Offering periods commence on May 1st and December 1st and are for a period of six months. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. Approximately 34%, 37% and 49% of eligible employees participated in the Purchase Plan for the years ended

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Share-based Compensation (Continued)

December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007 employees purchased 219,166 shares of Wave Class A Common Stock at an average share price of $1.46 per share, for an aggregate of $320,377 in proceeds to Wave. For the year ended December 31, 2006 employees purchased 144,975 shares of Wave Class A Common Stock at an average share price of $1.99 per share, for an aggregate of $287,834 in proceeds to Wave. For the year ended December 31, 2005 employees purchased 164,047 shares of Wave Class A Common Stock at an average share price of $2.16 per share, for an aggregate of $354,047 in proceeds to Wave.

(9) Warrants

        In connection with an agreement that Wave entered into with an outside software development consultant, on August 7, 2007, Wave issued a warrant to purchase up to 5,000 shares of Class A Common Stock at a price of $1.99 per share. The fair market value of these warrants was approximately $7,300 and was recorded as consultant expense in 2007. This warrant is exercisable on August 7, 2008 and expires August 7, 2012.

        On May 24, 2007, Wave issued to a placement agent warrants to purchase up to 365,853 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 7,317,073 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $15,000,000. The warrants are exercisable at an exercise price of $2.58 per share and expire on May 24, 2009. If exercised in full, the warrants granted in connection with this financing may generate up to an additional $943,901, at the exercise price. The warrants may also be exercised on a cashless basis. All of the warrants granted in connection with the May 24, 2007 securities purchase agreement remain outstanding as of December 31, 2007.

        On October 30, 2006, Wave issued to a placement agent warrants to purchase up to 175,861 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 3,517,230 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $9,602,038. The warrants were exercisable at an exercise price of $2.73 per share and expired unexercised on November 30, 2007.

        On August 4, 2006, Wave issued to a placement agent warrants to purchase up to 116,837 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 2,336,752 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $4,790,342. The warrants were exercisable at an exercise price of $2.05 per share and expired unexercised on September 3, 2007.

        On May 3, 2006, Wave issued to a placement agent warrants to purchase up to 100,625 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 2,012,500 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $4,830,000. The warrants were exercisable at an exercise price of $2.40 per share and expired unexercised on June 3, 2007.

        On February 15, 2006, Wave granted warrants to purchase up to 516,956 shares of Class A common stock at an exercise price of $2.16 in connection with a financing competed as of that date (See Footnote 7—Common Stock). The warrants were exercisable for a period of six months following the date of issuance. On May 8, 2006, warrants to purchase 162,037 shares were exercised on May 8, 2006, at the exercise price of $2.16 per share. Wave received net proceeds of $336,000, after deducting

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Warrants (Continued)

placement agent fees of $14,000, for the exercise of these warrants. The remaining warrants to purchase 354,919 shares expired unexercised on August 16, 2006.

        On December 5, 2005, Wave granted warrants to purchase up to 364,583 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $2.40 per share and were set to expire on June 5, 2006. Any shares of Class A Common Stock issuable upon exercise of these warrants were to be drawn-down off of a shelf registration statement. On May 8, 2006, an investor exercised a warrant issued by Wave to that investor in connection with Wave's December 5, 2005 financing. The warrant was exercised in full for 114,583 shares of Wave Class A Common Stock, at its exercise price of $2.40 per share. Wave received $264,000 from the exercise of this warrant after subtracting the 4% placement agent fee. The remaining warrants expired unexercised on June 5, 2006.

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

        In connection with an agreement that Wave entered into with an outside software development consultant, on January 2, 2004, Wave issued warrants to purchase 10,000 shares of Class A Common Stock at a price of $3.00 per share, pursuant to an individual compensation plan with the consultant. Also, in connection with the same agreement, on April 30, 2004 an additional warrant was issued to the consultant to purchase 11,667 shares of Class A Common Stock at an exercise price of $3.00 per share. The fair market value of these warrants was approximately $81,000 and was recorded as consultant expense in 2004. No additional warrants are required to be granted pursuant to the individual compensation plan for the sales representative. These warrants are currently exercisable and expire January 2, 2009 through April 30, 2009.

        On November 18, 2003, Wave granted warrants to purchase 310,436 shares of Class A Common Stock at an exercise price of $7.86 per share in connection with a private placement to a group of accredited investors. The warrants had a three year term. In addition, in connection with the

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Warrants (Continued)

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

        On April 30, 2003, Wave granted the Series H Warrants to purchase shares of Class A Common Stock, with an initial exercise price of $3.39 per share and a five (5) year life. Initially, the Series H Warrants were exercisable for a total of 1,202,852 shares of Class A Common Stock on the trading day following the date of Wave's 2003 annual meeting of stockholders. During September 2003 the terms of the Series H Purchase Agreement and other documents governing the Series H Stock and the Series H Warrants were modified. As of December 31, 2003, 877,438 shares of Class A Common Stock were issued in connection with the exercise of Series H Warrants for net proceeds of $2,565,167. Series H Warrants to acquire 21,930 shares of Class A Common Stock remain outstanding as of December 31, 2007.

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

        In connection with a software development agreement that Wave entered into with Archon Technologies, Inc. ("Archon"), Wave issued to Archon a warrant to purchase 16,667 shares of Wave Class A Common Stock at $10.44 per share. The warrant became exercisable on November 9, 2002, and expired unexercised on November 9, 2007.

        A summary of warrants outstanding at December 31, 2007, follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$1.99 – $2.84	370,853	1.4	$2.57	365,853	$2.58
$2.85 – $4.39	58,385	1.9	$3.24	58,385	$3.24

	429,238	1.5	$2.66	424,238	$2.67

(10) Wavexpress

        In April 1999, Wave joined with Sarnoff Corporation to form Wavexpress. Wavexpress develops secure broadband media distribution software products, infrastructure and content services. On October 15, 1999, Wave and Sarnoff signed a Joint Venture Agreement, which formally established Wavexpress. Under this agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress. Wave received a 53% equity interest, and its affiliates, who purchased founders stock in April 1999 for

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Wavexpress (Continued)

a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter Sprague, the former Chairman of Wave and Steven Sprague, the Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

        Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share. Through December 31, 2007, Wave has funded Wavexpress with approximately $42,496,000 in cash, plus approximately $21,276,000 in accrued interest. Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share. These amounts are eliminated in consolidation.

        As of December 31, 2007, Wave owned 69% of Wavexpress, while Sarnoff owned 25.6%. None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress' balance sheet and operating results in its consolidated financial statements. Wavexpress has incurred net operating losses of $2.9 million, $2.4 million and $2.2 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

(11) Commitments and Contingencies

Leases

        Summarized below is a listing of properties leased by Wave pursuant to non-cancelable operating leases. Wave's principal research and development activities are conducted at the Princeton and Cupertino facilities. Wave's broadband media distribution services, offered through Wavexpress, are conducted primarily at the New York facility.

Location	Annual Lease Cost	Lease Expiration Date
Lee, MA	$148,683	Aug. 2010
Princeton, NJ	168,058	Dec. 2009
Cupertino, CA	499,365	Aug. 2013
Orvault, France	67,260	Sep. 2010
New York, NY(1)	120,000	Oct. 2008

Total	$1,003,366

(1)
Wavexpress facility

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Commitments and Contingencies (Continued)

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2007 are as follows:

2008	$983,366
2009	912,412
2010	604,129
2011	522,246
Thereafter	624,227

Total minimum lease payments	$3,646,380

        Rent expense for the years ended December 31, 2007, 2006, 2005 amounted to approximately $916,000, $790,000 and $957,000, respectively.

        There were no capital lease obligations as of December 31, 2007 and 2006.

Purported Class Actions

        A consolidated amended class action complaint is pending in the United States District Court for the District of Massachusetts, naming Wave, its Chief Executive Officer and its Chief Financial Officer as defendants. Brumbaugh et al. v. Wave Systems Corp. et al., Civ. No. 04-30022 (D. Mass.) (MAP).

        The purported class action has been filed by alleged purchasers of Wave's Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004. The complaint claimed that Wave and the named individuals violated Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), Rule 10(b)-5 promulgated there under and Section 20(a) of the 1934 Act by publicly disseminating materially false and misleading statements, relating to Wave's agreements with Intel and IBM. The complaint did not specify the amount of alleged damages plaintiffs sought to recover.

        In January 2006, the Court granted in part and denied in part defendants' motion to dismiss. The court dismissed two but let stand seven alleged misrepresentations or omissions. This was not a finding of fault or liability, it was a decision not entirely to dismiss plaintiffs' pleading.

        Without admitting liability, the defendants recently reached a mediated settlement in principle of all claims asserted by the plaintiffs. On January 10, 2007, the Court issued an Order and Final Judgment approving the settlement and dismissing the action with prejudice. Wave's insurer has paid the plaintiffs a total of $1,750,000 in exchange for the dismissal with prejudice and release of the claims against all defendants.

(12) Income Taxes

        The Company did not provide for any income tax expense or (benefit) for the years ending December 31, 2007, 2006 and 2005.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        The following table summarizes the significant differences between the United States federal statutory tax rate and the Company's effective tax rate for financial statement reporting purposes:

	2007	2006	2005
Statutory tax rate	34%	34%	34%
Stock-based compensation on ISO's	(3)	(3)	(0)
Gain on warrant liability	(0)	(0)	(1)
Change in valuation allowance	(31)	(31)	(33)

Total	—%	—%	—%

        The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating and capital loss carryforwards	$105,680,000	$97,946,000
Accrued expenses	425,000	323,000
Intangibles	446,000	471,000
Reserves	945,000	917,000
Depreciation	467,000	552,000

Total gross deferred tax assets	107,963,000	100,209,000
Less valuation allowance	(107,963,000)	(100,209,000)

Net deferred tax asset	$—	$—

        The valuation allowance increased by approximately $7.8 million and $6.3 million, during the years ended December 31, 2007 and 2006, respectively.

        Management has concluded that it is more likely than not that Wave will not have sufficient taxable income of an appropriate character within the carryback and carryforward periods permitted by current law to allow for the utilization of the deferred tax assets and, therefore, a valuation allowance has been established against the deferred tax assets of $107,963,000 as of December 31, 2007. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2007 will be allocated as follows: $107,194,000 to continuing operations and $768,000 to additional paid-in capital for amounts attributable to exercise of employee stock options.

        Wave has federal and state net operating loss carryforwards approximately $278.4 million, which expire beginning in 2008 through 2027. Wave also has capital loss carryforwards for tax return purposes of approximately $8.6 million, which expire beginning in 2008 through 2010. Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave's net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period. Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Income Taxes (Continued)

        The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption did not result in an adjustment to retained earnings due to the Company's full valuation allowance against its net deferred tax asset.

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits
Balance at January 1, 2007	$7,123,302
Increases related to current year tax positions	2,304,885

Balance at December 31, 2007	$9,428,187

        The unrecognized tax benefits, if recognized, would not affect the Company's effective tax rate because the Company has recorded a full valuation allowance against its net deferred tax assets.

        The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files United States Federal and state income tax returns. In general, the statute of limitations with respect to the Company's United States Federal income taxes has expired for years prior to 2004, and the relevant state statutes vary. However, preceding years remain open to examination by United States Federal and state taxing authorities to the extent of future utilization of net operating losses and capital losses generated in each preceding year. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2008. As described above, utilization of the Company's loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code. Any limitation may result in expiration of a portion of the net operating and capital loss carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

(13) Defined Contribution Plan

        Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2007, 2006 or 2005.

(14) Disclosures about the Fair Value of Financial Instruments

Cash and Cash Equivalents, Prepaid Expenses and Other Receivables, Accounts Payable and Accrued Expenses

        The carrying amounts of these instruments approximate fair value because of their short maturities.

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Disclosures about the Fair Value of Financial Instruments (Continued)

uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(15) Segment Reporting

        Wave's products include the Wave EMBASSY® digital security products and services ("EMBASSY®") and Wavexpress broadband media distribution products and services. These products and services constitute Wave's reportable segments under Statement of Financial Accounting Statement No. 131—Disclosures about Segments of an Enterprise and Related Information. Net losses for reportable segments exclude interest income, unrealized gains on decrease in value of warrant liability, gain on sales of marketable securities and other income. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave's management.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Segment Reporting (Continued)

        The following sets forth reportable segment data:

	For the years ended December 31,
	2007	2006	2005
Operating Revenues:
EMBASSY® digital security products and services	$6,306,960	$3,086,637	$976,807
Wavexpress broadband media distribution products and services	—	29,744	41,657

Total Operating Revenues	6,306,960	3,116,381	1,018,464
Net Loss:
EMBASSY® digital security products and services	(17,401,966)	(16,562,112)	(15,986,692)
Wavexpress broadband media distribution products and services	(2,883,877)	(2,389,935)	(2,219,354)

Total Segments Net Loss	(20,285,843)	(18,952,047)	(18,206,046)
Interest Income	334,292	163,980	70,779
Unrealized gain on decrease in value of warrant liability	—	2,794	490,334
Gain on sale of marketable securities	—	—	80,971
Other Income	—	—	1,500

Net Loss	$(19,951,551)	$(18,785,273)	$(17,562,462)

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	317,311	547,712	746,536
Wavexpress broadband media distribution products and services	38,573	115,321	95,193

Total Depreciation and Amortization Expense	$355,884	$663,033	$841,729

Capital Expenditures:
EMBASSY® digital security products and services	500,042	275,834	152,474
Wavexpress broadband media distribution products and services	118,630	52,770	8,355

Total Capital Expenditures	$618,672	$328,604	$160,829

	As of
	December 31, 2007	December 31, 2006	December 31, 2005
Assets:
EMBASSY® digital security products and services	5,915,158	9,262,942	3,235,946
Wavexpress broadband media distribution products and services	122,698	96,735	193,819

Total Assets	$6,037,856	$9,359,677	$3,429,765

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Segment Reporting (Continued)

        The following table details Wave's sales by geographic area for the years ended December 31, 2007, 2006 and 2005. Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2007
EMBASSY® digital security products and services	$5,947,111	$225,444	$134,405	$6,306,960
Wavexpress broadband media distribution products and services	—	—	—	—

Total	5,947,111	225,444	134,405	6,306,960
% of Total	94%	4%	2%	100%
2006
EMBASSY® digital security products and services	2,102,959	792,744	190,934	3,086,637
Wavexpress broadband media distribution products and services	29,744	—	—	29,744

Total	2,132,703	792,744	190,934	3,116,381
% of Total	68%	26%	6%	100%
2005
EMBASSY® digital security products and services	352,761	467,537	156,510	976,808
Wavexpress broadband media distribution products and services	41,657	—	—	41,657

Total	$394,418	$467,537	$156,510	1,018,465
% of Total	39%	46%	15%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

        Customers, by segment, from which Wave derived revenue in excess of 10% for the years ended December 31st are as follows:

		2007	2006	2005
Customer
	Segment	Revenue
Dell, Inc.	EMBASSY®	$4,483,053	$1,094,041	$—
ST Microelectronics	EMBASSY®	—	774,695	467,537
Broadcom	EMBASSY®	682,129	335,899	—
US Government	EMBASSY®	—	319,877	—
Winbond	EMBASSY®	—	—	156,510
Intel	EMBASSY®	—	—	133,850

Total		$5,165,182	$2,524,512	$757,897
% of Total Revenue		81%	81%	71%

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Selected Quarterly Financial Data (unaudited)

	Quarter-ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenues	$1,875,319	$1,734,249	$1,410,351	$1,287,041
Gross Profit	1,643,411	1,523,961	1,227,733	1,099,885
Loss from Operations	(5,357,009)	(4,908,394)	(4,911,873)	(5,108,567)
Net loss	(5,287,557)	(4,777,700)	(4,840,734)	(5,045,560)
Net loss per Common Share	$(0.11)	$(0.10)	$(0.10)	$(0.12)

	Quarter-ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Revenues	$866,542	$846,280	$910,445	$493,114
Gross Profit	656,775	643,295	554,603	278,037
Loss from Operations	(4,851,786)	(4,518,142)	(4,569,364)	(5,012,755)
Net loss	(4,766,989)	(4,487,270)	(4,539,108)	(4,991,906)
Net loss per Common Share	$(0.12)	$(0.12)	$(0.13)	$(0.14)

(17) Subsequent Event

        On February 29, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 3,173,500 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $3,490,850. These shares were priced at $1.10 per share. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 952,050 shares of Class A common stock at an exercise price of $1.15 per share. These warrants expire in February 2013. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 190,410 shares of Class A common stock at an exercise price of $1.33 per share. This warrant expires on February 28, 2010. Wave realized net proceeds of approximately $3,221,000 after deducting the placement agent fees of $209,451 and additional legal and other fees associated with the issuance of these securities which totaled approximately $60,000. The shares sold on February 29, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

QuickLinks

Table of Contents
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Wave Systems Corp. Comparison of Cumulative Total Return to Stockholders December 31, 2002 through December 31, 2007
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers and Corporate Governance of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
WAVE SYSTEMS CORP. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2007 and 2006
WAVE SYSTEMS CORP. AND SUBSIDIARIES Consolidated Statements of Operations Years ended December 31, 2007, 2006, 2005
WAVE SYSTEMS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2007, 2006, 2005
WAVE SYSTEMS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements