Form 10-Q
period 2008-03-31
WAVE SYSTEMS CORP
filed 2008-05-12
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-24752

Wave Systems Corp.

(Exact name of registrant as specified in its charter)

Delaware	13-3477246
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

480 Pleasant Street

Lee, Massachusetts 01238

(Address of principal executive offices)

Registrant’s telephone number, including area code:

(413) 243-1600

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2008: 52,917,827 shares of Class A Common Stock and 38,232 shares of Class B Common Stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$1,476,333	$3,714,030
Accounts receivable, net of allowance for doubtful accounts of $-0- at March 31, 2008 and December 31, 2007	1,426,989	1,165,385
Prepaid expenses	409,613	339,342
Total current assets	3,312,935	5,218,757
Property and equipment, net	689,208	682,512
Other assets	137,032	136,587
Total Assets	4,139,175	6,037,856
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	3,461,100	3,253,320
Deferred revenue	355,932	289,025
Total current liabilities	3,817,032	3,542,345

Stockholders’ Equity:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 52,917,827 shares issued and outstanding in 2008 and 49,744,327 in 2007	529,178	497,443
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 38,232 shares issued and outstanding in 2008 and 2007	382	382
Capital in excess of par value	329,286,281	325,481,336
Accumulated deficit	(329,493,698)	(323,483,650)
Total Stockholders’ Equity	322,143	2,495,511
Total Liabilities and Stockholders’ Equity	$4,139,175	$6,037,856

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,	March 31,
	2008	2007
Net revenues:
Licensing	$1,675,505	$1,237,491
Services	23,574	49,549
Total net revenues	1,699,079	1,287,040
Cost of sales:
Licensing	159,161	178,405
Services	18,314	8,750
Total cost of sales	177,475	187,155
Gross profit	1,521,604	1,099,885

Operating expenses:
Selling, general and administrative	4,297,090	3,665,592
Research and development	3,253,479	2,542,860
Total operating expenses	7,550,569	6,208,452
Operating loss	(6,028,965)	(5,108,567)
Other income:
Interest	18,917	63,007

Net loss	(6,010,048)	(5,045,560)
Loss per common share – basic and diluted	$(0.12)	$(0.12)
Weighted average number of common shares outstanding during the period	50,898,515	42,243,005

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(6,010,048)	$(5,045,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,816	75,646
Compensation associated with issuance of stock options	616,789	413,051
Changes in assets and liabilities:
Increase in accounts receivable	(261,604)	(503,077)
Increase in prepaid expenses	(70,271)	(186,754)
Increase in other assets	(445)	(1,898)
Increase (decrease) in accounts payable and accrued expenses	207,780	(224,824)
Increase in deferred revenue	66,907	185,917
Net cash used in operating activities	(5,365,076)	(5,287,499)

Cash flows from investing activities:
Acquisition of property and equipment	(92,512)	(147,740)
Net cash used in investing activities	(92,512)	(147,740)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,219,891	—
Net cash provided by financing activities	3,219,891	—

Net decrease in cash and cash equivalents	(2,237,697)	(5,435,239)

Cash and cash equivalents at beginning of period	3,714,030	7,965,994

Cash and cash equivalents at end of period	$1,476,333	$2,530,755

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A		Class B
	Common Stock		Common Stock		Capital in Excess	Accumulated
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Total
Balance at December 31, 2007	49,744,327	$497,443	38,232	$382	$325,481,336	$(323,483,650)	$2,495,511

Net loss	—	—	—	—	—	(6,010,048)	(6,010,048)

Issuance of Class A Common at $1.10 per share, less issuance cost of $270,959	3,173,500	31,735			3,188,156		3,219,891
Stock-based compensation	—	—	—	—	616,789	—	616,789

Balance at March 31, 2008	52,917,827	$529,178	38,232	$382	$329,286,281	$(329,493,698)	$322,143

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2008 and 2007

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of March 31, 2008 and December 31, 2007, and the results of its operations and cash flows for the three-month periods ended March 31, 2008 and 2007.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2007, included in its Form 10-K filed on March 17, 2008.  The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the operating results for the full year or any future periods.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary; and Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation.  All significant intercompany transactions have been eliminated.

1.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has substantial operating losses since its inception, and as of March 31, 2008, has an accumulated deficit of $329,493,698.  We also expect Wave will incur an operating loss for the calendar year 2008.  As of March 31, 2008, we had negative working capital of $504,097.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications.  However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve-months ending March 31, 2009.

Because Wave does not have sufficient cash to fund operations for the twelve-months ending March 31, 2009; and given the uncertainties described above with respect to Wave’s revenue outlook for 2008, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2009.  These activities include the filing of a $25,000,000 S-3 shelf registration with the SEC on April 18, 2008 which has not yet been declared effective and the sale of 3,173,500 shares of common stock, on February 29, 2008, at $1.10 per share for gross proceeds of $3,490,850.  This financing was completed under a shelf registration filed with the SEC on March 20, 2007 and declared effective on April 27, 2007.  We realized approximately $3,220,000 in net proceeds after deducting the placement agent fees of $209,451 and additional legal and other fees associated with the issuance of these securities totaling approximately $61,000.  In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 952,050 shares of Wave Class A common stock for $1.15 per share.  These warrants expire on February 28, 2013.  We also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire up to 190,410 shares of Wave Class A common stock for $1.33 per share.  This warrant expires on February 28, 2010.

We will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives to raise additional capital to continue to fund our operations for the twelve-months ending March 31, 2009.

Considering our current cash balance, we project that we have enough liquid assets to continue operating into June 2008.  Wave estimates that it will need a minimum of approximately $8,100,000 of additional cash from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve-months ending March 31, 2009.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, Wave could be forced to cease operations or merge with or sell its business to another company.   No assurance can be provided that any of these initiatives will be successful.   Due to Wave’s current cash position, its capital needs over the next year and beyond, the fact that Wave has not at this time secured enough financing to fund operations through March 31, 2009 and beyond, and the uncertainty as to whether Wave will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave’s ability to continue as a going concern.

2.     Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the quarters ended March 31, 2008 and 2007, were approximately 90,000 shares and 364,000 shares, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 8,175,000 and 5,494,000 shares were outstanding for the quarters ended March 31, 2008 and 2007 respectively, but were not included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

3.     Wavexpress

In April 1999, Wave joined with Sarnoff Corporation to form Wavexpress.  Wavexpress develops secure broadband media distribution software products, infrastructure and content services.  On October 15, 1999, Wave and Sarnoff signed a Joint Venture Agreement, which formally established Wavexpress.  Under this agreement, Sarnoff and its affiliates initially received a 40% equity stake in Wavexpress.  Wave initially received a 53% equity interest, and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  The affiliates of Wave include Peter Sprague, the former Chairman of Wave and Steven Sprague, the Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through March 31, 2008, Wave has funded Wavexpress with approximately $43,698,000 in cash, plus approximately $22,474,000 in accrued interest.  Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of March 31, 2008, Wave owned 69% of Wavexpress while Sarnoff owned 25.6%.  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were $813,763 and $650,887 for the quarters ended March 31, 2008 and March 31, 2007, respectively.

4.     Recent Accounting Pronouncements

In January 2008, Wave adopted Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Period-to-period changes in fair value are recorded in an entity’s income statement.  Wave has not elected the fair value option for eligible items that existed as of January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard establishes a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value, establishes a framework for measuring fair value and expands required disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, FASB Staff Position FAS 157-2 Effective Date of FASB Statement No. 157 delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on Wave’s consolidated financial statements. Wave is still assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements. See Note 9 for additional fair value disclosures.

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

In December 2007, the FASB issued Financial Accounting Standards Board Statement (FAS) No. 141 (R),” Business Combinations,” (FAS 141R), which requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” Under FAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from FAS 141R includes the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. FAS 141R is effective for periods beginning on or after December 15, 2008. We expect the adoption of FAS 141R will increase costs charged to operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  Wave is evaluating the impact SFAS 161 will have on its consolidated financial statements.

5.     Share-based Compensation

Wave recognized $616,789 and $413,051 of share-based compensation during the three-months ended March 31, 2008 and 2007, respectively.  During the three-months ended March 31, 2008, Wave granted 846,700 stock options at a weighted-average estimated fair value of $1.29.  During the three-months ended March 31, 2007, Wave granted 774,966 stock options at a weighted-average estimated fair value of $1.84.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month periods ended March 31, 2008 and 2007:

	Three-months ended March 31, 2008	Three-months ended March 31, 2007
Cost of Sales	$9,518	$3,963
Selling, General & Administrative	368,941	278,182
Research & Development	238,330	130,906
Total	$616,789	$413,051

6.     Income Taxes

Wave has not recorded any income tax expense due to the net loss incurred for all periods presented.  Wave has federal and state net operating loss carryforwards of approximately $278.4 million, which expire beginning in 2008 through 2027.  Wave also has capital loss carryforwards for tax return purposes of approximately $8.6 million, which expire beginning in 2008 through 2010.  Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period.  Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.

7.     Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services.  These products and services constitute Wave’s reportable segments under Statement of Financial Accounting Standard No. 131,”Disclosures about Segments of an Enterprise and Related Information”.   Net losses for reportable segments exclude interest income.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s management.

The following sets forth reportable segment data:

	Three-months ended March 31,
	2008	2007
Operating Revenues:
EMBASSY® digital security products and services	$1,699,079	$1,287,040
Wavexpress broadband media distribution products and services	—	—
Total Operating Revenues	1,699,079	1,287,040
Net Loss:
EMBASSY® digital security products and services	(5,215,010)	(4,457,680)
Wavexpress broadband media distribution products and services	(813,955)	(650,887)
Total Segments Net Loss	(6,028,965)	(5,108,567)
Interest income	18,917	63,007
Net Loss	(6,010,048)	(5,045,560)

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	74,296	65,952
Wavexpress broadband media distribution products and services	11,520	9,694
Total Depreciation and Amortization Expense	85,816	75,646
Capital Expenditures:
EMBASSY® digital security products and services	85,152	117,655
Wavexpress broadband media distribution products and services	7,360	30,085
Total Capital Expenditures	$92,512	$147,740

	March 31,	December 31,
Assets:	2008	2007
EMBASSY® digital security products and services	$3,970,508	$5,915,158
Wavexpress broadband media distribution products and services	168,667	122,698
Total Assets	$4,139,175	$6,037,856

The following table details Wave’s sales by geographic area for the three-month periods ended March 31, 2008 and 2007.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2008
EMBASSY® digital security products and services	$1,635,973	$27,263	$35,843	$1,699,079
Wavexpress broadband media distribution products and services	—	—	—	—
Total	1,635,973	27,263	35,843	1,699,079
% of Total Revenue	96%	2%	2%	100%
2007
EMBASSY® digital security products and services	1,210,468	51,994	24,578	1,287,040
Wavexpress broadband media distribution products and services	—	—	—	—
Total	1,210,468	51,994	24,578	1,287,040
% of Total Revenue	94%	4%	2%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three-month periods ended March 31st are as follows:

		2008	2007
Customer	Segment	Revenue

Dell, Inc.	EMBASSY®	$1,359,393	$894,392
Broadcom	EMBASSY®	133,895	132,369

Total		$1,493,288	$1,026,761
% of Total Revenue		88%	80%

8.     Issuance of Common Stock

On February 29, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 3,173,500 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $3,490,850.  These shares were priced at $1.10 per share.  Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 952,050 shares of Class A common stock at an exercise price of $1.15 per share.  These warrants expire in February 2013.  Additionally, Wave agreed to issue a warrant to SRA to purchase up to 190,410 shares of Class A common stock at an exercise price of $1.33 per share.  This warrant expires on February 28, 2010.  Wave realized net proceeds of approximately $3,220,000 after deducting the placement agent fees of $209,451 and additional legal and other fees associated with the issuance of these securities which totaled approximately $61,000.  The shares sold on February 29, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

9.     Fair Value Measurement

As of March 31, 2008, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $1,242,000 at March 31, 2008) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

Management has focused on entering into licensing contracts to which the OEM licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with seven separate OEM partners.  Revenue recognized on these contracts for the three-month periods ended March 31, 2008 and 2007 was approximately $1,612,000 and $1,193,000, respectively.

Management is focused on opportunities for its eSign Transaction Management Suite, also known as eTMS (“eTMS”), to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions.  Although we have met significant implementation challenges and long sales cycles with this effort, we have entered into contracts with a la mode, inc. and Ellie Mae, Inc. in the real estate industry and with Realtime Solutions Group, LLC in the financial services sector.  We continue to pursue additional opportunities for the eTMS product line.

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

Our Products

Client-side Applications

The EMBASSY Trust Suite

The current version of the EMBASSY Trust Suite is a set of applications and services that are designed to bring functionality and user value to TPM-enabled products.  Designed to make the TPM easy for users to set up and use, the EMBASSY Trust Suite includes the EMBASSY Security Center (the “ESC”), Trusted Drive Manager (“TDM”), Document Manager (“DM”), Private Information Manager (“PIM”) and Key Transfer Manager (“KTM”).

The ESC enables the user to set up and configure the TPM platform.  In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management.  In March 2007, Wave announced a new version of the ESC software that supports Seagate’s Momentus 5400 FDE.2 hard drive, the latest version of Seagate’s FDE drives (the “Seagate Trusted Drives”).  Wave’s EMBASSY Trust Suite software for TPM and key management also supports Seagate Trusted Drives.

Data Protection is addressed by the DM, which provides document encryption, decryption and client side storage of documents. The DM, which works with Microsoft Windows, and Microsoft Office, secures documents against unauthorized users and hackers.  In early 2007, Wave announced support for Microsoft’s new Windows Vista operating system and compatibility with Wave’s latest version of its EMBASSY Trust Suite software.  Wave’s software is Windows Vista ready and builds upon the new operating system’s data protection feature set, providing full-featured EMBASSY solutions for data protection and strong authentication.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $3.8 million for the twelve-month period ending March 31, 2009.

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

Current planned development costs for this product group are expected to be approximately $5.3 million for the twelve-month period ending March 31, 2009.

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

EMBASSY Remote Administration Server (“ERAS”)

 ERAS is a server product that provides centralized management and auditing of Trusted Platform Modules (“TPM”) and Seagate Trusted Hard Drives (“Trusted Drive”).  ERAS is designed to give IT administrators the ability to deploy and remotely manage Trusted Drives and TPM systems.  ERAS will also provide the ability to remotely manage newly available Trusted Drives.  It provides for initialization, pre-boot authentication management, recovery, and repurposing of TPMs and Trusted Drives.  ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and Trusted Drive security settings, thus allowing IT administrators to assess the risk of whether a lost or compromised PC is adequately secure.  ERAS is designed to facilitate enterprise adoption of TPM and Trusted Drive technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs.  In January 2008, Wave introduced its newest version of ERAS, 1.5.  ERAS 1.5 features new, compliance-focused enhancements that enable organizations with Trusted Drives to generate a detailed audit log of drive security events, thereby proving that encryption was never disabled by the user and that data on the drive remained protected.

Current planned development costs for this product are expected to be approximately $1.8 million for the twelve-month period ending March 31, 2009.

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

To increase the security associated with identity protection and digital signing credentials, Wave’s SmartSignature is currently enabled for the support of TPMs.  SmartSAFE Version 4.0 is a web-based document management application where signed documents are archived and tracked.  SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional paper-based documentation methods.  SmartSignature Version 3.0 and SmartSAFE Version 4.0 have been completed and Wave commercially released these products in the first quarter of 2007.  During the first quarter of 2008, Wave licensed the SmartSafe software to SigniaDocs, Inc., a national provider of electronic document and quality control management services, for integration into their SigNet eDoc Management Soulutions product.  SmartIdentity, an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology, was completed and released in January of 2003.  Wave will continue to allocate resources toward marketing and sales to promote these products.

Wave’s eTMS, in addition to supporting TPMs, is also being independently marketed in the insurance, mortgage, banking, government and other markets which are seeking digital and electronic signature solutions that are compliant with the Electronic Signatures in Global and National Commerce Act (“ESIGN”).  eTMS’ SmartSignature Server product was licensed to a la mode, Inc., a leading provider of desktop, mobile, and Web tools for the real estate and mortgage industries, to provide digital signature solutions for their XSites product line.  Over the past 24 months, through direct and reseller channels, over 3,000 organizations have used eTMS functionality to automate paper processes. Some of the flagship organizations that are currently utilizing eTMS include: Ellie Mae, Realtime Solutions Group, Heritage Union, DocuTech, Remark, American Community Life Insurance Company, Trust Company of America, Digital Docs, Compliance Source and others.  Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

Current planned development costs for this product are expected to be approximately $330,000 for the twelve-month period ending March 31, 2009.

Broadband Media Distribution Services

Wave offers broadband content distribution products and services through Wavexpress, a joint venture between Wave and Sarnoff Corporation.  The joint venture was established on October 15, 1999.  Under the joint venture agreement, Sarnoff and its affiliates initially received a 40% equity stake in Wavexpress.  Wave initially received a 53% equity interest and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  As of March 31, 2008, Wave owned 69% of Wavexpress, while Sarnoff owned 25.6%.  The affiliates of Wave include Peter Sprague, former Chairman of Wave, Steven Sprague, Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

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

Planned futures development expenditures are expected to approximate $1.7 million for the twelve-month period ending March 31, 2009.

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

Hardware-based trusted computing solutions involve a new approach to conducting business and exchanging information using computer systems.  We believe that these solutions will require traditional software-based security to be augmented with next generation hardware-based security and an enhanced support infrastructure. Intensive marketing and sales efforts have been, and will continue to be, necessary, in order to generate demand for products using Wave’s technology, and to ensure that Wave’s solution is accepted in this emerging market.    Our objective is to make our EMBASSY branded products and services the preferred applications and infrastructure for Trusted Platforms.

R&D

Wave has realized minimal operating revenues since its inception.  At March 31, 2008, Wave had an accumulated deficit of approximately $329.5 million.  Wave has made a substantial investment in research and development including $3.3 million for the quarter ended March 31, 2008, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2007, 2006 and 2005, Wave spent approximately $10.6 million, $8.5 million and $6.9 million, respectively, on research and development activities.

Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, accounting for joint ventures, software development and share based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006.  In accordance with the modified prospective transition method, Wave’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the quarters ended March 31, 2008 and 2007 was $616,789 and $413,051, respectively.

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

Results of Operations

Three-Months Ended March 31, 2008 and 2007

Wave had revenues of $1,699,079 and $1,287,040 for the three-months ended March 31, 2008 and 2007, respectively.   The increase was due primarily to licensing revenues, which increased by $438,014 during the quarter.  This increase was due to a higher volume of shipments of Wave’s OEM customer products, primarily as a result of its OEM relationship with Dell as described below, for which Wave receives royalty income.  Service revenue consists primarily of non-recurring government time and materials contracts.

The table below sets forth the components that make up the revenue for the quarters ended March 31:

	2008	2007	Increase/ (Decrease)	% Change

Licensing	$1,675,505	$1,237,491	$438,014	35%
Services	23,574	49,549	(25,975)	(52)%
Total Net Revenues	$1,699,079	$1,287,040	$412,039	32%

Cost of sales for the three-months ended March 31, 2008, was $177,475 compared with $187,155 for the same period in 2007.  The change in costs of sales was due to a decrease in amortization expense as all capitalized software became fully amortized, offset by higher customer support costs in connection with the increased license revenue during the March 31, 2008 quarter versus the prior year quarter.

For the reasons noted above, gross profit for the three-months ended March 31, 2008 and 2007 was $1,521,604 and $1,099,885, respectively.  Wave’s gross profit percentage was 89.6% for the quarter ended March 31, 2008 as compared to 85.4% for the same period in 2007.

Selling, general and administrative (“SG&A”) expenses for the three-months ended March 31, 2008 were $4,297,090, as compared to $3,665,592 for the comparable period of 2007, an increase of approximately 17%.  The increase was due to an increase in salaries and related benefits totaling approximately $213,000, associated with salary rate increases and headcount additions to accommodate additional sales, marketing, business development and support activities, which exceeded those in the three months ended March 31, 2007. In addition, to accommodate additional sales, marketing, business development and support activities, professional fees – primarily consulting and recruitment fees – increased approximately $243,000 in the quarter ended March 31, 2008 versus the comparable period of 2007.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $393,941 and $311,607 for the quarters ended March 31, 2008 and 2007, respectively.  This 26% increase was due primarily to an increase in professional fees – primarily consulting fees – and increased bandwidth charges.

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

Research and development expenses for the three-months ended March 31, 2008 were $3,253,479, as compared to $2,542,860 for the comparable period of 2007, an increase of 28%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $445,000 at Wave and $70,000 at Wavexpress, associated with salary rate increases and headcount additions to accommodate additional research and development efforts, which exceeded those in the three-months ended March 31, 2007.  In addition, product development costs – primarily language translation charges - increased approximately $82,000 in the quarter ended March 31, 2008 versus the comparable period of 2007.  Wavexpress’ research and development expenditures included in the above were $420,014 and $339,280 for the quarters ended March 31, 2008 and 2007, respectively, for an increase of approximately 24%, due primarily to the increase in salaries, fringe and benefit expenditures noted above.

Interest income for the three-months ended March 31, 2008 was $18,917 as compared to $63,007 for the comparable period of 2007.  The decrease in interest income is primarily attributable to lower average balances of Wave’s money market accounts for the quarter ended March 31, 2008 compared with the same period in 2007.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended March 31, 2008 was $6,010,048 as compared to $5,045,560 for the comparable period of 2007.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of March 31, 2008, had an accumulated deficit of $329,493,698.   Total stockholders’ equity as of March

31, 2008 was $322,143.  Wave has financed its operations through March 31, 2008 principally through the issuance of Class A and B Common Stock and various series’ preferred stock.

Sources and uses of cash

As of March 31, 2008, Wave had $1,476,333 in cash and cash equivalents.  As of December 31, 2007, Wave had $3,714,030 in cash and cash equivalents.  The decrease in cash and cash equivalents of $2,237,697, resulted from $5,365,076 used in operating activities, $92,512 used in investing activities for the acquisition of capital assets offset by $3,219,891 generated through financing activities, from the sale of 3,173,500 shares of Class A Common Stock.  At March 31, 2008, Wave had negative working capital of $504,097.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending March 31, 2009 will be approximately $27,700,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of  $1,476,333 as of March 31, 2008

•                  gross margin contribution from sales and licensing of products

•                  additional financings

Given Wave’s capital requirements for the twelve-month period ending March 31, 2009 as indicated above and Wave’s cash on hand as of March 31, 2008, Wave will be required to raise additional capital to fund its operations.

We may obtain additional funding as needed, from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on March 20, 2007 that the Securities and Exchange Commission declared effective on April 27, 2007. Approximately $4,411,000 in gross proceeds is available under the March 20, 2007 shelf registration statement, which may be utilized for future financings.  On April 18, 2008 we filed a new $25,000,000 shelf registration statement that has yet to be declared effective by the Securities and Exchange Commission.  We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite and EMBASSY Trust Server Applications software through distribution arrangements with its OEM partners.  The aggregate amount of royalty revenue from these arrangements was a significant contributor to Wave’s revenue growth over the past two years. Revenue from these contracts in future years may also be material.  We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products.  We continued to experience modest upgrade activity during the first quarter of 2008 as enterprise customers began to purchase the packages offered in connection with these distribution agreements.  We recorded modest initial revenues from the sale of license upgrade packages during 2007.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the three months ended March 31, 2008 was approximately $1,495,000 versus approximately $952,000 for the comparable period of 2007.

In March 2007, Wave signed a distribution agreement with Seagate Technology LLC (“Seagate”) that permits Seagate to distribute Wave’s management software on Seagate’s Momentus 5400 Full Disc Encryption hard drive (“FDE.2”).  Wave is being paid a per unit royalty fee for each Seagate shipment which includes Wave’s software.  Shipments began in late July 2007.  We are working with Seagate to market our products in an effort to drive volume of shipments of their TPM-equipped FDE.2 hard drives.  However, we have no reliable basis to predict how many of Seagate’s TPM-equipped FDE.2 hard drives will be purchased or what the resultant revenue to Wave might be from this program.  There are no minimum royalty or shipped quantity requirements.

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

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending March 31, 2009 and given the uncertainties described above with respect to Wave’s revenue outlook, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2009.  These activities include the filing of a $25,000,000 shelf registration statement on Form S-3 with the SEC on March 20, 2007 which was declared effective on April 27, 2007 (for which there is $4,411,000 remaining) and the filing of an additional $25,000,000 shelf registration statement on Form S-3 with the SEC on April 18, 2008 which has not yet been declared effective.

It is likely we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending March 31, 2009.   The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives.  Given the available cash currently on hand and our expenditure forecast for the twelve-months ending March 31, 2009, we estimate that we will need to generate at least $8,100,000 from a combination of revenue growth and additional financing activities, in order to continue as a going concern for the twelve-months ending March 31, 2009.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by March 31, 2009 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond March 31, 2009.

Commitments

Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating leases commitments	$970,131	$1,418,685	$1,017,282	$—	$3,406,098

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

Going concern opinion

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave’s independent registered public accounting firm, KPMG LLP, have issued a report on Wave’s financial statements as of December 31, 2007, dated March 17, 2008, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern.  (See also Note 2 to Wave’s consolidated financial statements.)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a.   Risk Factors.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave’s revenue during the three-months ended March 31, 2008 was significantly below operating expenses, as our products have not yet attained widespread commercial acceptance.  This is due primarily to the early stage nature of the digital security industry in which we operate.  As of March 31, 2008, we have an accumulated deficit of approximately $329.5 million and negative working capital of approximately $504,000. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects.  You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

We may not be able to fund our operations and continue as a going concern.

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into June 2008. In order to fund our business through June of 2008 and beyond , it will be necessary for us to generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.

We may be unable to raise the $8,100,000 million of additional cash flow, which is necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, we estimate that our current available capital is sufficient to fund Wave into June of 2008. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon current forecasts, we will need to generate approximately $8,100,000 from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve-months ending March 31, 2009. We expect we will be required to generate a significant portion of this cash through additional financings in the form of sales of securities pursuant to a shelf registration statement filed with the Securities and Exchange Commission on March 20, 2007, which was declared effective on April 27, 2007.  An additional $25,000,000 shelf registration statement was filed with the Securities and Exchange Commission on April 18, 2008 which has not yet been declared effective.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted, or the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

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

An increasing number of market entrants have introduced or are developing products and services that compete with Wave’s. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave’s potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Ultimaco, Safenet and major systems integrators such as IBM, HP and EDS.  In addition, Wave competes with other client security applications companies that are developing trusted computing applications, including Softex Incorporated, Phoenix Technologies Ltd., Infineon Technologies AG and Microsoft.

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

We may be unable to remain listed on The Nasdaq Global Market or the The Nasdaq Capital Market.

On May 5, 2008, we received notification from The Nasdaq Stock Market indicating that for the prior 30 consecutive business days, the bid price for our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4450 (the “Bid Price Rule”). This notice follows the previous notice (the “Previous Nasdaq Notice”) received by the Company on April 29, 2008 from The Nasdaq Stock Market indicating that the Company’s common stock was below $50 million for 10 consecutive business days, and, therefore, did not meet the requirement set forth in Nasdaq Marketplace Rule 4450(b)(1)(A) (the “Market Value Rule”).

In accordance with Nasdaq Marketplace Rule 4450(e)(2), the Company will be provided 180 calendar days, or until November 3, 2008, to regain compliance with the Bid Price Rule. If, at anytime before November 3, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that it has achieved compliance with the Bid Price Rule. However, the Previous Nasdaq Notice states that the Company will be provided a period of 30 calendar days, or until May 29, 2008, to regain compliance with the Market Value Rule by having a market value of $50 million or more for the Company’s common stock for a minimum of 10 consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances).

If the Company does not regain compliance with the Market Value Rule by May 29, 2008, the Nasdaq staff will provide written notification that the Company’s securities will be delisted, and, if the Company regains compliance with the Market Value Rule by May 29, 2008, but, subsequently, does not regain compliance with the Bid Price Rule by November 3, 2008, the Nasdaq staff will provide written notification that the securities will be delisted. At either time, the Company may appeal the determination to delist its securities to a Listing Qualifications Panel. Alternatively, the Company may consider applying to transfer its securities to The Nasdaq Capital Market if it satisfies the requirements for inclusion set forth in the Marketplace Rules, other than the minimum bid price requirement. If the Company submits an application to transfer its securities to The Nasdaq Capital Market and it is approved, the Company may be afforded the remainder of The Nasdaq Capital Market’s 180 calendar day compliance period in order to regain compliance with the Bid Price Rule while on The Nasdaq Capital Market.  We may not be successful in our efforts to remain listed on The Nasdaq Global Market or to be listed and remain listed on The Nasdaq Capital Market.

Item 6. Exhibits.

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: May 12, 2008	By:	/s/ Steven K. Sprague
Name: Steven K. Sprague
Title: President and Chief Executive Officer

Dated: May 12, 2008	By:	/s/ Gerard T. Feeney
Name: Gerard T. Feeney
Title: Chief Financial Officer