Form 10-Q
period 2008-06-30
WAVE SYSTEMS CORP
filed 2008-08-11
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

                The number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2008: 57,159,434 shares of Class A Common Stock and 38,232 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$146,058	$3,714,030
Accounts receivable, net of allowance for doubtful accounts of $-0- at June 30, 2008 and December 31, 2007	940,324	1,165,385
Prepaid expenses	324,356	339,342
Total current assets	1,410,738	5,218,757
Property and equipment, net	617,856	682,512
Other assets	136,274	136,587
Total Assets	2,164,868	6,037,856

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	4,535,468	3,253,320
Deferred revenue	588,639	289,025
Total current liabilities	5,124,107	3,542,345

Stockholders’ Equity (Deficit):
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 55,278,934 shares issued and outstanding in 2008 and 49,744,327 in 2007	552,789	497,443
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 38,232 shares issued and outstanding in 2008 and 2007	382	382
Capital in excess of par value	331,621,183	325,481,336
Accumulated deficit	(335,133,593)	(323,483,650)
Total Stockholders’ Equity (Deficit)	(2,959,239)	2,495,511
Total Liabilities and Stockholders’ Equity (Deficit)	$2,164,868	$6,037,856

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net revenues:
Licensing	$1,946,100	$1,399,446	$3,621,605	$2,636,937
Services	39,193	10,906	62,767	60,455
Total net revenues	1,985,293	1,410,352	3,684,372	2,697,392
Cost of sales:
Licensing	209,707	181,160	368,868	359,565
Services	29,869	1,459	48,183	10,209
Total cost of sales	239,576	182,619	417,051	369,774
Gross profit	1,745,717	1,227,733	3,267,321	2,327,618
Operating expenses:
Selling, general, and administrative	4,243,656	3,720,011	8,540,746	7,385,603
Research and development	3,145,326	2,419,595	6,398,805	4,962,455
Total operating expenses	7,388,982	6,139,606	14,939,551	12,348,058
Operating loss	(5,643,265)	(4,911,873)	(11,672,230)	(10,020,440)
Other income:
Interest income	3,370	71,139	22,287	134,146
Net loss	$(5,639,895)	$(4,840,734)	$(11,649,943)	$(9,886,294)
Loss per common share — basic and diluted	$(0.10)	$(0.11)	$(0.22)	$(0.23)
Weighted average number of common shares outstanding during the period	53,949,513	44,930,728	52,424,014	43,594,292

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,649,943)	$(9,886,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,038	156,671
Compensation associated with issuance of stock options	1,205,239	799,910
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	225,061	(262,050)
Decrease (increase) in prepaid expenses	14,986	(192,448)
Decrease (increase) in other assets	313	(1,503)
Increase (decrease) in accounts payable and accrued expenses	1,282,148	(361,491)
Increase in deferred revenue	299,614	113,241
Net cash used in operating activities	(8,448,544)	(9,633,964)

Cash flows from investing activities:
Acquisition of property and equipment	(109,382)	(232,426)
Net cash used in investing activities	(109,382)	(232,426)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,989,954	14,405,052
Net cash provided by financing activities	4,989,954	14,405,052

Net (decrease) increase in cash and cash equivalents	(3,567,972)	4,538,662

Cash and cash equivalents at beginning of period	3,714,030	7,965,994

Cash and cash equivalents at end of period	$146,058	$12,504,656

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A		Class B
	Common Stock		Common Stock		Capital in Excess	Accumulated
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Total
Balance at December 31, 2007	49,744,327	$497,443	38,232	$382	$325,481,336	$(323,483,650)	$2,495,511

Net loss and comprehensive loss	—	—	—	—	—	(11,649,943)	(11,649,943)

Issuance of Class A Common at $1.10 per share, less issuance cost of $270,959	3,173,500	31,735	—	—	3,188,156	—	3,219,891

Issuance of Class A Common at $0.80 per share, less issuance cost of $138,180	2,151,250	21,513	—	—	1,561,307	—	1,582,820

Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $0.8925	209,857	2,098	—	—	185,199	—	187,297

Cash paid for fractional shares exchanged	—	—	—	—	(54)	—	(54)

Stock-based compensation	—	—	—	—	1,205,239	—	1,205,239

Balance at June 30, 2008	55,278,934	$552,789	38,232	$382	$331,621,183	$(335,133,593)	$(2,959,239)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2008 and 2007

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of June 30, 2008 and December 31, 2007, its results of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and cash flows for the six-month periods ended June 30, 2008 and 2007.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2007, included in its Form 10-K filed on March 17, 2008.  The results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the operating results for the full year or any future periods.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary; and Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation.  All significant intercompany transactions have been eliminated.

1.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of June 30, 2008, has an accumulated deficit of $335,133,593.  Wave is expecting to incur an operating loss for the calendar year 2008.  As of June 30, 2008, Wave had negative working capital of $3,713,369.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications.  However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve-months ending June 30, 2009.

Because Wave does not have sufficient cash to fund operations for the twelve-months ending June 30, 2009; and given the uncertainties described above with respect to Wave’s revenue outlook for 2008, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending June 30, 2009.  These activities include the filing of a $25,000,000 S-3 shelf registration with the SEC on April 18, 2008, which was declared effective on June 23, 2008; and the sale of 2,151,250 shares of common stock, on May 23, 2008, at $0.80 per share for gross proceeds of $1,721,000.  This financing was completed under a shelf registration filed with the SEC on March 20, 2007 and declared effective on April 27, 2007.  Wave realized approximately $1,583,000 in net proceeds from this financing after deducting the placement agent fees of $103,260 and additional legal and other fees associated with the issuance of these securities totaling approximately $35,000.  In connection with this financing, Wave also agreed to issue warrants to the subscribers to purchase up to 537,812 shares of Wave Class A common stock for $0.85 per share.  These warrants expire in May 2011.  Wave also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire up to 129,075 shares of Wave Class A common stock for $0.85 per share.  This warrant expires in November 2009.  Also, on June 30, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 1,880,500 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,598,425.  These shares were priced at $0.85 per share.  Securities

Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 470,125 shares of Class A common stock at an exercise price of $0.90 per share.  These warrants expire in June 2011.  Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,830 shares of Class A common stock at an exercise price of $0.90 per share.  This warrant expires in January 2010.  Wave realized net proceeds, in early July 2008, of approximately $1,466,000 after deducting the placement agent fees of $95,906 and additional legal and other fees associated with the issuance of these securities which totaled approximately $36,000.  The shares subscribed to on June 30, 2008 were issued in early July 2008 and were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.  Additionally, on August 11, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 1,368,333 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $821,000.  These shares were priced at $0.60 per share.  Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to issue warrants to the subscribers to purchase up to 342,083 shares of Class A common stock at an exercise price of $0.65 per share.  These warrants expire in August 2011.  Wave expects to realize net proceeds of approximately $786,000 after deducting legal and other fees associated with the issuance of these securities which Wave expects will total approximately $35,000.  The shares subscribed to on August 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

Wave will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives to raise additional capital to continue to fund its operations for the twelve-months ending June 30, 2009.

Considering Wave’s current cash balance (including the net proceeds from our June 30, 2008 financing, received in early July and the August 11, 2008 financing described above), Wave projects that it has enough liquid assets to continue operating into September 2008.  Wave estimates that it will need a minimum of approximately $7,900,000 of additional cash from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve-months ending June 30, 2009.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, Wave could be forced to cease operations or merge with or sell its business to another company.   No assurance can be provided that any of these initiatives will be successful.   Due to Wave’s current cash position, its capital needs over the next year and beyond, the fact that Wave has not at this time secured enough financing to fund operations through June 30, 2009 and beyond, and the uncertainty as to whether Wave will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave’s ability to continue as a going concern.

2.     Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and six-month periods ended June 30, 2008, were approximately 28,000 shares and 30,000 shares, respectively, versus 74,000 shares and 165,000 shares for the three-month and six-month periods ended June 30, 2007, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 9,163,000 and  8,699,000 shares were outstanding for the three-month and six-month periods ended  June 30, 2008, respectively versus 6,105,000 and 5,880,000 shares of the three-month and six-month periods ended June 30, 2007, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through June 30, 2008, Wave has funded Wavexpress with approximately $44,384,000 in cash, plus approximately $23,614,000 in accrued interest.  Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of June 30, 2008, Wave owned 69% of Wavexpress while Sarnoff owned 25.6%.  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $816,000 and $649,000 for the three-month periods ended June 30, 2008 and June 30, 2007, respectively, and approximately $1,630,000 and $1,300,000 for the six-month periods ended June 30, 2008 and June 30, 2007, respectively.

4.     Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard establishes a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value, establishes a framework for measuring fair value and expands required disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, FASB Staff Position FAS 157-2 Effective Date of FASB Statement No. 157 delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on Wave’s consolidated financial statements. Wave is currently evaluating the potential impact of the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements. See Note 9 for additional fair value disclosures.

In January 2008, Wave adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Period-to-period changes in fair value are recorded in an entity’s income statement.  Wave has not elected the fair value option for eligible items that existed as of January 1, 2008.

5.     Share-based Compensation

Wave recognized $588,450 and $386,859 of share-based compensation during the three-months ended June 30, 2008 and 2007, respectively, and $1,205,239 and $799,910 for the six-month periods ended June 30, 2008 and 2007, respectively.  During the three-month period ended June 30, 2008, Wave granted 55,000 stock options at a weighted-average estimated fair value of $0.89.  During the three-month period ended June 30, 2007, Wave granted 77,601 stock options at a weighted-average estimated fair value of $1.63.

 The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and six-month periods ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of Sales	$9,376	$1,524	$18,894	$5,487
Selling, General & Administrative	345,623	267,030	714,564	545,212
Research & Development	233,451	118,305	471,781	249,211
Total	$588,450	$386,859	$1,205,239	$799,910

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

7.     Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services.  These products and services constitute Wave’s reportable segments under Statement of Financial Accounting Standard No. 131,”Disclosures about Segments of an Enterprise and Related Information”.   Net losses for reportable segments exclude interest income.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Gerard T. Feeney, Wave’s chief operating decision maker.

The following sets forth reportable segment data:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating Revenues:
EMBASSY® digital security products and services	$1,985,293	$1,410,352	$3,684,372	$2,697,392
Wavexpress broadband media distribution	—	—	—	—
Total Operating Revenues	1,985,293	1,410,352	3,684,372	2,697,392
Net Loss:
EMBASSY® digital security products and services	(4,827,176)	(4,262,222)	(10,042,186)	(8,719,902)
Wavexpress broadband media distribution	(816,089)	(649,651)	(1,630,044)	(1,300,538)
Total Segments Net Loss	(5,643,265)	(4,911,873)	(11,672,230)	(10,020,440)
Interest income	3,370	71,139	22,287	134,146
Net Loss	(5,639,895)	(4,840,734)	(11,649,943)	(9,886,294)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	76,708	73,567	151,004	139,519
Wavexpress broadband media distribution	11,514	7,458	23,034	17,152
Total Depreciation and Amortization Expense	88,222	81,025	174,038	156,671
Capital Expenditures:
EMBASSY® digital security products and services	16,869	83,861	102,021	201,516
Wavexpress broadband media distribution	—	825	7,360	30,910
Total Capital Expenditures	$16,869	$84,686	$109,381	$232,426

	June 30,	December 31,
	2008	2007
Assets:
EMBASSY® digital security products and services	$2,008,522	$5,915,158
Wavexpress broadband media distribution	156,346	122,698
Total Assets	$2,164,868	$6,037,856

The following table details Wave’s sales by geographic area for the three and six-month periods ended June 30, 2008 and 2007.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended June 30, 2008:
EMBASSY® digital security products and services	$1,945,826	$3,624	$35,843	$1,985,293
Wavexpress broadband media distribution	—	—	—	—
Total	1,945,826	3,624	35,843	1,985,293
% of Total Revenue	98%	0%	2%	100%

Three months ended June 30, 2007:
EMBASSY® digital security products and services	$1,337,317	$48,146	$24,889	$1,410,352
Wavexpress broadband media distribution	—	—	—	—
Total	1,337,317	48,146	24,889	1,410,352
% of Total Revenue	95%	3%	2%	100%

Six months ended June 30, 2008:
EMBASSY® digital security products and services	$3,581,799	$30,887	$71,686	$3,684,372
Wavexpress broadband media distribution	—	—	—	—
Total	3,581,799	30,887	71,686	3,684,372
% of Total Revenue	97%	1%	2%	100%

Six months ended June 30, 2007:
EMBASSY® digital security products and services	$2,547,785	$100,140	$49,467	$2,697,392
Wavexpress broadband media distribution	—	—	—	—
Total	2,547,785	100,140	49,467	2,697,392
% of Total Revenue	94%	4%	2%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and six-month periods ended June 30th are as follows:

		Three months ended June 30,		Six months ended June 30,
		2008	2007	2008	2007
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$1,623,802	$1,056,146	$2,983,195	$1,950,538

% of Total Revenue		82%	75%	81%	72%

8.     Issuance of Common Stock

On May 23, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,151,250 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,721,000.  These shares were priced at $0.80 per share.  Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 537,812 shares of Class A common stock at an exercise price of $0.85 per share.  These warrants expire in May 2011.  Additionally, Wave agreed to issue a warrant to SRA to purchase up to 129,075 shares of Class A common stock at an exercise price of $0.85 per share.  This warrant expires in November  2009.  Wave realized net proceeds of approximately $1,583,000 after deducting the placement agent fees of $103,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $31,000.  The shares sold on May 23, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

9.     Fair Value Measurement

    As of June 30, 2008, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $146,000 at June 30, 2008) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

10.  Subsequent Events

On June 30, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 1,880,500 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,598,425.  These shares were priced at $0.85 per share.  Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 470,125 shares of Class A common stock at an exercise price of $0.90 per share.  These warrants expire in June 2011.  Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,830 shares of Class A common stock at an exercise price of $0.90 per share.  This warrant expires in January 2010.  Wave realized net proceeds, in early July 2008, of approximately $1,466,000 after deducting the placement agent fees of $95,906 and additional legal and other fees associated with the issuance of these securities which totaled approximately $36,000.  The shares subscribed to on June 30, 2008 were issued in early July 2008 and offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

On July 11, 2008 Wave Systems Corp. entered into a sixty-month equipment lease.  Wave is leasing approximately $336,000 of computer equipment in connection with Wavexpress’ commitment to enhance its TVTonic Internet video service for viewing NBC’s coverage of the 2008 Beijing Olympic Games in Microsoft’s Windows Vista Media Center.

On August 11, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 1,368,333 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $821,000.  These shares were priced at $0.60 per share.  Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 342,083 shares of Class A common stock at an exercise price of $0.65 per share.  These warrants expire in August 2011.  Wave expects to realize net proceeds of approximately $786,000 after deducting legal and other fees associated with the issuance of these securities which Wave expects will total approximately $35,000.  The shares sold on August 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

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

During June 2008 Wave accepted an invitation from the TCG to assume a permanent seat on its Board of Directors (the “TCG Board”), joining permanent members AMD, HP, IBM, Infineon, Intel, Lenovo, Microsoft, Sun and Seagate Technology.  Wave also agreed to elevate its membership status to the highest level of TCG “Promoter.”  Permanent members of the TCG Board provide guidance to the organization’s work groups in the creation of the specifications to protect PCs and other computing devices from attacks and to help prevent data loss and theft.  Wave’s enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces.  Wave is now eligible to serve on and chair the TCG Board, Work Groups and Special Committees; is able to submit revisions and addendum proposals for specifications with design guides; and may review and comment on design guides prior to their adoption.

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

Management has focused on entering into licensing contracts to which the OEM licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with seven separate OEM partners.  Revenue recognized on these contracts for the three-month periods ended June 30, 2008 and 2007 was approximately $1,905,000 and $1,363,000, respectively.  For the six-month periods ended June 30, 2008 and 2007, revenue recognized on these contracts amounted to approximately $3,517,000 and $2,556,000, respectively.  In mid-March 2008, Wave announced that it has completed the qualification and testing of its EMBASSY Trust Suite, including the EMBASSY Trusted Drive Manager software, on Lenovo PCs with Seagate Momentus® FDE hard drives, adding Lenovo as a list of its supported OEMs.  Wave’s Trusted Drive Manager software, Lenovo Edition, is now available as an option on the ThinkPad R61 series with Seagate Momentus Full Disc Encryption (FDE) hard drives.

Management is focused on opportunities for its eSign Transaction Management Suite, also known as eTMS (“eTMS”), to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions.  In June 2008, Wave announced that its eSign Transaction Management Suite (eTMS) has been authorized by Wells Fargo & Co.’s mortgage division for use by its correspondent lenders as an eDisclosure solution.  Wells Fargo’s correspondents that have received approval to deliver electronic disclosures may elect to use the SmartSigning Room and SmartSignature applications to streamline electronic mortgage disclosures and help secure customer commitment early in the lending process.  We continue to pursue additional opportunities for the eTMS product line.

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

In late June 2008, Wavexpress announced that it has been selected by NBC Universal, Inc., to develop, host, and support a service for viewing NBC’s coverage of the 2008 Beijing Olympic Games in Microsoft’s Windows Vista Media Center. The “NBC Olympics on the Go” service will take advantage of Wavexpress’ TVTonic Internet video service to allow Media Center users to watch channels of NBC’s coverage of Olympic events in up-to-HD quality on the go on their laptop. The free service will enable viewers to watch NBC’s extensive coverage of the Beijing Games on a sport-by-sport basis, with channels designated to match the hundreds of events included in the Games. Users can simply sign up for the channels they are interested in, and the service will automatically synchronize NBC’s video clips as they become available.

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

    The ESC enables the user to set up and configure the TPM platform.  In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management.  The ESC software was updated to support Seagate’s Momentus 5400 FDE.2 hard drive, the latest version of Seagate’s FDE drives (the “Seagate Trusted Drives”).  Wave’s EMBASSY Trust Suite software for TPM and key management also supports Seagate Trusted Drives.

    Data Protection is addressed by the DM, which provides document encryption, decryption and client side storage of documents. The DM, which works with Microsoft Windows, and Microsoft Office, secures documents against unauthorized users and hackers.  Wave’s software is Windows Vista ready and builds upon the operating system’s data protection feature set, providing full-featured EMBASSY solutions for data protection and strong authentication.

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

    Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $3.8 million for the twelve-month period ending June 30, 2009.

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

Current planned development costs for this product group are expected to be approximately $5.3 million for the twelve-month period ending June 30, 2009.

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

Current planned development costs for this product are expected to be approximately $1.8 million for the twelve-month period ending June 30, 2009.

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

Current planned development costs for this product are expected to be approximately $330,000 for the twelve-month period ending June 30, 2009.

Broadband Media Distribution Services

Wave offers broadband content distribution products and services through Wavexpress, a joint venture between Wave and Sarnoff Corporation.  The joint venture was established on October 15, 1999.  Under the joint venture agreement, Sarnoff and its affiliates initially received a 40% equity stake in Wavexpress.  Wave initially received a 53% equity interest and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock.  As of June 30, 2008, Wave owned 69% of Wavexpress, while Sarnoff owned 25.6%.  The affiliates of Wave include Peter Sprague, former Chairman of Wave, Steven Sprague, Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

Wavexpress has developed a vertically integrated suite of products designed to enable the optimum broadband distribution of digital programming. The current product offering combines industry standard syndication protocols with proprietary back-end software to create an end-to-end content syndication and monetization platform. This system is offered to content providers looking to deliver high-quality broadband media services using either Wavexpress’ distribution facility or on their own, through Really Simple Syndication (“RSS”).  RSS is the standard format for blogs and podcasts and is being increasingly used for open video distribution on the Internet.  Content providers connect through the Wavexpress client and backend software to generate advertising revenue or subscription fees for premium services.  Wavexpress’ business model intends to derive revenue either from direct fees charged to content providers for the use of Wavexpress software and facilities, or from a share of advertising proceeds collected.  Wavexpress proprietary client software is integrated and promoted through Microsoft’s XP Media Center Edition operating system, as well as the Vista Premium and Vista Ultimate operating systems.  It is also available through Microsoft’s Internet Explorer web browser.

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

Planned futures development expenditures are expected to approximate $1.7 million for the twelve-month period ending June 30, 2009.

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

R&D

Wave has realized minimal operating revenues since its inception.  At June 30, 2008, Wave had an accumulated deficit of approximately $335.1 million.  Wave has made a substantial investment in research and development, including approximately $3.1 million and $6.4 million for the three and six-month periods ended June 30, 2008, respectively, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2007, 2006 and 2005, Wave spent approximately $10.6 million, $8.5 million and $6.9 million, respectively, on research and development activities.

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

A detailed description of the accounting policies deemed critical to the understanding of the consolidated financial statements are included in the notes to Wave’s audited financial statements for the year ended December 31, 2007, included in its Form 10-K filed on March 17, 2008.

Results of Operations

    Three-Months Ended June 30, 2008 and 2007

Wave had revenues of $1,985,293 and $1,410,352 for the three-months ended June 30, 2008 and 2007, respectively.   The increase was due primarily to licensing revenues, which increased by $546,654 during the quarter.  This increase was due to a higher volume of shipments of Wave’s OEM customer products, primarily as a result of its OEM relationship with Dell as described below, for which Wave receives royalty income.  Service revenue consists primarily of non-recurring government time and materials contracts.

The table below sets forth the components that make up the revenue for the quarters ended June 30:

	2008	2007	Increase	% Change
Licensing	$1,946,100	$1,399,446	$546,654	39%
Services	39,193	10,906	28,287	259%
Total Net Revenues	$1,985,293	$1,410,352	$574,941	41%

Cost of sales for the three-months ended June 30, 2008, was $239,576 compared with $182,619 for the same period in 2007.  The change in costs of sales was due to an increase in customer support costs in connection with the increased license revenue during the June 30, 2008 quarter versus the prior year quarter offset by a decrease in amortization expense as all capitalized software is fully amortized.

For the reasons noted above, gross profit for the three-months ended June 30, 2008 and 2007 was $1,745,717 and $1,227,733, respectively.  Wave’s gross profit percentage was 87.9% for the quarter ended June 30, 2008 as compared to 87.1% for the same period in 2007.

Selling, general and administrative (“SG&A”) expenses for the three-months ended June 30, 2008 were $4,243,656, as compared to $3,720,011 for the comparable period of 2007, an increase of approximately 14%.  The increase was due to an increase in salaries and related benefits totaling approximately $136,000, associated with salary rate increases and headcount additions to accommodate additional sales, marketing, business development and support activities, which exceeded those in the three months ended June 30, 2007.  In addition, to accommodate additional sales, marketing, business development and support activities, conference and trade show expenses increased approximately $167,000 in the quarter ended June 30, 2008 versus the comparable period of 2007.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $401,513 and $333,844 for the quarters ended June 30, 2008 and 2007, respectively.  This 20% increase was due to an increase in telephone expenses — primarily increased bandwidth charges incurred in order to expand the broadband infrastructure.

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

Research and development expenses for the three-months ended June 30, 2008 were $3,145,326, as compared to $2,419,595 for the comparable period of 2007, an increase of 30%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $501,000 at Wave and $82,000 at Wavexpress, associated with salary rate increases and headcount additions to accommodate additional research and development efforts, which exceeded those in the three-months ended June 30, 2007.  In addition, stock option expenses increased approximately $118,000 in the quarter ended June 30, 2008 versus the comparable period of 2007.  Wavexpress’ research and development expenditures included in the above were $414,576 and $315,808 for the quarters ended June 30, 2008 and 2007, respectively, for an increase of approximately 31%, due primarily to the increase in salaries, fringe and benefit expenditures noted above.

Interest income for the three-months ended June 30, 2008 was $3,370 as compared to $71,139 for the comparable period of 2007.  The decrease in interest income is primarily attributable to lower average balances of Wave’s money market accounts for the quarter ended June 30, 2008 compared with the same period in 2007.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended June 30, 2008 was $5,639,895 as compared to $4,840,734 for the comparable period of 2007.

Six Months Ended June 30, 2008 and 2007

Wave had revenues of $3,684,372 and $2,697,392 for the six-month period ended June 30, 2008, and 2007, respectively.  The increase was due primarily to licensing revenues, which increased by $984,668 during the six-month period.  This increase was due to a higher volume of shipments of Wave’s OEM customer products, primarily as a result of its OEM relationship with Dell, for which Wave receives royalty income.  Service revenue consists primarily of non-recurring government time and materials contracts.

The table below sets forth the components that make up the revenue for the six-month period ended June 30:

	2008	2007	Increase	% Change
Licensing	$3,621,605	$2,636,937	$984,668	37%
Services	62,767	60,455	2,312	4%
Total Net Revenues	$3,684,372	$2,697,392	$986,980	37%

Cost of sales for the six-month period ended June 30, 2008, was $417,051, compared with $369,774 for the same period in 2007.  The change in costs of sales was due to an increase in customer support costs in connection with the increased license revenue during the June 30, 2008 quarter versus the prior year quarter offset by a decrease in amortization expense as all capitalized software is fully amortized.

For the reasons noted above, gross profit for the six-month period ended June 30, 2008 and 2007 was $3,267,321 and $2,327,618, respectively.  Wave’s gross profit percentage was 88.7% for the six-months ended June 30, 2008 as compared to 86.3% for the same period in 2007.

SG&A expenses for the six months ended June 30, 2008, were $8,540,746, as compared to $7,385,603 for the comparable period of 2007, an increase of approximately 16%.  The increase was due mainly to an increase in salaries and related benefits totaling approximately $350,000, associated with salary rate increases and headcount additions to accommodate additional sales, marketing, business development and support activities, which exceeded those in the six months ended June 30, 2007.  In addition, professional fees increased approximately $283,000 and additional conference and trade show expenses of approximately $137,000 were incurred during the six-month period ended June 30, 2008 versus the comparable period of 2007.  Also, stock option expenses increased by approximately $173,000 during the six-month period ended June 30, 2008 versus the comparable period of 2007.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $795,454 and $645,451 for the six-month period ended June 30, 2008 and 2007, respectively.  This 23% increase was due primarily to an increase in telephone expenses — primarily increased bandwidth charges incurred in order to expand the broadband infrastructure — of approximately $57,000 during the six-month period ended June 30, 2008 versus the comparable period of 2007.  Professional fee expenditures increased by approximately $21,000 during the six-month period ended June 30, 2008 versus the comparable period of 2007.

Research and development expenses for the six months ended June 30, 2008, were $6,398,805, as compared to $4,962,455 for the comparable period of 2007, an increase of 29%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $945,000 at Wave and approximately $152,000 at Wavexpress, associated with salary rate increases and headcount additions to accommodate additional research and development efforts, which exceed those in the six months ended June 30, 2007.  In addition, stock option expenses increased approximately $229,000 and rent and other facilities-related costs increased approximately $49,000 during the six months ended June 30, 2008 versus the comparable period of 2007.  Wavexpress’ research and development expenditures included in the above were $834,590 and $655,088 for the six months ended June 30, 2008 and 2007, respectively, for an increase of approximately 27%, due primarily to the increase in salaries, fringe and benefit expenditures noted above.

 Interest income for the six months ended June 30, 2008, was $22,287 as compared to $134,146 for the comparable period of 2007.  The decrease in interest income is primarily attributable to lower average balances of Wave’s money market accounts for the quarter ended June 30, 2008 compared with the same period in 2007.

Due to the reasons set forth above, our net loss to common stockholders for the six months ended June 30, 2008, was $11,649,943 as compared to $9,886,294 for the comparable period of 2007.

Liquidity and Capital Resources

    Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of June 30, 2008, had an accumulated deficit of $335,133,593.   Total stockholders’ deficit as of June 30, 2008 was $2,959,239.  Wave has financed its operations through June 30, 2008 principally through the issuance of Class A and B Common Stock and various series of preferred stock.

Sources and uses of cash

As of June 30, 2008, Wave had $146,058 in cash and cash equivalents.  As of December 31, 2007, Wave had $3,714,030 in cash and cash equivalents.  The decrease in cash and cash equivalents of $3,567,972, resulted from $8,448,544 used in operating activities, $109,382 used in investing activities for the acquisition of capital assets offset by $4,989,954 generated through financing activities, from the sale of 2,361,107 shares of Class A Common Stock, including 209,857 shares sold pursuant to Wave’s Employee Stock Purchase Plan.  At June 30, 2008, Wave had negative working capital of $3,713,369.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending June 30, 2009 will be approximately $28,400,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

    Expected sources of capital include the following:

•                  cash on hand of  $146,058 as of June 30, 2008

•                  gross margin contribution from sales and licensing of products

•                  additional financings

 Given Wave’s capital requirements for the twelve-month period ending June 30, 2009 as indicated above and Wave’s cash on hand as of June 30, 2008, Wave will be required to raise additional capital to fund its operations.

We may obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under our $25,000,000 shelf registration statement that we filed on April 18, 2008 that the Securities and Exchange Commission declared effective on June 23, 2008. Approximately $24,179,000 in gross proceeds is available under the April 18, 2008 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite and EMBASSY Trust Server Applications software through distribution arrangements with its OEM partners.  The aggregate amount of royalty revenue from these arrangements was a significant contributor to Wave’s revenue growth over the past two years. Revenue from these contracts in future years may also be material.  We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products.  We continued to experience modest upgrade activity during the second quarter of 2008 as enterprise customers began to purchase the packages offered in connection with these distribution agreements.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the six months ended June 30, 2008 was approximately $4,187,000 versus approximately $2,513,000 for the comparable period of 2007.

Wave continues to work with all of its partners and customers to introduce and promote its existing software products and new software products which are under development, in an effort to expand the market for TPM-based secure computing and thereby increase its market share and revenues.  However, it should be noted that because of the early stage of Wave’s market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues.  Although there has been a substantial increase in the volume of shipments of TPM chips (TPM hardware security that meets the TCG industry standard), which our business model depends upon, this remains a new and developing category within the computer security market, and the ultimate size of this market and the timeframe for its development are unknown and difficult to predict.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending June 30, 2009 and given the uncertainties described above with respect to Wave’s revenue outlook, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending June 30, 2009.  These activities include the filing of a $25,000,000 shelf registration statement on Form S-3 with the SEC on April 18, 2008 which was declared effective on June 23, 2008 (for which there is $24,179,000 remaining after the August 11, 2008 financing).

It is likely we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending June 30, 2009.   The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives.  Given the available cash currently on hand and our expenditure forecast for the twelve-months ending June 30, 2009, we estimate that we will need to generate at least $7,900,000 from a combination of revenue growth and additional financing activities, in order to continue as a going concern for the twelve-months ending June 30, 2009.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by June 30, 2009 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond June 30, 2009.

Commitments

As of June 30, 2008, Wave has no significant long-term contractual obligations other than with respect to operating leases for its facilities, which are listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating leases commitments	$965,703	$1,340,562	$886,688	$—	$3,192,953

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

Going concern opinion

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave’s independent registered public accounting firm, KPMG LLP, have issued a report on Wave’s financial statements as of December 31, 2007, dated March 17, 2008, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern.  (See also Note 2 to Wave’s consolidated financial statements included in Wave’s 2007 Form 10-K).

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the

CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

PART II — OTHER INFORMATION

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave’s revenue during the three-months and six-months ended June 30, 2008 was significantly below operating expenses, as our products have not yet attained widespread commercial acceptance.  This is due primarily to the early stage nature of the digital security industry in which we operate.  As of June 30, 2008, we have an accumulated deficit of approximately $335.1 million and negative working capital of approximately $3,713,000. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects.  You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

We may not be able to fund our operations and continue as a going concern.

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements into September 2008. In order to fund our business through September 2008and beyond , it will be necessary for us to generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.

We may be unable to raise the additional cash flow which will be necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, we estimate that our current available capital is sufficient to fund Wave into September 2008. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon current forecasts, we will need to generate at least $7,900,000 from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve-months ending June 30, 2009. We expect we will be required to generate a significant portion of this cash through additional financings in the form of sales of securities pursuant to a shelf registration statement filed with the Securities and Exchange Commission on April 18, 2008, which was declared effective on June 23, 2008.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted, or the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

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

On July 17, 2008, we received notification from The Nasdaq Stock Market indicating that the aggregate market value of the Company’s common stock was below $50 million for 10 consecutive business days, and, therefore, did not meet the requirement set forth in Nasdaq Marketplace Rule 4450(b)(1)(A) (the “Market Value Rule”).

In accordance with Nasdaq Marketplace Rule 4450(e)(4), the Company will be provided 30 calendar days, or until August 18, 2008, to regain compliance with the Market Value Rule. If, at any time before August 18, 2008, the market value of the Company’s common stock is $50 million or more for a minimum of 10 consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances), Nasdaq staff will provide written notification that it has achieved compliance with the Market Value Rule. However, we will not regain compliance with the Market Value Rule by August 18, 2008 and expect to receive a delisting notice from the Nasdaq staff on that date.  At that time, the Company will appeal the determination to delist its securities to a Listing Qualifications Panel. We expect that the Company’s common stock will continue to be listed on The Nasdaq Capital Market during the appeal process.  Alternatively, the Company may consider applying to transfer its securities to The Nasdaq Capital Market if it satisfies the requirements for inclusion set forth in the Marketplace Rules. The Nasdaq Capital Market’s aggregate market value continued listing requirement is $35 million.

In addition, in order to maintain our NASDAQ listing, NASDAQ Marketplace Rule 4450(b)(4) requires that the minimum bid price for our common stock not fall below $1.00 per share (the “Bid Price Rule”). Because of the volatility in our common stock price, there can be no assurance that we will be able to maintain compliance with the Bid Price Rule. If our minimum bid price is below $1.00 for 30 consecutive business days, under the current NASDAQ Marketplace Rules we will have a period of 180 calendar days to attain compliance by meeting the minimum bid price requirement for 10 consecutive business days during the 180 day compliance period.

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

Item 4.      Submission of Matters to a Vote of Security Holders

On June 9, 2008, Wave held its Annual Meeting of shareholders.  At the Annual Meeting, the shareholders voted on the following matters:

The election of five directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified.  The previous board was re-elected with the following results:

DIRECTOR	FOR	AGAINST	WITHHELD	ABSTENTIONS AND BROKER NON-VOTES
John E. Bagalay, Jr.	40,737,000	0	4,851,901	0
Nolan Bushnell	41,236,577	0	4,352,323	0
George Gilder	41,145,500	0	4,443,700	0
John E. McConnaughy, Jr.	40,850,945	0	4,737,955	0
Steven Sprague	41,265,036	0	4,323,865	0

Item 6.      Exhibits.

(a)          Exhibits

Exhibit No.		Description of Exhibit
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE SYSTEMS CORP.
(Registrant)

Dated: August 11, 2008	By:	/s/ Steven K. Sprague
Name: Steven K. Sprague
Title: President and Chief Executive Officer

Dated: August 11, 2008	By:	/s/ Gerard T. Feeney
Name: Gerard T. Feeney
Title: Chief Financial Officer