Form 10-Q
period 2008-09-30
WAVE SYSTEMS CORP
filed 2008-11-10
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-24752

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2008: 58,527,767 shares of Class A Common Stock and 38,232 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$696,847	$3,714,030
Accounts receivable, net of allowance for doubtful accounts of $-0- at September 30, 2008 and December 31, 2007	933,389	1,165,385
Prepaid expenses	255,366	339,342
Total current assets	1,885,602	5,218,757
Property and equipment, net	961,346	682,512
Other assets	138,064	136,587
Total Assets	2,985,012	6,037,856

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	6,604,002	3,253,320
Current portion of capital lease payable	65,039	—
Deferred revenue	1,050,560	289,025
Total current liabilities	7,719,601	3,542,345
Long-term portion of capital lease payable	260,101	—
Total liabilities	7,979,702	3,542,345

Stockholders’ Equity (Deficit):
8% Series I Preferred stock, $.01 par value. Authorized 2,000 shares; 220 shares issued and outstanding at liquidation preference in 2008 and -0- in 2007	2	—
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 58,527,767 shares issued and outstanding in 2008 and 49,744,327 in 2007	585,278	497,443
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 38,232 shares issued and outstanding in 2008 and 2007	382	382
Capital in excess of par value	335,157,973	325,481,336
Accumulated deficit	(340,738,325)	(323,483,650)
Total Stockholders’ Equity (Deficit)	(4,994,690)	2,495,511
Total Liabilities and Stockholders’ Equity	$2,985,012	$6,037,856

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net revenues:
Licensing	$1,821,225	$1,716,878	$5,442,830	$4,353,815
Services	13,482	17,371	76,249	77,826
Total net revenues	1,834,707	1,734,249	5,519,079	4,431,641
Cost of sales:
Licensing	198,354	199,104	567,222	558,669
Services	8,614	11,184	56,797	21,393
Total cost of sales	206,968	210,288	624,019	580,062
Gross profit	1,627,739	1,523,961	4,895,060	3,851,579
Operating expenses:
Selling, general, and administrative	4,048,641	3,707,498	12,589,387	11,093,101
Research and development	3,177,408	2,724,857	9,576,213	7,687,312
Total operating expenses	7,226,049	6,432,355	22,165,600	18,780,413
Operating loss	(5,598,310)	(4,908,394)	(17,270,540)	(14,928,834)
Other income (expense):
Interest income	1,395	130,694	23,682	264,840
Interest expense	(7,817)	—	(7,817)	—
Total other income (expense)	(6,422)	130,694	15,865	264,840
Net loss	$(5,604,732)	$(4,777,700)	$(17,254,675)	$(14,663,994)
Loss per common share – basic and diluted	$(0.10)	$(0.10)	$(0.32)	$(0.32)
Weighted average number of common shares outstanding during the period	57,896,307	49,736,556	54,261,426	45,636,775

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(17,254,675)	$(14,663,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	279,328	241,050
Compensation associated with issuance of stock options	1,706,248	1,342,627
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	231,996	(717,217)
Decrease (increase) in prepaid expenses	83,976	(246,288)
Increase in other assets	(1,477)	(3,029)
Increase (decrease) in accounts payable and accrued expenses	3,350,682	(217,309)
Increase in deferred revenue	761,535	73,793
Net cash used in operating activities	(10,842,387)	(14,190,367)

Cash flows from investing activities:
Acquisition of property and equipment	(558,162)	(426,234)
Net cash used in investing activities	(558,162)	(426,234)

Cash flows from financing activities:
Proceeds from capital lease obligation	335,797	—
Payments on capital lease obligation	(10,657)	—
Net proceeds from issuance of preferred stock	859,970	—
Net proceeds from issuance of common stock	7,198,256	14,404,811
Net cash provided by financing activities	8,383,366	14,404,811

Net decrease in cash and cash equivalents	(3,017,183)	(211,790)

Cash and cash equivalents at beginning of period	3,714,030	7,965,994

Cash and cash equivalents at end of period	$696,847	$7,754,204

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Series I		Class A		Class B
	Preferred Stock		Common Stock		Common Stock		Capital in Excess	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	of Par Value	Deficit	Total
Balance at December 31, 2007	—	$—	49,744,327	$497,443	38,232	$382	$325,481,336	$(323,483,650)	$2,495,511

Net loss and comprehensive loss	—	—	—	—	—	—	—	(17,254,675)	(17,254,675)

Issuance of Class A Common at $1.10 per share, less issuance cost of $270,959	—	—	3,173,500	31,735	—	—	3,188,156	—	3,219,891

Issuance of Class A Common at $0.80 per share, less issuance cost of $138,180	—	—	2,151,250	21,513	—	—	1,561,307	—	1,582,820

Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $0.8925	—	—	209,857	2,098	—	—	185,199	—	187,297

Issuance of Class A Common at $0.85 per share, less issuance cost of $131,793	—	—	1,880,500	18,805	—	—	1,447,827	—	1,466,632

Issuance of Class A Common at $0.60 per share, less issuance cost of $79,330	—	—	1,368,333	13,684	—	—	727,986	—	741,670

Issuance of 8% Series I Preferred Stock at $4,400 per share less issuance costs of $78,030	172	2	—	—	—	—	678,768	—	678,770

Issuance of 8% Series I Preferred Stock at $4,400 per share less issuance costs of $30,000	48	—	—	—	—	—	181,200	—	181,200

Cash paid for fractional shares	—	—	—	—	—	—	(54)	—	(54)

Stock-based compensation	—	—	—	—	—	—	1,706,248	—	1,706,248

Balance at September 30, 2008	220	$2	58,527,767	$585,278	38,232	$382	$335,157,973	$(340,738,325)	$(4,994,690)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2008 and 2007

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2008 and December 31, 2007, its results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and cash flows for the nine-month periods ended September 30, 2008 and 2007.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2007, included in its Form 10-K filed on March 17, 2008.  The results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the operating results for the full year or any future periods.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary; and Wavexpress, Inc., a joint venture between Wave and Sarnoff Corporation.  All significant intercompany transactions have been eliminated.

1.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of September 30, 2008, has an accumulated deficit of $340,738,325.  Wave is expecting to incur an operating loss for the calendar year 2008.  As of September 30, 2008, Wave had negative working capital of $5,833,999.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications.  However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve-months ending September 30, 2009.

Because Wave does not have sufficient cash to fund operations for the twelve-months ending September 30, 2009; and given the uncertainties described herein with respect to Wave’s revenue outlook, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending September 30, 2009.

These activities have included the sale of 1,880,500 shares of common stock, on June 30, 2008, at $0.85 per share for gross proceeds of $1,598,425.  Wave realized net proceeds, in early July 2008, of approximately $1,467,000 after deducting the placement agent fees of $95,906 and additional legal and other fees associated with the issuance of these securities which totaled approximately $36,000.

On August 11, 2008, Wave sold and issued 1,368,333 shares of Class A common stock for an aggregate purchase price of $821,000.  These shares were priced at $0.60 per share.  Wave realized net proceeds of approximately $742,000 after deducting the placement agent fees of $49,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000.

On September 11, 2008, Wave sold and issued 172 shares of newly designated 8% Series I Convertible Preferred Stock, par value $.01 per share (“Series I Preferred Stock”), for an aggregate purchase price of

$756,800.  These shares were priced at $4,400 per share.  Wave realized net proceeds of approximately $679,000 after deducting the placement agent fees of $45,408 and additional legal and other fees associated with the issuance of these securities which totaled approximately $33,000.

On September 29, 2008, Wave sold and issued 48 shares of Series I Preferred Stock, for an aggregate purchase price of $211,200.  These shares were priced at $4,400 per share.  Wave realized net proceeds of approximately $181,000 after deducting legal and other fees associated with the issuance of these securities which totaled approximately $30,000.

On October 30, 2008, Wave sold and issued 111 shares of newly designated Series J Convertible Preferred Stock, par value $.01 per share (“Series J Preferred Stock”), for an aggregate purchase price of $721,500.  Each share of Series J Preferred Stock plus the corresponding warrants were priced at $6,500.  Wave realized net proceeds of approximately $648,000 after deducting the placement agent fees of $43,290 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000.

Wave will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives to raise additional capital to continue to fund our operations for the twelve-months ending September 30, 2009.

Considering our current cash balance (including the net proceeds from our October 30, 2008 financing described above) and our anticipated cash receipts, Wave projects that it has enough liquid assets to continue operating through November 2008.  Wave estimates that it will need a minimum of approximately $6,400,000 of additional cash from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve-months ending September 30, 2009.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, Wave could be forced to cease operations or merge with or sell its business to another company.   No assurance can be provided that any of these initiatives will be successful.   Due to Wave’s current cash position, its capital needs over the next year and beyond, the fact that Wave has not at this time secured enough financing to fund operations through November 2008 and beyond, and the uncertainty as to whether Wave will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave’s ability to continue as a going concern.

2.              Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options, convertible preferred stock and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and nine-month periods ended September 30, 2008, were approximately 191,000 shares and 202,000 shares, respectively, versus 2,600 shares and 168,000 shares for the three-month and nine-month periods ended September 30, 2007, respectively.  Employee stock options, convertible preferred stock and other stock warrants to purchase a weighted average of approximately 10,300,000 and 9,122,000 shares were outstanding for the three-month and nine-month periods ended September 30, 2008, respectively versus 7,096,000 and 6,239,000 shares of the three-month and nine-month periods ended September 30, 2007, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

3.              Wavexpress

In April 1999, Wave joined with Sarnoff Corporation to form Wavexpress.  Wavexpress develops secure broadband media distribution software products, infrastructure and content services.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  Pursuant to the terms of the Restructuring Agreement and the Amended and Restated Stockholder Agreement, among other things, (i) Sarnoff has converted all of its shares of Series A Convertible Preferred Stock, par value $0.0001 per share, of Wavexpress into shares of common stock, par value $0.0001 per share of Wavexpress, (ii) Sarnoff will no longer have the right to designate members of the board of directors of Wavexpress, (iii) Wave will be entitled to designate all of the members of the board of directors of Wavexpress, and (iv) all joint venture and licensing arrangements with Sarnoff have been terminated.

Wave has funded Wavexpress through a series of convertible notes.  The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through September 30, 2008, Wave has funded Wavexpress with approximately $44,984,000 in cash, plus approximately $24,791,000 in accrued interest.  Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of September 30, 2008, Wave owned 97.2% of Wavexpress while Sarnoff owned 1.7% - assuming Wave’s conversion of the notes described above into shares of common stock of Wavexpress.  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $1,180,000 and $771,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and approximately $2,810,000 and $2,072,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.

4.     Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 will be effective for the Company as of November 15, 2008.  The implementation of this standard is not expected to have material impact on Wave’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard establishes a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value, establishes a framework for measuring fair value and expands required disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, FASB Staff Position FAS 157-2 Effective Date of FASB Statement No. 157 delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on Wave’s consolidated financial statements. Wave is currently evaluating the potential impact of the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial statements. See Note 10 for additional fair value disclosures.

In January 2008, Wave adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Period-to-period changes in fair value are recorded in an entity’s income statement.  Wave has not elected the fair value option for eligible items.

5.              Share-based Compensation

Wave recognized $501,009 and $542,717 of share-based compensation during the three-months ended September 30, 2008 and 2007, respectively, and $1,706,248 and $1,342,627 for the nine-month periods ended September 30, 2008 and 2007, respectively.  During the three-month period ended September 30, 2008, Wave granted 30,600 stock options at a weighted-average estimated fair value of $0.45.  During the three-month period ended September 30, 2007, Wave granted 1,419,400 stock options at a weighted-average estimated fair value of $1.46.

 The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and nine-month periods ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of Sales	$4,957	$6,244	$23,851	$11,731
Selling, General & Administrative	313,636	325,999	1,028,200	871,211
Research & Development	182,416	210,474	654,197	459,685
Total	$501,009	$542,717	$1,706,248	$1,342,627

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

The following sets forth reportable segment data:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating Revenues:
EMBASSY® digital security products and services	$1,834,707	$1,734,249	$5,519,079	$4,431,641
Wavexpress broadband media distribution	—	—	—	—
Total Operating Revenues	1,834,707	1,734,249	5,519,079	4,431,641
Net Loss:
EMBASSY® digital security products and services	(4,418,691)	(4,137,050)	(14,460,877)	(12,856,951)
Wavexpress broadband media distribution	(1,179,619)	(771,344)	(2,809,663)	(2,071,883)
Total Segments Net Loss	(5,598,310)	(4,908,394)	(17,270,540)	(14,928,834)
Net interest income (expense)	(6,422)	130,694	15,865	264,840
Net Loss	(5,604,732)	(4,777,700)	(17,254,675)	(14,663,994)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	78,707	84,461	229,711	223,980
Wavexpress broadband media distribution	26,583	10,049	49,617	17,070
Total Depreciation and Amortization Expense	105,290	94,510	279,328	241,050
Capital Expenditures:
EMBASSY® digital security products and services	21,726	139,709	123,747	341,226
Wavexpress broadband media distribution	427,055	54,098	434,415	85,008
Total Capital Expenditures	$448,781	$193,807	$558,162	$426,234

	September 30,	December 31,
	2008	2007
Assets:
EMBASSY® digital security products and services	$2,435,078	$5,915,158
Wavexpress broadband media distribution	549,934	122,698
Total Assets	$2,985,012	$6,037,856

The following table details Wave’s sales by geographic area for the three and nine-month periods ended September 30, 2008 and 2007.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended September 30, 2008:
EMBASSY® digital security products and services	$1,764,131	$9,313	$61,263	$1,834,707
Wavexpress broadband media distribution	—	—	—	—
Total	1,764,131	9,313	61,263	1,834,707
% of Total Revenue	96%	1%	3%	100%

Three months ended September 30, 2007:
EMBASSY® digital security products and services	$1,633,037	$64,625	$36,587	$1,734,249
Wavexpress broadband media distribution	—	—	—	—
Total	1,633,037	64,625	36,587	1,734,249
% of Total Revenue	94%	4%	2%	100%

Nine months ended September 30, 2008:
EMBASSY® digital security products and services	$5,345,930	$40,200	$132,949	$5,519,079
Wavexpress broadband media distribution	—	—	—	—
Total	5,345,930	40,200	132,949	5,519,079
% of Total Revenue	97%	1%	2%	100%

Nine months ended September 30, 2007:
EMBASSY® digital security products and services	$4,180,823	$164,764	$86,054	$4,431,641
Wavexpress broadband media distribution	—	—	—	—
Total	4,180,823	164,764	86,054	4,431,641
% of Total Revenue	94%	4%	2%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and nine-month periods ended September 30th are as follows:

		Three months ended September 30,		Nine months ended September 30,
		2008	2007	2008	2007
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$1,548,252	$1,279,395	$4,531,447	$3,229,932

% of Total Revenue		84%	74%	82%	73%

8.               Issuance of Preferred Stock

    On September 11, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 172 shares of newly designated 8% Series I Preferred Stock, par value $.01 (“Series I Preferred Stock”), to certain purchasers for an aggregate purchase price of $756,800.  These shares were priced at $4,400 per share.  Security Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they acted as placement agent in connection with this offering.  Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering.  Additionally, Wave issued a warrant to SRA to purchase up to 103,200 shares of Class A common stock at an exercise price of $0.50 per share.  This warrant expires in September 2011.Wave realized net proceeds of approximately $679,000 after deducting the placement agent fees of $45,408 and additional legal and other fees associated with the issuance of these securities which totaled approximately $33,000.

On September 29, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 48 shares of Series I Preferred Stock, to certain purchasers for an aggregate purchase price of $211,200.  These shares were priced at $4,400 per share.   Wave realized net proceeds of approximately $181,000 after deducting legal and other fees associated with the issuance of these securities which totaled approximately $30,000.

Each share of Series I Preferred Stock issued in connection with these two offerings is convertible into 10,000 shares of Class A common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $1.10.  On liquidation/dissolution, the Series I Preferred Stock will rank senior to the common stock and to any other series of preferred stock that may hereafter be designated by the board of directors as junior to the Series I Preferred Stock.  Dividends will accrue at 8% per annum, payable every six months in either cash or in shares of Wave common stock (at the Company’s election) at a rate equal to $0.44 per share of Wave common stock.  The shares subscribed to on September 29, 2008 and September 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

9.               Issuance of Common Stock

On August 11, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 1,368,333 shares of Class A common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $821,000.  These shares were priced at $0.60 per share.  Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they acted as placement agent in connection with the offering.  Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also issued warrants to the purchasers to purchase up to 342,083 shares of Class A common stock at an exercise price of $0.65 per share.  These warrants expire in August 2011.  Wave also issued a warrant to SRA to purchase up to 82,100 shares of Class A common stock at an exercise price of $0.65 per share.  This warrant expires in August 2011.  Wave realized net proceeds of approximately $742,000 after deducting the placement agent fees of $49,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000.  The shares subscribed to on August 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

On June 30, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 1,880,500 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,598,425.  These shares were priced at $0.85 per share.  Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 470,125 shares of Class A common stock at an exercise price of $0.90 per share.  These warrants expire in June 2011.  Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,830 shares of Class A common stock at an exercise price of $0.90 per share.  This warrant expires in June 2011.  Wave realized net proceeds, in early July, of approximately $1,467,000 after deducting the placement agent fees of $95,906 and additional legal and other fees associated with the issuance of these securities which totaled approximately $36,000.  The shares subscribed to on June 30, 2008 were issued in early July and offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

10.         Fair Value Measurement

As of September 30, 2008, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $697,000 at September 30, 2008) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

11.         Subsequent Events

On October 30, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 111 shares of newly designated Series J Convertible Preferred Stock, par value $.01 per share (the “Series J Preferred Stock”), plus warrants to purchase up to 2,220,000 shares of Class A common stock to certain purchasers for an aggregate purchase price of $721,500.  Purchasers paid an amount equal to $6,500 per share of preferred stock and the corresponding warrants.  This is based on a $4,000 per share liquidation value for each share of preferred stock plus an additional $0.125 for each share of common stock issuable upon exercise of the corresponding warrants.  For each share of Series J Preferred Stock purchased, the purchaser received a warrant to purchase 20,000 shares of common stock at an exercise price equal to $.40.  These warrants expire in October 2013.  Each share of Series J Preferred Stock is convertible into 10,000 shares of common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $1.00.  Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they acted as placement agent in connection with the offering. On liquidation/dissolution, the Series J Preferred Stock will rank senior to the Series I Preferred Stock, the common stock and to any other series of preferred stock that may hereafter be designated by the board of directors as junior to the Series J Preferred Stock.  Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also issued a warrant to SRA to purchase up to 66,600 shares of Class A common stock at an exercise price of $0.40 per share.  This warrant expires in October 2011. Wave realized net proceeds of approximately $648,000 after deducting the placement agent fees of $43,290 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000.  The shares subscribed to on October 30, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

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

Wave has accepted an invitation from the TCG to assume a permanent seat on its Board of Directors (the “TCG Board”), joining permanent members AMD, HP, IBM, Infineon, Intel, Lenovo, Microsoft, Sun and Seagate Technology.  Wave also agreed to elevate its membership status to the highest level of TCG “Promoter.”  Permanent members of the TCG Board provide guidance to the organization’s work groups in the creation of the specifications to protect PCs and other computing devices from attacks and to help prevent data loss and theft.  Wave’s enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces.  Wave is now eligible to serve on and chair the TCG Board, Work Groups and Special Committees; is able to submit revisions and addendum proposals for specifications with design guides; and may review and comment on design guides prior to their adoption.

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

Management has focused on entering into licensing contracts pursuant to which the OEM licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. As of September 30, 2008, Wave has signed such bundling agreements with seven separate OEM partners.  In mid-October 2008, Wave completed a license agreement with Acer, Wave’s eighth OEM partner and the world’s third-largest PC vendor, to bundle Wave EMBASSY® software with Acer’s new Veriton™ 670 business PCs. Shipments are expected to begin by the end 2008. The motherboards on the Acer desktops feature an integrated Trusted Platform Module (iTPM).  Revenue recognized on these contracts for the three-month periods ended September 30, 2008 and 2007 was approximately $1,770,000 and $1,723,000, respectively.  For the nine-month periods ended September 30, 2008 and 2007, revenue recognized on these contracts amounted to approximately $5,288,000 and $4,278,000, respectively.

Management is focused on opportunities for its eSign Transaction Management Suite, also known as eTMS (“eTMS”), to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions.  In June 2008, Wave announced that Xerox Mortgage Services added e-signature – a secure and convenient way to complete mortgage loans without having to sign hardcopy documents – with licensing through Wave’s eSign Systems division. Wave’s e-signature capabilities build upon Xerox’s current Web-based BlitzDocs®Blitz technology – providing customers with a comprehensive solution for paperless mortgage transactions.  In mid-October, Wave’s eSign division announced enhancements to its Electronic Transaction Management Suite (eTMS).  Closing documents can now be signed and notarized in a secure environment and the note then registered through the Mortgage Electronic Registry System (MERS®), the industry-endorsed system for electronically tracking mortgage ownership and servicing rights.  We continue to pursue additional opportunities for the eTMS product line.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $3.8 million for the twelve-month period ending September 30, 2009.

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

Current planned development costs for this product group are expected to be approximately $5.3 million for the twelve-month period ending September 30, 2009.

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

EMBASSY Remote Administration Server (“ERAS”)

ERAS is a server product that provides centralized management and auditing of Trusted Platform Modules (“TPM”) and Seagate Trusted Hard Drives (“Trusted Drive”).  ERAS is designed to give IT administrators the ability to deploy and remotely manage Trusted Drives and TPM systems.  ERAS will also provide the ability to remotely manage newly available Trusted Drives.  It provides for initialization, pre-boot authentication management, recovery, and repurposing of TPMs and Trusted Drives.  ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and Trusted Drive security settings, thus allowing IT administrators to assess the risk of whether a lost or compromised PC is adequately secure.  ERAS is designed to facilitate enterprise adoption of TPM and Trusted Drive technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs.  In early November 2008, Wave announced the availability of enhanced versions of its EMBASSY Trusted Drive Manager and Remote Administration Server to enable security features on Seagate’s new 7200 and 5400 line of self-encrypting drives, shipped on Dell’s new E-Series notebook PCs. Current planned development costs for this product are expected to be approximately $1.8 million for the twelve-month period ending September 30, 2009.

Digital Signature and Electronic Document Management

On October 4, 2001, Wave acquired the digital signature and electronic document management technology, SmartSignature and SmartSAFE, from SignOnLine, Inc. (“SignOnLine”), a California-based company.  This group of products initially made up our eSign Transaction Management Suite, also known as eTMS (“eTMS”), which consisted of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0 is a digital signature application that connects signers and institutions — banks, insurance companies, enterprises, etc. — through a legally binding digital signature.  Wave’s SmartSignature Server, a server-side electronic signature application, enables individuals to electronically sign and store virtually any format of document, while connected to a server, as opposed to the signing taking place on the client PC.  During the fourth quarter of 2007, Wave launched SmartSigning Rooms Version 1.0, which enhances the functionality of the SmartSAFE to enable an organization to offer signers a secure virtual environment to review, annotate and electronically sign documents.  In mid-October 2008, Wave’s eSign division announced enhancements to eTMS.  Closing documents can now be signed and notarized in a secure environment and the note then registered through the Mortgage Electronic Registry System (MERS®), the industry-endorsed system for electronically tracking mortgage ownership and servicing rights.

To increase the security associated with identity protection and digital signing credentials, Wave’s SmartSignature is currently enabled for the support of TPMs.  SmartSAFE Version 4.0 is a web-based document management application where signed documents are archived and tracked.  SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed at a lower cost compared to traditional paper-based documentation methods.  SmartSignature Version 3.0 and SmartSAFE Version 4.0 have been completed and Wave has commercially released these products.  Wave will continue to allocate resources toward marketing and sales to promote these products.

Wave’s eTMS, in addition to supporting TPMs, is also being independently marketed in the insurance, mortgage, banking, government and other markets which are seeking digital and electronic signature solutions that are compliant with the Electronic Signatures in Global and National Commerce Act (“ESIGN”).  Over the past 24 months, through direct and reseller channels, over 3,000 organizations have used eTMS functionality to automate paper processes.  Some of the flagship organizations that are currently utilizing eTMS include: a la Mode, Ellie Mae, Realtime Solutions Group, Heritage Union, DocuTech, Remark, American Community Life Insurance Company, Trust Company of America, Digital Docs, Compliance Source and others.  Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

Current planned development costs for this product are expected to be approximately $330,000 for the twelve-month period ending September 30, 2009.

Broadband Media Distribution Services

Wave offers broadband content distribution products and services through Wavexpress, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties.  As of September 30, 2008, Wave owned 97.2% of Wavexpress while Sarnoff owned 1.7% (on a fully diluted basis).

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

Planned futures development expenditures are expected to approximate $1.7 million for the twelve-month period ending September 30, 2009.

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

R&D

Wave has realized minimal operating revenues since its inception.  At September 30, 2008, Wave had an accumulated deficit of approximately $340.7 million.  Wave has made a substantial investment in research and development, including approximately $3.2 million and $9.6 million for the three and nine-month periods ended September 30, 2008, respectively, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2007, 2006 and 2005, Wave spent approximately $10.6 million, $8.5 million and $6.9 million, respectively, on research and development activities.

Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition and share based compensation.  Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A detailed description of the accounting policies deemed critical to the understanding of the consolidated financial statements are included in the notes to Wave’s audited financial statements for the year ended December 31, 2007, included in its Form 10-K filed on March 17, 2008.

Results of Operations

Three-Months Ended September 30, 2008 and 2007

Wave had revenues of $1,834,707 and $1,734,249 for the three-months ended September 30, 2008 and 2007, respectively.  The increase was due primarily to licensing revenues, which increased by $104,347 during the quarter.  This increase was due primarily to a higher volume of software license upgrades.

The table below sets forth the components that make up the revenue for the quarters ended September 30:

	2008	2007	Increase	% Change
Licensing	$1,821,225	$1,716,878	$104,347	6%
Services	13,482	17,371	(3,889)	(22)%
Total Net Revenues	$1,834,707	$1,734,249	$100,458	6%

Cost of sales for the three-months ended September 30, 2008, was $206,968 compared with $210,288 for the same period in 2007.  The change in costs of sales was due to a decrease in customer support costs during the September 30, 2008 quarter versus the prior year.

For the reasons noted above, gross profit for the three-months ended September 30, 2008 and 2007 was $1,627,739 and $1,523,961, respectively.  Wave’s gross profit percentage was 88.7% for the quarter ended September 30, 2008 as compared to 87.9% for the same period in 2007.

Selling, general and administrative (“SG&A”) expenses for the three-months ended September 30, 2008 were $4,048,641, as compared to $3,707,498 for the comparable period of 2007, an increase of approximately 9%.  The increase was primarily due to an increase in telephone expenses – significantly higher bandwidth charges incurred as a result of expanding the broadband infrastructure in order to broadcast the 2008 Olympics - of approximately $296,000 in the quarter ended September 30, 2008 versus the comparable period of 2007.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $741,030 and $381,807 for the quarters ended September 30, 2008 and 2007, respectively.  This 94% increase was primarily due to the increase in telephone expenses as noted above.

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

Research and development expenses for the three-months ended September 30, 2008 were $3,177,408, as compared to $2,724,857 for the comparable period of 2007, an increase of 17%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $183,000 at Wave and $68,000 at Wavexpress, associated with salary rate increases and headcount additions to accommodate additional research and development efforts, which exceeded those in the three-months ended September 30, 2007.  In addition, product development expenses - primarily language translation costs - increased approximately $163,000 in the quarter ended September 30, 2008 versus the comparable period of 2007.  Wavexpress’ research and development expenditures included in the above were $438,589 and $389,537 for the quarters ended September 30, 2008 and 2007, respectively, for an increase of approximately 13%, due primarily to the increase in salaries, fringe and benefit expenditures noted above.

Interest income for the three-months ended September 30, 2008 was $1,395 as compared to $130,694 for the comparable period of 2007.  The decrease in interest income is primarily attributable to lower average balances of Wave’s money market accounts for the quarter ended September 30, 2008 compared with the same period in 2007.

Interest expense for the three-months ended September 30, 2008 was $7,817 as compared to $-0- for the comparable period of 2007.  The increase is attributable to interest incurred on the new capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and an accrual of interest on the 8% Series I Convertible Preferred Stock issued during the quarter ended September 30, 2008 compared with the same period in 2007.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended September 30, 2008 was $5,604,732 as compared to $4,777,700 for the comparable period of 2007.

Nine Months Ended September 30, 2008 and 2007

Wave had revenues of $5,519,079 and $4,431,641 for the nine-month period ended September 30, 2008, and 2007, respectively.  The increase was due primarily to licensing revenues, which increased by $1,089,015 during the nine-month period.  This increase was due to a higher volume of shipments of Wave’s OEM customer products, primarily as a result of its OEM relationship with Dell, for which Wave receives royalty income.  Service revenue consists primarily of non-recurring government time and materials contracts.

The table below sets forth the components that make up the revenue for the nine-month period ended September 30:

	2008	2007	Increase	% Change
Licensing	$5,442,830	$4,353,815	$1,089,015	25%
Services	76,249	77,826	(1,577)	(2)%
Total Net Revenues	$5,519,079	$4,431,641	$1,087,438	25%

Cost of sales for the nine-month period ended September 30, 2008, was $624,019, compared with $580,062 for the same period in 2007.  The change in costs of sales was due to an increase in customer support costs in connection with the increased license revenue during the nine-month period ended September 30, 2008 versus the comparable period of 2007.

For the reasons noted above, gross profit for the nine-month period ended September 30, 2008 and 2007 was $4,895,060 and $3,851,579, respectively.  Wave’s gross profit percentage was 88.7% for the nine-months ended September 30, 2008 as compared to 86.9% for the same period in 2007.

SG&A expenses for the nine months ended September 30, 2008, were $12,589,387, as compared to $11,093,101 for the comparable period of 2007, an increase of approximately 13%.  The increase was due mainly to an increase in salaries and related benefits totaling approximately $353,000, associated with salary rate increases and headcount additions to accommodate additional sales, marketing, business development and support activities, which exceeded those in the nine months ended September 30, 2007.  In addition, telephone expenses increased approximately $381,000 over the comparable period of 2007 due to significantly higher bandwidth charges incurred as a result of expanding the broadband infrastructure in order to broadcast the 2008 Olympics.  Also, professional fees increased approximately $362,000 and additional conference and trade show expenses of approximately $123,000 were incurred during the nine-month period ended September 30, 2008 versus the comparable period of 2007.  Stock option expenses also increased by approximately $164,000 during the nine-month period ended September 30, 2008 versus the comparable period of 2007.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $1,522,089 and $1,027,258 for the nine-month period ended September 30, 2008 and 2007, respectively.  This 48% increase was due primarily to an increase in telephone expenses – primarily increased bandwidth charges incurred in order to expand the broadband infrastructure – of approximately $339,000 during the nine-month period ended September 30, 2008 versus the comparable period of 2007.  Professional fee expenditures increased by approximately $63,000 during the nine-month period ended September 30, 2008 versus the comparable period of 2007.

Research and development expenses for the nine months ended September 30, 2008, were $9,576,213, as compared to $7,687,312 for the comparable period of 2007, an increase of 25%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $1,127,000 at Wave and approximately $221,000 at Wavexpress, associated with salary rate increases and headcount additions to accommodate additional research and development efforts, which exceed those in the nine months ended September 30, 2007.  In addition, product development expenses - primarily language translation costs - increased approximately $252,000 during the nine months ended September 30, 2008 versus the comparable period of 2007.  Also, stock option expenses increased approximately $200,000 and rent and other facilities-related costs increased approximately $82,000 during the nine months ended September 30, 2008 versus the comparable period of 2007.  Wavexpress’ research and development expenditures included in the above were $1,273,179 and $1,044,625 for the nine months ended September 30, 2008 and 2007, respectively, for an increase of approximately 22%, due primarily to the increase in salaries, fringe and benefit expenditures noted above.

Interest income for the nine months ended September 30, 2008, was $23,682 as compared to $264,840 for the comparable period of 2007.  The decrease in interest income is primarily attributable to lower average balances of Wave’s money market accounts for the nine month period ended September 30, 2008 compared with the same period in 2007.

Interest expense for the nine months ended September 30, 2008 was $7,817 as compared to $-0- for the comparable period of 2007.  The increase is attributable to interest incurred on the new capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and an accrual of interest on the 8% Series I Convertible Preferred Stock issued during the nine month period ended September 30, 2008 compared with the same period in 2007.

Due to the reasons set forth above, our net loss to common stockholders for the nine months ended September 30, 2008, was $17,254,675 as compared to $14,663,994 for the comparable period of 2007.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of September 30, 2008, had an accumulated deficit of $340,738,325.  Total stockholders’ deficit as of September 30, 2008 was $4,994,690.  Wave has financed its operations through September 30, 2008 principally through the issuance of Class A and B Common Stock and various series of preferred stock.

Sources and uses of cash

As of September 30, 2008, Wave had $696,847 in cash and cash equivalents.  As of December 31, 2007, Wave had $3,714,030 in cash and cash equivalents.  The decrease in cash and cash equivalents of $3,017,183, resulted from $10,842,387 used in operating activities, $558,162 used in investing activities for the acquisition of capital assets offset by $8,383,366 generated through financing activities, from the sale of 8,783,440 shares of Class A Common Stock, including 209,857 shares sold pursuant to Wave’s Employee Stock Purchase Plan, the sale of 220 shares of Series I Preferred Stock and proceeds from a capital lease obligation.  At September 30, 2008, Wave had negative working capital of $5,833,999.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending September 30, 2009 will be approximately $25,500,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

    Expected sources of capital include the following:

•                  cash on hand of $696,847 as of September 30, 2008;

•                  gross margin contribution from sales and licensing of products; and

•                  additional financings.

Given Wave’s capital requirements for the twelve-month period ending September 30, 2009 as indicated above and Wave’s cash on hand as of September 30, 2008, Wave will be required to raise additional capital to fund its operations.

We may obtain additional funding as needed from further sales of newly issued shares of Class A common stock and/or a series of preferred stock under our $25,000,000 shelf registration statement that we filed on April 18, 2008 that the Securities and Exchange Commission (the “Commission”) declared effective on June 23, 2008. Approximately $22,480,000 in gross proceeds is available under the shelf registration statement filed on April 18, 2008 and declared effective by the Commission on June 23, 2008, which may be utilized for future financings.  We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite and EMBASSY Trust Server Applications software through distribution arrangements with its OEM partners.  The aggregate amount of royalty revenue from these arrangements was a significant contributor to Wave’s revenue growth over the past two years. Revenue from these contracts in future years may also be material.  We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products.  We continued to experience modest upgrade activity during the third quarter of 2008 as enterprise customers began to purchase the packages offered in connection with these distribution agreements.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the nine months ended September 30, 2008 was approximately $6,483,000 versus approximately $3,787,000 for the comparable period of 2007.

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

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending September 30, 2009 and given the uncertainties described above with respect to Wave’s revenue outlook, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending September 30, 2009.

It is likely we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending September 30, 2009.  The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives.  Given the available cash currently on hand and our expenditure forecast for the twelve-months ending September 30, 2009, we estimate that we will need to generate at least $6,400,000 from a combination of revenue growth and additional financing activities, in order to continue as a going concern for the twelve-months ending September 30, 2009.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by September 30, 2009 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond September 30, 2009.

Commitments

Wave has a capitalized lease obligation for computer equipment due July 2013 of $325,140 as of September 30, 2008.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $352,258 as of September 30, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$65,039	$126,193	$133,908	$—	$325,140
Operating leases commitments	939,795	1,363,698	755,775	—	3,059,268
Total commitments	$1,004,834	$1,489,891	$889,683	$—	$3,384,408

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

Going concern opinion

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave’s independent registered public accounting firm, KPMG LLP, has issued a report on Wave’s financial statements as of December 31, 2007, dated March 17, 2008, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern.  (See also Note 2 to Wave’s consolidated financial statements included in Wave’s Form 10-Kfor fiscal year 2007.)

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave’s revenue during the three-months and nine-months ended September 30, 2008 was significantly below operating expenses, as our products have not yet attained widespread commercial acceptance.  This is due primarily to the early stage nature of the digital security industry in which we operate.  As of September 30, 2008, we have an accumulated deficit of approximately $340.7 million and negative working capital of approximately $5,834,000. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects.  You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

We may not be able to fund our operations and continue as a going concern.

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance, anticipated cash receipts and our projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through November 2008. In order to fund our business beyond November 2008, it will be necessary for us to generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.

We may be unable to raise the additional cash flow which will be necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, we estimate that our current available capital is sufficient to fund Wave through November 2008. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon current forecasts, we will need to generate at least $6,400,000 from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve-months ending September 30, 2009.

We expect we will be required to generate a significant portion of this cash through additional financings in the form of sales of securities pursuant to a shelf registration statement filed with the Securities and Exchange Commission on April 18, 2008, which was declared effective on June 23, 2008.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted, or the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue additional debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

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

Our stock price is volatile.

The price of our Class A common stock has been, and likely will continue to be, subject to wide fluctuations in response to a number of events and factors, such as:

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

We may be unable to remain listed on The NASDAQ Global Market or The NASDAQ Capital Market.

On July 17, 2008, the Company received notification from the Listing Qualifications division of The NASDAQ Stock Market indicating that the Company’s Class A common stock is subject to potential delisting from The NASDAQ Global Market because the market value of the Company’s common stock was below $50 million for 10 consecutive business days, and, therefore, did not meet the requirement set forth in NASDAQ Marketplace Rule 4450(b)(1)(A) (the “Market Value Rule”). This notice was the subject of the Company’s filing on Form 8-K filed on July 17, 2008.

Thereafter, on August 12, 2008, the Company received an additional notification from the Listing Qualifications division of The NASDAQ Stock Market indicating that the Company’s Class A common stock is subject to potential delisting from The NASDAQ Global Market because for the prior 30 consecutive business days, the bid price of the Company’s Class A common stock closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450 (the “Bid Price Rule”). This notice was the subject of the Company’s filing on Form 8-K filed on August 12, 2008.

In accordance with NASDAQ Marketplace Rule 4450(e)(4), the Company was provided a period of 30 calendar days, or until August 18, 2008, to regain compliance with the Market Value Rule, and, in accordance with NASDAQ Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until February 9, 2009, to regain compliance with the Bid Price Rule.

On August 19, 2008, the Company received notification from The NASDAQ Stock Market indicating that the Company failed to regain compliance with the Market Value Rule for continued inclusion on The NASDAQ Global Market. Under the NASDAQ rules, Wave requested an appeal hearing before the Listings Qualifications Panel (the “Panel”).  The hearing was held on October 23, 2008.  Wave has requested that the Panel permit Wave to transfer its listing to The NASDAQ Capital Market and grant

Wave additional time to meet the $35 million market capitalization requirement for that market.  The Company’s shares will continue to be listed on The NASDAQ Global Market pending the outcome of the appeal.  Wave expects a decision from the Panel within 30 days of the hearing date.

The Company has not regained compliance with the Market Value Rule and, therefore, the Panel may not grant continued listing on The NASDAQ Global Market.  The Company also does not currently meet the $35 million dollar market capitalization listing requirement for The NASDAQ Capital Market and, therefore, the Panel may not grant the Company’s request to transfer its listing to that market.

If our common stock ceases to be listed for trading on The NASDAQ Global Market and our listing is not transferred to The NASDAQ Capital Market, we expect that our common stock would be traded on the “Pink Sheets” or the NASD’s Over-the-Counter Bulletin Board (OTC-BB).  The level of trading activity of our common stock may decline if it is no longer listed on The NASDAQ Global Market or NASDAQ Capital Market and this may harm our stock price, increase the volatility of our stock price and make it more difficult to sell shares of our common stock.

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: November 10, 2008	By:	/s/ Steven K. Sprague
Name: Steven K. Sprague
Title: President and Chief Executive Officer

Dated: November 10, 2008	By:	/s/ Gerard T. Feeney
Name: Gerard T. Feeney
Title: Chief Financial Officer