Form 10-K
period 2008-12-31
WAVE SYSTEMS CORP
filed 2009-03-16
CIK 919013

Use these links to rapidly review the document

PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(Title of Class)
Class A Common Stock, $.01 par value

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

          The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2008) was approximately $57 million. (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

          As of March 11, 2009, there were 63,437,968 shares of the registrant's Class A Common Stock and 38,232 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, have been incorporated by reference into Part III of this annual report.

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

i

PART I

Item 1.    Business

        References to "Wave", "we", "us", "our", or "the Company" refer to Wave Systems Corp. Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

        Wave develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to and work with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org ("TCG"), an industry standards organization comprised of computer and device manufacturers, software vendors and other computing products manufacturers. Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues. These issues include: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security and regulatory compliance.

        In 2008, we accepted an invitation from the TCG to assume a permanent seat on its Board of Directors (the "TCG Board"), joining permanent members AMD, Fujitsu, HP, IBM, Infineon, Intel, Lenovo, Microsoft, Sun and Seagate Technology. Wave also agreed to elevate its membership status to the highest level of TCG "Promoter." Permanent members of the TCG Board provide guidance to the organization's work groups in the creation of the specifications to protect PCs and other computing devices from attacks and to help prevent data loss and theft. Wave's enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces. Wave is now eligible to serve on and chair the TCG Board, Work Groups and Special Committees; is able to submit revisions and addendum proposals for specifications with design guides; and may review and comment on design guides prior to their adoption.

        One of the current TCG specifications recommends a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module ("TPM") that contains protected storage and performs protected activities, including platform authentication, protected cryptographic processes and capabilities allowing for the attestation of the state of the platform which provides the first level of trust for the computing platform (a "Trusted Platform"). The TPM is a hardware chip that is separate from the platform's main CPU(s) that enables secure protection of files and other digital secrets, and performs critical security functions such as generating, storing and protecting "cryptographic keys," which are secret codes used to decipher encrypted or coded data. While TPMs provide the anchor for hardware security, known as the "root of trust", trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services; such as key management and credential authentication.

        Prior to the formation of the TCG, Wave developed its pioneering EMBASSY® (EMBedded Application Security SYstem) Trust System. The EMBASSY Trust System is a combination of client hardware consisting of the EMBASSY 2100 security chip (the "EMBASSY chip"); and software consisting of the Trust Assurance Network ("TAN"), a back-office infrastructure that manages its security functions. As the market for TPM-enabled products has developed with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications, by repurposing these product assets. Wave has since developed a set of applications known as the EMBASSY Trust Suite, EMBASSY Trust Server products, middleware and software tools to work with various other chip manufacturers' TCG-enabled TPMs that are now available. Wave's products are unique in the fact that they support cross platform interoperability for the currently available TPM chips from Nuvoton Technology Corporation (formerly Winbond Electronics Corporation), Atmel, Broadcom, Infineon Technologies AG, and ST Microelectronics and have been verified for usage on TPM platforms shipped by Dell, Acer, Intel, Lenovo, HP, NEC and Fujitsu.

        In 2007, Wave introduced software to support the Seagate Momentus 5400.2 FDE (Full Disc Encryption) drive for hardware protection of data. Wave's products supporting FDE drives include the EMBASSY Trusted Drive Manager (ETDM) and the EMBASSY Remote Administration Server (ERAS). The ETDM was developed in partnership with Seagate. During 2007, we announced a licensing agreement with Seagate for bundling and joint marketing of a Seagate version of the EMBASSY Trust Suite with Seagate FDE drives in certain distribution channels. Also during 2007, Wave and Seagate announced that their data protection solution was being offered by Dell, ASI, and NEC Europe. In November 2008, Wave announced the availability of enhanced versions of EMBASSY Trust Suite, including ETDM, which incorporate support for the new Seagate Momentus FDE 7200-RPM and FDE.3 5400-RPM self-encrypting drives shipping on Dell's new E-Series notebook PCs, and available as an installable option on laptops for other PC original equipment manufacturers ("OEMs"). The drives provide enhanced protection against theft of data on lost or stolen computers and assist organizations to comply with consumer protection laws and state and federal legislation requiring data and identity theft protection.

        Wave's operations to date have consisted primarily of product development, performance under contract to develop products and marketing and initial sales to personal computer ("PC") and semi-conductor chip ("Chip") OEMs, resellers, and enterprises. In addition, Wave has signed distribution contracts for its products with a number of OEMs that have resulted in a marked increase in revenues for the years ended December 31, 2008 and 2007 versus prior years.

        Wave has been successful in signing distribution contracts with Intel, Nuvoton (formerly Winbond), ST Microelectronics, Dell Products LP, Gateway/MPC and Broadcom. In early November 2008, certain Intel Desktop Boards began shipping with an OEM version of EMBASSY Trust Suite. The Desktop Boards include Intel's integrated Trusted Platform Module ("iTPM"), which acts as a tamper-resistant storage vault for user credentials, providing improved data protection and strong multi-factor authentication for network access. In mid-October 2008, Wave completed a license agreement with Acer, Wave's eighth OEM partner and the world's third-largest PC vendor, to bundle Wave EMBASSY® software with Acer's new Veriton™ 670 business PCs. The motherboards on the Acer desktops feature an iTPM. Shipments in Europe and Asia began during the fourth quarter of 2008. U.S. shipments are to begin in early 2009. In December 2008, Wave completed an amendment to its software license agreement with its largest OEM customer, Dell Products LP. Under the new arrangement, the per-unit royalties that Wave receives for each OEM PC model shipping with Wave's EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008.

        Due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated in calendar 2009 to fund its cash flow requirements. Given the uncertainty with respect to Wave's revenue forecast for 2009, it is likely that Wave will be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the year ending December 31, 2009. As of December 31, 2008, we had negative working capital of approximately $6.3 million. On March 13, 2009, Wave entered into subscription agreements with certain purchasers, pursuant to which Wave agreed to sell and issue 785,000 shares of its Class A common stock, par value $.01 per share, to such purchasers for an aggregate purchase price of $431,750. These shares were priced at $0.55 per share. Wave also agreed to issue warrants to the purchasers to purchase up to 392,500 shares of Class A common stock at an exercise price of $0.55 per share. These warrants expire in March 2012. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with this offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 47,100 shares of Class A common stock at an exercise price of $0.55 per share. This warrant expires in March 2012. Wave realized net proceeds of approximately $376,000 after deducting the placement agent fees of $25,905 and additional legal and other fees associated with the issuance of these securities, which totaled approximately $30,000. The shares sold on March 13, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008. Considering our current cash balance (including the net proceeds from our March 13, 2009 financing described above) and Wave's projected operating cash requirements, we anticipate that we will need a minimum of approximately $4.6 million of additional cash to satisfy our current forecasted cash flow requirements for the year ending December 31, 2009. Due to our current cash position, our capital needs over the next year and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

Formation of the Trusted Computing Group and introduction of TCG Compliant Products

        The TCG was formed in April, 2003 by the Promoting Founders—AMD, HP, IBM, Intel, and Microsoft. Wave Systems was initially invited to join the founding group as a Contributing Member. During 2008, Wave accepted an invitation from the TCG to assume a permanent seat on its Board of Directors. The TCG has significantly expanded the industry participation in security hardware standards and now includes industry leaders offering additional platforms such as storage devices, cell phones, PDAs and consumer electronics. Since 2005, the rate of adoption of TPMs continued to grow with the availability of TPM-equipped PCs and servers from additional PC OEMs including Acer, Dell, Gateway/MPC and Lenovo. The overall number of TPM-equipped PC models being offered from the OEMs shipping with TPMs, combined with the increased number of OEMs that have introduced TPM-equipped models, has continued to accelerate the rate at which TPMs are being shipped by the PC industry. Within the TCG there are TCG Working Groups that are developing specifications to extend TCG technologies to other devices such as storage devices, network products, servers, peripherals and mobile devices.

        The offering of products using TCG specifications to the PC market is an important development in the creation of the market for hardware-based computer security. Wave is continuing to execute its strategy to leverage its EMBASSY Trust System in an effort to become a leading developer of software, applications and services for this market. Wave is providing solutions in the market that are designed to work with many commercially available products using TCG specifications.

Products and Services

        Although Wave's revenue has grown considerably in 2008 versus prior years, Wave's revenue in 2008 of approximately $8,810,000 was significantly below operating expenses, which were approximately $29,349,000. For the years ended December 31, 2008, 2007, and 2006, Wave incurred losses to common shareholders of approximately $21,206,000, $19,952,000 and $18,785,000 respectively. At December 31, 2008, we had an accumulated deficit of approximately $344,721,000. There can be no assurance that we will ever be successful in achieving commercial acceptance of our products and services.

Client-side Applications

  EMBASSY Trust Suite

        The current version of the EMBASSY Trust Suite consists of a set of applications and services that is designed to bring functionality and user value to TPM-enabled products. Designed to make the TPM easy for users to set up and use, the EMBASSY Trust Suite includes the EMBASSY Security Center

(the "ESC"), Trusted Drive Manager ("TDM"), Document Manager ("DM"), Private Information Manager ("PIM") and Key Transfer Manager ("KTM").

        The ESC enables the user to set up and configure the TPM platform. In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management. Wave previously announced in March 2007, a version of the ESC software that supports Seagate's Momentus 5400 FDE.2 hard drive (the "Seagate Trusted Drives"). Wave's EMBASSY Trust Suite software for TPM and key management also supports Seagate Trusted Drives.

        Data Protection is addressed by the DM, which provides document encryption, decryption and client-side storage of documents. The DM, which works with Microsoft Windows, and Microsoft Office, secures documents against unauthorized users and hackers. Wave's software is Windows Vista ready and builds upon the operating system's data protection feature set, providing full-featured EMBASSY solutions for data protection and strong authentication.

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

        Backup and recovery of keys used for logon, signing, and protection of data is an essential requirement for deployment of TPM-based systems. KTM is an archive application for the cryptographic keys that is designed to provide a simple, yet full-featured, method to securely archive, restore and transfer keys, having the property of being migratable, that are secured by the TPM.

        Additionally, Wave has developed TPM Wizards as part of the EMBASSY Trust Suite which allow users to setup and use the TPM for securing 802.11x wireless networks, the Windows Encrypting File System and encrypted email.

        Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve. Current planned development costs for this product group are expected to be approximately $3.5 million for the year ending December 31, 2009.

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

        Current planned development costs for this product group are expected to be approximately $4.3 million for the year ending December 31, 2009.

EMBASSY Trust Server Applications

  EMBASSY Key Management Server ("EKMS")

        EKMS is a server application that is designed to provide corporate-level backup and transition of the TPM keys, a process known as key migration. Key migration using EKMS is designed to help prevent the risk of serious data loss in the event that a TPM, hard drive or motherboard becomes corrupted, or a user leaves the organization. For instance, an organization may require access to a former employee's encrypted data or TPM-secured keys for business continuity or disaster recovery purposes. EKMS enables enterprise-level key protection services while ensuring proper archive procedures and recovery capabilities.

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

  EMBASSY Remote Administration Server ("ERAS")

        ERAS is a server product that provides centralized management and auditing of Trusted Platform Modules ("TPM") and Seagate Trusted Drives ("Trusted Drive"). ERAS is designed to give IT administrators the ability to deploy and remotely manage Trusted Drives and TPM systems. It provides for initialization, pre-boot authentication management, recovery, and repurposing of TPMs and Trusted Drives. ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and Trusted Drive security settings, thus allowing IT administrators to assess the risk of whether a lost or compromised PC is adequately secure. ERAS is designed to facilitate enterprise adoption of TPM and Trusted Drive technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs. During November 2008, Wave announced the availability of enhanced versions of EMBASSY Trust Suite, including TDM, which incorporate support for the new Seagate Momentus FDE 7200-RPM and 5400.3-RPM self-encrypting drives shipping on Dell's new E-Series notebook PCs. In December 2008, Wave and Fujitsu Computer Products of America, Inc. showcased their self-encrypting drive solution at the Network World IT Roadmap Conference & Expo in San Francisco. Fujitsu's 2.5-inch High Definition Drive is the first technology that will meet the Opal Security Subsystem Class (SSC) specification—an industry standard recently issued by the TCG. The SSC gives vendors an industry standard for developing self-encrypting drives that secure data. During 2008, Wave has worked with Fujitsu, Toshiba, Samsung and Hitachi to develop Opal-compliant FDE solutions, in addition to its currently shipping Seagate Trusted Drives.

        Current planned development costs for this product are expected to be approximately $1.6 million for the year ending December 31, 2009.

Digital Signature and Electronic Document Management

        Our eSign Transaction Management Suite, also known as eTMS ("eTMS"), originally consisted of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect. SmartSignature Version 3.0 is a digital signature application that connects signers and institutions—banks, insurance companies, enterprises, etc.—through a legally binding digital signature. Wave's SmartSignature Server, a server-side electronic signature application, enables individuals to electronically sign and store virtually any format of document, while connected to a server, as opposed to the signing taking place on the client PC. During the fourth quarter of 2007, Wave launched SmartSigning Rooms Version 1.0, which enhances the functionality of the SmartSAFE to enable an organization to offer signers a secure virtual environment to review, annotate and electronically sign documents. During October 2008, Wave announced enhancements to its electronic signature and vaulting software. With the latest enhancements to eTMS, closing documents can be signed and notarized in a secure environment and the note then registered through the Mortgage Electronic Registry System, the industry endorsed system for electronically tracking mortgage ownership and servicing rights. Additionally, eTMS has added an optional SmartClose module which offers lenders protection against borrowers claiming not to have understood their debt obligation. Lenders can now require electronic initialing on key line items—a critical feature for refuting borrower calls to nullify the loan. The module also offers electronic notarization through the integration of the World Wide Notary's DigiSign application with SmartSafe. The SmartClose module provides critical functionality to enable true e-Mortgages.

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

        Wave's eTMS, in addition to supporting TPMs, is also being independently marketed in the insurance, mortgage, banking, government and other markets which are seeking digital and electronic signature solutions that are compliant with the Electronic Signatures in Global and National Commerce Act ("ESIGN") and Uniform Electronic Transaction Act ("UETA"). Through direct and reseller channels, over 3,000 organizations have used eTMS functionality to automate paper processes. Some of the flagship organizations that are currently utilizing eTMS include: Ellie Mae, Realtime Solutions Group, Heritage Union, DocuTech, Remark, American Community Life Insurance Company, Trust Company of America, SigniaDocs, Xerox Mortgage Services and others. Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

        Current planned development costs for this product are expected to be approximately $350,000 for the year ending December 31, 2009.

Broadband Media Distribution Services

        Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation. On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999. As of December 31, 2008, Wave owned 97.2% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).

        On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide "download and play" services. A small staff remains in place at Wavexpress in order to support efforts to license or sell the Wavexpress technology to third parties.

Markets and Business Strategy

Our Market

        Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a network or platform. Because of these persistent security concerns, we believe that there is now a recognized need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks. The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices. The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating a root of trust and a security environment which can be authenticated within the computer itself, will the information stored on the platform be adequately secure. Wave is seeking to become a software, application and services leader in hardware-based digital security and e-commerce products markets. Because Wave has been a pioneer in developing hardware-based computer security systems, we believe we are distinctively positioned to take advantage of our unique knowledge, significant technology assets and trusted computing intellectual properties.

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

Capitalizing on Information Security Industry Trends

        We believe that security remains one of the top industry priorities across multiple segments of the user and product value chains. Wave believes that a key differentiator of its EMBASSY Trust Suite is that it is interoperable across all of the currently available TPM-enabled Windows platforms and provides for ease of use. Key industry initiatives and security specifications that will require the addition of trusted hardware are moving forward in a number of platforms. One example is availability of the new Seagate Momentus FDE 7200-RPM and 5400.3-RPM self-encrypting drives that are powered by Seagate Secure technology, a Seagate security platform that couples strong, fully automated hardware-based full-disk encryption with Wave's client (TDM) and server-based (ERAS) software applications to deliver centralized provisioning and management, strong pre-boot user authentication and other data and identity theft protection capabilities. Also, in 2008, TCG announced a new industry standard for developing self-encrypting drives that secure data. The Opal security subsystem storage specification gives developers a "blueprint" for developing self-encrypting drives. In addition to our work with Seagate, Wave is working with Fujitsu, Toshiba, Samsung and Hitachi on developing Opal-compliant FDE solutions. Other past platforms requiring the addition of trusted hardware include Microsoft's Windows Vista operating system, Intel's LaGrande secure computing program, and AMD's Secure Execution Mode ("SEM"). Similar programs are under consideration in network devices, and mobile devices such as PDAs and cell phones and consumer electronics devices.

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

  •
  Requirements to authenticate the identity of both platforms and users for access to protected resources and information

  •
  Need to protect sensitive information on mobile PCs which may be stolen or lost

  •
  Need to comply with consumer laws and state and federal legislation requiring identity theft protection

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

Pursue Strategic Marketing and Distribution Alliances

        We intend to expand Wave's strategic alliances with key partners that could distribute our products in enterprise, government and eventually consumer markets, and to build upon our alliances with such industry leaders as Intel, Dell, Acer, HP, IBM, Lenovo, NEC and others in the PC industry. In addition, we are engaged in strategic activities with semi-conductor manufacturers Broadcom, ST Microelectronics, Nuvoton (formerly Winbond), Atmel and Infineon Technologies to support and/or deploy EMBASSY applications with their TPMs designed to the TCG specifications. TCG has expanded its scope to include networking systems, trusted peripherals, data storage devices, mobile wireless products and consumer electronics devices. Wave expects additional secure storage devices and data protection alternatives, similar to the Seagate FDE drives, to be introduced in 2009 and thereafter and that these products could be supported by our trusted drive solutions. Wave believes its trusted computing offerings can provide significant value in these new markets and on these platforms and thus, is working to establish relationships with key partners in each of these markets.

Enhancing Our Current Product Offerings and Products in Development

        We intend to continue to develop and extend our existing product offerings to include features and functionality to meet customer requirements and market demand. Planned development efforts that enhance or utilize existing technologies include building upon and enhancing our EMBASSY Trust Suite and eTMS applications.

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

        These development efforts will likely be significant and Wave intends to expend a substantial portion of its research and development resources towards these enhancements as well as significant marketing and corporate development funds to introduce the products and build market demand. As a result, our continued research and development efforts will require substantial capital resources, which will likely necessitate the need for further funding so that Wave may ultimately be able to capitalize on the emerging market opportunities for its products and services. Wave announced product enhancements in 2008, primarily for its server-based and eTMS products, and continues to develop new client and server-based products and product enhancements, which are planned to be introduced in 2009. For example: At the Intel Developer Forum (IDF), in August 2008, Wave demonstrated a data theft protection solution showcasing pre-production management and data protection capabilities for platforms with Intel Anti-Theft Technology—advanced, integrated hardware-based security technology—using Wave's ERAS and TDM software. Also at IDF, Wave demonstrated how enterprises can strengthen and simplify their existing wireless and virtual private network security by harnessing the built-in technology on platforms featuring Intel vPro technology. The demonstration illustrated how enterprises can reduce expenses related to tokens, smart cards or complex authentication schemes by deploying PC platforms with Intel vPro technology, in connection with Wave's EMBASSY software.

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

        Wave's business model targets revenues from various sources: licensing of our technology including EMBASSY Trust Suite client applications; tools and enabling software; and client/server-based trusted software solutions for the lifecycle management of keys and authentication of Trusted Platforms.

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

  •
  Banking and Finance—In addition to our European initiatives to be a leader in delivering solutions for European standards, we are aggressively cultivating interest and support from financial institutions for utilizing TCG- compliant platforms.

  •
  Government and Enterprise—The market for electronic security systems in governmental units and large business enterprises is growing and Wave believes this market represents a key opportunity for Wave's TCG-compliant offerings.

  •
  Medical and Healthcare—Major government initiatives and investments associated with Health Information Technology aimed at creating a nationwide electronic medical infrastructure requiring high levels of security to protect unauthorized access to patient information and improved data security for storage of sensitive records.

        Directly and through our partners, Wave is aggressively targeting opportunities in these markets, as we believe our products provide a wide range of security and trust capabilities not offered in any other single solution.

        Wave's sales for the year ended December 31, 2008 consisted primarily of licensing its software applications, engineering and support services. Of the total revenue realized for the years ended December 31, 2008 and 2007, 100% was derived from Wave's EMBASSY computer security products and services. For the year ended December 31, 2006, 99% was derived from Wave's EMBASSY computer security products and services and 1% was from Wavexpress' broadband media distribution segment. Customers from which Wave derived revenue in 2008 in excess of 10% or total revenues that would have a material adverse effect on Wave's business if Wave were to lose such customers are as follows:

Customer	Product or Service Sold	Percentage of Total Revenue for the year ended December 31, 2008
Dell, Inc.	Software Licensing	80%

        Wave's business plan, will continue to depend heavily on a small number of OEM customers, partners and prospective customers, the loss of, or lack of substantial future revenues from any of whom, may have a material adverse effect on our business plan going forward. These are expected to include Dell, Inc., Broadcom and others. However, in 2008, Wave worked to expand its presence as a security solutions provider marketing to small, medium and large business enterprises and will continue to aggressively market its products and services to these enterprises in concert with its OEM customer base.

Segment Reporting

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 16 of the Notes to Consolidated Financial Statements.

Financial Information about Geographic Areas

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 16 of the Notes to Consolidated Financial Statements.

Competition

  Wave EMBASSY Digital Security Products

        We operate in the information security market, a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than us. Also, many current and potential competitors have greater name recognition and more extensive customer bases to leverage, allowing these competitors to gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of trusted computing solutions is still in the formative and early stages, despite the substantial increase in distribution of the technology. The markets for our products are developing and, while the TCG specifications have provided the basis for the industry to move forward, there remains significant standards work efforts in order for the eco-system supporting trusted computing to move forward. Wave's potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco (acquired by Sophos), SafeNet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computer applications including Softex, Phoenix, Infineon and Microsoft. The competitive factors defining these evolving markets include product features, compatibility, standards compliance, quality and reliability, ease of use, performance, customer service and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. The features of Wave's products that should allow it to compete favorably through product differentiation include: cross-platform, interoperable solutions; easy-to-use features; and leading edge trusted client/server infrastructure solutions. In addition, Wave continues to have leading solutions with its digital signature products, especially when combined with trusted computing platforms and features.

        In the market for data protection products there is a well established set of software companies which provide software-based full disk encryption products and supporting infrastructure. These are companies such as PointSec (acquired by Checkpoint), Utimaco (acquired by Sophos), Credant, PGP, SafeBoot (acquired by McAfee), Secude, WinMagic, GuardianEdge and others. As the markets for hardware-based full disk encryption products evolves, these companies have begun to provide support for the new trusted drives, similar to Wave's products which support these products today.

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

        We believe the export classifications that we have received for our software products allow us to sell our products internationally in an effective, competitively advantageous manner. Enhancements to existing products may, and new products, will be subject to reviews by the Bureau of Export Administration to determine what export classification they will receive. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license, as we are currently allowed for the products that we've received classification, or make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.

Proprietary Rights and Licenses and Intellectual Property

        Our success depends, in part, on our ability to enjoy or obtain protection for our products and technologies under United States and foreign patent laws, copyright laws and other intellectual property laws, to preserve our trade secrets and to operate without infringing the proprietary rights of other parties. Any issued patent owned or licensed by us may not, however, afford adequate protection to us and may be challenged, invalidated, infringed upon or circumvented. Furthermore, you should understand that our activities may infringe upon patents owned by others.

        Wave has been issued twelve (12) United States patents relating to encryption and to our proprietary EMBASSY and Wave Commerce technology. We also have seven (7) patents pending before the United States Patent Office. In addition, we have two (2) foreign patents and twenty-nine (29) pending foreign patent applications. Our patents are material to protecting some of our technology.

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

Research and Development

        Wave's products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development. We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, eTMS products, and broadband media distribution products. For the years ended December 31, 2008, 2007 and 2006, we spent approximately $11.7 million, $10.6 million and $8.5 million, respectively, on research and development ("R&D") activities. Planned development expenditures for the year ended December 31, 2009 are expected to be approximately $9.5 million.

Employees

        As of December 31, 2008, we employed ninety (90) full-time employees, forty-five (45) of whom were involved in sales, marketing and administration and forty-five (45) of whom were involved in research and development (including six (6) employed by Wavexpress, three (3) of whom were in sales, marketing and administration and three (3) of whom were involved in research and development). As of December 31, 2008, we retained the services of three (3) full-time consultants. We believe our employee relations are satisfactory.

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

Item 1A.    Risk Factors

         Our business, financial condition and results of operation may be adversely affected by the unprecedented economic and market conditions.

        The current global economic downturn could significantly and adversely affect our business, financial condition and results of operation in various ways. The decline in economic conditions has or may negatively impact the demand for our products and services and our ability to conduct our business, thereby reducing our revenues and earnings. In addition, the economic downturn, has or may negatively impact, among other things:

  •
  our continued growth and development of our business;

  •
  our liquidity;

  •
  our ability to raise capital and obtain financing; and

  •
  the price of our common stock.

         We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

        We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave's revenue in 2008 was significantly below operating expenses, as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of December 31, 2008, we had an accumulated deficit of approximately $344.7 million and negative working capital of approximately $6.3 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

        Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance, which includes the net proceeds received from the financing transaction completed on March 13, 2009, and Wave's projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through April 2009. In order to fund our business beyond April 2009, it will be necessary for us to generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave's viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave's business model is viable.

         We may be unable to raise the additional cash flow which will be necessary to continue as a going concern for the next twelve months.

        Based upon our current expense forecast, assuming current revenue levels, we estimate that our current available capital (including capital raised in the March 2009 financing) is sufficient to fund Wave through April 2009. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and to insure the continued development of our technology, products and services. Wave is also evaluating and considering cost reduction measures that may be taken in order to reduce our operating expenses in an efficient manner, however, we may not be successful in identifying and implementing those measures. We estimate, based upon our current forecasts, we will need to realize no less than $4,600,000 from a combination of revenue growth, expense reductions, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve-months ending December 31, 2009.

        We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders' ownership will be diluted, or the shares issued may have rights, preferences or privileges senior to those of our common stock. In addition, if we pursue debt financing we may be required to pay interest costs. The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our operating expenses in a manner that could impede our ability to achieve our business objectives. Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

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

        An increasing number of market entrants have introduced or are developing products and services that compete with Wave's. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave's potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco (acquired by Sophos), SafeNet, WinMagic, Secude and GuardianEdge and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computing applications, including Softex Incorporated, Phoenix Technologies Ltd., Infineon Technologies AG and Microsoft.

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

         We may be unable to remain listed on The NASDAQ Capital Market.

        On July 17, 2008, the Company received notification from the Listing Qualifications division of The NASDAQ Stock Market indicating that the Company's Class A common stock is subject to potential delisting from The NASDAQ Global Market because the market value of the Company's common stock was below $50 million for 10 consecutive business days, and, therefore, did not meet the requirement set forth in NASDAQ Marketplace Rule 4450(b)(1)(A) (the "Market Value Rule"). This notice was the subject of the Company's filing on Form 8-K filed on July 17, 2008.

        Thereafter, on August 12, 2008, the Company received an additional notification from the Listing Qualifications division of The NASDAQ Stock Market indicating that the Company's Class A common stock is subject to potential delisting from The NASDAQ Global Market because for the prior 30 consecutive business days, the bid price of the Company's Class A common stock closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450 (the "Bid Price Rule"). This notice was the subject of the Company's filing on Form 8-K filed on August 12, 2008.

        In accordance with NASDAQ Marketplace Rule 4450(e)(4), the Company was provided a period of 30 calendar days, or until August 18, 2008, to regain compliance with the Market Value Rule, and, in accordance with NASDAQ Marketplace Rule 4450(e)(2), the Company was provided 180 calendar days, or until February 9, 2009, to regain compliance with the Bid Price Rule.

        On August 19, 2008, the Company received notification from The NASDAQ Stock Market indicating that the Company failed to regain compliance with the Market Value Rule for continued inclusion on The NASDAQ Global Market. Under the NASDAQ rules, Wave requested an appeal hearing before the Listings Qualifications Panel (the "Panel"). The hearing was held on October 23, 2008. On December 8, 2008, Wave was notified by the Panel that it had determined that the shares of the Company's Class A common stock would be transferred from the NASDAQ Global Market to the NASDAQ Capital Market, effective at the open of the trading session on Wednesday, December 10,

2008. Our common stock will continue to trade under the ticker symbol "WAVX". On February 9, 2009, the Company received notification from the NASDAQ Stock Market confirming that the market value of the company's Class A common stock has been above $35 million for ten consecutive trading days, in compliance with the rules governing continued listing on the NASDAQ Capital Market. We note that we are not required to meet the Bid Price Rule by February 17, 2009. On December 19, 2008, the NASDAQ Stock Market suspended enforcement of the Bid Price Rule and the running of related compliance periods until April 20, 2009. Accordingly, the remainder of the Initial Compliance Period begins to run again on April 20, 2009 and ends on or about August 14, 2009 (the "Extended Compliance Period"). If the Company does not regain compliance with the Bid Price Rule by the end of the Extended Compliance Period, the Company may be subject to delisting or may be entitled to another 180 day period if we meet all of the other initial listing requirements of the NASDAQ Capital Market at the end of the Extended Compliance Period.

        If our common stock ceases to be listed for trading on The NASDAQ Capital Market, we expect that our common stock would be traded on the "Pink Sheets" or the NASD's Over-the-Counter Bulletin Board (OTC-BB). The level of trading activity of our common stock may decline if it is no longer listed on NASDAQ Capital Market and this may harm our stock price, increase the volatility of our stock price and make it more difficult to sell shares of our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Summarized below is a listing of properties leased by Wave. Our principal research and development activities are conducted at the Princeton and Cupertino facilities. Our broadband media distribution services, offered through Wavexpress, were conducted primarily at the New York facility. We believe our office facilities are suitable and adequate for our business as it is presently conducted.

Facility	Sq. Ft.	Annual Lease Cost	Lease Expires
Lee, MA	13,473	$149,122	Aug. 2010
Princeton, NJ	5,000	171,623	Dec. 2009
Cupertino, CA	14,573	524,408	Feb. 2013
New York, NY	2,100	105,000	Oct. 2009
Orvault, France	1,000	67,260	Sept. 2010

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

  Market Information & Dividends

        The Class A Common Stock trades on the NASDAQ Capital Market under the symbol "WAVX". The following table sets forth, for the periods indicated, the high and low sales prices per share for the Class A Common Stock. There is no established trading market for our Class B Common Stock.

	High	Low
Year Ended December 31, 2008
First Quarter	$1.80	.97
Second Quarter	1.59	.64
Third Quarter	.94	.33
Fourth Quarter	.60	.20
Year Ended December 31, 2007
First Quarter	$3.49	2.25
Second Quarter	2.98	1.80
Third Quarter	2.11	1.45
Fourth Quarter	1.90	1.21

        As of March 8, 2009, there were approximately 20,500 holders of our Class A Common Stock. As of such date, there were 13 holders of our Class B Common Stock.

        On March 13, 2009 the last sale price reported on the NASDAQ Capital Market for the Class A Common Stock was $0.525.

        We have never declared nor paid any cash dividends on our Class A common stock. Other than accrued dividends required to be paid in respect of the Series I and Series K Convertible Preferred Stock of the Company, par value of $0.01 per share, we currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our Class A common stock in the foreseeable future.

  Performance Graph

        The following line graph compares the Company's cumulative total return to stockholders with the cumulative total return of the NASDAQ Market Value Index and the Computer Related Services SIC Code Index from December 31, 2003 through December 31, 2008. These comparisons assume the investment of $100 on December 31, 2003 and the reinvestment of dividends. The stock performance on the graph is not necessarily indicative of future stock price performance.

 Wave Systems Corp.
Comparison of Cumulative Total Return to Stockholders
December 31, 2003 through December 31, 2008

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG WAVE SYSTEMS CORP.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMED $100 INVESTED ON JAN. 1, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DEC. 31, 2008

	Wave Systems	Peer Group (SIC Code 7379)	NASDAQ Market
12/31/03	$100.00	$100.00	$100.00
12/31/04	$69.76	$104.86	$108.41
12/31/05	$41.46	$113.72	$110.79
12/31/06	$51.42	$152.10	$122.16
12/31/07	$29.47	$190.24	$134.29
12/31/08	$7.52	$123.87	$79.25

  Securities Authorized for Issuance Under Equity Compensation Plans

        The following pertains to Wave's equity compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,550,258	$6.22	3,970,837
Wave equity compensation plans not approved by security holders	41,455	3.01	-

Total Company plans	6,591,713	$6.20	3,970,837
Wavexpress equity compensation plans not approved by security holders	624,663	$1.23	1,847,560

        Wave equity compensation plans approved by security holders are comprised of 25,910 shares of the N*ABLE Technologies Incorporated 1997 Equity Incentive Plan, 2,900,611 shares of the 1994 Employee Stock Option Plan, 211,620 shares of the 1996 Performance Stock Option Plan, 742,904 shares of the 1994 Non-Employee Directors Stock Option Plan and 89,792 shares of the 2004 Employee Stock Purchase Plan.

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

        In connection with an agreement that Wave entered into with an outside sales representative, in 2007 Wave issued a warrant to purchase 5,000 shares of Class A Common Stock at an exercise price of $1.99 per share, pursuant to an individual compensation plan with the sales representative. No additional warrants are required to be granted pursuant to the individual compensation plan for the sales representative. This warrant is currently exercisable and expires on August 7, 2012.

        Wavexpress issued equity compensation to certain of its employees pursuant to the Wavexpress 1999 Stock Incentive Plan.

Item 6.    Selected Financial Data

        The selected historical consolidated financial data presented below for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our consolidated financial statements. The following financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	2008	2007	2006	2005	2004
Net Revenues	$8,809,815	$6,306,960	$3,116,381	$1,018,464	$209,311

Operating expenses:
Cost of sales	824,181	811,970	983,671	726,853	151,704
Selling, general and administrative	16,375,372	15,222,896	12,598,389	11,560,039	12,255,427
Research and development	11,702,776	10,557,937	8,486,368	6,937,618	6,852,754
Write-off of intangible and other impaired assets	447,128	—	—	—	301,366

Total operating expenses	29,349,457	26,592,803	22,068,428	19,224,510	19,561,251

Operating loss	(20,539,642)	(20,285,843)	(18,952,047)	(18,206,046)	(19,351,940)

Other income (expense):
Gain on decrease in value of warrant liability	—	—	2,794	490,334	498,723
Gain on sale of marketable securities	—	—	—	80,971	4,330,248
Net interest and other income (expense)	(9,572)	334,292	163,980	72,279	24,931

Total other income (expense)	(9,572)	334,292	166,774	643,584	4,853,902

Net loss	(20,549,214)	(19,951,551)	(18,785,273)	(17,562,462)	(14,498,038)
Accretion of non-cash beneficial conversion feature on convertible preferred stock	(657,000)	—	—	—	—

Net loss attributable to common stockholders	$(21,206,214)	$(19,951,551)	$(18,785,273)	$(17,562,462)	$(14,498,038)

Weighted average number of common shares outstanding during the period	55,379,118	46,660,794	36,735,059	27,726,221	23,013,554
Loss per common share-basic and diluted	$(0.38)	$(0.43)	$(0.51)	$(0.63)	$(0.63)

Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

Consolidated Balance Sheet Data

	2008	2007	2006	2005	2004
Working capital	$(6,322,057)	$1,676,412	$5,369,273	$(1,112,413)	$3,549,095
Total assets	3,429,774	6,037,856	9,359,677	3,429,765	8,454,582
Long-term liabilities	245,362	—	—	2,794	493,128
Total liabilities	9,448,777	3,542,345	3,439,408	3,595,574	3,744,382
Total stockholders' equity (deficit)	$(6,019,003)	$2,495,511	$5,920,269	$(165,809)	$4,710,200

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Wave's management has focused its activities and resources on the continued development and marketing of the TCG-compliant software products known as the EMBASSY Trust Suite and EMBASSY Trust Server Applications. As the market for TPM-enabled products has developed, with computing devices full-disk encrypted drives being shipped in volume by leaders in the PC industry, Wave has developed its products to support security hardware, based on the TCG specifications, including the newly issued Opal security subsystem storage specification for developing self-encrypting drives. Wave's products are unique because they support cross platform interoperability for the currently available TPM chips from Nuvoton (formerly Winbond), Broadcom, Atmel, Infineon and ST Microsystems, and have been certified and/or approved for usage on TPM-based platforms shipped by Dell, Intel, Acer, Fujitsu, Lenovo, NEC and HP.

        Wave is devoting its resources to capitalize on the opportunities, and overcome the specific challenges, presented by this developing market as it continues to pursue a strategy of educating the marketplace on the benefits that trusted computing has to offer, while continuing to develop the basic software applications designed to enable this emerging technology. The market trends and opportunities on which management focused the company's activities during the year ended December 31, 2008 included the following:

  •
  The need for organizations of all sizes to comply with consumer laws and state and federal legislation requiring data and identity theft protection. Wave is working with Fujitsu, Toshiba, Samsung and Hitachi on developing Opal-compliant FDE solutions that utilize our client (TDM) and server-based (ERAS) software applications to address this need. These software applications are currently shipping on Seagate's FDE solution featuring Seagate DriveTrust™ technology.

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

  •
  The emergence of additional trusted PC components in the marketplace, such as the Seagate Trusted Drives, represent additional opportunities for Wave's products to support and integrate these devices with the TPM elements in the PC.

  •
  The U.S. Department of Defense has issued numerous specifications requiring TPM-enabled devices for data security. For example, the U.S. Army, in their Consolidated Buy-2 (CB2) Desktop and Notebook minimum specifications for Army customers as published by the Army

    Small Computer Program, specifies the requirement for desktop and laptop personal computers to be equipped with new open security chip hardware called the Trusted Platform Module (TPM).

        In pursuing these opportunities, we recognize many significant challenges that must be overcome, including:

  •
  Tight enterprise IT budgets—overall economic conditions and industry specific data appear to indicate that, while enterprise security will be a priority, it will be challenged by tight budgets.

  •
  Long sales cycle due to continued lack of support for enterprise spending on security solutions—information security continues to be viewed as an IT issue versus a business issue.

  •
  Need to educate the marketplace of the advantages of utilizing hardware-based trusted platforms as a security solution.

  •
  Limited availability of capital resources—Wave continues to rely on financing the development of its business by issuing new equity (See Liquidity and Capital Resources section for a detailed discussion of financing activities during 2008).

  •
  A highly competitive landscape that includes competitors and potential competitors having substantially greater name recognition, customer bases, and financial, technical, and marketing resources than we do.

  •
  The challenges presented by the current economic downturn and the impact that may have in the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

        As more PC and chip OEMs have begun introducing their Trusted Platform offerings, management has focused on entering into licensing contracts pursuant to which the OEM licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with eight separate OEM partners. Revenue recognized on these contracts for the years ended December 31, 2008 and 2007 was approximately $8,284,000 and $5,971,000, respectively.

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

        Management is focusing on opportunities for its eTMS product suite to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions. Although we have met significant implementation challenges and long sales cycles with this effort, we have entered into contracts with Xerox Mortgage Services and SigniaDocs in the eMortgage services sector during 2008. We continue to pursue additional opportunities for the eTMS product line.

  Operating Expense Trends

        Selling, general and administrative expenses ("SG&A") increased from 2007 to 2008 as a result of expending considerable resources in the sales, marketing and business development and support activities during 2008, net of allocated non-cash, share-based compensation expenses incurred during 2008 and 2007 in accordance with SFAS 123(R). For the years ended December 31, 2008, 2007 and 2006, we have incurred approximately $16.8 million, $15.2 million and $12.6 million, in SG&A expenses, respectively. Non-cash, share-based compensation expenses allocated to SG&A for the years ended December 31, 2008, 2007 and 2006 were approximately $2.1 million, $1.2 million and $1.1 million, respectively.

        The activities supported by these expenditures include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

        Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing saleable products and markets for our technology. However, as a result of the cost savings initiatives begun during the last quarter of 2008 and the suspension of Wavexpress' TVTonic consumer media service, we expect overall sales and marketing expenditures, as well as, overall research and development expenditures to decrease, as compared with 2008. (See Liquidity and Capital Resources)

        The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in Item 8.

Critical Accounting Policies

        Wave's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to depreciation and amortization, revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, accounting for joint ventures, software development, contingencies and share based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 8—Financial Statements and Supplementary Data.

        Revenue Recognition—Wave's business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, eTMS software products and development contracts. Some of our sales arrangements include multiple-elements, and/or require significant modification or customization of our software.

        Wave follows the provisions of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated, Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

  LICENSES

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

        Cost of sales—licensing includes customer support, share-based compensation expense in accordance with FAS 123(R) and amortization of software and development costs. In order to enhance the comparability of its results of operations with other security software providers in the industry, Wave has reclassified cost of sales to a component of operating expenses. As a result, a gross profit analysis will not be presented.

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

Results of Operations

  Comparison of the years ended December 31, 2008 and 2007

        Wave had revenues of $8,809,815 and $6,306,960 for the years ended December 31, 2008, and 2007, respectively. Licensing revenues increased by $2,468,089, due primarily to higher volume of shipments of Wave's OEM customer products, primarily as a result of its OEM relationship with Dell, for which Wave receives royalty income. The increase was also due in part to an amendment of its software license agreement with Dell. Retroactive to November 1, 2008, the per-unit royalties that Wave receives for each OEM PC model shipping with Wave's EMBASSY Trust Suite software were increased by at least 100% per unit in recognition of prior development work performed by Wave. The amendment states that this increase in per unit royalty could be cancelled prospectively by Dell or Wave upon 30 days notice.

        Services revenue increased by $34,766 due to an increase in non-recurring government time-and-materials contracts.

        The table below sets forth the components that make up the revenue for the year ended December 31, 2008, and 2007:

	2008	2007	Increase/ (Decrease)	% Change
Licensing	$8,691,576	$6,223,487	$2,468,089	40%
Services	118,239	83,473	34,766	42%

Total Net Revenues	$8,809,815	$6,306,960	$2,502,855	40%

        Cost of sales, consisting primarily of customer support, share-based compensation expense in accordance with SFAS 123(R) and the amortization of software development costs, was $824,181, for the year ended December 31, 2008, compared to $811,970 for the same period in 2007. The change in costs of sales was due to an increase in customer support costs in connection with the increased license revenue during the year ended December 31, 2008 versus the prior year offset by a decrease in the amortization of software development costs. In order to enhance the comparability of its results of operations with other security software providers in the industry, Wave has reclassified cost of sales to a component of operating expenses. As a result, a gross profit analysis will not be presented.

        SG&A expenses for the year ended December 31, 2008, were $16,375,372 as compared to $15,222,896 for the comparable period of 2007, an increase of approximately 8%. The increase was due mainly to an increase in salaries and related benefits totaling approximately $331,000, associated with salary rate increases and headcount additions to accommodate additional sales, marketing, business development and support activities, which exceeded those during the year ended December 31, 2007. Non-cash, share-based compensation expense was approximately $1,202,000 at Wave and $107,000 at Wavexpress, in accordance with SFAS 123(R). This expense totaled approximately $1,125,000 for Wave and $105,000 for Wavexpress for the year ended December 31, 2007. In addition, telephone expenses increased approximately $462,000 over the prior year due to significantly higher bandwidth charges incurred as a result of expanding the broadband infrastructure in order to broadcast the 2008 Olympics. Also, professional fees—primarily consulting fees—increased approximately $299,000 and additional conference and trade show expenses of approximately $141,000 were incurred during the year ended December 31, 2008 versus the prior year 2007. Included in the SG&A expenses listed above are Wavexpress' selling, general and administrative expenses, which were $2,117,913 and $1,492,373 for the years ended December 31, 2008, and 2007, respectively. This 42% increase was due primarily to an increase in telephone expenses of approximately $408,000 over the prior year for the higher bandwidth charges noted above.

        The activities supported by SG&A expenses include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. Given the early stage nature of the markets for products that use our technology, we have expended and will continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing products and markets for our technology. We expect SG&A expenses to decrease in the near future reflecting our cost cutting initiatives undertaken during the last quarter of 2008 and the suspension of Wavexpress' TVTonic consumer media service. Actual SG&A expenditures may vary depending upon the future business needs of Wave.

        Research and development expenses for the year ended December 31, 2008, were $11,702,776, as compared to $10,557,937 for the comparable period of 2007, an increase of 11%. This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $922,000 associated with salary rate increases and headcount additions to accommodate additional research and development efforts that were undertaken since December 31, 2007. In addition, product development expenses—primarily language translation costs—increased approximately $165,000 during 2008 versus 2007. For the year ended December 31, 2008, non-cash, share-based compensation expense was approximately $661,000 at Wave and $106,000 at Wavexpress, in accordance with SFAS 123(R). This expense totaled approximately $634,000 for Wave and $85,000 for Wavexpress for the year ended December 31, 2007. Wavexpress' research and development expenditures included in the above were $1,564,698 and $1,416,832 for the years ended December 31, 2008, and 2007, respectively, for an increase of approximately 10%. The increase in Wavexpress R&D expense was due primarily to an increase in salaries and related benefits as noted above. We expect research and development expenses to decrease in the near future reflecting our cost cutting initiatives undertaken during the last quarter of 2008 and the suspension of Wavexpress' TVTonic consumer media service. Actual research and development expenditures may vary depending upon the future business needs of Wave.

        Operating expenses for the year ended December 31, 2008 include an impairment charge for the write-off of impaired assets, consisting primarily of computer equipment, of approximately $447,000 incurred as a result of the suspension of Wavexpress' TVTonic consumer media service.

        Interest income for the year ended December 31, 2008, was $26,134 as compared to $334,292 for the comparable period of 2007. The decrease in interest income is primarily attributable to lower average balances of Wave's money market accounts for the year ended December 31, 2008, compared with the same period in 2007.

        Interest expense for the year ended December 31, 2008 was $35,706 as compared to $-0- for the comparable period of 2007. The increase is primarily attributable to interest incurred on the new capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure during the year ended December 31, 2008, compared with the same period in 2007.

        Due to the reasons set forth above, our net loss for the year ended December 31, 2008 was $20,549,214 as compared to $19,951,551 for year ended December 31, 2007.

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

        The table below sets forth the components that make up the revenue for the year ended December 31, 2007 and 2006:

	2007	2006	Increase/ (Decrease)	% Change
Licensing	$6,223,487	$2,672,161	$3,551,326	132%
Services	83,473	444,220	(360,747)	(81)%

Total Net Revenues	$6,306,960	$3,116,381	$3,190,579	102%

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

Liquidity and Capital Resources

        Wave has incurred substantial operating losses since its inception, and as of December 31, 2008, has an accumulated deficit of $344,689,864. We also expect Wave will incur an operating loss for the calendar year of 2009. As of December 31, 2008, we had negative working capital of $6,322,056.

  Sources and Uses of Cash

        At December 31, 2008, we had $951,563 in cash and cash equivalents versus $3,714,030 as of December 31, 2007, resulting in a net decrease in cash of $2,762,467 for the year ended December 31, 2008. The table below shows the year-to-year comparison of the significant elements of cash used in or provided by operating, investing and financing activities and a reconciliation of each year's operating results reported in the statement of operations to the total decrease in cash in the years ended December 31, 2008 and 2007 and to the total increase in cash in the year ended December 31, 2006.

        As shown below, the total net change in cash over the last three years has fluctuated significantly from a net cash increase for the year ended December 31, 2006 of $5,959,972 to a net cash decrease for the year ended December 31, 2007 of $4,251,964 to a net cash decrease for the year ended December 31, 2008 of $2,762,467.

 Consolidated Statement of Cash Flow Data

	For the years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(20,549,214)	$(19,951,551)	$(18,785,273)

Compensation associated with issuance of stock options	2,105,941	1,969,271	1,556,042
Gain on decrease in value of warrant liability	—	—	(2,794)
Depreciation and amortization	395,253	355,884	663,033
Impairment of Wavexpress property and equipment	447,128	—	—

Total adjustments to reconcile net loss to cash used in operating activities	2,948,322	2,325,155	2,216,281

Proceeds from liquidation of other assets	—	—	63,973
Increase in prepaid expenses, receivables and other assets	(428,457)	(667,355)	(368,342)
Increase (decrease) in deferred revenue	1,195,019	(115,034)	(99,571)
Increase (decrease) in accounts payable and accrued expenses	4,402,514	217,971	(53,801)

Changes in assets and liabilities	5,169,076	(564,418)	(457,741)

Net cash used in operating activities	(12,431,816)	(18,190,814)	(17,026,733)

Cash flows from investing activities:
Acquisition of property and equipment	(232,512)	(618,672)	(328,604)

Net cash used in investing activities	(232,512)	(618,672)	(328,604)

Cash flows from financing activities:
Payments on capital lease obligation	(26,898)	—	—
Net proceeds from sale of preferred stock	2,688,372	—	—
Net proceeds from sale of common stock	7,011,013	14,229,331	22,428,249
Proceeds from employee options under stock plans	229,428	328,432	287,834
Payment in lieu of fractional shares in reverse stock split	(54)	(241)	(774)
Proceeds from the exercise of warrants	—	—	600,000

Net cash provided by financing activities	9,901,861	14,557,522	23,315,309

Net (decrease) increase in cash	$(2,762,467)	$(4,251,964)	$5,959,972

Supplemental cash flow information:
Non-cash financing activities:
Capital lease obligation for capital expenditures	$335,797	$—	$—

Cash paid during the year for:
Interest	$10,415	$—	$—

  Cash used in operations

        The amount of cash used in operations decreased to $12,431,816 for the year ended December 31, 2008 from $18,190,814 used for the year ended December 31, 2007, which increased from $17,026,733 used for the year ended December 31, 2006. As shown above, the fluctuations in cash used in operations were the result of the changes in the net losses in each of the three years ended December 31, 2008, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts which under generally accepted accounting principles, are not reported in the Statement of Operations.

  Adjustments to reconcile net loss to cash used in operating activities

        These amounts represent items reported in Wave's Consolidated Statement of Operations, that do not represent an outlay or receipt of cash in the year that they are reported, under generally accepted accounting principles. These items in the aggregate make up a significant portion of the differences between Wave's reported net loss year over year, versus the differences in the amount of cash used by Wave's operations over each of the periods. These items resulted in a net add-back to net loss of $2,948,322 for the year ended December 31, 2008 versus $2,325,155 for the year ended December 31, 2007 and $2,216,281 for the year ended December 31, 2006. The individual items that make up these adjustments are listed in the table above and described in greater detail in the Results of Operations and Other Income and Expense sections above. In addition, changes in asset and liability accounts, as shown above, represent additional sources or uses of cash in each of the three years. Accordingly, the overall net loss increased by $597,663 (to $20,549,214 from $19,951,551) for the year ended December 31, 2008 versus the year ended December 31, 2007, and cash used in operating activities decreased by $5,758,999 (to $12,431,816 from $18,190,814). In comparing the year ended December 31, 2007 to 2006, the overall net loss increased by $1,166,278 (to $19,951,551 from $18,785,273) for the year ended December 31, 2007 versus the year ended December 31, 2006, while cash used in operating activities increased by $1,164,081 (to $18,190,814 from $17,026,733).

  Cash Flows from investing activities

        As displayed in the table above, cash used in investing activities consisted of funds used to acquire capital assets totaling $232,512, $618,672 and $328,604 for the years ended December 31, 2008, 2007 and 2006, respectively. Wave expects to continue to acquire fixed assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue at approximately the same level as the 2008 expenditures. Net cash used for investing activities decreased by $386,160 as a result of lower capital expenditures, for the year ended December 31, 2008 versus the year ended December 31, 2007 and increased by $290,068 for the year ended December 31, 2007 versus the year ended December 31, 2006 as a result of higher capital expenditures.

  Cash Flows from financing activities

        Because Wave did not have sufficient cash on hand, nor did it generate sufficient revenues to fund the amount of cash used for operations and acquisition of capital assets for the years ended December 31, 2008, 2007 and 2006, we needed to finance much of our operations through the sale of newly issued equity securities as described below.

  Proceeds from Issuance of Newly Issued Equity Securities

  Sales of Preferred Stock

        On December 24, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 456 shares of newly designated 8% Series K Preferred Stock, par value $.01 ("Series K Preferred Stock"), to certain purchasers for an aggregate purchase price of $1,276,800. These shares were priced at $2,800 per share. Each purchaser was also issued a warrant to purchase up to 2,500 shares of Class A common stock for each share of Series K Preferred Stock purchased at an exercise price of $0.28 per share. Wave entered into a placement agency agreement with Security Research Associates, Inc. ("SRA") in which they acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 273,600 shares of Class A common stock at an exercise price of $0.28 per share. All of the warrants issued in connection with this offering expire in December 2011. Wave realized net proceeds of approximately $1,175,000 after deducting the placement agent fees of

$76,608 and additional legal and other fees associated with the issuance of these securities which totaled approximately $25,000.

        Each share of Series K Preferred Stock issued in connection with this offering was convertible into 10,000 shares of Class A common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $0.70. On February 5, 2009, all of the shares issued in connection with this offering automatically converted into Class A common stock as the average of the closing bid prices for the fifteen-day trading period ending February 5, 2009 was $0.706, exceeding the bid price target of $0.70 per share. The shares subscribed to on December 24, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On October 30, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 111 shares of newly designated Series J Convertible Preferred Stock, par value $.01 per share, plus warrants to purchase up to 2,220,000 shares of Class A common stock to certain purchasers for an aggregate purchase price of $721,500. Purchasers paid an amount equal to $6,500 per share of preferred stock and the corresponding warrants. This is based on a $4,000 per share liquidation value for each share of preferred stock plus an additional $0.125 for each share of common stock issuable upon exercise of the corresponding warrants. For each share of preferred stock purchased, the purchaser received a warrant to purchase 20,000 shares of common stock at an exercise price equal to $0.40. These warrants expire in October 2013. Each share of preferred stock is convertible into 10,000 shares of common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $1.00. On liquidation/dissolution, the Series J Preferred Stock will rank senior to the common stock, to the Series I Convertible Preferred Stock of the Company and to any other series of preferred stock that may hereafter be designated by the board of directors as junior to the Series J Preferred Stock. SRA entered into a placement agency agreement with Wave in which they acted as placement agent in connection with the offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also issued a warrant to SRA to purchase up to 66,600 shares of Class A common stock at an exercise price of $0.40 per share. This warrant expires in October 2011. Wave realized net proceeds of approximately $653,000 after deducting the placement agent fees of $43,290 and additional legal and other fees associated with the issuance of these securities which totaled approximately $25,000. The shares subscribed to on October 30, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On September 11, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 172 shares of newly designated 8% Series I Preferred Stock, par value $.01 ("Series I Preferred Stock"), to certain purchasers for an aggregate purchase price of $756,800. These shares were priced at $4,400 per share. SRA entered into a placement agency agreement with Wave in which they acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 103,200 shares of Class A common stock at an exercise price of $0.50 per share. This warrant expires in September 2011.Wave realized net proceeds of approximately $679,000 after deducting the placement agent fees of $45,408 and additional legal and other fees associated with the issuance of these securities which totaled approximately $33,000. On September 29, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 48 shares of Series I Preferred Stock, to certain purchasers for an aggregate purchase price of $211,200. These shares were priced at $4,400 per share. Wave realized net proceeds of approximately $181,000 after deducting legal and other fees associated with the issuance of these securities which totaled approximately $30,000.

        Each share of Series I Preferred Stock issued in connection with these two offerings is convertible into 10,000 shares of Class A common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $1.10. On liquidation/dissolution, the Series I Preferred Stock will rank senior to the common stock and to any other series of preferred stock that may hereafter be designated by the board of directors as junior to the Series I Preferred Stock. Dividends will accrue at 8% per annum, payable every six months in either cash or in shares of Wave common stock (at the Company's election) at a rate equal to $0.44 per share of Wave common stock. The shares subscribed to on September 29, 2008 and September 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

  Sales of Common Stock

        On August 11, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 1,368,333 shares of Class A common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $821,000. These shares were priced at $0.60 per share. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they acted as placement agent in connection with the offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also issued warrants to the purchasers to purchase up to 342,083 shares of Class A common stock at an exercise price of $0.65 per share. These warrants expire in August 2011. Wave also issued a warrant to SRA to purchase up to 82,100 shares of Class A common stock at an exercise price of $0.65 per share. This warrant expires in August 2011. Wave realized net proceeds of approximately $742,000 after deducting the placement agent fees of $49,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. The shares subscribed to on August 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

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

  Exercise of employee stock options

        On December 1, 2008 Wave issued 150,201 shares of Class A Common Stock to Wave and Wavexpress employees for $0.28 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $42,131, from the sale of these shares.

        On June 1, 2008 Wave issued 209,857 shares of Class A Common Stock to Wave and Wavexpress employees for $0.89 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $187,297, from the sale of these shares.

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

  Summary analysis of historical cash flows and future outlook

        It is evident from the table above that Wave's use of cash to fund operations has fluctuated significantly over the three-year period presented. The detailed discussion of this trend is presented in the analysis of the results of operations above. In addition, Wave needed to raise a significant amount of additional funds primarily from issuing new shares of preferred and common stock as detailed in the above discussion of cash flows from financing activities.

  Liquidity Requirements and Future Sources of Capital

        Wave estimates that its total expenditures to fund operations for the year ending December 31, 2009 will be approximately $22,000,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

        Expected sources of capital include the following:

  •
  cash on hand of $951,563 as of December 31, 2008

  •
  cash generated from sales and licensing of products

  •
  additional financings

        Given Wave's capital requirements for the year ending December 31, 2009 as indicated above, and our cash balance as of December 31, 2008, Wave will be required to raise additional capital to continue to fund its operations. On March 13, 2009, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 785,000 shares of Class A Common Stock, par value $0.01 per share, to certain purchasers for an aggregate purchase price of $431,750. These shares were priced at $0.55 per share. Wave also agreed to issue warrants to the subscribers to purchase up to 392,500 shares of Class A common stock at an exercise price of $0.55 per share. The warrants expire March 2012. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 47,100 shares of Class A common stock at an exercise price of $0.55 per share. The warrant expires in March 2012. Wave realized net proceeds of approximately $376,000 after deducting the placement agent fees of $25,905 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. The shares sold on March 13, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        We may obtain additional funding as needed, from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on April 18, 2008 and declared effective by the Commission on June 23, 2008. Approximately $19,600,000 in gross proceeds is available under the April 18, 2008 shelf registration statement, which may be utilized for future financings. We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

  Revenue outlook

        Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with OEM partners as described below. In addition, Wave received revenues from software development and other services. Total cash received from all revenue sources in 2008 was approximately $9,410,000 versus approximately $5,666,000 for 2007.

        In mid-October 2008, Wave completed a license agreement with Acer, Wave's eighth OEM partner and the world's third-largest PC vendor, to bundle Wave EMBASSY® software with Acer's new Veriton™ 670 business PCs. Wave is being paid a per unit royalty fee for each Acer shipment which includes Wave's software. Shipments in Europe and Asia began during the fourth quarter of 2008. U.S. shipments are expected to begin in early 2009.

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

        Wave's license and distribution agreements began to generate royalty revenue in the second quarter of 2006. The aggregate amount of royalty revenue from these arrangements was a significant contributor to Wave's revenue growth during 2007 and 2008. Revenue from these contracts in future years may also be material. We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products. In December 2008, Wave completed an amendment to its software license agreement with its largest OEM customer, Dell Products LP. Under the new arrangement, the per-unit royalties that Wave receives for each OEM PC model shipping with Wave's EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008. This increase in per unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice.

        We continued to experience license upgrade activity during 2008 as enterprise customers began to purchase the packages offered in connection with these distribution agreements. Billings for license upgrades amounted to approximately $960,000 for the year ended December 31, 2008. Given that Wave is in the early stages of its software upgrade and maintenance business and consistent with the Company's revenue recognition policies, Wave has not yet established vendor-specific objective evidence of the fair value of each undelivered element for its software and services. Accordingly, Wave's upgrade sales are being recorded as deferred revenue and then recognized generally over a 365-day period.

Wave recognized approximately $311,000 of license upgrade revenue during 2008. Wave recorded modest initial revenues from the sale of license upgrade packages during 2007.

  Known Trends and Uncertainties affecting future cash flows

        Because Wave does not have sufficient cash to fund operations for the year ending December 31, 2009, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2009. These activities have included the sale of 785,000 shares of common stock at $0.55 per share (and warrants to purchase up to 439,600 shares of common stock at an exercise price of $0.55 per share) for gross proceeds of $431,750 on March 13, 2009.

        We will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending December 31, 2009. The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives. Given the available cash currently on hand, including the net proceeds from the March 13, 2009 financing described above, and our revenue and expenditure forecast for the year ending December 31, 2009, we estimate that we will need at least $4,600,000 in additional cash, in order to continue as a going concern for the next twelve months ending December 31, 2009. The foregoing is based on maintaining current revenue levels for non-Dell sales and increasing Dell revenues for the year ending December 31, 2009 as a result of the amendment signed in December 2008 where the per-unit royalties that Wave receives for each OEM PC model shipping with Wave's EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008. This increase in per unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice. While the foregoing assumes current shipment volumes at the increased per-unit royalty rate throughout 2009 our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.

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

        Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products. Therefore, if Wave is not able to begin to generate significant revenues by December 31, 2009 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond December 31, 2009.

        The challenges presented by the current economic downturn may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

  Commitments

        Wave has a capitalized lease obligation for computer equipment due July 2013 of $308,899 and $-0- as of December 31, 2008 and 2007, respectively. The interest rate is 7.7% per annum. This lease obligation is collateralized by the related assets with a net book value of $-0- as of December 31, 2008 reflecting an impairment charge due to the suspension of Wavexpress' TVTonic consumer media services.

        Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$63,537	$128,628	$116,734	$—	$308,899
Operating lease commitments	1,038,893	1,137,072	624,226	—	2,800,191

Total commitments	$1,102,430	$1,265,700	$740,960	$—	$3,109,090

  Net Operating and Capital Loss Carryforwards

        As of December 31, 2008, Wave had available net operating and capital loss carryforwards for Federal income tax purposes of approximately $278.0 million, which expire beginning in 2009 through 2028. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating and capital loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following. As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

  Going Concern Opinion

        Wave's consolidated financial statements as of December 31, 2008 have been prepared under the assumption that we will continue as a going concern. Wave's independent registered public accounting firm, KPMG LLP, has issued a report dated March 16, 2009, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern. (See Note 2 to Wave's consolidated financial statements.)

Recent Accounting Pronouncements

        In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 ("EITF No. 08-4"). Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, shall be effective for us beginning after January 1, 2009. The potential impact of the adoption of this standard is not expected to be material to Wave's consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective for the Company as of November 15, 2008. The implementation of this standard did not have a material impact on Wave's consolidated financial statements.

        In January 2008, Wave adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Period-to-period changes in fair value are recorded in an entity's income statement. Wave has not elected the fair value option for eligible items.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 147"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard establishes a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value, establishes a framework for measuring fair value and expands required disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on Wave's consolidated financial statements. The potential impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is not expected to be material to Wave's consolidated financial statements. See Note 15 for additional fair value disclosures.

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

Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on their evaluation, our CEO and CFO have concluded, as of the date of such evaluation, that our disclosure controls and procedures are effective.

  Management's Annual Report on Internal Control Over Financial Reporting

        Wave's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. Wave's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Wave's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. There has been no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Wave's internal controls over financial reporting. In making its assessment, Wave's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control Integrated Framework". Based on this assessment, Wave's management concluded that, as of December 31, 2008, its internal control over financial reporting is effective based on those criteria. The independent registered public accounting firm that audited the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K has issued an opinion on the effectiveness of the Company's internal control over financial reporting.

Dated: March 16, 2009

WAVE SYSTEMS CORP.

By:	/s/ STEVEN K. SPRAGUE Name: Steven K. Sprague Title: President and Chief Executive Officer	By:	/s/ GERARD T. FEENEY Name: Gerard T. Feeney Title: Senior Vice President of Finance and Administration, Chief Financial Officer

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

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance of the Registrant

        Information concerning Wave's directors, executive officers, promoters and control persons will appear in Wave's Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption "Election of Directors." Such information is incorporated herein by reference.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in Wave's Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption "Compliance with Section 16(a) of the Exchange Act." Such information is incorporated herein by reference.

        Information concerning Wave's Audit Committee will appear in Wave's Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption "The Board of Directors and its Committees". Such information is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information regarding executive compensation will appear in Wave's Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption "Executive Compensation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in Wave's Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions and director independence will appear in Wave's Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information regarding Wave's principal accountant's fees will appear in Wave's Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2009, under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)    Financial Statements:

Page(s)
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for each of the years ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss) for each of the years ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Cash Flows for each of the years ended December 31, 2008, 2007 and 2006	F-7
Notes to Consolidated Financial Statements	F-8
(a)
(2)    Financial Statement Schedules:

  All schedules have been omitted since they are either not required or not applicable.

(a)
(3)    Exhibits:

Exhibit No.			Description of Exhibit
3.1	*	—	Restated Certificate of Incorporation of Wave, as amended (incorporated by reference to Exhibit 3.1 of Wave's Quarterly Report on Form 10-Q, filed on August 9, 2006, File No. 0-24752)
3.2	*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.1	*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.2	*	—	Form of Representative's Warrant Agreement, including the form of Representative's Warrant (incorporated by reference to Exhibit 4.2 of Wave's Registration Statement on Form S-1, File No. 33-75286).
4.3	*	—
Certificate of Designation of Series B Preferred Stock of Wave as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on June 6, 1996, File No. 0-24752)
4.4	*	—
Certificate of Designation of Series C Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on January 8, 1997, File No. 0-24752)
4.5	*	—
Certificate of Designation of Series D Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on June 3, 1997, File No. 0-24752)

Exhibit No.			Description of Exhibit
4.6	*	—	Certificate of Designation of Series F Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 9, 1997 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on October 15, 1997, File No. 0-24752)
4.7	*	—
Certificate of Designation of Series G Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on March 19, 1998, File No. 0-24752)
4.8	*	—
Certificate of Designation of Series H Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on April 30, 2003 (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed on May 5, 2003, File No. 0-24752)
4.9	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)
4.10	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)
4.11	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)
4.12	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)
4.13	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)
4.14	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)
4.15	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)
4.16	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)
4.17	*	—
Certificate of Designations of Series I Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on September 12, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on September 15, 2008, File No. 0-24752)
4.18	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed September 15, 2008, File # 0-24752)
4.19	*	—
Certificate of Designations of Series J Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 30, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on October 31, 2008, File No. 0-24752)

Exhibit No.			Description of Exhibit
4.20	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)
4.21	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)
4.22	*	—
Certificate of Designations of Series K Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on December 29, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on December 29, 2008, File No. 0-24752)
4.23	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)
4.24	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)
†10.1	*	—	Wave Systems Corp. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Wave's Form S-8 Registration Statement, filed on May 24, 2005)
10.2	*	—
Form of Subscription Agreement dated as of October 30, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on October 31, 2006, File # 0-24752)
10.3	*	—
Form of Subscription Agreement dated as of August 4, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2006, File # 0-24752)
10.4	*	—	Form of Subscription Agreement dated as of May 3, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on May 8, 2006, File # 0-24752)
10.5	*	—	Reserved
10.6	*	—
Securities Purchase Agreement dated as of December 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on December 7, 2005, File # 0-24752)
10.7	*	—
Securities Purchase Agreement dated as of August 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2005, File # 0-24752)
10.8	*	—
Securities Purchase Agreement dated as of March 15, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on March 17, 2005, File # 0-24752)
†10.9	*	—
Wave's Amended and Restated 1994 Stock Option Plan (incorporated by reference to Wave's Notice of Annual Meeting of Stockholders on Schedule 14A filed on April 18, 2007,as amended by the Schedule 14A filed on May 7, 2007)
†10.10	*	—
Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Wave's Notice of Annual Meeting of Stockholders on Schedule 14A filed on April 18, 2007, as amended by Schedule 14A filed on May 7, 2007)

Exhibit No.			Description of Exhibit
†10.11	*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
†10.12	*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).
†10.13	*	—
Employment Contract, dated November 10, 1998, between Steven Sprague and Wave (incorporated by reference to Exhibit 10.19 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).
10.14	*	—
Asset Purchase Agreement dated August 13, 2000, by and among Wave and Indigo Networks, LLC (incorporated by reference to Exhibit 99.1 of Wave's Current Report on Form 8-K, filed on September 15, 2000, File #0-24752)
10.15	*	—
Office Building Lease dated October 20, 2002 between Stevens Creek Investors, LLC and Wave (incorporated by reference to Exhibit 10.13 of Wave's Annual Report on Form 10-K, filed on March 31, 2003, File #0-24752)
10.16	*	—
Form of Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.15 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
10.17	*	—
First Amendment to Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.16 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
10.18	*	—
Termination Agreement and Mutual Release between Wave Systems Corp. and SSP Solutions, Inc. date September 30, 2002 (Incorporated herein by referenced to Exhibit 10.1 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)
10.19	*	—
Subordinated Convertible Promissory Note between Wave Systems Corp. and SSP Solutions, Inc. dated September 30, 2002 (Incorporated herein by referenced to Exhibit 10.2 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)
10.20	*	—
Share Purchase Agreement between Redwave plc, GlobalWave Group plc and Wave Systems Corp. dated June 19, 2002 (Incorporated herein by referenced to Exhibit 10.3 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)
10.21	*	—
GlobalWave Group plc Notice of Extraordinary General Meeting dated June 20, 2002 (Incorporated herein by referenced to Exhibit 10.4 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)
10.22	*	—
Joint Venture Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.20 of Wave's Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)
10.23	*	—
Stockholder Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.21 of Wave's Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)

Exhibit No.			Description of Exhibit
10.24	*	—	Securities Purchase Agreement dated as of July 30, 2004 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)
10.25	*	—
Additional Investment Right to Purchase 3,529,412 Shares of Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)
10.26	*	—
Series A Common Stock Purchase Warrant to Purchase 3,529,412 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.3 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)
10.27	*	—
Series B Common Stock Purchase Warrant to Purchase 882,353 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.4 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)
10.28	*	—	Placement Agency Agreement between Corpfin Inc. and Wave (incorporated by reference to Exhibit 10.5 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)
10.29	*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on May 5, 2006, File #0-24752)
10.30	*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2006, File #0-24752)
10.31	*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on October 31, 2006, File #0-24752)
10.32	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 99.1 of Wave's Current Report on Form 8-K, filed May 25, 2007, File # 0-24752)
10.33	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)
10.34	*	—
Placement Agency Agreement, dated as of February 29, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)
10.35	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)
10.36	*	—
Placement Agency Agreement, dated as of May 23, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)
10.37	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)
10.38	*	—
Placement Agency Agreement, dated as of June 30, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)
10.39	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

Exhibit No.			Description of Exhibit
10.40	*	—	Placement Agency Agreement, dated as of August 11, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)
10.41	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed September 15, 2008, File # 0-24752)
10.42	*	—
Placement Agency Agreement, dated as of September 11, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed September 15, 2008, File # 0-24752)
10.43	*	—
Restructuring Agreement dated September 23, 2008 by and among Wave, Wavexpress and Sarnoff Corporation (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed September 24, 2008, File # 0-24752)
10.44	*	—
Amended and Restated Stockholder Agreement, dated September 23, 2008 between Wave and Sarnoff Corporation (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed September 24, 2008, File # 0-24752)
10.45	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed September 30, 2008, File # 0-24752)
10.46	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)
10.47	*	—
Placement Agency Agreement, dated as of October 29, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)
10.48	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)
10.49	*	—
Placement Agency Agreement, dated as of December 24, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)
21.1	*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
23.1		—	Consent of Independent Registered Public Accounting Firm—KPMG LLP
31.1		—	Section 302 Certification by Steven K. Sprague, President and Chief Executive Officer
31.2		—	Section 302 Certification by Gerard T. Feeney, Chief Financial Officer
32.1		—	Section 906 Certification
99.1	*	—
Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the "First Purchase Agreement"), by and among Wave and the purchasers of the Series H Convertible Preferred Stock (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).

Exhibit No.			Description of Exhibit
99.2	*	—	Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the "Second Purchase Agreement"), by and between Wave and an individual purchaser (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).
99.5	*	—	Form of Warrant issued by Wave pursuant to the Second Purchase Agreement to the individual purchaser, dated as of April 30, 2003 (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).
99.6	*	—
Form of Warrant issued by Wave to the placement agent and sub-placement agents, dated as of April 30, 2003 (Incorporated by reference to Wave's Form S-3 filed on May 14, 2003 (Registration No. 333-99469)).
99.7	*	—	Letter Amendment to First Purchase Agreement and Second Purchase Agreement effected on August 11, 2003 (Incorporated by reference to Wave's Form 8-K filed on August 12, 2003).
99.8	*	—
Form of Letter Agreement to the Series H Convertible Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).
99.9	*	—	Form of Waiver to the Series H Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).
99.10	*	—
Securities Purchase Agreement, dated as of November 18, 2003, by and among Wave and purchasers of the Class A common stock. (Incorporated by reference to Wave's registration statement filed on Form S-3/A filed on February 12, 2004. (Registration No. 333-112017.))
99.11	*	—
Form of Warrant issued by Wave to each of the purchasers of the Class A Common Stock and the placement agents, dated as of November 18, 2003 with the schedule of holders attached thereto. (Incorporated by reference to Wave's Form 8-K/A filed on February 13, 2004).
99.12	*	—
Registration Rights Agreement by and among Wave and the purchasers of the Class A Common Stock, dated as of November 18, 2003. (Incorporated by reference to Wave's Form 8-K/A filed on February 13, 2004).
99.13	*	—	Demand Note, dated March 26, 2001 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.1 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.14	*	—	Demand Note, dated February 27, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.2 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.15	*	—	Demand Note, dated July 25, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.3 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
99.16	*	—	Demand Note, dated September 5, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.4 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

Exhibit No.			Description of Exhibit
99.17	*	—	Allonge to Demand Promissory Note, dated March 26, 2002 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.6 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)
99.18	*	—
Allonge to Demand Promissory Note, dated February 27, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.7 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)
99.19	*	—
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

Dated: March 16, 2009

WAVE SYSTEMS CORP.
By:	/s/ STEVEN K SPRAGUE Name: Steven K Sprague Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN K. SPRAGUE Steven K. Sprague	President, Chief Executive Officer and Director	March 16, 2009
/s/ JOHN E. BAGALAY, JR. John E. Bagalay, Jr.	Chairman	March 16, 2009
/s/ GEORGE GILDER George Gilder	Director	March 16, 2009
/s/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	March 16, 2009
/s/ NOLAN BUSHNELL Nolan Bushnell	Director	March 16, 2009
/s/ GERARD T. FEENEY Gerard T. Feeney	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer of the Registrant)	March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Wave Systems Corp.:

        We have audited the accompanying consolidated balance sheets of Wave Systems Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. We have also audited Wave System Corp.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Wave System Corp.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Wave Systems Corp.'s internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Wave Systems Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The accompanying consolidated financial statements have been prepared assuming that Wave Systems Corp. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Wave Systems Corp. has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Boston, Massachusetts
March 16, 2009

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$951,563	$3,714,030
Accounts receivable, net of allowance for doubtful accounts of $16,364 and $-0- at December 31, 2008 and 2007, respectively	1,701,829	1,165,385
Prepaid expenses	227,967	339,342

Total current assets	2,881,359	5,218,757
Property and equipment, net	408,440	682,512
Other assets	139,975	136,587

Total Assets	3,429,774	6,037,856

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	7,655,834	3,253,320
Current portion of capital lease payable	63,537	—
Deferred revenue	1,484,044	289,025

Total current liabilities	9,203,415	3,542,345
Long-term portion of capital lease payable	245,362	—

Total liabilities	9,448,777	3,542,345

Stockholders' Equity (Deficit):
8% Series I Convertible Preferred stock, $.01 par value. 220 shares issued and outstanding (liquidation preference of $968,000) in 2008 and -0- in 2007	2	—
Series J Convertible Preferred stock, $.01 par value. 91 shares issued and outstanding (liquidation preference of $364,000) in 2008 and -0- in 2007	1	—
8% Series K Convertible Preferred stock, $.01 par value. 456 shares issued and outstanding (liquidation preference of $1,276,800) in 2008 and -0- in 2007	5	—
Common Stock, $.01 par value. Authorized 150,000,000 shares as Class A; 58,877,968 shares issued and outstanding in 2008 and 49,744,327 in 2007	588,780	497,443
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 38,232 shares issued and outstanding in 2008 and 2007	382	382
Capital in excess of par value	338,081,691	325,481,336
Accumulated deficit	(344,689,864)	(323,483,650)

Total Stockholders' Equity (Deficit)	(6,019,003)	2,495,511

Total Liabilities and Stockholders' Equity (Deficit)	$3,429,774	$6,037,856

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2008, 2007, 2006

	2008	2007	2006
Net revenues:
Licensing	$8,691,576	$6,223,487	$2,672,161
Services	118,239	83,473	444,220

Total net revenues	8,809,815	6,306,960	3,116,381

Operating expenses:
Cost of sales—licensing	736,429	781,675	700,766
Cost of sales—services	87,752	30,295	282,905
Selling, general and administrative	16,375,372	15,222,896	12,598,389
Research and development	11,702,776	10,557,937	8,486,368
Write-off of impaired assets	447,128	—	—

Total operating expenses	29,349,457	26,592,803	22,068,428

Operating loss	(20,539,642)	(20,285,843)	(18,952,047)

Other income (expense):
Net interest income (expense)	(9,572)	334,292	163,980
Other income	—	—	2,794

Total other income (expense)	(9,572)	334,292	166,774

Net loss	(20,549,214)	(19,951,551)	(18,785,273)
Accretion of non-cash beneficial conversion feature on Series J and Series K convertible preferred stock	(657,000)	—	—
Net loss attributable to common stockholders	(21,206,214)	(19,951,551)	(18,785,273)

Loss per common share—basic and diluted	$(0.38)	$(0.43)	$(0.51)

Weighted average number of common shares outstanding during the year	55,379,118	46,660,794	36,735,059

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
													Accumulated Other Comprehensive Income
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2005	—	$—	—	$—	—	$—	31,113,918	$311,139	58,575	$586	$284,269,292	$(284,746,826)	$—	$(165,809)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(18,785,273)	—	(18,785,273)
Issuance of Class A Common Stock at $1.605 per share, less issuance cost of $216,291	—	—	—	—	—	—	2,782,866	27,829	—	—	4,222,383	—	—	4,250,212
Issuance of Class A Common Stock at $2.40 per share, less issuance cost of $281,561	—	—	—	—	—	—	2,012,500	20,125	—	—	4,528,314	—	—	4,548,439
Issuance of Class A Common Stock at $2.05 per share, less issuance cost of $261,968	—	—	—	—	—	—	2,336,752	23,367	—	—	4,505,007	—	—	4,528,374
Issuance of Class A Common Stock at $2.73 per share, less issuance cost of $500,814	—	—	—	—	—	—	3,517,230	35,172	—	—	9,066,052	—	—	9,101,224
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.9635 per share	—	—	—	—	—	—	82,706	827		—	161,566	—	—	162,393
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $2.0145 per share	—	—	—	—	—	—	62,269	623	—	—	124,818	—	—	125,441
Warrants Exercised at $2.16 per share, less issuance cost of $14,000	—	—	—	—	—	—	162,037	1,620	—	—	334,380	—	—	336,000
Warrants Exercised at $2.40 per share, less issuance cost of $11,000	—	—	—	—	—	—	114,583	1,146	—	—	262,854	—	—	264,000
Cash paid for fraction shares in reverse stock split	—	—	—	—	—	—	(431)	(4)	—	—	(770)	—	—	(774)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,556,042	—	—	1,556,042
Exchange of Class B Common Stock for Class A Common Stock	—	—	—	—	—	—	19,343	194	(19,343)	(194)	—	—	—	—

Balance as of December 31, 2006	—	$—	—	$—	—	$—	42,203,773	$422,038	39,232	$392	$309,029,938	$(303,532,099)	$—	$5,920,269
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,951,551)	—	(19,951,551)
Employee Stock Options Exercised at $2.43 per share	—	—	—	—	—	—	3,315	33	—	—	8,022	—	—	8,055
Issuance of Class A Common Stock at $2.05 per share, less issuance cost of $770,669	—	—	—	—	—	—	7,317,073	73,171	—	—	14,156,160	—	—	14,229,331
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.8275 per share	—	—	—	—	—	—	91,746	917	—	—	166,748	—	—	167,665
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.1985 per share	—	—	—	—	—	—	127,420	1,274	—	—	151,438	—	—	152,712

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss) (Continued)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
													Accumulated Other Comprehensive Income
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Exchange of Class B Common Stock for Class A Common Stock	—	—	—	—	—	—	1,000	10	(1,000)	(10)	—	—	—	—
Cash paid for fractional shares exchanged	—	—	—	—	—	—	—	—	—	—	(241)	—	—	(241)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,969,271	—	—	1,969,271

Balance as of December 31, 2007	—	$—	—	$—	—	$—	49,744,327	$497,443	38,232	$382	$325,481,336	$(323,483,650)	$—	$2,495,511
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,549,214)	—	(20,549,214)
Issuance of Class A Common Stock at $1.10 per share, less issuance cost of $270,959	—	—	—	—	—	—	3,173,500	31,735	—	—	3,188,156	—	—	3,219,891
Issuance of Class A Common Stock at $0.80 per share, less issuance cost of $138,180	—	—	—	—	—	—	2,151,250	21,513	—	—	1,561,307	—	—	1,582,820
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $0.8925 per share	—	—	—	—	—	—	209,857	2,098	—	—	185,199	—	—	187,297
Issuance of Class A Common Stock at $0.85 per share, less issuance cost of $131,793	—	—	—	—	—	—	1,880,500	18,805	—	—	1,447,827	—	—	1,466,632
Issuance of Class A Common Stock at $0.60 per share, less issuance cost of $79,330	—	—	—	—	—	—	1,368,333	13,684	—	—	727,986	—	—	741,670
Issuance of 8% Series I Preferred Stock at $4,400 per share, less issuance cost of $78,030	172	2	—	—	—	—	—	—	—	—	678,768	—	—	678,770
Issuance of 8% Series I Preferred Stock at $4,400 per share, less issuance cost of $30,000	48	—	—	—	—	—	—	—	—	—	181,200	—	—	181,200
Issuance of Series J Preferred Stock at $6,500 per share, less issuance cost of $68,290	—	—	111	1	—	—	—	—	—	—	214,528	—	—	214,529
Issuance of warrants to purchase Class A common stock in connection with the issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	422,697	—	—	422,697
Issuance of warrants to purchase Class A common stock to placement agent for services in connection with the Series J financing transaction	—	—	—	—	—	—	—	—	—	—	15,984	—	—	15,984
Series J Preferred Stock Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	155,400	(155,400)	—	—
Conversion of Series J Preferred Stock for Class A Common Stock	—	—	(20)	—	—	—	200,000	2,000	—	—	(2,000)	—	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $0.2805 per share	—	—	—	—	—	—	150,201	1,502	—	—	40,629	—	—	42,131
Issuance of 8% Series K Preferred Stock at $2,800 per share, less issuance cost of $101,608	—	—	—	—	456	5	—	—	—	—	941,602	—	—	941,607
Issuance of warrants to purchase Class A common stock in connection with the issuance of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	173,393	—	—	173,393
Issuance of warrants to purchase Class A common stock to placement agent for services in connection with the Series K financing transaction	—	—	—	—	—	—	—	—	—	—	60,192	—	—	60,192
Series K Preferred Stock Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	501,600	(501,600)	—	—
Cash paid for fraction shares in reverse stock split	—	—	—	—	—	—	—	—	—	—	(54)	—	—	(54)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	2,105,941	—	—	2,105,941

Balance as of December 31, 2008	220	$2	91	$1	456	$5	58,877,968	$588,780	38,232	$382	$338,081,691	$(344,689,864)	$—	$(6,019,003)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2008, 2007, 2006

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(20,549,214)	$(19,951,551)	$(18,785,273)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	395,253	355,884	663,033
Impairment of property and equipment	447,128	—	—
Gain on decrease in value of warrant liability	—	—	(2,794)
Compensation associated with issuance of stock options	2,105,941	1,969,271	1,556,042
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	1,195,019	(115,034)	(99,571)
Increase in accounts receivable	(536,444)	(529,533)	(301,193)
(Increase) decrease in prepaid expenses	111,375	(132,507)	(67,149)
(Increase) decrease in other assets	(3,388)	(5,315)	63,973
Increase (decrease) in accounts payable and accrued expenses	4,402,514	217,971	(53,801)

Net cash used in operating activities	(12,431,816)	(18,190,814)	(17,026,733)

Cash flows from investing activities:
Acquisition of property and equipment	(232,512)	(618,672)	(328,604)

Net cash used in investing activities	(232,512)	(618,672)	(328,604)

Cash flows from financing activities:
Payments on capital lease obligation	(26,898)	—	—
Net proceeds from issuance of preferred stock	2,688,372	—	—
Net proceeds from issuance of common stock	7,011,013	14,229,331	22,428,249
Proceeds from employee options under stock plans	229,428	328,432	287,834
Proceeds from exercise of warrants	—	—	600,000
Payment in lieu of fractional shares in reverse stock split	(54)	(241)	(774)

Net cash provided by financing activities	9,901,861	14,557,522	23,315,309

Net (decrease) increase in cash and cash equivalents	(2,762,467)	(4,251,964)	5,959,972
Cash and cash equivalents at beginning of year	3,714,030	7,965,994	2,006,022

Cash and cash equivalents at end of year	$951,563	$3,714,030	$7,965,994

Supplemental cash flow information:
Non-cash financing activities:
Capital lease obligation on property and equipment	$335,797	$—	$—

Cash paid during the year for:
Interest	$10,415	$—	$—

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

(2) Liquidity

        The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2008, has an accumulated deficit of $344,689,864. Wave is expected to incur an operating loss for the calendar year of 2009. As of December 31, 2008, Wave had negative working capital of $6,322,056.

        Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications. However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the year ending December 31, 2009.

        Because Wave does not have sufficient cash to fund operations for the year ending December 31, 2009; and given the uncertainties described above with respect to Wave's revenue outlook for 2009, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2009. These activities included the filing of a $25,000,000 S-3 shelf registration with the SEC on April 18, 2008, which was declared effective on June 23, 2008; and the subsequent sales of shares of preferred and common stock pursuant to this shelf registration statement during 2008 (See footnotes 7 and 8). Also, On March 13, 2009, Wave entered into subscription agreements with certain purchasers, pursuant to which Wave agreed to sell and issue 785,000 shares of its Class A common stock, par value $.01 per share, to such purchasers for an aggregate purchase price of $431,750. These shares were priced at $0.55 per share. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with this offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the purchasers to purchase up to 392,500 shares of Class A common stock at an exercise price of $0.55 per share. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 47,100 shares of Class A common stock at an exercise price of $0.55 per share. All of the warrants issued in connection with this offering expire in March 2012. Wave realized net proceeds of approximately $376,000 after deducting the placement agent fees of $25,905 and additional legal and other fees associated with the issuance of these securities, which totaled approximately $30,000. There remains approximately $19,600,000 in gross proceeds available under the April 18, 2008 shelf registration statement, which may be used for future financings although there can be no assurances that future financings will be attainable.

        Wave will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve months ending December 31, 2009.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Liquidity (Continued)

        Considering current cash balances, Wave projects that it has enough liquid assets to continue operating through April 2009. Wave estimates a need of a minimum of $4,600,000 of additional cash from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the year ending December 31, 2009.

        If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to its current cash position, capital needs over the next year and beyond, the fact that it has not at this time secured enough financing to fund operations through December 31, 2009 and beyond, and the uncertainty as to whether it will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave's ability to continue as a going concern.

(3) Significant Accounting Policies

  (a)
  Basis of Consolidation

        The consolidated financial statements include the financial statements of Wave, Wave Systems Holdings, Inc., a wholly owned subsidiary and Wavexpress, Inc. a majority-owned subsidiary (see note 11). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  (c)
  Method of Accounting for Joint Ventures

        Wave accounted for its investments in joint ventures using the equity method of accounting when its ownership interest in the joint venture is less than fifty percent and it is determined that Wave has the ability to exercise significant influence over the joint venture's operating and financial policies. The financial statements of joint ventures in which Wave owns greater than a fifty percent interest are consolidated with Wave's financial statements (see note 11).

  (d)
  Cash and Cash Equivalents

        Wave considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are custodial with two major financial institutions.

  (e)
  Accounts Receivable and Allowance For Doubtful Accounts

        Included in accounts receivable at December 31, 2008 and 2007 are amounts unbilled totaling $239,799 and $327,988, respectively.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

        The determination of the allowance for doubtful accounts is based on management's estimate of uncollectible accounts receivable. Management records specific reserves for receivable balances that are considered high risk due to known facts regarding the customer. Allowance for doubtful accounts amounted to $16,364 and $-0- at December 31, 2008 and 2007, respectively.

  (f)
  Concentrations of Credit Risks

        Sales to Wave's largest customer in 2008, 2007 and 2006, Dell, Inc., were approximately 80%, 71% and 35% of revenue, respectively. Accounts receivable at December 31, 2008, 2007 and 2006 included receivables from Dell, Inc. of $1,054,368, $652,572 and $272,825, respectively.

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

  (h)
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

        Wave accounts for income taxes under the asset and liability method. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2008 and 2007, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

  (i)
  Share-based Payments

        On January 1, 2006, Wave adopted Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment," ("SFAS No. 123(R)"), using the modified prospective transition method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

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

  (j)
  Research and Development and Software Development Costs

        Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires software development costs for products that have achieved commercial marketability to be capitalized subsequent to the establishment of a product's technological feasibility and prior to general release of the product. Wave did not capitalize any software development costs for 2008 or 2007 since all products in development have not had sufficient testing to determine commercial viability or acceptance by a particular customer such that they could be categorized as technologically feasible. Amortization of capitalized software costs for the years ended December 31, 2008, 2007 and 2006 was $-0-, $69,733 and $382,287, respectively.

  (k)
  Loss Per Share

        Basic net loss per common share has been calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders is calculated by adding the accretion of the beneficial conversion feature on convertible preferred stock to the net loss. Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options, convertible preferred stock and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share had their effect not been anti-dilutive for each of the years ended December 31, 2008, 2007 and 2006 were approximately 546,000 shares, 175,000 shares and 121,000 shares, respectively. Employee stock options, convertible preferred stock and other stock warrants to purchase approximately 10,238,000, 6,446,000 and 5,577,000 shares were outstanding for the years ended December 31, 2008, 2007 and 2006 respectively, but are not included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave's common shares and, therefore, their effect would have been anti-dilutive.

  (l)
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

  (m)
  Revenue Recognition

        Wave's business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, Wavexpress' broadband media distribution and eTMS software products and development contracts. Many of these sales arrangements include multiple-elements, and/or required significant modification or customization of Wave's software.

        Wave follows the provisions of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

LICENSES

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

        Cost of sales—licensing includes customer support, share-based compensation expense in accordance with FAS 123(R) and amortization of software and development costs. In order to enhance the comparability of its results of operations with other security software providers in the industry, Wave has reclassified cost of sales to a component of operating expenses. As a result, a gross profit analysis will not be presented.

  (n)
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

  (o)
  Recent Accounting Pronouncements

        In June 2008, FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 ("EITF No. 08-4"). Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, shall be effective for us beginning after January 1, 2009. The potential impact of the adoption of this standard is not expected to be material to Wave's consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective for the Company as of November 15, 2008. The implementation of this standard did not have a material impact on Wave's consolidated financial statements.

        In January 2008, Wave adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Period-to-period changes in fair value are recorded in an entity's income statement. Wave has not elected the fair value option for eligible items.

  (o)
  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard establishes a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value, establishes a framework for measuring fair value and expands required disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on Wave's consolidated financial statements. The impact of the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities is not expected to be material to Wave's consolidated financial statements. See Note 15 for additional fair value disclosures.

(4) Related Party Transactions

        In March 2003, Mr. Peter Sprague, who is the former Chairman of Wave, was appointed Chairman and Chief Executive Officer of Wavexpress. Mr. Sprague was paid $129,000 for each of the years ended December 31, 2008, 2007 and 2006, respectively in salary as an officer of Wavexpress. Mr. Peter Sprague is the father of Wave's President and Chief Executive Officer, Steven Sprague.

        On August 1, 1997, Michael Sprague became an employee of Wave and was paid a salary of $175,000, $187,500 and $150,000 for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, lease payments were made to Michael Sprague in the amount of $48,750 for the year ended December 31, 2006. These payments were for property occupied by Wavexpress and owned by Michael Sprague. This lease agreement was in effect for the period of April 15, 2006 through October 31, 2006. Michael Sprague is the brother of Steven Sprague and the son of Wave's former Chairman, Peter Sprague.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Property and Equipment

        Property and equipment as of December 31 consisted of the following:

	2008	2007
Computer equipment	$2,521,987	$3,806,573
Furniture, fixtures and improvements	218,151	298,843
Computer software	2,429,955	2,529,673

	5,170,093	6,635,089
Less: Accumulated depreciation and amortization	4,761,653	5,952,577

Total	$408,440	$682,512

        Computer software includes $1,812,631 and $1,864,256 of capitalized software development costs pursuant to SFAS 86 as of December 31, 2008 and 2007, respectively. Capitalized software pursuant to SFAS 86 is amortized over a three-year life using the straight-line method, once the product is ready to bring to market. Capitalized software is fully amortized at December 31, 2008.

        Depreciation and amortization expense on property and equipment amounted to approximately $395,000, $356,000 and $663,000 for the years ended December 31, 2008, 2007, 2006, respectively.

(6) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses as of December 31 consisted of the following:

	2008	2007
Accounts payable	$4,513,954	$747,737
Accrued consulting and professional fees	589,202	405,289
Accrued payroll and related costs	1,945,735	1,433,417
State & local taxes payable	225,798	296,784
Accrued software licenses	162,500	162,500
Other accrued expenses	218,645	207,593

Total accounts payable and accrued expenses	$7,655,834	$3,253,320

(7) Preferred Stock

        Wave has authorized the issuance of 2,000 shares of convertible preferred stock having a par value of $.01 per share. At December 31, 2008, a total of 767 shares of convertible preferred stock are issued and outstanding—220 shares of 8% Series I Convertible Preferred Stock, 91 shares of Series J Convertible Preferred Stock and 456 shares of 8% Series K Convertible Preferred Stock.

  (a)
  Series K Preferred Stock

        On December 24, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 456 shares of newly designated 8% Series K Convertible Preferred Stock, par value $.01 ("Series K Preferred Stock"), to certain purchasers for an aggregate purchase price of $1,276,800. These shares were priced at $2,800 per share. Each share of Series K Preferred Stock also included a warrant to purchase up to 2,500 shares of Class A common stock for each share of Series K Preferred Stock purchased at an exercise price of $0.28 per share. Wave entered into a placement agency

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Preferred Stock (Continued)

agreement with Security Research Associates, Inc. ("SRA") in which they acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 273,600 shares of Class A common stock at an exercise price of $0.28 per share. All of the warrants issued in connection with this offering expire in December 2011. Wave realized net cash proceeds of approximately $1,175,192 after deducting the placement agent fees of $76,608 and additional legal and other fees associated with the issuance of these securities which totaled approximately $25,000.

        On liquidation/dissolution, the Series K Preferred Stock would have ranked (a) pari passu with the Series J Convertible Preferred Stock of the Company and with any other series of preferred stock that may hereafter be designated by the board of directors as pari passu with the Series K Preferred Stock and (b) senior to the common stock and the Series I Convertible Preferred Stock of the Company and to any other series of preferred stock that may hereafter be designated by the board of directors as junior to the Series K Preferred Stock. The Series K Preferred Stock would have ranked junior on liquidation/dissolution to any series of preferred stock that may hereafter be designated by the board of directors as senior to the Series K Preferred Stock. The liquidation value of each share of Series K Preferred Stock would have been $2,800, plus all accrued dividends thereon. Dividends on the Series K Preferred Stock accrued on the initial liquidation preference amount of each share at an annual rate of 8%. Dividends are payable every six months out of any assets legally available to pay dividends when declared by Wave, or upon liquidation or conversion of the Series K Preferred Stock. Accrued dividends in connection with Series K Preferred Stock for the year ended December 31, 2008 were not material. The shares subscribed to on December 24, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        Pursuant to the Series K Convertible Preferred Stock Purchase Agreement (the "Series K Purchase Agreement"), each share of the Series K Preferred Stock issued in connection with this offering is convertible into 10,000 shares of Class A common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $0.70. The Series K Preferred Stock is convertible into 4,560,000 shares of Wave's Class A common stock at a conversion price of $0.28 per share. The excess of the estimated aggregate fair value of the Series K Preferred Stock upon conversion over the proceeds of the Series K Preferred Stock has been calculated as follows:

Class A common shares if converted	4,560,000
Closing price on December 24, 2008	$0.35

Aggregate fair value upon conversion	$1,596,000
Gross proceeds of Series K Preferred Stock	1,276,800

Excess fair value upon conversion	$319,200

        As part of the transaction, Wave issued to the investors and SRA warrants to purchase shares of Class A common stock, with an initial exercise price of $0.28 per share and a three (3) year life (the "Series K Warrants" and, together with Series K Preferred Stock, the "Series K Securities"). The Series K Warrants are exercisable for a total of 1,413,600 shares of Class A common stock beginning on the date of initial issuance. If exercised in full, the Series K Warrants would generate proceeds of up to an additional $395,808, at the exercise price.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Preferred Stock (Continued)

        In connection with the issuance of the Series K Securities, a beneficial conversion feature arises from the fact that the holders of the Series K Preferred Stock are able to acquire common stock of the Company at an effective conversion price that is less than the fair value as of the issuance date of December 24, 2008. Wave recorded a beneficial conversion feature discount of $501,600 in the quarter ended December 31, 2008, which was accreted on the closing date of the financing, as the Series K Preferred Stock was immediately convertible at the election of the holder thereof at any time. In addition, $233,585 was allocated to the Series K Warrants as an additional discount to the Series K Preferred Stock. After allocating $101,608 of commissions and fees on the Series K Preferred Stock, the remaining gross proceeds of $440,007 were allocated to the preferred stock. Wave followed the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27 in determining the beneficial conversion feature, whereby the proceeds were first allocated to the Series K Preferred Stock and the Series K warrants on a relative fair value basis. Wave utilized the Black-Scholes-Merton option pricing model to calculate the fair value of the Series K Warrants with the following assumptions:

Expected Life in years	3
Interest rate	1.1%
Volatility	89.2%
Dividend yield	0%

        As of December 31, 2008, the balance of the Series K Preferred Stock, net of all discounts, consisted of the following:

Gross offering proceeds	$1,276,800
Fees and commissions deducted from proceeds	(101,608)
Fair value of warrants issued to SRA	(60,192)

Net Series K Preferred Stock after all fees	1,115,000

Additional discounts:
Series K Warrants	(173,393)
Beneficial Conversion Feature (BCF)	(501,600)

Total additional discounts	(674,993)

Net Series K Preferred Stock after allocations	440,007

Accretion of discount related to BCF	501,600

Preferred Stock balance as of December 31, 2008	$941,607

  (b)
  Series J Preferred Stock

        On October 30, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 111 shares of newly designated Series J Convertible Preferred Stock, par value $.01 ("Series J Preferred Stock"), to certain purchasers for an aggregate purchase price of $721,500. These shares were priced at $6,500 per share. Each share of Series J Preferred Stock also included a warrant to purchase up to 20,000 shares of Class A common stock for each share of Series J Preferred Stock purchased at an exercise price of $0.40 per share. The warrants expire in October 2013. Wave entered into a placement agency agreement with Security Research Associates, Inc. ("SRA") in which they

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Preferred Stock (Continued)

acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 66,600 shares of Class A common stock at an exercise price of $0.40 per share. The warrant expires in October 2011. Wave realized net cash proceeds of approximately $653,210 after deducting the placement agent fees of $43,290 and additional legal and other fees associated with the issuance of these securities which totaled approximately $25,000.

        On liquidation/dissolution, the Series J Preferred Stock will rank senior to the common stock, to the Series I Convertible Preferred Stock and to any other series of preferred stock that may hereafter be designated by the board of directors as junior to the Series J Preferred Stock. The liquidation value of each share of Series J Preferred Stock is $4,000. The shares subscribed to on October 30, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        Pursuant to the Series J Convertible Preferred Stock Purchase Agreement (the "Series J Purchase Agreement"), each share of the Series J Preferred Stock issued in connection with this offering is convertible into 10,000 shares of Class A common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $1.00. The Series J Preferred Stock is convertible into 1,110,000 shares of Wave's Class A common stock at a conversion price of $0.65 per share. The excess of the proceeds of the Series J Preferred Stock over the estimated aggregate fair value of the Series J Preferred Stock upon conversion has been calculated as follows:

Class A common shares if converted	1,111,000
Closing price on October 30, 2008	$0.41

Aggregate fair value upon conversion	$455,100
Gross proceeds of Series J Preferred Stock	721,500

Excess gross proceeds upon conversion	$(266,400)

        As part of the transaction, Wave issued to the investors and SRA warrants to purchase shares of Class A common stock, with an initial exercise price of $0.40 per share. The investor warrants have a five (5) year life and the SRA warrants have a three (3) year life (the "Series J Warrants" and, together with Series J Preferred Stock, the "Series J Securities"). The Series J Warrants are exercisable for a total of 2,286,600 shares of Class A common stock beginning on the date of issuance. If exercised in full, the Series J Warrants would generate proceeds of up to an additional $914,640, at the exercise price.

        In connection with the issuance of the Series J Securities, a beneficial conversion feature arises from the fact that the holders of the Series J Preferred Stock are able to acquire common stock of the Company at an effective conversion price that is less than the fair value as of the issuance date of October 30, 2008. Wave recorded a beneficial conversion feature discount of $155,400 in the quarter ended December 31, 2008, which was accreted on the closing date of the financing, as the Series J Preferred Stock was immediately convertible at the election of the holder thereof at any time. In addition, $438,681 was allocated to the Series J Warrants as an additional discount to the Series J Preferred Stock. After allocating $68,290 of commissions and fees on the Series J Preferred Stock, the remaining gross proceeds of $59,129 were allocated to the preferred stock. Wave followed the Financial

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Preferred Stock (Continued)

Accounting Standards Board's Emerging Issues Task Force ("EITF") 98-5 and EITF 00-27 in determining the beneficial conversion feature, whereby the proceeds were first allocated to the Series J Preferred Stock and the Series J warrants on a relative fair value basis. Wave utilized the Black-Scholes-Merton option pricing model to calculate the fair value of the Series J Warrants with the following assumptions:

Expected Life in years (investor/SRA)	5/3
Interest rate (investor/SRA)	2.8%/1.8%
Volatility	89.2%
Dividend yield	0%

        As of December 31, 2008, the balance of the Series J Preferred Stock, net of all discounts, consisted of the following:

Gross offering proceeds	$721,500
Fees and commissions deducted from proceeds	(68,290)
Fair value of warrants issued to SRA	(15,984)

Net Series J Preferred Stock after all fees	637,226

Additional discounts:
Series J Warrants	(422,697)
Beneficial Conversion Feature (BCF)	(155,400)

Total additional discounts	(578,097)

Net Series J Preferred Stock after allocations	59,129
Accretion of discount related to BCF	155,400

Preferred Stock balance as of December 31, 2008	$214,529

  (c)
  Series I Preferred Stock

        On September 11, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 172 shares of newly designated 8% Series I Preferred Stock, par value $.01 ("Series I Preferred Stock"), to certain purchasers for an aggregate purchase price of $756,800. These shares were priced at $4,400 per share. Security Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 103,200 shares of Class A common stock at an exercise price of $0.50 per share. This warrant expires in September 2011. Wave realized net proceeds of approximately $679,000 after deducting the placement agent fees of $45,408 and additional legal and other fees associated with the issuance of these securities which totaled approximately $33,000. On September 29, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 48 shares of Series I Preferred Stock, to certain purchasers for an aggregate purchase price of $211,200. These shares were priced at $4,400 per share. Wave realized net proceeds of approximately $181,000 after deducting legal and other fees associated with the issuance of these securities which totaled approximately $30,000.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Preferred Stock (Continued)

        Each share of Series I Preferred Stock issued in connection with these two offerings is convertible into 10,000 shares of Class A common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $1.10. On liquidation/dissolution, the Series I Preferred Stock will rank senior to the common stock and to any other series of preferred stock that may hereafter be designated by the board of directors as junior to the Series I Preferred Stock. Dividends will accrue at 8% per annum, payable every six months in either cash or in shares of Wave common stock (at the Company's election) at a rate equal to $0.44 per share of Wave common stock. Dividend expense in connection with converted Series I Preferred Stock for year ended December 31, 2008 totaled $22,929. The shares subscribed to on September 29, 2008 and September 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

(8) Common Stock

        On August 11, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 1,368,333 shares of Class A common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $821,000. These shares were priced at $0.60 per share. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they acted as placement agent in connection with the offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also issued warrants to the purchasers to purchase up to 342,083 shares of Class A common stock at an exercise price of $0.65 per share. These warrants expire in August 2011. Wave also issued a warrant to SRA to purchase up to 82,100 shares of Class A common stock at an exercise price of $0.65 per share. This warrant expires in August 2011. Wave realized net proceeds of approximately $742,000 after deducting the placement agent fees of $49,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. The shares subscribed to on August 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

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

        On May 23, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,151,250 shares of Class A Common Stock, par value $.01 per share, to certain

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Common Stock (Continued)

purchasers for an aggregate purchase price of $1,721,000. These shares were priced at $0.80 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 537,812 shares of Class A common stock at an exercise price of $0.85 per share. These warrants expire in May 2011. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 129,075 shares of Class A common stock at an exercise price of $0.85 per share. This warrant expires in November 2009. Wave realized net proceeds of approximately $1,587,000 after deducting the placement agent fees of $103,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $31,000. The shares sold on May 23, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Common Stock (Continued)

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Common Stock (Continued)

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

        On December 1, 2008 Wave issued 150,201 shares of Class A Common Stock to Wave and Wavexpress employees for $0.28 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $42,131, from the sale of these shares.

        On June 1, 2008 Wave issued 209,857 shares of Class A Common Stock to Wave and Wavexpress employees for $0.89 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $187,297, from the sale of these shares.

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

(9) Share-based Compensation

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Share-based Compensation (Continued)

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

        Wave adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, Wave's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006 was $2,105,941, $1,969,271 and $1,556,042, respectively. SFAS 123(R) requires that the classification of the cost of share based compensation, in the statement of operations, is consistent with the nature of the services being rendered in exchange for the share based payment.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Share-based Compensation (Continued)

        The following table summarizes the effect of share based compensation in Wave's statement of operations for the years ended December 31:

	2008	2007
Cost of Sales	$28,896	$19,247
Selling, General & Administrative	1,309,729	1,230,392
Research & Development	767,316	719,632

Total	$2,105,941	$1,969,271

        Wave uses the Black-Scholes-Merton option pricing model to value stock options. The Black-Scholes-Merton model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the company's stock price, the weighted-average risk-free interest rate and the weighted-average expected term of the options. As Wave does not pay dividends on it Class A common stock, the dividend rate variable in the Black-Scholes-Merton model is zero. The following values for the indicated variables were used to value options granted during the years ended December 31:

	2008		2007
	Stock Option Plans	Stock Purchase Plan	Stock Option Plans	Stock Purchase Plan
Expected Term (in years)	5 Years	6 Months	5 Years	6 Months
Risk-free Rate—range	2.34%–3.33%	0.44%–1.99%	3.49%–5.07%	3.28%–4.98%
Risk-free Rate—wt. avg.	2.81%	1.34%	4.66%	4.88%
Expected Volatility—range	83.7%–97.9%	44.8%–69.2%	92.2%–95.0%	44.9%–71.3%
Expected Volatility—wt. avg.	97.38%	54.97%	93.93%	58.35%
Dividend Yield	0%	0%	0%	0%

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

        The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. For Wave's stock option plans, it is based upon an analysis of the historical behavior of option holders during the period from January 1, 2003 to December 31, 2008. Management believes historical data is representative of future exercise behavior. For Wave's Employee Stock Purchase Plan, the expected term of six months, is the length of each purchase period, pursuant to the plan.

        As stock-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS No. 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) on January 1, 2006 is reduced for estimated forfeitures. The estimated forfeiture rate used in the calculation of share-based compensation expense was approximately 19% for the years ended December 31, 2008 and 2007. The estimated forfeiture rates

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Share-based Compensation (Continued)

used in the calculation of share-based compensation expense ranged from approximately 18% to 19% for the year ended December 31, 2006. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

        A summary of option activity for all Wave option plans through December 31, 2007 follows:

	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of year	6,916,478	$6.80	4,825,928	$8.97	4,122,870	$11.46
Granted	932,300	1.67	2,313,667	2.15	1,048,517	1.91
Forfeited	(507,127)	2.00	(127,913)	2.31	(114,025)	2.83
Expired	(813,355)	8.42	(91,889)	10.25	(231,434)	24.51
Exercised	—		(3,315)	2.43	—

Balance at end of year	6,528,296	6.24	6,916,478	6.80	4,825,928	8.97

Exercisable at end of year	4,311,378	$8.44	3,936,647	$10.33	3,329,847	$11.94

Additional shares available for grant at end of year	3,970,837		3,933,187		1,930,265

        The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $1.24, $1.59 and $1.46, respectively.

        The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2008 were 5.8 and 5.0 years, respectively.

        As of December 31, 2008, unrecognized stock-based compensation related to stock options was approximately $1,202,000. At December 31, 2008, the weighted average period this cost is expected to be expensed is 1.8 years. The total fair value of shares that vested during the years ended December 31, 2008, 2007 and 2006 was approximately $1,988,000, $1,561,000 and $1,788,000, respectively.

        As of December 31, 2008, the intrinsic value of outstanding, vested and currently exercisable share options was $-0-.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Share-based Compensation (Continued)

        The following table summarizes information about stock options outstanding under the Wave stock options plans as of December 31, 2008:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Exercise Price Range	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25–$2.00	2,778,916	7.7	$1.85	1,074,170	$1.90
$2.01–$3.00	1,476,915	6.4	2.54	964,743	2.61
$3.01–$4.25	371,166	5.7	3.26	371,166	3.26
$4.26–$5.50	538,952	4.4	4.97	538,952	4.97
$5.51–$10.00	356,422	3.1	6.24	356,422	6.24
$10.01–$22.50	528,174	1.6	12.55	528,174	12.55
$22.51–$112.50	477,751	1.1	39.99	477,751	39.99

	6,528,296	5.8	$6.24	4,311,378	$8.44

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

        Stock option activity during 2008, 2007 and 2006 is as follows:

	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at Beginning of year	624,663	$1.23	637,163	$1.23	691,896	$1.23
Granted	—	—	—	—	—	—
Canceled	—	—	(12,500)	1.20	(54,733)	1.20

Balance at end of year	624,663	1.23	624,663	1.23	637,163	1.23

Exercisable at end of year	624,663	$1.23	624,663	$1.23	633,830	$1.23

Additional shares available for grant at end of year	1,847,560		1,847,560		1,835,060

        No options were granted under the Wavexpress stock option plan during the years ended December 31, 2008, 2007 and 2006.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Share-based Compensation (Continued)

        The following table summarizes information about Wavexpress' stock options outstanding at December 31, 2008:

	Options Outstanding
		Weighted Average Remaining Contractual Life (in years)		Options Exercisable
Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.20	616,466	3.1	$1.20	616,466	$1.20
$3.00–$4.50	8,197	1.6	3.37	8,197	3.37

$1.20–$4.50	624,663	3.1	$1.23	624,663	$1.23

  Employee Stock Purchase Plan

        In November 2004, the Board of Directors adopted the Wave Systems Corp. 2004 Employee Stock Purchase sold to eligible employees at a 15% discount from the market value of the shares. The Purchase Plan was ratified by a shareholder vote at Wave's 2005 annual shareholder meeting on May 23, 2005. Under the terms of the Purchase Plan, employees may elect to have withheld, up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave Common Stock. Offering periods commence on May 1st and December 1st and are for a period of six months. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. Approximately 22%, 34% and 37% of eligible employees participated in the Purchase Plan for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008 employees purchased 360,058 shares of Wave Class A Common Stock at an average share price of $0.64 per share, for an aggregate of $229,428 in proceeds to Wave. For the year ended December 31, 2007 employees purchased 219,166 shares of Wave Class A Common Stock at an average share price of $1.46 per share, for an aggregate of $328,432 in proceeds to Wave. For the year ended December 31, 2006 employees purchased 144,975 shares of Wave Class A Common Stock at an average share price of $1.99 per share, for an aggregate of $287,834 in proceeds to Wave.

(10) Warrants

        On December 24, 2008, Wave issued warrants to investors to purchase up to 1,140,000 shares of Class A common stock pursuant to which Wave sold and issued 456 shares of 8% Series K Convertible Preferred Stock, par value $.01 per share for an aggregate purchase price of $1,276,800. The warrants are exercisable at an exercise price of $0.28 per share and expire on December 24, 2011. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $319,200, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 273,600 shares of Class A common stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.28 per share and expire on December 24, 2011. If exercised in full, the warrants granted to the placement agent may generate up to an additional $76,608, at the exercise price. All of the warrants granted in connection with the December 24, 2008 financing remain outstanding as of December 31, 2008.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Warrants (Continued)

        On October 30, 2008, Wave issued warrants to investors to purchase up to 2,220,000 shares of Class A common stock pursuant to which Wave sold and issued 111 shares of Series J Convertible Preferred Stock, par value $.01 per share for an aggregate purchase price of $721,500. The warrants are exercisable at an exercise price of $0.40 per share and expire on October 30, 2013. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $888,000, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 66,600 shares of Class A common stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.40 per share and expire on October 30, 2011. If exercised in full, the warrants granted to the placement agent may generate up to an additional $26,640, at the exercise price. All of the warrants granted in connection with the October 30, 2008 financing remain outstanding as of December 31, 2008.

        On September 11, 2008, Wave issued to a placement agent warrants to purchase up to 103,200 shares of Class A common stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 172 shares of 8% Series I Preferred Stock, par value $.01 per share for an aggregate purchase price of $756,800. The warrants are exercisable at an exercise price of $0.50 per share and expire on September 11, 2011. If exercised in full, the warrants granted in connection with this financing may generate up to an additional $51,600, at the exercise price. All of the warrants granted in connection with the September 11, 2008 securities purchase agreement remain outstanding as of December 31, 2008.

        On August 11, 2008, Wave issued warrants to investors to purchase up to 342,083 shares of Class A common stock pursuant to which Wave sold and issued 1,368,333 shares of Class A common stock, par value $.01 per share for an aggregate purchase price of $821,000. The warrants are exercisable at an exercise price of $0.65 per share and expire on August 11, 2011. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $222,354, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 82,100 shares of Class A common stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.65 per share and expire on February 11, 2010. If exercised in full, the warrants granted to the placement agent may generate up to an additional $53,365, at the exercise price. All of the warrants granted in connection with the August 11, 2008 financing remain outstanding as of December 31, 2008.

        On June 30, 2008, Wave issued warrants to investors to purchase up to 470,125 shares of Class A common stock pursuant to which Wave sold and issued 1,880,500 shares of Class A common stock, par value $.01 per share for an aggregate purchase price of $1,598,425. The warrants are exercisable at an exercise price of $0.90 per share and expire on June 30, 2011. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $423,113, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 112,830 shares of Class A common stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.90 per share and expire on December 31, 2009. If exercised in full, the warrants granted to the placement agent may generate up to an additional $101,547, at the exercise price. All of the warrants granted in connection with the June 30, 2008 financing remain outstanding as of December 31, 2008.

        On May 23, 2008, Wave issued warrants to investors to purchase up to 537,812 shares of Class A common stock pursuant to which Wave sold and issued 2,151,250 shares of Class A common stock, par

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Warrants (Continued)

value $.01 per share for an aggregate purchase price of $1,721,000. The warrants are exercisable at an exercise price of $0.85 per share and expire on May 23, 2011. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $457,140, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 129,075 shares of Class A common stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.85 per share and expire on November 23, 2009. If exercised in full, the warrants granted to the placement agent may generate up to an additional $109,714, at the exercise price. All of the warrants granted in connection with the May 23, 2008 financing remain outstanding as of December 31, 2008.

        On February 29, 2008, Wave issued warrants to investors to purchase up to 952,050 shares of Class A common stock pursuant to which Wave sold and issued 3,173,500 shares of Class A common stock, par value $.01 per share for an aggregate purchase price of $3,490,850. The warrants are exercisable at an exercise price of $1.15 per share and expire on February 29, 2013. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $1,094,858, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 190,410 shares of Class A common stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $1.33 per share and expire on February 29, 2010. If exercised in full, the warrants granted to the placement agent may generate up to an additional $253,245, at the exercise price. All of the warrants granted in connection with the February 29, 2008 financing remain outstanding as of December 31, 2008.

        In connection with an agreement that Wave entered into with an outside software development consultant, on August 7, 2007, Wave issued a warrant to purchase up to 5,000 shares of Class A Common Stock at a price of $1.99 per share. The fair market value of these warrants was approximately $7,300 and was recorded as consultant expense in 2007. This warrant became exercisable on August 7, 2008 and expires August 7, 2012.

        On May 24, 2007, Wave issued to a placement agent warrants to purchase up to 365,853 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 7,317,073 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $15,000,000. The warrants are exercisable at an exercise price of $2.58 per share and expire on May 24, 2009. If exercised in full, the warrants granted in connection with this financing may generate up to an additional $943,901, at the exercise price. The warrants may also be exercised on a cashless basis. All of the warrants granted in connection with the May 24, 2007 securities purchase agreement remain outstanding as of December 31, 2008.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Warrants (Continued)

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

        On February 15, 2006, Wave granted warrants to purchase up to 516,956 shares of Class A common stock at an exercise price of $2.16 in connection with a financing competed as of that date (See Footnote 7—Common Stock). The warrants were exercisable for a period of six months following the date of issuance. On May 8, 2006, warrants to purchase 162,037 shares were exercised on May 8, 2006, at the exercise price of $2.16 per share. Wave received net proceeds of $336,000, after deducting placement agent fees of $14,000, for the exercise of these warrants. The remaining warrants to purchase 354,919 shares expired unexercised on August 16, 2006.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Warrants (Continued)

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

        On April 30, 2003, Wave granted the Series H Warrants to purchase shares of Class A Common Stock, with an initial exercise price of $3.39 per share and a five (5) year life. Initially, the Series H Warrants were exercisable for a total of 1,202,852 shares of Class A Common Stock on the trading day following the date of Wave's 2003 annual meeting of stockholders. During September 2003 the terms of the Series H Purchase Agreement and other documents governing the Series H Stock and the Series H Warrants were modified. As of December 31, 2003, 877,438 shares of Class A Common Stock were issued in connection with the exercise of Series H Warrants for net proceeds of $2,565,167. Series H Warrants to acquire 21,930 shares of Class A Common Stock expired unexercised in April 2008.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Warrants (Continued)

        A summary of warrants outstanding at December 31, 2008, follows:

	Warrants Outstanding
		Weighted Average Remaining Contractual Life (in years)		Warrants Exercisable
Exercise Price	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.25–$0.50	3,803,400	4.1	$0.36	3,803,400	$0.36
$0.51–$1.00	1,674,025	2.2	$0.82	1,674,025	$0.82
$1.01–$2.00	1,147,460	3.7	$1.18	1,147,460	$1.18
$2.01–$4.35	402,308	0.5	$2.63	402,308	$2.63

	7,027,193	3.3	$0.73	7,027,193	$0.73

(11) Wavexpress

        Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation. On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999. Under the original joint venture agreement, Sarnoff and its affiliates received a 40% equity stake in Wavexpress. Wave received a 53% equity interest, and its affiliates, who purchased founders stock in April 1999 for a nominal amount, owned the remaining 7% of the outstanding capital stock. The affiliates of Wave include Peter Sprague, the former Chairman of Wave and Steven Sprague, the Chief Executive Officer of Wave, certain members of the Board of Directors of Wave and certain Wave employees.

        On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide "download and play" services. As of December 31, 2008, the New York, NY facility is closed. The engineering staff has been terminated. A small engineering and management staff will remain in place at the Cupertino, CA office in order to support efforts to license or sell the Wavexpress technology to third parties. An impairment charge of $447,128 was recorded to reflect the write-off of impaired assets, consisting primarily of computer equipment, including equipment collateralizing a capital lease obligation (see note 12). This impairment charge has been presented in the Wavexpress broadband media distribution products and services segment (see note 16).

        Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share. Through December 31, 2008, Wave has funded Wavexpress with approximately $45,643,000 in cash, plus approximately $25,857,000 in accrued interest. Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share. These amounts are eliminated in consolidation.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Wavexpress (Continued)

        As of December 31, 2008, Wave owned 97.2% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis). None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress' balance sheet and operating results in its consolidated financial statements. Wavexpress has incurred net operating losses of $4.1 million, $2.9 million and $2.4 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

(12) Commitments and Contingencies

  Operating Leases

        Summarized below is a listing of properties leased by Wave pursuant to non-cancelable operating leases. Wave's principal research and development activities are conducted at the Princeton and Cupertino facilities. Wave's broadband media distribution services, offered through Wavexpress, are conducted primarily at the New York facility. On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide "download and play" services.

Location	Annual Lease Cost	Lease Expiration Date
Lee, MA	$149,122	Aug. 2010
Princeton, NJ	171,623	Dec. 2009
Cupertino, CA	524,408	Feb. 2013
Orvault, France	67,260	Sep. 2010
New York, NY(1)	126,480	Oct. 2009

Total	$1,038,893

    (1)
    Wavexpress facility

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2008 are as follows:

2009	$1,038,893
2010	614,826
2011	522,246
2012	534,487
Thereafter	89,739

Total minimum lease payments	$2,800,191

        Rent expense for the years ended December 31, 2008, 2007, 2006 amounted to approximately $1,134,000, $916,000 and $790,000, respectively.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Commitments and Contingencies (Continued)

  Capital Leases

        Wave has a capitalized lease obligation for computer equipment due July 2013 of $308,899 and $-0- as of December 31, 2008 and 2007, respectively. The interest rate is 7.7% per annum. This lease obligation is collateralized by the related assets with a net book value of $-0- as of December 31, 2008 reflecting an impairment charge due to the suspension of Wavexpress' TVTonic consumer media services (see note 11).

        Future minimum lease payments under this non-cancelable capital lease as of December 31, 2008 are as follows:

2009	$84,921
2010	78,529
2011	78,529
2012	78,529
Thereafter	45,808

Total minimum lease payments	366,316
Less: Amount representing interest	(57,417)

Balance at December 31, 2008	$308,899

  Purported Class Actions

        A consolidated amended class action complaint was pending in the United States District Court for the District of Massachusetts, naming Wave, its Chief Executive Officer and its Chief Financial Officer as defendants. Brumbaugh et al. v. Wave Systems Corp. et al., Civ. No. 04-30022 (D. Mass.) (MAP).

        The purported class action had been filed by alleged purchasers of Wave's Class A Common Stock during the purported class period July 31, 2003 through February 2, 2004. The complaint claimed that Wave and the named individuals violated Section 10(b) of the Securities Exchange Act of 1934 (the "1934 Act"), Rule 10(b)-5 promulgated there under and Section 20(a) of the 1934 Act by publicly disseminating materially false and misleading statements, relating to Wave's agreements with Intel and IBM. The complaint did not specify the amount of alleged damages plaintiffs sought to recover.

        In January 2006, the Court granted in part and denied in part defendants' motion to dismiss. The court dismissed two but let stand seven alleged misrepresentations or omissions. This was not a finding of fault or liability, it was a decision not entirely to dismiss plaintiffs' pleading.

        Without admitting liability, the defendants reached a mediated settlement in principle of all claims asserted by the plaintiffs. On January 10, 2007, the Court issued an Order and Final Judgment approving the settlement and dismissing the action with prejudice. Wave's insurer paid the plaintiffs a total of $1,750,000 in exchange for the dismissal with prejudice and release of the claims against all defendants.

(13) Income Taxes

        The Company did not provide for any income tax expense or (benefit) for the years ending December 31, 2008, 2007 and 2006.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        The following table summarizes the significant differences between the United States federal statutory tax rate and the Company's effective tax rate for financial statement reporting purposes:

	2008	2007	2006
Statutory tax rate	34%	34%	34%
Stock-based compensation on ISO's	(3)	(3)	(3)
Beneficial conversion feature on preferred stock	(1)	(0)	(0)
Change in valuation allowance	(30)	(31)	(31)

Total	—%	—%	—%

        The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating and capital loss carryforwards	$105,624,154	$105,680,000
Accrued expenses	940,000	425,000
Intangibles	365,000	446,000
Reserves	945,000	945,000
Depreciation	458,000	467,000

Total gross deferred tax assets	108,332,154	107,963,000
Less valuation allowance	(108,332,154)	(107,963,000)

Net deferred tax asset	$—	$—

        The valuation allowance increased by approximately $0.4 million and $7.8 million, during the years ended December 31, 2008 and 2007, respectively.

        Management has concluded that it is more likely than not that Wave will not have sufficient taxable income of an appropriate character within the carryback and carryforward periods permitted by current law to allow for the utilization of the deferred tax assets and, therefore, a valuation allowance has been established against the deferred tax assets of $108,332,000 as of December 31, 2008. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2008 will be allocated as follows: $107,591,000 to continuing operations and $741,000 to additional paid-in capital for amounts attributable to exercise of employee stock options.

        Wave has federal and state net operating loss carryforwards of approximately $278.0 million, which expire beginning in 2009 through 2028. Wave also has capital loss carryforwards for tax return purposes of approximately $7.5 million, which expire in 2009 and 2010. Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave's net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period. Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption did not result in an adjustment to retained earnings due to the Company's full valuation allowance against its net deferred tax asset.

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits
Balance at January 1, 2008	$9,428,187
Increases related to current year tax positions	1,925,167

Balance at December 31, 2008	$11,353,354

        The unrecognized tax benefits, if recognized, would not affect the Company's effective tax rate because the Company has recorded a full valuation allowance against its net deferred tax assets.

        The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files United States Federal and state income tax returns. In general, the statute of limitations with respect to the Company's United States Federal income taxes has expired for years prior to 2005, and the relevant state statutes vary. However, preceding years remain open to examination by United States Federal and state taxing authorities to the extent of future utilization of net operating losses and capital losses generated in each preceding year. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2009. As described above, utilization of the Company's loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code. Any limitation may result in expiration of a portion of the net operating and capital loss carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

(14) Defined Contribution Plan

        Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2008, 2007 or 2006.

(15) Disclosures about the Fair Value of Financial Instruments

  Cash and Cash Equivalents, Prepaid Expenses and Other Receivables, Accounts Payable and Accrued Expenses

        The carrying amounts of these instruments approximate fair value because of their short maturities.

        As of December 31, 2008, Wave's financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments. Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $641,000 at December 31, 2008) within cash and cash equivalents on the consolidated balance sheet

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Disclosures about the Fair Value of Financial Instruments (Continued)

using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(16) Segment Reporting

        Wave's products include the Wave EMBASSY® digital security products and services ("EMBASSY®") and Wavexpress broadband media distribution products and services. These products and services constitute Wave's reportable segments under Statement of Financial Accounting Statement No. 131—Disclosures about Segments of an Enterprise and Related Information. Net losses for reportable segments exclude interest income and other income. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave's Chief Operating Decision Maker.

        The following sets forth reportable segment data:

	For the years ended December 31,
	2008	2007	2006
Operating Revenues:
EMBASSY® digital security products and services	$8,809,815	$6,306,960	$3,086,637
Wavexpress broadband media distribution products and services	—	—	29,744

Total Operating Revenues	8,809,815	6,306,960	3,116,381
Net Loss:
EMBASSY® digital security products and services	(16,409,060)	(17,401,966)	(16,562,112)
Wavexpress broadband media distribution products and services	(4,130,582)	(2,883,877)	(2,389,935)

Total Segments Net Loss	(20,539,642)	(20,285,843)	(18,952,047)
Net interest income (expense)	(9,572)	334,292	163,980
Other income	—	—	2,794

Net Loss	$(20,549,214)	$(19,951,551)	$(18,785,273)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	309,642	317,311	547,712
Wavexpress broadband media distribution products and services	85,611	38,573	115,321

Total Depreciation and Amortization Expense	$395,253	$355,884	$663,033

Capital Expenditures:
EMBASSY® digital security products and services	132,789	500,042	275,834
Wavexpress broadband media distribution products and services	99,723	118,630	52,770

Total Capital Expenditures	$232,512	$618,672	$328,604

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Segment Reporting (Continued)

	As of
	December 31, 2008	December 31, 2007	December 31, 2006
Assets:
EMBASSY® digital security products and services	3,367,690	5,915,158	9,262,942
Wavexpress broadband media distribution products and services	62,084	122,698	96,735

Total Assets	$3,429,774	$6,037,856	$9,359,677

        The following table details Wave's sales by geographic area for the years ended December 31, 2008, 2007 and 2006. Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2008
EMBASSY® digital security products and services	$8,576,635	$57,018	$176,162	$8,809,815
Wavexpress broadband media distribution products and services	—	—	—	—

Total	$8,576,635	$57,018	$176,162	$8,809,815
% of Total	97%	1%	2%	100%
2007
EMBASSY® digital security products and services	$5,947,111	$225,444	$134,405	$6,306,960
Wavexpress broadband media distribution products and services	—	—	—	—

Total	5,947,111	225,444	134,405	6,306,960
% of Total	94%	4%	2%	100%
2006
EMBASSY® digital security products and services	2,102,959	792,744	190,934	3,086,637
Wavexpress broadband media distribution products and services	29,744	—	—	29,744

Total	2,132,703	792,744	190,934	3,116,381
% of Total	68%	26%	6%	100%

        Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Segment Reporting (Continued)

        Customers, by segment, from which Wave derived revenue in excess of 10% for the years ended December 31st are as follows:

		2008	2007	2006

Customer	Segment	Revenue
Dell, Inc.	EMBASSY®	$7,048,920	$4,483,053	$1,094,041
ST Microelectronics	EMBASSY®	—	—	774,695
Broadcom	EMBASSY®	—	682,129	335,899
US Government	EMBASSY®	—	—	319,877

Total		$7,048,920	$5,165,182	$2,524,512
% of Total Revenue		80%	81%	81%

(17) Selected Quarterly Financial Data (unaudited)

	Quarter-ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Revenues	$3,290,736	$1,834,707	$1,985,293	$1,699,079
Loss from operations	(3,269,102)	(5,598,310)	(5,643,265)	(6,028,965)
Net loss	(3,294,539)	(5,604,732)	(5,639,895)	(6,010,048)
Net loss attributable to common stockholders	(3,951,539)	(5,604,732)	(5,639,895)	(6,010,048)
Net loss per common share	$(0.07)	$(0.10)	$(0.10)	$(0.12)

	Quarter-ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Revenues	$1,875,319	$1,734,249	$1,410,351	$1,287,041
Loss from operations	(5,357,009)	(4,908,394)	(4,911,873)	(5,108,567)
Net loss	(5,287,557)	(4,777,700)	(4,840,734)	(5,045,560)
Net loss attributable to common stockholders	(5,287,557)	(4,777,700)	(4,840,734)	(5,045,560)
Net loss per common share	$(0.11)	$(0.10)	$(0.10)	$(0.12)

(18) Subsequent Events

        On February 5, 2009, all 456 shares issued in connection with 8% Series K Convertible Preferred Stock ("Series K Preferred Stock") December 24, 2008 offering automatically converted into 4,560,000 shares Class A common stock as the average of the closing bid prices for the fifteen-day trading period ending February 5, 2009 was $0.706, exceeding the bid price target of $0.70 per share. Each share of Series K Preferred Stock issued in connection with the offering was convertible into 10,000 shares of Class A common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $0.70.

        On March 13, 2009, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 785,000 shares of Class A common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $431,750. These shares were priced at $0.55 per share. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Subsequent Events (Continued)

to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 392,500 shares of Class A common stock at an exercise price of $0.55 per share. These warrants expire in March 2013. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 47,100 shares of Class A common stock at an exercise price of $0.55 per share. This warrant expires in March 2013. Wave realized net proceeds of approximately $376,000 after deducting the placement agent fees of $25,905 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. The shares sold on March 13, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.