Form 10-Q
period 2009-03-31
WAVE SYSTEMS CORP
filed 2009-05-11
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(413) 243-1600

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2009: 66,124,104 shares of Class A Common Stock and 38,232 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$275,316	$951,563
Accounts receivable, net of allowance for doubtful accounts of $16,364 at March 31, 2009 and December 31, 2008	1,452,734	1,701,829
Prepaid expenses	231,647	227,967
Total current assets	1,959,697	2,881,359
Property and equipment, net	361,519	408,440
Other assets	129,640	139,975
Total Assets	2,450,856	3,429,774
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	7,492,496	7,655,834
Current portion of capital lease payable	62,006	63,537
Deferred revenue	1,452,495	1,484,044
Total current liabilities	9,006,997	9,203,415
Long-term portion of capital lease payable	230,338	245,362
Total liabilities	9,237,335	9,448,777
Stockholders’ Equity (Deficit):
8% Series I Convertible Preferred stock, $.01 par value. 220 shares issued and outstanding (liquidation preference of $968,000) in 2009 and 2008	2	2
Series J Convertible Preferred stock, $.01 par value. 91 shares issued and outstanding (liquidation preference of $364,000) in 2009 and 2008	1	1
8% Series K Convertible Preferred stock, $.01 par value. 456 shares issued and -0- outstanding (liquidation preference of $-0-) in 2009 and 456 shares issued and outstanding (liquidation preference of $1,276,800) in 2008	—	5
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 64,222,968 shares issued and outstanding in 2009 and 58,877,968 in 2008	642,230	588,780
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 38,232 shares issued and outstanding in 2009 and 2008	382	382
Capital in excess of par value	338,784,003	338,081,691
Accumulated deficit	(346,213,097)	(344,689,864)
Total Stockholders’ Equity (Deficit)	(6,786,479)	(6,019,003)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,450,856	$3,429,774

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,	March 31,
	2009	2008
Net revenues:
Licensing	$3,730,896	$1,675,505
Services	303,285	23,574
Total net revenues	4,034,181	1,699,079

Operating expenses:
Cost of sales - licensing	165,672	159,161
Cost of sales - services	182,388	18,314
Selling, general and administrative	3,378,522	4,297,090
Research and development	1,825,124	3,253,479
Total operating expenses	5,551,706	7,728,044
Operating loss	(1,517,525)	(6,028,965)
Other income (expense):
Net interest income (expense)	(5,708)	18,917

Net loss	(1,523,233)	(6,010,048)
Loss per common share — basic and diluted	$(0.02)	$(0.12)
Weighted average number of common shares outstanding during the period	61,868,589	50,898,515

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,523,233)	$(6,010,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,490	85,816
Compensation associated with issuance of stock options	422,041	616,789
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	249,095	(261,604)
Increase in prepaid expenses	(3,680)	(70,271)
Decrease (increase) in other assets	10,335	(445)
(Decrease) increase in accounts payable and accrued expenses	(166,748)	207,780
(Decrease) increase in deferred revenue	(31,549)	66,907
Net cash used in operating activities	(981,249)	(5,365,076)

Cash flows from investing activities:
Acquisition of property and equipment	(15,569)	(92,512)
Net cash used in investing activities	(15,569)	(92,512)

Cash flows from financing activities:
Payments on capital lease obligation	(16,555)	—
Net proceeds from issuance of common stock	375,846	3,219,891
Payment of dividends on preferred stock	(38,720)	—
Net cash provided by financing activities	320,571	3,219,891

Net decrease in cash and cash equivalents	(676,247)	(2,237,697)

Cash and cash equivalents at beginning of period	951,563	3,714,030

Cash and cash equivalents at end of period	$275,316	$1,476,333

Supplemental cash flow information:
Non-cash financing activities:
Conversion of 8% Series K Preferred stock into Class A Common stock	$45,600	$—
Dividends accrued on 8% Series I Preferred stock	$3,410	$—
Cash paid during the period for:
Interest	$5,817	$—

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Value	Deficit	Income	Total
Balance as of December 31, 2008	220	$2	91	$1	456	$5	58,877,968	$588,780	38,232	$382	$338,081,691	$(344,689,864)	$—	$(6,019,003)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,523,233)	—	(1,523,233)
Conversion of 8% Series K Preferred Stock for Class A Common Stock	—	—	—	—	(456)	(5)	4,560,000	45,600	—	—	(45,595)	—	—	—
Issuance of Class A Common Stock at $0.55 per share, less issuance cost of $55,904	—	—	—	—	—	—	785,000	7,850	—	—	367,996	—	—	375,846
Cash dividends paid on 8% Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	(38,720)	—	—	(38,720)
Dividends accrued on 8% Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	(3,410)	—	—	(3,410)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	422,041	—	—	422,041
Balance as of March 31, 2009	220	$2	91	$1	—	$—	64,222,968	$642,230	38,232	$382	$338,784,003	$(346,213,097)	$—	$(6,786,479)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

March 31, 2009 and 2008

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of March 31, 2009 and December 31, 2008, and the results of its operations and cash flows for the three-month periods ended March 31, 2009 and 2008.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2008, included in its Form 10-K filed on March 16, 2009.  The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the operating results for the full year or any future periods.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary; and Wavexpress, Inc., a majority-owned subsidiary.  All significant intercompany transactions have been eliminated.

1.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of March 31, 2009, has an accumulated deficit of $346,213,097.  We also expect Wave will incur an operating loss for the calendar year 2009.  As of March 31, 2009, we had negative working capital of $7,047,300.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications.  However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve-months ending March 31, 2010.

Because Wave does not have sufficient cash to fund operations for the twelve-months ending March 31, 2010; and given the uncertainties described above with respect to Wave’s revenue outlook for 2009, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2010.  These activities include the sale of 1,881,136 shares of common stock, on April 8, 2009, at $0.55 per share for gross proceeds of $1,034,625.  This financing was completed under a shelf registration filed with the SEC on April 18, 2008 and declared effective on June 23, 2008.  We realized approximately $942,500 in net proceeds after deducting the placement agent fees of $62,077 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000.  In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 940,568 shares of Wave Class A common stock for $0.55 per share.  These warrants expire on April 8, 2012.  We also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire up to 112,868 shares of Wave Class A common stock for $0.55 per share.  This warrant expires on April 8, 2012.

We will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives to raise additional capital to continue to fund our operations for the twelve-months ending March 31, 2010.

Considering our current cash balance, we project that we have enough liquid assets to continue operating through July 2009.  Wave estimates that it will need a minimum of approximately $3,600,000 of additional cash from a combination of revenue growth and additional financings, to fund operating expenses and capital expenditures for the twelve-months ending March 31, 2010.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, Wave could be forced to cease operations or merge with or sell its business to another company.   No assurance can be provided that any of these initiatives will be successful.   Due to Wave’s current cash position, its capital needs over the next year and beyond, the fact that Wave has not at this time secured enough financing to fund operations through March 31, 2010 and beyond, and the uncertainty as to whether Wave will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave’s ability to continue as a going concern.

2.     Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  Employee stock options and other stock warrants to purchase a weighted average of approximately 19,138,000 and 8,175,000 shares were outstanding for the quarters ended March 31, 2009 and 2008 respectively, but were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

3.     Wavexpress

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

On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.  A small staff remains in place at Wavexpress in order to support efforts to license or sell the Wavexpress technology to third parties.

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the prime rate of JP Morgan Chase Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through March 31, 2009, Wave has funded Wavexpress with approximately $45,988,000 in cash, plus approximately $26,828,000 in accrued interest.  Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of March 31, 2009, Wave owned 97.2% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  None of the minority shareholders have provided, or are obligated to provide, funding to

Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were $574,470 and $813,763 for the quarters ended March 31, 2009 and March 31, 2008, respectively.

4.     Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”). Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, is effective for us beginning after January 1, 2009. The implementation of this standard did not have a material impact on Wave’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 is effective for the Company as of November 15, 2008.  The implementation of this standard did not have a material impact on Wave’s consolidated financial statements.

    In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 147”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard establishes a common definition for fair value to be applied to U.S. GAAP requiring the use of fair value, establishes a framework for measuring fair value and expands required disclosures about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007; however, FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on Wave’s consolidated financial statements.  The impact of the adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on Wave’s consolidated financial statements. See Note 9 for additional fair value disclosures.

5.     Share-based Compensation

Wave recognized $422,041 and $616,789 of share-based compensation during the three-months ended March 31, 2009 and 2008, respectively.  During the three-months ended March 31, 2009, Wave granted 2,801,200 stock options at a weighted-average estimated fair value of $0.42.  During the three-months ended March 31, 2008, Wave granted 846,700 stock options at a weighted-average estimated fair value of $1.29.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month periods ended March 31, 2009 and 2008:

	Three-months ended March 31, 2009	Three-months ended March 31, 2008
Cost of Sales	$20,155	$9,518
Selling, General & Administrative	262,539	368,941
Research & Development	139,347	238,330
Total	$422,041	$616,789

6.     Income Taxes

Wave has not recorded any income tax expense due to the net loss incurred for all periods presented.  Wave has federal and state net operating loss carryforwards of approximately $278.0 million, which expire beginning in 2009 through 2028.  Wave also has capital loss carryforwards for tax return purposes of approximately $7.5 million, which expire in 2009 and 2010.  Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period.  Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership occurred prior to or following Wave’s initial public offering in September 1994 and, potentially, in periods following thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.

7.     Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services.  These products and services constitute Wave’s reportable segments under Statement of Financial Accounting Standard No. 131 “Disclosures about Segments of an Enterprise and Related Information”.   Net losses for reportable segments exclude net interest income (expense).  Net interest income (expense) is not reported by segment since it is excluded from the measurement of segment performance reviewed by Wave’s management.

The following sets forth reportable segment data:

	Three-months ended March 31,
	2009	2008
Operating Revenues:
EMBASSY® digital security products and services	$4,034,181	$1,699,079
Wavexpress broadband media distribution products and services	—	—
Total Operating Revenues	4,034,181	1,699,079
Net Loss:
EMBASSY® digital security products and services	(943,051)	(5,215,010)
Wavexpress broadband media distribution products and services	(574,474)	(813,955)
Total Segments Net Loss	(1,517,525)	(6,028,965)
Net interest income (expense)	(5,708)	18,917
Net Loss	(1,523,233)	(6,010,048)

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	62,490	74,296
Wavexpress broadband media distribution products and services	—	11,520
Total Depreciation and Amortization Expense	62,490	85,816
Capital Expenditures:
EMBASSY® digital security products and services	15,569	85,152
Wavexpress broadband media distribution products and services	—	7,360
Total Capital Expenditures	$15,569	$92,512

	March 31,	December 31,
	2009	2008
Assets:
EMBASSY® digital security products and services	$2,433,370	$3,367,690
Wavexpress broadband media distribution products and services	17,486	62,084
Total Assets	$2,450,856	$3,429,774

The following table details Wave’s sales by geographic area for the three-month periods ended March 31, 2009 and 2008.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2009
EMBASSY® digital security products and services	$4,001,700	$200	$32,281	$4,034,181
Wavexpress broadband media distribution products and services	—	—	—	—
Total	4,001,700	200	32,281	4,034,181
% of Total Revenue	99%	0%	1%	100%
2008
EMBASSY® digital security products and services	$1,635,973	$27,263	$35,843	$1,699,079
Wavexpress broadband media distribution products and services	—	—	—	—
Total	1,635,973	27,263	35,843	1,699,079
% of Total Revenue	96%	2%	2%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three-month periods ended March 31st are as follows:

		2009	2008
Customer	Segment	Revenue

Dell, Inc.	EMBASSY®	$3,327,545	$1,359,393
% of Total Revenue		82%	80%

8.     Issuance of Common Stock

On February 5, 2009, all 456 shares of the 8% Series K Convertible Preferred Stock (“Series K Preferred Stock”) sold by Wave in an offering on December 24, 2008 automatically converted into 4,560,000 shares of Class A common stock. The series K Preferred Stock automatically converted because the average of the closing bid prices for the fifteen-day trading period ending February 5, 2009 was $0.706, exceeding the bid price target of $0.70 per share.  In accordance with the Certificate of Designations for the Series K preferred Stock, each share of Series K Preferred Stock issued in connection with the offering was convertible into 10,000 shares of Class A common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equaled or exceeded $0.70.

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

9.     Fair Value Measurement

As of March 31, 2009, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $275,300 at March 31, 2009) within cash and cash equivalents on the consolidated balance sheet using quoted prices inactive markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

10.   Subsequent Event

On April 8, 2009, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 1,881,136 shares of Class A common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,034,625.  These shares were priced at $0.55 per share.  SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 940,568 shares of Class A common stock at an exercise price of $0.55 per share.  These warrants expire in April 2012.  Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,868 shares of Class A common stock at an exercise price of $0.55 per share.  This warrant expires in April 2012.  Wave expects to realize net proceeds of approximately $942,500 after deducting the placement agent fees of $62,077 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000.  The shares sold on April 8, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

References to “Wave”, “we”, “us”, “our” or “the Company” refer to Wave Systems Corp.  Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988.  We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp.

on January 22, 1993.  Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

Wave develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to and work with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org (“TCG”), an industry standards organization comprised of computer and device manufacturers, software vendors and other computing products manufacturers. Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues.  These issues include: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security and regulatory compliance.

In 2008, we accepted an invitation from the TCG to assume a permanent seat on its Board of Directors (the “TCG Board”), joining permanent members AMD, Fujitsu, HP, IBM, Infineon, Intel, Lenovo, Microsoft and Sun.  Wave also agreed to elevate its membership status to the highest level of TCG “Promoter.”  Permanent members of the TCG Board provide guidance to the organization’s work groups in the creation of the specifications to protect PCs and other computing devices from attacks and to help prevent data loss and theft.  Wave’s enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces.  Wave is now eligible to serve on and chair the TCG Board, Work Groups and Special Committees; is able to submit revisions and addendum proposals for specifications with design guides; and may review and comment on design guides prior to their adoption.

One of the current TCG specifications recommends a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module (“TPM”) that contains protected storage and performs protected activities, including platform authentication, protected cryptographic processes and capabilities allowing for the attestation of the state of the platform which provides the first level of trust for the computing platform (a “Trusted Platform”).  The TPM is a hardware chip that is separate from the platform’s main CPU(s) that enables secure protection of files and other digital secrets, and performs critical security functions such as generating, storing and protecting “cryptographic keys,” which are secret codes used to decipher  encrypted or coded data.  While TPMs provide the anchor for hardware security, known as the “root of trust”, trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services; such as key management and credential authentication.

Management has focused on entering into licensing contracts pursuant to which the original equipment manufacturer, or OEM, licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with eight separate OEM partners.  Revenue recognized on these contracts for the three-month periods ended March 31, 2009 and 2008 was approximately $3,455,500 and $1,612,000, respectively.

Management is focused on opportunities for its eSign Transaction Management Suite, also known as eTMS (“eTMS”), to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions.  In June 2008, Wave announced that Xerox Mortgage Services added e-signature — a secure and convenient way to complete mortgage loans without having to sign hardcopy documents — with licensing through Wave’s eSign Systems division. Wave’s e-signature capabilities build upon Xerox’s current Web-based BlitzDocs®Blitz technology — providing customers with a comprehensive solution for paperless mortgage transactions.   In mid-October 2008, Wave’s eSign division announced enhancements to its eTMS product offering.  Closing documents can now be signed and notarized in a secure environment and the note then registered through the Mortgage Electronic Registry System (MERS®), the industry-endorsed system for electronically tracking mortgage ownership and servicing rights.  We continue to pursue additional opportunities for the eTMS product line.

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.  A small staff remains in place at Wavexpress in order to support efforts to license or sell the Wavexpress technology to third parties.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $2.5 million for the twelve-month period ending March 31, 2010.

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

Current planned development costs for this product group are expected to be approximately $3.1 million for the twelve-month period ending March 31, 2010.

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

EMBASSY Remote Administration Server (“ERAS”)

 ERAS is a server product that provides centralized management and auditing of TPMs and Seagate Trusted Drives.  ERAS is designed to give IT administrators the ability to deploy and remotely manage Seagate Trusted Drives and TPM systems.  It provides for initialization, pre-boot authentication management, recovery, and repurposing of TPMs and Seagate Trusted Drives.  ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and Seagate Trusted Drive security settings, thus allowing IT administrators to assess the risk of whether a lost or compromised PC is adequately secure.  ERAS is designed to facilitate enterprise adoption of TPM and Seagate Trusted Drive technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs.  During November 2008, Wave announced the availability of enhanced versions of EMBASSY Trust Suite, including TDM, which incorporate support for the new Seagate Momentus FDE 7200-RPM and 5400.3-RPM self-encrypting drives shipping on Dell’s new E-Series notebook PCs.  In December 2008, Wave and Fujitsu Computer Products of America, Inc. showcased their self-encrypting drive solution at the Network World IT Roadmap Conference & Expo in San Francisco.  Fujitsu’s 2.5-inch High Definition Drive is the first technology that will meet the Opal Security Subsystem Class (SSC) specification — an industry standard recently issued by the TCG.  The SSC gives vendors an industry standard for developing self-encrypting drives that secure data.  During 2008, Wave worked with Fujitsu, Toshiba, Samsung and Hitachi to develop Opal-compliant FDE solutions, in addition to its currently shipping Seagate Trusted Drives.

Current planned development costs for this product are expected to be approximately $1.6 million for the twelve-month period ending March 31, 2010.

Digital Signature and Electronic Document Management

Our eSign Transaction Management Suite, also known as eTMS (“eTMS”), originally consisted of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0

is a digital signature application that connects signers and institutions — banks, insurance companies, enterprises, etc. — through a legally binding digital signature.  Wave’s SmartSignature Server, a server-side electronic signature application, enables individuals to electronically sign and store virtually any format of document, while connected to a server, as opposed to the signing taking place on the client PC.  During the fourth quarter of 2007, Wave launched SmartSigning Rooms Version 1.0, which enhances the functionality of the SmartSAFE to enable an organization to offer signers a secure virtual environment to review, annotate and electronically sign documents.  During October 2008, Wave announced enhancements to its electronic signature and vaulting software.  With the latest enhancements to eTMS, closing documents can be signed and notarized in a secure environment and the note then registered through the Mortgage Electronic Registry System, the industry endorsed system for electronically tracking mortgage ownership and servicing rights.  Additionally, eTMS has added an optional SmartClose module which offers lenders protection against borrowers claiming not to have understood their debt obligation.  Lenders can now require electronic initialing on key line items — a critical feature for refuting borrower calls to nullify the loan.  The module also offers electronic notarization through the integration of the World Wide Notary’s DigiSign application with SmartSafe.  The SmartClose module provides critical functionality to enable true e-Mortgages.

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

Wave’s eTMS, in addition to supporting TPMs, is also being independently marketed in the insurance, mortgage, banking, government and other markets which are seeking digital and electronic signature solutions that are compliant with the Electronic Signatures in Global and National Commerce Act (“ESIGN”) and Uniform Electronic Transaction Act (“UETA”).  Through direct and reseller channels, over 3,000 organizations have used eTMS functionality to automate paper processes. Some of the flagship organizations that are currently utilizing eTMS include: Ellie Mae, Realtime Solutions Group, Heritage Union, DocuTech, Remark, American Community Life Insurance Company, Trust Company of America, SigniaDocs, Xerox Mortgage Services and others.  Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

Current planned development costs for this product are expected to be approximately $350,000 for the twelve-month period ending March 31, 2010.

Broadband Media Distribution Services

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of March 31, 2009, Wave owned 97.2% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).

On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.  A small staff remains in place at Wavexpress in order to support efforts to license or sell the Wavexpress technology to third parties.

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

R&D

Wave has realized minimal operating revenues since its inception.  At March 31, 2009, Wave had an accumulated deficit of approximately $346.2 million.  Wave has made a substantial investment in research and development including $1.8 million for the quarter ended March 31, 2009, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2008, 2007 and 2006, Wave spent approximately $11.7 million, $10.6 million and $8.5 million, respectively, on research and development activities.

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

A detailed description of the accounting policies deemed critical to the understanding of the consolidated financial statements is included in the notes to Wave’s audited financial statements for the year ended December 31, 2008, included in its Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

Results of Operations

Three-Months Ended March 31, 2009 and 2008

Wave had revenues of $4,034,181 and $1,699,079 for the three-months ended March 31, 2009 and 2008, respectively.   The increase was due primarily to licensing revenues, which increased by $2,055,391 during the three months ended March 31, 2009 as compared to the same period in 2008.  This increase was due to higher per-unit royalty rates earned during the quarter ended March 31, 2009, primarily as a result of Wave’s OEM relationship with Dell as described below.  The increase in per-unit royalty rates was due to an amendment of Wave’s software license agreement with Dell.  Retroactive to November 1, 2008, the per-unit royalties that Wave receives for each Dell PC model shipping with Wave’s EMBASSY Trust Suite software were increased by at least 100% per unit for development work performed by Wave.  The amendment states that this increase in per unit royalty could be cancelled prospectively by Dell or Wave upon 30 days notice.  Services revenue, consisting primarily of non-recurring government time and materials contracts, increased by $279,711 during the quarter.  This increase was due primarily to revenue earned from a newly awarded $748,640 contract by the United States Department of Defense.  Under the contract, Wave will provide consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

The table below sets forth the components that made up revenue for the quarters ended March 31:

	2009	2008	Increase	% Change
Licensing	$3,730,896	$1,675,505	$2,055,391	123%
Services	303,285	23,574	279,711	1,187%
Total Net Revenues	$4,034,181	$1,699,079	$2,335,102	137%

Cost of sales - licensing, consisting primarily of customer support and share-based compensation expense in accordance with SFAS 123(R), was $165,672, for the three-months ended March 31, 2009, compared to $159,161 for the same period in 2008.  The change in costs of sales - licensing was due to an increase in customer support costs in connection with the increased license revenue during the quarter ended March 31, 2009 versus the prior period.  Cost of sales - services, consisting primarily of non-recurring government time and materials costs, was $182,388, for the three-months ended March 31, 2009, compared to $18,314 for the same period in 2008.  The change in costs of sales - services was due to an increase in non-recurring government time and materials costs in connection with the newly awarded contract with the United States Department of Defense during the quarter ended March 31, 2009 versus the prior period.  In order to enhance the comparability of its results of operations with other security software providers in the industry, Wave has reclassified for all periods presented the cost of sales to a component of operating expenses.  As a result, a gross profit analysis is not presented.

Selling, general and administrative (“SG&A”) expenses for the three-months ended March 31, 2009 were $3,378,522, as compared to $4,297,090 for the comparable period of 2008, a decrease of approximately 21%.  The decrease was due primarily to a decrease in salaries and related benefits totaling approximately $259,000, associated with planned headcount reductions, a decrease of approximately $240,000 in travel expenses and a decrease of approximately $347,000 in professional fees as compared to the three months ended March 31, 2008.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $422,470 and $393,941 for the quarters ended March 31, 2009 and 2008, respectively.  This 7.2% increase was due primarily to an increase in telephone and utility costs — primarily bandwidth lease termination fees - partially offset by a decrease in professional fees.

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

Research and development expenses for the three-months ended March 31, 2009 were $1,825,124, as compared to $3,253,479 for the comparable period of 2008, a decrease of 44%.  This decrease was primarily attributable to decreased salaries, fringe and benefit expenditures of approximately $803,000 at Wave and $232,000 at Wavexpress, associated with planned headcount reductions, as compared to the three-months ended March 31, 2008.  In addition, product development costs, consisting of language translation charges, decreased approximately $173,000 and professional fees, consisting primarily of consulting fees, decreased approximately $98,000 in the quarter ended March 31, 2009 versus the comparable period of 2008.  Wavexpress’ research and development expenditures included in the above were $152,004 and $420,014 for the quarters ended March 31, 2009 and 2008, respectively.  This decrease of approximately 64% was due primarily to the decrease in salaries, fringe and benefit expenditures noted above as a result of the suspension of Wavexpress’ TVTonic consumer media service as of December 1, 2008.

Interest income for the three-months ended March 31, 2009, was $109 as compared to $18,917 for the comparable period of 2008.  The decrease in interest income is primarily attributable to lower average balances of Wave’s money market accounts for the quarter ended March 31, 2009, compared with the same period in 2008.

Interest expense for the three-months ended March 31, 2009 was $5,817 as compared to $-0- for the comparable period of 2008.  The increase is primarily attributable to interest incurred on the capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure in September 2008.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended March 31, 2009 was $1,523,233 as compared to $6,010,048 for the comparable period of 2008.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of March 31, 2009, had an accumulated deficit of $346,213,097.   Total stockholders’ equity (deficit) as of March 31, 2009 was $(6,786,479).  Wave has financed its operations through March 31, 2009 principally through the issuance of Class A and B common stock and several series’ of preferred stock.

Sources and uses of cash

As of March 31, 2009, Wave had $275,316 in cash and cash equivalents.  As of December 31, 2008, Wave had $951,563 in cash and cash equivalents.  The decrease in cash and cash equivalents of $676,247, resulted from (i) $981,249 used in operating activities and (ii) $15,569 used in investing activities for the acquisition of capital assets partially offset by (iii) $320,571 generated through financing activities from the sale of 785,000 shares of Class A common stock (which was partially offset by the payment of dividends on Wave’s 8% Series I Preferred stock and payments on a capital lease obligation).  At March 31, 2009, Wave had negative working capital of $7,047,300.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending March 31, 2010 will be approximately $19,300,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of  $275,316 as of March 31, 2009;

•                  cash generated from sales and licensing of products; and

•                  additional financings.

Given Wave’s capital requirements for the twelve-month period ending March 31, 2010 as indicated above and Wave’s cash on hand as of March 31, 2009, Wave will be required to raise additional capital to fund its operations.  On April 8, 2009, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 1,881,136 shares of Class A common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,034,625.  These shares were priced at $0.55 per share.  Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 940,568 shares of Class A common stock at an exercise price of $0.55 per share.  These warrants expire in April 2012.  Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,868 shares of Class A common stock at an exercise price of $0.55 per share.  This warrant expires in April 2012.  Wave expects to realize net proceeds of approximately $942,500 after deducting the placement agent fees of $62,077 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000.  The shares sold on April 8, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

We may obtain additional funding as needed, from further sales of newly issued shares of Class A common stock or preferred stock, including the sale of Class A common stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on April 18, 2008 and was declared effective by the Commission on June 23, 2008, or from debt financing or a combination of these sources.  Approximately $17,294,000 in gross proceeds is available under the April 18, 2008 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with OEM partners as described below.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the three-months ended March 31, 2009 was approximately $4,217,000 versus approximately $1,495,000 for the comparable period of 2008.

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

Wave’s license and distribution agreements began to generate royalty revenue in the second quarter of 2006.  The aggregate amount of royalty revenue from these arrangements was a significant contributor to Wave’s revenue growth during 2007 and 2008. Revenue from these contracts in future years may also be material.  We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products.  In December 2008, Wave completed an amendment to its software license agreement with its largest OEM customer, Dell Products LP.  Under the new arrangement, the per-unit royalties that Wave receives for each OEM PC model shipping with Wave’s EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008.  This increase in per unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice.

In mid-October 2008, Wave completed a license agreement with Acer, Wave’s eighth OEM partner and the world’s third-largest PC vendor, to bundle Wave EMBASSY® software with Acer’s new Veriton™ 670 business PCs.  Wave is being paid a per unit royalty fee for each Acer shipment which includes Wave’s software.  Shipments in Europe and Asia began during the fourth quarter of 2008.  U.S. shipments are expected to begin in mid-2009.

We continued to experience license upgrade activity during 2009 as enterprise customers began to purchase the packages offered in connection with our OEM distribution agreements.  Billings for license upgrades amounted to approximately $231,000 for the three-months ended March 31, 2009 versus approximately $87,000 for the comparable period of 2008.  Given that Wave is in the early stages of its software upgrade and maintenance business and consistent with the Company’s revenue recognition policies, Wave has not yet established vendor-specific objective evidence of the fair value of each undelivered element for its software and services.  Accordingly, Wave’s upgrade sales are being recorded as deferred revenue and then recognized generally over a 365-day period.  Wave recognized approximately $245,000 of license upgrade revenue during the three-months ended March 31, 2009 versus approximately $37,000 for the comparable period of 2008.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending March 31, 2010 and given the uncertainties described above with respect to Wave’s revenue outlook, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2010.  These activities include the filing of a $25,000,000 shelf registration statement on Form S-3 with the SEC on April 18, 2008 which was declared effective on June 23, 2008 (for which there is approximately $17,294,000 remaining for future financings).

It is likely we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending March 31, 2010.   The availability and amount of any such financings are unknown at this time and we cannot assure you that we will be successful in securing future financing. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives.  Given the available cash currently on hand and our expenditure forecast for the twelve-months ending March 31, 2010, we estimate that we will need to generate at least $3,600,000 from a combination of revenue growth and additional financing activities, in order to continue as a going concern for the twelve-months ending March 31, 2010.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to generate revenues to cover its operating costs, it will need to continue to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond March 31, 2010.  We may be unable to raise additional capital, in which case we would be unable to continue our operations, develop or enhance our products and continue as a going concern.

The challenges presented by the current economic downturn may impact the volume of shipments by our OEM partners of products equipped with our software and general demand for our products is uncertain.

Commitments

Wave has a capitalized lease obligation for computer equipment due July 2013. As of March 31, 2009, $292,344 was outstanding under this obligation.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of March 31, 2009 as a result of an impairment charge due to the suspension of Wavexpress’ TVTonic consumer media services on December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$62,006	$131,110	$99,228	$—	$292,344
Operating leases commitments	939,763	1,090,856	491,976	—	2,522,595
Total commitments	$1,001,769	$1,221,966	$591,204	$—	$2,814,939

Net operating and capital loss carryforwards

As of December 31, 2008, Wave had available net operating and capital loss carryforwards for federal income tax purposes of approximately $285.5 million, which expire beginning in 2009 through 2028.  Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating and capital loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period.  We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following.  As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

Going concern opinion

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave’s independent registered public accounting firm, KPMG LLP, has issued a report on Wave’s financial statements as of December 31, 2008, dated March 16, 2009, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt of our ability to continue as a going concern.  (See also Note 2 to Wave’s December 31, 2008 consolidated financial statements.)

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

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

The current global economic downturn could significantly and adversely affect our business, financial condition and results of operation in various ways.  The decline in economic conditions has or may negatively impacting the demand for our products and services and our ability to conduct our business, thereby reducing our revenues and earnings.  In addition, the economic downturn, has or may negatively impact, among other things:

• our continued growth and development of our business;

• our liquidity;

• our ability to raise capital and obtain financing; and

• the price of our common stock.

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended March 31, 2009 was significantly below operating expenses, as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of March 31, 2009, we had an accumulated deficit of approximately $346.2 million and negative working capital of approximately $7.0 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance, which includes the net proceeds received from the financing transaction completed on April 8, 2009, and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through July 2009. In order to fund our business beyond July 2009, it will be necessary for us to generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.

We may be unable to raise the additional cash flow which will be necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, assuming current revenue levels for non-Dell sales, assuming current shipment volumes for Dell at a per unit royalty rate that increased by at least 100% per unit on November 1, 2008 and taking into account the financing completed in April 2009, we estimate that our current available capital is sufficient to fund Wave through July 2009. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon our current forecasts, we will need to generate a minimum of $3.6 million from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve months ended March 31, 2010. We expect we will be required to generate a significant portion of this cash through additional financings in the form of sales of newly issued securities. While we recently completed a financing in the form of a sale of Class A Common Stock on April 8, 2009, we do not know if additional financing will be available or that, if available, it will be available on favorable terms. As we issue additional shares of our stock, our stockholders’ ownership will be diluted.  Also, the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

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

Wave’s product offering represents a highly complex architecture designed to solve many of the security issues currently present with computer systems, such as identity theft, fraudulent transactions, virus attacks, unauthorized access to restricted networks and other security problems that users of computer systems generally encounter. We are uncertain as to whether the marketplace will accept our solution to these security problems. We will not be successful if the market does not accept the value proposition that we perceive to be present in our products and services.

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

A party who is able to circumvent our security measures could misappropriate proprietary electronic content or cause interruptions in our operations and those of our strategic partners. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Our attempts to implement contracts that limit our liability to our customers, including liability arising from a failure of security features contained in our products and services, may not be enforceable. We currently do not have product liability insurance to protect against these risks. If the security of our products or services are breached, our results of operations may be materially adversely affected by the liability resulting from the breach.

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

In addition, import and export regulations of encryption/decryption technology vary from country to country. We may be subject to different statutory or regulatory controls in different foreign jurisdictions, and as such, our technology may not be permitted in these foreign jurisdictions. Violations of foreign regulations or regulation of international transactions could prevent us from being able to sell our products in international markets. Our success depends in large part to having access to international markets. A violation of foreign regulations could limit our access to such markets and have a negative effect on our results of operations.

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

On December 8, 2008, the Company was notified by the Listings Qualifications Panel of The Nasdaq Stock Market (the “Panel”) that the listing of its Class A common stock would be transferred from The NASDAQ Global Market to The NASDAQ Capital Market.  The transfer was implemented because the market value of the Company’s Class A common stock had been below $50 million and did not meet the requirement set forth in NASDAQ Marketplace Rule 5450(b)(2)(A).  In order to remain listed on The NASDAQ Capital Market, the Company must maintain compliance with all of the required continued listing requirements of The NASDAQ Capital Market, including the $35 million market capitalization requirement of Rule 5550(b)(2) (the “$35 Million Market Value Rule”).

In addition, on August 12, 2008, the Company received a notification from the Panel indicating that the Company’s Class A common stock is subject to potential delisting because for the prior 30 consecutive business days, the bid price of the Company’s Class A common stock closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). Based on The NASDAQ Stock Market’s suspension of the enforcement of the Bid Price Rule until July 20, 2009, the Company has until on or about November 12, 2009 to gain compliance with the Bid Price Rule (“Compliance Period”).  If Wave does not gain compliance with the Bid Price Rule by the end of the Compliance Period, Wave may be subject to delisting or may be entitled to an additional 180 day period if Wave meets the other initial listing requirements of The NASDAQ Capital Market at the end of the Compliance Period.  The Company plans to make a diligent effort to maintain its listing, but we can make no assurances that we will be able to do so.

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: May 11, 2009	By:	/s/ Steven K. Sprague
Name: Steven K. Sprague
Title: President and Chief Executive Officer

Dated: May 11, 2009	By:	/s/ Gerard T. Feeney
Name: Gerard T. Feeney
Title: Chief Financial Officer