Form 10-Q
period 2009-06-30
WAVE SYSTEMS CORP
filed 2009-08-10
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of August 3, 2009: 72,732,818 shares of Class A Common Stock and 38,232 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$506,460	$951,563
Accounts receivable, net of allowance for doubtful accounts of $16,364 at June 30, 2009 and December 31, 2008	1,638,697	1,701,829
Prepaid expenses	278,688	227,967
Total current assets	2,423,845	2,881,359
Property and equipment, net	303,217	408,440
Other assets	129,639	139,975
Total Assets	2,856,701	3,429,774
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	7,016,773	7,655,834
Current portion of capital lease payable	60,445	63,537
Deferred revenue	1,249,543	1,484,044
Total current liabilities	8,326,761	9,203,415
Long-term portion of capital lease payable	215,024	245,362
Total liabilities	8,541,785	9,448,777
Stockholders’ Equity (Deficit):
8% Series I Convertible Preferred stock, $.01 par value. 220 shares issued and outstanding (liquidation preference of $968,000) in 2009 and 2008	2	2
Series J Convertible Preferred stock, $.01 par value. 91 shares issued and -0- outstanding (liquidation preference of $-0-) in 2009 and 91 shares issued and outstanding (liquidation preference of $364,000) in 2008	—	1
8% Series K Convertible Preferred stock, $.01 par value. 456 shares issued and -0- outstanding (liquidation preference of $-0-) in 2009 and 456 shares issued and outstanding (liquidation preference of $1,276,800) in 2008	—	5
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 67,379,602 shares issued and outstanding in 2009 and 58,877,968 in 2008	673,796	588,780
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 38,232 shares issued and outstanding in 2009 and 2008	382	382
Capital in excess of par value	340,197,584	338,081,691
Accumulated deficit	(346,556,848)	(344,689,864)
Total Stockholders’ Equity (Deficit)	(5,685,084)	(6,019,003)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,856,701	$3,429,774

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net revenues:
Licensing	$4,424,492	$1,946,100	$8,155,388	$3,621,605
Services	373,148	39,193	676,433	62,767
Total net revenues	4,797,640	1,985,293	8,831,821	3,684,372
Operating expenses:
Licensing — cost of sales	184,729	209,707	350,401	368,868
Services — cost of sales	202,441	29,869	384,829	48,183
Selling, general, and administrative	2,948,138	4,243,656	6,326,659	8,540,746
Research and development	1,800,962	3,145,326	3,626,086	6,398,805
Total operating expenses	5,136,270	7,628,558	10,687,975	15,356,602
Operating loss	(338,630)	(5,643,265)	(1,856,154)	(11,672,230)
Other income (expense):
Interest income	375	3,370	484	22,287
Interest expense	(5,497)	—	(11,314)	—
Total other income (expense)	(5,122)	3,370	(10,830)	22,287
Net loss	$(343,752)	$(5,639,895)	$(1,866,984)	$(11,649,943)
Loss per common share — basic and diluted	$(0.01)	$(0.10)	$(0.03)	$(0.22)
Weighted average number of common shares outstanding during the period	66,375,990	53,949,513	64,134,741	52,424,014

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

8 % Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8 % Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated	Accumulated Other Comprehensive
Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Value	Deficit	Income	Total

Balance as of December 31, 2008	220	$2	91	$1	456	$5	58,877,968	$588,780	38,232	$382	$338,081,691	$(344,689,864)	$—	$(6,019,003)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,866,984)	—	(1,866,984)
Conversion of 8% Series K Preferred Stock for Class A Common Stock	—	—	—	—	(456)	(5)	4,560,000	45,600	—	—	(45,595)	—	—	—
Issuance of Class A Common Stock at $0.55 per share, less issuance cost of $55,904	—	—	—	—	—	—	785,000	7,850	—	—	367,995	—	—	375,845
Cash dividends paid on 8% Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	(38,720)	—	—	(38,720)
Issuance of Class A Common Stock at $0.55 per share, less issuance cost of $92,077	—	—	—	—	—	—	1,881,136	18,811	—	—	923,736	—	—	942,547
Conversion of Series J Preferred Stock for Class A Common Stock	—	—	(91)	(1)	—	—	910,000	9,100	—	—	(9,099)	—	—	—
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $0.28	—	—	—	—	—	—	365,498	3,655	—	—	98,867	—	—	102,522
Dividends accrued on 8% Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	(22,717)	—	—	(22,717)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	841,426	—	—	841,426

Balance as of June 30, 2009	220	$2	—	$—	—	$—	67,379,602	$673,796	38,232	$382	$340,197,584	$(346,556,848)	$—	$(5,685,084)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,866,984)	$(11,649,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,563	174,038
Compensation associated with issuance of stock options	841,426	1,205,239
Changes in assets and liabilities:
Decrease in accounts receivable	63,132	225,061
(Increase) decrease in prepaid expenses	(50,721)	14,986
Decrease in other assets	10,336	313
(Decrease) increase in accounts payable and accrued expenses	(661,778)	1,282,148
(Decrease) increase in deferred revenue	(234,501)	299,614
Net cash used in operating activities	(1,773,527)	(8,448,544)

Cash flows from investing activities:
Acquisition of property and equipment	(20,340)	(109,382)
Net cash used in investing activities	(20,340)	(109,382)

Cash flows from financing activities:
Payments on capital lease obligation	(33,430)	—
Net proceeds from issuance of common stock	1,420,914	4,989,954
Payment of dividends on preferred stock	(38,720)	—
Net cash provided by financing activities	1,348,764	4,989,954

Net decrease in cash and cash equivalents	(445,103)	(3,567,972)

Cash and cash equivalents at beginning of period	951,563	3,714,030

Cash and cash equivalents at end of period	$506,460	$146,058

Supplemental cash flow information:
Non-cash financing activities:
Conversion of 8% Series K Preferred stock into Class A Common stock	$45,600	$—
Conversion of Series J Preferred stock into Class A Common stock	$9,100	$—
Cash paid during the period for:
Interest	$11,314	$—

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2009 and 2008

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of June 30, 2009 and December 31, 2008, its results of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and cash flows for the six-month periods ended June 30, 2009 and 2008.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2008, included in its Form 10-K filed on March 16, 2009.  The results of operations for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the operating results for the full year or any future periods.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary; and Wavexpress, Inc., a majority-owned subsidiary.  All significant intercompany transactions have been eliminated.

1.               Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of June 30, 2009, has an accumulated deficit of $346,556,848.  Wave is expecting to incur an operating loss for the calendar year 2009.  As of June 30, 2009, Wave had negative working capital of $5,902,916.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications.  However, due to the early stage nature of this market, it is unlikely that Wave will generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve-months ending June 30, 2010.

Because Wave does not have sufficient cash to fund operations for the twelve-months ending June 30, 2010; and given the uncertainties described above with respect to Wave’s revenue outlook for 2009, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending June 30, 2010.  These activities include the sale of 3,448,042 shares of common stock, on July 16, 2009, at $0.92 per share for gross proceeds of $3,172,199.  We realized approximately $2,743,000 in net proceeds after deducting the placement agent fees of $253,776 and additional legal and other fees associated with the issuance of these securities totaling approximately $175,000.  In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 1,724,024 shares of Wave Class A common stock for $1.155 per share.  These warrants expire in January 2015.  Following the July 16, 2009 financing, Wave sold an additional 1,791,738 shares of common stock on July 21, 2009, also at $0.92 per share, for gross proceeds of $1,648,400.  We realized approximately $1,487,000 in net proceeds after deducting the placement agent fees of $131,872 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000.  In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 895,868 shares of Wave Class A common stock for $1.155 per share.  These warrants expire in January 2015.  Both of these financings were completed under a shelf registration filed with the SEC on April 18, 2008 and declared effective on June 23, 2008.

Wave may be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives to raise additional capital to continue to fund our operations for the twelve-months ending June 30, 2010.

Considering our current cash balance (including the net proceeds from our July 16, 2009 and July 21, 2009 financings described above), Wave projects that it has enough liquid assets to continue operating through February 2010.  Wave estimates that it will need a minimum of approximately $2,000,000 of additional cash from a combination of revenue growth, expense reductions and additional financings, to fund operating expenses and capital expenditures for the twelve-months ending June 30, 2010.

If Wave is not successful in raising the needed capital referred to above, or is not successful in executing its business plan, Wave could be forced to cease operations or merge with or sell its business to another company.   No assurance can be provided that any of these initiatives will be successful.   Due to Wave’s current cash position, its capital needs over the next year and beyond, the fact that Wave has not at this time secured enough financing to fund operations through June 30, 2010 and beyond, and the uncertainty as to whether Wave will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave’s ability to continue as a going concern.

2.     Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and six-month periods ended June 30, 2009, were approximately 2,840,000 shares and 3,422,000 shares, respectively, versus 28,000 shares and 30,000 shares for the three-month and six-month periods ended June 30, 2008, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 16,968,000 and 16,284,000 shares were outstanding for the three-month and six-month periods ended  June 30, 2009, respectively versus 9,163,000 and 8,699,000 shares of the three-month and six-month periods ended June 30, 2008, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

3.      Wavexpress

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was originally a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.

On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the prime rate of JP Morgan Chase Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through June 30, 2009, Wave has funded Wavexpress with approximately $46,414,000 in cash, plus approximately $27,820,000 in accrued interest.  Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of June 30, 2009, Wave owned 97.2% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $29,000 and $816,000 for the three-month periods ended June 30, 2009 and June 30, 2008, respectively, and approximately $609,000 and $1,630,000 for the six-month periods ended June 30, 2009 and June 30, 2008, respectively.

4.     Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 10, 2009, the date our financials were issued. During this period, we did not have any material recognizable subsequent events (see Note 10).

In June 2008, the FASB ratified EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”). Per EITF No. 08-4, conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was effective for us beginning after January 1, 2009.  The implementation of this standard did not have a material impact on Wave’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  SFAS No. 162 was effective for the Company as of November 15, 2008.  The implementation of this standard did not have a material impact on Wave’s consolidated financial statements.

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

5.     Share-based Compensation

Wave recognized $419,385 and $588,450 of share-based compensation during the three-months ended June 30, 2009 and 2008, respectively, and $841,426 and $1,205,239 for the six-month periods ended June 30, 2009 and 2008, respectively.  During the three-month period ended June 30, 2009, Wave granted 198,500 stock options at a weighted-average estimated fair value of $0.40.  During the three-month period ended June 30, 2008, Wave granted 55,000 stock options at a weighted-average estimated fair value of $0.89.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and six-month periods ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cost of Sales	$15,728	$9,376	$35,883	$18,894
Selling, General & Administrative	251,476	345,623	514,014	714,564
Research & Development	152,181	233,451	291,529	471,781

Total	$419,385	$588,450	$841,426	$1,205,239

6.     Income Taxes

Wave has not recorded any income tax expense due to the net loss incurred for all periods presented.  Wave has federal and state net operating loss carryforwards of approximately $278.0 million, which expire beginning in 2009 through 2028.  Wave also has capital loss carryforwards for tax return purposes of approximately $7.5 million, which expire in 2009 and 2010.  Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period.  Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership occurred prior to or following Wave’s initial public offering in September 1994 and, potentially, in periods following, thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations

7.      Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services and Wavexpress broadband media distribution products and services.  These products and services constitute Wave’s reportable segments under Statement of Financial Accounting Standard No. 131, - “Disclosures about Segments of an Enterprise and Related Information”.   Net losses for reportable segments exclude net interest income (expense).  This item is not reported by segment since it is excluded from the measurement of segment performance reviewed by Wave’s management.

The following sets forth reportable segment data:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating Revenues:
EMBASSY® digital security products and services	$4,797,640	$1,985,293	$8,831,821	$3,684,372
Wavexpress broadband media distribution	—	—	—	—
Total Operating Revenues	4,797,640	1,985,293	8,831,821	3,684,372
Net Loss:
EMBASSY® digital security products and services	(315,214)	(4,827,176)	(1,258,263)	(10,042,186)
Wavexpress broadband media distribution	(23,416)	(816,089)	(597,891)	(1,630,044)
Total Segments Net Loss	(338,630)	(5,643,265)	(1,856,154)	(11,672,230)
Net interest income (expense)	(5,122)	3,370	(10,830)	22,287
Net Loss	(343,752)	(5,639,895)	(1,866,984)	(11,649,943)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	63,072	76,708	125,563	151,004
Wavexpress broadband media distribution	—	11,514	—	23,034
Total Depreciation and Amortization Expense	63,072	88,222	125,563	174,038
Capital Expenditures:
EMBASSY® digital security products and services	4,771	16,869	20,340	102,022
Wavexpress broadband media distribution	—	—	—	7,360
Total Capital Expenditures	$4,771	$16,869	$20,340	$109,382

	June 30,	December 31,
	2009	2008
Assets:
EMBASSY® digital security products and services	$2,841,129	$3,367,690
Wavexpress broadband media distribution	15,572	62,084
Total Assets	$2,856,701	$3,429,774

The following table details Wave’s sales by geographic area for the three and six-month periods ended June 30, 2009 and 2008.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended June 30, 2009:
EMBASSY® digital security products and services	$4,629,340	$3,000	$165,300	$4,797,640
Wavexpress broadband media distribution	—	—	—	—
Total	4,629,340	3,000	165,300	4,797,640
% of Total Revenue	97%	0%	3%	100%

Three months ended June 30, 2008:
EMBASSY® digital security products and services	$1,945,826	$3,624	$35,843	$1,985,293
Wavexpress broadband media distribution	—	—	—	—
Total	1,945,826	3,624	35,843	1,985,293
% of Total Revenue	98%	0%	2%	100%

Six months ended June 30, 2009:
EMBASSY® digital security products and services	$8,631,040	$3,200	$197,581	$8,831,821
Wavexpress broadband media distribution	—	—	—	—
Total	8,631,040	3,200	197,581	8,831,821
% of Total Revenue	98%	0%	2%	100%

Six months ended June 30, 2008:
EMBASSY® digital security products and services	$3,581,799	$30,887	$71,686	$3,684,372
Wavexpress broadband media distribution	—	—	—	—
Total	3,581,799	30,887	71,686	3,684,372
% of Total Revenue	97%	1%	2%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and six-month periods ended June 30th are as follows:

		Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$3,614,691	$1,623,802	$6,942,236	$2,983,195

% of Total Revenue		75%	82%	79%	81%

8.      Issuance of Common Stock

On February 5, 2009, all 456 shares of the 8% Series K Convertible Preferred Stock (“Series K Preferred Stock”) sold by Wave in an offering on December 24, 2008 automatically converted into 4,560,000 shares of Class A common stock, as the average of the closing bid prices for the fifteen-day trading period ending February 5, 2009 was $0.706, exceeding the bid price target of $0.70 per share.  Each share of Series K Preferred Stock issued in connection with the offering was convertible into 10,000 shares of Class A common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $0.70.

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

On April 8, 2009, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 1,881,136 shares of Class A common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,034,625.  These shares were priced at $0.55 per share.  SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 940,568 shares of Class A common stock at an exercise price of $0.55 per share.  These warrants expire in April 2012.  Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,868 shares of Class A common stock at an exercise price of $0.55 per share.  This warrant expires in April 2012.  Wave realized net proceeds of approximately $942,500 after deducting the placement agent fees of $62,077 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000.  The shares sold on April 8, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

On June 1, 2009, Wave issued 365,498 shares of Class A common stock to Wave employees for $0.28 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan.  Wave received proceeds of $102,522, from the sale of these shares.

On June 9, 2009, all 91 shares of the Series J Convertible Preferred Stock (“Series J Preferred Stock”) sold by Wave in an offering on October 31, 2008 automatically converted into 910,000 shares of Class A common stock, as the average of the closing bid prices for the fifteen-day trading period ending June 9, 2009 was $1.001, exceeding the bid price target of $1.00 per share.  Each share of Series J Preferred Stock issued in connection with the offering was convertible into 10,000 shares of Class A common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $1.00.

9.     Fair Value Measurement

As of June 30, 2009, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $506,500 at June 30, 2009) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

10.   Subsequent Events

On July 16, 2009, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 3,448,042 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $3,172,199.  These shares were priced at $0.92 per share.  Roth Capital Partners (“Roth”) entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering.  Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 1,724,024 shares of Class A common stock at an exercise price of $1.155 per share.  These warrants expire in January 2015.  Wave realized net proceeds of approximately $2,743,000 after deducting the placement agent fees of $253,776 and additional legal and other fees associated with the issuance of these securities which totaled approximately $175,000.  Additionally, on July 21, 2009 Wave agreed to sell and issue 1,791,738 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,648,400.  These shares were priced at $0.92 per share.  Roth entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering.  Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 895,868 shares of Class A common stock at an exercise price of $1.155 per share.  These warrants expire in January 2015.  Wave realized additional net proceeds of approximately $1,487,000 after deducting the placement agent fees of $131,872 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000.  The shares sold on July 16 and July 21, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

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

Management has focused on entering into licensing contracts pursuant to which the original equipment manufacturer, or OEM, licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with eight separate OEM partners.  Revenue recognized on these contracts for the three-month periods ended June 30, 2009 and 2008 was approximately $4,079,000 and $1,905,000, respectively. For the six-month periods ending June 30, 2009 and 2008, revenue recognized on these contracts amounted to approximately $7,535,000 and $3,517,000, respectively.

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

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was originally a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $2.5 million for the twelve-month period ending June 30, 2010.

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

Current planned development costs for this product group are expected to be approximately $3.1 million for the twelve-month period ending June 30, 2010.

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

Current planned development costs for this product are expected to be approximately $1.6 million for the twelve-month period ending June 30, 2010.

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

Current planned development costs for this product are expected to be approximately $350,000 for the twelve-month period ending June 30, 2010.

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

R&D

Wave has realized minimal operating revenues since its inception.  At June 30, 2009, Wave had an accumulated deficit of approximately $346.6 million.  Wave has made a substantial investment in research and development including $1.8 million for the quarter ended June 30, 2009, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2008, 2007 and 2006, Wave spent approximately $11.7 million, $10.6 million and $8.5 million, respectively, on research and development activities.

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

Results of Operations

Three-Months Ended June 30, 2009 and 2008

Wave had revenues of $4,797,640 and $1,985,293 for the three-months ended June 30, 2009 and 2008, respectively.  The increase in revenue was due primarily to a $2,478,392 increase in licensing revenues during the three months ended June 30, 2009 as compared to the same period in 2008.  This increase was due to higher per-unit royalty rates earned during the quarter ended June 30, 2009, primarily as a result of Wave’s OEM relationship with Dell as described below.  The increase in per-unit royalty rates was due to an amendment of Wave’s software license agreement with Dell.  The amendment was entered into in December 2008, and was retroactive to November 1, 2008.  Pursuant to the amendment, the per-unit royalties that Wave receives for each Dell PC model shipping with Wave’s EMBASSY Trust Suite software were increased by at least 100% per unit.  The amendment states that this increase in per unit royalty could be cancelled prospectively by Dell or Wave upon 30 days notice.  Services revenue, consisting primarily of non-recurring government time and materials contracts, increased by $333,955 during the quarter.  This increase was due primarily to revenue earned from a $748,640 contract awarded by the United States Department of Defense.  Under the contract, Wave provides consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

The table below sets forth the components that made up revenue for the quarters ended June 30:

	2009	2008	Increase	% Change

Licensing	$4,424,492	$1,946,100	$2,478,392	127%
Services	373,148	39,193	333,955	852%
Total Net Revenues	$4,797,640	$1,985,293	$2,812,347	142%

Cost of sales - licensing, consisting primarily of customer support and share-based compensation expense in accordance with SFAS 123(R), was $184,729, for the three-months ended June 30, 2009, compared to $209,707 for the same period in 2008.  The change in cost of sales - licensing was due to a decrease in customer support staff for the quarter ended June 30, 2009 versus the prior period.  Cost of sales - services, consisting primarily of non-recurring government time and materials costs, was $202,441, for the three-months ended June 30, 2009, compared to $29,869 for the same period in 2008.  The change in cost of sales - services was due to an increase in non-recurring government time and materials costs in connection with the contract with the United States Department of Defense during the quarter ended June 30, 2009 versus the prior period.  In order to enhance the comparability of its results of operations with other security software providers in the industry, Wave has reclassified for all periods presented the cost of sales to a component of operating expenses.  As a result, a gross profit analysis is not presented.

Selling, general and administrative (“SG&A”) expenses for the three-months ended June 30, 2009 were $2,948,138, as compared to $4,243,656 for the comparable period of 2008, a decrease of approximately 31%.  The decrease was due primarily to a decrease in salaries and related benefits totaling approximately $186,000, associated with planned headcount reductions, a decrease of approximately $147,000 in travel expenses, a decrease of approximately $102,000 in public relations expenditures, a decrease of approximately $195,000 in conference and trade show expenditures and a decrease of approximately $394,000 in professional fees as compared to the three months ended June 30, 2008.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $8,987 and $401,513 for the quarters ended June 30, 2009 and 2008, respectively.  This decrease was due to the suspension of its TVTonic consumer media service as of December 1, 2008.

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

Research and development expenses for the three-months ended June 30, 2009 were $1,800,962 as compared to $3,145,326 for the comparable period of 2008, a decrease of 43%.  This decrease was primarily attributable to decreased salaries, fringe and benefit expenditures of approximately $736,000 at Wave and $364,000 at Wavexpress, associated with headcount reductions, as compared to the three-months ended June 30, 2008.  In addition, professional fees, consisting primarily of consulting fees, decreased approximately $82,000 in the quarter ended June 30, 2009 versus the comparable period of 2008.  Wavexpress’ research and development expenditures included in the above were $14,430 and $414,576 for

the quarters ended June 30, 2009 and 2008, respectively.   This decrease was due to the suspension of its TVTonic consumer media service as of December 1, 2008.

Interest income for the three-months ended June 30, 2009 was $375 as compared to $3,370 for the comparable period of 2008.  The decrease in interest income is primarily attributable to lower average balances of Wave’s money market accounts for the quarter ended June 30, 2009 compared with the same period in 2008.

Interest expense for the three-months ended June 30, 2009 was $5,497 as compared to $-0- for the comparable period of 2008.  The increase is primarily attributable to interest incurred on the capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure in September 2008.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended June 30, 2009 was $343,752 as compared to $5,639,895 for the comparable period of 2008.

Six Months Ended June 30, 2009 and 2008

Wave had revenues of $8,831,821 and $3,684,372 for the six-month period ended June 30, 2009, and 2008, respectively.  The increase in revenue was due primarily to a $4,533,783 increase in licensing revenues during the six-month period as compared to the same period in 2008.  This increase was due to higher per-unit royalty rates earned during the six months ended June 30, 2009, primarily as a result of Wave’s OEM relationship with Dell.  As noted above, the increase in per-unit royalty rates was due to an amendment of Wave’s software license agreement with Dell.  The amendment was entered into in December 2008, and was retroactive to November 1, 2008.  Pursuant to the amendment, the per-unit royalties that Wave receives for each Dell PC model shipping with Wave’s EMBASSY Trust Suite software were increased by at least 100% per unit.  The amendment states that this increase in per unit royalty could be cancelled prospectively by Dell or Wave upon 30 days notice.  Services revenue, consisting primarily of non-recurring government time and materials contracts, increased by $613,666 during the six-month period.  This increase was due primarily to revenue earned from a $748,640 contract awarded by the United States Department of Defense.  Under the contract, Wave provides consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

The table below sets forth the components that made up the revenue for the six-month period ended June 30:

	2009	2008	Increase	% Change
Licensing	$8,155,388	$3,621,605	$4,533,783	125%
Services	676,433	62,767	613,666	978%
Total Net Revenues	$8,831,821	$3,684,372	$5,147,449	140%

Cost of sales - licensing, consisting primarily of customer support and share-based compensation expense in accordance with SFAS 123(R), was $350,401, for the six-months ended June 30, 2009, compared to $368,868 for the same period in 2008.  The change in cost of sales - licensing was due to a decrease in customer support staff during the six-months ended June 30, 2009 versus the prior period.  Cost of sales - services, consisting primarily of non-recurring government time and materials costs, was $384,829, for the six-months ended June 30, 2009, compared to $48,183 for the same period in 2008.  The change in cost of sales - services was due to an increase in non-recurring government time and materials costs in connection with the contract with the United States Department of Defense during the six-months ended June 30, 2009 versus the prior period.  In order to enhance the comparability of its results of operations with other security software providers in the industry, Wave has reclassified for all periods presented the cost of sales to a component of operating expenses.  As a result, a gross profit analysis is not presented.

SG&A expenses for the six months ended June 30, 2009, were $6,326,660, as compared to $8,540,746 for the comparable period of 2008, a decrease of approximately 26%.  The decrease was due primarily to a decrease in salaries and related benefits totaling approximately $445,000 associated with headcount reductions, a decrease of approximately $387,000 in travel expenses, a decrease of approximately $256,000 in public relations expenditures, a decrease of approximately $108,000 in conference and trade show expenditures and a decrease of approximately $741,000 in professional fees as compared to the six months ended June 30, 2008.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $431,457 and $795,454 for the six months ended June 30, 2009 and 2008, respectively.  This decrease was due to the suspension of its TVTonic consumer media service as of December 1, 2008.

Research and development expenses for the six months ended June 30, 2009, were $3,626,086, as compared to $6,398,805 for the comparable period of 2008, a decrease of 43%.  This decrease was primarily attributable to decreased salaries, fringe and benefit expenditures of approximately $1,539,000 at Wave and $717,000 at Wavexpress, associated with headcount reductions, as compared to the six-months ended June 30, 2008.  In addition, product development costs, consisting of language translation charges, decreased approximately $200,000 and professional fees, consisting primarily of consulting fees, decreased approximately $179,000 in the six-months ended June 30, 2009 versus the comparable period of 2008.  Wavexpress’ research and development expenditures included in the above were $166,434 and $834,590 for the six-months ended June 30, 2009 and 2008, respectively.   This decrease of approximately 60% was due primarily to the decrease in salaries, fringe and benefit expenditures noted above as a result of the suspension of Wavexpress’ TVTonic consumer media service as of December 1, 2008.

Interest income for the six months ended June 30, 2009, was $484 as compared to $22,287 for the comparable period of 2008.  The decrease in interest income is primarily attributable to lower average balances of Wave’s money market accounts for the six months ended June 30, 2009 compared with the same period in 2008.

Interest expense for the six-months ended June 30, 2009 was $11,314 as compared to $-0- for the comparable period of 2008.  The increase is primarily attributable to interest incurred on the capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure in September 2008.

Due to the reasons set forth above, our net loss to common stockholders for the six months ended June 30, 2009, was $1,866,985 as compared to $11,649,943 for the comparable period of 2008.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of June 30, 2009, had an accumulated deficit of $346,556,848.   Total stockholders’ deficit as of June 30, 2009 was $5,685,084.  Wave has financed its operations through June 30, 2009 principally through the issuance of Class A and B Common Stock and several series of preferred stock.

Sources and uses of cash

As of June 30, 2009, Wave had $506,460 in cash and cash equivalents.  As of December 31, 2008, Wave had $951,563 in cash and cash equivalents.  The decrease in cash and cash equivalents of $445,103, resulted from (i) $1,773,527 used in operating activities and (ii) $20,340 used in investing activities for the acquisition of capital assets offset by (iii) $1,348,764 generated through financing activities, from the sale of 3,031,634 shares of Class A common stock, including 365,498 shares sold pursuant to Wave’s Employee Stock

Purchase Plan, partially offset by the payment of dividends on Wave’s 8% Series I Preferred stock and payments on a capital lease obligation.  At June 30, 2009, Wave had negative working capital of $5,902,916.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending June 30, 2010 will be approximately $20,400,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of  $506,460 as of June 30, 2009;

•                  gross margin contribution from sales and licensing of products; and

•                  additional financings.

Given Wave’s capital requirements for the twelve-month period ending June 30, 2010 as indicated above and Wave’s cash on hand as of June 30, 2009, Wave will be required to raise additional capital to fund its operations.  On July 16, 2009, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 3,448,042 shares of Class A common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $3,172,199.  These shares were priced at $0.92 per share.  Roth Capital Partners (“Roth”) entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering.  Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 1,724,024 shares of Class A common stock at an exercise price of $1.155 per share.  These warrants expire in January 2015.  Wave realized net proceeds of approximately $2,743,000 after deducting the placement agent fees of $253,776 and additional legal and other fees associated with the issuance of these securities which totaled approximately $175,000.  Following the July 16, 2009 transaction, on July 21, 2009, Wave entered into subscription agreements pursuant to which Wave agreed to sell and issue an additional 1,791,738 shares of Class A common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,648,400.  These shares were priced at $0.92 per share.  Roth entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering.  Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 895,868 shares of Class A common stock at an exercise price of $1.155 per share.  These warrants expire in January 2015.  Wave realized net proceeds of approximately $1,487,000 after deducting the placement agent fees of $131,872 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000.  The shares sold on July 16, 2009 and July 21, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

We may obtain additional funding as needed, from further sales of newly issued shares of Class A common stock or preferred stock, including the sale of Class A common stock or preferred stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on April 18, 2008 and was declared effective by the Commission on June 23, 2008, or from debt financing or a combination of these sources.  Approximately $9,447,000 in gross proceeds is available under the April 18, 2008 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with OEM partners as described below.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the six-months ended June 30, 2009 was approximately $8,590,000 versus approximately $4,187,000 for the comparable period of 2008.

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

Wave’s OEM distribution agreements began to generate royalty revenue in the second quarter of 2006.  The aggregate amount of royalty revenue from these arrangements was a significant contributor to Wave’s revenue growth to date.  Revenue from these agreements in future years may also be material.  We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products.  In December 2008, Wave completed an amendment to its software license agreement with its largest OEM customer, Dell Products LP.  Under the new arrangement, the per-unit royalties that Wave receives for each Dell PC model shipping with Wave’s EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008.  This increase in per unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice.

In mid-October 2008, Wave completed an OEM distribution agreement with Acer, Wave’s eighth OEM partner and the world’s third-largest PC vendor, to bundle Wave EMBASSY® software with Acer’s new Veriton™ 670 business PCs.  Wave is being paid a per unit royalty fee for each Acer shipment which includes Wave’s software.  Shipments in Europe and Asia began during the fourth quarter of 2008.  U.S. shipments are expected to begin in mid-2009.

The OEM distribution agreements referred to above have given rise to separate software upgrade contracts with enterprise customers/end users.  We refer to these contracts as license upgrade agreements.  These contracts include a software license and a maintenance agreement.  These contracts are separately negotiated with end users and are not associated with the OEM distribution agreements.

Sales from these upgrade contracts began in the latter part of the third quarter of fiscal year 2007.  These sales consist of licensed use of the Company’s EMBASSY Trust Suite of products - primarily the Company’s EMBASSY Security Center paired with the Company’s ERAS server product.  Billings for license upgrades amounted to approximately $601,000 for the six-months ended June 30, 2009 versus approximately $181,000 for the comparable period of 2008.  Given that Wave is in the early stages of its software upgrade and maintenance business and consistent with the Company’s revenue recognition policies, Wave has not yet established vendor-specific objective evidence of the fair value of each undelivered element for its software and services.  Accordingly, Wave’s license upgrade sales are being recorded as deferred revenue and then recognized generally over a 365-day period.  Wave recognized approximately $561,000 of license upgrade revenue during the six-months ended June 30, 2009 versus approximately $58,000 for the comparable period of 2008.  Deferred revenue decreased by approximately $235,000 during the six-months ended June 30, 2009 due primarily to the recognition of previously deferred revenue associated with work performed for Toshiba and Fujitsu on developing self-encrypting drives that secure data.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending June 30, 2010 and given the uncertainties described above with respect to Wave’s revenue outlook, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending June 30, 2010.  These activities include the filing of a $25,000,000 shelf registration statement on Form S-3 with the SEC on April 18, 2008 which was declared effective on June 23, 2008 (for which there is approximately $9,447,000 remaining for future financings).

It is likely we will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending June 30, 2010.   The availability and amount of any such financings are unknown at this time and we cannot assure you that we will be successful in securing future financing. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives.  Given the available cash currently on hand and our expenditure forecast for the twelve-months ending June 30, 2010, we estimate that we will need to generate at least $2,000,000 from a combination of revenue growth and additional financing activities, in order to continue as a going concern for the twelve-months ending June 30, 2010.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to generate revenues to cover its operating costs, it will need to continue to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond June 30, 2010.  We may be unable to raise additional capital, in which case we would be unable to continue our operations, develop or enhance our products and continue as a going concern.

The challenges presented by the current economic downturn may impact the volume of shipments by our OEM partners of products equipped with our software and general demand for our products is uncertain.

Commitments

Wave has a capitalized lease obligation for computer equipment due July 2013. As of June 30, 2009, $275,469 was outstanding under this obligation.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of June 30, 2009 as a result of an impairment charge due to the suspension of Wavexpress’ TVTonic consumer media services on December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$60,445	$133,639	$81,385	$—	$275,469
Operating leases commitments	805,158	1,075,544	358,321	—	2,239,023
Total commitments	$865,603	$1,209,183	$439,706	$—	$2,514,492

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 301(a)(4)(ii) of Securities and Exchange Commission (“SEC”) Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the CEO and CFO, of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended June 30, 2009 was below operating expenses, as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of June 30, 2009, we had an accumulated deficit of approximately $346.6 million and negative working capital of approximately $5.9 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. This will likely result in significant losses for the foreseeable future. Considering our current cash balance, which includes the net proceeds received from the financing transactions completed on July 16th and 21st 2009, and Wave’s projected operating cash requirements, we anticipate that our existing capital resources will be adequate to satisfy our cash flow requirements through February 2010. In order to fund our business beyond February 2010, it will be necessary for us to generate substantial revenue, complete one or more commercial or strategic transactions or raise additional capital. Wave is uncertain as to the availability of financing from other sources to fund any cash deficiencies. Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.

We may be unable to raise the additional cash flow which will be necessary to continue as a going concern for the next twelve months.

Based upon our current expense forecast, assuming current revenue levels for non-Dell sales, assuming current shipment volumes for Dell at a per unit royalty rate that increased by at least 100% per unit on November 1, 2008 and taking into account the financings completed in July 2009, we estimate that our current available capital is sufficient to fund Wave through February 2010. In addition to our efforts to begin to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave is evaluating additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We estimate, based upon our current forecasts, we will need to generate a minimum of $2.0 million from a combination of revenue growth, commercial or strategic transactions and/or additional financings, to continue as a going concern for the twelve months ended June 30, 2010. We expect we will be required to generate a significant portion of this cash through additional financings in the form of a sale of newly issued securities.  While we recently completed financings in the form of sales of Class A Common Stock on July 16th and 21st 2009, we do not know if additional financing will be available or that, if available, it will be available on favorable terms. As we issue additional shares of our stock, our stockholders’ ownership will be diluted.  Also, the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Furthermore, if we are not successful in generating sufficient cash flow or obtaining additional funding, we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

A single customer accounts for a significant portion of our revenues and, therefore, the loss of that customer may have a material adverse effect on our results of operations.

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 80% of our revenue in

2008. If our relationships with our large customers were disrupted, we could lose a significant portion of our anticipated revenue which may have a material adverse effect on our results of operations.

Factors that could influence our relationships with our customers, among other things, include:

•                  our ability to sell our products at prices that are competitive with our competitors;

•                  our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers; and

•                  our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers’ requirements.

If our OEM customers fail to purchase our components or to sell sufficient quantities of their products incorporating our components, or if our OEM customers’ sales timing and volume fluctuates, it may have a material adverse effect on our results of operations.

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 80% of our revenue in 2008. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products, or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it may lead to a reduction in sales and have a material adverse effect on our results of operations.

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

A party who is able to circumvent our security measures could misappropriate proprietary electronic content or cause interruptions in our operations and those of our strategic partners. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Our attempts to implement contracts that limit our liability to our customers, including liability arising from a failure of security features contained in our products and services, may not be enforceable. We currently do not have product liability insurance to protect against these risks.  If the security of our products or services is breached, our results of operations may be materially adversely affected by the liability resulting from the breach.

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

If our common stock ceases to be listed for trading on the NASDAQ Capital Market, it may harm our stock price and make it more difficult to sell shares.

Our common stock is listed on the NASDAQ Capital Market.  In order to maintain our NASDAQ listing, NASDAQ Marketplace Rule 4450(b)(4) requires that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days.  Because of the volatility in our common stock price, there can be no assurance that we will be able to maintain compliance with this requirement. If our minimum bid price remains below $1.00 for 30 consecutive trading days, under the current NASDAQ Capital Market rules, we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period.  In the event that we do not regain compliance during such 180 day period, we would be entitled to an additional 180 day compliance period if we meet the other initial listing requirements of the NASDAQ Capital Market at the end of such initial 180 day period.  If our common stock ceases to be listed for trading on the NASDAQ Capital Market, we expect that our common stock would be traded on the NASD’s Over-the-Counter Bulletin Board (OTC-BB).  The level of trading activity of our common stock may decline if it is no longer listed on the NASDAQ Capital Market.  As such, if our common stock ceases to be listed for trading on the NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 22, 2009, Wave held its Annual Meeting of shareholders.  At the Annual Meeting, the shareholders voted on the following matters:

The election of five directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified.  The previous board was re-elected with the following results:

DIRECTOR	FOR	AGAINST	WITHHELD	ABSETENTIONS AND BROKER NON-VOTES
John E. Bagalay, Jr.	53,309,166	0	3,008,148	0
Nolan Bushnell	53,353,358	0	2,963,956	0
George Gilder	54,124,082	0	2,193,232	0
John E. McConnaughy, Jr.	53,856,612	0	2,460,702	0
Steven Sprague	54,282,233	0	2,035,082	0

Ratifying the action of the Board of Directors in amending the 1994 Employee Stock Option Plan to increase the number of shares of Class A Common Stock authorized for issuance thereunder from 10,500,000 to 14,000,000. The amendment was approved with the following results: For: 10,307,209; Against: 1,097,183; Withheld: 0; Abstentions and Broker Non-Votes: 115,860.

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: August 10, 2009	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

Dated: August 10, 2009	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer