Form 10-Q
period 2009-09-30
WAVE SYSTEMS CORP
filed 2009-11-09
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2009: 72,748,774 shares of Class A Common Stock and 38,232 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,137,299	$951,563
Accounts receivable, net of allowance for doubtful accounts of $-0- at September 30, 2009 and $16,364 at December 31, 2008	1,678,750	1,701,829
Prepaid expenses	381,049	227,967
Total current assets	5,197,098	2,881,359
Property and equipment, net	278,054	408,440
Other assets	132,161	139,975
Total Assets	5,607,313	3,429,774
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	5,228,290	7,655,834
Current portion of capital lease payable	60,686	63,537
Deferred revenue	1,599,699	1,484,044
Total current liabilities	6,888,675	9,203,415
Long-term portion of capital lease payable	199,415	245,362
Total liabilities	7,088,090	9,448,777
Stockholders’ Equity (Deficit):
8% Series I Convertible Preferred stock, $.01 par value. 220 shares issued and outstanding (liquidation preference of $968,000) in 2009 and 2008	2	2
Series J Convertible Preferred stock, $.01 par value. -0- shares issued and outstanding (liquidation preference of $-0-) in 2009 and 91 shares issued and outstanding (liquidation preference of $364,000) in 2008	—	1
8% Series K Convertible Preferred stock, $.01 par value. -0- shares issued and outstanding (liquidation preference of $-0-) in 2009 and 456 shares issued and outstanding (liquidation preference of $1,276,800) in 2008	—	5
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 72,742,818 shares issued and outstanding in 2009 and 58,877,968 in 2008	727,428	588,780
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 38,232 shares issued and outstanding in 2009 and 2008	382	382
Capital in excess of par value	344,826,976	338,081,691
Accumulated deficit	(347,035,565)	(344,689,864)
Total Stockholders’ Equity (Deficit)	(1,480,777)	(6,019,003)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,607,313	$3,429,774

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net revenues:
Licensing	$4,717,523	$1,821,225	$12,872,911	$5,442,830
Services	126,283	13,482	802,716	76,249
Total net revenues	4,843,806	1,834,707	13,675,627	5,519,079
Operating expenses:
Licensing — cost of sales	232,661	198,354	583,062	567,222
Services — cost of sales	71,041	8,614	455,870	56,797
Selling, general, and administrative	2,942,158	4,048,641	9,268,818	12,589,387
Research and development	2,071,652	3,177,408	5,697,738	9,576,213
Total operating expenses	5,317,512	7,433,017	16,005,488	22,789,619
Operating loss	(473,706)	(5,598,310)	(2,329,861)	(17,270,540)
Other income (expense):
Interest income	167	1,395	651	23,682
Interest expense	(5,177)	(7,817)	(16,491)	(7,817)
Total other income (expense)	(5,010)	(6,422)	(15,840)	15,865
Net loss	$(478,716)	$(5,604,732)	$(2,345,701)	$(17,254,675)
Loss per common share — basic and diluted	$(0.01)	$(0.10)	$(0.04)	$(0.32)
Weighted average number of common shares outstanding during the period	71,799,844	57,896,307	66,717,852	54,261,426

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Value	Deficit	Income	Total

Balance as of December 31, 2008	220	$2	91	$1	456	$5	58,877,968	$588,780	38,232	$382	$338,081,691	$(344,689,864)	$—	$(6,019,003)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,345,701)	—	(2,345,701)
Conversion of 8% Series K Preferred Stock for Class A Common Stock	—	—	—	—	(456)	(5)	4,560,000	45,600	—	—	(45,595)	—	—	—
Issuance of Class A Common Stock at $0.55 per share, less issuance cost of $55,904	—	—	—	—	—	—	785,000	7,850	—	—	367,995	—	—	375,845
Issuance of Class A Common Stock at $0.55 per share, less issuance cost of $92,077	—	—	—	—	—	—	1,881,136	18,811	—	—	923,736	—	—	942,547
Conversion of Series J Preferred Stock for Class A Common Stock	—	—	(91)	(1)	—	—	910,000	9,100	—	—	(9,099)	—	—	—
Issuance of Class A Common Stock at $0.92 per share, less issuance cost of $484,960	—	—	—	—	—	—	3,448,042	34,480	—	—	2,652,759	—	—	2,687,239
Issuance of Class A Common Stock at $0.92 per share, less issuance cost of $159,250	—	—	—	—	—	—	1,791,738	17,917	—	—	1,471,232	—	—	1,489,149
Warrants exercised at $0.55 per share	—	—	—	—	—	—	100,000	1,000	—	—	54,000	—	—	55,000
Cashless exercise of warrants at $0.85 per share	—	—	—	—	—	—	8,450	85	—	—	(85)	—	—	—
Cashless exercise of warrants at $0.90 per share	—	—	—	—	—	—	4,986	50	—	—	(50)	—	—	—
Warrant exercised at $0.28 per share	—	—	—	—	—	—	10,000	100	—	—	2,700	—	—	2,800
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $0.28	—	—	—	—	—	—	365,498	3,655	—	—	98,867	—	—	102,522
Cash dividends paid on 8% Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	(77,440)	—	—	(77,440)
Dividends accrued on 8% Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	(3,200)	—	—	(3,200)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,309,465	—	—	1,309,465

Balance as of September 30, 2009	220	$2	—	$—	—	$—	72,742,818	$727,428	38,232	$382	$344,826,976	$(347,035,565)	$—	$(1,480,777)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,345,701)	$(17,254,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,950	279,328
Compensation associated with issuance of stock options	1,309,465	1,706,248
Changes in assets and liabilities:
Decrease in accounts receivable	23,079	231,996
(Increase) decrease in prepaid expenses	(153,082)	83,976
Decrease (increase) in other assets	7,814	(1,477)
(Decrease) increase in accounts payable and accrued expenses	(2,430,744)	3,350,682
Increase in deferred revenue	115,655	761,535
Net cash used in operating activities	(3,282,564)	(10,842,387)

Cash flows from investing activities:
Acquisition of property and equipment	(60,564)	(558,162)
Net cash used in investing activities	(60,564)	(558,162)

Cash flows from financing activities:
Proceeds from capital lease obligation	—	335,797
Payments on capital lease obligation	(48,798)	(10,657)
Net proceeds from issuance of preferred stock	—	859,970
Net proceeds from issuance of common stock	5,597,302	7,198,256
Proceeds from exercise of warrants	57,800	—
Payment of dividends on preferred stock	(77,440)	—
Net cash provided by financing activities	5,528,864	8,383,366

Net increase (decrease) in cash and cash equivalents	2,185,736	(3,017,183)

Cash and cash equivalents at beginning of period	951,563	3,714,030

Cash and cash equivalents at end of period	$3,137,299	$696,847

Supplemental cash flow information:
Non-cash financing activities:
Conversion of 8% Series K Preferred stock into Class A Common stock	$45,600	$—
Conversion of Series J Preferred stock into Class A Common stock	$9,100	$—
Cash paid during the period for:
Interest	$16,491	$—

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2009 and 2008

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2009 and December 31, 2008, its results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and cash flows for the nine-month periods ended September 30, 2009 and 2008.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2008, included in its Form 10-K filed on March 16, 2009.  The results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the operating results for the full year or any future periods.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”, or the “Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB for non-governmental entities. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards. The Codification did not change rules and interpretations of the SEC which are also sources of authoritative GAAP for SEC registrants. Because the Codification did not change GAAP, the Codification had no impact on the Company’s consolidated financial statements or footnote disclosures.

A detailed description of the accounting policies deemed critical to the understanding of the consolidated financial statements is included in the notes to Wave’s audited financial statements for the year ended December 31, 2008, included in its Form 10-K filed with the Securities and Exchange Commission on March 16, 2009.

2.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of September 30, 2009, has an accumulated deficit of $347,035,565.  Wave is expecting to incur an operating loss for the calendar year 2009.  As of September 30, 2009, Wave had negative working capital of $1,691,577.

Wave has begun market introduction of its security and broadband media distribution software products and has signed initial distribution contracts for these applications.  However, due to the early stage nature of this market, Wave may not generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve-months ending September 30, 2010.

Because Wave may not have sufficient cash to fund operations for the twelve-months ending September 30, 2010; and given the uncertainties described above with respect to Wave’s revenue outlook for 2009, Wave may engage in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending September 30, 2010.  These activities include the sale of 3,448,042 shares of common stock, on July 16, 2009, at $0.92 per share for gross proceeds of $3,172,199.  We realized approximately $2,687,000 in net proceeds after deducting the placement agent fees of $253,776 and additional legal and other fees associated with the issuance of these securities totaling approximately $231,000.  In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 1,724,024 shares of Wave Class A common stock for $1.155 per share.  These warrants expire in January 2015.  Following the July 16, 2009 financing, Wave sold an additional 1,791,738 shares of common stock on July 21, 2009, also at $0.92 per share, for gross proceeds of $1,648,400.  We realized approximately $1,489,000 in net proceeds after deducting the placement agent fees of $131,872 and additional legal and other fees associated with the issuance of these securities totaling approximately $27,000.  In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 895,868 shares of Wave Class A common stock for $1.155 per share.  These warrants expire in January 2015.  Both of these financings were completed under a shelf registration filed with the SEC on April 18, 2008 and declared effective on June 23, 2008.

Wave may be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives to raise additional capital to continue to fund our operations for the twelve-months ending September 30, 2010.  Considering our current cash balance, current expense and revenue forecasts, Wave projects that it has enough liquid assets to continue operating through September 2010.

If Wave is not successful in executing its business plan, Wave could be forced to cease operations or merge with or sell its business to another company.   No assurance can be provided that any of these initiatives will be successful.   Due to Wave’s current cash position, its capital needs over the next year and beyond and the uncertainty as to whether Wave will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave’s ability to continue as a going concern.

3.               Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and nine-month periods ended September 30, 2009, were approximately 3,402,000 shares and 2,400,000 shares, respectively, versus 191,000 shares and 202,000 shares for the three-month and nine-month periods ended September 30, 2008, respectively.  In addition, employee stock options and other stock warrants to purchase a weighted average of approximately 17,873,000 and 18,519,000 shares were outstanding for the three-month and nine-month periods ended September 30, 2009, respectively versus 10,300,000 and 9,122,000 shares for the three-month and nine-month periods ended September 30, 2008, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

4.               Wavexpress

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

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the prime rate of JP Morgan Chase Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through September 30, 2009, Wave has funded Wavexpress with approximately $46,771,000 in cash, plus approximately $29,989,000 in accrued interest.  Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

As of September 30, 2009, Wave owned 97.2% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $8,000 and $1,180,000 for the three-month periods ended September 30, 2009 and September 30, 2008, respectively, and approximately $617,000 and $2,810,000 for the nine-month periods ended September 30, 2009 and September 30, 2008, respectively.

5.             Recent Accounting Pronouncements

In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (“ASC 855”) (formerly referenced as SFAS No. 165, Subsequent Events), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. ASC 855 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have an impact on our financial position or results of operations. We evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date our financials were issued. During this period, we did not have any material recognizable subsequent events (see Note 11).

In April 2009, the FASB issued ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments (formerly referenced as FSP FAS 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This ASC, which became effective for the Company on July 1, 2009, did not impact the consolidated financial results of the Company as the requirements are disclosure-only in nature.

6.               Share-based Compensation

Wave recognized $468,039 and $501,009 of share-based compensation during the three-months ended September 30, 2009 and 2008, respectively, and $1,309,465 and $1,706,248 for the nine-month periods ended September 30, 2009 and 2008, respectively.  During the three-month period ended September 30, 2009, Wave granted 68,650 stock options at a weighted-average estimated fair value of $0.55.  During the three-month period ended September 30, 2008, Wave granted 30,600 stock options at a weighted-average estimated fair value of $0.45.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cost of Sales	$8,521	$4,957	$44,404	$23,851
Selling, General & Administrative	286,542	313,636	800,557	1,028,200
Research & Development	172,976	182,416	464,504	654,197

Total	$468,039	$501,009	$1,309,465	$1,706,248

7.       Income Taxes

Wave has not recorded any income tax expense due to the net loss incurred for all periods presented.  Wave has federal and state net operating loss carryforwards of approximately $278.0 million, which expire beginning in 2009 through 2028.  Wave also has capital loss carryforwards for tax return purposes of approximately $7.5 million, which expire in 2009 and 2010.  Wave has recorded a full valuation allowance against its net deferred tax assets resulting from these unrecognized tax benefits. Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period.  Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership occurred prior to or following Wave’s initial public offering in September 1994 and, potentially, in periods following, thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations

8.       Segment Reporting

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

The following sets forth reportable segment data:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating Revenues:
EMBASSY® digital security products and services	$4,843,806	$1,834,707	$13,675,627	$5,519,079
Wavexpress broadband media distribution	—	—	—	—
Total Operating Revenues	4,843,806	1,834,707	13,675,627	5,519,079
Net Loss:
EMBASSY® digital security products and services	(471,356)	(4,418,691)	(1,729,620)	(14,460,877)
Wavexpress broadband media distribution	(2,350)	(1,179,619)	(600,241)	(2,809,663)
Total Segments Net Loss	(473,706)	(5,598,310)	(2,329,861)	(17,270,540)
Net interest income (expense)	(5,010)	(6,422)	(15,840)	15,865
Net Loss	(478,716)	(5,604,732)	(2,345,701)	(17,254,675)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	65,387	78,707	190,950	229,711
Wavexpress broadband media distribution	—	26,583	—	49,617
Total Depreciation and Amortization Expense	65,387	105,290	190,950	279,328
Capital Expenditures:
EMBASSY® digital security products and services	40,224	21,726	60,564	123,747
Wavexpress broadband media distribution	—	427,055	—	434,415
Total Capital Expenditures	$40,224	$448,781	$60,564	$558,162

	September 30,	December 31,
	2009	2008
Assets:
EMBASSY® digital security products and services	$5,591,781	$3,367,690
Wavexpress broadband media distribution	15,532	62,084
Total Assets	$5,607,313	$3,429,774

The following table details Wave’s sales by geographic area for the three and nine-month periods ended September 30, 2009 and 2008.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended September 30, 2009:
EMBASSY® digital security products and services	$4,632,124	$1,240	$210,442	$4,843,806
Wavexpress broadband media distribution	—	—	—	—
Total	4,632,124	1,240	210,442	4,843,806
% of Total Revenue	96%	0%	4%	100%

Three months ended September 30, 2008:
EMBASSY® digital security products and services	$1,764,131	$9,313	$61,263	$1,834,707
Wavexpress broadband media distribution	—	—	—	—
Total	1,764,131	9,313	61,263	1,834,707
% of Total Revenue	96%	1%	3%	100%

Nine months ended September 30, 2009:
EMBASSY® digital security products and services	$13,263,164	$4,440	$408,023	$13,675,627
Wavexpress broadband media distribution	—	—	—	—
Total	13,263,164	4,440	408,023	13,675,627
% of Total Revenue	97%	0%	3%	100%

Nine months ended September 30, 2008:
EMBASSY® digital security products and services	$5,345,930	$40,200	$132,949	$5,519,079
Wavexpress broadband media distribution	—	—	—	—
Total	5,345,930	40,200	132,949	5,519,079
% of Total Revenue	97%	1%	2%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and nine-month periods ended September 30th are as follows:

		Three months ended September 30,		Nine months ended September 30,
		2009	2008	2009	2008
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$3,965,099	$1,548,252	$10,907,335	$4,531,447

% of Total Revenue		82%	84%	80%	82%

9.     Issuance of Common Stock

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

On March 13, 2009, Wave entered into subscription agreements with certain purchasers, pursuant to which Wave agreed to sell and issue 785,000 shares of Class A common stock, par value $.01 per share, for an aggregate purchase price of $431,750.  These shares were priced at $0.55 per share.  Securities Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 392,500 shares of Class A common stock at an exercise price of $0.55 per share.  These warrants expire in March 2012.  Additionally, Wave agreed to issue a warrant to SRA to purchase up to 47,100 shares of Class A common stock at an exercise price of $0.55 per share.  This warrant expires in March 2012.  Wave realized net proceeds of approximately $376,000 after deducting the placement agent fees of $25,905 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000.  The shares sold on March 13, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

On April 8, 2009, Wave entered into subscription agreements with certain purchasers, pursuant to which Wave agreed to sell and issue 1,881,136 shares of Class A common stock, par value $.01 per share, for an aggregate purchase price of $1,034,625.  These shares were priced at $0.55 per share.  SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 940,568 shares of Class A common stock at an exercise price of $0.55 per share.  These warrants expire in April 2012.  Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,868 shares of Class A common stock at an exercise price of $0.55 per share.  This warrant expires in April 2012.  Wave realized net proceeds of approximately $942,500 after deducting the placement agent fees of $62,077 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000.  The shares sold on April 8, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

On June 1, 2009, Wave issued 365,498 shares of Class A common stock to Wave employees for $0.28 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan.  Wave received proceeds of $102,522, from the sale of these shares.

On June 9, 2009, all 91 outstanding shares of the Series J Convertible Preferred Stock (“Series J Preferred Stock”) sold by Wave in an offering on October 31, 2008 automatically converted into 910,000 shares of Class A common stock, as the average of the closing bid prices for the fifteen-day trading period ending June 9, 2009 was $1.001, exceeding the bid price target of $1.00 per share.  Each share of Series J Preferred Stock issued in connection with the offering was convertible into 10,000 shares of Class A common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equaled or exceeded $1.00.

On July 16, 2009, Wave entered into subscription agreements with certain purchasers, pursuant to which Wave agreed to sell and issue 3,448,042 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $3,172,199.  These shares were priced at $0.92 per share.  Roth Capital Partners (“Roth”) entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering.  Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 1,724,024 shares of Class A common stock at an exercise price of $1.155 per share.  These warrants expire in January 2015.  Wave realized net proceeds of approximately $2,687,000 after deducting the placement agent fees of $253,776 and additional legal and other fees associated with the issuance of these securities which totaled approximately $231,000.  The shares sold on July 16, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

On July 21, 2009 Wave entered into subscription agreements with certain purchasers, pursuant to which it agreed to sell and issue 1,791,738 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $1,648,400.  These shares were priced at $0.92 per share.  Roth Capital Partners (“Roth”) entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering.  Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 895,868 shares of Class A common stock at an exercise price of $1.155 per share.  These warrants expire in January 2015.  Wave realized net proceeds of approximately $1,489,000 after deducting the placement agent fees of $131,872 and additional legal and other fees associated with the issuance of these securities which totaled approximately $27,000.  The shares sold on July 21, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

10.   Fair Value Measurement

As of September 30, 2009, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $3,137,000 at September 30, 2009) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

11.  Subsequent Events

On October 23, 2009 Wave was awarded a $1,600,000 contract by a United States Department of Defense agency.   Under the contract, Wave will provide consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the government.   The term of the project is expected to be approximately seventeen months.

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

Management has focused on entering into licensing contracts pursuant to which the original equipment manufacturer, or OEM, licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with eight separate OEM partners.  Revenue recognized on these contracts for the three-month periods ended September 30, 2009 and 2008 was approximately $4,318,000 and $1,770,000, respectively. For the nine-month periods ending September 30, 2009 and 2008, revenue recognized on these contracts amounted to approximately $11,852,000 and $5,288,000, respectively.

Management is focused on opportunities for Wave’s eSign Transaction Management Suite, also known as eTMS (“eTMS”), to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions.  Enhancements made to Wave’s eTMS product during the fourth quarter of 2008 allow for mortgage closing documents to be signed and notarized in a secure environment and the note then registered through the Mortgage Electronic Registry System (MERS®), a system for electronically tracking mortgage ownership and servicing rights.  We continue to pursue additional opportunities for the eTMS product line.

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

The ESC enables the user to set up and configure the TPM platform.  In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management.  The ESC software contains advanced lifecycle management tools for self-encrypting hard drives.  Self-encrypting drives, or SEDs, provide advanced data protection technology and differ from software-based full disk encryption in that encryption takes place in hardware, resulting in more robust security without slowing processing speeds. Because the drives are factory-installed, encryption is “always on”, so there is less of a concern over whether proprietary information is protected.   Self-encrypting drives from Seagate (DriveTrustTM technology) and Samsung, which earlier this year unveiled the first solid-state SED using flash memory, come bundled with Wave’s client software EMBASSY® Trusted Drive Manager, for pre-boot authentication and initialization of the drive. Optionally, enterprises can select Wave’s EMBASSY® Remote Administration Server for the centralized administration and management of the drives—providing detailed event logs for compliance reporting.

Data Protection is addressed by the DM, which provides document encryption, decryption and client side storage of documents. The DM, which works with Microsoft Windows and Microsoft Office, secures documents against unauthorized users and hackers.  Wave’s software is Windows 7 ready and builds upon the operating system’s data protection feature set, providing full-featured EMBASSY solutions for data protection and strong authentication.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and will develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $2.5 million for the twelve-month period ending September 30, 2010.

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

Current planned development costs for this product group are expected to be approximately $3.1 million for the twelve-month period ending September 30, 2010.

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

EMBASSY Remote Administration Server (“ERAS”)

ERAS is a server product that provides centralized management and auditing of TPMs and SEDs.  ERAS is designed to give IT administrators the ability to deploy and remotely manage SED and TPM systems.  It provides for initialization, pre-boot authentication management, recovery, and repurposing of TPMs and SEDs.  ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and SED security settings, thus allowing IT administrators to assess the risk of whether a lost or compromised PC is adequately secure.  ERAS is designed to facilitate enterprise adoption of TPM and SED technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs.  The latest version of EMBASSY Trust Suite, including TDM, incorporates support for Seagate’s Momentus FDE 7200-RPM SED and Samsung’s solid state SEDs — both shipping on Dell’s E-Series notebook PCs.  In December 2008, Wave and Fujitsu Computer Products of America, Inc. showcased their SED solution at the Network World IT Roadmap Conference & Expo in San Francisco.  Fujitsu’s 2.5-inch High Definition Drive was the first technology that met the Opal Security Subsystem Class (SSC) specification — an industry standard issued by the TCG.  The SSC specification gives vendors an industry standard for developing SEDs that secure data.  Wave continues to work with Fujitsu, Toshiba, Samsung and Hitachi to develop Opal-compliant SED solutions.

Current planned development costs for this product are expected to be approximately $1.6 million for the twelve-month period ending September 30, 2010.

Digital Signature and Electronic Document Management

Our eSign Transaction Management Suite, also known as eTMS (“eTMS”), originally consisted of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0 is a digital signature application that connects signers and institutions — banks, insurance companies, enterprises, etc. — through a legally binding digital signature.  Wave’s SmartSignature Server, a server-side electronic signature application, enables individuals to electronically sign and store virtually any format of document, while connected to a server, as opposed to the signing taking place on the client PC.  Wave’s SmartSigning Rooms Version 1.0 enhances the functionality of SmartSAFE enabling an organization to offer signers a secure virtual environment to review, annotate and electronically sign documents.  Further enhancements to eTMS allow for mortgage closing documents to be signed and notarized in a secure environment and the note then registered through the Mortgage Electronic Registry System, a system for electronically tracking mortgage ownership and servicing rights.  Additionally, eTMS has added an optional SmartClose module which offers lenders protection against borrowers claiming not to have understood their debt obligation.  Lenders can now require electronic initialing on key line items — a critical feature for refuting borrower calls to nullify the loan.  The module also offers electronic notarization through the integration of the World Wide Notary’s DigiSign application with SmartSafe.  The SmartClose module provides critical functionality to enable true e-Mortgages.

To increase the security associated with identity protection and digital signing credentials, Wave’s SmartSignature is enabled for the support of TPMs.  SmartSAFE Version 4.0 is a web-based document management application where signed documents are archived and tracked.  SmartSAFE provides an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE also supports archival and management of unsigned documents in virtually any format.  These products allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to traditional paper-based documentation methods.  SmartIdentity is an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology.  Wave will continue to allocate resources toward marketing and sales to promote these products.

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

Current planned development costs for this product are expected to be approximately $350,000 for the twelve-month period ending September 30, 2010.

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

R&D

Wave has realized minimal operating revenues since its inception.  At September 30, 2009, Wave had an accumulated deficit of approximately $347.0 million.  Wave has made a substantial investment in research and development including $2.1 million for the quarter ended September 30, 2009, and expects to continue to make substantial investments in its products and technology.  For the years ended December 31, 2008, 2007 and 2006, Wave spent approximately $11.7 million, $10.6 million and $8.5 million, respectively, on research and development activities.

Results of Operations

Three-Months Ended September 30, 2009 and 2008

Wave had revenues of $4,843,806 and $1,834,707 for the three-month periods ended September 30, 2009 and 2008, respectively.  The increase in revenue was due primarily to an increase in licensing revenues. Licensing revenues increased by $2,896,298 during the three months ended September 30, 2009 as compared to the same period in 2008.  This increase in licensing revenue was due to higher per-unit royalty rates earned during the quarter ended September 30, 2009 as compared to the same period in 2008.  The increase in per-unit royalty rates was due to an amendment of Wave’s software license agreement with Dell.  The amendment to the Dell software license agreement was entered into in December 2008, and was retroactive to November 1, 2008.  Pursuant to the amendment, the per-unit royalties that Wave receives for each Dell PC model shipping with Wave’s EMBASSY Trust Suite software were increased by at least 100% per unit.  The amendment states that this increase in per-unit royalty could be cancelled prospectively by Dell or Wave upon 30 days notice.  Services revenue, consisting primarily of non-recurring government time and materials contracts, increased by $112,801 during the quarter.  This increase was due primarily to revenue earned from a $748,640 contract awarded by the United States Department of Defense.  Under the contract, Wave provides consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

The table below sets forth the components that made up our revenue for the quarters ended September 30:

	2009	2008	Increase	% Change

Licensing	$4,717,523	$1,821,225	$2,896,298	159%
Services	126,283	13,482	112,801	837%
Total Net Revenues	$4,843,806	$1,834,707	$3,009,099	164%

Cost of sales - licensing, which consists primarily of foreign tax withholdings, customer support and share-based compensation expense in accordance with SFAS 123(R), was $232,661, for the three-months ended September 30, 2009, compared to $198,354 for the same period in 2008.  The increase in cost of sales - licensing was due primarily, to an increase in foreign taxes withheld during the quarter ended September 30, 2009 versus the prior period.  Cost of sales - services, which consists primarily of non-recurring government time and materials costs, was $71,041, for the three-months ended September 30, 2009, compared to $8,614 for the same period in 2008.  The change in cost of sales - services was due to an increase in non-recurring government time and materials costs in connection with a contract with the United States Department of Defense during the quarter ended September 30, 2009 versus the prior period.  In order to enhance the comparability of its results of operations with other security software providers in the industry, Wave has reclassified for all periods presented the cost of sales to a component of operating expenses.  As a result, a gross profit analysis is not presented.

Selling, general and administrative (“SG&A”) expenses for the three-months ended September 30, 2009 were $2,942,158, as compared to $4,048,641 for the comparable period of 2008, a decrease of approximately 27%.  The decrease was due primarily to a decrease of approximately $568,000 in professional fees, consisting primarily of consulting fees, and a decrease of $309,000 in telephone expense during the three month period ended September 30, 2009 as compared to the same period in 2008. Telephone expense decreased for the three month period ended September 30, 2009 as compared to the same period in 2008 because of significantly higher bandwidth charges incurred as a result of expanding the broadband infrastructure in order to broadcast the 2008 Olympics during the same period of 2008.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were negligible for the quarter ended September 30, 2009  and $741,030 for the quarter ended September 30, 2008.  This decrease in SG&A expenses was due to the suspension of Wavexpress’ TVTonic consumer media service as of December 1, 2008.

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

Research and development expenses for the three-months ended September 30, 2009 were $2,071,652 as compared to $3,177,408 for the comparable period of 2008, a decrease of 35%.  This decrease was primarily attributable to decreased salaries, fringe and benefit expenditures of approximately $854,000 associated with headcount reductions, as compared to the three-months ended September 30, 2008.  In addition, professional fees, consisting primarily of consulting fees, decreased approximately $87,000 in the quarter ended September 30, 2009 versus the comparable period of 2008.  Wavexpress’ research and development expenditures included in the above were $16,439 and $438,589 for the quarters ended September 30, 2009 and 2008, respectively.   This decrease was due to the suspension of Wavexpress’ TVTonic consumer media service as of December 1, 2008.

Interest income for the three-months ended September 30, 2009 was $167 as compared to $1,395 for the comparable period of 2008.  The decrease in interest income is primarily attributable to lower average balances of Wave’s money market accounts for the quarter ended September 30, 2009 compared with the same period in 2008.

Interest expense for the three-months ended September 30, 2009 was $5,177 as compared to $7,817 for the comparable period of 2008.  Interest expense consists of interest incurred on the capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure in September 2008 in order to broadcast the 2008 Olympics.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended September 30, 2009 was $478,716 as compared to $5,604,732 for the comparable period of 2008.

Nine-Months Ended September 30, 2009 and 2008

Wave had revenues of $13,675,627 and $5,519,079 for the nine-month period ended September 30, 2009, and 2008, respectively.  The increase in revenue was due primarily to an increase in licensing revenues. Licensing revenues increased by $7,430,081 during the nine-month period ended September 30, 2009 as compared to the same period in 2008.  This increase in licensing revenue was due to higher per-unit royalty rates earned during the nine months ended September 30, 2009, as compared to the same period in 2008.  As noted above, the increase in per-unit royalty rates was due to an amendment of Wave’s software license agreement with Dell.  The amendment was entered into in December 2008, and was retroactive to November 1, 2008.  Pursuant to the amendment, the per-unit royalties that Wave receives for each Dell PC model shipping with Wave’s EMBASSY Trust Suite software were increased by at least 100% per unit.  The amendment states that this increase in per-unit royalty could be cancelled prospectively by Dell or Wave upon 30 days notice.  Services revenue, consisting primarily of non-recurring government time and materials contracts, increased by $726,467 during the nine-month period.  This increase was due primarily to revenue earned from a $748,640 contract awarded by the United States Department of Defense.  Under the contract, Wave provides consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

The table below sets forth the components that made up our revenue for the nine-month period ended September 30:

	2009	2008	Increase	% Change
Licensing	$12,872,911	$5,442,830	$7,430,081	137%
Services	802,716	76,249	726,467	953%
Total Net Revenues	$13,675,627	$5,519,079	$8,156,548	148%

Cost of sales - licensing, which consists primarily of foreign tax withholdings, customer support and share-based compensation expense in accordance with SFAS 123(R), was $583,062, for the nine-months ended September 30, 2009, compared to $567,222 for the same period in 2008.  The increase in cost of sales - licensing was due to higher foreign taxes withheld during the period ended September 30, 2009 versus the prior period offset partially by lower customer support costs.  Cost of sales - services, which consists primarily of non-recurring government time and materials costs, was $455,870, for the nine-months ended September 30, 2009, compared to $56,797 for the same period in 2008.  The change in cost of sales - services was due to an increase in non-recurring government time and materials costs in connection with the contract with the United States Department of Defense during the nine-months ended September 30, 2009 versus the prior period.  In order to enhance the comparability of its results of operations with other security software providers in the industry, Wave has reclassified for all periods presented the cost of sales to a component of operating expenses.  As a result, a gross profit analysis is not presented.

SG&A expenses for the nine- months ended September 30, 2009, were $9,268,818, as compared to $12,589,387 for the comparable period of 2008, a decrease of approximately 26%.  The decrease in SG&A expenses for the nine month period ended September 30, 2009 as compared to the same period in 2008 was due primarily to (i) a decrease of approximately $1,310,000 in professional fees, consisting primarily of consulting fees, (ii) a decrease in salaries and related benefits totaling approximately $701,000 associated with headcount reductions, (iii) a decrease of approximately $381,000 in travel expenses, (iv) a decrease of approximately $284,000 in public relations expenditures, (v) a decrease of approximately $318,000 in telephone expenses and (vi) a decrease of approximately $99,000 in conference and trade show expenditures.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $417,368 and $1,522,089 for the nine-months ended September 30, 2009 and 2008, respectively.  This decrease was due to the suspension of Wavexpress’ TVTonic consumer media service as of December 1, 2008.

Research and development expenses for the nine-months ended September 30, 2009, were $5,697,738, as compared to $9,576,213 for the comparable period of 2008, a decrease of 41%.  This decrease was primarily attributable to decreased salaries, fringe and benefit expenditures of approximately $3,149,000, associated with headcount reductions, as compared to the nine-months ended September 30, 2008.  In addition, product development costs, consisting of language translation charges, decreased approximately $346,000 and professional fees, consisting primarily of consulting fees, decreased approximately $266,000 in the nine-months ended September 30, 2009 versus the comparable period of 2008.  Wavexpress’ research and development expenditures included in the above were $182,873 and $1,273,179 for the nine-months ended September 30, 2009 and 2008, respectively.   This decrease of approximately 86% was due primarily to the decrease in salaries, fringe and benefit expenditures as a result of the suspension of Wavexpress’ TVTonic consumer media service as of December 1, 2008.

Interest income for the nine-months ended September 30, 2009, was $651 as compared to $23,682 for the comparable period of 2008.  The decrease in interest income is primarily attributable to lower average balances of Wave’s money market accounts for the nine-months ended September 30, 2009 compared with the same period in 2008.

Interest expense for the nine-months ended September 30, 2009 was $16,491 as compared to $7,817 for the comparable period of 2008.  Interest expense consists of interest incurred on the capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure in September 2008 in order to broadcast the 2008 Olympics.

Due to the reasons set forth above, our net loss to common stockholders for the nine-months ended September 30, 2009, was $2,345,701 as compared to $17,254,675 for the comparable period of 2008.

Liquidity and Capital Resources

Wave has experienced net losses and negative cash flow from its operations since its inception, and, as of September 30, 2009, had an accumulated deficit of $347,035,565.   Total stockholders’ deficit as of September 30, 2009 was $1,480,777.  Wave has financed its operations through September 30, 2009 principally through the issuance of Class A and B Common Stock and several series of preferred stock.

Sources and uses of cash

As of September 30, 2009, Wave had $3,137,299 in cash and cash equivalents.  As of December 31, 2008, Wave had $951,563 in cash and cash equivalents.  The increase in cash and cash equivalents of $2,185,736, resulted from (i) $3,282,564 used in operating activities and (ii) $60,564 used in investing activities for the acquisition of capital assets offset by (iii) $5,528,864 generated through financing activities, from the sale of 8,271,414 shares of Class A common stock, including 365,498 shares sold pursuant to Wave’s Employee Stock Purchase Plan, and from the exercise of 110,000 warrant shares, partially offset by the payment of dividends on Wave’s 8% Series I Preferred stock and payments on a capital lease obligation.  At September 30, 2009, Wave had negative working capital of $1,691,577.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending September 30, 2010 will be approximately $20,600,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Expected sources of capital include the following:

•                  cash on hand of  $3,137,299 as of September 30, 2009;

•                  gross margin contribution from sales and licensing of products; and

•                  additional financings.

Given Wave’s capital requirements for the twelve-month period ending September 30, 2010 as indicated above and Wave’s cash on hand as of September 30, 2009, Wave may be required to raise additional capital to fund its operations.  We may obtain additional funding as needed, from further sales of newly issued shares of Class A common stock or preferred stock, including the sale of Class A common stock or preferred stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on April 18, 2008 and was declared effective by the Commission on June 23, 2008, or from debt financing or a combination of these sources.  Approximately $9,447,000 in gross proceeds is available under the April 18, 2008 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with OEM partners as described below.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the nine-months ended September 30, 2009 was approximately $13,671,000 versus approximately $6,483,000 for the comparable period of 2008.

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

Wave’s OEM distribution agreements began to generate royalty revenue in the second quarter of 2006.  The aggregate amount of royalty revenue from these arrangements was a significant contributor to Wave’s revenue growth to date.  Revenue from these agreements in future years may also be material.  We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products.  In December 2008, Wave completed an amendment to its software license agreement with its largest OEM customer, Dell Products LP.  Under the amended arrangement, the per-unit royalties that Wave receives for each Dell PC model shipping with Wave’s EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008.  This increase in per unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice.

In mid-October 2008, Wave completed an OEM distribution agreement with Acer, Wave’s eighth OEM partner and recently recognized as the world’s second-largest PC vendor, to bundle Wave EMBASSY® software with Acer’s new Veriton™ 670 business PCs.  Wave is being paid a per unit royalty fee for each Acer shipment which includes Wave’s software.  Shipments in Europe and Asia began during the fourth quarter of 2008.  U.S. shipments are expected to begin in late-2009.

The OEM distribution agreements referred to above have given rise to separate software upgrade contracts with the end users of the products distributed by the OEMs.  We refer to these contracts as license upgrade agreements.

These contracts include a software license and a maintenance agreement.  These contracts are separately negotiated with end users and are not associated with the OEM distribution agreements.

Sales from these end user upgrade contracts began in the latter part of the third quarter of fiscal year 2007.  These sales consist of licensed use of Wave’s EMBASSY Trust Suite of products - primarily Wave’s EMBASSY Security Center paired with the ERAS server product.  Given that Wave is in the early stages of its software upgrade and maintenance business and consistent with the Company’s revenue recognition policies, Wave has not yet established vendor-specific objective evidence of the fair value of each undelivered element for its software and services.  Accordingly, Wave’s license upgrade sales are being recorded as deferred revenue and then recognized generally over a 365-day period.  Wave recognized approximately $918,000 of license upgrade revenue during the nine-months ended September 30, 2009 versus approximately $155,000 for the comparable period of 2008.  Deferred revenue increased by approximately $116,000 during the nine-months ended September 30, 2009 due primarily to the increase in the sale of license upgrade contracts offset by the recognition of previously deferred revenue associated with work performed for Toshiba and Fujitsu on developing self-encrypting drives that secure data.

Known trends and uncertainties affecting future cash flows

Because of the uncertainties described above with respect to Wave’s revenue outlook, Wave may not have sufficient cash to fund operations for the twelve-months ending September 30, 2010.  As a result, Wave has been, and may continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending September 30, 2010.  These activities may include the issuance of securities under a $25,000,000 shelf registration statement on Form S-3 which was filed with the SEC on April 18, 2008 and was declared effective on June 23, 2008 (for which there is approximately $9,447,000 remaining for future financings).

We may be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending September 30, 2010.   The availability and amount of any such financings are unknown at this time and we cannot assure you that we will be successful in securing future financing. Wave may also be required to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to generate revenues to cover its operating costs, it will need to continue to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond September 30, 2010.  We may be unable to raise additional capital, in which case we would be unable to continue our operations, develop or enhance our products and continue as a going concern.

The challenges presented by the current economic downturn may impact the volume of shipments by our OEM partners of products equipped with our software and general demand for our products is uncertain.

Commitments

Wave has a capitalized lease obligation for computer equipment due July 2013. As of September 30, 2009, $260,101 was outstanding under this obligation.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of September 30, 2009 as a result of an impairment charge due to the suspension of Wavexpress’ TVTonic consumer media services on December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$60,686	$136,218	$63,197	$—	$260,101
Operating leases commitments	679,342	1,069,826	224,348	—	1,973,516
Total commitments	$740,028	$1,206,044	$287,545	$—	$2,233,617

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 301(a)(4)(ii) of Regulation S-K under the Securities Act of 1933, as amended.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the CEO and CFO, of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended September 30, 2009 was below operating expenses, as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of September 30, 2009, we had an accumulated deficit of approximately $347.0 million and negative working capital of approximately $1.7 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

We may be unable to raise or generate the additional financing or cash flow which will be necessary to continue as a going concern for the next twelve months.

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. We may be unable to generate or raise the additional cash flow which will be necessary to continue as a going concern for the next twelve months.

In addition to our efforts to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave may evaluate additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. As we issue additional shares of our stock, our stockholders’ ownership will be diluted.  Also, the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.  If we are not successful in generating sufficient cash flow or obtaining additional funding, we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures and continue as a going concern.

A single customer accounts for a significant portion of our revenues and, therefore, the loss of that customer may have a material adverse effect on our results of operations.

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 80% of our revenue for the nine months ended September 30, 2009. If our relationships with our large customers were disrupted, we could lose a significant portion of our anticipated revenue which may have a material adverse effect on our results of operations.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 80% of our revenue for the nine months ended September 30, 2009. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products, or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it may lead to a reduction in sales and have a material adverse effect on our results of operations.

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

On September 15, 2009, the Company received notification from the Listing Qualifications Department of The NASDAQ Stock Market indicating that the Company’s Class A common stock is subject to potential delisting from The NASDAQ Capital Market because, for a period of 30 consecutive business days, the bid price of the Company’s Class A common stock closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). This notice was the subject of the Company’s filing on Form 8-K filed on September 16, 2009.

In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until March 15, 2010, to regain compliance with the Bid Price Rule.  If, at any time before March 15, 2010, the bid price of the Company’s Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ staff will provide written notification that we have achieved compliance with the Bid Price Rule.

If Wave fails to regain compliance with the Bid Price Rule before March 15, 2010, but meets all of the other applicable standards for initial listing on The NASDAQ Capital Market with the exception of the minimum bid price, then Wave will have an additional 180 calendar days, or until September 13, 2010, to regain compliance with the Bid Price Rule.  Wave currently meets The NASDAQ Capital Market initial listing requirements set forth in NASDAQ Marketplace Rules 5505(a) and 5505(b)(2) except for the minimum bid price and the $4 million shareholders’ equity requirements.

If our common stock ceases to be listed for trading on the NASDAQ Capital Market, we expect that our common stock would be traded on the Over-the-Counter Bulletin Board (OTC-BB).  The level of trading activity of our common stock may decline if it is no longer listed on the NASDAQ Capital Market.  As such, if our common stock ceases to be listed for trading on the NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: November 9, 2009	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

Dated: November 9, 2009	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer