Form 10-K
period 2009-12-31
WAVE SYSTEMS CORP
filed 2010-03-16
CIK 919013

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter), during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

          The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2009) was approximately $73 million. (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

          As of March 12, 2010, there were 78,459,621 shares of the registrant's Class A Common Stock and 38,232 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, have been incorporated by reference into Part III of this annual report.

        EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE WAVE'S ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM THOSE ANTICIPATED AND DISCUSSED HEREIN. FURTHER, WAVE OPERATES IN AN INDUSTRY SECTOR WHERE SECURITIES VALUES MAY BE VOLATILE AND MAY BE INFLUENCED BY REGULATORY AND OTHER FACTORS BEYOND WAVE'S CONTROL. IMPORTANT FACTORS THAT WAVE BELIEVES MIGHT CAUSE SUCH DIFFERENCES ARE DISCUSSED IN THE CAUTIONARY STATEMENTS ACCOMPANYING THE FORWARD-LOOKING STATEMENTS AND IN THE RISK FACTORS DETAILED IN PART I, ITEM 1 OF THIS FORM 10-K. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL RISK FACTORS AND CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-K.

PART I

Item 1.    Business

General

        Reference to "Wave", "we", "us", "our" or "the Company" refer to Wave Systems Corp. Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

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

        Since 2008, we have held a permanent seat on the TCG Board of Directors (the "TCG Board"), joining permanent members AMD, Fujitsu, HP, IBM, Infineon, Intel, Lenovo, Microsoft, Sun and Seagate Technology. Wave has also elevated its membership status to the highest level of TCG "Promoter." Permanent members of the TCG Board provide guidance to the organization's work groups in the creation of the specifications to protect PCs and other computing devices from attacks and to help prevent data loss and theft. Wave's enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces. Wave is eligible to serve on and chair the TCG Board, Work Groups and Special Committees; is able to submit revisions and addendum proposals for specifications with design guides; and may review and comment on design guides prior to their adoption.

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

        Prior to the formation of the TCG, Wave developed its pioneering EMBASSY® (EMBedded Application Security SYstem) Trust System. The EMBASSY Trust System is a combination of client hardware consisting of the EMBASSY 2100 security chip (the "EMBASSY chip"), and software consisting of the Trust Assurance Network ("TAN"), a back-office infrastructure that manages its security functions. As the market for TPM-enabled products has developed with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications, by repurposing these product assets. Wave has since developed a set of applications known as the EMBASSY Trust

Suite, EMBASSY Trust Server products, middleware and software tools to work with various other chip manufacturers' TCG-enabled TPMs that are now available. Wave's products are unique in the fact that they support cross platform interoperability for the currently available TPM chips from Nuvoton Technology Corporation, Atmel, Broadcom, Infineon Technologies AG, and ST Microelectronics and have been verified for usage on TPM platforms shipped by Dell, Acer, Intel, Lenovo, HP, NEC and Fujitsu.

        Wave's operations to date have consisted primarily of product development, performance under contract to develop products and marketing and sales to personal computer ("PC") and semi-conductor chip ("Chip") original equipment manufacturers ("OEMs"), resellers, and enterprises. Wave has been successful in signing distribution and reseller contracts with Intel, Nuvoton, ST Microelectronics, Dell Products LP ("Dell"), Acer and Broadcom. In November 2009 Wave entered into a reseller agreement with Hewlett-Packard Company ("HP") that permits HP to distribute and sell Wave's software products through HP sales channels. In December 2008, Wave completed an amendment to its software license agreement with its largest OEM customer, Dell. Under the new arrangement, the per-unit royalties that Wave receives for each OEM PC model shipping with Wave's EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008.

        Due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated in calendar 2010 to fund its cash flow requirements. Given the uncertainty with respect to Wave's revenue forecast for 2010, Wave may be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the year ending December 31, 2010. As of December 31, 2009, we had approximately $1.9 million of cash on hand and negative working capital of approximately $2.0 million. Considering our current cash balance and Wave's projected operating cash requirements, we project that we have enough liquid assets to continue operating through December 31, 2010. Due to our current cash position, our capital needs over the next year and beyond, the fact that we may require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

Formation of the Trusted Computing Group and introduction of TCG Compliant Products

        The TCG was formed in April 2003 by the Promoting Founders—AMD, HP, IBM, Intel, and Microsoft. Wave Systems was initially invited to join the founding group as a Contributing Member. Since 2008, Wave has held a permanent seat on the TCG Board. The TCG has significantly expanded the industry participation in security hardware standards and now includes industry leaders offering additional platforms such as storage devices, cell phones, PDAs and consumer electronics. Since 2005, the rate of adoption of TPMs continued to grow with the availability of TPM-equipped PCs and servers from additional PC OEMs including Acer, Dell, HP and Lenovo. The overall number of TPM-equipped PC models being offered from the OEMs shipping with TPMs, combined with the increased number of OEMs that have introduced TPM-equipped models, has continued to accelerate the rate at which TPMs are being shipped by the PC industry. Within the TCG there are TCG Working Groups that are developing specifications to extend TCG technologies to other devices such as storage devices, network products, servers, peripherals and mobile devices.

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

Products and Services

        Although Wave's revenue has grown considerably in 2009 versus prior years, Wave's revenue in 2009 of approximately $18,890,000 was still less than its operating expenses, which were approximately $22,216,000. For the years ended December 31, 2009, 2008, and 2007, Wave incurred losses to common shareholders of approximately $3,346,000, $21,206,000 and $19,952,000 respectively. At December 31, 2009, we had an accumulated deficit of approximately $348,036,000. There can be no assurance that we will ever be successful in achieving significant commercial acceptance of our products and services.

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

        The ESC enables the user to set up and configure the TPM platform. In addition to the basic function of making the TPM operational, the ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management. In January 2009, the TCG published storage specifications for another major trusted hardware component, the self-encrypting drive or SED. The ESC software contains advanced lifecycle management tools for the SED. Trusted Drive Manager is the software utilized for managing SEDs. SEDs are designed to provide advanced data protection technology and they differ from software-based full disk encryption in that encryption takes place in hardware, in a manner designed to provide a more robust security without slowing processing speeds. Because the drives are factory-installed, the systems can be configured such that encryption is "always on," for the protection of proprietary information. SEDs from Seagate (DriveTrustTM technology) and Samsung, which earlier this year unveiled the first solid-state SED using flash memory, come bundled with Wave's client software EMBASSY® Trusted Drive Manager, for pre-boot authentication and initialization of the drive. During 2009 Wave worked with other disk drive OEMs such as Toshiba, Fujitsu, and Hitachi to develop support for their self-encrypting drives which are based on the new TCG storage specifications. Enterprises can also select Wave's EMBASSY® Remote Administration Server for the centralized administration and management of the drives, which are designed to provide detailed event logs for compliance reporting.

        Data protection is also addressed by the DM, which is offered to provide document encryption, decryption and client- side storage of documents. The DM works with Microsoft Windows and Microsoft Office to secure documents against unauthorized users and hackers. Wave's software is Windows 7 and Vista ready, building upon the operating systems data protection feature sets, providing full-featured EMBASSY solutions for data protection and strong authentication.

        Password management can be a security challenge due to the increasing number of passwords required and the tendency of users to select easily guessed passwords. To help address these password issues, PIM uses the TPM to securely store and manage user information such as user names, passwords, credit card numbers and other personal information. It retrieves login information to efficiently fill in applications, web forms and web login information.

        Backup and recovery of keys used for logon, signing, and protection of data can be an essential requirement for deployment of TPM-based systems. KTM is an archive application for the cryptographic keys that is designed to provide a simple, yet full-featured, method to securely archive, restore and transfer keys, having the property of being migratable, that are secured by the TPM.

        Additionally, Wave has developed TPM Wizards as part of the EMBASSY Trust Suite, which can allow users to setup and use the TPM for securing 802.11x wireless networks, the Windows Encrypting File System and encrypted email.

        Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve. Current planned development costs for this product group are expected to be approximately $3.5 million for the year ending December 31, 2010.

Middleware and Tools

  TCG-Enabled Toolkit

        The Wave TCG-Enabled Toolkit is a compilation of software designed to assist application developers writing new applications or modifying existing ones to function on TCG-compliant platforms. Wave provides two versions of the Toolkit, Discovery and Commercial, which can enable developers to leverage basic and enhanced TCG services such as integrated key lifecycle management, including key escrow and key recovery. The Discovery Toolkit offers application developers a license for internal evaluation only whereas the Commercial Toolkit is a license for external redistribution.

  Wave TCG-Enabled Cryptographic Service Provider ("CSP")

        Wave offers a TCG-enabled CSP, which can allow software developers to utilize the enhanced security of a TCG standards-based platform, facilitating a common user experience independent of the platform. It is also designed to enable applications to utilize functionality available on TCG-compliant platforms directly through the Microsoft cryptographic application programming interface without requiring user knowledge of any specific TCG software stack layer.

        Current planned development costs for this product group are expected to be approximately $4.3 million for the year ending December 31, 2010.

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

  EMBASSY Authentication Server ("EAS")

        EAS is offered to provide centralized management, provisioning and enforcement of multifactor domain access policies. With EAS, authentication policies can be based on TPM credentials, Smart Card credentials, user passwords and fingerprint templates. With EAS, authentication policies can be provisioned and managed from the domain controller. EAS has an integrated biometric template capability with support for a variety of third-party vendors.

  EMBASSY Remote Administration Server ("ERAS")

        ERAS is a server product that is offered to provide centralized management and auditing of TPMs and SEDs. ERAS is designed to give IT administrators the ability to deploy and remotely manage SED and TPM systems, including initialization, pre-boot authentication management, recovery, and repurposing of TPMs and SEDs. ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and SED security settings and to allow IT administrators to assess the risk of whether a lost or compromised PC is adequately secure. ERAS is designed to facilitate enterprise adoption of TPM and SED technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs. The latest version of EMBASSY Trust Suite, including TDM, incorporates support for Seagate's Momentus FDE 7200-RPM SED and Samsung's SEDs (standard and solid-state versions)—both shipping on Dell's E-Series notebook PCs. In December 2008, Wave and Fujitsu Computer Products of America, Inc. showcased their SED solution at the Network World IT Roadmap Conference & Expo in San Francisco. Fujitsu's 2.5-inch High Definition Drive was the first technology that met the Opal Security Subsystem Class (SSC) specification—an industry standard issued by the TCG. The SSC specification gives vendors an industry standard for developing SEDs that secure data. Wave's products currently support SED offerings from Fujitsu, Toshiba, Samsung, Hitachi, Seagate and others based on Opal SED specifications.

        Current planned development costs for this product are expected to be approximately $1.6 million for the year ending December 31, 2010.

Electronic/Digital Signature and Electronic Document Management

  eSign Transaction Management Suite

        Our eSign Transaction Management Suite, also known as eTMS ("eTMS"), originally consisted of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect. SmartSignature Version 3.0 is a digital signature application that can connect signers and institutions—banks, insurance companies, enterprises, etc.—through a digital signature process. Wave's SmartSignature Server 4.02.02, a server-side electronic signature application, enables individuals to electronically sign and store virtually any format of document, while connected to a server, as opposed to the signing taking place on the client PC. Wave's SmartSigning Rooms Version 2.03 was designed to enhance the functionality of SmartSAFE, enabling an organization to offer signers a secure virtual environment to review, annotate and electronically sign documents. An enhancement to eTMS known as SmartClose has been designed to allow for mortgage closing documents to be signed and notarized in a secure environment. The electronic note is then registered through the Mortgage Electronic Registry System, a system for electronically tracking mortgage ownership and servicing rights. SmartClose also offers lenders protection against borrowers claiming not to have understood their debt obligation by requiring the borrower to electronically sign and initial key line items while providing audit capabilities for the entire transaction. SmartClose has been designed to allow a lender to originate, sign, track, access, store and transfer electronic mortgages. SmartSAFE is the core component of eTMS that provides the record retention of these electronically signed documents. SmartSAFE meets the requirements of Federal Rule 901 which requires that the user demonstrate that electronic documents offered as evidence in a legal proceeding are authentic.

        To increase the security associated with identity protection and digital signing credentials, Wave's SmartSignature is designed for the support of TPMs. SmartSAFE Version 5.0.3h is a web-based document management application where signed documents are archived and tracked. SmartSAFE was designed to provide an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents. These products can allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to many traditional paper-based documentation methods. SmartIdentity is an optional service to verify a signer's identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology. Wave plans to continue to allocate resources toward marketing and sales to promote these products.

        Wave's eTMS, in addition to supporting TPMs, is also being independently marketed in the insurance, mortgage, banking, government and other markets, offering digital and electronic signature solutions that are designed to comply with the Electronic Signatures in Global and National Commerce Act ("ESIGN") and Uniform Electronic Transaction Act ("UETA"). Through direct and reseller channels, many organizations have used eTMS functionality to automate paper processes. Some of the flagship organizations that are currently utilizing eTMS include: Ellie Mae, ala mode, DocuTech, SigniaDocs, Xerox Mortgage Services and Insurance Administrative Solutions. Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

        Current planned development costs for this product are expected to be approximately $350,000 for the year ending December 31, 2010.

Broadband Media Distribution Services

        Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation. On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999. As of December 31, 2009, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).

        On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide "download and play" services.

Markets and Business Strategy

Our Market

        Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. However, virus attacks and breaches of security have in many cases demonstrated that software, on its own, is not always capable of completely securing a network or platform. Because of these security concerns, we believe that there is a need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks. The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices. The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating a root of trust and a security environment which can be authenticated within the computer itself, will the information stored on the platform be adequately secure. Wave is seeking to become a software, application and services leader in hardware-based digital security and e-commerce products markets. We believe Wave has been a pioneer in developing hardware-based computer security systems and that we are distinctively positioned to take advantage of our unique knowledge, significant technology assets and trusted computing intellectual properties.

        Hardware-based trusted computing solutions can involve a new approach to conducting business and exchanging information using computer systems. We believe that these solutions will require traditional software-based security to be augmented with next generation hardware-based security and an enhanced support infrastructure. Intensive marketing and sales efforts have been, and will continue to be, necessary, in order to generate demand for products using Wave's technology and to ensure that Wave's solution is accepted in this emerging market. Our objective is to make our EMBASSY branded products and services the preferred applications and infrastructure for Trusted Platforms. We believe that the key components in achieving this goal include:

  Capitalizing on Information Security Industry Trends

        We believe that security remains one of the top industry priorities across multiple segments of the user and product value chains. Wave believes that a key differentiator of its EMBASSY Trust Suite is that it is interoperable across all of the currently available TPM-enabled Windows platforms, as well as supporting all shipping SEDs from multiple vendors, and provides for ease of use. Key industry initiatives and security specifications that will require the addition of trusted hardware are moving forward in a number of platforms. The issuance of TCG's Opal self-encrypting drive industry specification standard for developing SEDs is one example of this. The Opal security subsystem storage specification gives developers a "blueprint" for developing SEDs. In addition to our work with Seagate and Samsung, Wave is working with Fujitsu, Toshiba, Hitachi and others to develop Opal-compliant SED solutions. Other past platforms requiring the addition of trusted hardware include Microsoft's Windows 7 and Vista operating systems, Intel's LaGrande/vPro secure computing program, and AMD's Secure Execution Mode. Similar programs are under consideration in network devices and mobile devices such as PDAs and cell phones and consumer electronics devices.

        Wave has designed its products with features and functionality that we believe may uniquely position us to capitalize on information security industry issues and trends. Wave believes that the following could be important issues and trends for our strategic objectives:

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

  •
  Convergence of consumer electronics and PCs

  •
  Legal status of digital identities and digital signatures, including development of next generation web services which require digital signature solutions

  •
  Increased focus on security and privacy by government entities

  •
  Rampant piracy of digital goods including music, video, software and the need for digital goods providers to securely distribute their content and prevent theft

        Wave plans to continue to pursue strategic relationships with hardware manufacturers, independent software vendors, systems integrators and companies involved in the development of commerce in electronic content and services to achieve broad market acceptance of its products as a platform for security solutions and commerce performed in user devices.

  Pursuing Strategic Marketing and Distribution Alliances

        We intend to expand Wave's strategic alliances with key partners that could distribute our products in enterprise, government and eventually consumer markets, and to build upon our alliances with such industry leaders as Intel, Dell, Acer, HP, Lenovo, NEC and others in the PC industry. In addition, we are engaged in strategic activities with semi-conductor manufacturers Broadcom, ST Microelectronics, Nuvoton, Atmel and Infineon Technologies to support and/or deploy EMBASSY applications with their TPMs designed to the TCG specifications. TCG has expanded its scope to include networking systems, trusted peripherals, data storage devices, mobile wireless products and consumer electronics devices. Wave expects additional secure storage devices and data protection alternatives to be introduced in 2010 and thereafter and believes that its trusted computing offerings can provide significant value in these new markets and on these platforms and thus, is working to establish relationships with key partners in each of these markets.

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

        Client and server solutions supporting both the operations and life cycle management of Trusted Platforms is a major focus area for Wave. New products that Wave is planning on developing over the ensuing period will consist primarily of new TCG client and server software services and enabling tools that will expand upon its portfolio of TCG trusted computing applications and services in the following areas:

  •
  Cross-platform interoperability:    TCG hardware is provided by multiple suppliers and supporting software is offered by multiple vendors. In order to assist applications from independent software vendors to work with any of these multiple combinations of products, Wave is developing TCG specific toolkits that provide for interoperability across platforms. Wave plans to continue to expand the functions available to systems integrators ("SIs"), independent software vendors ("ISVs") and independent hardware vendors ("IHVs") within these enabling toolkits in an effort to make it easier to bring new applications to Trusted Platforms.

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

        At Digital ID World in September 2009 Wave released and demonstrated a beta version of id.wave.com, its new identity service for strong authentication and single-sign on to Web services and applications in the Cloud. This service takes advantage of the TPM security chip to secure users' authentication identities with keys held in the TPM. Also, during the 2009 Intel Developers Forum, Wave demonstrated remote, out-of-band management of self-encrypting drives using Intel® vPro™ Technology with Wave's EMBASSY® client and server software. The solution allows a secure network unlock of the drives automatically by an administrator, regardless of whether the PC is powered on and independent of the PC's operating system. Wave believes that these development efforts will likely be significant and Wave intends to expend a substantial portion of its research and development resources towards these enhancements as well as significant marketing and corporate development funds to introduce the products and build market demand. As a result, our continued research and development efforts will require substantial capital resources, which may necessitate the need for further funding so that Wave may ultimately be able to capitalize on the emerging market opportunities for its products and services.

Marketing, Sales and Customers

        Because Wave's products involve a new approach to conducting business and exchanging information using computer systems, we believe market acceptance of these products will require that traditional software-based security be enhanced and/or replaced with next generation products designed using the TCG and related specifications. Intensive marketing and sales efforts have been and will continue to be necessary in order to increase recognition of and generate demand for products using Wave's technology and to ensure that Wave's solutions are accepted in this emerging market. Our current primary focus is on closing business with chip OEMs, PC OEMs, enterprise customers and systems integrators. Wave has also undertaken steps to develop and establish reseller channels for our products.

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

        Wave has identified six key markets where we believe our products could provide unique benefits:

  •
  PCs—TCG's standards-based specifications for trusted hardware is leading a growing number of PC OEMs toward increased deployment of TPM hardware. The current focus for both TCG and Wave is on business PC platforms, but Wave plans to extend these platforms to consumer PCs over time. Wave anticipates providing enabling tools to SIs, ISVs, and IHVs in order to take advantage of the new trusted computing features of these platforms.

  •
  Secure Storage Devices and Data Protection Devices—Based on significant industry requirements for data protection solutions and as the TCG-based specifications are released for trusted drives, Wave anticipates expanding its range of support for new products from IHVs and platform OEMs.

  •
  Network Products and Mobile Devices—As TCG-based specifications are released and product deployment develops, Wave plans to extend its products to support these new trusted computing platforms and marketing to the associated OEMs, SI, ISVs, IHVs, and service providers for these devices.

  •
  Banking and Finance—In addition to our European initiatives to be a leader in delivering solutions that are designed to comply with European standards, we are cultivating interest and support from financial institutions for utilizing TCG-compliant platforms.

  •
  Government and Enterprise—Wave believes the market for electronic security systems in governmental units and large business enterprises is growing and that this market represents a key opportunity for Wave's TCG-compliant offerings.

  •
  Medical and Healthcare—Major government initiatives and investments associated with Health Information Technology are aimed at creating a nationwide electronic medical infrastructure, which would require high levels of security to protect unauthorized access to patient information and improved data security for storage of sensitive records. Wave believes that its security solutions may play a role as these initiatives and investments are developed.

        Directly and through our partners, Wave is actively targeting opportunities in these markets as we believe our products provide a wide range of security and trust capabilities not offered in any other single solution.

        Wave's sales for the year ended December 31, 2009 consisted primarily of licensing its software applications, engineering and support services. Of the total revenue realized for the years ended December 31, 2009, 2008 and 2007, 100% was derived from Wave's EMBASSY computer security products and services. Customers from which Wave derived revenue in 2009 in excess of 10% or total revenues that would have a material adverse effect on Wave's business if Wave were to lose such customers are as follows:

Customer	Product or Service Sold	Percentage of Total Revenue for the year ended December 31, 2009
Dell	Software Licensing	81%

        Wave's business plan will continue to depend heavily on a small number of OEM customers, partners and prospective customers, the loss of, or lack of substantial future revenues from any of whom, may have a material adverse effect on our business plan going forward. In 2009, Wave worked to expand its presence as a security solutions provider marketing to small, medium and large business enterprises and will continue to actively market its products and services to these enterprises in concert with its OEM customer base. In late December 2009 Wave received a series of significant license and maintenance orders for its ERAS software from a U.S.-based automotive company. The orders were received by Wave through an OEM partner and totaled approximately $5.7 million, including approximately $1.9 million for software licenses and annual maintenance delivered and invoiced at the end of 2009. On average, the orders account for tens of thousands of new licenses per year for each of the next three years, along with maintenance orders for each of the next five years. The remaining orders are cancelable by the customer.

Segment Reporting

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 16 of the Notes to Consolidated Financial Statements.

Financial Information about Geographic Areas

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 16 of the Notes to Consolidated Financial Statements.

Competition

  Wave EMBASSY Digital Security Products

        We operate in the information security market, a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than us. Also, many current and potential competitors have greater name recognition and more extensive customer bases to leverage, allowing these competitors to gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of trusted computing solutions is still in the formative and early stages, despite the substantial increase in distribution of the technology. The markets for our products are developing and, while the TCG specifications have provided the basis for the industry to move forward, significant standards work efforts need to be accomplished in order for the system supporting trusted computing to move forward. Wave's potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco (acquired by Sophos), SafeNet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computer applications including Softex, Phoenix, Infineon and Microsoft. The competitive factors defining these evolving markets include product features, compatibility, standards compliance, quality and reliability, ease of use, performance, customer service and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. The features of Wave's products that should allow it to compete favorably through product differentiation include: cross-platform, interoperable solutions; easy-to-use features; and leading edge trusted client/server infrastructure solutions. In addition, Wave continues to offer digital signature products, which can be enhanced when combined with trusted computing platforms and features.

        In the market for data protection products there are well established software companies which provide software-based full disk encryption products and supporting infrastructure, including PointSec (acquired by Checkpoint), Utimaco (acquired by Sophos), Credant, PGP, SafeBoot (acquired by McAfee), Secude, WinMagic, GuardianEdge and others. As the market for hardware-based full disk encryption products evolves, these companies have begun to provide support for the new trusted drives, similar to Wave's products which support these products today.

        One of the market challenges facing Wave is the establishment of a newly defined market category within the overall information security market for trusted computing software and services that includes a more complex business model for adoption. While the TCG specifications define a very complex and comprehensive cryptographic system that require significant skills and resources, the market for security solutions that are as complex as those developed by Wave is in a formative stage of development. As a result, commercialization of these technologies has been slow to develop. It is also possible for other competitors to develop similar offerings to compete with our products or for new technologies to emerge that could replace existing technology that our products rely on, thereby making our products non-competitive or obsolete. We can offer no assurances that Wave's products will become industry standards or become widely accepted by the marketplace.

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

        We believe the export classifications that we have received for our software products allow us to sell our products internationally in an effective, competitively advantageous manner. Enhancements to existing products may, and new products will, be subject to reviews by the Bureau of Export Administration to determine what export classification they will receive. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license, as we are currently allowed for the products that we've received classification, or make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.

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

Research and Development

        Wave's products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development. We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications and eTMS products. For the years ended December 31, 2009, 2008 and 2007, we spent approximately $7.8 million, $11.7 million and $10.6 million, respectively, on research and development activities. Planned development expenditures for the year ended December 31, 2010 are expected to be approximately $9.8 million.

Employees

        As of December 31, 2009, we employed one hundred and two (102) full-time employees, fifty-seven (57) of whom were involved in sales, marketing and administration and forty-five (45) of whom were involved in research and development. As of December 31, 2009, we retained the services of three (3) full-time consultants. We believe our employee relations are satisfactory.

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

        The current global economic downturn could significantly and adversely affect our business, financial condition and results of operation in various ways. The decline in economic conditions has negatively impacted the demand for our products and services and our ability to conduct our business, thereby reducing our revenues and earnings. In addition, the economic downturn has negatively impacted, and/or may negatively impact, among other things:

  •
  our continued growth and development of our business;

  •
  our liquidity;

  •
  our ability to raise capital and obtain financing; and

  •
  the price of our common stock.

         We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

        We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave's revenue in 2009 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of December 31, 2009, we had an accumulated deficit of approximately $348.0 million and negative working capital of approximately $2.0 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

        In addition to our efforts to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave may evaluate additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders' ownership will be diluted and the shares issued may have rights, preferences or privileges senior to those of our common stock. In addition, if we pursue debt financing we may be required to pay interest costs. The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate, which would in turn impede our ability to achieve our business objectives. Even if we are successful in raising additional capital, uncertainty with respect to Wave's viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave's business model is viable. If we are not successful in generating sufficient cash flow or obtaining additional funding, we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or continue as a going concern.

         A single customer accounts for a significant portion of our revenues and, therefore, the loss of that customer may have a material adverse effect on our results of operations.

        We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 81% of our revenue for the year ended December 31, 2009. If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

        Factors that could influence our relationships with our customers include, among other things:

  •
  our ability to sell our products at prices that are competitive with our competitors;

  •
  our ability to maintain features and quality standards for our products sufficient to meet the expectations of our customers; and

  •
  our ability to produce and deliver a sufficient quantity of our products in a timely manner to meet our customers' requirements.

         If our OEM customers fail to purchase our components or to sell sufficient quantities of their products incorporating our components, or if our OEM customers' sales timing and volume fluctuates, it may have a material adverse effect on our results of operations.

        Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 81% of our revenue for the year ended December 31, 2009. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products, or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers' sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

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

        Wave's business model relies on an assumed market of tens of millions of units shipping with built-in security hardware and for Wave to be successful selling its upgraded version of client and server software products to the users of such units. Because this market remains in the early stage of development, there is significant uncertainty with respect to the validity of the future size of the market. If the market for computer systems that utilize our products and services does not grow to the extent necessary for us to realize our business plan, we may not be successful.

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

        Due in large part to Wave's early stage and lower name recognition, we depend upon strategic partners such as large, well established personal computer and semiconductor manufacturers and computer systems' integrators to adopt our products and services within the Trusted Computing marketplace. These companies may choose not to use our products and could develop or market products or technologies that compete directly with us. We cannot predict whether these third parties will commit the resources necessary to achieve broad-based commercial acceptance of our technology. Any delay in the use of our technology by these partners could impede or prohibit the commercial acceptance of our products. Although we have established some binding commitments from some of our strategic partners, there can be no assurance that we will be able to enter into additional definitive agreements or that the terms of such agreements will be satisfactory. It will be necessary for Wave to expand upon our current business relationships with our partners, or form new ones, in order to sell more products and services for Wave to become a viable, self-sufficient enterprise.

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

        Enhancements to existing products may, and new products will be subject to reviews by the Bureau of Export Administration to determine what export classification they will receive. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Currently, we are allowed to export the products for which we've received classification, in an unrestricted manner without a license. However, modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license. Such modifications could also make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.

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

        Our current Board of Directors does not include any representatives of our strategic partners. However, our Board of Directors has included in the past, and may include in the future, representatives of our strategic partners. It is possible that those corporations may be competing against us, or each other, directly or indirectly. A director who also represents another company may voluntarily abstain from voting on matters where there could be conflicts of interest. Even if such a director does abstain, his presence on the Board could affect the process or the results of the Board's deliberations. We have adopted no policies or procedures to reduce or avoid such conflicts. If such conflicts of interest arise, they may have a materially adverse effect on our business.

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

        Our common stock is listed on the NASDAQ Capital Market. In order to maintain our NASDAQ listing, NASDAQ Marketplace Rule 4450(b)(4) requires that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. Because of the volatility in our common stock price, there can be no assurance that we will be able to maintain compliance with this requirement. If our minimum bid price remains below $1.00 for 30 consecutive trading days, under the current NASDAQ Capital Market rules, we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period. In the event that we do not regain compliance during such 180 day period, we would be entitled to an additional 180 day compliance period if we meet the other initial listing requirements of the NASDAQ Capital Market at the end of such initial 180 day period. If our common stock ceases to be listed for trading on the NASDAQ Capital Market, we expect that our common stock would be traded on the NASD's Over-the-Counter Bulletin Board (OTC-BB). The level of trading activity of our common stock may decline if it is no longer listed on the NASDAQ Capital Market. As such, if our common stock ceases to be listed for trading on the NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Summarized below is a listing of properties leased by Wave. Our principal research and development activities are conducted at the Princeton and Cupertino facilities. We believe our office facilities are suitable and adequate for our business as it is presently conducted.

Facility	Sq. Ft.	Annualized Lease Cost	Lease Expires
Lee, MA	13,473	$144,545	Jan. 2011
Princeton, NJ	4,924	68,320	Dec. 2014
Cupertino, CA	14,573	528,953	Feb. 2013
Orvault, France	250	13,563	Feb. 2012

Item 3.    Legal Proceedings

        None.

Item 4.    Removed and Reserved

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

	High	Low
Year Ended December 31, 2009
First Quarter	$.98	.38
Second Quarter	1.25	.49
Third Quarter	1.12	.80
Fourth Quarter	1.48	.82
Year Ended December 31, 2008
First Quarter	$1.80	.97
Second Quarter	1.59	.64
Third Quarter	.94	.33
Fourth Quarter	.60	.20

        As of March 8, 2010, there were approximately 18,600 holders of our Class A Common Stock. As of such date, there were 13 holders of our Class B Common Stock.

        On March 15, 2010 the last sale price reported on the NASDAQ Capital Market for the Class A Common Stock was $3.37.

        We have never declared, nor paid, cash dividends on our Class A Common Stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends on our Class A Common Stock in the foreseeable future.

Performance Graph

        The following line graph compares the Company's cumulative total return to stockholders with the cumulative total return of the NASDAQ Market Value Index and the Computer Related Services SIC Code Index from December 31, 2004 through December 31, 2009. These comparisons assume the investment of $100 on December 31, 2004 and the reinvestment of dividends. The stock performance on the graph is not necessarily indicative of future stock price performance.

Wave Systems Corp.
Comparison of Cumulative Total Return to Stockholders
December 31, 2004 through December 31, 2009

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG WAVE SYSTEMS CORP.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 01, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

Comparison of cumulative total return of one or more companies, peer groups, industry indexes, and/or broad markets

Company/Index/Market	2004	2005	2006	2007	2008	2009
Wave Systems Corporation	$100.00	$59.44	$73.72	$42.25	$10.78	$41.38
NASDAQ Market Index	$100.00	$102.20	$112.68	$124.57	$74.71	$108.56
SIC Code Index	$100.00	$108.45	$145.05	$181.42	$118.13	$138.65

The current composition of SIC Code 7379—Computer Related Services, NEC—is as follows:
Acxiom Corporation
Adept Technology, Inc.
Advanced Techno Grp Ltd
Agilysys, Inc.

Allscripts-Misys Healthcare Solutions Inc
Analysts International
Answers Corporation
AsiaInfo Holdings, Inc.
Aspyra, Inc.
Assure Data, Incorporated
Atlas Technology Group, Inc.
Attunity, Ltd.
Austin Chalk Oil and Gas, Ltd.
Avenue Exchange Corp.
Avistar Communications Corporation
Belzberg Technologies
Blackbaud, Inc.
Blue Coat Systems, Inc.
China Digital Media Corporation
Cimatron Ltd.
CompuMed, Inc.
Computer Horizons Corp.
Data Storage Corp.
Digital Angel Corporation
Dun & Bradstreet Corporation
Edgewater Technology, Inc.
Formula Systems (1985), Ltd. ADR
General Dynamics
Henry Jack & Associates Inc
hereUare, Inc.
Hewlett-Packard Company
IHS, Inc. A
IncrediMail, Ltd.
Inova Technology, Inc.
IOWorldMedia, Inc.
Juniper Networks, Inc.
MDI, Inc.
Navisite, Inc.
Netplex Group, Inc.
Northcore Technologies, Inc.
One Bio Corporation
Open Text Corporation
PICO Holdings, Inc.
QSGI, Inc.
Rackspace Hosting Inc
Roomlinx, Inc
Roomlinx, Inc Pref Share
Sap AG ADR
Scientific Games Corporation
SIN Holdings Incorporated
SXC Health Solutions Corporation
TechTeam Global, Inc.
Telecom Italia Media Spa AZ
Trintech Group PLC ADR
ubroadcast, inc.

Uni Core Holdings Corporation
Verizon Communications Inc.
Xplore Technologies Corporation
Zix Corporation

Source:	Morningstar, Inc. 22 West Washington Chicago, IL 60602 Phone: (312) 384-4055 Fax: (312) 244-8014

Securities Authorized for Issuance Under Equity Compensation Plans

        The following pertains to Wave's equity compensation plans as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,116,319	$4.12	5,148,454
Equity compensation plans not approved by security holders	865,356.69		—

Total Company plans	9,981,675	$3.82	5,148,454
Wavexpress equity compensation plans not approved by security holders	556,263	$1.23	1,915,960

        Wave equity compensation plans approved by security holders are comprised of 3,866,273 shares of the 1994 Employee Stock Option Plan, 726,902 shares of the 1994 Non-Employee Directors Stock Option Plan and 555,279 shares of the 2004 Employee Stock Purchase Plan.

        Wave equity compensation plans not approved by security holders are comprised of the following:

        Pursuant to placement agency agreements that Wave entered into with Securities Research Associates ("SRA"), in connection with several sales of Class A Common Stock offerings, Wave issued warrants to purchase 845,568 shares of Class A Common Stock at prices ranging from $0.28 to $1.33 per share. No additional warrants are required to be granted pursuant to the placement agency agreements. These warrants are currently exercisable and expire February 11, 2011 through April 8, 2012.

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

Item 6.    Selected Financial Data

        The selected historical consolidated financial data presented below as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007 are derived from our audited Consolidated Financial Statements contained in Item 8 of this report. The historical consolidated financial data as of December 31, 2007, 2006, and 2005 and for the years ended December 31, 2006 and 2005 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes in Part IV, Item 15(a) of this Annual Report on Form 10-K.

	Consolidated Statement of Operations Data
	2009	2008	2007	2006	2005
Net Revenues	$18,888,879	$8,809,815	$6,306,960	$3,116,381	$1,018,464

Operating expenses:
Cost of sales	1,397,891	824,181	811,970	983,671	726,853
Selling, general and administrative	12,992,715	16,375,372	15,222,896	12,598,389	11,560,039
Research and development	7,825,058	11,702,776	10,557,937	8,486,368	6,937,618
Write-off of intangible and other impaired assets	—	447,128	—	—	—

Total operating expenses	22,215,664	29,349,457	26,592,803	22,068,428	19,224,510

Operating loss	(3,326,785)	(20,539,642)	(20,285,843)	(18,952,047)	(18,206,046)

Other income (expense):
Gain on decrease in value of warrant liability	—	—	—	2,794	490,334
Gain on sale of marketable securities	—	—	—	—	80,971
Net interest and other income (expense)	(19,466)	(9,572)	334,292	163,980	72,279

Total other income (expense)	(19,466)	(9,572)	334,292	166,774	643,584

Net loss	(3,346,251)	(20,549,214)	(19,951,551)	(18,785,273)	(17,562,462)
Accretion of non-cash beneficial conversion feature on convertible preferred stock	—	(657,000)	—	—	—

Net loss attributable to common stockholders	$(3,346,251)	$(21,206,214)	$(19,951,551)	$(18,785,273)	$(17,562,462)

Weighted average number of common shares outstanding during the period	68,526,572	55,379,118	46,660,794	36,735,059	27,726,221
Loss per common share-basic and diluted	$(0.05)	$(0.38)	$(0.43)	$(0.51)	$(0.63)

Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

	Consolidated Balance Sheet Data
	2009	2008	2007	2006	2005
Working capital	$(2,046,998)	$(6,322,057)	$1,676,412	$5,369,273	$(1,112,413)
Total assets	6,327,925	3,429,774	6,037,856	9,359,677	3,429,765
Long-term liabilities	183,505	245,362	—	—	2,794
Total liabilities	8,187,880	9,448,777	3,542,345	3,439,408	3,595,574
Total stockholders' equity (deficit)	$(1,859,955)	$(6,019,003)	$2,495,511	$5,920,269	$(165,809)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Wave's management has focused its activities and resources on the continued development and marketing of the TCG-compliant software products known as the EMBASSY Trust Suite and EMBASSY Trust Server Applications. As the market for TPM-enabled products has developed, with computing devices full-disk encrypted drives being shipped in volume by leaders in the PC industry, Wave has developed its products to support security hardware, based on the TCG specifications, including the Opal security subsystem storage specification for developing self-encrypting drives ("SEDs"). Wave's products are unique because they are designed to support cross platform interoperability for the currently available TPM chips from Nuvoton, Broadcom, Atmel, Infineon and ST Microsystems, and have been certified and/or approved for usage on TPM-based platforms shipped by Dell, Intel, Acer, Fujitsu, Hitachi, Toshiba, Samsung, Lenovo, NEC and HP.

        Wave is devoting its resources to capitalize on the opportunities, and overcome the specific challenges, presented by this developing market as it continues to pursue a strategy of educating the marketplace on the benefits that trusted computing has to offer, while continuing to develop the basic software applications designed to enable this emerging technology. The market trends and opportunities on which management focused the company's activities during the year ended December 31, 2009 included the following:

  •
  The need for organizations of all sizes to comply with consumer laws and state and federal legislation requiring data and identity theft protection—Wave is working with Fujitsu, Toshiba, Samsung, Hitachi and Micron Technology on developing Opal-compliant SED solutions that utilize our client (TDM) and server-based (ERAS) software applications to address this need. Dell offers SEDs from Seagate (DriveTrustTM technology) and Samsung, which in early 2009 introduced a solid-state SED using flash memory. Both the Seagate and Samsung SEDs are currently offered by Dell bundled with Wave's client TDM software for pre-boot authentication and initialization of the drive. Enterprises also have the option of selecting Wave's ERAS application for the centralized administration and management of the drives.

  •
  Emergence of TPM-enabled PCs being sold into the marketplace—this emergence is complementary to Wave's business model, which largely relies upon providing services for Trusted Platforms rather than selling the hardware itself. According to Gartner, Inc., an industry analyst, worldwide PC unit shipments will grow 19.7% to 366.1 million units in 2010 and spending on all PCs is expected to increase 12.2% to $245 billion. Gartner, Inc. expects that unit growth will be robust over the next few years as enterprise replacements rise in the recovery from the global recession.

  •
  Increased alignment of business and security strategies—these strategies are becoming more closely aligned due to the increasing rate of significant high profile and costly security breaches and the risks associated with such breaches.

  •
  Lack of in-house security expertise for many enterprises—Wave plans to seek to capitalize on its expertise as awareness of TPM-enabled solutions increases.

  •
  Adoption of TPM software by Microsoft for certain compliance standards—in its Windows Vista Logo Program for Systems, Microsoft has required TPM version 1.2 in its operating system hardware requirements specification for logo compliance for "Gold" level business PCs.

  •
  Emergence of additional trusted PC components in the marketplace—the development and sale of components such as the Seagate and Samsung SEDs represent additional opportunities for Wave's products to support and integrate these devices with the TPM elements in the PC.

  •
  Issuance of specifications by the U.S. Department of Defense requiring TPM-enabled devices for data security—in 2008 the U.S. Army, in their Consolidated Buy-2 (CB2) Desktop and Notebook minimum specifications for Army customers as published by the Army Small Computer Program, requires desktop and laptop personal computers to be equipped with a TPM. In 2009 the U.S. Army listed self-encrypting drives on its consolidated buy program for orders of desktop and notebook computers.

        In pursuing these opportunities, we recognize many significant challenges that must be overcome, including:

  •
  Tight enterprise IT budgets—overall economic conditions and industry specific data appear to indicate that, while enterprise security should be a priority, it will be challenged by tight budgets.

  •
  Long sales cycle due to continued lack of support for enterprise spending on security solutions—information security continues to be viewed as an IT issue rather than a business issue.

  •
  Need for education regarding the use of TPMs—the marketplace continues to need to be educated regarding the advantages of utilizing hardware-based trusted platforms as a security solution.

  •
  Limited availability of capital resources—Wave has financed the development of its business, in large part, by issuing new equity (See Liquidity and Capital Resources section for a detailed discussion of financing activities during 2009).

  •
  Competitive marketplace—our business is in a highly competitive market that includes competitors and potential competitors having substantially greater name recognition, customer bases, and financial, technical, and marketing resources than we do.

  •
  General economic conditions—the current economic downturn has had, and may continue to have, an adverse effect on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

        As more PC and chip OEMs have begun introducing their Trusted Platform offerings, management has focused on entering into licensing contracts pursuant to which such OEMs license our applications and distribute them as part of their offerings, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with eight separate OEM partners. Revenue recognized on these contracts for the years ended December 31, 2009 and 2008 was approximately $16,487,000 and $8,284,000, respectively.

        Management is also focused on developing the client and server-side applications and tools that will enable enterprises to manage an IT infrastructure that relies on products built using TCG specifications. Wave is devoting a significant portion of its research and development budget to address this opportunity, as we believe that this will be a key ingredient for enterprises in successfully implementing a Trusted Platform solution.

        Management is focusing on opportunities for its eTMS product suite to provide digital signing and document management solutions to the financial services and other vertical markets in which there is an identifiable value proposition in implementing these solutions. During 2009 we entered into contracts for the eTMS product suite with enterprises from the insurance and financial services sectors. We continue to pursue additional opportunities for the eTMS product line.

Operating Expense Trends

        Selling, general and administrative expenses ("SG&A") decreased from 2008 to 2009 as a result of various cost savings initiatives in the sales, marketing and business development and support activities during 2009, net of allocated non-cash, share-based compensation expenses incurred during 2009 and

2008 in accordance with ASC 718. For the years ended December 31, 2009, 2008 and 2007, we have incurred approximately $13.0 million, $16.8 million and $15.2 million, in SG&A expenses, respectively. In accordance with ASC 718, non-cash, share-based compensation expenses allocated to SG&A for the years ended December 31, 2009, 2008 and 2007 were approximately $1.1 million, $1.3 million and $1.2 million, respectively.

        The activities supported by these expenditures include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

        Given the early stage nature of the markets for products that use our technology, we have expended and plan to continue to expend considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing saleable products and markets for our technology. As a result, we expect overall sales and marketing expenditures, as well as, overall research and development expenditures to increase, as compared with 2009. (See Liquidity and Capital Resources)

        The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in Item 8.

Critical Accounting Policies

        Wave's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to depreciation and amortization, revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, software development, contingencies and share based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 8—Financial Statements and Supplementary Data.

        Revenue Recognition—Wave's business model targets revenues from various sources, including the licensing of EMBASSY Trust Suite, eTMS software products and development contracts. Some of our sales arrangements include multiple-elements, and/or require significant modification or customization of our software.

        Wave recognizes revenue pursuant to generally accepted accounting principles or GAAP, in accordance with Accounting Standards Codification, or ASC, Topic 985-605, "Software Revenue Recognition", or ASC 985-605 as amended. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

        Cost of sales—licensing includes foreign tax withholdings, customer support and share-based compensation expense in accordance with ASC 718. In order to enhance the comparability of its results of operations with other security software providers in the industry, Wave has reclassified cost of sales to a component of operating expenses. As a result, a gross profit analysis is not presented.

        We account for share-based payment awards in accordance with the provisions of FASB ASC 718, "Compensation—Stock Compensation" (formerly SFAS No. 123 (revised 2004), Share-Based Payment), which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases").

        Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and has been reduced for estimated forfeitures. We value stock-based payment awards at grant date using the Black-Scholes option-pricing model ("Black-Scholes model"). Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

Results of Operations

Comparison of the years ended December 31, 2009 and 2008

        Wave had net revenues of $18,888,879 and $8,809,815 for the years ended December 31, 2009, and 2008, respectively. The increase in revenue was due primarily to an increase in licensing revenues. Licensing revenues increased by $9,321,467 during the year as compared to 2008. This increase in licensing revenue was due to higher per-unit royalty rates earned during the year ended December 31, 2009 as compared to 2008, primarily related to an amendment of Wave's software license agreement with Dell that was executed in December 2008, and was retroactive to November 1, 2008. Pursuant to the amendment, the per-unit royalties that Wave receives for each Dell PC model shipping with Wave's EMBASSY Trust Suite software increased by at least 100% per unit. The amendment provides that this increase in per-unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice. Services revenue, consisting primarily of non-recurring government time and materials contracts, increased by $757,597 during the year, due primarily to revenue earned from a $748,640 contract awarded by the United States Department of Defense. In October 2009 Wave was awarded an additional $1,600,000 fixed-price modification to this contract. The term of the project, as modified, is expected to be approximately seventeen months. Under the contract, Wave provides consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

        The table below sets forth the components that make up net revenues for the year ended December 31, 2009 and 2008:

	2009	2008	Increase	% Change
Licensing	$18,013,043	$8,691,576	$9,321,467	107%
Services	875,836	118,239	757,597	641%

Total Net Revenues	$18,888,879	$8,809,815	$10,079,064	114%

        Cost of sales—licensing, which consists primarily of foreign tax withholdings, customer support and share-based compensation expense in accordance with ASC 718, was $876,723, for the year ended December 31, 2009, compared to $736,429 for the same period in 2008. The increase in cost of sales-licensing was due to higher foreign taxes withheld during the year ended December 31, 2009 versus the prior period offset partially by lower customer support costs. The increase in net revenues noted above did not materially impact cost of sales as the increase was due primarily to higher per-unit royalty rates earned during 2009 as compared to 2008. Cost of sales—services, which consists primarily of non-recurring government time and materials costs, was $521,168, for the year ended December 31, 2009, compared to $87,752 for the same period in 2008. The change in cost of sales—services was due to an increase in non-recurring government time and materials costs in connection with a contract with the United States Department of Defense during year ended December 31, 2009 versus the prior year. In order to enhance the comparability of its results of operations with other security software providers in the industry, Wave presents cost of sales as a component of operating expenses. As a result, a gross profit analysis is not presented.

        SG&A expenses for the year ended December 31, 2009, were $12,992,715, as compared to $16,375,372 for the comparable period of 2008, a decrease of approximately 21%. SG&A expenses decreased from 2008 to 2009 as a result of various cost savings initiatives in the sales, marketing and business development and support activities during 2009. In accordance with ASC 718, non-cash, share-based compensation expense allocated to SG&A was approximately $985,000 at Wave and $83,000 at Wavexpress for the year ended December 31, 2009 as compared to approximately $1,202,000 for Wave and $107,000 for Wavexpress for the year ended December 31, 2008. Other notable decreases in SG&A expenses for the year ended December 31, 2009 as compared to 2008 include (i) a decrease of approximately $1,351,000 in professional fees, primarily resulting from the suspension of Wavexpress'

TVTonic consumer media service on December 1, 2008, (ii) a decrease of approximately $291,000 in travel expenses, (iii) a decrease of approximately $256,000 in public relations expenditures, (iv) a decrease of approximately $461,000 in telephone expenses, (v) a decrease of approximately $222,000 in rent and utility expenses and (vi) a decrease of approximately $144,000 in conference and trade show expenditures. Included in the SG&A expenses listed above are Wavexpress' selling, general and administrative expenses, which were $437,339 and $2,117,913 for the years ended December 31, 2009 and 2008, respectively. The decrease in such expenses reflects the suspension of Wavexpress' TVTonic consumer media service as of December 1, 2008.

        The activities supported by SG&A expenses include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. Given the early stage nature of the markets for products that use our technology, we have expended and plan to continue to expend considerable resources, in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing products and markets for our technology. We expect SG&A expenses to increase in the near future reflecting our increased activities supported by SG&A expenses. Actual SG&A expenditures may vary depending upon the future business needs of Wave.

        Research and development expenses for the year ended December 31, 2009, were $7,825,058, as compared to $11,702,776 for the comparable period of 2008, a decrease of 33% resulting from various cost savings initiatives in our engineering activities during 2009. This decrease was primarily attributable to decreased salaries, fringe and benefit expenditures of approximately $3,196,000, associated with headcount reductions, as compared to the year ended December 31, 2008. In addition, product development costs, consisting of language translation charges, decreased approximately $193,000 and professional fees, consisting primarily of consulting fees, decreased approximately $230,000 during the year ended December 31, 2009 versus 2008. In accordance with ASC 718, non-cash, share-based compensation expense allocated to R&D was approximately $543,000 at Wave and $64,000 at Wavexpress for the year ended December 31, 2009 as compared to approximately $661,000 for Wave and $106,000 for Wavexpress for the year ended December 31, 2008. Wavexpress' research and development expenditures included in the above were $193,683 and $1,564,698 for the years ended December 31, 2009 and 2008, respectively. The decrease of approximately 88% was due primarily to a decrease in salaries and fringe benefit expenditures reflecting the suspension of Wavexpress' TVTonic consumer media service as of December 1, 2008.

        Operating expenses for the year ended December 31, 2008 include an impairment charge for the write-off of impaired assets, consisting primarily of computer equipment, of approximately $447,000 incurred as a result of the suspension of Wavexpress' TVTonic consumer media service as of December 1, 2008.

        Interest income for the year ended December 31, 2009, was $1,918 as compared to $26,134 for the comparable period of 2008. The decrease in interest income is primarily attributable to lower average balances in Wave's money market accounts for the year ended December 31, 2009, compared with the same period in 2008.

        Interest expense for the year ended December 31, 2009 was $21,384 as compared to $35,706 for the comparable period of 2008. Interest expense is primarily attributable to interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure in 2008.

        Due to the reasons set forth above, our net loss for the year ended December 31, 2009 was $3,346,251 as compared to $20,549,214 for year ended December 31, 2008.

Comparison of the years ended December 31, 2008 and 2007

        Wave had revenues of $8,809,815 and $6,306,960 for the years ended December 31, 2008 and 2007, respectively. Licensing revenues increased by $2,468,089 in 2008, due primarily to a higher volume of shipments of Wave's OEM customer products, in particular by Dell, for which Wave receives royalty income. The increase also reflected an amendment of our software license agreement with Dell pursuant to which, retroactive to November 1, 2008, the per-unit royalties that Wave receives for each Dell PC model with Wave's EMBASSY Trust Suite software increased by at least 100% per unit for development work performed by Wave. The amendment provides that this increase in per unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice. Services revenue increased by $34,766 in 2008 due to an increase in non-recurring government time-and-materials contracts.

        The table below sets forth the components that comprise our revenue for the year ended December 31, 2008 and 2007:

	2008	2007	Increase	% Change
Licensing	$8,691,576	$6,223,487	$2,468,089	40%
Services	118,239	83,473	34,766	42%

Total Net Revenues	$8,809,815	$6,306,960	$2,502,855	40%

        Cost of sales, consisting primarily of customer support, share-based compensation expense in accordance with ASC 718 and the amortization of software development costs, was $824,181 for the year ended December 31, 2008, compared to $811,970 for the same period in 2007. The change in costs of sales was due to an increase in customer support costs in connection with the increased license revenue during the year ended December 31, 2008 versus the prior year offset by a decrease in the amortization of software development costs.

        SG&A expenses for the year ended December 31, 2008 were $16,375,372, as compared to $15,222,896 for the comparable period in 2007. This increase of approximately 8% was due mainly to an increase in salaries and related benefits totaling approximately $331,000, associated with salary rate increases and headcount additions to accommodate additional sales, marketing, business development and support activities, which exceeded those during the year ended December 31, 2007. In accordance with ASC 718, non-cash, share-based compensation expense allocated to SG&A was approximately $1,202,000 at Wave and $107,000 at Wavexpress for the year ended December 31, 2008 as compared to approximately $1,125,000 for Wave and $105,000 for Wavexpress for the year ended December 31, 2007. In addition, telephone expenses increased approximately $462,000 over the prior year due to significantly higher bandwidth charges incurred as a result of expanding the broadband infrastructure in order to broadcast the 2008 Olympics. Also, professional fees, primarily consulting fees, increased approximately $299,000 and additional conference and trade show expenses of approximately $141,000 were incurred during the year ended December 31, 2008 versus the prior year. Included in the SG&A expenses listed above are Wavexpress' selling, general and administrative expenses, which were $2,117,913 and $1,492,373 for the years ended December 31, 2008, and 2007, respectively. This 42% increase was due primarily to an increase in telephone expenses of approximately $408,000 over the prior year for the higher bandwidth charges discussed above.

        Research and development expenses for the year ended December 31, 2008 were $11,702,776, as compared to $10,557,937 for the comparable period in 2007. This increase of approximately 11% was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $922,000 associated with salary rate increases and headcount additions to accommodate additional research and development efforts that were undertaken after December 31, 2007. In addition, product development expenses, primarily language translation costs, increased approximately $165,000 during 2008 as compared to 2007. For the year ended December 31, 2008, in accordance with ASC 718, non-cash, share-based compensation expense allocated to R&D was approximately $661,000 at Wave and

$106,000 at Wavexpress as compared to approximately $634,000 for Wave and $85,000 for Wavexpress for the year ended December 31, 2007. Wavexpress' research and development expenditures included in the above figures were $1,564,698 and $1,416,832 for the years ended December 31, 2008 and 2007, respectively, for an increase of approximately 10%. The increase in Wavexpress R&D expense was due primarily to an increase in salaries and related benefits as discussed above.

        Operating expenses for the year ended December 31, 2008 include an impairment charge for the write-off of impaired assets, consisting primarily of computer equipment, of approximately $447,000 incurred as a result of the suspension of Wavexpress' TVTonic consumer media service as of December 1, 2008.

        Interest income for the year ended December 31, 2008 was $26,134 as compared to $334,292 for the comparable period in 2007. The decrease in interest income is primarily attributable to lower average balances in Wave's money market accounts for the year ended December 31, 2008 as compared with the same period in 2007.

        Interest expense for the year ended December 31, 2008 was $35,706 as compared to $0 for the comparable period in 2007. The increase is attributable to interest incurred on the new capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure during the year ended December 31, 2008.

        Due to the reasons set forth above, our net loss for the year ended December 31, 2008 was $20,549,214 as compared to $19,951,551 for year ended December 31, 2007.

Liquidity and Capital Resources

        Wave has incurred substantial operating losses since its inception, and as of December 31, 2009, has an accumulated deficit of $348,036,115. We may also incur an operating loss for the fiscal year of 2010. As of December 31, 2009, we had negative working capital of $2,046,998.

Sources and Uses of Cash

        At December 31, 2009, we had $1,900,014 in cash and cash equivalents versus $951,563 as of December 31, 2008, resulting in a net increase in cash of $948,451 for the year ended December 31, 2009. The table below shows the year-to-year comparison of the significant elements of cash used in or provided by operating, investing and financing activities and a reconciliation of each year's operating results reported in the statement of operations to the total increase (decrease) in cash for the years ended December 31, 2009, 2008 and 2007.

        As shown below, the total net change in cash over the last three years has fluctuated significantly from a net cash decrease for the year ended December 31, 2007 of $4,251,964 to a net cash decrease for the year ended December 31, 2008 of $2,762,467 to a net cash increase for the year ended December 31, 2009 of $948,451.

 Consolidated Statement of Cash Flow Data

	For the years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(3,346,251)	$(20,549,214)	$(19,951,551)

Compensation associated with issuance of stock options	1,724,874	2,105,941	1,969,271
Depreciation and amortization	259,210	395,253	355,884
Impairment of Wavexpress property and equipment	—	447,128	—

Total adjustments to reconcile net loss to cash used in operating activities	1,984,084	2,948,322	2,325,155

Increase in prepaid expenses, receivables and other assets	(2,120,903)	(428,457)	(667,355)
Increase (decrease) in deferred revenue	2,016,817	1,195,019	(115,034)
Increase (decrease) in accounts payable and accrued expenses	(3,214,177)	4,402,514	217,971

Changes in assets and liabilities	(3,318,263)	5,169,076	(564,418)

Net cash used in operating activities	(4,680,430)	(12,431,816)	(18,190,814)

Cash flows from investing activities:
Acquisition of property and equipment	(88,007)	(232,512)	(618,672)

Net cash used in investing activities	(88,007)	(232,512)	(618,672)

Cash flows from financing activities:
Payments on capital lease obligation	(63,537)	(26,898)	—
Net proceeds from sale of preferred stock	—	2,688,372	—
Net proceeds from sale of common stock	5,494,780	7,011,013	14,229,331
Proceeds from employee options under stock plans	260,285	229,428	328,432
Payment in lieu of fractional shares in reverse stock split	—	(54)	(241)
Proceeds from the exercise of warrants	102,800	—	—
Payment of dividends on preferred stock	(77,440)	—	—

Net cash provided by financing activities	5,716,888	9,901,861	14,557,522

Net increase (decrease) increase in cash	$948,451	$(2,762,467)	$(4,251,964)

Supplemental cash flow information:
Non-cash financing activities:
Conversion of 8% Series K Preferred stock into Class A Common Stock	$45,600	$—	$—

Conversion of Series J Preferred stock into Class A Common Stock	$9,100	$—	$—

Conversion of 8% Series I Preferred stock into Class A Common Stock	$22,000	$—	$—

Capital lease obligation for capital expenditures	$—	$335,797	$—

Cash paid during the year for:
Interest	$21,384	$10,415	$—

Cash used in operations

        The amount of cash used in operations decreased to $4,680,430 for the year ended December 31, 2009 from $12,431,816 used for the year ended December 31, 2008, which decreased from $18,190,814 used for the year ended December 31, 2007. As shown above, the fluctuations in cash used in operations were the result of the changes in the net losses in each of the three years ended December 31, 2009, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts, which, under generally accepted accounting principles, are not reported in the Statement of Operations.

Adjustments to reconcile net loss to cash used in operating activities

        These amounts represent items reported in Wave's Consolidated Statement of Operations that do not represent an outlay or receipt of cash in the year that they are reported under generally accepted accounting principles. These items in the aggregate make up a significant portion of the differences between Wave's reported net loss year over year compared to the differences in the amount of cash used by Wave's operations over each of the periods. These items resulted in a net add-back to our net loss of $1,984,084 for the year ended December 31, 2009 versus $2,948,322 for the year ended December 31, 2008 and $2,325,155 for the year ended December 31, 2007. The individual items that make up these adjustments are listed in the table above and described in greater detail in the Results of Operations sections above. In addition, changes in asset and liability accounts, as shown above, represent additional sources or uses of cash in each of the three years. Accordingly, the overall net loss decreased by $17,202,963 (to $3,346,251 from $20,549,214) for the year ended December 31, 2009 versus the year ended December 31, 2008, and cash used in operating activities decreased by $7,751,385 (to $4,680,431 from $12,431,816). In comparing the year ended December 31, 2008 to 2007, the overall net loss increased by $597,663 (to $20,549,214 from $19,951,551) for the year ended December 31, 2008 versus the year ended December 31, 2007, while cash used in operating activities decreased by $5,758,998 (to $12,431,816 from $18,190,814).

Cash flows from investing activities

        As displayed in the table above, cash used in investing activities consisted of funds used to acquire capital assets totaling $88,007, $232,512 and $618,672 for the years ended December 31, 2009, 2008 and 2007, respectively. Wave expects to continue to acquire fixed assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue at approximately the same level as the 2009 expenditures. As a result of lower capital expenditures, net cash used for investing activities decreased by $144,505 for the year ended December 31, 2009 versus the year ended December 31, 2008 and decreased by $386,160 for the year ended December 31, 2008 versus the year ended December 31, 2007.

Cash flows from financing activities

        Because Wave did not have sufficient cash on hand, nor did it generate sufficient revenues to fund the amount of cash used for operations and acquisition of capital assets for the years ended December 31, 2009, 2008 and 2007, we needed to finance much of our operations through the sale of newly issued equity securities as described below.

Proceeds from issuance of newly issued equity securities

Sales of preferred stock

        On December 24, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 456 shares of newly designated 8% Series K Preferred Stock, par value $.01 per share ("Series K Preferred Stock"), to certain purchasers for an aggregate purchase price of $1,276,800. These shares were priced at $2,800 per share. Each purchaser was also issued a warrant to purchase up to 2,500 shares of Class A common stock for each share of Series K Preferred Stock purchased at an exercise price of $0.28 per share. Wave entered into a placement agency agreement with Security Research Associates, Inc. ("SRA") in which they acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 273,600 shares of Class A Common Stock at an exercise price of $0.28 per share. All of the warrants issued in connection with this offering expire in December 2011. Wave realized net proceeds of approximately $1,175,000 after deducting the placement agent fees of $76,608 and additional legal and other fees associated with the issuance of these securities which totaled approximately $25,000.

        Each share of Series K Preferred Stock issued in connection with this offering was convertible into 10,000 shares of Class A Common Stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equaled or exceeded $0.70. On February 5, 2009, all of the shares issued in connection with this offering automatically converted into Class A Common Stock as the average of the closing bid prices for the fifteen-day trading period ending February 5, 2009 was $0.706, exceeding the bid price target of $0.70 per share. The shares subscribed to on December 24, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On October 30, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 111 shares of newly designated Series J Convertible Preferred Stock ("Series J Preferred Stock"), par value $.01 per share, plus warrants to purchase up to 2,220,000 shares of Class A common stock to certain purchasers for an aggregate purchase price of $721,500. Purchasers paid an amount equal to $6,500 per share of preferred stock and the corresponding warrants. This is based on a $4,000 per share liquidation value for each share of preferred stock plus an additional $0.125 for each share of common stock issuable upon exercise of the corresponding warrants. For each share of preferred stock purchased, the purchaser received a warrant to purchase 20,000 shares of common stock at an exercise price equal to $0.40. These warrants expire in October 2013. Each share of preferred stock was convertible into 10,000 shares of common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equaled or exceeded $1.00. On June 9, 2009, all of the remaining outstanding shares issued in connection with this offering automatically converted into Class A Common Stock as the average of the closing bid prices for the fifteen-day trading period ending June 9, 2009 was $1.001, exceeding the bid price target of $1.00 per share. SRA entered into a placement agency agreement with Wave in which they acted as placement agent in connection with the offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also issued a warrant to SRA to purchase up to 66,600 shares of Class A Common Stock at an exercise price of $0.40 per share. This warrant expires in October 2011. Wave realized net proceeds of approximately $653,000 after deducting the placement agent fees of $43,290 and additional legal and other fees associated with the issuance of these securities which totaled approximately $25,000. The shares subscribed to on October 30, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On September 11, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 172 shares of newly designated 8% Series I Preferred Stock, par value $.01 per share ("Series I Preferred Stock"), to certain purchasers for an aggregate purchase price of $756,800. These shares were priced at $4,400 per share. SRA entered into a placement agency agreement with Wave in which they acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 103,200 shares of Class A common stock at an exercise price of $0.50 per share. This warrant expires in September 2011. Wave realized net proceeds of approximately $679,000 after deducting the placement agent fees of $45,408 and additional legal and other fees associated with the issuance of these securities which totaled approximately $33,000. On September 29, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 48 shares of Series I Preferred Stock, to certain purchasers for an aggregate purchase price of $211,200. These shares were priced at $4,400 per share. Wave realized net proceeds of approximately $181,000 after deducting legal and other fees associated with the issuance of these securities which totaled approximately $30,000.

        Each share of Series I Preferred Stock issued in connection with these two offerings was convertible into 10,000 shares of Class A Common Stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equaled or exceeded $1.10. On November 20, 2009, all of the shares issued in connection with these offerings automatically converted into Class A Common Stock as the average of the closing bid prices for the fifteen-day trading period ending November 20, 2009 was $1.110, exceeding the bid price target of $1.10 per share. Dividends accrued at 8% per annum, payable every six months in either cash or in shares of Wave common stock (at the Company's election) at a rate equal to $0.44 per share of Wave common stock. Wave paid dividends of $77,440 in cash during 2009. The shares subscribed to on September 29, 2008 and September 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

Sales of common stock

        On July 21, 2009 Wave entered into subscription agreements with certain purchasers pursuant to which Wave agreed to sell and issue 1,791,738 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $1,648,400. These shares were priced at $0.92 per share. Roth Capital Partners ("Roth") entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering. Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 895,868 shares of Class A Common Stock at an exercise price of $1.155 per share. These warrants expire in January 2015. Wave realized net proceeds of approximately $1,489,000 after deducting the placement agent fees of $131,872 and additional legal and other fees associated with the issuance of these securities which totaled approximately $27,000. The shares sold on July 21, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On July 16, 2009, Wave entered into subscription agreements with certain purchasers pursuant to which Wave agreed to sell and issue 3,448,042 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $3,172,199. These shares were priced at $0.92 per share. Roth entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering. Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 1,724,024 shares of Class A Common Stock at an exercise price of $1.155 per share. These warrants expire in January 2015. Wave realized net proceeds of approximately $2,687,000 after deducting the placement agent fees of $253,776 and additional legal and other fees associated with the issuance of these securities which totaled approximately $231,000. The shares sold on July 16, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On April 8, 2009, Wave entered into subscription agreements with certain purchasers pursuant to which Wave agreed to sell and issue 1,881,136 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $1,034,625. These shares were priced at $0.55 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 940,568 shares of Class A Common Stock at an exercise price of $0.55 per share. These warrants expire in April 2012. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,868 shares of Class A Common Stock at an exercise price of $0.55 per share. This warrant expires in April 2012. Wave realized net proceeds of approximately $942,500 after deducting the placement agent fees of $62,077 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. The shares sold on April 8, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On March 13, 2009, Wave entered into subscription agreements with certain purchasers pursuant to which Wave agreed to sell and issue 785,000 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $431,750. These shares were priced at $0.55 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 392,500 shares of Class A Common Stock at an exercise price of $0.55 per share. These warrants expire in March 2012. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 47,100 shares of Class A Common Stock at an exercise price of $0.55 per share. This warrant expires in March 2012. Wave realized net proceeds of approximately $376,000 after deducting the placement agent fees of $25,905 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. The shares sold on March 13, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On August 11, 2008, Wave entered into subscription agreements pursuant to which Wave sold and issued 1,368,333 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $821,000. These shares were priced at $0.60 per share. SRA entered into a placement agency agreement with Wave in which they acted as placement agent in connection with the offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also issued warrants to the purchasers to purchase up to 342,083 shares of Class A Common Stock at an exercise price of $0.65 per share. These warrants expire in August 2011. Wave also issued a warrant to SRA to purchase up to 82,100 shares of Class A Common Stock at an exercise price of $0.65 per share. This warrant expires in August 2011. Wave realized net proceeds of approximately $742,000 after deducting the placement agent fees of $49,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. The shares subscribed to on August 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On June 30, 2008, Wave entered into subscription agreements pursuant to which Wave agreed to sell and issue 1,880,500 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,598,425. These shares were priced at $0.85 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 470,125 shares of Class A Common Stock at an exercise price of $0.90 per share. These warrants expire in June 2011. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,830 shares of Class A Common Stock at an exercise price of $0.90 per share. This warrant expires in June 2011. Wave realized net proceeds, in early July, of approximately $1,467,000 after deducting the placement agent fees of $95,906 and additional legal and other fees associated with the issuance of these securities which totaled approximately $36,000. The shares subscribed to on June 30, 2008 were issued in early July and offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

        On May 23, 2008, Wave entered into subscription agreements pursuant to which Wave agreed to sell and issue 2,151,250 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,721,000. These shares were priced at $0.80 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 537,812 shares of Class A Common Stock at an exercise price of $0.85 per share. These warrants expire in May 2011. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 129,075 shares of Class A Common Stock at an exercise price of $0.85 per share. This warrant expires in November 2009. Wave realized net proceeds of approximately $1,583,000 after deducting the placement agent fees of $103,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $31,000. The shares sold on May 23, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

        On February 29, 2008, Wave entered into subscription agreements pursuant to which Wave agreed to sell and issue 3,173,500 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $3,490,850. These shares were priced at $1.10 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 952,050 shares of Class A Common Stock at an exercise price of $1.15 per share. These warrants expire in February 2013. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 190,410 shares of Class A Common Stock at an exercise price of $1.33 per share. This warrant expires on February 28, 2010. Wave realized net proceeds of approximately $3,220,000 after deducting the placement agent fees of $209,451 and additional legal and other fees associated with the issuance of these securities which totaled approximately $61,000. The shares sold on February 29, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

        On May 24, 2007, Wave entered into subscription agreements pursuant to which Wave agreed to sell and issue 7,317,073 shares of Class A Common Stock, par value $0.01 per share, to certain purchasers for an aggregate purchase price of $15,000,000. These shares were priced at $2.05 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 365,853 shares of Class A Common Stock at an exercise price of $2.58 per share. The warrant expires on May 24, 2009. Wave realized net proceeds of $14,229,331 after deducting the placement agent fees of $750,000 and additional legal and other fees associated with the issuance of these securities which totaled $20,669. The shares sold on May 24, 2007 were offered and issued pursuant to a shelf registration statement, which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

Exercise of warrants to purchase Class A Common Stock

        On November 20, 2009, Wave received gross proceeds of $45,000 in connection with the issuance of 50,000 shares of Class A Common Stock upon the exercise of a warrant that was granted to an investor as part of Wave's June 30, 2008 financing. The warrant issued to this investor was exercised in full for 50,000 shares of Class A Common Stock at an exercise price of $0.90 per share.

        On August 12, 2009, Wave received gross proceeds of $2,800 in connection with the issuance of 10,000 shares of Class A Common Stock upon the exercise of a warrant that was granted to an investor as part of Wave's December 24, 2008 financing. The warrant issued to this investor was exercised in full for 10,000 shares of Class A Common Stock at an exercise price of $0.28 per share.

        On July 21, 2009, Wave received gross proceeds of $55,000 in connection with the issuance of 100,000 shares of Class A Common Stock upon the exercise of warrants that were granted to an investor as part of Wave's March 13, 2009 and April 8, 2009 financings. The warrant issued to the investor in connection with the March 13, 2009 financing was exercised in full for 87,500 shares of Class A Common Stock at an exercise price of $0.55 per share. The warrant issued to the investor in connection with the April 8, 2009 financing was exercised in full for 12,500 shares of Class A Common Stock at an exercise price of $0.55 per share.

Exercise of employee stock options

        On December 1, 2009, Wave issued 152,135 shares of Class A Common Stock to Wave employees for $1.037 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $157,763 from the issuance of these shares.

        On June 1, 2009, Wave issued 365,498 shares of Class A Common Stock to Wave employees for $0.28 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $102,522 from the issuance of these shares.

        On December 1, 2008, Wave issued 150,201 shares of Class A Common Stock to Wave and Wavexpress employees for $0.28 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $42,131 from the issuance of these shares.

        On June 1, 2008, Wave issued 209,857 shares of Class A Common Stock to Wave and Wavexpress employees for $0.89 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $187,297 from the issuance of these shares.

        During 2007, an employee exercised stock options resulting in the issuance of 3,315 shares of Class A Common Stock for proceeds of $8,055 at a price of $2.43 per share.

        On December 1, 2007, Wave issued 127,420 shares of Class A Common Stock to Wave and Wavexpress employees for $1.20 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $152,712 from the issuance of these shares.

        On June 1, 2007, Wave issued 91,746 shares of Class A Common Stock to Wave and Wavexpress employees for $1.83 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $167,665 from the issuance of these shares.

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

Liquidity requirements and future sources of capital

        Wave estimates that its total expenditures to fund operations for the year ending December 31, 2010 will be approximately $23,000,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

        Sources of capital may include the following:

  •
  cash on hand of $1,900,014 as of December 31, 2009

  •
  cash generated from sales and licensing of products

  •
  additional financings

        Given Wave's capital requirements for the year ending December 31, 2010 as indicated above, our cash balance as of December 31, 2009, and the uncertainty as to whether we will generate sufficient revenue, Wave may be required to raise additional capital to continue to fund its operations. We may obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on April 18, 2008 and was declared effective by the Commission on June 23, 2008. Approximately $9,500,000 in gross proceeds is available under the April 18, 2008 shelf registration statement, which may be utilized for future financings. We can provide no assurances as to whether, if necessary, we will be successful in raising the capital that may be needed to continue as a going concern.

Revenue outlook

        Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with OEM partners as described below. In addition, Wave received revenues from software development and other services. Total cash received from all revenue sources in 2009 was approximately $18,513,000 versus approximately $9,410,000 for 2008. This increase in total cash received was due to higher per-unit royalty rates earned in 2009 as compared to 2008, primarily related to an amendment of Wave's software license agreement with Dell that was executed in December 2008, and was retroactive to November 1, 2008. The amendment provides that this increase in per-unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice.

        On October 23, 2009, Wave executed a $1,600,000 modification to a previously awarded contract by the United States Department of Defense. Under the terms of the modification, Wave will continue to provide consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the government. The term of the project is expected to be approximately seventeen months. Also, on November 13, 2009, Wave and Hewlett-Packard Company ("HP") entered into a reseller agreement that permits HP to distribute and sell Wave's software products through HP channels. Initial sales under this agreement began in early 2010.

        In mid-October 2008, Wave completed a license agreement with Acer, Wave's eighth OEM partner and the world's second-largest PC vendor, to bundle Wave EMBASSY® software with Acer's Veriton™ 670 business PCs. Wave is paid a per unit royalty fee for each Acer shipment which includes Wave's software. Shipments in Europe and Asia began during the fourth quarter of 2008 and U.S. shipments began in early 2009.

        Wave also continues to work with all of its partners and customers to introduce and promote its existing software products and new software products which are under development, in an effort to expand the market for TPM-based secure computing and thereby increase its market share and revenues. However, it should be noted that because of the early stage of Wave's market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues. Although there has been a substantial increase in the volume of shipments of TPM-equipped PCs and self-encrypting drives, which our business model depends upon, this remains a new and developing category within the computer security market, and the ultimate size of this market and the timeframe for its development are unknown and difficult to predict.

        Wave's OEM distribution agreements began to generate royalty revenue in the second quarter of 2006. The aggregate amount of royalty revenue from these arrangements was a significant contributor to Wave's revenue growth to date. Revenue from these contracts in future years may also be material. We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products. In December 2008, Wave completed an amendment to its software license agreement with its largest OEM customer, Dell Products LP. Under the new arrangement, the per-unit royalties that Wave receives for each OEM PC model shipping with Wave's EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008. This increase in per unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice.

        The OEM distribution agreements referred to above have given rise to separate software upgrade contracts with the end users of the products distributed by the OEMs. The contracts, referred to by us as license upgrade agreements, include a software license and a maintenance agreement. The contracts are separately negotiated with end users and are not associated with our OEM distribution agreements. Sales from the license upgrade agreements began in the latter part of the third quarter of fiscal year 2007. The sales consist of licensed use of Wave's EMBASSY Trust Suite of products, primarily Wave's EMBASSY Security Center paired with our ERAS server product. In late December 2009, Wave invoiced and delivered a $1.9 million order for software licenses and annual maintenance received through an OEM partner. This order is part of a larger $5.7 million group of orders received through the OEM partner on behalf of its customer, a U.S.-based global automaker. On average, the orders account for tens of thousands of new software licenses per year for each of the next three years, along with maintenance orders for each of the next five years. However, the remaining orders are cancelable by the customer. Given that Wave is in the early stages of its software upgrade and maintenance business and consistent with the Company's revenue recognition policies, Wave has not yet established vendor-specific objective evidence of the fair value of each undelivered element for its software and services. Accordingly, Wave's upgrade sales are being recorded as deferred revenue and then recognized generally over a 365-day period. Deferred revenue increased $2,016,817 (to $3,500,861 from $1,484,044) at December 31, 2009 versus 2008 and increased $1,195,019 (to $1,484,044 from $289,025) at December 31, 2008 versus 2007. Wave recognized approximately $1,332,000 and $311,000 of license upgrade revenue during 2009 and 2008, respectively. Wave recorded modest initial revenues from the sale of license upgrade packages during 2007.

Known trends and uncertainties affecting future cash flows

        Because Wave may not have sufficient cash to fund operations for the year ending December 31, 2010, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and may continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2010.

        We may be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending December 31, 2010. The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives. Based upon the available cash currently on hand, if we meet our current revenue and expenditure forecast for the year ending December 31, 2010 (both of which are uncertain), we would have enough liquid assets to continue operating through December 31, 2010. The foregoing is based on maintaining current revenue levels for both Dell and non-Dell revenues for the year ending December 31, 2010. Dell revenue increased during 2009 primarily as a result of an amendment signed in December 2008 where the per-unit royalties that Wave receives for each Dell PC model with Wave's EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008. The increase in per unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice. While the foregoing assumes current shipment volumes at the increased per-unit royalty rate throughout 2010 our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.

Other uncertainties that may impact the future business outlook

        Because the information security services market and the TCG hardware security category in particular are in early stages of development, customer requirements may change or new competitive pressures can emerge which could require a shift in product development and/or market strategy. Should such shifts occur, they may require development, marketing and sales strategies to re-start or expand, which would likely increase operating costs and require additional capital. Such shifts have occurred several times throughout Wave's history, requiring significant changes in strategy and business plan.

        Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products. Therefore, if Wave is not able to begin to generate significant revenues by December 31, 2010 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond December 31, 2010.

        The challenges presented by the current economic downturn may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

        Wave has a capitalized lease obligation for computer equipment due July 2013 of $245,362 and $308,899 as of December 31, 2009 and 2008, respectively. The interest rate is 7.7% per annum. This lease obligation is collateralized by the related assets with a net book value of $-0- as of December 31, 2009 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress' TVTonic consumer media services as of December 1, 2008.

        Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$61,857	$138,846	$44,659	$—	$245,362
Operating lease commitments	755,381	1,273,094	289,162	—	2,317,637

Total commitments	$817,238	$1,411,940	$333,821	$—	$2,562,999

Net operating loss carryforwards

        As of December 31, 2009, Wave had available net operating and capital loss carryforwards for Federal income tax purposes of approximately $286.3 million, which expire beginning in 2010 through 2029. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating and capital loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following. As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

Going Concern Opinion

        Wave's consolidated financial statements as of December 31, 2009 have been prepared under the assumption that we will continue as a going concern. Wave's independent registered public accounting firm has issued a report dated March 16, 2010, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern. (See Note 2 to Wave's consolidated financial statements.)

Recent Accounting Pronouncements

        In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

        In May 2009, the FASB issued FASB ASC 855, Subsequent Events ("ASC 855") (formerly referenced as SFAS No. 165, Subsequent Events), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have an impact on our financial position or results of operations. We evaluated all events or transactions that occurred after December 31, 2009 up through March 16, 2010, the date our financials were issued. During this period, we did not have any material recognizable subsequent events.

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

Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of Wave's management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of Wave's disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our CEO and CFO concluded that Wave's disclosure controls and procedures were effective as of December 31, 2009 to provide reasonable assurance that the information required to be disclosed by Wave in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management's annual report on internal control over financial reporting

        Wave's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Exchange Act. Wave's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

        Wave's management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control Integrated Framework". Based on this assessment, Wave's management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

        The independent registered public accounting firm that audited the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K has issued an opinion on the effectiveness of the Company's internal control over financial reporting.

Changes in internal controls

        There have been no changes in Wave's internal control over financial reporting that occurred during Wave's fourth fiscal quarter that have materially affected, or are reasonably likely to affect, Wave's internal control over financial reporting.

Item 9B.    Other Information

        Not Applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

        Information concerning Wave's directors, executive officers, promoters and control persons will appear in Wave's Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption "Election of Directors." Such information is incorporated herein by reference.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in Wave's Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption "Compliance with Section 16(a) of the Exchange Act." Such information is incorporated herein by reference.

        Information concerning Wave's Audit Committee will appear in Wave's Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption "The Board of Directors and its Committees." Such information is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information regarding executive compensation will appear in Wave's Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption "Executive Compensation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in Wave's Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption "Security Ownership of Certain Beneficial Owners and Management." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information regarding certain relationships and related transactions and director independence will appear in Wave's Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding Wave's principal accountant's fees will appear in Wave's Proxy Statement for the 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2010, under the caption "Certain Relationships and Related Transactions." Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements:

Page(s)
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for each of the years ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Stockholders' Equity (Deficiency) and Comprehensive Income (Loss) for each of the years ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Cash Flows for each of the years ended December 31, 2009, 2008 and 2007	F-8
Notes to Consolidated Financial Statements	F-9

(a)(2)    Financial Statement Schedules:

  All schedules have been omitted since they are either not required or not applicable.

(a)(3)    Exhibits:

Exhibit No.			Description of Exhibit
3.1	*	—	Restated Certificate of Incorporation of Wave, as amended (incorporated by reference to Exhibit 3.1 of Wave's Quarterly Report on Form 10-Q, filed on August 9, 2006, File No. 0-24752)
3.2	*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.1	*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.2	*	—	Form of Representative's Warrant Agreement, including the form of Representative's Warrant (incorporated by reference to Exhibit 4.2 of Wave's Registration Statement on Form S-1, File No. 33-75286).
4.3	*	—
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

Exhibit No.			Description of Exhibit
4.7	*	—	Certificate of Designation of Series G Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on March 19, 1998, File No. 0-24752)
4.8	*	—
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
4.20	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)
4.21	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)

Exhibit No.			Description of Exhibit
4.22	*	—	Certificate of Designations of Series K Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on December 29, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on December 29, 2008, File No. 0-24752)
4.23	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)
4.24	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)
4.25	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).
4.26	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).
4.27	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).
4.28	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).
4.29	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).
4.30	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).
†10.1	*	—	Wave Systems Corp. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Wave's Form S-8 Registration Statement, filed on May 24,2005)
10.2	*	—
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

Exhibit No.			Description of Exhibit
10.8	*	—	Securities Purchase Agreement dated as of March 15, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on March 17, 2005, File # 0-24752)
†10.9	*	—	Wave's Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 1 of Wave's Proxy Statement (DEF 14A) filed on April 30, 2009)
†10.10	*	—
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

Exhibit No.			Description of Exhibit
10.21	*	—	GlobalWave Group plc Notice of Extraordinary General Meeting dated June 20, 2002 (Incorporated herein by referenced to Exhibit 10.4 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)
10.22	*	—
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
10.35	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

Exhibit No.			Description of Exhibit
10.36	*	—	Placement Agency Agreement, dated as of May 23, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)
10.37	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)
10.38	*	—
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
10.50	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).
10.51	*	—
Placement Agency Agreement, dated as of March 13, 2009, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

Exhibit No.			Description of Exhibit
10.52	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).
10.53	*	—
Placement Agency Agreement, dated as of April 8, 2009, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).
10.54	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).
10.55	*	—
Placement Agency Agreement, dated as of July 16, 2009, by and between Wave and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).
10.56	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).
10.57	*	—
Placement Agency Agreement, dated as of July 21, 2009, by and between Wave and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).
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

Exhibit No.			Description of Exhibit
99.9	*	—	Form of Waiver to the Series H Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).
99.10	*	—
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

Dated: March 16, 2010
WAVE SYSTEMS CORP.
	By:	/s/ STEVEN K SPRAGUE
		Name:	Steven K. Sprague
		Title:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN K. SPRAGUE Steven K. Sprague	President, Chief Executive Officer and Director	March 16, 2010
/s/ JOHN E. BAGALAY, JR. John E. Bagalay, Jr.	Chairman	March 16, 2010
/s/ GEORGE GILDER George Gilder	Director	March 16, 2010
/s/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	March 16, 2010
/s/ NOLAN BUSHNELL Nolan Bushnell	Director	March 16, 2010
/s/ GERARD T. FEENEY Gerard T. Feeney	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial Officer and Duly Authorized Officer of the Registrant)	March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Wave Systems Corp.:

        We have audited the accompanying consolidated balance sheets of Wave Systems Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficiency) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We have also audited Wave System Corp.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Wave System Corp.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Wave Systems Corp.'s internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Wave Systems Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ KPMG LLP

Boston, Massachusetts
March 16, 2010

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,900,014	$951,563
Accounts receivable, net of allowance for doubtful accounts of $-0- and $16,364 at December 31, 2009 and 2008, respectively	3,850,020	1,701,829
Prepaid expenses	207,343	227,967

Total current assets	5,957,377	2,881,359
Property and equipment, net	237,237	408,440
Other assets	133,311	139,975

Total Assets	6,327,925	3,429,774

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	4,441,657	7,655,834
Current portion of capital lease payable	61,857	63,537
Deferred revenue	3,500,861	1,484,044

Total current liabilities	8,004,375	9,203,415
Long-term portion of capital lease payable	183,505	245,362

Total liabilities	8,187,880	9,448,777

Stockholders' Equity (Deficit):
8% Series I Convertible Preferred stock, $.01 par value. -0- shares issued and outstanding (liquidation preference of $-0-) in 2009 and 220 shares issued and outstanding (liquidation preference of $968,000) in 2008	—	2
Series J Convertible Preferred stock, $.01 par value. -0- shares issued and outstanding (liquidation preference of $-0-) in 2009 and 91 shares issued and outstanding (liquidation preference of $364,000) in 2008	—	1
8% Series K Convertible Preferred stock, $.01 par value. -0- shares issued and outstanding (liquidation preference of $-0-) in 2009 and 456 shares issued and outstanding (liquidation preference of $1,276,800) in 2008	—	5
Common Stock, $.01 par value. Authorized 150,000,000 shares as Class A; 75,211,054 shares issued and outstanding in 2009 and 58,877,968 in 2008	752,110	588,780
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 38,232 shares issued and outstanding in 2009 and 2008	382	382
Capital in excess of par value	345,423,668	338,081,691
Accumulated deficit	(348,036,115)	(344,689,864)

Total Stockholders' Equity (Deficit)	(1,859,955)	(6,019,003)

Total Liabilities and Stockholders' Equity (Deficit)	$6,327,925	$3,429,774

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2009, 2008, 2007

	2009	2008	2007
Net revenues:
Licensing	$18,013,043	$8,691,576	$6,223,487
Services	875,836	118,239	83,473

Total net revenues	18,888,879	8,809,815	6,306,960

Operating expenses:
Cost of sales—licensing	876,723	736,429	781,675
Cost of sales—services	521,168	87,752	30,295
Selling, general and administrative	12,992,715	16,375,372	15,222,896
Research and development	7,825,058	11,702,776	10,557,937
Write-off of impaired assets	—	447,128	—

Total operating expenses	22,215,664	29,349,457	26,592,803
Operating loss	(3,326,785)	(20,539,642)	(20,285,843)
Other income (expense):
Net interest income (expense)	(19,466)	(9,572)	334,292
Net loss	(3,346,251)	(20,549,214)	(19,951,551)
Accretion of non-cash beneficial conversion feature on Series J and Series K convertible preferred stock	—	(657,000)	—

Net loss attributable to common stockholders	(3,346,251)	(21,206,214)	(19,951,551)

Loss per common share—basic and diluted	$(0.05)	$(0.38)	$(0.43)

Weighted average number of common shares outstanding during the year	68,526,572	55,379,118	46,660,794

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
													Accumulated Other Comprehensive Income
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2006	—	$—	—	$—	—	$—	42,203,773	$422,038	39,232	$392	$309,029,938	$(303,532,099)	$—	$5,920,269
Net loss	—	—	—	—	—	—	—	—	—	—	—	(19,951,551)	—	(19,951,551)
Employee Stock Options Exercised at $2.43 per share	—	—	—	—	—	—	3,315	33	—	—	8,022	—	—	8,055
Issuance of Class A Common Stock at $2.05 per share, less issuance cost of $770,669	—	—	—	—	—	—	7,317,073	73,171	—	—	14,156,160	—	—	14,229,331
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.8275 per share	—	—	—	—	—	—	91,746	917	—	—	166,748	—	—	167,665
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.1985 per share	—	—	—	—	—	—	127,420	1,274	—	—	151,438	—	—	152,712
Cash paid for fraction shares exchanged	—	—	—	—	—	—	—	—	—	—	(241)	—	—	(241)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,969,271	—	—	1,969,271
Exchange of Class B Common Stock for Class A Common Stock	—	—	—	—	—	—	1,000	10	(1,000)	(10)	—	—	—	—

Balance as of December 31, 2007	—	$—	—	$—	—	$—	49,744,327	$497,443	38,232	$382	$325,481,336	$(323,483,650)	$—	$2,495,511
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,549,214)	—	(20,549,214)
Issuance of Class A Common Stock at $1.10 per share, less issuance cost of $270,959	—	—	—	—	—	—	3,173,500	31,735	—	—	3,188,156	—	—	3,219,891
Issuance of Class A Common Stock at $0.80 per share, less issuance cost of $138,180	—	—	—	—	—	—	2,151,250	21,513	—	—	1,561,307	—	—	1,582,820
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $0.8925 per share	—	—	—	—	—	—	209,857	2,098	—	—	185,199	—	—	187,297
Issuance of Class A Common Stock at $0.85 per share, less issuance cost of $131,793	—	—	—	—	—	—	1,880,500	18,805	—	—	1,447,827	—	—	1,466,632
Issuance of Class A Common Stock at $0.60 per share, less issuance cost of $79,330	—	—	—	—	—	—	1,368,333	13,684	—	—	727,986	—	—	741,670
Issuance of 8% Series I Preferred Stock at $4,400 per share, less issuance cost of $78,030	172	2	—	—	—	—	—	—	—	—	678,768	—	—	678,770
Issuance of 8% Series I Preferred Stock at $4,400 per share, less issuance cost of $30,000	48	—	—	—	—	—	—	—	—	—	181,200	—	—	181,200

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss) (Continued)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
													Accumulated Other Comprehensive Income
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Issuance of Series J Preferred Stock at $6,500 per share, less issuance cost of $68,290	—	—	111	1	—	—	—	—	—	—	214,528	—	—	214,529
Issuance of warrants to purchase Class A common stock in connection with the issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	422,697	—	—	422,697
Issuance of warrants to purchase Class A common stock to placement agent for services in connection with the Series J financing transaction	—	—	—	—	—	—	—	—	—	—	15,984	—	—	15,984
Series J Preferred Stock Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	155,400	(155,400)	—	—
Conversion of Series J Preferred Stock for Class A Common Stock	—	—	(20)	—	—	—	200,000	2,000	—	—	(2,000)	—	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $0.2805 per share	—	—	—	—	—	—	150,201	1,502	—	—	40,629	—	—	42,131
Issuance of 8% Series K Preferred Stock at $2,800 per share, less issuance cost of $101,608	—	—	—	—	456	5	—	—	—	—	941,602	—	—	941,607
Issuance of warrants to purchase Class A common stock in connection with the issuance of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	173,393	—	—	173,393
Issuance of warrants to purchase Class A common stock to placement agent for services in connection with the Series K financing transaction	—	—	—	—	—	—	—	—	—	—	60,192	—	—	60,192
Series K Preferred Stock Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	501,600	(501,600)	—	—
Cash paid for fraction shares in reverse stock split	—	—	—	—	—	—	—	—	—	—	(54)	—	—	(54)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	2,105,941	—	—	2,105,941

Balance as of December 31, 2008	220	$2	91	$1	456	$5	58,877,968	$588,780	38,232	$382	$338,081,691	$(344,689,864)	$—	$(6,019,003)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,346,251)	—	(3,346,251)

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficiency) And Comprehensive Income (Loss) (Continued)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
													Accumulated Other Comprehensive Income
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Conversion of 8% Series K Preferred Stock for Class A Common Stock	—	—	—	—	(456)	(5)	4,560,000	45,600	—	—	(45,595)	—	—	—
Issuance of Class A Common Stock at $0.55 per share, less issuance cost of $55,904	—	—	—	—	—	—	785,000	7,850	—	—	367,995	—	—	375,845
Issuance of Class A Common Stock at $0.55 per share, less issuance cost of $92,077	—	—	—	—	—	—	1,881,136	18,811	—	—	923,736	—	—	942,547
Conversion of Series J Preferred Stock for Class A Common Stock	—	—	(91)	(1)	—	—	910,000	9,100	—	—	(9,099)	—	—	—
Issuance of Class A Common Stock at $0.92 per share, less issuance cost of $484,960	—	—	—	—	—	—	3,448,042	34,480	—	—	2,652,759	—	—	2,687,239
Issuance of Class A Common Stock at $0.92 per share, less issuance cost of $159,250	—	—	—	—	—	—	1,791,738	17,917	—	—	1,471,232	—	—	1,489,149
Warrants exercised at $0.55 per share	—	—	—	—	—	—	100,000	1,000	—	—	54,000	—	—	55,000
Warrants exercised at $0.28 per share	—	—	—	—	—	—	10,000	100	—	—	2,700	—	—	2,800
Cashless exercise of warrants at $0.28 per share	—	—	—	—	—	—	17,361	174	—	—	(174)	—	—	—
Cashless exercise of warrants at $0.65 per share	—	—	—	—	—	—	3,659	37	—	—	(37)	—	—	—
Cashless exercise of warrants at $0.85 per share	—	—	—	—	—	—	28,339	283	—	—	(283)	—	—	—
Cashless exercise of warrants at $0.90 per share	—	—	—	—	—	—	30,178	302	—	—	(302)	—	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $0.28 per share	—	—	—	—	—	—	365,498	3,655	—	—	98,867	—	—	102,522
Warrants exercised at $0.90 per share	—	—	—	—	—	—	50,000	500	—	—	44,500	—	—	45,000
Conversion of 8% Series I Preferred Stock for Class A Common Stock	(220)	(2)	—	—	—	—	2,200,000	22,000	—	—	(21,998)	—	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.037 per share	—	—	—	—	—	—	152,135	1,521	—	—	156,242	—	—	157,763
Cash dividends paid on 8% Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	(77,440)	—	—	(77,440)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,724,874	—	—	1,724,874

Balance as of December 31, 2009	—	$—	—	$—	—	$—	75,211,054	$752,110	38,232	$382	$345,423,668	$(348,036,115)	$—	$(1,859,955)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008, 2007

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(3,346,251)	$(20,549,214)	$(19,951,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259,210	395,253	355,884
Impairment of property and equipment	—	447,128	—
Compensation associated with issuance of stock options	1,724,874	2,105,941	1,969,271
Changes in assets and liabilities:
Increase (decrease) in deferred revenue	2,016,817	1,195,019	(115,034)
Increase in accounts receivable	(2,148,191)	(536,444)	(529,533)
(Increase) decrease in prepaid expenses	20,624	111,375	(132,507)
(Increase) decrease in other assets	6,664	(3,388)	(5,315)
Increase (decrease) in accounts payable and accrued expenses	(3,214,177)	4,402,514	217,971

Net cash used in operating activities	(4,680,430)	(12,431,816)	(18,190,814)

Cash flows from investing activities:
Acquisition of property and equipment	(88,007)	(232,512)	(618,672)

Net cash used in investing activities	(88,007)	(232,512)	(618,672)

Cash flows from financing activities:
Payments on capital lease obligation	(63,537)	(26,898)	—
Net proceeds from issuance of preferred stock	—	2,688,372	—
Net proceeds from issuance of common stock	5,494,780	7,011,013	14,229,331
Proceeds from employee options under stock plans	260,285	229,428	328,432
Proceeds from exercise of warrants	102,800	—	—
Payment of dividends on preferred stock	(77,440)	—	—
Payment in lieu of fractional shares in reverse stock split	—	(54)	(241)

Net cash provided by financing activities	5,716,888	9,901,861	14,557,522

Net increase (decrease) in cash and cash equivalents	948,451	(2,762,467)	(4,251,964)
Cash and cash equivalents at beginning of year	951,563	3,714,030	7,965,994

Cash and cash equivalents at end of year	$1,900,014	$951,563	$3,714,030

Supplemental cash flow information:
Non-cash financing activities:
Conversion of 8% Series K Preferred Stock into Class A Common Stock	$45,600	$—	$—

Conversion of Series J Preferred Stock into Class A Common Stock	$9,100	$—	$—

Conversion of 8% Series I Preferred Stock into Class A Common Stock	$22,000	$—	$—

Capital lease obligation on property and equipment	$—	$335,797	$—

Cash paid during the year for:
Interest	$21,384	$10,415	$—

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

(2) Liquidity

        The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2009, has an accumulated deficit of $348,036,115. Wave may incur an operating loss for the calendar year of 2010. As of December 31, 2009, Wave had negative working capital of $2,046,998.

        Wave has begun market introduction of its security and other software products and has signed initial distribution contracts for these applications. However, due to the early stage nature of this market, Wave may not generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the year ending December 31, 2010.

        Because Wave may not have sufficient cash to fund operations for the year ending December 31, 2010; and given the uncertainties described above with respect to Wave's revenue outlook for 2010, Wave has been and may continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2010. These activities included the filing of a $25,000,000 S-3 shelf registration with the SEC on April 18, 2008, which was declared effective on June 23, 2008; and the subsequent sales of shares of preferred and common stock pursuant to this shelf registration statement during 2009 (See footnotes 7 and 8). There remains approximately $9,500,000 in gross proceeds available under the April 18, 2008 shelf registration statement, which may be used for future financings although there can be no assurances that future financings will be attainable.

        Wave may be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve months ending December 31, 2010. Based upon the available cash currently on hand, if Wave meets its current revenue and expenditure forecast for the year ending December 31, 2010 (both of which are uncertain), Wave would have enough liquid assets to continue operating through December 31, 2010.

        If Wave is not successful in executing its business plan, it may be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to its current cash position, capital needs over the next year and beyond, and the uncertainty as to whether it will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave's ability to continue as a going concern.

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

(b)   Use of Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, depreciation and amortization, revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, software development, contingencies and share based compensation. Actual results could differ from those estimates.

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

(d)   Cash and Cash Equivalents

        Wave considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are custodial with one major financial institution.

(e)   Accounts Receivable and Allowance For Doubtful Accounts

        Included in accounts receivable at December 31, 2009 and 2008 are amounts unbilled totaling $73,120 and $239,799, respectively.

        The determination of the allowance for doubtful accounts is based on management's estimate of uncollectible accounts receivable. Management records specific reserves for receivable balances that are considered high risk due to known facts regarding the customer. Allowance for doubtful accounts amounted to $-0- and $16,364 at December 31, 2009 and 2008, respectively.

(f)    Concentrations of Credit Risks

        Sales to Wave's largest customer in 2009, 2008 and 2007, Dell, Inc., were approximately 81%, 80%, and 71% of revenue, respectively. Accounts receivable at December 31, 2009, 2008 and 2007 included receivables from Dell, Inc. and it affiliates of $3,317,548, $1,054,368 and $652,572, respectively.

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

(h)   Income Taxes

        Effective January 1, 2007, Wave adopted ASC 740, "Accounting for Uncertainty in Income Taxes", formerly FASB Interpretation No. 48. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. The adoption of ASC 740 did not result in a cumulative adjustment to Wave's accumulated earnings. Wave classifies any interest and penalties related to income taxes as components of the income tax provision.

        Wave accounts for income taxes under the asset and liability method. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2009 and 2008, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

(i)    Share-based Payments

        We account for share-based payment awards in accordance with the provisions of FASB ASC 718, "Compensation—Stock Compensation" (formerly SFAS No. 123 (revised 2004), Share-Based Payment), which requires us to recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases").

        Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and has been reduced for estimated forfeitures. We value stock-based payment awards at grant date using the Black-Scholes option-pricing model ("Black-Scholes model"). Our determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

(j)    Research and Development and Software Development Costs

        Research and development costs are expensed as incurred. Software development costs are accounted for pursuant to ASC 985-20, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires software development costs for products that have

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

achieved commercial marketability to be capitalized subsequent to the establishment of a product's technological feasibility and prior to general release of the product. Wave did not capitalize any software development costs for 2009 or 2008 since all products in development have not had sufficient testing to determine commercial viability or acceptance by a particular customer such that they could be categorized as technologically feasible. Amortization of capitalized software costs for the years ended December 31, 2009, 2008 and 2007 was $-0-, $-0- and $69,733, respectively.

(k)   Loss Per Share

        Basic net loss per common share has been calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders is calculated by adding the accretion of the beneficial conversion feature on convertible preferred stock to the net loss. Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive. Dilutive potential common shares consist primarily of employee stock options and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share had their effect not been anti-dilutive for each of the years ended December 31, 2009, 2008 and 2007 were approximately 2,961,000 shares, 546,000 shares and 175,000 shares, respectively. Employee stock options and other stock warrants to purchase approximately 17,575,000, 10,238,000 and 6,446,000 shares were outstanding for the years ended December 31, 2009, 2008 and 2007 respectively, but are not included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave's common shares and, therefore, their effect would have been anti-dilutive.

(l)    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Wave reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASU") 360, "Property, Plant and Equipment" (formerly Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and ASC 985-20, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed,", respectively. Wave is required to assess the recoverability of long-lived assets and capitalized software development costs whenever events and circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of use of the acquired assets or the strategy of the overall business;

  •
  significant negative industry or economic trends; and

  •
  significant decline in the stock price for a sustained period.

        In accordance with ASU 360, when Wave determines that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

indicators of impairment, they evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, Wave would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. Wave would determine the fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in their current business model. In accordance with ASC 985-20, when Wave determines that the carrying value of capitalized software development costs may not be recoverable, they evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. Changes in judgments on any of these factors could impact the value of the asset being evaluated.

(m)  Revenue Recognition

        Wave's business model targets revenues from various sources including: licensing of EMBASSY Trust Suite, eTMS software products and development contracts. Many of these sales arrangements include multiple-elements, and/or required significant modification or customization of Wave's software.

        Wave recognizes revenue pursuant to generally accepted accounting principles or GAAP, in accordance with Accounting Standards Codification, or ASC, Topic 985-605, Software Revenue Recognition, or ASC 985-605 as amended. Generally, Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Wave reduces revenue for estimated customer returns, rotations and sales rebates, as applicable, when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. Revenue from software license agreements that have significant customizations and modification of the software product is deferred and recognized in a manner that approximates the percentage of completion method. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.

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

        Cost of sales—licensing includes customer support, share-based compensation expense in accordance with ASC 718 and amortization of software and development costs. In order to enhance the comparability of its results of operations with other security software providers in the industry, Wave has reclassified cost of sales to a component of operating expenses. As a result, a gross profit analysis is not presented.

(n)   Accounting for Warrants Containing Cash Settlement Provisions

        Wave follows the guidance under ASC 480-10, formerly EITF 00-19, to account for derivative financial instruments indexed to, and settled in our own stock. These would include financial instruments such as options or warrants to purchase Wave stock, but does not include employee stock options. ASC 480-10 requires that freestanding financial instruments of this nature be classified as an asset or liability at fair value, in the event that the contract underlying any such financial instruments includes a net cash settlement provision. In addition, ASC 480-10 requires any such asset or liability to be marked to market at the end of each period, with any resulting difference in fair value to be recorded as income or loss, through the company's statement of operations, depending upon whether the difference results in a gain or loss.

(o)   Recent Accounting Pronouncements

        In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

        In May 2009, the FASB issued FASB ASC 855, Subsequent Events ("ASC 855") (formerly referenced as SFAS No. 165, Subsequent Events), which establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the company's second quarter 2009, and did not have an impact on our financial position or results of operations. We evaluated all events or transactions that occurred after December 31, 2009 up through March 16, 2010, the date our financials were issued. During this period, we did not have any material recognizable subsequent events.

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

(4) Related Party Transactions

        In March 2003, Mr. Peter Sprague, who is the former Chairman of Wave, was appointed Chairman and Chief Executive Officer of Wavexpress. Mr. Sprague was paid $129,000 for each of the years ended December 31, 2009, 2008 and 2007, respectively in salary as an officer of Wavexpress. Mr. Peter Sprague is the father of Wave's President and Chief Executive Officer, Steven Sprague.

        On August 1, 1997, Michael Sprague became an employee of Wave and was paid a salary of $175,000, $175,000 and $187,500 for the years ended December 31, 2009, 2008 and 2007, respectively. Michael Sprague is the brother of Steven Sprague and the son of Wave's former Chairman, Peter Sprague.

(5) Property and Equipment

        Property and equipment as of December 31 consisted of the following:

	2009	2008
Computer equipment	$2,588,084	$2,521,987
Furniture, fixtures and improvements	218,151	218,151
Computer software	2,446,801	2,429,955

	5,253,036	5,170,093
Less: Accumulated depreciation and amortization	5,015,799	4,761,653

Total	$237,237	$408,440

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Property and Equipment (Continued)

        Depreciation and amortization expense on property and equipment amounted to approximately $259,000, $395,000 and $356,000 for the years ended December 31, 2009, 2008, 2007, respectively.

(6) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses as of December 31 consisted of the following:

	2009	2008
Accounts payable	$1,382,511	$4,513,954
Accrued payroll and related costs	2,190,037	1,945,735
Accrued consulting and professional fees	321,939	589,202
State & local taxes payable	186,468	225,798
Other accrued expenses	360,702	381,145

Total accounts payable and accrued expenses	$4,441,657	$7,655,834

(7) Preferred Stock

        Wave has authorized the issuance of 2,000 shares of convertible preferred stock having a par value of $.01 per share. At December 31, 2009 -0- shares of convertible preferred stock are issued and outstanding. At December 31, 2008, a total of 767 shares of convertible preferred stock were issued and outstanding—220 shares of 8% Series I Convertible Preferred Stock, 91 shares of Series J Convertible Preferred Stock and 456 shares of 8% Series K Convertible Preferred Stock.

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

        On February 5, 2009, all 456 shares of the Series K Preferred Stock automatically converted into 4,560,000 shares of Class A Common Stock, as the average of the closing bid prices for the fifteen-day trading period ending February 5, 2009 was $0.706, exceeding the bid price target of $0.70 per share. Each share of Series K Preferred Stock issued in connection with the offering was convertible into 10,000 shares of Class A Common Stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equaled or exceeded $0.70.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Preferred Stock (Continued)

        On liquidation/dissolution, the Series K Preferred Stock would have ranked (a) pari passu with the Series J Convertible Preferred Stock of the Company and with any other series of preferred stock that may hereafter be designated by the board of directors as pari passu with the Series K Preferred Stock and (b) senior to the common stock and the Series I Convertible Preferred Stock of the Company and to any other series of preferred stock that may hereafter be designated by the board of directors as junior to the Series K Preferred Stock. The Series K Preferred Stock would have ranked junior on liquidation/dissolution to any series of preferred stock that may hereafter be designated by the board of directors as senior to the Series K Preferred Stock. The liquidation value of each share of Series K Preferred Stock would have been $2,800, plus all accrued dividends thereon. Dividends on the Series K Preferred Stock accrued on the initial liquidation preference amount of each share at an annual rate of 8%. Dividends were payable every six months out of any assets legally available to pay dividends when declared by Wave, or upon liquidation or conversion of the Series K Preferred Stock. Accrued dividends in connection with Series K Preferred Stock for the year ended December 31, 2008 were not material and were cancelled upon the automatic conversion of the Series K Preferred Stock on February 5, 2009. The shares subscribed to on December 24, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        Pursuant to the Series K Convertible Preferred Stock Purchase Agreement (the "Series K Purchase Agreement"), each share of the Series K Preferred Stock issued in connection with this offering was convertible into 10,000 shares of Class A Common Stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $0.70. The Series K Preferred Stock was convertible into 4,560,000 shares of Wave's Class A Common Stock at a conversion price of $0.28 per share. The excess of the estimated aggregate fair value of the Series K Preferred Stock upon conversion over the proceeds of the Series K Preferred Stock has been calculated as follows:

Shares of converted Class A Common Stock	4,560,000
Closing price on December 24, 2008	$0.35

Aggregate fair value upon conversion	$1,596,000
Gross proceeds of Series K Preferred Stock	1,276,800

Excess fair value upon conversion	$319,200

        As part of the transaction, Wave issued to the investors and SRA warrants to purchase shares of Class A Common Stock, with an initial exercise price of $0.28 per share and a three (3) year life (the "Series K Warrants" and, together with Series K Preferred Stock, the "Series K Securities"). The Series K Warrants are exercisable for a total of 1,413,600 shares of Class A Common Stock beginning on the date of initial issuance. If exercised in full, the Series K Warrants would generate proceeds of up to an additional $395,808, at the exercise price. On August 12, 2009, Wave received gross proceeds of $2,800, in connection with the issuance of 10,000 shares of Class A Common Stock upon the exercise of a warrant that was granted to an investor as part of this financing. Additionally, 17,361 shares of Class A Common Stock were issued to the placement agent during 2009 upon the cashless exercise of a warrant that was granted to the placement agent as part of this financing.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Preferred Stock (Continued)

        In connection with the issuance of the Series K Securities, a beneficial conversion feature arises from the fact that the holders of the Series K Preferred Stock are able to acquire common stock of the Company at an effective conversion price that is less than the fair value as of the issuance date of December 24, 2008. Wave recorded a beneficial conversion feature discount of $501,600 in the quarter ended December 31, 2008. In addition, $233,585 was allocated to the Series K Warrants as an additional discount to the Series K Preferred Stock. After allocating $101,608 of commissions and fees on the Series K Preferred Stock, the remaining gross proceeds of $440,007 were allocated to the preferred stock. Wave followed ASC 505-10, formerly EITF 98-5 and EITF 00-27, in determining the beneficial conversion feature, whereby the proceeds were first allocated to the Series K Preferred Stock and the Series K warrants on a relative fair value basis. Wave utilized the Black-Scholes-Merton option pricing model to calculate the fair value of the Series K Warrants with the following assumptions:

Expected Life in years	3
Interest rate	1.1%
Volatility	89.2%
Dividend yield	0%

        The fair value of the Series K Preferred Stock was calculated as the number of shares of Class A Common Stock that the Series K Preferred Stock is convertible into, multiplied by the closing price of Wave's Class A Common Stock on NASDAQ on the closing date of this financing. The value of the beneficial conversion feature was calculated by multiplying the number of shares of Class A Common Stock that the Series K Preferred Stock was convertible into by the intrinsic value per share. The beneficial conversion feature discount was accreted on the closing date of the financing, as the Series K Preferred Stock was immediately convertible at the election of the holder thereof at any time.

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

        Prior to the automatic conversion on June 9, 2009, certain purchasers elected to convert 12 shares of the Series J Preferred Stock into 120,000 shares of Class A Common Stock. On June 9, 2009, all 79 remaining outstanding shares of the Series J Preferred Stock automatically converted into 790,000 shares of Class A Common Stock, as the average of the closing bid prices for the fifteen-day trading period ending June 9, 2009 was $1.001, exceeding the bid price target of $1.00 per share. Each share of Series J Preferred Stock issued in connection with the offering was convertible into 10,000 shares of Class A Common Stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equaled or exceeded $1.00.

        On liquidation/dissolution, the Series J Preferred Stock would have ranked senior to the common stock, to the Series I Convertible Preferred Stock and to any other series of preferred stock that may hereafter be designated by the board of directors as junior to the Series J Preferred Stock. The liquidation value of each share of Series J Preferred Stock was $4,000. The shares subscribed to on October 30, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        Pursuant to the Series J Convertible Preferred Stock Purchase Agreement (the "Series J Purchase Agreement"), each share of the Series J Preferred Stock issued in connection with this offering was convertible into 10,000 shares of Class A Common Stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equals or exceeds $1.00. The Series J Preferred Stock was convertible into 1,110,000 shares of Wave's Class A Common Stock at a conversion price of $0.65 per share. The excess of the proceeds of the Series J Preferred Stock over the estimated aggregate fair value of the Series J Preferred Stock upon conversion has been calculated as follows:

Shares of converted Class A Common Stock	1,110,000
Closing price on October 30, 2008	$0.41

Aggregate fair value upon conversion	$455,100
Gross proceeds of Series J Preferred Stock	721,500

Excess gross proceeds upon conversion	$(266,400)

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

        In connection with the issuance of the Series J Securities, a beneficial conversion feature arises from the fact that the holders of the Series J Preferred Stock are able to acquire common stock of the Company at an effective conversion price that is less than the fair value as of the issuance date of October 30, 2008. Wave recorded a beneficial conversion feature discount of $155,400 in the quarter ended December 31, 2008. In addition, $438,681 was allocated to the Series J Warrants as an additional discount to the Series J Preferred Stock. After allocating $68,290 of commissions and fees on the Series J Preferred Stock, the remaining gross proceeds of $59,129 were allocated to the preferred stock. Wave followed ASC 505-10 in determining the beneficial conversion feature, whereby the proceeds were first allocated to the Series J Preferred Stock and the Series J warrants on a relative fair value basis. Wave utilized the Black-Scholes-Merton option pricing model to calculate the fair value of the Series J Warrants with the following assumptions:

Expected Life in years (investor/SRA)	5/3
Interest rate (investor/SRA)	2.8%/1.8%
Volatility	89.2%
Dividend yield	0%

        The fair value of the Series J Preferred Stock was calculated as the number of shares of Class A Common Stock that the Series J Preferred Stock is convertible into, multiplied by the closing price of Wave's Class A Common Stock on NASDAQ on the closing date of this financing. The value of the beneficial conversion feature was calculated by multiplying the number of shares of Class A Common Stock that the Series J Preferred Stock was convertible into by the intrinsic value per share. The beneficial conversion feature discount was accreted on the closing date of the financing, as the Series J Preferred Stock was immediately convertible at the election of the holder thereof at any time.

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

        On November 20, 2009, all of the shares issued in connection with these offerings automatically converted into Class A Common Stock as the average of the closing bid prices for the fifteen-day trading period ending November 20, 2009 was $1.110, exceeding the bid price target of $1.10 per share. Each share of Series I Preferred Stock issued in connection with the offering was convertible into 10,000 shares of Class A Common Stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equaled or exceeded $1.10.

        On liquidation/dissolution, the Series I Preferred Stock would have ranked senior to the common stock and to any other series of preferred stock that may hereafter be designated by the board of directors as junior to the Series I Preferred Stock. Dividends accrued at 8% per annum, payable every six months in either cash or in shares of Wave common stock (at the Company's election) at a rate equal to $0.44 per share of Wave common stock. Wave paid $77,440 of dividends in cash during the year ended December 31, 2009. Dividend expense in connection with converted Series I Preferred Stock for year ended December 31, 2008 totaled $22,929. The shares subscribed to on September 29, 2008 and September 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

(8) Common Stock

        On August 12, 2009, Wave received gross proceeds of $2,800, in connection with the issuance of 10,000 shares of Class A Common Stock upon the exercise of a warrant that was granted to an investor as part of the December 24, 2008 Series K Preferred Stock financing. Additionally, during 2009, 17,361 shares of Class A Common Stock were issued to the placement agent upon the partial cashless exercise of a warrant that was granted to the placement agent as part of this financing.

        On July 21, 2009 Wave entered into subscription agreements with certain purchasers, pursuant to which Wave agreed to sell and issue 1,791,738 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $1,648,400. These shares were priced at $0.92 per share. Roth

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Common Stock (Continued)

Capital Partners ("Roth") entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering. Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 895,868 shares of Class A common stock at an exercise price of $1.155 per share. These warrants expire in January 2015. Wave realized net proceeds of approximately $1,489,000 after deducting the placement agent fees of $131,872 and additional legal and other fees associated with the issuance of these securities which totaled approximately $27,000. The shares sold on July 21, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On July 16, 2009, Wave entered into subscription agreements with certain purchasers, pursuant to which Wave agreed to sell and issue 3,448,042 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $3,172,199. These shares were priced at $0.92 per share. Roth entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering. Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 1,724,024 shares of Class A common stock at an exercise price of $1.155 per share. These warrants expire in January 2015. Wave realized net proceeds of approximately $2,687,000 after deducting the placement agent fees of $253,776 and additional legal and other fees associated with the issuance of these securities which totaled approximately $231,000. The shares sold on July 16, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On April 8, 2009, Wave entered into subscription agreements with certain purchasers, pursuant to which Wave agreed to sell and issue 1,881,136 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $1,034,625. These shares were priced at $0.55 per share. Securities Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 940,568 shares of Class A Common Stock at an exercise price of $0.55 per share. These warrants expire in April 2012. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,868 shares of Class A Common Stock at an exercise price of $0.55 per share. This warrant expires in April 2012. Wave realized net proceeds of approximately $942,500 after deducting the placement agent fees of $62,077 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. On July 21, 2009, Wave received gross proceeds of $6,875, in connection with the issuance of 12,500 shares of Class A Common Stock upon the exercise of a warrant that was granted to an investor as part of this financing. The shares sold on April 8, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Common Stock (Continued)

        On March 13, 2009, Wave entered into subscription agreements with certain purchasers, pursuant to which Wave agreed to sell and issue 785,000 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $431,750. These shares were priced at $0.55 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 392,500 shares of Class A Common Stock at an exercise price of $0.55 per share. These warrants expire in March 2012. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 47,100 shares of Class A Common Stock at an exercise price of $0.55 per share. This warrant expires in March 2012. Wave realized net proceeds of approximately $376,000 after deducting the placement agent fees of $25,905 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. On July 21, 2009, Wave received gross proceeds of $48,125, in connection with the issuance of 87,500 shares of Class A Common Stock upon the exercise of a warrant that was granted to an investor as part of this financing. The shares sold on March 13, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On August 11, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 1,368,333 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $821,000. These shares were priced at $0.60 per share. SRA entered into a placement agency agreement with Wave in which they acted as placement agent in connection with the offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also issued warrants to the purchasers to purchase up to 342,083 shares of Class A Common Stock at an exercise price of $0.65 per share. These warrants expire in August 2011. Wave also issued a warrant to SRA to purchase up to 82,100 shares of Class A Common Stock at an exercise price of $0.65 per share. This warrant expires in August 2011. Wave realized net proceeds of approximately $742,000 after deducting the placement agent fees of $49,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. During 2009, 3,659 shares of Class A Common Stock were issued to the placement agent upon the cashless exercise of a warrant that was granted to the placement agent as part of this financing. The shares subscribed to on August 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On June 30, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 1,880,500 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,598,425. These shares were priced at $0.85 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 470,125 shares of Class A Common Stock at an exercise price of $0.90 per share. These warrants expire in June 2011. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,830 shares of Class A Common Stock at an exercise price of $0.90 per share. This warrant expires in June 2011. Wave realized net proceeds, in early July, of approximately $1,467,000 after deducting the placement agent fees of $95,906 and additional legal and other fees associated with the issuance of these securities which totaled approximately $36,000. On November 20, 2009, Wave received gross proceeds of $45,000, in connection with the issuance of 50,000 shares of Class A Common Stock upon the exercise of a

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Common Stock (Continued)

warrant that was granted to an investor as part of this financing. Additionally, 30,178 shares of Class A Common Stock were issued to the placement agent upon the cashless exercise of the warrant that was granted to the placement agent as part of this financing. The shares subscribed to on June 30, 2008 were issued in early July and offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

        On May 23, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,151,250 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,721,000. These shares were priced at $0.80 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 537,812 shares of Class A Common Stock at an exercise price of $0.85 per share. These warrants expire in May 2011. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 129,075 shares of Class A Common Stock at an exercise price of $0.85 per share. This warrant expires in November 2009. Wave realized net proceeds of approximately $1,587,000 after deducting the placement agent fees of $103,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $31,000. During 2009, 28,339 shares of Class A Common Stock were issued to the placement agent upon the cashless exercise of a warrant that was granted to the placement agent as part of this financing. The shares sold on May 23, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

        On February 29, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 3,173,500 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $3,490,850. These shares were priced at $1.10 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 952,050 shares of Class A Common Stock at an exercise price of $1.15 per share. These warrants expire in February 2013. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 190,410 shares of Class A Common Stock at an exercise price of $1.33 per share. This warrant expires on February 28, 2010. Wave realized net proceeds of approximately $3,220,000 after deducting the placement agent fees of $209,451 and additional legal and other fees associated with the issuance of these securities which totaled approximately $61,000. The shares sold on February 29, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

        On May 24, 2007, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 7,317,073 shares of Class A Common Stock, par value $0.01 per share, to certain purchasers for an aggregate purchase price of $15,000,000. These shares were priced at $2.05 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 5.0% of the gross proceeds of this offering. Wave also agreed to issue a warrant to SRA to purchase up to 365,853 shares of Class A Common Stock at an exercise price of $2.58 per share. The Warrant expired on May 24, 2009. Wave realized net proceeds of approximately $14,229,331 after deducting the placement agent fees of $750,000 and additional legal and other fees associated with the issuance of these securities

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Common Stock (Continued)

which totaled $20,669. The shares sold on May 24, 2007 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

        On December 1, 2009, Wave issued 152,135 shares of Class A Common Stock to Wave employees for $1.037 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $157,763, from the issuance of these shares.

        On June 1, 2009, Wave issued 365,498 shares of Class A Common Stock to Wave employees for $0.28 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $102,522, from the issuance of these shares.

        On December 1, 2008, Wave issued 150,201 shares of Class A Common Stock to Wave and Wavexpress employees for $0.28 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $42,131, from the issuance of these shares.

        On June 1, 2008, Wave issued 209,857 shares of Class A Common Stock to Wave and Wavexpress employees for $0.89 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $187,297, from the issuance of these shares.

        On December 1, 2007, Wave issued 127,420 shares of Class A Common Stock to Wave and Wavexpress employees for $1.20 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $152,712, from the issuance of these shares.

        On June 1, 2007, Wave issued 91,746 shares of Class A Common Stock to Wave and Wavexpress employees for $1.83 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $167,665, from the issuance of these shares.

(9) Share-based Compensation

        In January 1994, Wave adopted the 1994 Employee Stock Option Plan (the "1994 Plan"). The total number of shares of Class A Common Stock reserved for issuance under the 1994 Plan, as amended is 14,000,000 shares. The 1994 Plan Expires on July 1, 2014. Under the 1994 Plan, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to Wave. Options granted under the plan generally vest over three years and expire ten years from the date of grant. In January 1994, Wave adopted the Non-Employee Directors Stock Option Plan (the "Directors' Plan"). The total number of shares of Class A Common Stock reserved for issuance under the Directors' Plan, as amended, is 1,000,000 shares. Under the Directors' Plan, as amended, each director who is not an employee of Wave receives an initial grant of options to purchase 12,000 shares of Class A Common Stock; and an additional annual grant to purchase 10,000 shares on the day immediately following each of the dates on which an incumbent director is reelected. The options granted to non-employee directors vest on the day following the grant and expire ten years from the date of grant. Under all of Wave's stock option plans, options are granted with exercise prices that approximate fair market value at the date of grant. All of Wave's stock option plans and amendments thereto have been approved by shareholder vote.

        In November 2004 Wave adopted the 2004 Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which a total of 2,000,000 shares of Wave's Class A Common Stock may be sold to eligible employees at a 15% discount from the market value of the shares. The Purchase Plan was approved by

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Share-based Compensation (Continued)

a vote of Wave's shareholders. Under the terms of the Purchase Plan, employees may elect to have withheld up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave's Class A Common Stock. Offering periods commence on June 1st and December 1st and are for a period of six months. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period.

        On January 1, 2006, Wave adopted the provisions and guidance under ASC Topic 718 "Compensation—Stock Compensation" ("ASC 718"), formerly SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the Securities and Exchange Commission issued S99-4, formerly Staff Accounting Bulletin No. 107, relating to ASC 718. The Company has applied the provisions of S99-4 in its adoption of ASC 718.

        ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. ASC 718 supersedes Wave's previous accounting under the former provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by the former SFAS No. 123, Wave measured compensation cost for options granted prior to January 1, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Accordingly, no accounting recognition was given to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

        Wave adopted ASC 718 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, Wave's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of ASC 718. Stock-based compensation expense recognized under ASC 718 for the years ended December 31, 2009, 2008 and 2007 was $1,724,874, $2,105,941 and $1,969,271, respectively. ASC 718 requires that the classification of the cost of share based compensation, in the statement of operations, is consistent with the nature of the services being rendered in exchange for the share based payment.

        The following table summarizes the effect of share based compensation in Wave's statement of operations for the years ended December 31:

	2009	2008	2007
Cost of Sales	$49,038	$28,896	$19,247
Selling, General & Administrative	1,068,314	1,309,729	1,230,392
Research & Development	607,522	767,316	719,632

Total	$1,724,874	$2,105,941	$1,969,271

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

	2009		2008
	Stock Option Plans	Stock Purchase Plan	Stock Option Plans	Stock Purchase Plan
Expected Term (in years)	5 Years	6 Months	5 Years	6 Months
Risk-free Rate—range	1.75% - 2.75%	0.15% - 0.29%	2.34% - 3.33%	0.44% - 1.99%
Risk-free Rate—wt. avg.	1.83%	0.25%	2.81%	1.34%
Expected Volatility—range	75.2% - 78.1%	52.2% - 67.7%	83.7% - 97.9%	44.8% - 69.2%
Expected Volatility—wt. avg.	75.52%	63.18%	97.38%	54.97%
Dividend Yield	0%	0%	0%	0%

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

        The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. For Wave's stock option plans, it is based upon an analysis of the historical behavior of option holders during the period from January 1, 1999 to December 31, 2008. Management believes historical data is representative of future exercise behavior. For Wave's Employee Stock Purchase Plan, the expected term of six months, is the length of each purchase period, pursuant to the plan.

        As stock-based compensation expense recognized in the consolidated statement of operations pursuant to ASC 718 is based on awards ultimately expected to vest, expense for grants beginning upon adoption of ASC 718 on January 1, 2006 is reduced for estimated forfeitures. The estimated forfeiture rate used in the calculation of share-based compensation expense was approximately 19% for the year ended December 31, 2009, 2008 and 2007. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Share-based Compensation (Continued)

        A summary of option activity for all Wave option plans through December 31, 2009 follows:

	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of year	6,528,296	$6.24	6,916,478	$6.80	4,825,928	$8.97
Granted	3,242,900	0.82	932,300	1.67	2,313,667	2.15
Forfeited	(105,654)	1.27	(507,127)	2.00	(127,913)	2.31
Expired	(588,065)	9.74	(813,355)	8.42	(91,889)	10.25
Exercised	—		—		(3,315)	2.43

Balance at end of year	9,077,477	4.13	6,528,296	6.24	6,916,478	6.80

Exercisable at end of year	4,907,817	$6.70	4,311,378	$8.44	3,936,647	$10.33

Additional shares available for grant at end of year	4,593,175		3,970,837		3,933,187

        The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $0.51, $1.24 and $1.59, respectively.

        The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2009 were 6.7 and 4.9 years, respectively.

        As of December 31, 2009, unrecognized stock-based compensation related to stock options was approximately $996,000. At December 31, 2009, the weighted average period this cost is expected to be expensed is 2.0 years. The total fair value of shares that vested during the years ended December 31, 2009, 2008 and 2007 was approximately $1,682,000, $1,988,000 and $1,561,000, respectively.

        As of December 31, 2009, the intrinsic value of outstanding, vested and currently exercisable share options was approximately $594,000.

        The following table summarizes information about stock options outstanding under the Wave stock options plans as of December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $1.00	3,167,250	9.1	$0.81	120,529	$0.87
$1.01 - $2.00	2,540,449	7.4	1.85	1,665,231	1.88
$2.01 - $2.50	1,025,839	6.5	2.40	786,918	2.39
$2.51 - $3.00	349,517	3.5	2.97	340,717	2.98
$3.01 - $5.00	521,079	4.4	3.69	521,079	3.69
$5.01 - $10.00	677,437	3.1	5.65	677,437	5.65
$10.01 - $25.00	406,343	1.1	12.70	406,343	12.70
$25.01 - $112.50	389,563.2		40.62	389,563	40.62

	9,077,477	6.7	$4.13	4,907,817	$6.70

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

        Stock option activity during 2009, 2008 and 2007 is as follows:

	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at Beginning of year	624,663	$1.23	624,663	$1.23	637,163	$1.23
Granted	—	—	—	—	—	—
Canceled	(68,400)	—	—	—	(12,500)	1.20

Balance at end of year	556,263	1.23	624,663	1.23	624,663	1.23

Exercisable at end of year	556,263	$1.23	624,663	$1.23	624,663	$1.23

Additional shares available for grant at end of year	1,915,960		1,847,560		1,847,560

        No options were granted under the Wavexpress stock option plan during the years ended December 31, 2009, 2008 and 2007.

        The following table summarizes information about Wavexpress' stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.20	548,066	2.3	$1.20	548,066	$1.20
$3.00 - $4.50	8,197	0.6	3.37	8,197	3.37

$1.20 - $4.50	556,263	2.3	$1.23	556,263	$1.23

Employee Stock Purchase Plan

        In November 2004, the Board of Directors adopted the Wave Systems Corp. 2004 Employee Stock Purchase sold to eligible employees at a 15% discount from the market value of the shares. The Purchase Plan was ratified by a shareholder vote at Wave's 2005 annual shareholder meeting on

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Share-based Compensation (Continued)

May 23, 2005. Under the terms of the Purchase Plan, employees may elect to have withheld, up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave's Class A Common Stock. Offering periods commence on June 1st and December 1st and are for a period of six months. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. Approximately 30%, 22% and 34% of eligible employees participated in the Purchase Plan for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009 employees purchased 517,633 shares of Wave Class A Common Stock at an average share price of $0.50 per share, for an aggregate of $260,285 in proceeds to Wave. For the year ended December 31, 2008 employees purchased 360,058 shares of Wave Class A Common Stock at an average share price of $0.64 per share, for an aggregate of $229,428 in proceeds to Wave. For the year ended December 31, 2007 employees purchased 219,166 shares of Wave Class A Common Stock at an average share price of $1.46 per share, for an aggregate of $328,432 in proceeds to Wave.

(10) Warrants

        On July 21, 2009, Wave issued warrants to investors to purchase up to 895,868 shares of Class A Common Stock pursuant to which Wave sold and issued 1,791,738 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,648,400. The warrants are exercisable at an exercise price of $1.155 per share and expire on January 21, 2015. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $1,034,728, at the exercise price. All of the warrants granted in connection with the July 21, 2009 financing remain outstanding as of December 31, 2009.

        On July 16, 2009, Wave issued warrants to investors to purchase up to 1,724,024 shares of Class A Common Stock pursuant to which Wave sold and issued 3,448,042 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,172,199. The warrants are exercisable at an exercise price of $1.155 per share and expire on January 16, 2015. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $1,991,248, at the exercise price. All of the warrants granted in connection with the July 21, 2009 financing remain outstanding as of December 31, 2009.

        On April 8, 2009, Wave issued warrants to investors to purchase up to 940,568 shares of Class A Common Stock pursuant to which Wave sold and issued 1,881,136 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,034,625. The warrants are exercisable at an exercise price of $0.55 per share and expire on April 8, 2012. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $517,312, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 112,868 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.55 per share and expire on April 8, 2012. If exercised in full, the warrants granted to the placement agent may generate up to an additional $62,077, at the exercise price. On July 21, 2009, Wave received gross proceeds of $6,875, in connection with the issuance of 12,500 shares of Class A Common Stock upon the exercise of a warrant that was granted to an investor as part of this financing. All of the remaining warrants granted in connection with the April 8, 2009 financing are outstanding as of December 31, 2009.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Warrants (Continued)

        On March 13, 2009, Wave issued warrants to investors to purchase up to 392,500 shares of Class A Common Stock pursuant to which Wave sold and issued 785,000 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $431,750. The warrants are exercisable at an exercise price of $0.55 per share and expire on March 13, 2012. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $215,875, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 47,100 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.55 per share and expire on March 13, 2012. If exercised in full, the warrants granted to the placement agent may generate up to an additional $25,905, at the exercise price. On July 21, 2009, Wave received gross proceeds of $48,125, in connection with the issuance of 87,500 shares of Class A Common Stock upon the exercise of a warrant that was granted to an investor as part of this financing. All of the remaining warrants granted in connection with the March 13 2009 financing are outstanding as of December 31, 2009.

        On December 24, 2008, Wave issued warrants to investors to purchase up to 1,140,000 shares of Class A Common Stock pursuant to which Wave sold and issued 456 shares of 8% Series K Convertible Preferred Stock, par value $.01 per share for an aggregate purchase price of $1,276,800. The warrants are exercisable at an exercise price of $0.28 per share and expire on December 24, 2011. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $319,200, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 273,600 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.28 per share and expire on December 24, 2011. If exercised in full, the warrants granted to the placement agent may generate up to an additional $76,608, at the exercise price. On August 12, 2009, Wave received gross proceeds of $2,800, in connection with the issuance of 10,000 shares of Class A Common Stock upon the exercise of a warrant that was granted to an investor as part of this financing. Additionally, 17,361 shares of Class A Common Stock were issued to the placement agent upon the cashless exercise of a warrant that was granted to the placement agent as part of this financing. All of the remaining warrants granted in connection with the December 24, 2008 financing are outstanding as of December 31, 2009.

        On October 30, 2008, Wave issued warrants to investors to purchase up to 2,220,000 shares of Class A Common Stock pursuant to which Wave sold and issued 111 shares of Series J Convertible Preferred Stock, par value $.01 per share for an aggregate purchase price of $721,500. The warrants are exercisable at an exercise price of $0.40 per share and expire on October 30, 2013. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $888,000, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 66,600 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.40 per share and expire on October 30, 2011. If exercised in full, the warrants granted to the placement agent may generate up to an additional $26,640, at the exercise price. All of the warrants granted in connection with the October 30, 2008 financing remain outstanding as of December 31, 2009.

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

        On August 11, 2008, Wave issued warrants to investors to purchase up to 342,083 shares of Class A Common Stock pursuant to which Wave sold and issued 1,368,333 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $821,000. The warrants are exercisable at an exercise price of $0.65 per share and expire on August 11, 2011. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $222,354, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 82,100 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.65 per share and expire on February 11, 2010. If exercised in full, the warrants granted to the placement agent may generate up to an additional $53,365, at the exercise price. During 2009, 3,659 shares of Class A Common Stock were issued to the placement agent upon the cashless exercise of a warrant that was granted to the placement agent as part of this financing. All of the remaining warrants granted in connection with the August 11, 2008 financing are outstanding as of December 31, 2009.

        On June 30, 2008, Wave issued warrants to investors to purchase up to 470,125 shares of Class A Common Stock pursuant to which Wave sold and issued 1,880,500 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,598,425. The warrants are exercisable at an exercise price of $0.90 per share and expire on June 30, 2011. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $423,113, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 112,830 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.90 per share and expire on December 31, 2009. If exercised in full, the warrants granted to the placement agent may generate up to an additional $101,547, at the exercise price. On November 20, 2009, Wave received gross proceeds of $45,000, in connection with the issuance of 50,000 shares of Class A Common Stock upon the exercise of a warrant that was granted to an investor as part of this financing. Additionally, 30,178 shares of Class A Common Stock were issued to the placement agent upon the cashless exercise of the warrant that was granted to the placement agent as part of this financing. All of the remaining warrants granted in connection with the June 30, 2008 financing are outstanding as of December 31, 2009.

        On May 23, 2008, Wave issued warrants to investors to purchase up to 537,812 shares of Class A Common Stock pursuant to which Wave sold and issued 2,151,250 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,721,000. The warrants are exercisable at an exercise price of $0.85 per share and expire on May 23, 2011. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $457,140, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 129,075 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.85 per share and expire on November 23, 2009. If exercised in full, the warrants granted to the placement agent may generate up to an additional $109,714, at the exercise price. During 2009, 28,339 shares of Class A Common Stock were issued to the placement agent upon the cashless exercise of a warrant that was granted to the placement agent as part of this financing. All of the remaining warrants granted in connection with the May 23, 2008 financing are outstanding as of December 31, 2009.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Warrants (Continued)

        On February 29, 2008, Wave issued warrants to investors to purchase up to 952,050 shares of Class A Common Stock pursuant to which Wave sold and issued 3,173,500 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,490,850. The warrants are exercisable at an exercise price of $1.15 per share and expire on February 29, 2013. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $1,094,858, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 190,410 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $1.33 per share and expire on February 29, 2010. If exercised in full, the warrants granted to the placement agent may generate up to an additional $253,245, at the exercise price. All of the warrants granted in connection with the February 29, 2008 financing remain outstanding as of December 31, 2009.

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

        On May 24, 2007, Wave issued to a placement agent warrants to purchase up to 365,853 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 7,317,073 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $15,000,000. The warrants were exercisable at an exercise price of $2.58 per share and expired unexercised on May 24, 2009.

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

        A summary of warrants outstanding at December 31, 2009, follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.25 - $0.50	3,769,928	3.0	$0.36	3,769,928	$0.36
$0.51 - $1.00	2,768,318	1.8	$0.68	2,768,318	$0.68
$1.01 - $2.00	3,767,352	4.3	$1.16	3,767,352	$1.16
$2.01 - $4.35	14,788	3.2	$3.38	14,788	$3.38

	10,320,386	3.2	$0.74	10,320,386	$0.74

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

        On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide "download and play" services. As of December 31, 2008, the New York, NY facility was closed. The engineering staff was terminated. A small engineering and management staff remain in place at the Cupertino, CA office in order to support efforts to license or sell the Wavexpress technology to third parties. An impairment charge of $447,128 was recorded to reflect the write-off of impaired assets, consisting primarily of computer equipment, including equipment collateralizing a capital lease obligation (see note 12).

        Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share. Through December 31, 2009, Wave has funded Wavexpress with approximately $46,921,000 in cash, plus approximately $29,866,000 in accrued interest. Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share. These amounts are eliminated in consolidation.

        As of December 31, 2009, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis). None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress' balance sheet and operating results in its consolidated financial statements. Wavexpress has incurred net operating losses of approximately $631,000, $4.1 million and $2.9 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Commitments and Contingencies

Operating Leases

        Summarized below is a listing of properties leased by Wave pursuant to non-cancelable operating leases. Wave's principal research and development activities are conducted at the Princeton and Cupertino facilities.

Location	Annual Lease Cost	Lease Expiration Date
Lee, MA	$144,545	Jan. 2011
Princeton, NJ	68,320	Dec. 2014
Cupertino, CA	528,953	Feb. 2013
Orvault, France	13,563	Feb. 2012

Total	$755,381

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2009 are as follows:

2010	$755,381
2011	640,329
2012	632,766
2013	188,219
Thereafter	100,942

Total minimum lease payments	$2,317,637

        Rent expense for the years ended December 31, 2009, 2008, 2007 amounted to approximately $907,000, $1,134,000 and $916,000, respectively.

Capital Leases

        Wave has a capitalized lease obligation for computer equipment due July 2013 of $245,362 and $308,899 as of December 31, 2009 and 2008, respectively. The interest rate is 7.7% per annum. This lease obligation is collateralized by the related assets with a net book value of $-0- as of December 31, 2009 reflecting an impairment charge due to the suspension of Wavexpress' TVTonic consumer media services (see note 11).

        Future minimum lease payments under this non-cancelable capital lease as of December 31, 2009 are as follows:

2010	$78,529
2011	78,529
2012	78,529
2013	45,808

Total minimum lease payments	281,395
Less: Amount representing interest	(36,033)

Balance at December 31, 2009	$245,362

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

(13) Income Taxes

        The Company did not provide for any income tax expense or (benefit) for the years ending December 31, 2009, 2008 and 2007.

        The following table summarizes the significant differences between the United States federal statutory tax rate and the Company's effective tax rate for financial statement reporting purposes:

	2009	2008	2007
Statutory tax rate	34%	34%	34%
Stock-based compensation on ISO's	(18)	(3)	(3)
BCF on Preferred Stock	(0)	(1)	(0)
Change in valuation allowance	(16)	(30)	(31)

Total	—%	—%	—%

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating and capital loss carryforwards	$99,472,000	$105,624,154
Accrued expenses	720,000	940,000
Intangibles	303,000	365,000
Reserves	921,000	945,000
Depreciation	382,000	458,000

Total gross deferred tax assets	101,798,000	108,332,154
Less valuation allowance	(101,798,000)	(108,332,154)

Net deferred tax asset	$—	$—

        The valuation allowance decrease by approximately $6.5 million during the year ended December 31, 2009 and increased by approximately $0.4 million during the year ended December 31, 2008.

        Management has concluded that it is more likely than not that Wave will not have sufficient taxable income of an appropriate character within the carryback and carryforward periods permitted by current law to allow for the utilization of the deferred tax assets and, therefore, a valuation allowance has been established against the deferred tax assets of $101,798,000 as of December 31, 2009. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2009 will be allocated as follows: $101,068,000 to continuing operations and $730,000 to additional paid-in capital for amounts attributable to exercise of employee stock options.

        Wave has federal and state net operating loss carryforwards of approximately $286.3 million, which expire beginning in 2010 through 2029. Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave's net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period. Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.

        The Company adopted the provisions of ASC 740-10, formerly FIN 48, effective January 1, 2007. The adoption did not result in an adjustment to retained earnings due to the Company's full valuation allowance against its net deferred tax asset.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits:

	2009	2008	2007
Balance at beginning of year	$11,353,354	$9,428,187	$7,123,302
Increases related to current year tax positions	0	1,925,167	2,304,885
Decreases related to prior year tax positions	(6,187,819)	0	0

Balance at end of year	$5,165,535	$11,353,354	$9,428,187

        The unrecognized tax benefits, if recognized, would not affect the Company's effective tax rate because the Company has recorded a full valuation allowance against its net deferred tax assets. The decreases related to prior year tax positions are attributable to amendment to tax deductions previously taken on the Company's tax returns.

        The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files United States Federal and state income tax returns. In general, the statute of limitations with respect to the Company's United States Federal income taxes has expired for years prior to 2006, and the relevant state statutes vary. However, preceding years remain open to examination by United States Federal and state taxing authorities to the extent of future utilization of net operating losses and capital losses generated in each preceding year. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2010. As described above, utilization of the Company's loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code. Any limitation may result in expiration of a portion of the net operating and capital loss carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under ASC 740-10.

(14) Defined Contribution Plan

        Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2009, 2008 or 2007.

(15) Disclosures about the Fair Value of Financial Instruments

Cash and Cash Equivalents, Prepaid Expenses and Other Receivables, Accounts Payable and Accrued Expenses

        The carrying amounts of these instruments approximate fair value because of their short maturities.

        As of December 31, 2009, Wave's financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments. Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $1,702,000 at December 31, 2009) within cash and cash equivalents on the consolidated balance sheet

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Disclosures about the Fair Value of Financial Instruments (Continued)

using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(16) Segment Reporting

        Wave's products include the Wave EMBASSY® digital security products and services ("EMBASSY®") and Wavexpress broadband media distribution products and services. These products and services constitute Wave's reportable segments under ASC 280-10, formerly SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Net losses for reportable segments exclude interest income and other income. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave's Chief Financial Officer.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Segment Reporting (Continued)

        The following sets forth reportable segment data:

	For the years ended December 31,
	2009	2008	2007
Operating Revenues:
EMBASSY® digital security products and services	$18,888,879	$8,809,815	$6,306,960
Wavexpress broadband media distribution products and services	—	—	—

Total Operating Revenues	18,888,879	8,809,815	6,306,960
Net Loss:
EMBASSY® digital security products and services	(2,695,763)	(16,409,060)	(17,401,966)
Wavexpress broadband media distribution products and services	(631,022)	(4,130,582)	(2,883,877)

Total Segments Net Loss	(3,326,785)	(20,539,642)	(20,285,843)
Net interest income (expense)	(19,466)	(9,572)	334,292
Other income	—	—	—

Net Loss	$(3,346,251)	$(20,549,214)	$(19,951,551)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	259,210	309,642	317,311
Wavexpress broadband media distribution products and services	—	85,611	38,573

Total Depreciation and Amortization Expense	$259,210	$395,253	$355,884

Capital Expenditures:
EMBASSY® digital security products and services	88,007	132,789	500,042
Wavexpress broadband media distribution products and services	—	99,723	118,630

Total Capital Expenditures	$88,007	$232,512	$618,672

	As of
	December 31, 2009	December 31, 2008	December 31, 2007
Assets:
EMBASSY® digital security products and services	6,312,854	3,367,690	5,915,158
Wavexpress broadband media distribution products and services	15,071	62,084	122,698

Total Assets	$6,327,925	$3,429,774	$6,037,856

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Segment Reporting (Continued)

        The following table details Wave's sales by geographic area for the years ended December 31, 2009, 2008 and 2007. Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2009
EMBASSY® digital security products and services	$18,350,388	$5,440	$533,051	$18,888,879
Wavexpress broadband media distribution products and services	—	—	—	—

Total	$18,350,388	$5,440	$533,051	$18,888,879
% of Total	97%	0%	3%	100%
2008
EMBASSY® digital security products and services	$8,576,635	$57,018	$176,162	$8,809,815
Wavexpress broadband media distribution products and services	—	—	—	—

Total	$8,576,635	$57,018	$176,162	$8,809,815
% of Total	97%	1%	2%	100%
2007
EMBASSY® digital security products and services	$5,947,111	$225,444	$134,405	$6,306,960
Wavexpress broadband media distribution products and services	—	—	—	—

Total	5,947,111	225,444	134,405	6,306,960
% of Total	94%	4%	2%	100%

        Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

        Customers, by segment, from which Wave derived revenue in excess of 10% for the years ended December 31st are as follows:

		2009	2008	2007
Customer	Segment	Revenue
Dell, Inc.	EMBASSY®	$15,281,863	$7,048,920	$4,483,053
Broadcom	EMBASSY®	—	—	682,129

Total		$15,281,863	$7,048,920	$5,165,182
% of Total Revenue		81%	80%	81%

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Selected Quarterly Financial Data (unaudited)

	Quarter-ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenues	$5,213,252	$4,843,806	$4,797,640	$4,034,181
Loss from operations	(996,925)	(473,706)	(338,630)	(1,517,524)
Net loss	(1,000,551)	(478,716)	(343,752)	(1,523,232)
Net loss attributable to common shareholders	(1,000,551)	(478,716)	(343,752)	(1,523,232)
Net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

	Quarter-ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Revenues	$3,290,736	$1,834,707	$1,985,293	$1,699,079
Loss from operations	(3,269,102)	(5,598,310)	(5,643,265)	(6,028,965)
Net loss	(3,294,539)	(5,604,732)	(5,639,895)	(6,010,048)
Net loss attributable to common shareholders	(3,951,539)	(5,604,732)	(5,639,895)	(6,010,048)
Net loss per common share	$(0.07)	$(0.10)	$(0.10)	$(0.12)