Form 10-Q
period 2010-03-31
WAVE SYSTEMS CORP
filed 2010-05-10
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2010: 80,038,956 shares of Class A Common Stock and 38,232 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$5,145,556	$1,900,014
Accounts receivable, net of allowance for doubtful accounts of $-0- at March 31, 2010 and December 31, 2009	3,689,005	3,850,020
Prepaid expenses	271,678	207,343
Total current assets	9,106,239	5,957,377
Property and equipment, net	252,012	237,237
Other assets	127,382	133,311
Total Assets	9,485,633	6,327,925
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	4,214,018	4,441,657
Current portion of capital lease payable	63,051	61,857
Deferred revenue	3,258,138	3,500,861
Total current liabilities	7,535,207	8,004,375
Long-term portion of capital lease payable	167,287	183,505
Total liabilities	7,702,494	8,187,880
Stockholders’ Equity (Deficit):
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 79,465,628 shares issued and outstanding in 2010 and 75,211,054 in 2009	794,656	752,110
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 38,232 shares issued and outstanding in 2010 and 2009	382	382
Capital in excess of par value	349,788,391	345,423,668
Accumulated deficit	(348,800,290)	(348,036,115)
Total Stockholders’ Equity (Deficit)	1,783,139	(1,859,955)
Total Liabilities and Stockholders’ Equity (Deficit)	$9,485,633	$6,327,925

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,	March 31,
	2010	2009
Net revenues:
Licensing	$5,693,521	$3,730,896
Services	175,907	303,285
Total net revenues	5,869,428	4,034,181

Operating expenses:
Licensing – cost of sales	202,125	165,672
Services – cost of sales	149,535	182,388
Selling, general and administrative	4,090,126	3,378,522
Research and development	2,187,309	1,825,124
Total operating expenses	6,629,095	5,551,706
Operating loss	(759,667)	(1,517,525)
Other income (expense):
Net interest income (expense)	(4,508)	(5,708)

Net loss	$(764,175)	$(1,523,233)
Loss per common share – basic and diluted	$(0.01)	$(0.02)
Weighted average number of common shares outstanding during the period	77,186,505	61,868,589

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance as of December 31, 2009	75,211,054	$752,110	38,232	$382	$345,423,668	$(348,036,115)	$(1,859,955)
Net loss	—	—	—	—	—	(764,175)	(764,175)
Warrants exercised at $0.28 - $1.155 per share	3,254,700	32,547	—	—	2,927,116	—	2,959,663
Employee stock options exercised at $0.50 - $3.00 per share	580,217	5,802	—	—	868,641	—	874,443
Cashless exercise of warrants at $0.28 - $0.65 per share	419,657	4,197	—	—	(4,197)	—	—
Stock based compensation	—	—	—	—	573,163	—	573,163
Balance as of March 31, 2010	79,465,628	$794,656	38,232	$382	$349,788,391	$(348,800,290)	$1,783,139

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(764,175)	$(1,523,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,184	62,490
Compensation associated with issuance of stock options	573,163	422,041
Changes in assets and liabilities:
Decrease in accounts receivable	161,015	249,095
Increase in prepaid expenses	(64,335)	(3,680)
Decrease in other assets	5,929	10,335
Decrease in accounts payable and accrued expenses	(227,639)	(166,748)
Decrease in deferred revenue	(242,723)	(31,549)
Net cash used in operating activities	(490,581)	(981,249)

Cash flows from investing activities:
Acquisition of property and equipment	(82,959)	(15,569)
Net cash used in investing activities	(82,959)	(15,569)

Cash flows from financing activities:
Payments on capital lease obligation	(15,024)	(16,555)
Proceeds from exercise of warrants	2,959,663	—
Proceeds from employee stock option exercises	874,443	—
Net proceeds from issuance of common stock	—	375,846
Payment of dividends on preferred stock	—	(38,720)
Net cash provided by financing activities	3,819,082	320,571

Net increase (decrease) in cash and cash equivalents	3,245,542	(676,247)

Cash and cash equivalents at beginning of period	1,900,014	951,563

Cash and cash equivalents at end of period	$5,145,556	$275,316

Supplemental cash flow information:
Non-cash financing activities:
Conversion of 8% Series K Preferred stock into Class A Common stock	$—	$45,600
Cash paid during the period for:
Interest	$4,608	$5,817

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2010 and 2009

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of March 31, 2010 and December 31, 2009, and the results of its operations and cash flows for the three-month periods ended March 31, 2010 and 2009.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2009, included in its Form 10-K filed on March 16, 2010.  The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the operating results for the full year or any future periods.

The consolidated financial statements of Wave include the financial statements of Wave Systems Corp.; Wave Systems Holdings, Inc., a wholly-owned subsidiary; and Wavexpress, Inc., a majority-owned subsidiary.  All significant intercompany transactions have been eliminated.

1.     Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, software development and share based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A detailed description of the accounting policies deemed critical to the understanding of the consolidated financial statements is included in the notes to Wave’s audited financial statements for the year ended December 31, 2009, included in its Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.

2.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of March 31, 2010, had an accumulated deficit of $348,800,290.  We also expect Wave will incur an operating loss for the fiscal year 2010.  As of March 31, 2010, we had positive working capital of $1,571,032.

Due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated to fund its cash flow requirements for the twelve-months ending March 31, 2011.  Given the uncertainty with respect to Wave’s revenue forecast for the twelve-months ending March 31, 2011, Wave may be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the twelve-months ending March 31, 2011.  As of March 31, 2010, we had approximately $5.1 million of cash on hand and positive working capital of approximately $1.6 million.  Considering our current cash balance and Wave’s projected operating cash requirements, we project that we will have enough liquid assets to continue operating through March 31, 2011.  However, due to our current cash position, our capital needs over the next twelve months and beyond, the fact that we may require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

3.           Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the quarters ended March 31, 2010 and 2009, were approximately 10,230,000 shares and 1,843,000 shares, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 16,558,000 and 19,138,000 shares were outstanding for the quarters ended March 31, 2010 and 2009 respectively, but these shares were not included in the computation of diluted loss per share because the exercise price of these stock options and other stock warrants was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

4.     Wavexpress

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of March 31, 2010, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were $26,554 and $580,287 for the quarters ended March 31, 2010 and March 31, 2009, respectively.

On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service as it continues to explore opportunities to sell or license its technology to third parties that may provide “download and play” services.

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the prime rate of JP Morgan Chase Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through March 31, 2010, Wave has funded Wavexpress with approximately $46,940,000 in cash, plus approximately $30,917,000 in accrued interest.  Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

5. Recent Accounting Pronouncements

In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) Vendor specific objective evidence (“VSOE”) or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

6. Share-based Compensation

Wave recognized $573,163 and $422,041 of share-based compensation during the three-months ended March 31, 2010 and 2009, respectively.  During the three-months ended March 31, 2010, Wave granted 2,077,300 stock options at a weighted-average estimated fair value of $1.27.  During the three-months ended March 31, 2009, Wave granted 2,801,200 stock options at a weighted-average estimated fair value of $0.42.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month periods ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
Cost of Sales	$17,764	$20,155
Selling, General & Administrative	382,553	262,539
Research & Development	172,846	139,347
Total	$573,163	$422,041

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

8.     Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Wavexpress broadband media distribution products and services.  These products and services constitute Wave’s reportable segments under ASC 280-10, formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  Net losses for reportable segments exclude interest income and other income.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s Chief Financial Officer.

The following sets forth reportable segment data:

	Three-months ended March 31,
	2010	2009
Net Revenues:
EMBASSY® digital security products and services	$5,869,428	$4,034,181
Wavexpress broadband media distribution products and services	—	—
Total Net Revenues	5,869,428	4,034,181
Net Loss:
EMBASSY® digital security products and services	(737,721)	(943,051)
Wavexpress broadband media distribution products and services	(21,946)	(574,474)
Total Segments Net Loss	(759,667)	(1,517,525)
Net interest expense	(4,508)	(5,708)
Net Loss	(764,175)	(1,523,233)

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	68,184	62,490
Wavexpress broadband media distribution products and services	—	—
Total Depreciation and Amortization Expense	68,184	62,490
Capital Expenditures:
EMBASSY® digital security products and services	82,959	15,569
Wavexpress broadband media distribution products and services	—	—
Total Capital Expenditures	$82,959	$15,569

	March 31,	December 31,
Assets:	2010	2009
EMBASSY® digital security products and services	$9,471,462	$6,312,854
Wavexpress broadband media distribution products and services	14,171	15,071
Total Assets	$9,485,633	$6,327,925

The following table details Wave’s sales by geographic area for the three-month periods ended March 31, 2010 and 2009.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2010
EMBASSY® digital security products and services	$5,560,532	$200	$308,696	$5,869,428
Wavexpress broadband media distribution products and services	—	—	—	—
Total	5,560,532	200	308,696	5,869,428
% of Total Revenue	95%	0%	5%	100%
2009
EMBASSY® digital security products and services	$4,001,700	$200	$32,281	$4,034,181
Wavexpress broadband media distribution products and services	—	—	—	—
Total	4,001,700	200	32,281	4,034,181
% of Total Revenue	99%	0%	1%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three-month periods ended March 31st are as follows:

		2010	2009
Customer	Segment	Revenue

Dell, Inc.	EMBASSY®	$4,779,600	$3,327,545
% of Total Revenue		81%	82%

9.     Issuance of Common Stock

During the three-month period ended March 31, 2010, Wave received gross proceeds of $2,959,663 in connection with the issuance of 3,254,700 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave’s 2009 and 2008 financings.  The warrants were exercised at exercise prices ranging from $0.28 - $1.155 per share.

During the three-month period ended March 31, 2010, 419,657 shares of Class A Common Stock were issued to Security Research Associates upon the cashless exercises of warrants that were granted to this placement agent as part of Wave’s 2009 and 2008 financings.  The warrants were exercised at exercise prices ranging from $0.28 - $0.65 per share.

During the three-month period ended March 31, 2010, Wave received gross proceeds of $874,443 in connection with the issuance of 580,217 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at exercise prices ranging from $0.50 - $3.00 per share.

10.   Fair Value Measurement

As of March 31, 2010, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $5,078,600 at March 31, 2010) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

11.  Subsequent Event

On May 7, 2010, Wave entered into a patent purchase agreement with Antique Books, Inc. and Robert Thibadeau, an employee of Wave, (collectively, the “selling parties”), pursuant to which the selling parties agreed to assign, convey and transfer to Wave two patents for a total purchase price of $1,100,000.  Both patents concern the methods and systems for promoting security in a computer employing attached storage devices.

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements include, but are not limited to, statements regarding contingencies, future prospects, liquidity and capital expenditures herein under “Part I Financial Information—Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The words “may,” “would,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “intend” and similar expressions and variations thereof are intended to identify forward-looking statements.  Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond our ability to control.  Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and detailed in our other filings with the Commission during the past 12 months.  Wave assumes no duty to and does not undertake to update any forward-looking statements.

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

Since 2008, we have held a permanent seat on the TCG Board of Directors (the “TCG Board”), joining permanent members AMD, Fujitsu, HP, IBM, Infineon, Intel, Lenovo, Microsoft and Oracle.  Wave has also elevated its membership status to the highest level of TCG “Promoter.”  Permanent members of the TCG Board provide guidance to the organization’s work groups in the creation of the specifications to protect PCs and other computing devices from attacks and to help prevent data loss and theft.  Wave’s enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces.  Wave is eligible to serve on and chair the TCG Board, Work Groups and Special Committees; is able to submit revisions and addendum proposals for specifications with design guides; and may review and comment on design guides prior to their adoption.

One of the current TCG specifications recommends a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module (“TPM”) that contains protected storage and performs protected activities, including platform authentication, protected cryptographic processes and capabilities allowing for the attestation of the state of the platform which provides the first level of trust for the computing platform (a “Trusted Platform”).  The TPM is a hardware chip that is separate from the platform’s main CPU(s) that enables secure protection of files and other digital secrets, and performs critical security functions such as generating, storing and protecting “cryptographic keys,” which are secret codes used to decipher encrypted or coded data.  While TPMs provide the anchor for hardware security, known as the “root of trust”, trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services, such as key management and credential authentication.  Our products consist of a set of applications and services that are designed to bring functionality and user value to TPM-enabled devices.

Management has focused on entering into licensing contracts pursuant to which the original equipment manufacturer, or OEM, licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with eight separate OEM partners.  Revenue recognized on these contracts for the three-month periods ended March 31, 2010 and 2009 was approximately $4,729,000 and $3,456,000, respectively.

Management is focused on opportunities for Wave’s eSign Transaction Management Suite, also known as eTMS (“eTMS”), to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions.  Past enhancements to Wave’s eTMS product line have allowed for mortgage closing documents to be signed and notarized in a secure environment and the note then registered through the Mortgage Electronic Registry System (MERS®), a system for electronically tracking mortgage ownership and servicing rights.  By fully integrating with MERS®, eSign is helping its customers implement and provide secondary market liquidity for paperless mortgages.  In March, eSign announced a new SmartReporting Module, which expands the reporting capabilities of SmartSAFE.  Customers can access dashboards, canned reports and ad hoc reporting functions, as well as access and manage signing statistics, error logging and document vaulting.  We continue to pursue additional opportunities for the eTMS product line.

Our Products

Client-side Applications

The EMBASSY Trust Suite

The current version of our EMBASSY Trust Suite consists of a set of applications and services that is designed to bring functionality and user value to TPM-enabled products.  Designed to make the TPM easy for users to set up and use, the EMBASSY Trust Suite includes the EMBASSY Security Center (the “ESC”), Trusted Drive Manager (“TDM”), Document Manager (“DM”), Private Information Manager (“PIM”) and Key Transfer Manager (“KTM”).

The ESC enables the user to set up and configure the TPM platform.  In addition to the basic function of making the TPM operational, the ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management.

In January 2009, the TCG published the Opal Security Subsystem Class (SSC) specification — an industry standard that details storage specifications for another major trusted hardware component, the self-encrypting drive or SED.  SEDs are designed to provide advanced data protection technology and they differ from software-based full disk encryption in that encryption takes place in hardware, in a manner designed to provide a more robust security without slowing processing speeds.  Because the drives are factory-installed, the systems can be configured such that encryption is “always on,” for the protection of proprietary information.  The ESC software contains advanced lifecycle management tools for the SED.  Trusted Drive Manager is the software utilized for managing SEDs.  SEDs from Seagate (DriveTrustTM technology) and Samsung, which earlier this year unveiled the first solid-state SED using flash memory, come bundled with Wave’s client software EMBASSY® TDM, for pre-boot authentication and initialization of the drive.  The latest version of EMBASSY Trust Suite, including TDM, incorporates support for Seagate’s Momentus FDE 7200-RPM SED and Samsung’s SEDs (standard and solid-state versions) — both shipping on Dell’s E-Series notebook PCs.  In December 2008, Wave and Fujitsu Computer Products of America, Inc. showcased their SED solution at the Network World IT Roadmap Conference & Expo in San Francisco.  Fujitsu’s 2.5-inch High Definition Drive was the first technology that met the Opal Security Subsystem Class (SSC) specification.  The SSC specification gives vendors an industry standard for developing SEDs that secure data.  During 2009 Wave also worked with Toshiba and Hitachi to develop support for their self-encrypting drives which are based on the new TCG storage specifications.  Enterprises can select Wave’s EMBASSY® Remote Administration Server for the centralized administration and management of the drives, which are designed to provide detailed event logs for compliance reporting.

Data protection is also addressed by the DM, which is offered to provide document encryption, decryption and client-side storage of documents. The DM works with Microsoft Windows and Microsoft Office to secure documents against unauthorized users and hackers.  Wave’s software is Windows 7 and Vista ready, building upon the operating systems data protection feature sets and providing full-featured EMBASSY solutions for data protection and strong authentication.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $3.5 million for the twelve month period ending March 31, 2011.

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

Current planned development costs for this product group are expected to be approximately $4.3 million for the twelve-month period ending March 31, 2011.

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

EMBASSY Remote Administration Server (“ERAS”)

ERAS is a server product that is offered to provide centralized management and auditing of TPMs and SEDs.  ERAS is designed to give IT administrators the ability to deploy and remotely manage SED and TPM systems, including initialization, pre-boot authentication management, recovery, and repurposing of TPMs and SEDs.  ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and SED security settings and to allow IT administrators to assess the risk of whether a lost or compromised PC is adequately secure.  ERAS is designed to facilitate enterprise adoption of TPM and SED technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs.    Wave’s products currently support SED offerings from Fujitsu, Toshiba, Samsung, Hitachi, Seagate and others based on Opal SED specifications.

Current planned development costs for this product are expected to be approximately $1.6 million for the twelve-month period ending March 31, 2011.

Digital Signature and Electronic Document Management

Our eSign Transaction Management Suite, also known as eTMS, originally consisted of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartSignature Version 3.0 is a digital signature application that can connect signers and institutions — banks, insurance companies, enterprises, etc. — through a digital signature process.  Wave’s SmartSignature Server 4.02.02, a server-side electronic signature application, enables individuals to electronically sign and store virtually any format of document, while connected to a server, as opposed to the signing taking place on the client PC.  Wave’s SmartSigning Rooms Version 2.03 was designed to enhance the functionality of SmartSAFE enabling an organization to offer signers a secure virtual environment to review, annotate and electronically sign documents.  An enhancement to eTMS known as SmartClose has been designed to allow for mortgage closing documents to be signed and notarized in a secure environment.  The electronic note is then registered through the Mortgage Electronic Registry System, a system for electronically tracking mortgage ownership and servicing rights.  SmartClose also offers lenders protection against borrowers claiming not to have understood their debt obligation by requiring the borrower to electronically sign and initial key line items while providing audit capabilities for the entire transaction.  SmartClose has been designed to allow a lender to originate, sign, track, access, store and transfer electronic mortgages.  SmartSAFE is the core component of eTMS that provides the record retention of these electronically signed documents.

SmartSAFE meets the requirements of Federal Rule 901 which requires that the user demonstrate that electronic documents offered as evidence in a legal proceeding are authentic.

To increase the security associated with identity protection and digital signing credentials, Wave’s SmartSignature is designed for the support of TPMs.  SmartSAFE Version 5.0.3h is a web-based document management application where signed documents are archived and tracked.  SmartSAFE was designed to provide an easy to use environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  These products can allow a document to be executed, verified, accepted and filed in minutes at a lower cost compared to many traditional paper-based documentation methods.  SmartIdentity is an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology.  Wave plans to continue to allocate resources toward marketing and sales to promote these products.

Wave’s eTMS, in addition to supporting TPMs, is also being independently marketed in the insurance, mortgage, banking, government and other markets, offering digital and electronic signature solutions that are designed to comply with the Electronic Signatures in Global and National Commerce Act (“ESIGN”) and Uniform Electronic Transaction Act (“UETA”).  Through direct and reseller channels, many organizations have used eTMS functionality to automate paper processes. Some of the flagship organizations that are currently utilizing eTMS include: Ellie Mae, ala mode, DocuTech, SigniaDocs, Xerox Mortgage Services and Insurance Administrative Solutions.  Wave has focused on digital signature applications that can make effective use of the stronger security features provided by trusted computing platforms.

Current planned development costs for this product are expected to be approximately $350,000 for the twelve-month period ending March 31, 2011.

Broadband Media Distribution Services

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of March 31, 2010, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.

Our Market

Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications.  However, virus attacks and breaches of security have proven that software, on its own, is not capable of completely securing a network or platform.  Because of these persistent security concerns, we believe that there is a need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks.  The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices.  The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating a root of trust and a security environment which can be authenticated within the computer itself, will the information stored on the platform be adequately secure.  Wave is seeking to become a software, application and services leader in the hardware-based digital security and e-commerce products markets.  We believe Wave has been a pioneer in developing hardware-based computer security systems and that we are distinctively positioned to take advantage of our unique knowledge, significant technology assets and trusted computing intellectual properties.

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

R&D

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development.  We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications and eTMS products.  For the years ended December 31, 2009, 2008 and 2007, we spent approximately $7.8 million, $11.7 million and $10.6 million, respectively, on research and development activities. Planned development expenditures for the twelve month period ending March 31, 2011 are expected to be approximately $9.8 million.

Results of Operations

Three-Months Ended March 31, 2010 and 2009

Wave had net revenues of $5,869,428 and $4,034,181 for the three-months ended March 31, 2010 and 2009, respectively.  The increase in revenue was due primarily to an increase in licensing revenues.  Licensing revenues increased by $1,962,625 during the three months ended March 31, 2010 as compared to the same period in 2009.  This increase in licensing revenues was due primarily to (i) an increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $469,000 in revenue on a $1.9 million order received in late December 2009 through an OEM partner on behalf of its customer, a U.S.-based global automaker and (ii) higher per-unit royalty rates earned during the three-months ended March 31, 2010 as compared to the same period in 2009 as a majority of the TPMs shipped during the three-months ended March 31, 2010 were bundled with Wave’s latest version of its EMBASSY Trust Suite software — ETS 3.0.  Per Wave’s software license agreement with Dell, and as a result of added product enhancements, ETS 3.0 earns a higher per-unit royalty rate than the previous version of ETS.  Services revenue, consisting primarily of non-recurring government contracts, decreased by $127,378 during the three months ended March 31, 2010 as compared to the same period in 2009.  Revenue earned during the three-months ended March 31, 2009 included $748,640 from a time and materials contract awarded by the United States Department of Defense.  In October 2009 Wave was awarded an additional $1,600,000 fixed-price modification to this contract, of which $175,907 of revenue was recognized during the three months ended March 31, 2010.  The term of the project, as modified, is expected to be approximately seventeen months.  Under the contract, Wave provides consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

Cost of sales - licensing, consisting primarily of customer support and foreign tax withholdings, was $202,125, for the three-months ended March 31, 2010, compared to $165,672 for the same period in 2009.  The increase in costs of sales - licensing was due to an increase in customer support costs in connection with the increased license revenue during the three-months ended March 31, 2010 versus the comparable prior year period.  Cost of sales — services which consists primarily of non-recurring government time and materials costs, was $149,535, for the three-months ended March 31, 2010, compared to $182,388 for the same period in 2009.  The decrease in costs of sales - services was due to a decrease in services revenue, as noted above, during the three-months ended March 31, 2010 versus the comparable prior year period.

Selling, general and administrative (“SG&A”) expenses for the three-months ended March 31, 2010 were $4,090,126, as compared to $3,378,522 for the comparable period of 2009, an increase of approximately 21%.  The increase in SG&A expenses during the three-months ended March 31, 2010 was due primarily to (i) an increase in salaries and related benefits totaling approximately $627,000 and an increase of approximately $176,000 in travel expenses, supporting Wave’s growing customer base, offset by (ii) a decrease of approximately $211,000 in telephone, rent and utility expenses, as compared to the three-months ended March 31, 2009.  Included in the SG&A expenses listed above are Wavexpress’ selling, general and administrative expenses, which were $12,731 and $422,470 for the three-months ended March 31, 2010 and 2009, respectively.  The decrease in such expenses reflects the suspension of Wavexpress’ TVTonic consumer media service.

The activities supported by SG&A expenses include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.  Given the early stage nature of the markets for products that use our technology, we have expended and plan to continue to expend considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing products and markets for our technology.  We expect SG&A expenses to continue to increase in the near future reflecting our increased activities supported by SG&A expenses.  Actual SG&A expenditures may vary depending upon our future business needs.

Research and development expenses for the three-months ended March 31, 2010 were $2,187,309, as compared to $1,825,124 for the comparable period of 2009, an increase of 20%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $308,000, supporting Wave’s expanding number of OEM relationships, as compared to the three-months ended March 31, 2009.  In addition, professional fees, consisting primarily of outsourced engineering fees, increased approximately $81,000 for the three-months ended March 31, 2010 versus the comparable period of 2009.  Wavexpress’ research and development expenditures included in the above were $9,214 and $152,004 for the quarters ended March 31, 2010 and 2009, respectively.   The decrease in such expenses reflects the suspension of Wavexpress’ TVTonic consumer media service.

Interest income for the three-months ended March 31, 2010, was $100 as compared to $109 for the comparable period of 2009.  Interest expense consisted of interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $4,608 for the three-months ended March 31, 2010 as compared to $5,817 for the comparable period of 2009.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended March 31, 2010 was $764,175 as compared to $1,523,233 for the comparable period of 2009.

Liquidity and Capital Resources

Wave has incurred substantial operating losses since its inception, and as of March 31, 2010, has an accumulated deficit of $348,800,290.  We may also incur an operating loss for the fiscal year of 2010.  As of March 31, 2010, we had positive working capital of $1,571,032.

Sources and uses of cash

As of March 31, 2010, Wave had $5,145,556 in cash and cash equivalents.  As of December 31, 2009, Wave had $1,900,014 in cash and cash equivalents.  The increase in cash and cash equivalents of $3,245,542 resulted from $3,819,082 generated through financing activities, primarily from the exercise of investor stock warrants and employee stock options partially offset by (i) $490,581 used in operating activities and (ii) $82,959 used in investing activities for the acquisition of capital assets.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending March 31, 2011 will be approximately $25,250,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of $5,145,556 as of March 31, 2010

•                  cash generated from sales and licensing of products

•                  additional financings

Given Wave’s capital requirements for the twelve-months ending March 31, 2011as indicated above, and our cash balance as of March 31, 2010, and the uncertainty as to whether we will generate sufficient revenue, Wave may be required to raise additional capital to continue to fund its operations.  We may obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on April 18, 2008 and was declared effective by the Commission on June 23, 2008.  Approximately $9,500,000 in gross proceeds is available under the April 18, 2008 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with OEM partners as described below.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the three-months ended March 31, 2010 was approximately $5,756,000 versus approximately $4,217,000 for the comparable period of 2009.

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

Wave’s OEM distribution agreements began to generate royalty revenue in the second quarter of 2006.  The aggregate amount of royalty revenue from these arrangements was a significant contributor to Wave’s revenue growth to date.  Revenue from these contracts in future years may also be material.  We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products.  In December 2008, Wave completed an amendment to its software license agreement with its largest OEM customer, Dell Products LP.  Under the arrangement, the per-unit royalties that Wave receives for each OEM PC model shipping with Wave’s EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008.  This increase in per unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice.

The OEM distribution agreements referred to above have given rise to separate software upgrade contracts with the end users of the products distributed by the OEMs.  The contracts, referred to by us as license upgrade agreements, include a software license and a maintenance agreement.  The contracts are separately negotiated with end users and are not associated with our OEM distribution agreements.  Sales from the license upgrade agreements began in the latter part of the third quarter of fiscal year 2007.  The sales consist of licensed use of Wave’s EMBASSY Trust Suite of products, primarily Wave’s EMBASSY Security Center paired with our ERAS server product.  In late December 2009, Wave invoiced and delivered a $1.9 million order for software licenses and annual maintenance received through an OEM partner.  This order is part of a larger $5.7 million group of orders received through the OEM partner on behalf of its customer, a U.S.-based global automaker.  On average, the orders account for tens of thousands of new software licenses per year for each of the next three years, along with maintenance orders for each of the next five years.  However, the remaining orders are cancelable by the customer.  Given that Wave is in the early stages of its software upgrade and maintenance business and consistent with the Company’s revenue recognition policies, Wave has not yet established vendor-specific objective evidence of the fair value of each undelivered element for its software and services.  Accordingly, Wave’s upgrade sales are being recorded as deferred revenue and then recognized ratably over the term of the maintenance agreement.  Deferred revenue decreased $242,723 (to $3,258,138 from $3,500,861) at March 31, 2010 versus December 31, 2009 primarily as a result of the recognition of approximately $469,000 of revenue on the $1.9 million order for software licenses and annual maintenance referred to above.  Wave recognized approximately $891,000 and $240,000 of license upgrade revenue during the three-months ended March 31, 2010 and 2009, respectively.

Known trends and uncertainties affecting future cash flows

Because we cannot be certain that we will have sufficient cash to fund operations for the twelve-months ending March 31, 2011, and since there is uncertainty as to whether we will generate sufficient revenues to fund its operations over this time period, we have been, and may continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2011.

We may be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending March 31, 2011.  The availability and amount of any such financings are unknown at this time. We may also be required to reduce expenses, which may significantly impede our ability to meet our sales, marketing and development objectives.  Given the available cash currently on hand and our revenue and expenditure forecast for the twelve-months ending March 31, 2011, we project, although we cannot be certain, that we have enough liquid assets to continue operating through March 31, 2011.  The foregoing is based on maintaining current revenue levels for both Dell and non-Dell revenues for the twelve-months ending March 31, 2011.  While the foregoing assumes current shipment volumes at the current per-unit royalty rate through March 31, 2011, our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.

Other uncertainties that may impact the future business outlook

Because the information security services market and the TCG hardware security category in particular are in early stages of development, customer requirements may change and new competitive pressures can emerge, which could require a shift in product development and/or market strategy.  Should such shifts occur, it may require development, marketing and sales strategies to re-start or expand, which would likely increase operating costs, requiring additional capital.  Such shifts have occurred several times throughout Wave’s history, requiring significant changes in strategy and business plan.

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by March 31, 2011 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond March 31, 2011.

The challenges presented by the current economic downturn may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

Wave has a capitalized lease obligation for computer equipment due July 2013. As of March 31,2010,  $230,338 was outstanding under this obligation.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of March 31, 2010 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress’ TVTonic consumer media services on December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$63,051	$141,525	$25,762	$—	$230,338
Operating leases commitments	747,386	1,220,520	174,802	—	2,142,708
Total commitments	$810,437	$1,362,045	$200,564	$—	$2,373,046

Net operating and capital loss carryforwards

As of December 31, 2009, Wave had available net operating and capital loss carryforwards for federal income tax purposes of approximately $286.3 million, which expire beginning in 2010 through 2029.  Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating and capital loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period.  We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following.  As a result, the utilization of our net operating losses is likely to be subject to annual limitations.

Going concern opinion

Wave’s consolidated financial statements as of March 31, 2010 have been prepared under the assumption that we will continue as a going concern.  Wave’s independent registered public accounting firm has issued a report dated March 16, 2010, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern.  (See Note 2 to Wave’s consolidated financial statements.)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a.   Risk Factors.

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below, and elsewhere in this Quarterly Report on Form 10-Q.

Our business, financial condition and results of operation may be adversely affected by the unprecedented economic and market conditions.

The current global economic downturn could significantly and adversely affect our business, financial condition and results of operation in various ways.  The decline in economic conditions has negatively impacted the demand for our products and services and our ability to conduct our business, thereby reducing our revenues and earnings.  In addition, the economic downturn, has negatively impacted, and/or may negatively impact among other things:

•                  the continued growth and development of our business;

•                  our liquidity;

•                  our ability to raise capital and obtain financing; and

•                  the price of our common stock.

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended March 31, 2010 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of March 31, 2010, we had an accumulated deficit of approximately $348.8 million and positive working capital of approximately $1.6 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

In addition to our efforts to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave may evaluate additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted and the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate, which would in turn impede our ability to achieve our business objectives.  Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.  If we are not successful in generating sufficient cash flow or obtaining additional funding, we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or continue as a going concern.

A single customer accounts for a significant portion of our revenues and, therefore, the loss of that customer may have a material adverse effect on our results of operations.

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 81% of our revenue for the three-month period ended March 31, 2010. If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 81% of our revenue for the three-month period ended March 31, 2010. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products, or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

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

A party who is able to circumvent our security measures could misappropriate proprietary electronic content or cause interruptions in our operations and those of our strategic partners. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Our attempts to implement contracts that limit our liability to our customers, including liability arising from a failure of security features contained in our products and services, may not be enforceable. We currently do not have product liability insurance to protect against these risks.  If the security of products or services is breached, our results of operations may be materially adversely affected by the liability resulting from the breach.

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

Due in large part to Wave’s early stage and lesser name recognition, we depend upon strategic partners such as large, well established personal computer and semiconductor manufacturers and computer systems’ integrators to adopt our products and services within the Trusted Computing marketplace. These companies may choose not to use our products and could develop or market products or technologies that compete directly with us. We cannot predict whether these third parties will commit the resources necessary to achieve broad-based commercial acceptance of our technology. Any delay in the use of our technology by these partners could impede or prohibit the commercial acceptance of our products. Although we have established some binding commitments from some of our strategic partners, there can be no assurance that we will be able to enter into additional definitive agreements or that the terms of such agreements will be satisfactory. It will be necessary for Wave to expand upon our current business relationships with our partners, or form new ones, in order to sell more products and services for Wave to become a viable, self-sufficient enterprise.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On February 22, 2010 and February 23, 2010 a warrant holder submitted exercise notices to Wave that erroneously included an aggregate of 30,000 shares of Wave’s Class A Common Stock in excess of the number of shares covered by the warrant in question.  Wave mistakenly issued the additional 30,000 shares to the warrant holder.  Following Wave’s discovery of this error, the parties agreed to rescind the excess portion of the exercises.  Wave returned the excess portion of the exercise price ($34,650.00) to the warrant holder.  The warrant holder delivered 30,000 shares back to Wave, which were subsequently cancelled by Wave.  The following summary table reflects Wave’s repurchase of shares from the warrant holder in connection with the rescission:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-April 30 (2010)	30,000	$34,650 (return of exercise price)	—	—

Item 6. Exhibits.

(a)          Exhibits

Exhibit No.		Description of Exhibit
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE SYSTEMS CORP.
(Registrant)

Dated: May 10, 2010	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

Dated: May 10, 2010	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer