Form 10-Q
period 2010-06-30
WAVE SYSTEMS CORP
filed 2010-08-09
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of August 3, 2010: 80,788,671 shares of Class A Common Stock and 38,232 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$4,475,446	$1,900,014
Accounts receivable, net of allowance for doubtful accounts of $-0- at June 30, 2010 and December 31, 2009	3,769,610	3,850,020
Prepaid expenses	290,596	207,343
Total current assets	8,535,652	5,957,377
Property and equipment, net	433,113	237,237
Amortizable intangible assets, net	1,063,333	—
Other assets	127,382	133,311
Total Assets	10,159,480	6,327,925
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	3,917,302	4,441,657
Current portion of capital lease payable	64,267	61,857
Deferred revenue	3,139,023	3,500,861
Total current liabilities	7,120,592	8,004,375
Long-term portion of capital lease payable	150,757	183,505
Total liabilities	7,271,349	8,187,880
Stockholders’ Equity (Deficit):
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 80,736,587 shares issued and outstanding in 2010 and 75,211,054 in 2009	807,366	752,110
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 38,232 shares issued and outstanding in 2010 and 2009	382	382
Capital in excess of par value	351,847,548	345,423,668
Accumulated deficit	(349,767,165)	(348,036,115)
Total Stockholders’ Equity (Deficit)	2,888,131	(1,859,955)
Total Liabilities and Stockholders’ Equity (Deficit)	$10,159,480	$6,327,925

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net revenues:
Licensing	$6,201,955	$4,424,492	$11,895,475	$8,155,388
Services	246,719	373,148	422,626	676,433
Total net revenues	6,448,674	4,797,640	12,318,101	8,831,821
Operating expenses:
Licensing – cost of sales	292,413	184,729	494,538	350,401
Services – cost of sales	166,728	202,441	316,263	384,829
Selling, general, and administrative	4,575,509	2,948,138	8,665,635	6,326,659
Research and development	2,376,690	1,800,962	4,563,999	3,626,086
Total operating expenses	7,411,340	5,136,270	14,040,435	10,687,975
Operating loss	(962,666)	(338,630)	(1,722,334)	(1,856,154)
Other expense:
Net interest expense	(4,208)	(5,122)	(8,716)	(10,830)
Net loss	$(966,874)	$(343,752)	$(1,731,050)	$(1,866,984)
Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding during the period	80,302,956	66,375,990	78,753,340	64,134,741

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance as of December 31, 2009	75,211,054	$752,110	38,232	$382	$345,423,668	$(348,036,115)	$(1,859,955)
Net loss	—	—	—	—	—	(1,731,050)	(1,731,050)
Warrants exercised at $0.28 - $1.155 per share	4,099,016	40,990	—	—	3,725,994	—	3,766,984
Employee stock options exercised at $0.50 - $3.00 per share	754,325	7,544	—	—	1,083,389	—	1,090,933
Cashless exercise of warrants at $0.28 - $0.65 per share	432,002	4,320	—	—	(4,320)	—	—
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $1.088	240,190	2,402	—	—	258,925	—	261,327
Stock based compensation	—	—	—	—	1,359,892	—	1,359,892
Balance as of June 30, 2010	80,736,587	$807,366	38,232	$382	$351,847,548	$(349,767,165)	$2,888,131

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,731,050)	$(1,866,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,141	125,563
Compensation associated with issuance of stock options	1,359,892	841,426
Changes in assets and liabilities:
Decrease in accounts receivable	80,410	63,132
(Increase) in prepaid expenses	(83,253)	(50,721)
Decrease in other assets	5,929	10,336
(Decrease) in accounts payable and accrued expenses	(524,355)	(661,778)
(Decrease) in deferred revenue	(361,838)	(234,501)
Net cash used in operating activities	(1,063,124)	(1,773,527)

Cash flows from investing activities:
Acquisition of property and equipment	(350,350)	(20,340)
Acquisition of intangibles	(1,100,000)	—
Net cash used in investing activities	(1,450,350)	(20,340)

Cash flows from financing activities:
Payments on capital lease obligation	(30,338)	(33,430)
Proceeds from exercise of warrants	3,766,984	—
Proceeds from employee stock option exercises	1,090,933	—
Net proceeds from issuance of common stock	261,327	1,420,914
Payment of dividends on preferred stock	—	(38,720)
Net cash provided by financing activities	5,088,906	1,348,764

Net increase (decrease) in cash and cash equivalents	2,575,432	(445,103)

Cash and cash equivalents at beginning of period	1,900,014	951,563

Cash and cash equivalents at end of period	$4,475,446	$506,460

Supplemental cash flow information:

Non-cash financing activities:
Cashless exercise of warrants	$4,320	$—
Conversion of 8% Series K Preferred stock into Class A Common stock	$—	$45,600
Conversion of Series J Preferred stock into Class A Common stock	$—	$9,100
Cash paid during the period for:
Interest	$8,927	$11,314

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2010 and 2009

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of June 30, 2010 and December 31, 2009, its results of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and cash flows for the six-month periods ended June 30, 2010 and 2009.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2009, included in its Form 10-K filed on March 16, 2010.  The results of operations for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the operating results for the full year or any future periods.

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

2.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of June 30, 2010, had an accumulated deficit of $349,767,165.  We also expect Wave will incur an operating loss for the fiscal year 2010.  As of June 30, 2010, we had positive working capital of $1,415,060.

Due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated to fund its cash flow requirements for the twelve-months ending June 30, 2011.  Given the uncertainty with respect to Wave’s revenue forecast for the twelve-months ending June 30, 2011, Wave may be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the twelve-months ending June 30, 2011.  As of June 30, 2010, we had approximately $4.5 million of cash on hand and positive working capital of approximately $1.4 million.  Considering our current cash balance and Wave’s projected operating cash requirements, we project that we will have enough liquid assets to continue operating through June 30, 2011.  However, due to our current cash position, our capital needs over the next twelve months and beyond, the fact that we may require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

3.   Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and six-month periods ended June 30, 2010, were approximately 9,129,000 shares and 9,684,000 shares, respectively, versus 2,840,000 shares and 3,422,000 shares for the three-month and six-month periods ended June 30, 2009, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 6,863,000 and 7,591,000 shares were outstanding for the three-month and six-month periods ended  June 30, 2010, respectively, versus 16,968,000 and 16,284,000 shares for the three-month and six-month periods ended June 30, 2009, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

4.   Wavexpress

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of June 30, 2010, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $23,000 and $29,000 for the three-month periods ended June 30, 2010 and June 30, 2009, respectively, and approximately $50,000 and $609,000 for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.

On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the prime rate of JP Morgan Chase Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through June 30, 2010, Wave has funded Wavexpress with approximately $46,987,000 in cash, plus approximately

$31,985,000 in accrued interest.  Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

5.   Recent Accounting Pronouncements

In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) Vendor specific objective evidence, or VSOE, or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. We are currently evaluating the impact that the adoption of these ASUs will have on our consolidated financial statements.

6.   Share-based Compensation

Wave recognized $786,729 and $419,385 of share-based compensation during the three-months ended June 30, 2010 and 2009, respectively, and $1,359,892 and $841,426 for the six-month periods ended June 30, 2010 and 2009, respectively.  During the three-month period ended June 30, 2010, Wave granted 223,650 stock options at a weighted-average estimated fair value of $2.29.  During the three-month period ended June 30, 2009, Wave granted 198,500 stock options at a weighted-average estimated fair value of $0.40.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and six-month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of Sales	$20,515	$15,728	$38,279	$35,883
Selling, General & Administrative	569,366	251,476	951,920	514,014
Research & Development	196,848	152,181	369,693	291,529
Total	$786,729	$419,385	$1,359,892	$841,426

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

The following sets forth reportable segment data:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Revenues:
EMBASSY® digital security products and services	$6,448,674	$4,797,640	$12,318,101	$8,831,821
Wavexpress broadband media distribution	—	—	—	—
Total Net Revenues	6,448,674	4,797,640	12,318,101	8,831,821
Net Loss:
EMBASSY® digital security products and services	(943,509)	(315,214)	(1,681,231)	(1,258,263)
Wavexpress broadband media distribution	(19,157)	(23,416)	(41,103)	(597,891)
Total Segments Net Loss	(962,666)	(338,630)	(1,722,334)	(1,856,154)
Net interest expense	(4,208)	(5,122)	(8,716)	(10,830)
Net Loss	(966,874)	(343,752)	(1,731,050)	(1,866,984)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	122,957	63,072	191,141	125,563
Wavexpress broadband media distribution	—	—	—	—
Total Depreciation and Amortization Expense	122,957	63,072	191,141	125,563
Capital Expenditures:
EMBASSY® digital security products and services	267,391	4,771	350,350	20,340
Wavexpress broadband media distribution	—	—	—	—
Total Capital Expenditures	$267,391	$4,771	$350,350	$20,340

	June 30,	December 31,
	2010	2009
Assets:
EMBASSY® digital security products and services	$10,145,659	$6,312,854
Wavexpress broadband media distribution	13,821	15,071
Total Assets	$10,159,480	$6,327,925

The following table details Wave’s sales by geographic area for the three and six-month periods ended June 30, 2010 and 2009.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended June 30, 2010:
EMBASSY® digital security products and services	$6,238,054	$72,246	$138,374	$6,448,674
Wavexpress broadband media distribution	—	—	—	—
Total	6,238,054	72,246	138,374	6,448,674
% of Total Revenue	97%	1%	2%	100%
Three months ended June 30, 2009:
EMBASSY® digital security products and services	$4,629,340	$3,000	$165,300	$4,797,640
Wavexpress broadband media distribution	—	—	—	—
Total	4,629,340	3,000	165,300	4,797,640
% of Total Revenue	97%	0%	3%	100%

Six months ended June 30, 2010:
EMBASSY® digital security products and services	$11,798,586	$72,446	$447,069	$12,318,101
Wavexpress broadband media distribution	—	—	—	—
Total	11,798,586	72,446	447,069	12,318,101
% of Total Revenue	95%	1%	4%	100%
Six months ended June 30, 2009:
EMBASSY® digital security products and services	$8,631,040	$3,200	$197,581	$8,831,821
Wavexpress broadband media distribution	—	—	—	—
Total	8,631,040	3,200	197,581	8,831,821
% of Total Revenue	98%	0%	2%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and six-month periods ended June 30, 2010 and 2009 are as follows:

		Three months ended June 30,		Six months ended June 30,
		2010	2009	2010	2009
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$5,276,838	$3,614,691	$10,064,170	$6,942,236

% of Total Revenue		82%	75%	82%	79%

9.   Issuance of Common Stock

During the three-month period ended June 30, 2010, Wave received gross proceeds of $807,321 in connection with the issuance of 844,316 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave’s 2009 and 2008 financings.  The warrants were exercised at exercise prices ranging from $0.28 - $1.155 per share.

During the three-month period ended June 30, 2010, 12,345 shares of Class A Common Stock were issued to Security Research Associates upon the cashless exercises of warrants that were granted to Security Research Associates in its capacity as placement agent as part of Wave’s April 2009 financing.

During the three-month period ended June 30, 2010, Wave received gross proceeds of $216,490 in connection with the issuance of 174,108 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at exercise prices ranging from $0.52 - $2.43 per share.

On June 1, 2010, Wave issued 240,190 shares of Class A common stock to Wave employees for $1.088 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan.  Wave received proceeds of $261,327, from the sale of these shares.

During the three-month period ended March 31, 2010, Wave received gross proceeds of $2,959,663 in connection with the issuance of 3,254,700 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave’s 2009 and 2008 financings.  The warrants were exercised at exercise prices ranging from $0.28 - $1.155 per share.

During the three-month period ended March 31, 2010, 419,657 shares of Class A Common Stock were issued to Security Research Associates upon the cashless exercises of warrants that were granted to Security Research Associates in its capacity as placement agent as part of Wave’s 2009 and 2008 financings.

During the three-month period ended March 31, 2010, Wave received gross proceeds of $874,443 in connection with the issuance of 580,217 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at exercise prices ranging from $0.50 - $3.00 per share.

10.   Amortizable Intangible Assets

Wave’s amortizable intangible assets consists of two patents acquired on May 7, 2010 for $1,100,000. These patents were acquired by Wave from a Company owned by Robert Thibadeau, Ph.D., a noted computer security expert who joined Wave in February 2010 as Senior Vice President and Chief Scientist. The patents were issued in 2006 and 2008 and are valid until 2021. Both patents concern the methods and systems for promoting security in a computer employing attached storage devices.  The patents are being amortized on a straight-line basis over 5 years based upon their estimated useful life.

11.   Fair Value Measurement

As of June 30, 2010, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($4,407,720 at June 30, 2010) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

Management has focused on entering into licensing contracts pursuant to which the original equipment manufacturer, or OEM, licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with eight separate OEM partners.  Revenue recognized on these contracts for the three-month periods ended June 30, 2010 and 2009 was approximately $5,041,000 and $4,079,000, respectively. For the six-month periods ending June 30, 2010 and 2009, revenue recognized on these contracts amounted to approximately $9,770,000 and $7,535,000, respectively.

Management is focused on opportunities for Wave’s eSign Transaction Management Suite, also known as eTMS (“eTMS”), to provide digital signing and document management solutions to the financial services and other vertical markets in which there is a clear and identifiable value proposition in implementing these solutions.  Past enhancements to Wave’s eTMS product line have allowed for mortgage closing documents to be signed and notarized in a secure environment and the note then registered through the Mortgage Electronic Registry System (MERS®), a system for electronically tracking mortgage ownership and servicing rights.  By fully integrating with MERS®, eSign is helping its customers implement and provide secondary market liquidity for paperless mortgages.  In March, Wave announced a new SmartReporting Module, which expands the reporting capabilities of SmartSAFE.  Customers can access dashboards, canned reports and ad hoc reporting functions, as well as access and manage signing statistics, error logging and document vaulting.  We continue to pursue additional opportunities for the eTMS product line.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $3.5 million for the twelve month period ending June 30, 2011.

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

Current planned development costs for this product group are expected to be approximately $4.3 million for the twelve-month period ending June 30, 2011.

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

Current planned development costs for this product are expected to be approximately $1.6 million for the twelve-month period ending June 30, 2011.

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

Current planned development costs for this product are expected to be approximately $350,000 for the twelve-month period ending June 30, 2011.

Broadband Media Distribution Services

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of June 30, 2010, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.

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

R&D

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development.  We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications and eTMS products.  For the years ended December 31, 2009, 2008 and 2007, we spent approximately $7.8 million, $11.7 million and $10.6 million, respectively, on research and development activities. Planned development expenditures for the twelve month period ending June 30, 2011 are expected to be approximately $9.8 million.

Results of Operations

Three-Months Ended June 30, 2010 and 2009

Wave had revenues of $6,448,674 and $4,797,640 for the three-months ended June 30, 2010 and 2009, respectively.  The increase in revenue was due primarily to an increase in licensing revenues.  Licensing revenues increased by $1,777,463 during the three months ended June 30, 2010 as compared to the same period in 2009.  This increase in licensing revenues was due primarily to (i) an increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $469,000 in revenue on a $1.9 million order received in late December 2009 through an OEM partner on behalf of its customer, a U.S.-based global automaker and (ii) higher per-unit royalty rates earned during the three-months ended June 30, 2010 as compared to the same period in 2009 as a majority of the TPMs shipped during the three-months ended June 30, 2010 were bundled with Wave’s latest version of its EMBASSY Trust Suite software — ETS 3.0.  Per Wave’s software license agreement with Dell, and as a result of added product enhancements, ETS 3.0 earns a higher per-unit royalty rate than the previous version of ETS.  Services revenue, consisting primarily of non-recurring government contracts, decreased by $126,429 during the three months ended June 30, 2010 as compared to the same period in 2009.  Service revenue earned during the three-months ended June 30, 2009 included $375,630 from a time and materials contract awarded by the United States Department of Defense.  In October 2009 Wave was awarded an additional $1,600,000 fixed-price modification to this contract, of which $246,719 of revenue was recognized during the three months ended June 30, 2010.  The term of the project, as modified, is expected to be approximately seventeen months.  Under the contract, Wave provides consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

Cost of sales - licensing, consisting primarily of customer support and foreign tax withholdings, was $292,413, for the three-months ended June 30, 2010, compared to $184,729 for the same period in 2009.  The increase in cost of sales - licensing was due to an increase in customer support costs in connection with the increased license revenue during the three-months ended June 30, 2010 versus the comparable prior year period.  Cost of sales — services which consists primarily of non-recurring government time and materials costs, was $166,728, for the three-months ended June 30, 2010, compared to $202,441 for the same period in 2009.  The decrease in cost of sales - services was due to a decrease in services revenue, as noted above, during the three-months ended June 30, 2010 versus the comparable prior year period.

Selling, general and administrative (“SG&A”) expenses for the three-months ended June 30, 2010 were $4,575,509, as compared to $2,948,138 for the comparable period of 2009, an increase of approximately 55%.  The increase in SG&A expenses during the three-months ended June 30, 2010 was due primarily to (i) an increase in salaries and related benefits totaling approximately $657,000, (ii) an increase of approximately $320,000 in stock-based compensation, (iii) an increase of approximately $173,000 in travel expenses, supporting Wave’s growing customer base, and (iv) an increase of approximately $194,000 in trade show and marketing expenses, as compared to the three-months ended June 30, 2009.

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

Research and development expenses for the three-months ended June 30, 2010 were $2,376,690, as compared to $1,800,962 for the comparable period of 2009, an increase of approximately 32%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $469,000, supporting Wave’s expanding number of OEM relationships, as compared to the three-months ended June 30, 2009.  In addition, professional fees, consisting primarily of outsourced engineering fees, increased approximately $77,000 for the three-months ended June 30, 2010 versus the comparable period of 2009.

Interest income for the three-months ended June 30, 2010, was $111 as compared to $375 for the comparable period of 2009. Interest expense consisted of interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $4,319 for the three-months ended June 30, 2010 as compared to $5,497 for the comparable period of 2009.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended June 30, 2010 was $966,874 as compared to $343,752 for the comparable period of 2009.

Six-Months Ended June 30, 2010 and 2009

Wave had revenues of $12,318,101 and $8,831,821 for the six-months ended June 30, 2010 and 2009, respectively.  The increase in revenue was due primarily to an increase in licensing revenues.  Licensing revenues increased by $3,740,087 during the six-months ended June 30, 2010 as compared to the same period in 2009.  This increase in licensing revenues was due primarily to (i) an increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $938,000 in revenue on a $1.9 million order received in late December 2009 through an OEM partner on behalf of its customer, a U.S.-based global automaker and (ii) higher per-unit royalty rates earned during the six-months ended June 30, 2010 as compared to the same period in 2009 as a majority of the TPMs shipped during the six-months ended June 30, 2010 were bundled with Wave’s latest version of its EMBASSY Trust Suite software — ETS 3.0.  Per Wave’s software license agreement with Dell, and as a result of added product enhancements, ETS 3.0 earns a higher per-unit royalty rate than the previous version of ETS.  Services revenue, consisting primarily of non-recurring government contracts, decreased by $253,807 during the six-months ended June 30, 2010 as compared to the same period in 2009.  Service revenue earned during the six-months ended June 30, 2009 included $655,395 from a time and materials contract awarded by the United States Department of Defense.  In October 2009 Wave was awarded an additional $1,600,000 fixed-price modification to this contract, of which $422,626 of revenue was recognized during the six-months ended June 30, 2010.  The term of the project, as modified, is expected to be approximately seventeen months.  Under the contract, Wave provides consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

Cost of sales - licensing, consisting primarily of customer support and foreign tax withholdings, was $494,538, for the six-months ended June 30, 2010, compared to $350,401 for the same period in 2009.  The increase in cost of sales - licensing was due to an increase in customer support costs in connection with the increased license revenue during the six-months ended June 30, 2010 versus the comparable prior year period.  Cost of sales — services which consists primarily of non-recurring government time and materials costs, was $316,263, for the six-months ended June 30, 2010, compared to $384,829 for the same period in 2009.  The decrease in cost of sales - services was due to a decrease in services revenue, as noted above, during the six-months ended June 30, 2010 versus the comparable prior year period.

SG&A expenses for the six-months ended June 30, 2010 were $8,665,635, as compared to $6,326,659 for the comparable period of 2009, an increase of approximately 37%.  The increase in SG&A expenses during the six-months ended June 30, 2010 was due primarily to (i) an increase in salaries and related benefits totaling approximately $1,157,000, (ii) an increase of approximately $447,000 in stock-based compensation, (iii) an increase of approximately $349,000 in travel expenses, supporting Wave’s growing customer base, and (iv) an increase of approximately $265,000 in trade show and marketing expenses, as compared to the six-months ended June 30, 2009.

Research and development expenses for the six-months ended June 30, 2010 were $4,563,999, as compared to $3,626,086 for the comparable period of 2009, an increase of approximately 26%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $753,000, supporting Wave’s expanding number of OEM relationships, as compared to the six-months ended June 30, 2009.  In addition, professional fees, consisting primarily of outsourced engineering fees, increased approximately $158,000 for the six-months ended June 30, 2010 versus the comparable period of 2009.

Interest income for the six-months ended June 30, 2010, was $211 as compared to $484 for the comparable period of 2009.       Interest expense consisted of interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $8,927 for the six-months ended June 30, 2010 as compared to $11,314 for the comparable period of 2009.

Due to the reasons set forth above, our net loss to common stockholders for the six-months ended June 30, 2010 was $1,731,050 as compared to $1,866,984 for the comparable period of 2009.

Liquidity and Capital Resources

Wave has incurred substantial operating losses since its inception, and as of June 30, 2010, has an accumulated deficit of $349,767,165.  We may also incur an operating loss for the fiscal year of 2010.  As of June 30, 2010, we had positive working capital of $1,415,060.

Sources and uses of cash

As of June 30, 2010, Wave had $4,475,446 in cash and cash equivalents.  As of December 31, 2009, Wave had $1,900,014 in cash and cash equivalents.  The increase in cash and cash equivalents of $2,575,432 resulted from $5,088,906 generated through financing activities, primarily from the exercise of investor stock warrants and employee stock options partially offset by (i) $1,063,124 used in operating activities and (ii) $1,450,350 used in investing activities for the acquisition of capital and intangible assets, including the purchase of two patents, valued at $1,100,000, concerning the methods and systems for promoting security in a computer employing attached storage devices.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending June 30, 2011 will be approximately $25,725,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of  $4,475,446 as of June 30, 2010

•                  cash generated from sales and licensing of products

•                  additional financings

Given Wave’s capital requirements for the twelve-months ending June 30, 2011 as indicated above, and our cash balance as of June 30, 2010, and the uncertainty as to whether we will generate sufficient revenue, Wave may be required to raise additional capital to continue to fund its operations.  We may obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on April 18, 2008 and was declared effective by the Commission on June 23, 2008.  Approximately $9,500,000 in gross proceeds is available under the April 18, 2008 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with OEM partners as described below.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the six-months ended June 30, 2010 was approximately $11,932,000 versus approximately $8,590,000 for the comparable period of 2009.

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

Wave’s OEM distribution agreements began to generate royalty revenue in the second quarter of 2006.  The aggregate amount of royalty revenue from these arrangements was a significant contributor to Wave’s revenue growth to date.  Revenue from these contracts in future years may also be material.  We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products.  In December 2008, Wave completed an amendment to its software license agreement with its largest OEM customer, Dell Products LP.  Under the arrangement, the per-unit royalties that Wave receives for each Dell PC model shipping with Wave’s EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008.  This increase in per unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice.

The OEM distribution agreements referred to above have given rise to separate software upgrade contracts with the end users of the products distributed by the OEMs.  The contracts, referred to by us as license upgrade agreements, include a software license and a maintenance agreement.  The contracts are separately negotiated with end users and are not associated with our OEM distribution agreements.  Sales from the license upgrade agreements began in the latter part of the third quarter of fiscal year 2007.  The sales consist of licensed use of Wave’s EMBASSY Trust Suite of products, primarily Wave’s EMBASSY Security Center paired with our ERAS server product.  In late December 2009, Wave invoiced and delivered a $1.9 million order for software licenses and annual maintenance received through an OEM partner.  This order is part of a larger $5.7 million group of orders received through the OEM partner on behalf of its customer, a U.S.-based global automaker.  On average, the orders account for tens of thousands of new software licenses per year for each of the next three years, along with maintenance orders for each of the next five years.  However, the remaining orders are cancelable by the customer.  Given that Wave is in the early stages of its software upgrade and maintenance business and consistent with the Company’s revenue recognition policies, Wave has not yet established vendor-specific objective evidence of the fair value of each undelivered element for its software and services.  Accordingly, Wave’s upgrade sales are being recorded as deferred revenue and then recognized ratably over the term of the maintenance agreement.  Deferred revenue decreased $361,838 (to $3,139,023 from $3,500,861) at June 30, 2010 versus December 31, 2009 primarily as a result of the recognition of approximately $938,000 of revenue on the $1.9 million order for software licenses and annual maintenance referred to above, offset by increased deferred revenue from new software upgrade and maintenance business being recognized ratably over the term of the maintenance agreements.  Wave recognized approximately $1,921,000 and $561,000 of license upgrade revenue during the six-months ended June 30, 2010 and 2009, respectively.

Known trends and uncertainties affecting future cash flows

Because we cannot be certain that we will have sufficient cash to fund operations for the twelve-months ending June 30, 2011, and since there is uncertainty as to whether we will generate sufficient revenues to fund our operations over this time period, we have been, and may continue to be, actively engaged in financing activities in order to generate additional funding to cover our operating costs for the twelve-months ending June 30, 2011.

We may be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending June 30, 2011.  The availability and amount of any such financings are unknown at this time. We may also be required to reduce expenses, which may significantly impede our ability to meet our sales, marketing and development objectives.  Given the available cash currently on hand and our revenue and expenditure forecast for the twelve-months ending June 30, 2011, we project, although we cannot be certain, that we have enough liquid assets to continue operating through June 30, 2011.  The foregoing is based on maintaining current revenue levels for both Dell and non-Dell revenues for the twelve-months ending June 30, 2011.  While the foregoing assumes current shipment volumes at the current per-unit royalty rate through June 30, 2011, our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by June 30, 2011 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond June 30, 2011.

The challenges presented by the current economic downturn may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

Wave has a capitalized lease obligation for computer equipment due July 2013. As of June 30, 2010,  $215,024 was outstanding under this obligation.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of June 30, 2010 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress’ TVTonic consumer media services on December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$64,267	$144,255	$6,502	$—	$215,024
Operating leases commitments	653,873	1,087,766	150,182	—	1,891,821
Total commitments	$718,140	$1,232,021	$156,684	$—	$2,106,845

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

Going concern opinion

Wave’s consolidated financial statements as of June 30, 2010 have been prepared under the assumption that we will continue as a going concern.  Wave’s independent registered public accounting firm has issued a report dated March 16, 2010, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern.  (See Note 2 to Wave’s consolidated financial statements.)

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Wave’s exposure to market risk associated with interest rate-sensitive instruments is not material.  Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure control and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is accumulated and communicated to Wave’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended June 30, 2010 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of June 30, 2010, we had an accumulated deficit of approximately $349.8 million and positive working capital of approximately $1.4 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 82% of our revenue for the three-month period ended June 30, 2010. If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 82% of our revenue for the three-month period ended June 30, 2010. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products, or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

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

Wave did not repurchase any other shares of its Class A Common Stock during the quarter ended June 30, 2010.

Item 5.  Other Information

On June 21, 2010, Wave held its Annual Meeting of shareholders.  At the Annual Meeting, the shareholders voted on the following matters:

The election of five directors to hold office until the next Annual Meeting and until their successors are duly elected and qualified.  The previous board was re-elected with the following results:

DIRECTOR	FOR	AGAINST	WITHHELD	ABSETENTIONS AND BROKER NON-VOTES
John E. Bagalay, Jr.	11,613,711	0	1,292,345	0
Nolan Bushnell	10,508,050	0	2,398,006	0
George Gilder	11,797,626	0	1,108,430	0
John E. McConnaughy, Jr.	10,516,859	0	2,389,197	0
Steven Sprague	11,643,937	0	1,262,119	0

Ratifying the appointment of KPMG LLP as the Company’s independent registered public accounting firm. The appointment was approved with the following results: For: 67,140,538; Against: 555,803; Withheld: 0; Abstentions and Broker Non-Votes: 117,051.

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: August 9, 2010	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2010	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)