Form 10-Q
period 2010-09-30
WAVE SYSTEMS CORP
filed 2010-11-08
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2010: 81,128,621 shares of Class A Common Stock and 35,556 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$4,896,415	$1,900,014
Accounts receivable, net of allowance for doubtful accounts of $-0- at September 30, 2010 and December 31, 2009	3,103,881	3,850,020
Prepaid expenses	356,064	207,343
Total current assets	8,356,360	5,957,377
Property and equipment, net	443,966	237,237
Amortizable intangible assets, net	1,008,333	—
Other assets	114,469	133,311
Total Assets	9,923,128	6,327,925
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	4,379,946	4,441,657
Current portion of capital lease payable	65,507	61,857
Deferred revenue	2,606,299	3,500,861
Total current liabilities	7,051,752	8,004,375
Long-term portion of capital lease payable	133,908	183,505
Total liabilities	7,185,660	8,187,880
Stockholders’ Equity (Deficit):
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 81,084,323 shares issued and outstanding in 2010 and 75,211,054 in 2009	810,843	752,110
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 35,556 shares issued and outstanding in 2010 and 38,232 in 2009	355	382
Capital in excess of par value	352,871,907	345,423,668
Accumulated deficit	(350,945,637)	(348,036,115)
Total Stockholders’ Equity (Deficit)	2,737,468	(1,859,955)
Total Liabilities and Stockholders’ Equity (Deficit)	$9,923,128	$6,327,925

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net revenues:
Licensing	$6,500,135	$4,717,523	$18,395,610	$12,872,911
Services	195,317	126,283	617,943	802,716
Total net revenues	6,695,452	4,843,806	19,013,553	13,675,627
Operating expenses:
Licensing – cost of sales	371,349	232,661	865,887	583,062
Services – cost of sales	117,855	71,041	434,118	455,870
Selling, general, and administrative	4,265,230	2,942,158	12,930,865	9,268,818
Research and development	3,115,615	2,071,652	7,679,614	5,697,738
Total operating expenses	7,870,049	5,317,512	21,910,484	16,005,488
Operating loss	(1,174,597)	(473,706)	(2,896,931)	(2,329,861)
Other expense:
Net interest expense	(3,875)	(5,010)	(12,591)	(15,840)
Net loss	$(1,178,472)	$(478,716)	$(2,909,522)	$(2,345,701)
Loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)
Weighted average number of common shares outstanding during the period	80,944,014	71,799,844	79,491,589	66,717,852

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance as of December 31, 2009	75,211,054	$752,110	38,232	$382	$345,423,668	$(348,036,115)	$(1,859,955)

Net loss	—	—	—	—	—	(2,909,522)	(2,909,522)
Warrants exercised at $0.28 - $1.155 per share	4,373,141	43,731	—	—	3,922,556	—	3,966,287
Employee stock options exercised at $0.50 - $3.00 per share	825,260	8,253	—	—	1,188,665	—	1,196,918
Cashless exercise of warrants at $0.28 - $0.65 per share	432,002	4,320	—	—	(4,320)	—	—
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $1.088	240,190	2,402	—	—	258,925	—	261,327
Conversion of Class B Common Stock for Class A Common Stock	2,676	27	(2,676)	(27)	—	—	—
Stock based compensation	—	—	—	—	2,082,413	—	2,082,413

Balance as of September 30, 2010	81,084,323	$810,843	35,556	$355	$352,871,907	$(350,945,637)	$2,737,468

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,909,522)	$(2,345,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347,502	190,950
Compensation associated with issuance of stock options	2,082,413	1,309,465
Changes in assets and liabilities:
Decrease in accounts receivable	746,139	23,079
(Increase) in prepaid expenses	(148,721)	(153,082)
Decrease in other assets	18,842	7,814
(Decrease) in accounts payable and accrued expenses	(61,711)	(2,430,744)
(Decrease) increase in deferred revenue	(894,562)	115,655
Net cash used in operating activities	(819,620)	(3,282,564)

Cash flows from investing activities:
Acquisition of property and equipment	(462,564)	(60,564)
Acquisition of intangibles	(1,100,000)	—
Net cash used in investing activities	(1,562,564)	(60,564)

Cash flows from financing activities:
Payments on capital lease obligation	(45,947)	(48,798)
Proceeds from exercise of warrants	3,966,287	57,800
Proceeds from employee stock option exercises	1,196,918	—
Net proceeds from issuance of common stock	261,327	5,597,302
Payment of dividends on preferred stock	—	(77,440)
Net cash provided by financing activities	5,378,585	5,528,864

Net increase in cash and cash equivalents	2,996,401	2,185,736

Cash and cash equivalents at beginning of period	1,900,014	951,563

Cash and cash equivalents at end of period	$4,896,415	$3,137,299

Supplemental cash flow information:
Non-cash financing activities:
Cashless exercise of warrants	$4,320	$—
Conversion of 8% Series K Preferred stock into Class A Common stock	$—	$45,600
Conversion of Series J Preferred stock into Class A Common stock	$—	$9,100
Cash paid during the period for:
Interest	$12,950	$16,491

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2010 and 2009

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2010 and December 31, 2009, its results of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and cash flows for the nine-month periods ended September 30, 2010 and 2009.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2009, included in its Form 10-K filed on March 16, 2010.  The results of operations for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the operating results for the full year or any future periods.

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

2.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of September 30, 2010, had an accumulated deficit of $350,945,637.  We also expect Wave will incur an operating loss for the fiscal year 2010.  As of September 30, 2010, we had positive working capital of $1,304,608.

Due to the early-stage nature of its market category, Wave is unable to predict with much certainty whether sufficient revenue will be generated to fund its cash flow requirements for the twelve-months ending September 30, 2011.  Given the uncertainty with respect to Wave’s revenue forecast for the twelve-months ending September 30, 2011, Wave may be required to raise additional capital through either equity or debt financing in order to adequately fund its operating and capital requirements for the twelve-months ending September 30, 2011.  As of September 30, 2010, we had approximately $4.9 million of cash on hand and positive working capital of approximately $1.3 million.  Considering our current cash balance and Wave’s projected operating cash requirements, we project that we will have enough liquid assets to continue operating through September 30, 2011.  However, due to our current cash position, our capital needs over the next twelve months and beyond, the fact that we may require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

3.     Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes potential common shares outstanding, as their effect is anti-dilutive.  Potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and nine-month periods ended September 30, 2010, were approximately 7,321,000 shares and 8,879,000 shares, respectively, versus 3,402,000 shares and 2,400,000 shares for the three-month and nine-month periods ended September 30, 2009, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 8,142,000 and 7,785,000 shares were outstanding for the three-month and nine-month periods ended September 30, 2010, respectively, versus 17,873,000 and 18,519,000 shares for the three-month and nine-month periods ended September 30, 2009, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

4.     Wavexpress

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of September 30, 2010, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $17,000 and $8,000 for the three-month periods ended September 30, 2010 and 2009, respectively, and approximately $67,000 and $617,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the prime rate of JP Morgan Chase Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through September 30, 2010, Wave has funded Wavexpress with approximately $47,007,000 in cash, plus approximately $33,071,000 in accrued interest.  Such amounts include approximately $9,500,000 that automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

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

6.     Share-based Compensation

Wave recognized $722,521 and $468,039 of share-based compensation during the three-months ended September 30, 2010 and 2009, respectively, and $2,082,413 and $1,309,465 for the nine-month periods ended September 30, 2010 and 2009, respectively.  During the three-month period ended September 30, 2010, Wave granted 107,100 stock options at a weighted-average estimated fair value of $1.66.  During the three-month period ended September 30, 2009, Wave granted 68,650 stock options at a weighted-average estimated fair value of $0.55.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and nine-month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of Sales	$17,683	$8,521	$55,962	$44,404
Selling, General & Administrative	465,115	286,542	1,417,035	800,557
Research & Development	239,723	172,976	609,416	464,504

Total	$722,521	$468,039	$2,082,413	$1,309,465

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

8.     Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Wavexpress broadband media distribution products and services.  These products and services constitute Wave’s reportable segments.  Net losses for reportable segments exclude interest income and other income.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by management when evaluating segment operating performance.

The following sets forth reportable segment data:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net Revenues:
EMBASSY® digital security products and services	$6,695,452	$4,843,806	$19,013,553	$13,675,627
Wavexpress broadband media distribution	—	—	—	—
Total Net Revenues	6,695,452	4,843,806	19,013,553	13,675,627
Net Loss:
EMBASSY® digital security products and services	(1,161,515)	(471,356)	(2,842,746)	(1,729,620)
Wavexpress broadband media distribution	(13,082)	(2,350)	(54,185)	(600,241)
Total Segments Net Loss	(1,174,597)	(473,706)	(2,896,931)	(2,329,861)
Net interest expense	(3,875)	(5,010)	(12,591)	(15,840)
Net Loss	(1,178,472)	(478,716)	(2,909,522)	(2,345,701)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	156,361	65,387	347,502	190,950
Wavexpress broadband media distribution	—	—	—	—
Total Depreciation and Amortization Expense	156,361	65,387	347,502	190,950
Capital Expenditures:
EMBASSY® digital security products and services	112,214	40,224	462,564	60,564
Wavexpress broadband media distribution	—	—	—	—
Total Capital Expenditures	$112,214	$40,224	$462,564	$60,564

	September 30,	December 31,
	2010	2009
Assets:
EMBASSY® digital security products and services	$9,909,307	$6,312,854
Wavexpress broadband media distribution	13,821	15,071
Total Assets	$9,923,128	$6,327,925

The following table details Wave’s sales by geographic area for the three and nine-month periods ended September 30, 2010 and 2009.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended September 30, 2010:
EMBASSY® digital security products and services	$6,566,959	$200	$128,293	$6,695,452
Wavexpress broadband media distribution	—	—	—	—
Total	6,566,959	200	128,293	6,695,452
% of Total Revenue	98%	0%	2%	100%
Three months ended September 30, 2009:
EMBASSY® digital security products and services	$4,632,124	$1,240	$210,442	$4,843,806
Wavexpress broadband media distribution	—	—	—	—
Total	4,632,124	1,240	210,442	4,843,806
% of Total Revenue	96%	0%	4%	100%
Nine months ended September 30, 2010:
EMBASSY® digital security products and services	$18,295,544	$72,646	$645,363	$19,013,553
Wavexpress broadband media distribution	—	—	—	—
Total	18,295,544	72,646	645,363	19,013,553
% of Total Revenue	96%	1%	3%	100%
Nine months ended September 30, 2009:
EMBASSY® digital security products and services	$13,263,164	$4,440	$408,023	$13,675,627
Wavexpress broadband media distribution	—	—	—	—
Total	13,263,164	4,440	408,023	13,675,627
% of Total Revenue	97%	0%	3%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and nine-month periods ended September 30, 2010 and 2009 are as follows:

		Three months ended September 30,		Nine months ended September 30,
		2010	2009	2010	2009
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$5,412,420	$3,965,099	$15,476,590	$10,907,335

% of Total Revenue		81%	82%	81%	80%

9.     Issuance of Common Stock

During the three-month period ended September 30, 2010, Wave received gross proceeds of $199,303 in connection with the issuance of 274,125 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave’s 2009 and 2008 financings.  The warrants were exercised at exercise prices ranging from $0.28 - $0.90 per share.

During the three-month period ended September 30, 2010, Wave received gross proceeds of $105,985 in connection with the issuance of 70,935 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at exercise prices ranging from $0.8095 - $1.99 per share.

During the three-month period ended September 30, 2010, 2,676 shares of Class B Common Stock were converted for an equivalent amount of Class A Common Stock.

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

10.   Amortizable Intangible Assets

Wave’s amortizable intangible assets consist of two patents acquired on May 7, 2010 for $1,100,000.  These patents were acquired by Wave from a company owned by Robert Thibadeau, Ph. D., a noted computer security expert who joined Wave in February 2010 as Senior Vice President and Chief Scientist.  The patents were issued in 2006 and 2008 and are valid until 2021.  Both patents concern the methods and systems for promoting security in a computer employing attached storage devices.  The patents are being amortized on a straight-line basis over 5 years based upon their estimated useful life.

11.   Fair Value Measurement

As of September 30, 2010, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($4,824,245 at September 30, 2010) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

Management has focused on entering into licensing contracts pursuant to which the original equipment manufacturer, or OEM, licenses our applications and distributes them as part of their offering, paying Wave a royalty for each unit shipped. Wave currently has signed such bundling agreements with eight separate OEM partners.  Revenue recognized on these contracts for the three-month periods ended September 30, 2010 and 2009 was approximately $5,269,000 and $4,318,000, respectively. For the nine-month periods ended September 30, 2010 and 2009, revenue recognized on these contracts amounted to approximately $15,040,000 and $11,852,000, respectively.

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

Trusted Drive Manager is the software utilized for managing SEDs.  SEDs from Seagate (DriveTrustTM technology) and Samsung, which earlier this year unveiled the first solid-state SED using flash memory, come bundled with Wave’s client software EMBASSY® TDM, for pre-boot authentication and initialization of the drive.  The latest version of EMBASSY Trust Suite, including TDM, incorporates support for Seagate’s Momentus FDE 7200-RPM SED and Samsung’s SEDs (standard and solid-state versions) — both shipping on Dell’s E-Series notebook PCs.  In December 2008, Wave and Fujitsu Computer Products of America, Inc. showcased their SED solution at the Network World IT Roadmap Conference & Expo in San Francisco.  Fujitsu’s 2.5-inch High Definition Drive was the first technology that met the SSC specification.  During 2009 Wave also worked with Toshiba and Hitachi to develop support for their self-encrypting drives which are based on the new SSC specification.  Enterprises can select Wave’s EMBASSY® Remote Administration Server for the centralized administration and management of the drives, which are designed to provide detailed event logs for compliance reporting.

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

Backup and recovery of keys used for logon, signing and protection of data can be an essential requirement for deployment of TPM-based systems.  KTM is an archive application for the cryptographic keys that is designed to provide a simple, yet full-featured, method to securely archive, restore and transfer keys, having the property of being migratable, that are secured by the TPM.

Additionally, Wave has developed TPM Wizards as part of the EMBASSY Trust Suite, which can allow users to setup and use the TPM for securing 802.11x wireless networks, the Windows Encrypting File System and encrypted email.

Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $3.6 million for the twelve month period ending September 30, 2011.

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

Current planned development costs for this product group are expected to be approximately $4.5 million for the twelve-month period ending September 30, 2011.

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

Current planned development costs for this product are expected to be approximately $1.7 million for the twelve-month period ending September 30, 2011.

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

Current planned development costs for this product are expected to be approximately $500,000 for the twelve-month period ending September 30, 2011.

Broadband Media Distribution Services

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of September 30, 2010, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.

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

R&D

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development.  We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications and eTMS products.  For the years ended December 31, 2009, 2008 and 2007, we spent approximately $7.8 million, $11.7 million and $10.6 million, respectively, on research and development activities. Planned development expenditures for the twelve month period ending September 30, 2011 are expected to be approximately $10.3 million.

Results of Operations

Three-Months Ended September 30, 2010 and 2009

Wave had revenues of $6,695,452 and $4,843,806 for the three-months ended September 30, 2010 and 2009, respectively.  The increase in revenue was due primarily to an increase in licensing revenues.  Licensing revenues increased by $1,782,612 during the three months ended September 30, 2010 as compared to the same period in 2009.  This increase in licensing revenues was due primarily to (i) an increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $469,000 in revenue on a $1.9 million order received in late December 2009 through an OEM partner on behalf of its customer, a U.S.-based global automaker and (ii) higher per-unit royalty rates earned during the three-months ended September 30, 2010 as compared to the same period in 2009 as a majority of the TPMs shipped during the three-months ended September 30, 2010 were bundled with Wave’s latest version of its EMBASSY Trust Suite software — ETS 3.0.  Per Wave’s software license agreement with Dell, and as a result of added product enhancements, ETS 3.0 earns a higher per-unit royalty rate than the previous version of ETS.  Services revenue, consisting primarily of non-recurring government contracts, increased by $69,034 during the three months ended September 30, 2010 as compared to the same period in 2009.  Services revenue earned during the three-months ended September 30, 2009 included $126,283 from a time and materials contract awarded by the United States Department of Defense.  In October 2009 Wave was awarded an additional $1,600,000 fixed-price modification to this contract, of which $195,317 of revenue was recognized during the three months ended September 30, 2010.  The term of the project, as modified, is expected to be approximately seventeen months and completed by February 2011.  Under the contract, Wave provides consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

Cost of sales - licensing, consisting primarily of customer support and foreign tax withholdings, was $371,349, for the three-months ended September 30, 2010, compared to $232,661 for the same period in 2009.  The increase in cost of sales - licensing was due to (i) an increase in customer support costs from headcount additions and (ii) an increase in foreign tax withholdings in connection with the increased license revenue during the three-months ended September 30, 2010 versus the comparable prior year period.  Cost of sales — services which consists primarily of non-recurring government time and materials costs, was $117,855, for the three-months ended September 30, 2010, as compared to $71,041 for the same period in 2009.  The increase in cost of sales - services was due to an increase in services revenue, as noted above, during the three-months ended September 30, 2010 versus the comparable prior year period.

Selling, general and administrative (“SG&A”) expenses for the three-months ended September 30, 2010 were $4,265,230, as compared to $2,942,158 for the comparable period of 2009, an increase of approximately 45%.  The increase in SG&A expenses during the three-months ended September 30, 2010 was due primarily to (i) an increase in salaries and related benefits totaling approximately $534,000, (ii) an increase of approximately $176,000 in stock-based compensation, (iii) an increase of approximately $90,000 in travel expenses, supporting Wave’s growing customer base, and (iv) an increase of approximately $317,000 in professional services expenses, consisting primarily of recruitment and legal fees, in each case as compared to the three-months ended September 30, 2009.

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

Research and development expenses for the three-months ended September 30, 2010 were $3,115,615, as compared to $2,071,652 for the comparable period of 2009, an increase of approximately 50%.  This increase was partially attributable to increased salaries, fringe and benefit expenditures of approximately $485,000, supporting Wave’s expanding number of OEM relationships, as compared to the three-months ended September 30, 2009.  Professional fees, consisting primarily of outsourced engineering fees, increased approximately $235,000 for the three-months ended September 30, 2010 versus the comparable period of 2009.  In addition, product development costs, consisting primarily of outsourced language translation service fees, increased approximately $257,000 for the three-months ended September 30, 2010 versus the comparable period of 2009.

Interest income for the three-months ended September 30, 2010, was $148 as compared to $167 for the comparable period of 2009.  Interest expense consisted of interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $4,023 for the three-months ended September 30, 2010 as compared to $5,177 for the comparable period of 2009.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended September 30, 2010 was $1,178,472 as compared to $478,716 for the comparable period of 2009.

Nine-Months Ended September 30, 2010 and 2009

Wave had revenues of $19,013,553 and $13,675,627 for the nine-months ended September 30, 2010 and 2009, respectively.  The increase in revenue was due primarily to an increase in licensing revenues.  Licensing revenues increased by $5,522,699 during the nine-months ended September 30, 2010 as compared to the same period in 2009.  This increase in licensing revenues was due primarily to (i) an increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $1,407,000 in revenue on a $1.9 million order received in late December 2009 through an OEM partner on behalf of its customer, a U.S.-based global automaker and (ii) higher per-unit royalty rates earned during the nine-months ended September 30, 2010 as compared to the same period in 2009 as a majority of the TPMs shipped during the nine-months ended September 30, 2010 were bundled with Wave’s latest version of its EMBASSY Trust Suite software — ETS 3.0.  Per Wave’s software license agreement with Dell, and as a result of added product enhancements, ETS 3.0 earns a higher per-unit royalty rate than the previous version of ETS.  Services revenue, consisting primarily of non-recurring government contracts, decreased by $184,773 during the nine-months ended September 30, 2010 as compared to the same period in 2009.  Services revenue earned during the nine-months ended September 30, 2009 included $802,716 from a time and materials contract awarded by the United States Department of Defense.  In October 2009 Wave was awarded an additional $1,600,000 fixed-price modification to this contract, of which $617,943 of revenue was recognized during the nine-months ended September 30, 2010.  The term of the project, as modified, is expected to be approximately seventeen months and completed by February 2011.  Under the contract, Wave provides consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

Cost of sales - licensing, consisting primarily of customer support and foreign tax withholdings, was $865,887, for the nine-months ended September 30, 2010, compared to $583,062 for the same period in 2009.  The increase in cost of sales - licensing was due to (i) an increase in customer support costs and (ii) an increase in foreign tax withholdings in connection with the increased license revenue during the nine-months ended September 30, 2010 versus the comparable prior year period.  Cost of sales — services which consists primarily of non-recurring government time and materials costs, was $434,118, for the nine-months ended September 30, 2010, compared to $455,870 for the same period in 2009.

SG&A expenses for the nine-months ended September 30, 2010 were $12,930,865, as compared to $9,268,818 for the comparable period of 2009, an increase of approximately 40%.  The increase in SG&A expenses during the nine-months ended September 30, 2010 was due primarily to (i) an increase in salaries and related benefits totaling approximately $1,700,000, (ii) an increase of approximately $623,000 in stock-based compensation, (iii) an increase of approximately $439,000 in travel expenses, supporting Wave’s growing customer base, (iv) an increase of approximately $467,000 in professional services expenses, consisting primarily of recruitment and legal fees, and (v) an increase of approximately $312,000 in trade show and marketing expenses, as compared to the nine-months ended September 30, 2009.

Research and development expenses for the nine-months ended September 30, 2010 were $7,679,614, as compared to $5,697,738 for the comparable period of 2009, an increase of approximately 35%.  This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $1,238,000, supporting Wave’s expanding number of OEM relationships, as compared to the nine-months ended September 30, 2009.  Professional fees, consisting primarily of outsourced engineering fees, increased approximately $392,000 for the nine-months ended September 30, 2010 versus the comparable period of 2009.  In addition, product development costs, consisting primarily of outsourced language translation service fees, increased approximately $219,000 for the nine-months ended September 30, 2010 versus the comparable period of 2009.

Interest income for the nine-months ended September 30, 2010, was $359 as compared to $651 for the comparable period of 2009.  Interest expense consisted of interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $12,950 for the nine-months ended September 30, 2010 as compared to $16,491 for the comparable period of 2009.

Due to the reasons set forth above, our net loss to common stockholders for the nine-months ended September 30, 2010 was $2,909,522 as compared to $2,345,701 for the comparable period of 2009.

Liquidity and Capital Resources

Wave has incurred substantial operating losses since its inception, and as of September 30, 2010, has an accumulated deficit of $350,945,637.  We will also incur an operating loss for the fiscal year of 2010.  As of September 30, 2010, we had positive working capital of $1,304,608.

Sources and uses of cash

As of September 30, 2010, Wave had $4,896,415 in cash and cash equivalents.  As of December 31, 2009, Wave had $1,900,014 in cash and cash equivalents.  The increase in cash and cash equivalents of $2,996,401 resulted from $5,378,585 generated through financing activities, primarily from the exercise of investor stock warrants and employee stock options partially offset by (i) $819,620 used in operating activities and (ii) $1,562,564 used in investing activities for the acquisition of capital and intangible assets, including the purchase of two patents, valued at $1,100,000, concerning the methods and systems for promoting security in a computer employing attached storage devices.

The decrease in net cash used in operating activities during the first nine months of 2010 was due to an increase in compensation associated with issuance of stock options, a decrease in accounts receivable, a smaller decrease in accounts payable and accrued expenses offset by a decrease in deferred revenue.  Compensation associated with issuance of stock options was higher by $772,948 during the first nine months of 2010 as compared to the same period last year.  Accounts receivable decreased $746,139 during the first nine months of 2010 as compared to a decrease of $23,079 during the same period last year.  The decrease in accounts payable and accrued expenses was $61,711 during the first nine months of 2010 as compared to a decrease of $2,430,744 during the same period last year.  The smaller decrease in accounts payable and accrued expenses was due to the timing of payments to vendors.  Deferred revenue decreased by $894,562 during the first nine months of 2010 as compared to an increase of $115,655 during the same period last year.  The decrease in deferred revenue was due to an increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $1,407,000 in revenue on a $1.9 million order received in late December 2009 through an OEM partner on behalf of its customer, a U.S.-based global automaker offset by increased deferred revenue on new software upgrade and maintenance business being recognized ratably over the term of the maintenance agreements.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending September 30, 2011 will be approximately $26,500,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of  $4,896,415 as of September 30, 2010

•                  cash generated from sales and licensing of products

•                  additional financings

Given Wave’s capital requirements for the twelve-months ending September 30, 2011 as indicated above, and our cash balance as of September 30, 2010, and the uncertainty as to whether we will generate sufficient revenue, Wave may be required to raise additional capital to continue to fund its operations.  We may obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on April 18, 2008 and was declared effective by the Commission on June 23, 2008.  Approximately $9,500,000 in gross proceeds is available under the April 18, 2008 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with OEM partners as described below.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the nine-months ended September 30, 2010 was approximately $18,634,000 versus approximately $13,671,000 for the comparable period of 2009.

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

The OEM distribution agreements referred to above have given rise to separate software upgrade contracts with the end users of the products distributed by the OEMs.  The contracts, referred to by us as license upgrade agreements, include a software license and a maintenance agreement.  The contracts are separately negotiated with end users and are not associated with our OEM distribution agreements.  Sales from the license upgrade agreements began in the latter part of the third quarter of fiscal year 2007.  The sales consist of licensed use of Wave’s EMBASSY Trust Suite of products, primarily Wave’s EMBASSY Security Center paired with our ERAS server product.  In late December 2009, Wave invoiced and delivered a $1.9 million order for software licenses and annual maintenance received through an OEM partner.  This order is part of a larger $5.7 million group of orders received through the OEM partner on behalf of its customer, a U.S.-based global automaker.  On average, the orders account for tens of thousands of new software licenses per year for each of the next three years, along with maintenance orders for each of the next five years.  However, the remaining orders are cancelable by the customer.  Given that Wave is in the early stages of its software upgrade and maintenance business and consistent with the Company’s revenue recognition policies, Wave has not yet established vendor-specific objective evidence of the fair value of each undelivered element for its software and services.  Accordingly, Wave’s upgrade sales are being recorded as deferred revenue and then recognized ratably over the term of the maintenance agreement.  Deferred revenue decreased $894,562 (to $2,606,299 from $3,500,861) at September 30, 2010 versus December 31, 2009 primarily as a result of the recognition of approximately $1,407,000 of revenue on the $1.9 million order for software licenses and annual maintenance referred to above, offset by increased deferred revenue on new software upgrade and maintenance business being recognized ratably over the term of the maintenance agreements.  Wave recognized approximately $3,010,000 and $918,000 of license upgrade revenue during the nine-months ended September 30, 2010 and 2009, respectively.

Known trends and uncertainties affecting future cash flows

Because we cannot be certain that we will have sufficient cash to fund operations for the twelve-months ending September 30, 2011, and since there is uncertainty as to whether we will generate sufficient revenues to fund our operations over this time period, we have been, and may continue to be, actively engaged in financing activities in order to generate additional funding to cover our operating costs for the twelve-months ending September 30, 2011.

We may be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending September 30, 2011.  The availability and amount of any such financings are unknown at this time. We may also be required to reduce expenses, which may significantly impede our ability to meet our sales, marketing and development objectives.  Given the available cash currently on hand and our revenue and expenditure forecast for the twelve-months ending September 30, 2011, we project, although we cannot be certain, that we have enough liquid assets to continue operating through September 30, 2011.  The foregoing is based on maintaining current revenue levels for both Dell and non-Dell revenues for the twelve-months ending September 30, 2011.  While the foregoing assumes current shipment volumes at the current per-unit royalty rate through September 30, 2011, our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by September 30, 2011 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond September 30, 2011.

The challenges presented by the current economic downturn may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

Wave has a capitalized lease obligation for computer equipment due July 2013. As of September 30, 2010, $199,415 was outstanding under this obligation.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of September 30, 2010 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress’ TVTonic consumer media services on December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$65,507	$133,908	$—	$—	$199,415
Operating leases commitments	626,778	954,694	125,562	—	1,707,034
Total commitments	$692,285	$1,088,602	$125,562	$—	$1,906,449

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

Going concern opinion

Wave’s consolidated financial statements as of September 30, 2010 have been prepared under the assumption that we will continue as a going concern.  Wave’s independent registered public accounting firm has issued a report dated March 16, 2010, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern.  (See Note 2 to Wave’s consolidated financial statements.)

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is accumulated and communicated to Wave’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended September 30, 2010 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of September 30, 2010, we had an accumulated deficit of approximately $350.9 million and positive working capital of approximately $1.3 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 81% of our revenue for the three-month period ended September 30, 2010. If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 81% of our revenue for the three-month period ended September 30, 2010. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products, or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

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

In addition, import and export regulations of encryption/decryption technology vary from country to country. We may be subject to different statutory or regulatory controls in different foreign jurisdictions, and as such, our technology may not be permitted in these foreign jurisdictions. Violations of foreign regulations or regulation of international transactions could prevent us from being able to sell our products in international markets. Our success depends in large part on having access to international markets.  A violation of foreign regulations could limit our access to such markets and have a negative effect on our results of operations.

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

Our common stock is listed on the NASDAQ Capital Market.  In order to maintain our NASDAQ listing, NASDAQ Marketplace Rule 5550(a)(2) requires that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days.  Because of the volatility in our common stock price, there can be no assurance that we will be able to maintain compliance with this requirement. If our minimum bid price remains below $1.00 for 30 consecutive trading days, under the current NASDAQ Capital Market rules, we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period. In the event that we do not regain compliance during such 180 day period, we would be entitled to an additional 180 day compliance period if we meet the other initial listing requirements of the NASDAQ Capital Market at the end of such initial 180 day period.  If our common stock ceases to be listed for trading on the NASDAQ Capital Market, we expect that our common stock would be traded on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board (OTC-BB).  The level of trading activity of our common stock may decline if it is no longer listed on the NASDAQ Capital Market.  As such, if our common stock ceases to be listed for trading on the NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: November 8, 2010	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2010	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)