Form 10-K
period 2010-12-31
WAVE SYSTEMS CORP
filed 2011-03-15
CIK 919013

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

          The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2010) was approximately $260 million. (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

          As of March 9, 2011, there were 82,307,004 shares of the registrant's Class A Common Stock and 35,556 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, have been incorporated by reference into Part III of this annual report.

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

PART I

Item 1.    Business

General

        References to "Wave", "we", "us", "our" or "the Company" refer to Wave Systems Corp. Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

        Wave develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to, and work with, the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org ("TCG"), an industry standards organization comprised of computer and device manufacturers, software vendors and other computing products manufacturers. Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues. These issues include: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security and regulatory compliance.

        Since 2008, we have held a permanent seat on the TCG Board of Directors (the "TCG Board"), joining permanent members AMD, Fujitsu, HP, IBM, Infineon, Intel, Lenovo and Microsoft. Wave has also elevated its membership status to the highest level of TCG "Promoter." Permanent members of the TCG Board provide guidance to the organization's work groups in the creation of the specifications to protect PCs and other computing devices from attacks and to help prevent data loss and theft. Wave's enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces. Wave is eligible to serve on and chair the TCG Board, Work Groups and Special Committees. Wave is able to submit revisions and addendum proposals for specifications with design guides and may review and comment on design guides prior to their adoption.

        One of the current TCG specifications recommends a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module ("TPM") that contains protected storage and performs protected activities, including platform authentication, protected cryptographic processes and capabilities allowing for the attestation of the state of the platform which provides the first level of trust for the computing platform (a "Trusted Platform"). The TPM is a hardware chip that is separate from the platform's main CPU(s) that enables secure protection of files and other digital secrets and performs critical security functions such as generating, storing and protecting "cryptographic keys" which are secret codes used to decipher encrypted or coded data. While TPMs provide the anchor for hardware security, known as the "root of trust", trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services, such as key management and credential authentication.

        Prior to the formation of the TCG, Wave developed its pioneering EMBASSY® (EMBedded Application Security SYstem) Trust System. The EMBASSY Trust System is a combination of client hardware consisting of the EMBASSY 2100 security chip (the "EMBASSY chip") and its firmware, and software consisting of the Trust Assurance Network ("TAN"), a back-office infrastructure that manages its security functions. As the market for TPM-enabled products has developed with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications by repurposing these product assets. Wave has since developed a set of applications known as the EMBASSY Trust

Suite, EMBASSY Trust Server products, middleware and software tools to work with various other chip manufacturers' TCG-specified TPMs that are now available. Wave's products support cross-platform interoperability for the currently available TPM chips from Nuvoton Technology Corporation, Atmel, Broadcom, Infineon Technologies AG, and ST Microelectronics and have been verified for usage on TPM platforms shipped by Dell, Acer, Intel, Lenovo, HP, ASUS, NEC and Fujitsu.

        Wave's operations to-date have consisted primarily of product development, performance under contract to develop products and marketing and sales to personal computer ("PC") and semi-conductor chip ("Chip") original equipment manufacturers ("OEMs"), resellers, and enterprises. Wave has been successful in signing distribution and reseller contracts with Intel, Nuvoton, ST Microelectronics, Dell Products LP ("Dell"), Acer, ASUS and Broadcom. In February 2010, Wave entered into a reseller agreement with Universal Scientific Industrial ("USI") that permits USI to distribute a custom version of Wave's software on specified ASUS notebook platforms worldwide. In November 2009, Wave entered into a reseller agreement with Hewlett-Packard Company ("HP") that permits HP to distribute and sell Wave's software products through HP sales channels. In December 2008, Wave completed an amendment to its software license agreement with its largest OEM customer, Dell. The per-unit royalties that Wave receives for each Dell PC model shipping with Wave's EMBASSY Trust Suite software were increased by at least 100% per unit retroactive to November 1, 2008.

        Due to the early stage nature of its market category Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated in calendar 2011 to fund its cash flow requirements. Given the uncertainty with respect to Wave's revenue forecast for 2011, Wave may be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the year ending December 31, 2011. As of December 31, 2010, we had approximately $3.6 million of cash on hand and positive working capital of approximately $2.6 million. Considering our current cash balance and Wave's projected operating cash requirements, we project that we have enough liquid assets to continue operating through December 31, 2011. Due to our current cash position, our capital needs over the next year and beyond, the fact that we may require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

Formation of the Trusted Computing Group and introduction of TCG Compliant Products

        The TCG was formed in April 2003, by the promoting founders—AMD, HP, IBM, Intel, and Microsoft. Wave Systems was initially invited to join the founding group as a contributing member. Since 2008, Wave has held a permanent seat on the TCG Board. The TCG has significantly expanded the industry participation in security hardware standards and now includes industry leaders offering additional platforms such as storage devices, SmartPhones, cell phones and other consumer electronics. The overall number of TPM-equipped PC models being offered from the OEMs shipping with TPMs, combined with the increased number of OEMs that have introduced TPM-equipped models, has continued to accelerate the rate at which TPMs are being shipped by the PC industry. Within the TCG there are TCG Working Groups that are developing specifications to extend TCG technologies to other devices, such as storage devices, network products, servers, peripherals and mobile devices.

        The offering of products using TCG specifications to the PC market is an important development in the creation of the market for hardware-based computer security. Wave is continuing to execute its strategy to leverage its EMBASSY Trust System in an effort to become a leading developer of software, applications and services for this market.

Products and Services

        Although Wave's revenue has grown considerably in 2010 versus prior years, Wave's revenue in 2010 of approximately $26,051,000 was still less than its operating expenses which were approximately $30,158,000. For the years ended December 31, 2010, 2009, and 2008, Wave incurred losses to common shareholders of approximately $4,123,000, $3,346,000 and $21,206,000 respectively. At December 31, 2010, we had an accumulated deficit of approximately $352,159,000. There can be no assurance that we will ever be successful in achieving significant commercial acceptance of our products and services.

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

        The ESC enables the user to set up and configure the TPM platform. In addition to the basic function of making the TPM operational, the ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management. In January 2009, the TCG published storage specifications for another major trusted hardware component, the self-encrypting drive or SED. The ESC software contains advanced lifecycle management tools for the SED. Trusted Drive Manager is the software utilized for managing SEDs. SEDs are designed to provide advanced data protection technology and they differ from software-based full disk encryption in that encryption takes place in hardware in a manner designed to provide robust security without slowing processing speeds. Because the drives are factory-installed, the systems can be configured such that encryption is "always on" for the protection of proprietary information. SEDs from Seagate (DriveTrust™ technology) and Samsung, which unveiled the first solid-state SED using flash memory, work with Wave's client software EMBASSY Trusted Drive Manager for pre-boot authentication and initialization of the drive. During 2009, Wave worked with other disk drive OEMs such as Toshiba, Fujitsu and Hitachi to develop support for their self-encrypting drives which are based on the TCG storage specifications.

        Data protection is also addressed by the DM, which is offered to provide document encryption, decryption and client- side storage of documents. The DM works with Microsoft Windows and Microsoft Office to secure documents against unauthorized users and hackers. Wave's software is Windows 7 and Vista ready, building upon the operating system's data protection feature sets, providing full-featured EMBASSY solutions for data protection and strong authentication.

        Password management can be a security challenge due to the increasing number of passwords required and the tendency of users to select easily guessed passwords. To help address these password issues PIM uses the TPM to securely store and manage user information, such as user names, passwords, credit card numbers and other personal information. It retrieves login information to efficiently fill in applications, web forms and web login information.

        Backup and recovery of keys used for logon, signing and protection of data can be an essential requirement for deployment of TPM-based systems. KTM is an archive application for the cryptographic keys that is designed to provide a method to securely archive, restore and transfer keys, having the property of being migratable, that are secured by the TPM.

        Wave has also developed TPM Wizards as part of the EMBASSY Trust Suite allowing users to setup and use the TPM for securing 802.11x networks, the Windows Encrypting File System and encrypted email.

        Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve. Current planned development costs for this product group are expected to be approximately $4.1 million for the year ending December 31, 2011.

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

Wave TCG-Enabled Cryptographic Service Provider ("CSP")

        Wave offers a TCG-enabled CSP which can allow software developers to utilize the enhanced security of a TCG standards-based platform facilitating a common user experience independent of the platform. It is also designed to enable applications to utilize functionality available on TCG-compliant platforms directly through the Microsoft cryptographic application programming interface without requiring user knowledge of any specific TCG software stack layer.

        Current planned development costs for this product group are expected to be approximately $4.4 million for the year ending December 31, 2011.

EMBASSY Trust Server Applications

EMBASSY Key Management Server ("EKMS")

        EKMS is a server application that is designed to provide corporate-level backup and transition of the TPM keys, a process known as key migration. Key migration using EKMS is designed to help prevent the risk of serious data loss in the event that a TPM, hard drive or motherboard becomes corrupted or a user leaves the organization. EKMS may assist an organization that requires access to a former employee's encrypted data or TPM-secured keys for business continuity or disaster recovery purposes. EKMS enables enterprise-level key protection services while ensuring proper archive procedures and recovery capabilities.

EMBASSY Authentication Server ("EAS")

        EAS is offered to provide centralized management, provisioning and enforcement of multifactor domain access policies. With EAS, authentication policies can be based on TPM credentials, smart card credentials, user passwords and fingerprint templates. With EAS, authentication policies can be provisioned and managed from the domain controller. EAS also has an integrated biometric template capability.

EMBASSY Remote Administration Server ("ERAS")

        ERAS is a server product that is offered to provide centralized management and auditing of TPMs and SEDs. ERAS is designed to give IT administrators the ability to deploy and remotely manage SED and TPM systems, including initialization, pre-boot authentication management, recovery and repurposing of TPMs and SEDs. ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and SED security settings and to allow IT administrators to assess the risk of whether a lost or compromised PC is adequately secure. ERAS is designed to facilitate enterprise adoption of TPM and SED technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs. The latest version of EMBASSY Trust Suite, including TDM, incorporates support for Seagate's Momentus FDE 7200-RPM SED and Samsung's SEDs (standard and solid-state versions)—both shipping on Dell's E-Series notebook PCs. This version also supports Fujitsu's 2.5-inch High Definition Drive—technology based upon the Opal Security Subsystem Class (SSC) specification—an industry standard issued by the TCG. The SSC specification gives vendors an industry standard for developing SEDs that secure data. Wave's products currently support Opal compliant SED offerings from Fujitsu, Toshiba, Samsung, Hitachi and Seagate.

        Current planned development costs for this product are expected to be approximately $2.4 million for the year ending December 31, 2011.

Electronic/Digital Signature and Electronic Document Management

eSign Transaction Management Suite

        Our SmartSAFE Bundle, previously known as eSign Transaction Management Suite or eTMS, originally consisted of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect. SmartIdentity is an optional service to verify a signer's identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology. SmartSignature is a digital signature application that can connect signers and institutions—banks, insurance companies, enterprises, etc.—through a digital signature process. Wave's SignatureServer 5.04, a server-side electronic signature application, enables individuals to electronically sign and store virtually any format of document, while connected to a server, as opposed to the signing taking place on the client PC. SmartSAFE is a core component of the SmartSAFE Bundle that provides record retention of the electronically signed documents. SmartSAFE Version 5.04 is a web-based document management application where signed documents are archived and tracked. SmartSAFE was designed to provide an environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents. SmartSAFE meets the requirements of Federal Rule 901 which requires that the user demonstrate that electronic documents offered as evidence in a legal proceeding are authentic. Wave's SigningRoom Version 2.04 was designed to enhance the functionality of SmartSAFE, enabling an organization to offer signers a secure virtual environment to review, annotate and electronically sign documents. SmartConnect is a core component of the SmartSAFE Bundle that offers a web service that can retrieve signing and transactional data for viewing and/or for use in populating other systems such as CRM and other workflow applications. An enhancement to the SmartSAFE Bundle known as SmartClose has been designed to allow for mortgage closing documents to be signed and notarized in a secure environment. The electronic note is then registered through the Mortgage Electronic Registry System, a system for electronically tracking mortgage ownership and servicing rights. SmartClose also offers lenders protection against borrowers claiming not to have understood their debt obligation by requiring the borrower to electronically sign and initial key line items while providing audit capabilities for the entire transaction. SmartClose has been designed to allow a lender to originate, sign, track, access, store and transfer electronic mortgages. Wave plans to continue to allocate resources toward marketing and sales to promote these products.

        Wave's SmartSAFE Bundle is being independently marketed to insurance, mortgage, banking and governmental institutions, offering digital and electronic signature solutions that are designed to comply with the Electronic Signatures in Global and National Commerce Act ("ESIGN") and Uniform Electronic Transaction Act ("UETA"). Some of the flagship organizations that are currently utilizing the SmartSAFE Bundle include: Bank of NY Mellon, Mortgage Cadence, Medallion Analytics, Ellie Mae, ala mode, DocuTech, SigniaDocs, Xerox Mortgage Services and Insurance Administrative Solutions.

        Current planned development costs for this product are expected to be approximately $600,000 for the year ending December 31, 2011.

Broadband Media Distribution Services

        Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation. On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999. As of December 31, 2010, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis). Wavexpress has suspended its TVTonic consumer media service and is exploring opportunities to sell or license its technology to third parties that may provide "download and play" services.

Markets and Business Strategy

Our Market

        Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. Virus attacks and breaches of security have demonstrated that software, on its own, is not always capable of completely securing a network or platform. Because of these security concerns, we believe that there is a need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks. The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices. The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating a root of trust and a security environment which can be authenticated within the computer itself, will the information stored on the platform be adequately secure. Wave is seeking to become a software, application and services leader in hardware-based digital security and e-commerce products markets. We believe Wave has been a pioneer in developing hardware-based computer security systems and that we are distinctively positioned to take advantage of our unique knowledge, significant technology assets and trusted computing intellectual properties.

        Hardware-based trusted computing solutions can involve a new approach to conducting business and exchanging information using computer systems. We believe that these solutions will require traditional software-based security to be augmented with next-generation hardware-based security and an enhanced support infrastructure. Intensive marketing and sales efforts have been, and will continue to be, necessary in order to generate demand for products using Wave's technology and to ensure that Wave's solution is accepted in this emerging market. Our objective is to make our EMBASSY branded products and services the preferred applications and infrastructure for Trusted Platforms. We believe that the key components in achieving this goal include:

  Capitalizing on Information Security Industry Trends

        We believe that security remains one of the top industry priorities across multiple segments of the user and product value chains. Wave believes that a key differentiator of its EMBASSY Trust Suite is that it is interoperable across all of the currently available TPM-enabled Windows platforms while supporting all shipping DriveTrust™ and Opal-compliant SEDs from multiple vendors. Key industry initiatives and security specifications that will require the addition of trusted hardware are moving forward in a number of platforms. The issuance of TCG's Opal self-encrypting drive industry specification standard for developing SEDs is one example of this. The Opal security subsystem storage specification gives developers a "blueprint" for developing SEDs. In addition to our work with Seagate and Samsung, Wave has worked with Fujitsu, Toshiba and Hitachi to develop Opal-compliant SED solutions. Similar programs are under consideration in network devices and mobile devices such as SmartPhones, cell phones, and other consumer electronics devices.

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

  •
  Requirements to authenticate the identity of both platforms and users for access to protected resources and information

  •
  Need to protect sensitive information on mobile PCs which may be stolen or lost

  •
  Need to comply with consumer protection laws and state and federal legislation requiring identity theft protection

  •
  User-managed security features

  •
  Major privacy concerns

  •
  Rapid development of new e-commerce business and distribution models

  •
  Lack of adequate security for e-commerce and vulnerability to attacks

  •
  Convergence of consumer electronics and PCs

  •
  Legal status of digital identities and digital signatures, including development of next-generation web services which require digital signature solutions

  •
  Increased focus on security and privacy by government entities

  •
  Rampant piracy of digital goods including music, video and software and the need for digital goods providers to securely distribute their content and prevent theft

        Wave plans to continue to pursue strategic relationships with hardware manufacturers, independent software vendors, systems integrators and other organizations involved in the development of commerce in electronic content and services to achieve broad market acceptance of its products as a platform for security solutions and commerce performed in user devices.

  Pursuing Strategic Marketing and Distribution Alliances

        We intend to expand Wave's strategic alliances with key partners that could distribute our products in enterprise, government and consumer markets and to build upon our alliances with such industry leaders as Intel, Dell, Acer, HP, Lenovo, ASUS and others in the PC industry. In addition, we are engaged in strategic activities with semi-conductor manufacturers Broadcom, ST Microelectronics, Nuvoton, Atmel and Infineon Technologies to support and/or deploy EMBASSY applications with their TPMs designed to the TCG specifications. TCG has expanded its scope to include networking systems, trusted peripherals, data storage devices, mobile wireless products and consumer electronics devices. Wave expects additional secure storage devices and data protection alternatives to be introduced in 2011 and thereafter and believes that its trusted computing offerings can provide significant value on these platforms in these new markets. Wave is working to establish relationships with key partners in each of these markets.

  Enhancing Our Current Product Offerings and Products in Development

        We intend to continue to develop and extend our existing product offerings to include features and functionality to meet customer requirements and market demand. Planned development efforts that enhance or utilize existing technologies include building upon and enhancing our EMBASSY Trust Suite and eTMS applications.

        Client and server solutions supporting both the operations and lifecycle management of Trusted Platforms is a major focus area for Wave. New products that Wave is planning on developing over the ensuing period will consist primarily of new TCG client and server software services and enabling tools that will expand upon its portfolio of TCG trusted computing applications and services in the following areas:

  •
  Cross-platform interoperability:    TCG hardware is provided by multiple suppliers and supporting software is offered by multiple vendors. In order to assist applications from independent software vendors to work with any of these multiple combinations of products, Wave has developed TCG-specific toolkits that provide for interoperability across platforms. Wave has expanded the functions available to systems integrators ("SIs"), independent software vendors ("ISVs") and independent hardware vendors ("IHVs") within these enabling toolkits in an effort to make it easier to bring new applications to Trusted Platforms.

  •
  Client applications:    Wave's EMBASSY Trust Suite provides important end user PC applications such as EMBASSY Security Center, Trusted Drive Manager, Document Manager, Private Information Manager and Key Transfer Manager. Wave plans to continue to add new client applications and enhance the current applications with advanced functions to exploit the strong security of the TCG platforms.

  •
  Server applications:    Trusted devices require a number of lifecycle management products to address the set up, registration, operations and systems management requirements of the platforms. Wave's current server and lifecycle management products consist of the EKMS, EAS and ERAS. Wave plans to enhance these products with future versions and to expand these products to offer additional trust services.

        Wave believes that development efforts will likely be significant and Wave intends to expend a substantial portion of its research and development resources towards product enhancements and outlay significant marketing and corporate development funds to introduce new products and build market demand. As a result, our continued research and development efforts will require substantial capital resources which may necessitate the need for further funding so that Wave may ultimately be able to capitalize on the emerging market opportunities for its products and services.

Marketing, Sales and Customers

        Because Wave's products involve a new approach to conducting business and exchanging information using computer systems, we believe market acceptance of these products will require that traditional software-based security be enhanced and/or replaced with next generation products designed using the TCG and related specifications. Intensive marketing and sales efforts have been, and will continue to be, necessary in order to increase recognition of and generate demand for products using Wave's technology and to ensure that Wave's solutions are accepted in this emerging market. Our current primary focus is on closing business with chip OEMs, PC OEMs, enterprise customers and systems integrators. Wave has also undertaken steps to develop and establish reseller channels for our products.

        Wave's business model targets revenues from various sources: licensing of our technology including EMBASSY Trust Suite client applications; tools and enabling software; and client/server-based trusted software solutions for the lifecycle management of keys and authentication of Trusted Platforms.

        Wave has identified six key markets where we believe our products could provide benefits:

  •
  PCs—TCG's standards-based specifications for trusted hardware is leading a growing number of PC OEMs toward increased deployment of TPM hardware. The current focus for both TCG and Wave is on business PC platforms. Wave plans to extend these platforms to consumer PCs over time. Wave anticipates providing enabling tools to SIs, ISVs and IHVs in order to take advantage of the new trusted computing features of these platforms.

  •
  Secure Storage Devices and Data Protection Devices—Based on significant industry requirements for data protection solutions, and as the TCG-based specifications are released for trusted drives, Wave anticipates expanding its range of support for new products from IHVs and platform OEMs.

  •
  Network Products and Mobile Devices—As TCG-based specifications are released and product deployment develops, Wave plans to extend its products to support these new trusted computing platforms and marketing to the associated OEMs, SI, ISVs, IHVs and service providers for these devices.

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

  •
  Medical and Healthcare—Major government initiatives and investments associated with Health Information Technology are aimed at creating a nationwide electronic medical infrastructure which would require high levels of security to protect unauthorized access to patient information and improved data security for storage of sensitive records. Wave believes that its security solutions may play a role as these initiatives and investments are developed.

        Directly and through our partners, Wave is actively targeting opportunities in these markets as we believe our products provide a wide range of security and trust capabilities.

        Wave's sales for the year ended December 31, 2010, consisted primarily of licensing its software applications, engineering and support services. Of the total revenue realized for the years ended December 31, 2010, 2009 and 2008, 100% was derived from Wave's EMBASSY computer security products and services. Customers from which Wave derived revenue in 2010 in excess of 10% of total revenues that would have a material adverse effect on Wave's business if Wave were to lose such customers are as follows:

Customer	Product or Service Sold	Percentage of Total Revenue for the year ended December 31, 2010
Dell	Software Licensing	80%

        Wave's business plan will continue to depend heavily on a small number of PC OEM customers, partners and prospective customers, the loss of, or lack of substantial future revenues from any of whom, may have a material adverse effect on our business plan going forward. In 2010, Wave continued to expand its presence as a security solutions provider marketing to small, medium and large business enterprises and will continue to actively market its products and services to these enterprises in concert with its PC OEM customer base. In late December 2010, Wave received a series of significant license and maintenance orders for its ERAS software from a U.S.-based automotive company. The orders were received by Wave through its PC OEM partners and totaled approximately $5.2 million. The orders increase the total value of the automaker's software orders to $10.9 million, $6.7 million of which will be recorded as revenue over the next 12 months, $1.9 million of which was recorded as revenue in 2010 and $2.3 million of which is expected to be recognized as revenue in 2012 through 2014. Initial orders for software licenses and maintenance totaling $5.7 million were received by Wave in December 2009, $1.9 million of which was recorded as revenue on a pro rata basis principally throughout 2010. At the automaker's request, in late December 2010, Wave fulfilled $8.1 million of the expanded orders, consisting of $6.7 million in license fees and $1.4 million in maintenance fees for 2012 through 2014. Consistent with Wave's revenue recognition policies, approximately $6.7 million of license revenue will be recognized over a 365-day period from the date of invoice and $1.4 million in maintenance is expected to be recorded ratably over 2012 through 2014. The remaining $972,000 in maintenance orders are expected to be billed and recorded also during 2012 through 2014. The maintenance portion of the orders, totaling $2.3 million, is cancelable up until December 1, 2011, upon 30 days notice to Wave.

Segment Reporting

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 16 of the Notes to Consolidated Financial Statements.

Financial Information about Geographic Areas

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 16 of the Notes to Consolidated Financial Statements.

Competition

        We operate in the information security market, a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we do. Also, many current and potential competitors have greater name recognition and more extensive customer bases to leverage, allowing these competitors to gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of trusted computing solutions is still in the formative and early stages despite the substantial increase in distribution of the technology. The markets for our products are developing and, while the TCG specifications have provided the basis for the industry to move forward, significant standards work efforts need to be accomplished in order for the system supporting trusted computing to move forward. Wave's potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco (acquired by Sophos), SafeNet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computer applications including Softex, Phoenix, Infineon and Microsoft. The competitive factors defining these evolving markets include product features, compatibility, standards compliance, quality and reliability, ease of use, performance, customer service and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. The features of Wave's products that should allow it to compete favorably through product differentiation include: cross-platform interoperable solutions; easy-to-use features; and leading-edge trusted client/server infrastructure solutions. In addition, Wave continues to offer digital signature products which can be enhanced when combined with trusted computing platforms and features.

        In the market for data protection products there are well established software companies which provide software-based full disk encryption products and supporting infrastructure: PointSec (acquired by Checkpoint), Utimaco (acquired by Sophos), Credant, PGP (acquired by Symantec), SafeBoot (acquired by McAfee), Secude (acquired by SAP), WinMagic, GuardianEdge (acquired by Symantec) and others. As the market for hardware-based full disk encryption products evolves these companies have begun to provide support for the new trusted drives.

        One of the market challenges facing Wave is the establishment of a newly defined market category within the overall information security market for trusted computing software and services that includes a more complex business model for adoption. While the TCG specifications define a very complex and comprehensive cryptographic system that requires significant skills and resources, the market for security solutions that are as complex as those developed by Wave is in a formative stage of development. As a result, commercialization of these technologies has been slow to develop. It is also possible for other competitors to develop similar offerings to compete with our products or for new technologies to emerge that could replace existing technology that our products rely on thereby making our products non-competitive or obsolete. We can offer no assurances that Wave's products will become industry standards or become widely accepted by the marketplace.

International Market

        Most of our software products are controlled under various United States export control laws and regulations and may require export licenses for certain exports of the products and components outside of the United States and Canada. With respect to our EMBASSY Trust Suite and EMBASSY Trust Server software applications, we have applied for and received export classifications that allow us to export our products, without a license and with no restrictions, to any country throughout the world with the exception of Cuba, Iran, North Korea, Sudan and Syria.

        We believe the export classifications that we have received for our software products allow us to sell our products internationally in an effective, competitively advantageous manner. Enhancements to existing products may, and new products will, be subject to reviews by the Bureau of Export Administration to determine what export classification they will receive. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license, as we are currently allowed for the products that we've received classification, or make it more difficult to receive the desired classification. If export regulations were to be modified in such a way we may be put at a competitive disadvantage with respect to selling our products internationally.

Proprietary Rights and Licenses and Intellectual Property

        Our success depends, in part, on our ability to enjoy or obtain protection for our products and technologies under United States and foreign patent laws, copyright laws and other intellectual property laws, to preserve our trade secrets and to operate without infringing the proprietary rights of other parties. Any issued patent owned or licensed by us may not, however, afford adequate protection to us and may be challenged, invalidated, infringed upon or circumvented. Furthermore, you should understand that our activities may unknowingly infringe upon patents owned by others.

        Wave has been issued twelve (12) United States patents, of which one (1) has expired, relating to encryption and our proprietary EMBASSY and Wave Commerce technology. Wave has purchased two (2) additional patents in May 2010, bringing our total to thirteen (13) active US patents. We have three (3) patents pending before the United States Patent Office. In addition, we have three (3) foreign patents. Our patents are material to protecting some of our technology.

        As noted above, in May 2010, Wave acquired two U.S. patents pertaining to security subsystems for storage devices. The patents describe certain elements of core technology underlying SEDs. The purchase price was $1.1 million in cash. These patents (U.S. patents #7,036,020 and #7,426,747) were acquired by Wave from a company owned by Robert Thibadeau, Ph.D., a noted computer security expert who joined Wave in February 2010, as Senior Vice President and Chief Scientist. The patents were issued in 2006 and 2008 and are valid until 2021.

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

Research and Development

        Wave's products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development. We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications and eTMS products. For the years ended December 31, 2010, 2009 and 2008, we spent approximately $10.3 million, $7.8 million and $11.7 million, respectively, on research and development activities. Planned development expenditures for the year ended December 31, 2011, are expected to be approximately $11.5 million.

Employees

        As of December 31, 2010, we employed one hundred and twenty-nine (129) full-time employees, seventy (70) of whom were involved in sales, marketing and administration and fifty-nine (59) of whom were involved in research and development. As of December 31, 2010, we retained the services of four (4) full-time consultants. We believe our employee relations are satisfactory.

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

Item 1A.    Risk Factors

         Our business, financial condition and results of operation may be adversely affected by current economic and market conditions.

        The current global economic downturn could significantly and adversely affect our business, financial condition and results of operation. The decline in economic conditions may negatively impact the demand for our products and services and our ability to conduct our business thereby reducing our revenues and earnings. The economic downturn may have negatively impacted, among other things:

  •
  our continued growth and development of our business;

  •
  our liquidity;

  •
  our ability to raise capital and obtain financing; and

  •
  the price of our common stock.

         We have a history of net losses and expect net losses will continue. If we continue to operate at a loss our business will not be financially viable.

        We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave's revenue in 2010 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of December 31, 2010, we had an accumulated deficit of approximately $352.2 million and positive working capital of approximately $2.6 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets such as digital security and online commerce.

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

        If we do not succeed in these objectives we will not generate revenues and our business will not be sustainable.

         We may be unable to raise or generate the additional financing or cash flow which will be necessary to continue as a going concern for the next twelve months.

        Since we began our operations we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. We may be unable to raise or generate the additional financing or cash flow which will be necessary to continue as a going concern for the next twelve months.

        In addition to our efforts to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave may evaluate additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock our stockholders' ownership will be diluted and the shares issued may have rights, preferences or privileges senior to those of our common stock. In addition, if we pursue debt financing we may be required to pay interest costs. The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives. Even if we are successful in raising additional capital, uncertainty with respect to Wave's viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services considerable uncertainty exists as to whether or not Wave's business model is viable. If we are not successful in generating sufficient cash flow or obtaining additional funding we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or continue as a going concern.

         A single customer accounts for a significant portion of our revenues and, therefore, the loss of that customer may have a material adverse effect on our results of operations.

        We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 80% of our revenue for the year ended December 31, 2010. If our relationship with any of our significant customers were disrupted we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

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

         If our OEM customers fail to purchase our components or to sell sufficient quantities of their products incorporating our components or if our OEM customers' sales timing and volume fluctuates, it may have a material adverse effect on our results of operations.

        Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 80% of our revenue for the year ended December 31, 2010. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products or fail to sell a sufficient quantity of products incorporating our components or if the OEM customers' sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

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

        Wave's business model relies on an assumed market of tens of millions of units shipping with built-in security hardware and for Wave to be successful selling its version of client and server software products to the users of such units. Because this market remains in the early stage of development there is significant uncertainty with respect to the validity of the future size of the market. If the market for computer systems that utilize our products and services does not grow to the extent necessary for us to realize our business plan, we may not be successful.

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

        Wave's offering represents a highly complex architecture designed to solve many of the security issues currently present with computer systems such as identity theft, fraudulent transactions, virus attacks, unauthorized access to restricted networks and other security problems that users of computer systems generally encounter. We are uncertain as to whether the marketplace will accept our solution to these security problems. We will not be successful if the market does not accept the value proposition that we perceive to be present in our products and services.

        Although Wave has expended considerable resources in developing technology and products that utilize our technology and in business development activities in an attempt to drive the development of the hardware security market, we do not have a track record as a substantial supplier or service provider to consumers of computer systems. Therefore, uncertainty remains as to whether we will be accepted as a supplier to the enterprise and consumer markets which will likely be necessary for us to be a successful commercial enterprise.

         Our products have not been accepted as industry standards which may slow their sales growth.

        We believe platforms adopting integrated hardware security into the PC will become a significant standard feature in the overall PC marketplace. However, our technologies have not been accepted as industry standards. Standards for trusted computing are still evolving. To be successful we must obtain acceptance of our technologies as industry standards, modify our products and services to meet whatever industry standards ultimately develop and/or adapt our products to be complementary to whatever these standards become. If we fail to do any of these we will not be successful in commercializing our technology; and therefore, we will not generate sales to fund our operations and develop into a self-sustaining, profitable business.

         If we do not keep up with technological changes our product development and business growth will suffer.

        Because the market in which we operate is characterized by rapidly changing technology, changes in customer requirements, frequent new products, service introductions and enhancements and emerging industry standards, our success will depend upon, among other things, our ability to improve our products, develop and introduce new products and services that keep pace with technological developments, maintain our products compatibility with changing computer system platforms, respond to evolving customer requirements and achieve market acceptance on a timely and cost effective basis. If we do not identify, develop, manufacture, market and support new products and deploy new services effectively and timely our business will not grow, our financial results will suffer and we may not have the ability to remain in business.

         We are subject to risks relating to potential security breaches of our software products.

        Although we have implemented in our products various security mechanisms, our products and services may nevertheless be vulnerable to break-ins, piracy and similar disruptive problems caused by Internet users. Any of these disruptions would harm our business. Advances in computer capabilities, new discoveries in the field of security or other developments may result in a compromise or breach of the technology we use to protect products and information in electronic form. Computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the computer systems of users of our products which may result in significant liability to us and may also deter potential customers.

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

        An increasing number of market entrants have introduced or are developing products and services that compete with Wave's. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave's potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco (acquired by Sophos),

PGP (acquired by Symantec), Credant, SafeBoot (acquired by McAfee), SafeNet, WinMagic, Secude (acquired by SAP) and GuardianEdge (acquired by Symantec) and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computing applications including Softex Incorporated, Phoenix Technologies Ltd., Infineon Technologies AG and Microsoft.

        Other companies have developed or are developing technologies that are, or may become, the basis for competitive products in the field of security and electronic content distribution. Some of those technologies may have an approach or means of processing that is entirely different from ours. Existing or new competitors may develop products that are superior to ours or that otherwise achieve greater market acceptance than ours. Due to Wave's early stage and lower relative name recognition compared to many of our competitors and potential competitors, our competitive position in the marketplace is vulnerable.

         We have a high dependence on relationships with strategic partners that must continue or our ability to successfully produce and market our products will be impaired.

        Due in large part to Wave's early stage and lower name recognition we depend upon strategic partners such as large, well established personal computer and semiconductor manufacturers and computer systems' integrators to adopt our products and services within the Trusted Computing marketplace. These companies may choose not to use our products and could develop or market products or technologies that compete directly with us. We cannot predict whether these third parties will commit the resources necessary to achieve broad-based commercial acceptance of our technology. Any delay in the use of our technology by these partners could impede or prohibit the commercial acceptance of our products. Although we have established some binding commitments from some of our strategic partners there can be no assurance that we will be able to enter into additional definitive agreements or that the terms of such agreements will be satisfactory. It will be necessary for Wave to expand upon our current business relationships with our partners, or form new ones, in order to sell more products and services for Wave to become a viable, self-sufficient enterprise.

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

        We believe that our future success depends upon the continued service of our key technical and management personnel and on our ability to attract and retain highly skilled technical, management, sales and marketing personnel. Our industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. Competition for these employees can be intense. There can be no assurance that our current employees will continue to work for us or that we will be able to hire any additional personnel necessary for our growth. We may not be able to attract, assimilate or retain qualified technical and managerial personnel in the future and the failure of us to do so would have a material adverse effect on our business.

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

        We rely on trade secrets and proprietary know-how which we protect, in part, by confidentiality agreements with our employees and contract partners. However, our confidentiality agreements may be breached and we may not have adequate remedies for these breaches. Our trade secrets may become known or be independently discovered by competitors. We also rely on intellectual property laws to prevent the unauthorized duplication of our software and hardware products. However, intellectual property laws may not adequately protect our technology. We have registered various trademark and service mark registrations with the United States Patent and Trademark Office. Wave may apply for additional name and logo marks in the United States and foreign jurisdictions in the future but we cannot assure you that registration of any of these trademarks will be granted.

         Regulation of international transactions may limit our ability to sell our products in foreign markets.

        Most of our software products are controlled under various United States export control laws and regulations and may require export licenses for certain exports of the products and components outside of the United States and Canada. With respect to our EMBASSY Trust Suite and EMBASSY Trust Server software applications, we have applied for and received export classifications that allow us to export our products without a license and with no restrictions to any country throughout the world with the exception of Cuba, Iran, North Korea, Sudan and Syria.

        Any new product offerings will be subject to review by the Bureau of Export Administration to determine what export classification they will receive. Enhancements to existing products may be subject to review by the Bureau of Export Administration to determine their export classification. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Currently we are allowed to export the products for which we have received classification in an unrestricted manner without a license. However, modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license. Such modifications could also make it difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.

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

         Our stock price is volatile.

        The price of our Class A Common Stock has been, and likely will continue to be, subject to wide fluctuations in response to a number of events and factors such as:

  •
  quarterly variations in operating results;

  •
  announcements of technological innovations, new products, acquisitions, capital commitments or strategic alliances by us or our competitors;

  •
  the operating and stock price performance of other companies that investors may deem comparable to us; and

  •
  news reports relating to trends in our markets.

        In addition, the stock market in general and the market prices for technology-related companies in particular, have experienced significant price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our Class A Common Stock and any of our other securities for which a market develops regardless of our operating performance. Securities class action litigation has often been instituted against companies that have experienced periods of volatility in the market price for their securities. It is possible that we could become the target of litigation of this kind that would require substantial management attention and expense. The diversion of management's attention and capital resources could have a material adverse affect on our business. In addition, any negative publicity or perceived negative publicity of any such litigation could have an adverse impact on our business.

         We may be subject to conflicts of interest that could adversely slow our corporate governance process.

        Our current Board of Directors does not include any representatives of our strategic partners. However, our Board of Directors has included in the past and may include in the future, representatives of our strategic partners. It is possible that those corporations may be competing against us, or each other, directly or indirectly. A director who also represents another company may voluntarily abstain from voting on matters where there could be conflicts of interest. Even if such a director does abstain, his presence on the Board could affect the process or the results of the Board's deliberations. We have adopted no policies or procedures to reduce or avoid such conflicts. If such conflicts of interest arise they may have a materially adverse effect on our business.

         Governmental regulation may slow our growth and decrease our profitability.

        There are relatively few laws or regulations that apply directly to the Internet. Because our business is dependent, in significant respect, on the Internet, the adoption of new local, state, national or international laws or regulations may decrease the growth of Internet usage or the acceptance of Internet commerce which could decrease the demand for our products and services and increase our costs or otherwise have a material adverse effect on our business.

        Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales, use and income taxes.

         If we make any acquisitions we will incur a variety of costs and may never realize the anticipated benefits.

        If appropriate opportunities become available we may attempt to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. If we do undertake any transaction of this sort the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may require significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses which could adversely affect our results of operations and financial condition.

         If our common stock ceases to be listed for trading on the NASDAQ Capital Market it may harm our stock price and make it more difficult to sell shares.

        Our common stock is listed on the NASDAQ Capital Market. In order to maintain our NASDAQ listing NASDAQ Marketplace Rule 5550(a)(2) requires that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. Because of the volatility in our common stock price there can be no assurance that we will be able to maintain compliance with this requirement. If our minimum bid price remains below $1.00 for 30 consecutive trading days, under the current NASDAQ Capital Market rules, we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period. In the event that we do not regain compliance during such 180 day period we would be entitled to an additional 180 day compliance period if we meet the other initial listing requirements of the NASDAQ Capital Market at the end of such initial 180 day period. If our common stock ceases to be listed for trading on the NASDAQ Capital Market we expect that our common stock would be traded on the Over-the-Counter Bulletin Board (OTC-BB). The level of trading activity of our common stock may decline if it is no longer listed on the NASDAQ Capital Market. If our common stock ceases to be listed for trading on the NASDAQ Capital Market for any reason it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Summarized below is a listing of properties leased by Wave. Our principal research and development activities are conducted at the Princeton and Cupertino facilities. We believe our office facilities are suitable and adequate for our business as it is presently conducted.

Facility	Sq. Ft.	Approximate Annualized Lease Cost	Lease Expires
Lee, MA	13,473	$154,331	Monthly
Princeton, NJ	4,924	99,072	Dec. 2014
Cupertino, CA	14,573	521,934	Feb. 2013
Orvault, France	250	13,563	Feb. 2012

Item 3.    Legal Proceedings

        None.

Item 4.    Removed and Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information & Dividends

        Our Class A Common Stock trades on the NASDAQ Capital Market under the symbol "WAVX". The following table sets forth, for the periods indicated, the high and low sales prices per share for our Class A Common Stock. There is no established trading market for our Class B Common Stock.

	High	Low
Year Ended December 31, 2010
First Quarter	$4.75	1.41
Second Quarter	4.20	2.20
Third Quarter	3.35	1.76
Fourth Quarter	4.64	2.15
Year Ended December 31, 2009
First Quarter	$.98	.38
Second Quarter	1.25	.49
Third Quarter	1.12	.80
Fourth Quarter	1.48	.82

        As of March 4, 2011, there were approximately 21,500 holders of our Class A Common Stock. As of such date, there were 12 holders of our Class B Common Stock.

        On March 14, 2011, the last sale price reported on the NASDAQ Capital Market for the Class A Common Stock was $3.48.

        We have never declared, nor paid, cash dividends on our Class A Common Stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends on our Class A Common Stock in the foreseeable future.

Performance Graph

        The following line graph compares the Company's cumulative total return to stockholders with the cumulative total return of the NASDAQ Market Value Index and the Computer Related Services SIC Code Index from December 31, 2005 through December 31, 2010. These comparisons assume the investment of $100 on December 31, 2005 and the reinvestment of dividends. The stock performance on the graph is not necessarily indicative of future stock price performance.

Wave Systems Corp.
Comparison of Cumulative Total Return to Stockholders
December 31, 2005 through December 31, 2010

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Wave Systems Inc, the NASDAQ Composite Index
and SIC Code Index

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Wave Systems	Peer Group (SIC Code 7379)	NASDAQ Market
12/31/05	$100.00	$100.00	$100.00
12/31/06	$124.02	$112.99	$111.74
12/31/07	$71.08	$95.24	$124.67
12/31/08	$18.14	$37.85	$73.77
12/31/09	$69.61	$58.41	$107.12
12/31/10	$193.14	$77.05	$125.93

Item 6.    Selected Financial Data

        The selected historical consolidated financial data presented below as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 are derived from our audited Consolidated Financial Statements contained in Item 8 of this report. The historical consolidated data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	2010	2009	2008	2007	2006
Net Revenues	$26,050,792	$18,888,879	$8,809,815	$6,306,960	$3,116,381

Operating expenses:
Cost of net revenues	1,776,818	1,397,891	824,181	811,970	983,671
Selling, general and administrative	18,092,489	12,992,715	16,375,372	15,222,896	12,598,389
Research and development	10,288,460	7,825,058	11,702,776	10,557,937	8,486,368
Write-off of intangible and other impaired assets	—	—	447,128	—	—

Total operating expenses	30,157,767	22,215,664	29,349,457	26,592,803	22,068,428

Operating loss	(4,106,975)	(3,326,785)	(20,539,642)	(20,285,843)	(18,952,047)

Other income (expense):
Gain on decrease in value of warrant liability	—	—	—	—	2,794
Net interest and other income (expense)	(15,842)	(19,466)	(9,572)	334,292	163,980

Total other income (expense)	(15,842)	(19,466)	(9,572)	334,292	166,774

Net loss	(4,122,817)	(3,346,251)	(20,549,214)	(19,951,551)	(18,785,273)
Accretion of non-cash beneficial conversion feature on convertible preferred stock	—	—	(657,000)	—	—

Net loss attributable to common stockholders	$(4,122,817)	$(3,346,251)	$(21,206,214)	$(19,951,551)	$(18,785,273)

Weighted average number of common shares outstanding during the period	79,924,475	68,526,572	55,379,118	46,660,794	36,735,059
Loss per common share-basic and diluted	$(0.05)	$(0.05)	$(0.38)	$(0.43)	$(0.51)

Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

Consolidated Balance Sheet Data

	2010	2009	2008	2007	2006
Working capital	$1,238,456	$(2,046,998)	$(6,322,057)	$1,676,412	$5,369,273
Total assets	17,083,883	6,327,925	3,429,774	6,037,856	9,359,677
Long-term liabilities	116,734	183,505	245,362	—	—
Total liabilities	14,387,112	8,187,880	9,448,777	3,542,345	3,439,408
Total stockholders' equity (deficit)	$2,696,771	$(1,859,955)	$(6,019,003)	$2,495,511	$5,920,269

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Wave's management has focused its activities and resources on the continued development and marketing of the TCG-compliant software products known as the EMBASSY Trust Suite and EMBASSY Trust Server Applications. As the market for TPM-enabled products has evolved, Wave has developed its products to support security hardware based on the TCG specifications. Wave's products are designed to support cross platform interoperability for the currently available TPM chips from Nuvoton, Broadcom, Atmel, Infineon and ST Microsystems which appear on TPM-based platforms shipped by Dell, Intel, Acer, Fujitsu, Hitachi, Toshiba, Samsung, Lenovo, ASUS and HP.

        Wave is devoting its resources to capitalize on the opportunities, and overcome the specific challenges, presented by this developing market as it continues to pursue a strategy of educating the marketplace on the benefits that trusted computing has to offer while continuing to develop the basic software applications designed to enable this emerging technology. The market trends and opportunities on which management focused the Company's activities during the year ended December 31, 2010, included the following:

  •
  The need for organizations of all sizes to comply with consumer laws and state and federal legislation requiring data and identity theft protection—Wave has worked with Fujitsu, Toshiba and Samsung on developing Opal-compliant SED solutions that utilize our client (TDM) and server-based (ERAS) software applications to address this need. Dell offers SEDs from Seagate (DriveTrustTM technology) and Samsung (Opal), which in early 2009 introduced a solid-state SED using flash memory. Both the Seagate and Samsung SEDs are currently offered by Dell bundled with Wave's client TDM software for pre-boot authentication and initialization of the drive. Enterprises also have the option of selecting Wave's ERAS application for the centralized administration and management of the drives.

  •
  Emergence of TPM-enabled PCs being sold into the marketplace—this emergence is complementary to Wave's business model which largely relies upon providing services for Trusted Platforms rather than selling the hardware itself.

  •
  Alignment of business and security strategies—these strategies are more closely aligned due to the increasing rate of significant high profile and costly security breaches and the risks associated with such breaches.

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

        In pursuing these opportunities many significant challenges must be overcome, including:

  •
  Tight enterprise IT budgets—while we believe enterprise security should be a priority, overall economic conditions have resulted in tight enterprise IT budgets.

  •
  Long sales cycle due to a lack of support for enterprise spending on security solutions—information security continues to be viewed as an IT issue rather than a business issue.

  •
  Need for education regarding the use of TPMs—the marketplace needs to be educated on the advantages of utilizing hardware-based trusted platforms as a security solution.

  •
  Limited availability of capital resources—Wave has financed the development of its business, in large part, by issuing new equity (See Liquidity and Capital Resources section for a detailed discussion of financing activities during 2010).

  •
  Competitive marketplace—we operate in a highly competitive market consisting of enterprises that have greater name recognition and customer bases and more financial, technical, and marketing resources.

  •
  General economic conditions—the current economic downturn has had, and may continue to have, an adverse effect on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

        Management has focused on entering into licensing contracts pursuant to which PC and chip OEMs license our applications and distribute them as part of their offerings while paying Wave a royalty for each unit shipped. Revenue earned on these licensing contracts for the years ended December 31, 2010 and 2009 was approximately $19,980,000 and $16,487,000, respectively.

        Management is focused on developing the client and server-side applications and tools that will enable enterprises to manage an IT infrastructure that relies on products built using TCG specifications. Wave is devoting a significant portion of its research and development budget to address this opportunity as we believe that this will be a key ingredient for enterprises in successfully implementing a Trusted Platform solution.

        Management is also focused on pursuing opportunities for its eTMS product suite. The eTMS product suite provides digital signing and document management solutions to the financial services and other vertical markets in which there is an identifiable value proposition in implementing these solutions.

Operating Expense Trends

        Selling, general and administrative expenses ("SG&A") increased from 2009 to 2010 as a result of headcount additions in support of our additional sales, marketing and business development and support activities during 2010, net of allocated share-based compensation expenses incurred during 2010 and 2009. For the years ended December 31, 2010, 2009 and 2008, we have incurred approximately $18.1 million, $13.0 million and $16.8 million, in SG&A expenses, respectively. Share-based compensation expenses allocated to SG&A for the years ended December 31, 2010, 2009 and 2008 were approximately $1.9 million, $1.1 million and $1.3 million, respectively.

        The activities supported by these expenditures include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

        Given the early stage nature of the markets for products that use our technology we have expended, and plan to continue to expend, considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing saleable products and markets for our technology. As a result, we expect overall sales and marketing expenditures, as well as, overall research and development expenditures to increase as compared with 2010 (See Liquidity and Capital Resources).

        The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in Item 8.

Critical Accounting Policies

        Wave's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis management evaluates its estimates and judgments, including those related to depreciation and amortization, revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, software development, contingencies and share based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 8—Financial Statements and Supplementary Data.

        Revenue Recognition—Wave's business model targets revenues primarily from the licensing of its EMBASSY Trust Suite and eTMS software products and development contracts. These sales arrangements may include multiple-elements and/or require significant modification or customization of our software.

        Wave recognizes revenue when it is realized or realizable and earned. Wave considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Wave reduces revenue, if applicable, for estimated customer returns, rotations and sales rebates when such amounts can be estimated. When these amounts cannot be estimated Wave defers revenue until the product is sold to the end-user. In addition to the aforementioned general policy the following are the specific revenue recognition policies for each major category of revenue:

  LICENSES

        Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term provided Wave has vendor-specific objective evidence ("VSOE") of the fair value of each undelivered element for arrangements that contain multiple elements. Revenue is deferred for undelivered elements for these arrangements. Revenue is also deferred for the delivered elements if VSOE does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers rights to any future upgrades at no additional charge or future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element.

        Cost of net revenues—licensing includes foreign tax withholdings, customer support personnel costs and share-based compensation expense.

  SERVICES

        Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized using the percentage of completion method. Wave measures the percentage of completion by reference to the proportion of contract hours incurred for work performed to date to the estimated total contract hours expected to be incurred. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

        Cost of net revenues—services includes non-recurring government time and materials costs incurred in connection with a contract with the United States Department of Defense and share-based compensation expense.

        In order to enhance the comparability of its results of operations with other security software providers in the industry Wave has classified cost of net revenues to a component of operating expenses. As a result, a gross profit analysis is not presented.

        Share-based Compensation—We recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan. Share-based compensation expense recognized is based on the value of the portion of share-based payment award that is ultimately expected to vest and has been reduced for estimated forfeitures. We value share-based payment awards at grant date using an option-pricing model. Our determination of the fair value of the share-based payment award on the date of grant using the option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the award and actual and projected employee stock option exercise behaviors.

Results of Operations

Comparison of the years ended December 31, 2010 and 2009

        Wave had net revenues of $26,050,792 and $18,888,879 for the years ended December 31, 2010 and 2009, respectively. The increase in net revenues was due primarily to an increase in licensing revenues. Licensing revenues increased by $6,722,986 during 2010 as compared to 2009. This increase in licensing revenues was due primarily to (i) an increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $1,901,000 in revenue on an order received in late December 2009 through an OEM partner on behalf of its customer, a U.S.-based global automaker and (ii) higher per-unit royalty rates earned during 2010 as compared to 2009 as a majority of the TPMs shipped during 2010 were bundled with Wave's latest version of its EMBASSY Trust Suite software—ETS 3.0. Per Wave's software license agreement with Dell, and as a result of added product enhancements, ETS 3.0 earns a higher per-unit royalty rate than the previous version of ETS. Services revenue, consisting primarily of non-recurring government contracts, increased by $438,927 during 2010 as compared to 2009. Services revenue earned during 2009 included $781,677 from a time and materials contract awarded by the United States Department of Defense. In October 2009 Wave was awarded an additional $1,600,000 fixed-price modification to this contract, of which $1,314,763 of revenue was recognized during 2010. The project, as modified, was completed during February 2011. Under the contract, Wave provided consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

        The table below sets forth the components that make up net revenues for the year ended December 31, 2010 and 2009:

	2010	2009	Increase	% Change
Licensing	$24,736,029	$18,013,043	$6,722,986	37%
Services	1,314,763	875,836	438,927	50%

Total Net Revenues	$26,050,792	$18,888,879	$7,161,913	38%

        Cost of net revenues—licensing, which consists primarily of foreign tax withholdings, customer support personnel costs and share-based compensation expense, was $1,177,114 for the year ended

December 31, 2010 as compared to $876,723 for 2009. The increase in cost of net revenues—licensing was due to (i) headcount additions in support of our customer support activities and (ii) an increase in foreign tax withholdings in connection with the increased license revenue earned during 2010 versus 2009. The increase in net revenues noted above did not materially impact cost of net revenues—licensing as the increase was due primarily to higher per-unit royalty rates earned during 2010 as compared to 2009. Cost of net revenues—services, which consists primarily of non-recurring government time and materials costs, was $599,704, for the year ended December 31, 2010 as compared to $521,168 in 2009. In order to enhance the comparability of its results of operations with other security software providers in the industry, Wave presents cost of net revenues as a component of operating expenses. As a result, a gross profit analysis is not presented.

        SG&A expenses for the year ended December 31, 2010 were $18,092,489, as compared to $12,992,715 in 2009, an increase of approximately 39%. The increase in SG&A expenses during the year ended December 31, 2010 was due primarily to (i) an increase in salaries and related benefits totaling approximately $2,693,000, (ii) an increase of approximately $866,000 in share-based compensation, (iii) an increase of approximately $534,000 in travel expenses, supporting Wave's growing customer base, (iv) an increase of approximately $256,000 in professional services expenses, consisting primarily of recruitment and regularly occurring legal fees, and (v) an increase of approximately $553,000 in trade show and marketing expenses, in each case as compared to 2009. Share-based compensation expense allocated to SG&A was approximately $1,931,000 for the year ended December 31, 2010 as compared to approximately $1,068,000 in 2009.

        The activities supported by SG&A expenses include business development, sales, marketing (including product development and product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions. Given the early stage nature of the markets for products that use our technology, we have expended, and plan to continue to expend, considerable resources in the sales, marketing and business development and support activities referred to above that will be necessary for us to be successful in developing products and markets for our technology. We expect SG&A expenses to continue to increase in the near future reflecting our increased activities supported by SG&A expenses. Actual SG&A expenditures may vary depending upon the future business needs of Wave.

        Research and development expenses ("R&D") for the year ended December 31, 2010 were $10,288,460, as compared to $7,825,058 in 2009, an increase of approximately 31%. This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $1,594,000, supporting Wave's OEM relationships, as compared to 2009. Also, professional fees, consisting primarily of outsourced engineering fees, increased approximately $609,000 for the year ended December 31, 2010 versus 2009. Share-based compensation expense allocated to R&D was approximately $807,000 for the year ended December 31, 2010, as compared to approximately $607,000 in 2009.

        Interest income for the year ended December 31, 2010 was $830 as compared to $1,918 in 2009. Interest expense for the year ended December 31, 2010 was $16,672 as compared to $21,384 in 2009. Interest expense is primarily attributable to interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure in 2008.

        Due to the reasons set forth above, our net loss for the year ended December 31, 2010 was $4,122,817 as compared to $3,346,251 for year ended December 31, 2009.

Comparison of the years ended December 31, 2009 and 2008

        Wave had net revenues of $18,888,879 and $8,809,815 for the years ended December 31, 2009 and 2008, respectively. The increase in net revenues was due primarily to an increase in licensing revenues.

Licensing revenues increased by $9,321,467 during 2009 as compared to 2008. This increase in licensing revenue was due to higher per-unit royalty rates earned during 2009 as compared to 2008, primarily related to an amendment of Wave's software license agreement with Dell that was executed in December 2008 and was retroactive to November 1, 2008. Pursuant to the amendment, the per-unit royalties that Wave receives for each Dell PC model shipping with Wave's EMBASSY Trust Suite software increased by at least 100% per unit. The amendment provides that this increase in per-unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice. Services revenue, consisting primarily of non-recurring government time and materials contracts, increased by $757,597 during 2009 as compared to 2008, due primarily to revenue earned from a $748,640 contract awarded by the United States Department of Defense. Under the contract, Wave provided consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

        The table below sets forth the components that make up net revenues for the year ended December 31, 2009 and 2008:

	2009	2008	Increase	% Change
Licensing	$18,013,043	$8,691,576	$9,321,467	107%
Services	875,836	118,239	757,597	641%

Total Net Revenues	$18,888,879	$8,809,815	$10,079,064	114%

        Cost of net revenues—licensing, which consists primarily of foreign tax withholdings, customer support personnel costs and share-based compensation expense, was $876,723, for the year ended December 31, 2009 as compared to $736,429 for the same period in 2008. The increase in cost of net revenues—licensing was due to higher foreign taxes withheld during the year ended December 31, 2009 versus the prior period offset partially by lower customer support personnel costs. The increase in net revenues noted above did not materially impact cost of net revenues—licensing as the increase was due primarily to higher per-unit royalty rates earned during 2009 as compared to 2008. Cost of net revenues—services, which consists primarily of non-recurring government time and materials costs, was $521,168, for the year ended December 31, 2009 as compared to $87,752 for the same period in 2008. The change in cost of net revenues—services was due to an increase in non-recurring government time and materials costs in connection with a contract with the United States Department of Defense during the year ended December 31, 2009 versus the prior year.

        SG&A expenses for the year ended December 31, 2009, were $12,992,715, as compared to $16,375,372 for the comparable period of 2008, a decrease of approximately 21%. SG&A expenses decreased from 2008 to 2009 as a result of various cost savings initiatives in the sales, marketing and business development and support activities during 2009. Share-based compensation expense allocated to SG&A was approximately $985,000 at Wave and $83,000 at Wavexpress for the year ended December 31, 2009 as compared to approximately $1,202,000 for Wave and $107,000 for Wavexpress for the year ended December 31, 2008. Other notable decreases in SG&A expenses for the year ended December 31, 2009 as compared to 2008 included (i) a decrease of approximately $1,351,000 in professional fees, primarily resulting from the suspension of Wavexpress' TVTonic consumer media service on December 1, 2008, (ii) a decrease of approximately $291,000 in travel expenses, (iii) a decrease of approximately $256,000 in public relations expenditures, (iv) a decrease of approximately $461,000 in telephone expenses, (v) a decrease of approximately $222,000 in rent and utility expenses and (vi) a decrease of approximately $144,000 in conference and trade show expenditures. Included in the SG&A expenses listed above are Wavexpress' selling, general and administrative expenses, which were $437,339 and $2,117,913 for the years ended December 31, 2009 and 2008, respectively. The decrease in such expenses reflects the suspension of Wavexpress' TVTonic consumer media service as of December 1, 2008.

        R&D expenses for the year ended December 31, 2009, were $7,825,058, as compared to $11,702,776 for the comparable period of 2008, a decrease of 33% resulting from various cost savings initiatives in our engineering activities during 2009. This decrease was primarily attributable to decreased salaries, fringe and benefit expenditures of approximately $3,196,000, associated with headcount reductions, as compared to the year ended December 31, 2008. In addition, product development costs, consisting of language translation charges, decreased approximately $193,000 and professional fees, consisting primarily of consulting fees, decreased approximately $230,000 during the year ended December 31, 2009 versus 2008. Share-based compensation expense allocated to R&D was approximately $543,000 at Wave and $64,000 at Wavexpress for the year ended December 31, 2009 as compared to approximately $661,000 for Wave and $106,000 for Wavexpress for the year ended December 31, 2008. Wavexpress' research and development expenditures included in the above were $193,683 and $1,564,698 for the years ended December 31, 2009 and 2008, respectively. The decrease of approximately 88% was due primarily to a decrease in salaries and fringe benefit expenditures reflecting the suspension of Wavexpress' TVTonic consumer media service as of December 1, 2008.

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

Liquidity and Capital Resources

        Wave has incurred substantial operating losses since its inception and, as of December 31, 2010, has an accumulated deficit of $352,158,932. We may also incur an operating loss for the fiscal year of 2011. As of December 31, 2010, we had positive working capital of $2,588,456.

Sources and Uses of Cash

        At December 31, 2010 we had $3,595,076 in cash and cash equivalents versus $1,900,014 as of December 31, 2009, resulting in a net increase in cash of $1,695,062 for the year ended December 31, 2010. The table below shows the year-to-year comparison of the significant elements of cash used in or provided by operating, investing and financing activities and a reconciliation of each year's operating results reported in the statement of operations to the total increase (decrease) in cash for the years ended December 31, 2010, 2009 and 2008. The overall net loss increased by $776,566 (to $4,122,817 from $3,346,251) for the year ended December 31, 2010 versus the year ended December 31, 2009, and cash used in operating activities decreased by $2,199,760 (to $2,480,670 from $4,680,430). In comparing the year ended December 31, 2009 to 2008, the overall net loss decreased by $17,202,963 (to $3,346,251 from $20,549,214), while cash used in operating activities decreased by $7,751,385 (to $4,680,430 from $12,431,816).

        As shown below, the total net change in cash over the last three years has fluctuated significantly from a net cash decrease for the year ended December 31, 2008 of $2,762,467 to a net cash increase for the year ended December 31, 2009 of $948,451 to a net cash increase for the year ended December 31, 2010 of $1,695,062.

Consolidated Statement of Cash Flow Data

	For the years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(4,122,817)	$(3,346,251)	$(20,549,214)

Compensation associated with issuance of stock options	2,813,816	1,724,874	2,105,941
Depreciation and amortization	404,795	259,210	395,253
Impairment of Wavexpress property and equipment	—	—	447,128

Total adjustments to reconcile net loss to cash used in operating activities	3,218,611	1,984,084	2,948,322

Increase in prepaid expenses, receivables and other assets	(7,837,553)	(2,120,903)	(428,457)
Increase in deferred revenue	6,303,168	2,016,817	1,195,019
Increase (decrease) in accounts payable and accrued expenses	(42,079)	(3,214,177)	4,402,514

Changes in assets and liabilities	(1,576,464)	(3,318,263)	5,169,076

Net cash used in operating activities	(2,480,670)	(4,680,430)	(12,431,816)

Cash flows from investing activities:
Acquisition of property and equipment	(528,138)	(88,007)	(232,512)
Acquisition of intangibles	(1,100,000)	—	—

Net cash used in investing activities	(1,628,138)	(88,007)	(232,512)

Cash flows from financing activities:
Payments on capital lease obligation	(61,857)	(63,537)	(26,898)
Net proceeds from sale of preferred stock	—	—	2,688,372
Net proceeds from sale of common stock	—	5,494,780	7,011,013
Proceeds from employee options under stock plans	601,807	260,285	229,428
Proceeds from employee stock option exercises	1,284,629	—	—
Payment in lieu of fractional shares in reverse stock split	—	—	(54)
Proceeds from the exercise of warrants	3,979,291	102,800	—
Payment of dividends on preferred stock	—	(77,440)	—

Net cash provided by financing activities	5,803,870	5,716,888	9,901,861

Net increase (decrease) increase in cash	$1,695,062	$948,451	$(2,762,467)

Supplemental cash flow information:
Non-cash financing activities:
Conversion of 8% Series K Preferred stock into Class A Common Stock	$—	$45,600	$—

Conversion of Series J Preferred stock into Class A Common Stock	$—	$9,100	$—

Conversion of 8% Series I Preferred stock into Class A Common Stock	$—	$22,000	$—

Capital lease obligation for capital expenditures	$—	$—	$335,797

Cash paid during the year for:
Interest	$16,672	$21,384	$10,415

Adjustments to reconcile net loss to cash used in operating activities

        Adjustments to reconcile net loss to cash used in operating activities are items reported in Wave's Consolidated Statement of Operations that do not require an outlay or receipt of cash in the year that they are reported under generally accepted accounting principles. Compensation associated with the issuance of stock options and depreciation and amortization make up a significant portion of the differences between Wave's reported net loss year over year compared to the differences in the amount of cash used by Wave's operations over each of the periods. During 2008 Wave recorded an impairment charge for Wavexpress property and equipment as a result of the suspension of their TVTonic consumer media service on December 1, 2008. These items resulted in a net reduction in the amount of cash used in operating activities of $3,218,611 for the year ended December 31, 2010 versus $1,984,084 for the year ended December 31, 2009 and $2,948,322 for the year ended December 31, 2008. The individual items that make up these adjustments are listed in the table above and described in greater detail in the Results of Operations sections.

Cash used in operations

        The amount of cash used in operations decreased to $2,480,670 for the year ended December 31, 2010 from $4,680,430 used for the year ended December 31, 2009, which decreased from $12,431,816 used for the year ended December 31, 2008. As shown above, the fluctuations in cash used in operations were the result of the changes in the net losses in each of the three years ended December 31, 2010, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts, which, under generally accepted accounting principles, are not reported in the Statement of Operations.

        Our largest source of operating cash flow is cash collections from our customers. Cash collections from customers amounted to $24,343,140, $18,512,712 and $9,410,271 for the years ended December 31, 2010, 2009 and 2008, respectively. Our primary uses of cash in operations are for personnel related expenditures and other general operating expenses.

Comparison of the years ended December 31, 2010 and 2009

        Net cash used in operating activities decreased primarily due to an increase in cash received from customers resulting from an increase in net revenues in 2010 as compared to 2009. This decrease was offset by an increase in cash payments for personnel related expenditures, primarily resulting from a higher average headcount during 2010 as compared to 2009, and an increase in payments to consultants, primarily for outsourced engineering services. The decrease in net cash used in operations was also offset by an increase in cash payments to suppliers, primarily as a result of increased tradeshow and marketing activities during 2010 as compared to 2009. The increase in prepaid expenses, receivables and other assets was primarily due to the fulfillment of $8.1 million of orders invoiced and delivered in late December 2010. Wave received $5.2 million in additional license and maintenance orders through its PC OEM partners on behalf of a U.S.-based automotive company. The orders increased the total value of the automaker's software orders to $10.9 million, $6.7 million of which will be recorded as revenue over the next 12 months, $1.9 million of which was recorded as revenue in 2010 and $2.3 million of which is expected to be recognized as revenue in 2012 through 2014. As of December 31, 2010 we have not established VSOE for the fair value of each undelivered element for our software and maintenance services. Accordingly, our license and maintenance sales are recorded as deferred revenue and then recognized generally over a 365-day period. As a result, the increase in deferred revenue was due primarily to the order referred to above.

Comparison of the years ended December 31, 2009 and 2008

        Net cash used in operating activities decreased due to an increase in cash received from customers resulting from an increase in net revenues in 2009 as compared to 2008. Additionally, the decrease in net cash used in operating activities was attributable to a decrease in cash payments for personnel related expenditures, primarily resulting from a lower average headcount during 2009 as compared to 2008, and a decrease in cash payments to suppliers during 2009, primarily as a result of the suspension of Wavexpress' TVTonic consumer media service on December 1, 2008. The increase in prepaid expenses, receivables and other assets was primarily due to a $1.9 million order invoiced and delivered in late December 2009 for software licenses and annual maintenance that Wave received through a PC OEM partner on behalf of a U.S.-based automotive company. As noted above, we have not established VSOE for the fair value of each undelivered element for our software and maintenance services. Accordingly, our license and maintenance sales are recorded as deferred revenue and then recognized generally over a 365-day period. As a result, the increase in deferred revenue was due primarily to the order received in late December 2009.

Cash flows from investing activities

        Cash used in investing activities consisted of funds used to acquire capital assets totaling $528,138, $88,007 and $232,512 for the years ended December 31, 2010, 2009 and 2008, respectively, and amortizable intangible assets totaling $1,100,000, $-0- and $-0- for the years ended December 31, 2010, 2009 and 2008, respectively. Wave expects to continue to acquire capital assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue at approximately the same level as the 2010 expenditures. In May 2010 Wave acquired two U.S. patents pertaining to security subsystems for storage devices. The patents describe certain elements of core technology underlying SEDs. The purchase price was $1.1 million in cash. These patents (U.S. patents #7,036,020 and #7,426,747) were acquired by Wave from a company owned by Robert Thibadeau, Ph.D., a noted computer security expert who joined Wave in February 2010 as Senior Vice President and Chief Scientist. The patents were issued in 2006 and 2008 and are valid until 2021. As a result of higher capital expenditures, net cash used in investing activities increased by $1,540,131 for the year ended December 31, 2010 versus the year ended December 31, 2009. Lower capital expenditures resulted in a decrease in net cash used in investing activities of $144,505 for the year ended December 31, 2009 versus the year ended December 31, 2008.

Cash flows from financing activities

        Because Wave did not have sufficient cash on hand, nor did it generate sufficient revenues to fund the amount of cash used in operations and acquisition of capital assets for the years ended December 31, 2009 and 2008, we needed to finance much of our operations through the sale of newly issued equity securities as described below.

Proceeds from issuance of newly issued equity securities

Sales of preferred stock

        On December 24, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 456 shares of newly designated 8% Series K Preferred Stock, par value $.01 per share ("Series K Preferred Stock"), to certain purchasers for an aggregate purchase price of $1,276,800. These shares were priced at $2,800 per share. Each purchaser was also issued a warrant to purchase up to 2,500 shares of Class A common stock for each share of Series K Preferred Stock purchased at an exercise price of $0.28 per share. Wave entered into a placement agency agreement with Security Research Associates, Inc. ("SRA") in which they acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 273,600 shares of Class A Common Stock at an exercise price of $0.28 per share. All of the warrants issued in connection with this offering expire in December 2011. Wave realized net proceeds of approximately $1,175,000 after deducting the placement agent fees of $76,608 and additional legal and other fees associated with the issuance of these securities which totaled approximately $25,000. During 2010 and 2009, Wave received gross proceeds of $45,500 and $2,800, respectively, in connection with the issuance of 162,500 and 10,000 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, during 2010 and 2009, 231,945 and 17,361 shares, respectively, of Class A Common Stock were issued to SRA upon the partial cashless exercise of a warrant that was granted to SRA as part of this financing.

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

        On October 30, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 111 shares of newly designated Series J Convertible Preferred Stock ("Series J Preferred Stock"), par value $.01 per share, plus warrants to purchase up to 2,220,000 shares of Class A common stock to certain purchasers for an aggregate purchase price of $721,500. Purchasers paid an amount equal to $6,500 per share of preferred stock and the corresponding warrants. This is based on a $4,000 per share liquidation value for each share of preferred stock plus an additional $0.125 for each share of common stock issuable upon exercise of the corresponding warrants. For each share of preferred stock purchased, the purchaser received a warrant to purchase 20,000 shares of common stock at an exercise price equal to $0.40. These warrants expire in October 2013. Each share of preferred stock was convertible into 10,000 shares of common stock at the election of the holder thereof at any time or automatically on the date on which the average closing price per share of Wave common stock for the 15 consecutive trading day period then ended equaled or exceeded $1.00. On June 9, 2009, all of the remaining outstanding shares issued in connection with this offering automatically converted into Class A Common Stock as the average of the closing bid prices for the fifteen-day trading period ending June 9, 2009 was $1.001, exceeding the bid price target of $1.00 per share. SRA entered into a placement agency agreement with Wave in which they acted as placement agent in connection with the offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also issued a warrant to SRA to purchase up to 66,600 shares of Class A Common Stock at an exercise price of $0.40 per share. This warrant expires in October 2011. Wave realized net proceeds of approximately $653,000 after deducting the placement agent fees of $43,290 and additional legal and other fees associated with the issuance of these securities which totaled approximately $25,000. The shares subscribed to on October 30, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008. During 2010, Wave received gross proceeds of $149,000, in connection with the issuance of 372,500 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 29,020 shares of Class A Common Stock were issued to SRA during 2010 upon the partial cashless exercise of a warrant that was granted to SRA as part of this financing.

        On September 11, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 172 shares of newly designated 8% Series I Preferred Stock, par value $.01 per share

("Series I Preferred Stock"), to certain purchasers for an aggregate purchase price of $756,800. These shares were priced at $4,400 per share. SRA entered into a placement agency agreement with Wave in which they acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 103,200 shares of Class A common stock at an exercise price of $0.50 per share. This warrant was to expire in September 2011. Wave realized net proceeds of approximately $679,000 after deducting the placement agent fees of $45,408 and additional legal and other fees associated with the issuance of these securities which totaled approximately $33,000. During 2010, 79,877 shares of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrant that was granted to SRA as part of this financing. On September 29, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 48 shares of Series I Preferred Stock, to certain purchasers for an aggregate purchase price of $211,200. These shares were priced at $4,400 per share. Wave realized net proceeds of approximately $181,000 after deducting legal and other fees associated with the issuance of these securities which totaled approximately $30,000.

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

Sales of common stock

        On July 21, 2009 Wave entered into subscription agreements with certain purchasers pursuant to which Wave agreed to sell and issue 1,791,738 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $1,648,400. These shares were priced at $0.92 per share. Roth Capital Partners ("Roth") entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering. Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 895,868 shares of Class A Common Stock at an exercise price of $1.155 per share. These warrants expire in January 2015. Wave realized net proceeds of approximately $1,489,000 after deducting the placement agent fees of $131,872 and additional legal and other fees associated with the issuance of these securities which totaled approximately $27,000. The shares sold on July 21, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008. During 2010, Wave received gross proceeds of $494,265, in connection with the issuance of 427,935 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On July 16, 2009, Wave entered into subscription agreements with certain purchasers pursuant to which Wave agreed to sell and issue 3,448,042 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $3,172,199. These shares were priced at $0.92 per share. Roth entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering. Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 1,724,024 shares of Class A Common Stock at an exercise price of $1.155 per share. These warrants expire in January

2015. Wave realized net proceeds of approximately $2,687,000 after deducting the placement agent fees of $253,776 and additional legal and other fees associated with the issuance of these securities which totaled approximately $231,000. The shares sold on July 16, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008. During 2010, Wave received gross proceeds of $1,352,231, in connection with the issuance of 1,170,763 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On April 8, 2009, Wave entered into subscription agreements with certain purchasers pursuant to which Wave agreed to sell and issue 1,881,136 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $1,034,625. These shares were priced at $0.55 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 940,568 shares of Class A Common Stock at an exercise price of $0.55 per share. These warrants expire in April 2012. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,868 shares of Class A Common Stock at an exercise price of $0.55 per share. This warrant expires in April 2012. Wave realized net proceeds of approximately $942,500 after deducting the placement agent fees of $62,077 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. The shares sold on April 8, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008. During 2010, Wave received gross proceeds of $234,375, in connection with the issuance of 426,136 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 34,560 shares of Class A Common Stock were issued to SRA during 2010 upon the partial cashless exercise of a warrant that was granted to SRA as part of this financing.

        On March 13, 2009, Wave entered into subscription agreements with certain purchasers pursuant to which Wave agreed to sell and issue 785,000 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $431,750. These shares were priced at $0.55 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 392,500 shares of Class A Common Stock at an exercise price of $0.55 per share. These warrants expire in March 2012. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 47,100 shares of Class A Common Stock at an exercise price of $0.55 per share. This warrant expires in March 2012. Wave realized net proceeds of approximately $376,000 after deducting the placement agent fees of $25,905 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. The shares sold on March 13, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008. During 2010, Wave received gross proceeds of $90,750, in connection with the issuance of 165,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 3,144 shares of Class A Common Stock were issued to SRA during 2010 upon the partial cashless exercise of a warrant that was granted to SRA as part of this financing.

        On August 11, 2008, Wave entered into subscription agreements pursuant to which Wave sold and issued 1,368,333 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $821,000. These shares were priced at $0.60 per share. SRA entered into a placement agency agreement with Wave in which they acted as placement agent in connection with the offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also issued warrants to the purchasers to purchase up to 342,083 shares of Class A Common Stock at an exercise price of $0.65 per share. These warrants expire in August 2011. Wave also issued a warrant to SRA to purchase up to 82,100 shares of Class A Common Stock at an exercise price of $0.65 per share. This warrant expires in August 2011. Wave realized net proceeds of approximately $742,000 after deducting the placement agent fees of $49,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. The shares subscribed to on August 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008. During 2010, Wave received gross proceeds of $222,354, in connection with the issuance of 342,083 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, during 2010 and 2009, 53,456 and 3,659 shares, respectively, of Class A Common Stock were issued to SRA upon the partial cashless exercise of a warrant that was granted to SRA as part of this financing.

        On June 30, 2008, Wave entered into subscription agreements pursuant to which Wave agreed to sell and issue 1,880,500 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,598,425. These shares were priced at $0.85 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 470,125 shares of Class A Common Stock at an exercise price of $0.90 per share. These warrants expire in June 2011. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,830 shares of Class A Common Stock at an exercise price of $0.90 per share. This warrant was to expire in June 2011. Wave realized net proceeds, in early July, of approximately $1,467,000 after deducting the placement agent fees of $95,906 and additional legal and other fees associated with the issuance of these securities which totaled approximately $36,000. The shares subscribed to on June 30, 2008 were issued in early July and offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007. During 2010 and 2009, Wave received gross proceeds of $302,162 and $45,000, respectively, in connection with the issuance of 335,736 and 50,000 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, during 2009, 30,178 shares of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrant that was granted to SRA as part of this financing.

        On May 23, 2008, Wave entered into subscription agreements pursuant to which Wave agreed to sell and issue 2,151,250 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,721,000. These shares were priced at $0.80 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 537,812 shares of Class A Common Stock at an exercise price of $0.85 per share. These warrants expire in May 2011. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 129,075 shares of Class A Common Stock at an exercise price of $0.85 per share. This warrant was to expire in November 2009. Wave realized net proceeds of approximately $1,583,000 after deducting the placement agent fees of $103,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $31,000. The shares sold on May 23, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007. During 2010, Wave received gross proceeds of $183,547, in connection with the issuance of 215,938 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, during 2009, 28,339 shares of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrant that was granted to SRA as part of this financing.

        On February 29, 2008, Wave entered into subscription agreements pursuant to which Wave agreed to sell and issue 3,173,500 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $3,490,850. These shares were priced at $1.10 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 952,050 shares of Class A Common Stock at an exercise price of $1.15 per share. These warrants expire in February 2013. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 190,410 shares of Class A Common Stock at an exercise price of $1.33 per share. This warrant expired, unexercised, on February 28, 2010. Wave realized net proceeds of approximately $3,220,000 after deducting the placement agent fees of $209,451 and additional legal and other fees associated with the issuance of these securities which totaled approximately $61,000. The shares sold on February 29, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007. During 2010, Wave received gross proceeds of $905,108, in connection with the issuance of 787,050 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

Exercise of warrants to purchase Class A Common Stock

        During 2010, Wave received gross proceeds of $3,979,291 in connection with the issuance of 4,405,641 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2009 and 2008 financings noted above. The warrants were exercised at exercise prices ranging from $0.28-$1.155 per share.

        During 2010, 432,002 shares of Class A Common Stock were issued to SRA upon the cashless exercises of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 and 2008 financings noted above.

        During 2009, Wave received gross proceeds of $102,800 in connection with the issuance of 160,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2009 and 2008 financings noted above. The warrants were exercised at exercise prices ranging from $0.28-$0.90 per share.

        During 2009, 79,537 shares of Class A Common Stock were issued to SRA upon the cashless exercises of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 and 2008 financings noted above.

Exercise of employee stock options

        During 2010, Wave received gross proceeds of $1,284,629 in connection with the issuance of 888,445 shares of Class A Common Stock upon the exercise of employee stock options. The employee stock options were exercised at exercise prices ranging from $0.50-$3.00 per share.

        On December 1, 2010, Wave issued 151,729 shares of Class A Common Stock to Wave employees for $2.244 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $340,480 from the issuance of these shares.

        On June 1, 2010, Wave issued 240,190 shares of Class A Common Stock to Wave employees for $1.088 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $261,327 from the issuance of these shares.

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

Summary analysis of historical cash flows and future outlook

        It is evident from the table above that Wave's use of cash to fund operations has fluctuated significantly over the three-year period presented. The detailed discussion of this trend is presented in the analysis of the results of operations above. In addition, over this time Wave has needed to raise a significant amount of additional funds primarily from issuing new shares of preferred and common stock as detailed in the above discussion of cash flows from financing activities.

Liquidity requirements and future sources of capital

        Wave estimates that its total expenditures to fund operations for the year ending December 31, 2011 will be approximately $28,275,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

        Sources of capital may include the following:

  •
  cash on hand of $3,595,076 as of December 31, 2010;

  •
  collection of receivables; and

  •
  additional financings.

        Given Wave's capital requirements for the year ending December 31, 2011 as indicated above, our cash balance as of December 31, 2010, and the uncertainty as to whether we will generate sufficient revenue, Wave may be required to raise additional capital to continue to fund its operations. We may obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on April 18, 2008 and was declared effective by the Commission on June 23, 2008. Approximately $9,500,000 in gross proceeds is available under the April 18, 2008 shelf registration statement, which may be utilized for future financings. We can provide no assurances as to whether, if necessary, we will be successful in raising the capital that may be needed to continue as a going concern.

Revenue outlook

        Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners. In addition, Wave received revenues from software development and other services. Total cash received from all revenue sources in 2010 was approximately $24,343,000 versus approximately $18,513,000 in 2009. This increase in total cash received was primarily a result of higher per-unit royalty rates earned in 2010 as compared to 2009, as a majority of the TPMs shipped during 2010 were bundled with Wave's latest version of its EMBASSY Trust Suite software—ETS 3.0. Per Wave's software license agreement with Dell, as amended in late 2008, and as a result of added product enhancements, ETS 3.0 earns a higher per-unit royalty rate than the previous version of ETS.

        In February 2010 Wave entered into a reseller agreement with Universal Scientific Industrial ("USI") that permits USI to distribute a customized version of Wave's EMBASSY Trust Suite on specific ASUS notebook platforms. Also, in November 2009, Wave and HP entered into a reseller agreement that permits HP to distribute and sell Wave's software products through HP channels. Initial sales under this agreement began in early 2010.

        Wave also continues to work with all of its partners and customers to introduce and promote its existing software products and new software products which are under development, in an effort to expand the market for TPM-based secure computing and thereby increase its market share and revenues. However, it should be noted that because of the early stage of Wave's market and other factors, a high level of uncertainty exists with respect to the ability to forecast future revenues. Although there has been a substantial increase in the volume of shipments of TPM-equipped PCs and self-encrypting drives, which our business model depends upon, this remains a new and developing category within the computer security market and the ultimate size of this market and the timeframe for its development are unknown and difficult to predict.

        Wave's OEM distribution agreements began to generate royalty revenue during 2006. The aggregate amount of royalty revenue from these arrangements has been a significant contributor to Wave's revenue growth to date. Revenue from these contracts in future years may also be material. We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products.

        The OEM distribution agreements referred to above have given rise to separate software upgrade contracts with the end users of the products distributed by the OEMs. The contracts, referred to by us as license upgrade agreements, include a software license and a maintenance agreement. The contracts are separately negotiated with end users and are not associated with our OEM distribution agreements. Sales from the license upgrade agreements began in the latter part of the third quarter of fiscal year 2007. The sales consist of licensed use of Wave's EMBASSY Trust Suite of products, primarily Wave's EMBASSY Security Center paired with our ERAS server product. In late December 2010 Wave received a series of significant license and maintenance orders for its ERAS software from a U.S.-based automotive company. The orders were received by Wave through its PC OEM partners and totaled approximately $5.2 million. The orders increase the total value of the automaker's software orders to $10.9 million, $6.7 million of which will be recorded as revenue over the next 12 months, $1.9 million of which was recorded as revenue in 2010 and $2.3 million of which is expected to be recognized as revenue in 2012 through 2014. Initial orders for software licenses and maintenance totaling $5.7 million were received by Wave in December 2009, $1.9 million of which was recorded as revenue on a pro rata basis principally throughout 2010. At the automaker's request, in late December 2010 Wave fulfilled $8.1 million of the expanded orders, consisting of $6.7 million in license fees and $1.4 million in maintenance fees for 2012 through 2014. Consistent with Wave's current revenue recognition policies, approximately $6.7 million of license revenue will be recognized over a 365-day period from the date of invoice and $1.4 million in maintenance is expected to be recorded ratably over 2012 through 2014. The remaining $972,000 in maintenance orders are expected to be billed and recorded also during 2012 through 2014. The maintenance portion of the orders, totaling $2.3 million, is cancelable up until December 1, 2011 upon 30 days notice to Wave.

        As of December 31, 2010, we have not established VSOE for the fair value of each undelivered element for our software and maintenance services. Accordingly, our license and maintenance sales are recorded as deferred revenue and then recognized generally over a 365-day period. Deferred revenue increased $6,303,168 (to $9,804,029 from $3,500,861) at December 31, 2010 versus 2009 and increased $2,016,817 (to $3,500,861 from $1,484,044) at December 31, 2009 versus 2008. Wave recognized approximately $4,284,000, $1,397,000 and $369,000 of license upgrade revenue during 2010, 2009 and 2008, respectively.

Known trends and uncertainties affecting future cash flows

        Because Wave may not have sufficient cash to fund operations for the year ending December 31, 2011, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and may continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2011.

        We may be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending December 31, 2011. The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives. Based upon the available cash currently on hand, if we meet our current revenue and expenditure forecast for the year ending December 31, 2011 (both of which are uncertain), we would have enough liquid assets to continue operating through December 31, 2011. The foregoing is based on maintaining current revenue levels for both Dell and non-Dell revenues for the year ending December 31, 2011. Dell revenue increased during 2010 and 2009 primarily as a result of an amendment signed in December 2008 where the per-unit royalties that Wave receives for each Dell PC model with Wave's EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008. The increase in per unit royalty may be cancelled prospectively by Dell or Wave upon 30 days notice. While the foregoing assumes current shipment volumes at the increased per-unit royalty rate throughout 2011, our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.

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

        Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products. Therefore, if Wave is not able to begin to generate significant revenues by December 31, 2011 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond December 31, 2011.

        The challenges presented by the current economic downturn may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

        Wave has a capitalized lease obligation for computer equipment due July 2013 of $183,505 and $245,362 as of December 31, 2010 and 2009, respectively. The interest rate is 7.7% per annum. This lease obligation is collateralized by the related assets with a net book value of $-0- as of December 31, 2010 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress' TVTonic consumer media services as of December 1, 2008.

        Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$66,771	$116,734	$—	$—	$183,505
Operating lease commitments	629,365	820,985	100,942	—	1,551,292

Total commitments	$696,136	$937,719	$100,942	$—	$1,734,797

Net operating loss carryforwards

        As of December 31, 2010, Wave had available net operating and capital loss carryforwards for Federal income tax purposes of approximately $277.0 million, which expire beginning in 2011 through 2030. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating and capital loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following. As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

Going Concern Opinion

        Wave's consolidated financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern. Wave's independent registered public accounting firm has issued a report dated March 15, 2011, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern (See Note 2 to Wave's consolidated financial statements).

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

Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

        As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of Wave's management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of Wave's disclosure and control procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our CEO and CFO concluded that Wave's disclosure controls and procedures were effective as of December 31, 2010 to ensure that the information required to be disclosed by Wave in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

        Wave's management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control Integrated Framework". Based on this assessment, Wave's management concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

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

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

        Information concerning Wave's directors, executive officers, promoters and control persons will appear in Wave's Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the caption "Election of Directors." Such information is incorporated herein by reference.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in Wave's Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

        Information concerning Wave's Audit Committee will appear in Wave's Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the caption "Corporate Governance—Audit Committee." Such information is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information regarding executive compensation will appear in Wave's Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the captions "Executive Compensation", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in Wave's Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information regarding certain relationships and related transactions and director independence will appear in Wave's Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the captions "Certain Relationships and Related Transactions" and "Director Independence." Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding Wave's principal accountant's fees will appear in Wave's Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2011, under the caption "Ratification of Independent Registered Public Accounting Firm." Such information is incorporated herein by reference.

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

Dated: March 15, 2011

WAVE SYSTEMS CORP.
By:	/s/ STEVEN K SPRAGUE
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN K. SPRAGUE Steven K. Sprague	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011
/s/ JOHN E. BAGALAY, JR. John E. Bagalay, Jr.	Chairman	March 15, 2011
/s/ GEORGE GILDER George Gilder	Director	March 15, 2011
/s/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	March 15, 2011
/s/ NOLAN BUSHNELL Nolan Bushnell	Director	March 15, 2011
/s/ GERARD T. FEENEY Gerard T. Feeney	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)	March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Wave Systems Corp.:

        We have audited the accompanying consolidated balance sheets of Wave Systems Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. We have also audited Wave System Corp.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Wave System Corp.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Wave Systems Corp.'s internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Wave Systems Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ KPMG LLP

Boston, Massachusetts
March 15, 2011

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$3,595,076	$1,900,014
Accounts receivable, net of allowance for doubtful accounts of $-0- at December 31, 2010 and 2009, respectively	11,594,549	3,850,020
Prepaid expenses	319,209	207,343

Total current assets	15,508,834	5,957,377
Property and equipment, net	507,247	237,237
Amortizable intangible assets, net	953,333	—
Other assets	114,469	133,311

Total Assets	17,083,883	6,327,925

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	4,399,579	4,441,657
Current portion of capital lease payable	66,770	61,857
Deferred revenue	8,454,029	3,500,861

Total current liabilities	12,920,378	8,004,375
Long-term portion of capital lease payable	116,734	183,505
Long-term deferred revenue	1,350,000	—

Total liabilities	14,387,112	8,187,880

Stockholders' Equity (Deficit):
Common Stock, $.01 par value. Authorized 150,000,000 shares as Class A; 81,331,737 shares issued and outstanding in 2010 and 75,211,054 in 2009	813,317	752,110
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 35,556 shares issued and outstanding in 2010 and 38,232 in 2009	355	382
Capital in excess of par value	354,042,031	345,423,668
Accumulated deficit	(352,158,932)	(348,036,115)

Total Stockholders' Equity (Deficit)	2,696,771	(1,859,955)

Total Liabilities and Stockholders' Equity (Deficit)	$17,083,883	$6,327,925

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2010, 2009, 2008

	2010	2009	2008
Net revenues:
Licensing	$24,736,029	$18,013,043	$8,691,576
Services	1,314,763	875,836	118,239

Total net revenues	26,050,792	18,888,879	8,809,815

Operating expenses:
Cost of net revenues—licensing	1,177,114	876,723	736,429
Cost of net revenue—services	599,704	521,168	87,752
Selling, general and administrative	18,092,489	12,992,715	16,375,372
Research and development	10,288,460	7,825,058	11,702,776
Impairment of property and equipment	—	—	447,128

Total operating expenses	30,157,767	22,215,664	29,349,457

Operating loss	(4,106,975)	(3,326,785)	(20,539,642)
Other income (expense):
Net interest expense	(15,842)	(19,466)	(9,572)

Net loss	(4,122,817)	(3,346,251)	(20,549,214)
Accretion of non-cash beneficial conversion feature on Series J and Series K convertible preferred stock	—	—	(657,000)

Net loss attributable to common stockholders	(4,122,817)	(3,346,251)	(21,206,214)

Loss per common share—basic and diluted	$(0.05)	$(0.05)	$(0.38)

Weighted average number of common shares outstanding during the year	79,924,475	68,526,572	55,379,118

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit) And Comprehensive Income (Loss)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
													Accumulated Other Comprehensive Income
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance as of December 31, 2007	—	$—	—	$—	—	$—	49,744,327	$497,443	38,232	$382	$325,481,336	$(323,483,650)	$—	$2,495,511
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,549,214)	—	(20,549,214)
Issuance of Class A Common Stock at $1.10 per share, less issuance cost of $270,959	—	—	—	—	—	—	3,173,500	31,735	—	—	3,188,156	—	—	3,219,891
Issuance of Class A Common Stock at $0.80 per share, less issuance cost of $138,180	—	—	—	—	—	—	2,151,250	21,513	—	—	1,561,307	—	—	1,582,820
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $0.8925 per share	—	—	—	—	—	—	209,857	2,098	—	—	185,199	—	—	187,297
Issuance of Class A Common Stock at $0.85 per share, less issuance cost of $131,793	—	—	—	—	—	—	1,880,500	18,805	—	—	1,447,827	—	—	1,466,632
Issuance of Class A Common Stock at $0.60 per share, less issuance cost of $79,330	—	—	—	—	—	—	1,368,333	13,684	—	—	727,986	—	—	741,670
Issuance of 8% Series I Preferred Stock at $4,400 per share, less issuance cost of $78,030	172	2	—	—	—	—	—	—	—	—	678,768	—	—	678,770
Issuance of 8% Series I Preferred Stock at $4,400 per share, less issuance cost of $30,000	48	—	—	—	—	—	—	—	—	—	181,200	—	—	181,200
Issuance of Series J Preferred Stock at $6,500 per share, less issuance cost of $68,290	—	—	111	1	—	—	—	—	—	—	214,528	—	—	214,529
Issuance of warrants to purchase Class A common stock in connection with the issuance of Series J Preferred Stock	—	—	—	—	—	—	—	—	—	—	422,697	—	—	422,697
Issuance of warrants to purchase Class A common stock to placement agent for services in connection with the Series J financing transaction	—	—	—	—	—	—	—	—	—	—	15,984	—	—	15,984

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit) And Comprehensive Income (Loss) (Continued)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
													Accumulated Other Comprehensive Income
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Series J Preferred Stock Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	155,400	(155,400)	—	—
Conversion of Series J Preferred Stock for Class A Common Stock	—	—	(20)	—	—	—	200,000	2,000	—	—	(2,000)	—	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $0.2805 per share	—	—	—	—	—	—	150,201	1,502	—	—	40,629	—	—	42,131
Issuance of 8% Series K Preferred Stock at $2,800 per share, less issuance cost of $101,608	—	—	—	—	456	5	—	—	—	—	941,602	—	—	941,607
Issuance of warrants to purchase Class A common stock in connection with the issuance of Series K Preferred Stock	—	—	—	—	—	—	—	—	—	—	173,393	—	—	173,393
Issuance of warrants to purchase Class A common stock to placement agent for services in connection with the Series K financing transaction	—	—	—	—	—	—	—	—	—	—	60,192	—	—	60,192
Series K Preferred Stock Beneficial Conversion Feature	—	—	—	—	—	—	—	—	—	—	501,600	(501,600)	—	—
Cash paid for fraction shares in reverse stock split	—	—	—	—	—	—	—	—	—	—	(54)	—	—	(54)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	2,105,941	—	—	2,105,941

Balance as of December 31, 2008	220	$2	91	$1	456	$5	58,877,968	$588,780	38,232	$382	$338,081,691	$(344,689,864)	$—	$(6,019,003)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,346,251)	—	(3,346,251)
Conversion of 8% Series K Preferred Stock for Class A Common Stock	—	—	—	—	(456)	(5)	4,560,000	45,600	—	—	(45,595)	—	—	—

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit) And Comprehensive Income (Loss) (Continued)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
													Accumulated Other Comprehensive Income
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Issuance of Class A Common Stock at $0.55 per share, less issuance cost of $55,904	—	—	—	—	—	—	785,000	7,850	—	—	367,995	—	—	375,845
Issuance of Class A Common Stock at $0.55 per share, less issuance cost of $92,077	—	—	—	—	—	—	1,881,136	18,811	—	—	923,736	—	—	942,547
Conversion of Series J Preferred Stock for Class A Common Stock	—	—	(91)	(1)	—	—	910,000	9,100	—	—	(9,099)	—	—	—
Issuance of Class A Common Stock at $0.92 per share, less issuance cost of $484,960	—	—	—	—	—	—	3,448,042	34,480	—	—	2,652,759	—	—	2,687,239
Issuance of Class A Common Stock at $0.92 per share, less issuance cost of $159,250	—	—	—	—	—	—	1,791,738	17,917	—	—	1,471,232	—	—	1,489,149
Warrants exercised at $0.28 per share	—	—	—	—	—	—	10,000	100	—	—	2,700	—	—	2,800
Warrants exercised at $0.55 per share	—	—	—	—	—	—	100,000	1000	—	—	54,000	—	—	55,000
Cashless exercise of warrants at $0.28 per share	—	—	—	—	—	—	17,361	174	—	—	(174)	—	—	—
Cashless exercise of warrants at $0.65 per share	—	—	—	—	—	—	3,659	37	—	—	(37)	—	—	—
Cashless exercise of warrants at $0.85 per share	—	—	—	—	—	—	28,339	283	—	—	(283)	—	—	—
Cashless exercise of warrants at $0.90 per share	—	—	—	—	—	—	30,178	302	—	—	(302)	—	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $0.28 per share	—	—	—	—	—	—	365,498	3,655	—	—	98,867	—	—	102,522
Warrants exercised at $0.90 per share	—	—	—	—	—	—	50,000	500	—	—	44,500	—	—	45,000

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit) And Comprehensive Income (Loss) (Continued)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
													Accumulated Other Comprehensive Income
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Conversion of 8% Series I Preferred Stock for Class A Common Stock	(220)	(2)	—	—	—	—	2,200,000	22,000	—	—	(21,998)	—	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.037 per share	—	—	—	—	—	—	152,135	1,521	—	—	156,242	—	—	157,763
Cash dividends paid on 8% Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	(77,440)	—	—	(77,440)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,724,874	—	—	1,724,874

Balance as of December 31, 2009	—	$—	—	$—	—	$—	75,211,054	$752,110	38,232	$382	$345,423,668	$(348,036,115)	$—	$(1,859,955)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,122,817)	—	(4,122,817)
Warrants exercised at $0.28 - $1.155 per share	—	—	—	—	—	—	4,405,641	44,056	—	—	3,935,235	—	—	3,979,291
Employee stock options exercised at $0.50 - $3.00 per share	—	—	—	—	—	—	888,445	8,885	—	—	1,275,744	—	—	1,284,629
Cashless exercise of warrants at $0.28 - $0.65 per share	—	—	—	—	—	—	432,002	4,320	—	—	(4,320)	—	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.088 per share	—	—	—	—	—	—	240,190	2,402	—	—	258,925	—	—	261,327
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $2.244 per share	—	—	—	—	—	—	151,729	1,517	—	—	338,963	—	—	340,480
Exchange of Class B Common Stock for Class A Common Stock	—	—	—	—	—	—	2,676	27	(2,676)	(27)	—	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	2,813,816	—	—	2,738,816

Balance as of December 31, 2010	—	$—	—	$—	—	$—	81,331,737	$813,317	35,556	$355	$354,042,031	$(352,158,932)	$—	$2,696,771

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009, 2008

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(4,122,817)	$(3,346,251)	$(20,549,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	404,795	259,210	395,253
Impairment of property and equipment	—	—	447,128
Compensation associated with issuance of stock options	2,813,816	1,724,874	2,105,941
Changes in assets and liabilities:
Increase in deferred revenue	6,303,168	2,016,817	1,195,019
Increase in accounts receivable	(7,744,529)	(2,148,191)	(536,444)
(Increase) decrease in prepaid expenses	(111,866)	20,624	111,375
(Increase) decrease in other assets	18,842	6,664	(3,388)
Increase (decrease) in accounts payable and accrued expenses	(42,079)	(3,214,177)	4,402,514

Net cash used in operating activities	(2,480,670)	(4,680,430)	(12,431,816)

Cash flows from investing activities:
Acquisition of property and equipment	(528,138)	(88,007)	(232,512)
Acquisition of intangible assets	(1,100,000)	—	—

Net cash used in investing activities	(1,628,138)	(88,007)	(232,512)

Cash flows from financing activities:
Payments on capital lease obligation	(61,857)	(63,537)	(26,898)
Net proceeds from issuance of preferred stock	—	—	2,688,372
Net proceeds from issuance of common stock	—	5,494,780	7,011,013
Proceeds from employee options under stock plans	601,807	260,285	229,428
Proceeds from employee stock option exercises	1,284,629	—	—
Proceeds from exercise of warrants	3,979,291	102,800	—
Payment of dividends on preferred stock	—	(77,440)	—
Payment in lieu of fractional shares in reverse stock split	—	—	(54)

Net cash provided by financing activities	5,803,870	5,716,888	9,901,861

Net increase (decrease) in cash and cash equivalents	1,695,062	948,451	(2,762,467)
Cash and cash equivalents at beginning of year	1,900,014	951,563	3,714,030

Cash and cash equivalents at end of year	$3,595,076	$1,900,014	$951,563

Supplemental cash flow information:
Non-cash financing activities:
Conversion of 8% Series K Preferred Stock into Class A Common Stock	$—	$45,600	$—

Conversion of Series J Preferred Stock into Class A Common Stock	$—	$9,100	$—

Conversion of 8% Series I Preferred Stock into Class A Common Stock	$—	$22,000	$—

Capital lease obligation on property and equipment	$—	$—	$335,797

Cash paid during the year for:
Interest	$16,672	$21,384	$10,415

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

(2) Liquidity

        The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2010, has an accumulated deficit of $352,158,932. Wave may incur an operating loss for the calendar year of 2011. As of December 31, 2010, Wave had positive working capital of $2,588,456.

        Wave has begun market introduction of its security and other software products and has signed initial distribution contracts for these applications. However, due to the early stage nature of this market, Wave may not generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the year ending December 31, 2011.

        Because Wave may not have sufficient cash to fund operations for the year ending December 31, 2011; and given the uncertainties described above with respect to Wave's revenue outlook for 2011, Wave has been and may continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2011. These activities included the filing of a $25,000,000 S-3 shelf registration with the SEC on April 18, 2008, which was declared effective on June 23, 2008; and the subsequent sales of shares of preferred and common stock pursuant to this shelf registration statement during 2009 and 2008 (See notes 8 and 9). There remains approximately $9,500,000 in gross proceeds available under the April 18, 2008 shelf registration statement, which may be used for future financings although there can be no assurances that future financings will be attainable.

        Wave may be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve months ending December 31, 2011. If Wave is not successful in executing its business plan, it may be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to its current cash position, capital needs over the next year and beyond, and the uncertainty as to whether it will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave's ability to continue as a going concern.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies

(a)   Basis of Consolidation

        The consolidated financial statements include the financial statements of Wave, Wave Systems Holdings, Inc., a wholly owned subsidiary and Wavexpress, Inc. a majority-owned subsidiary (see note 12). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)   Use of Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, depreciation and amortization, revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, software development, contingencies and share-based compensation. Actual results could differ from those estimates.

(c)   Cash and Cash Equivalents

        Wave considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents. Substantially all cash and cash equivalents are on deposit with two major financial institutions.

(d)   Accounts Receivable and Allowance For Doubtful Accounts

        Included in accounts receivable at December 31, 2010 and 2009 are unbilled amounts totaling $6,250 and $73,120, respectively.

        The determination of the allowance for doubtful accounts is based on management's estimate of uncollectible accounts receivable. Management records specific reserves for receivable balances that are considered high risk due to known facts regarding the customer. Allowance for doubtful accounts amounted to $-0- at December 31, 2010 and 2009.

(e)   Concentrations of Credit Risks

        Sales to Wave's largest customer in 2010, 2009 and 2008, Dell, Inc., were approximately 80%, 81% and 80% of revenue, respectively. Accounts receivable at December 31, 2010, 2009 and 2008 included receivables from Dell, Inc. and it affiliates of $7,240,452, $3,317,548 and $1,054,368, respectively.

(f)    Property and Equipment

        Property and equipment, including purchased computer software, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from between three to five years. Amortization of leasehold improvements is computed using the shorter of the useful life or remaining lease term which range from between three and fifteen years.

(g)   Income Taxes

        Wave classifies any interest and penalties related to income taxes as components of the income tax provision. Wave accounts for income taxes under the asset and liability method. As such, deferred tax

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2010 and 2009, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

(h)   Share-based Payments

        Wave recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan. Stock-based compensation expense recognized is based on the value of the portion of stock-based payment awards that is ultimately expected to vest and has been reduced for estimated forfeitures. Wave determines the fair value of stock-based payment awards on the date of grant using an option-pricing model that is affected by Wave's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to Wave's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

(i)    Research and Development and Software Development Costs

        Research and development costs are expensed as incurred. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

(j)    Loss Per Share

        Basic net loss per common share has been calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders is calculated by adding the accretion of the beneficial conversion feature on convertible preferred stock to the net loss. Diluted net loss per share is also computed using the weighted average number of common shares and includes dilutive potential common shares outstanding. Dilutive potential common shares consist primarily of employee stock options and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share had their effect not been anti-dilutive for each of the years ended December 31, 2010, 2009 and 2008 were approximately 8,512,000 shares, 2,961,000 shares and 546,000 shares, respectively. Employee stock options and other stock warrants to purchase approximately 7,846,000, 17,575,000 and 10,238,000 shares were outstanding for the years ended December 31, 2010, 2009 and 2008 respectively, but are not included in the

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

computation of diluted loss per share because their exercise price was greater than the average share price of Wave's common shares and, therefore, their effect would have been anti-dilutive.

(k)   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        Wave reviews the valuation of long-lived assets, including property and equipment, amortizable intangible assets and capitalized software, whenever events and circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant changes in the manner of use of the acquired assets or the strategy of the overall business;

  •
  significant negative industry or economic trends; and

  •
  significant decline in the stock price for a sustained period.

        When Wave determines that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company evaluates whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, Wave would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. Wave would determine the fair value based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in their current business model. When Wave determines that the carrying value of capitalized software development costs may not be recoverable, they evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. Changes in judgments on any of these factors could impact the value of the asset being evaluated.

(l)    Revenue Recognition

        Wave's business model targets revenues from various sources including: licensing of the EMBASSY Trust Suite, eTMS software products and development contracts. Many of these sales arrangements include multiple-elements and/or require significant modification or customization of Wave's software.

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

LICENSES

        Revenue from delivered elements of one-time charge licensed software is recognized at the inception of the license term, provided Wave has vendor-specific objective evidence of the fair value of each undelivered element, for arrangements that contain multiple elements. Revenue is deferred for

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

undelivered elements for these arrangements. Revenue is also deferred for the delivered elements, if vendor-specific objective evidence does not exist for each undelivered contract element. Examples of undelivered elements in which the timing of delivery is uncertain include contractual elements that give customers future maintenance that is provided within the overall price. The revenue that is deferred for any contract element is recognized when all of the revenue recognition criteria have been met for that element.

        Cost of net revenues—licensing includes customer support personnel costs, foreign tax withholdings and share-based compensation expense.

SERVICES

        Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized using the percentage of completion method. The Company measures the percentage of completion by reference to the proportion of contract hours incurred for work performed to date to the estimated total contract hours expected to be incurred. Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent. Payment terms vary by contract.

(m)  Accounting for Warrants Containing Cash Settlement Provisions

        All warrants issued by the Company are required to be settled in the Company's common stock, and are not eligible for net cash settlement. Therefore, the fair value of the instruments are accounted for as equity. The instruments will remain classified in equity, provided they continue to meet the conditions of an equity instrument, and subsequent changes in the fair value of the instruments will not be recognized as long as the instruments remain in equity.

(n)   Recent Accounting Pronouncements

        In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence, or TPE, before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity's estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product's essential functionality. These new updates are effective for revenue arrangements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

entered into or materially modified in fiscal years beginning on or after June 15, 2010. These new updates did not materially impact our consolidated financial statements.

(4) Related Party Transactions

        In March 2003, Mr. Peter Sprague, who is the former Chairman of Wave, was appointed Chairman and Chief Executive Officer of Wavexpress. On January 1, 2010, Mr. Sprague became an employee of Wave and was paid a salary of $129,000. Mr. Sprague was paid $129,000 in salary for each of the years ended December 31, 2009 and 2008, respectively, as an officer of Wavexpress. Mr. Peter Sprague is the father of Wave's President and Chief Executive Officer, Steven Sprague.

        On August 1, 1997, Michael Sprague became an employee of Wave and was paid a salary of $182,000, $175,000 and $175,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Michael Sprague is the brother of Steven Sprague and the son of Wave's former Chairman, Peter Sprague.

(5) Property and Equipment

        Property and equipment as of December 31 consisted of the following:

	2010	2009
Computer equipment	$2,951,890	$2,588,084
Furniture, fixtures and improvements	239,660	218,151
Computer software	2,589,624	2,446,801

	5,781,174	5,253,036
Less: Accumulated depreciation and amortization	(5,273,927)	(5,015,799)

Total	$507,247	$237,237

        Depreciation and amortization expense on property and equipment amounted to approximately $258,000, $259,000 and $395,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Amortizable Intangible Assets

        Wave's amortizable intangible assets consist of two patents acquired on May 7, 2010 for $1,100,000. These patents were acquired by Wave from a company owned by Robert Thibadeau, Ph. D., a noted computer security expert who joined Wave in February 2010 as Senior Vice President and Chief Scientist. The patents were issued in 2006 and 2008 and are valid until 2021. Both patents concern the methods and systems for promoting security in a computer employing attached storage devices. The patents are being amortized on a straight-line basis over 5 years based upon their estimated useful life. Amortization expense on amortizable intangible assets amounted to approximately $147,000, $-0- and $-0- for the years ended December 31, 2010, 2009 and 2008, respectively.

(7) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses as of December 31 consisted of the following:

	2010	2009
Accounts payable	$1,095,530	$1,382,511
Accrued payroll and related costs	2,658,370	2,190,037
Accrued consulting and professional fees	196,239	321,939
State & local taxes payable	108,987	186,468
Other accrued expenses	340,453	360,702

Total accounts payable and accrued expenses	$4,399,579	$4,441,657

(8) Preferred Stock

        Wave has authorized the issuance of 2,000 shares of convertible preferred stock having a par value of $.01 per share. At December 31, 2010 and 2009, -0- shares of convertible preferred stock are issued and outstanding. At December 31, 2008, a total of 767 shares of convertible preferred stock were issued and outstanding—220 shares of 8% Series I Convertible Preferred Stock, 91 shares of Series J Convertible Preferred Stock and 456 shares of 8% Series K Convertible Preferred Stock.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Preferred Stock (Continued)

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Preferred Stock (Continued)

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Preferred Stock (Continued)

(b)   Series J Preferred Stock

        On October 30, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 111 shares of newly designated Series J Convertible Preferred Stock, par value $.01 ("Series J Preferred Stock"), to certain purchasers for an aggregate purchase price of $721,500. These shares were priced at $6,500 per share. Each share of Series J Preferred Stock also included a warrant to purchase up to 20,000 shares of Class A Common Stock for each share of Series J Preferred Stock purchased at an exercise price of $0.40 per share. The warrants expire in October 2013. Wave entered into a placement agency agreement with SRA in which they acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 66,600 shares of Class A Common Stock at an exercise price of $0.40 per share. The warrant expires in October 2011. Wave realized net cash proceeds of approximately $653,210 after deducting the placement agent fees of $43,290 and additional legal and other fees associated with the issuance of these securities which totaled approximately $25,000.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Preferred Stock (Continued)

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Preferred Stock (Continued)

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Preferred Stock (Continued)

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

(9) Common Stock

        During 2010, Wave received gross proceeds of $3,979,291 in connection with the issuance of 4,405,641 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2009 and 2008 financings. The warrants were exercised at exercise prices ranging from $0.28 - $1.155 per share. Additionally, 432,002 shares of Class A Common Stock were issued to SRA upon the partial cashless exercise of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 and 2008 financings (See Note 11).

        During 2009, Wave received gross proceeds of $102,800 in connection with the issuance of 160,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2009 and 2008 financings. The warrants were exercised at exercise prices ranging from $0.28 - $0.90 per share. Additionally, 79,537 shares of Class A Common Stock were issued to SRA upon the partial cashless exercise of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 and 2008 financings (See Note 11).

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

(9) Common Stock (Continued)

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Common Stock (Continued)

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

        On May 23, 2008, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,151,250 shares of Class A Common Stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,721,000. These shares were priced at $0.80 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 537,812 shares of Class A Common Stock at an exercise price of $0.85 per share. These warrants expire in May 2011. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 129,075 shares of Class A Common Stock at an exercise price of $0.85 per share. This warrant expires in November 2009. Wave realized net proceeds of approximately $1,587,000 after deducting the placement agent fees of $103,260 and additional legal and other fees associated with the issuance of these securities which totaled approximately $31,000. During 2009, 129,075 shares of Class A Common Stock were issued to the placement agent upon the cashless exercise of a warrant that was granted to the placement agent as part of this financing. The shares sold on May 23, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on March 20, 2007 and declared effective by the Commission on April 27, 2007.

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

        On December 1, 2010, Wave issued 151,729 shares of Class A Common Stock to Wave employees for $2.244 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $340,480 from the issuance of these shares.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Common Stock (Continued)

        On June 1, 2010, Wave issued 240,190 shares of Class A Common Stock to Wave employees for $1.088 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $261,327 from the issuance of these shares.

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

(10) Share-based Compensation

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

        In November 2004 Wave adopted the 2004 Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which a total of 3,000,000 shares of Wave's Class A Common Stock may be sold to eligible employees at a 15% discount from the market value of the shares. The Purchase Plan was approved by a vote of Wave's shareholders. Under the terms of the Purchase Plan, employees may elect to have withheld up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave's Class A Common Stock. Offering periods commence on June 1st and December 1st and are for a period of six months. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Share-based Compensation (Continued)

        Wave accounts for share-based payment awards in accordance with the provisions of FASB ASC 718, "Compensation—Stock Compensation" (formerly SFAS No. 123 (revised 2004), Share-Based Payment) which requires recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Purchase Plan.

        ASC 718 requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

        Stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 was $2,813,816, $1,724,874 and $2,105,941, respectively. The classification of the cost of share based compensation, in the statement of operations, is consistent with the nature of the services being rendered in exchange for the share based payment.

        The following table summarizes the effect of share based compensation in Wave's statement of operations for the years ended December 31:

	2010	2009	2008
Cost of Sales	$75,876	$49,038	$28,896
Selling, General & Administrative	1,930,529	1,068,314	1,309,729
Research & Development	807,411	607,522	767,316

Total	$2,813,816	$1,724,874	$2,105,941

        Wave uses the Black-Scholes-Merton option pricing model to value stock options. The Black-Scholes-Merton model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of the company's stock price, the weighted-average risk-free interest rate and the weighted-average expected term of the options. As Wave does not pay dividends on its Class A common stock, the dividend rate variable in the Black-Scholes-Merton model is zero. The following values for the indicated variables were used to value options granted during the years ended December 31:

	2010		2009
	Stock Option Plans	Stock Purchase Plan	Stock Option Plans	Stock Purchase Plan
Expected Term (in years)	5 Years	6 Months	5 Years	6 Months
Risk-free Rate—range	1.25% - 2.75%	0.20% - 0.23%	1.75% - 2.75%	0.15% - 0.29%
Risk-free Rate—wt. avg.	2.43%	0.22%	1.83%	0.25%
Expected Volatility—range	77.0% - 82.9%	75.2% - 88.7%	75.2% - 78.1%	52.2% - 67.7%
Expected Volatility—wt. avg.	77.85%	83.49%	75.52%	63.18%
Dividend Yield	0%	0%	0%	0%

        The volatility assumptions are based on the historical daily price data of Wave's stock over a period equivalent to the weighted average expected term of the options. Management did not identify any factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Share-based Compensation (Continued)

        The risk-free interest rate assumption is based upon the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option granted.

        The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. For Wave's stock option plans, it is based upon an analysis of the historical behavior of option holders during the period from January 1, 2000 to December 31, 2010. Management believes historical data is representative of future exercise behavior. For Wave's Employee Stock Purchase Plan, the expected term of six months, is the length of each purchase period, pursuant to the plan.

        As stock-based compensation expense recognized in the consolidated statement of operations pursuant to ASC 718 is based on awards ultimately expected to vest, stock-based compensation expense reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

        A summary of option activity for all Wave option plans through December 31, 2010 follows:

	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of year	9,077,477	$4.13	6,528,296	$6.24	6,916,478	$6.80
Granted	2,457,050	2.18	3,242,900	0.82	932,300	1.67
Forfeited	(199,449)	1.48	(105,654)	1.27	(507,127)	2.00
Expired	(404,301)	38.15	(588,065)	9.74	(813,355)	8.42
Exercised	(888,445)	1.45	—		—

Balance at end of year	10,042,332	2.47	9,077,477	4.13	6,528,296	6.24

Exercisable at end of year	5,521,762	$3.23	4,907,817	$6.70	4,311,378	$8.44

Additional shares available for grant at end of year	2,739,875		4,593,175		3,970,837

        The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $1.39, $0.51 and $1.24, respectively.

        The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2010 were 6.6 and 5.0 years, respectively.

        As of December 31, 2010, unrecognized stock-based compensation related to stock options was approximately $1,668,000. At December 31, 2010, the weighted average period this cost is expected to be expensed is 2.1 years. The total fair value of shares that vested during the years ended December 31, 2010, 2009 and 2008 was approximately $1,861,000, $1,682,000 and $1,988,000, respectively.

        As of December 31, 2010, the intrinsic value of outstanding, vested and currently exercisable share options was approximately $6,789,000.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Share-based Compensation (Continued)

        The following table summarizes information about stock options outstanding under the Wave stock options plans as of December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $0.75	143,666	8.0	$0.66	81,160	$0.67
$0.76 - $1.00	2,534,027	8.1	0.82	676,080	0.83
$1.01 - $2.00	4,018,233	7.6	1.90	1,865,066	1.88
$2.01 - $2.50	1,088,026	6.1	2.39	949,426	2.41
$2.51 - $3.00	417,567	4.2	2.89	324,867	2.98
$3.01 - $5.00	789,878	5.5	3.64	574,228	3.64
$5.01 - $10.00	674,104	2.1	5.65	674,104	5.65
$10.01 - $15.00	376,831.1		12.10	376,831	12.10

	10,042,332	6.6	$2.47	5,521,762	$3.23

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

        Stock option activity during 2010, 2009 and 2008 is as follows:

	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at Beginning of year	556,263	$1.23	624,663	$1.23	624,663	$1.23
Granted	—	—	—	—	—	—
Canceled	(21,530)	2.65	(68,400)	1.20	—	—

Balance at end of year	534,733	1.20	556,263	1.23	624,663	1.23

Exercisable at end of year	534,733	$1.20	556,263	$1.23	624,663	$1.23

Additional shares available for grant at end of year	1,937,490		1,915,960		1,847,560

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Share-based Compensation (Continued)

        No options were granted under the Wavexpress stock option plan during the years ended December 31, 2010, 2009 and 2008.

        The following table summarizes information about Wavexpress' stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.20	534,733	1.3	$1.20	534,733	$1.20

Employee Stock Purchase Plan

        In November 2004, the Board of Directors adopted the Wave Systems Corp. 2004 Employee Stock Purchase sold to eligible employees at a 15% discount from the market value of the shares. The Purchase Plan was ratified by a shareholder vote at Wave's 2005 annual shareholder meeting on May 23, 2005. Under the terms of the Purchase Plan, employees may elect to have withheld, up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave's Class A Common Stock. Offering periods commence on June 1st and December 1st and are for a period of six months. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period. Approximately 50%, 30% and 22% of eligible employees participated in the Purchase Plan for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2010 employees purchased 391,919 shares of Wave Class A Common Stock at an average share price of $1.54 per share, for an aggregate of $601,807 in proceeds to Wave. For the year ended December 31, 2009 employees purchased 517,633 shares of Wave Class A Common Stock at an average share price of $0.50 per share, for an aggregate of $260,285 in proceeds to Wave. For the year ended December 31, 2008 employees purchased 360,058 shares of Wave Class A Common Stock at an average share price of $0.64 per share, for an aggregate of $229,428 in proceeds to Wave.

(11) Warrants

        On July 21, 2009, Wave issued warrants to investors to purchase up to 895,868 shares of Class A Common Stock pursuant to which Wave sold and issued 1,791,738 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,648,400. The warrants are exercisable at an exercise price of $1.155 per share and expire on January 21, 2015. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $1,034,728, at the exercise price. During 2010, Wave received gross proceeds of $494,265, in connection with the issuance of 427,935 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On July 16, 2009, Wave issued warrants to investors to purchase up to 1,724,024 shares of Class A Common Stock pursuant to which Wave sold and issued 3,448,042 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,172,199. The warrants are exercisable at an exercise price of $1.155 per share and expire on January 16, 2015. If exercised in full, the investor

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Warrants (Continued)

warrants granted in connection with this financing may generate up to an additional $1,991,248, at the exercise price. During 2010, Wave received gross proceeds of $1,352,231, in connection with the issuance of 1,170,763 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On April 8, 2009, Wave issued warrants to investors to purchase up to 940,568 shares of Class A Common Stock pursuant to which Wave sold and issued 1,881,136 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,034,625. The warrants are exercisable at an exercise price of $0.55 per share and expire on April 8, 2012. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $517,312, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 112,868 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.55 per share and expire on April 8, 2012. If exercised in full, the warrants granted to the placement agent may generate up to an additional $62,077, at the exercise price. During 2010 and 2009, Wave received gross proceeds of $234,375 and $6,875, respectively, in connection with the issuance of 426,136 and 12,500 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 34,560 shares of Class A Common Stock were issued to SRA during 2010 upon the partial cashless exercise of the warrants that were granted to SRA as part of this financing.

        On March 13, 2009, Wave issued warrants to investors to purchase up to 392,500 shares of Class A Common Stock pursuant to which Wave sold and issued 785,000 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $431,750. The warrants are exercisable at an exercise price of $0.55 per share and expire on March 13, 2012. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $215,875, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 47,100 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.55 per share and expire on March 13, 2012. If exercised in full, the warrants granted to the placement agent may generate up to an additional $25,905, at the exercise price. During 2010 and 2009, Wave received gross proceeds of $90,750 and $48,125, respectively, in connection with the issuance of 165,000 and 87,500 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 3,144 shares of Class A Common Stock were issued to SRA during 2010 upon the partial cashless exercise of the warrants that were granted to SRA as part of this financing.

        On December 24, 2008, Wave issued warrants to investors to purchase up to 1,140,000 shares of Class A Common Stock pursuant to which Wave sold and issued 456 shares of 8% Series K Convertible Preferred Stock, par value $.01 per share for an aggregate purchase price of $1,276,800. The warrants are exercisable at an exercise price of $0.28 per share and expire on December 24, 2011. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $319,200, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 273,600 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.28 per share and would have expired on December 24, 2011. If exercised in full and in cash, the warrants granted to the placement agent would have generated up to an additional $76,608, at the exercise price. During 2010 and 2009, Wave received gross proceeds of $45,500 and $2,800, respectively, in connection with the issuance of 162,500 and 10,000 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Warrants (Continued)

to investors as part of this financing. Also, during 2010 and 2009, 231,945 and 17,361 shares, respectively, of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrant that were granted to SRA as part of this financing.

        On October 30, 2008, Wave issued warrants to investors to purchase up to 2,220,000 shares of Class A Common Stock pursuant to which Wave sold and issued 111 shares of Series J Convertible Preferred Stock, par value $.01 per share for an aggregate purchase price of $721,500. The warrants are exercisable at an exercise price of $0.40 per share and expire on October 30, 2013. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $888,000, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 66,600 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.40 per share and expire on October 30, 2011. If exercised in full and in cash, the warrants granted to the placement agent may generate up to an additional $26,640, at the exercise price. During 2010, Wave received gross proceeds of $149,000, in connection with the issuance of 372,500 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 29,020 shares of Class A Common Stock were issued to SRA during 2010 upon the partial cashless exercise of the warrants that were granted to SRA as part of this financing.

        On September 11, 2008, Wave issued to SRA warrants to purchase up to 103,200 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 172 shares of 8% Series I Preferred Stock, par value $.01 per share for an aggregate purchase price of $756,800. The warrants were exercisable at an exercise price of $0.50 per share and would have expired on September 11, 2011. During 2010, 79,877 shares of Class A Common Stock were issued to SRA upon the complete and cashless exercise of these warrants. There are no remaining warrants outstanding in connection with this financing.

        On August 11, 2008, Wave issued warrants to investors to purchase up to 342,083 shares of Class A Common Stock pursuant to which Wave sold and issued 1,368,333 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $821,000. The warrants are exercisable at an exercise price of $0.65 per share and expire on August 11, 2011. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $222,354, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 82,100 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.65 per share and would have expired on February 11, 2010. If exercised in full and in cash, the warrants granted to the placement agent would have generated up to an additional $53,365, at the exercise price. During 2010, Wave received gross proceeds of $222,354, in connection with the issuance of 342,083 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, during 2010 and 2009, 53,456 and 3,659 shares, respectively, of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrants that were granted to SRA as part of this financing.

        On June 30, 2008, Wave issued warrants to investors to purchase up to 470,125 shares of Class A Common Stock pursuant to which Wave sold and issued 1,880,500 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,598,425. The warrants are exercisable at an exercise price of $0.90 per share and expire on June 30, 2011. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $423,113, at the

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Warrants (Continued)

exercise price. Wave also issued to a placement agent warrants to purchase up to 112,830 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.90 per share and would have expired on December 31, 2009. If exercised in full and in cash, the warrants granted to the placement agent would have generated up to an additional $101,547, at the exercise price. During 2010 and 2009, Wave received gross proceeds of $302,162 and $45,000, respectively, in connection with the issuance of 335,736 and 50,000 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Additionally, during 2009, 30,178 shares of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrants that were granted to SRA as part of this financing.

        On May 23, 2008, Wave issued warrants to investors to purchase up to 537,812 shares of Class A Common Stock pursuant to which Wave sold and issued 2,151,250 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,721,000. The warrants are exercisable at an exercise price of $0.85 per share and expire on May 23, 2011. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $457,140, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 129,075 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.85 per share and would have expired on November 23, 2009. If exercised in full and in cash, the warrants granted to the placement agent would have generated up to an additional $109,714, at the exercise price. During 2010, Wave received gross proceeds of $183,547, in connection with the issuance of 215,938 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, during 2009, 28,339 shares of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrants that were granted to SRA as part of this financing.

        On February 29, 2008, Wave issued warrants to investors to purchase up to 952,050 shares of Class A Common Stock pursuant to which Wave sold and issued 3,173,500 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,490,850. The warrants are exercisable at an exercise price of $1.15 per share and expire on February 29, 2013. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $1,094,858, at the exercise price. Wave also issued to SRA warrants to purchase up to 190,410 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $1.33 per share and expired unexercised on February 29, 2010. During 2010, Wave received gross proceeds of $905,108, in connection with the issuance of 787,050 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Warrants (Continued)

market value of these warrants was approximately $146,000 and was recorded as consultant expense in 2003. No additional warrants are required to be granted pursuant to the individual compensation plan for the sales representative. These warrants are currently exercisable and expire January 1, 2013 through April 30, 2013.

        A summary of warrants outstanding at December 31, 2010, follows:

		Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.25 - $0.50	2,849,380	2.6	$0.36	2,849,380	$0.36
$0.51 - $1.00	1,163,155	1.1	$0.66	1,163,155	$0.66
$1.01 - $2.00	1,191,194	3.9	$1.16	1,191,194	$1.16
$2.01 - $4.35	14,788	2.2	$3.38	14,788	$3.38

	5,218,517	3.3	$0.62	5,218,517	$0.62

(12) Wavexpress

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

        On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide "download and play" services. As of December 31, 2008, the New York, NY facility was closed. The engineering staff was terminated. An impairment charge of $447,128 was recorded to reflect the write-off of impaired assets, consisting primarily of computer equipment, including equipment collateralizing a capital lease obligation (see note 13).

        Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share. Through December 31, 2010, Wave has funded Wavexpress with approximately $47,026,000 in cash loans, which have accumulated approximately $34,174,000 in accrued interest. Such amounts include approximately $9,500,000 that has since automatically converted into 1,826,571 additional shares

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Wavexpress (Continued)

of Wavexpress at an average conversion price of $5.20 per share. These amounts are eliminated in consolidation.

        As of December 31, 2010, Wave owns 97.3% of Wavexpress, while Sarnoff owns 1.7% (on a fully diluted basis). None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress' balance sheet and operating results in its consolidated financial statements. Wavexpress has incurred net operating losses of approximately $80,000, $631,000 and $4.1 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

(13) Commitments and Contingencies

Operating Leases

        Summarized below is a listing of properties leased by Wave pursuant to non-cancelable operating leases. Wave's principal research and development activities are conducted at the Princeton and Cupertino facilities.

Location	Annual Lease Cost	Lease Expiration Date
Lee, MA	$154,331	Monthly
Princeton, NJ	99,072	Dec. 2014
Cupertino, CA	521,934	Feb. 2013
Orvault, France	13,563	Feb. 2012

Total	$788,900

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2010 are as follows:

2011	$629,365
2012	632,766
2013	188,219
2014	100,942
Thereafter	0

Total minimum lease payments	$1,551,292

        Rent expense for the years ended December 31, 2010, 2009 and 2008 amounted to approximately $765,000, $907,000 and $1,134,000, respectively.

Capital Leases

        Wave has a capitalized lease obligation for computer equipment due monthly through July 2013 of $183,504 and $245,362 as of December 31, 2010 and 2009, respectively. The interest rate is 7.7% per annum. This lease obligation is collateralized by the related assets with a net book value of $-0- as of December 31, 2010 reflecting an impairment charge due to the suspension of Wavexpress' TVTonic consumer media services (see note 12).

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Commitments and Contingencies (Continued)

        Future minimum lease payments under this non-cancelable capital lease as of December 31, 2010 are as follows:

2011	$78,529
2012	78,529
2013	45,808

Total minimum lease payments	202,866
Less: Amount representing interest	(19,362)

Balance at December 31, 2010	$183,504

(14) Income Taxes

        The Company did not provide for any income tax expense or (benefit) for the years ending December 31, 2010, 2009 and 2008.

        The following table summarizes the significant differences between the United States federal statutory tax rate and the Company's effective tax rate for financial statement reporting purposes:

	2010	2009	2008
Statutory tax rate	34%	34%	34%
Stock-based compensation on ISO's	(8)	(18)	(3)
BCF on Preferred Stock	(0)	(0)	(1)
Change in valuation allowance	(26)	(16)	(30)

Total	—%	—%	—%

        The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating and capital loss carryforwards	$96,004,000	$99,472,000
Accrued expenses	791,000	720,000
Intangibles	286,000	303,000
Reserves	896,000	921,000
Depreciation	345,000	382,000

Total gross deferred tax assets	98,322,000	101,798,000
Less valuation allowance	(98,322,000)	(101,798,000)

Net deferred tax asset	$—	$—

        The valuation allowance decreased by approximately $3.5 million and $6.5 million during the years ended December 31, 2010 and 2009, respectively.

        Management has concluded that it is more likely than not that Wave will not have sufficient taxable income of an appropriate character within the carryback and carryforward periods permitted by

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Income Taxes (Continued)

current law to allow for the utilization of the deferred tax assets and, therefore, a valuation allowance has been established against the deferred tax assets of $98,322,000 as of December 31, 2010. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2010 will be allocated as follows: $96,995,000 to continuing operations and $1,327,000 to additional paid-in capital for amounts attributable to exercise of employee stock options.

        Wave has federal and state net operating loss carryforwards of approximately $277.0 million, which expire beginning in 2011 through 2030. Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave's net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period. Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits at December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance at beginning of year	$5,165,535	$11,353,354	$9,428,187
Increases related to current tax positions	0	0	1,925,167
Decreases related to prior year tax positions	(5,165,535)	(6,187,819)	0

Balance at end of year	$0	$5,165,535	$11,353,354

        The unrecognized tax benefits, if recognized, would not affect the Company's effective tax rate because the Company has recorded a full valuation allowance against its net deferred tax assets. The decreases related to prior year tax positions are attributable to an amendment to tax deductions previously taken on the Company's tax returns.

        The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files United States Federal and state income tax returns. In general, the statute of limitations with respect to the Company's United States Federal income taxes has expired for years prior to 2006, and the relevant state statutes vary. However, preceding years remain open to examination by United States Federal and state taxing authorities to the extent of future utilization of net operating losses and capital losses generated in each preceding year. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2011. As described above, utilization of the Company's loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code. Any limitation may result in expiration of a portion of the net operating and capital loss carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Defined Contribution Plan

        Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2010, 2009 or 2008.

(15) Disclosures about the Fair Value of Financial Instruments

Cash and Cash Equivalents, Prepaid Expenses and Other Receivables, Accounts Payable and Accrued Expenses

        The carrying amounts of these instruments approximate fair value because of their short maturities.

        As of December 31, 2010, Wave's financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments. Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $3,446,000 at December 31, 2010) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Segment Reporting (Continued)

        The following sets forth reportable segment data:

	For the years ended December 31,
	2010	2009	2008
Operating Revenues:
EMBASSY® digital security products and services	26,050,792	18,888,879	8,809,815
Wavexpress broadband media distribution products and services	—	—	—

Total Operating Revenues	$26,050,792	$18,888,879	$8,809,815

Net Loss:
EMBASSY® digital security products and services	(4,043,283)	(2,695,763)	(16,409,060)
Wavexpress broadband media distribution products and services	(63,692)	(631,022)	(4,130,582)

Total Segments Net Loss	(4,106,975)	(3,326,785)	(20,539,642)
Net interest income (expense)	(15,842)	(19,466)	(9,572)

Net Loss	$(4,122,817)	$(3,346,251)	$(20,549,214)

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	404,795	259,210	309,642
Wavexpress broadband media distribution products and services	—	—	85,611

Total Depreciation and Amortization Expense	$404,795	$259,210	$395,253

Capital Expenditures:
EMBASSY® digital security products and services	528,138	88,007	132,789
Wavexpress broadband media distribution products and services	—	—	99,723

Total Capital Expenditures	$528,138	$88,007	$232,512

	As of
	December 31, 2010	December 31, 2009	December 31, 2008
Assets:
EMBASSY® digital security products and services	17,070,980	6,312,854	3,367,690
Wavexpress broadband media distribution products and services	12,903	15,071	62,084

Total Assets	$17,083,883	$6,327,925	$3,429,774

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Segment Reporting (Continued)

        The following table details Wave's sales by geographic area for the years ended December 31, 2010, 2009 and 2008. Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2010
EMBASSY® digital security products and services	$25,167,998	$72,646	$810,148	$26,050,792
Wavexpress broadband media distribution products and services	—	—	—	—

Total	$25,167,998	$72,646	$810,148	$26,050,792
% of Total	97%	0%	3%	100%
2009
EMBASSY® digital security products and services	$18,350,388	$5,440	$533,051	$18,888,879
Wavexpress broadband media distribution products and services	—	—	—	—

Total	$18,350,388	$5,440	$533,051	$18,888,879
% of Total	97%	0%	3%	100%
2008
EMBASSY® digital security products and services	$8,576,635	$57,018	$176,162	$8,809,815
Wavexpress broadband media distribution products and services	—	—	—	—

Total	$8,576,635	$57,018	$176,162	$8,809,815
% of Total	97%	1%	2%	100%

        Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

        Customers, by segment, from which Wave derived revenue in excess of 10% for the years ended December 31st are as follows:

		2010	2009	2008
Customer	Segment	Revenue
Dell, Inc.	EMBASSY®	$20,714,154	$15,281,863	$7,048,920
% of Total Revenue		80%	81%	80%

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Selected Quarterly Financial Data (unaudited)

	Quarter-ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenues	$7,037,238	$6,695,452	$6,448,674	$5,869,428
Cost of net revenues	476,813	489,204	459,141	351,660
Loss from operations	(1,210,045)	(1,174,597)	(962,666)	(759,667)
Net loss	(1,213,296)	(1,178,472)	(966,874)	(764,175)
Net loss per common share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	Quarter-ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenues	$5,213,252	$4,843,806	$4,797,640	$4,034,181
Cost of net revenues	358,959	303,702	387,170	348,060
Loss from operations	(996,925)	(473,706)	(338,630)	(1,517,524)
Net loss	(1,000,551)	(478,716)	(343,752)	(1,523,232)
Net loss per common share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)