Form 10-Q
period 2011-03-31
WAVE SYSTEMS CORP
filed 2011-05-10
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2011: 82,817,393 shares of Class A Common Stock and 35,556 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$9,733,374	$3,595,076
Accounts receivable, net of allowance for doubtful accounts of $-0- at March 31, 2011 and December 31, 2010	3,264,607	11,594,549
Prepaid expenses	327,529	319,209
Total current assets	13,325,510	15,508,834
Property and equipment, net	610,483	507,247
Amortizable intangible assets, net	898,333	953,333
Other assets	114,469	114,469
Total Assets	14,948,795	17,083,883
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	3,780,734	4,399,579
Current portion of capital lease payable	68,059	66,770
Deferred revenue	6,555,170	8,454,029
Total current liabilities	10,403,963	12,920,378
Long-term portion of capital lease payable	99,228	116,734
Long-term deferred revenue	1,350,000	1,350,000
Total liabilities	11,853,191	14,387,112
Stockholders’ Equity:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 82,578,744 shares issued and outstanding in 2011 and 81,331,737 in 2010	825,787	813,317
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 35,556 shares issued and outstanding in 2011 and 2010	355	355
Capital in excess of par value	356,686,081	354,042,031
Accumulated deficit	(354,416,619)	(352,158,932)
Total Stockholders’ Equity	3,095,604	2,696,771
Total Liabilities and Stockholders’ Equity	$14,948,795	$17,083,883

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended
	March 31,	March 31,
	2011	2010
Net revenues:
Licensing	$7,264,119	$5,693,521
Services	212,117	175,907
Total net revenues	7,476,236	5,869,428

Operating expenses:
Cost of net revenues - licensing	298,881	202,125
Cost of net revenues - services	74,047	149,535
Selling, general and administrative	6,060,907	4,090,126
Research and development	3,298,787	2,187,309
Total operating expenses	9,732,622	6,629,095
Operating loss	(2,256,386)	(759,667)
Other income (expense):
Net interest expense	(1,301)	(4,508)
Net loss	$(2,257,687)	$(764,175)
Loss per common share — basic and diluted	$(0.03)	$(0.01)
Weighted average number of common shares outstanding during the period	82,168,105	77,186,505

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total

Balance as of December 31, 2010	81,331,737	$813,317	35,556	$355	$354,042,031	$(352,158,932)	$2,696,771
Net loss	—	—	—	—	—	(2,257,687)	(2,257,687)
Warrants exercised at $0.55 - $1.155 per share	802,403	8,024	—	—	818,533	—	826,557
Employee stock options exercised at $0.50 - $3.54 per share	361,300	3,613	—	—	632,467	—	636,080
Cashless exercise of warrants at $0.40 - $0.55 per share	83,304	833	—	—	(833)	—	—
Stock based compensation	—	—	—	—	1,193,883	—	1,193,883
Balance as of March 31, 2011	82,578,744	$825,787	35,556	$355	$356,686,081	$(354,416,619)	$3,095,604

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,257,687)	$(764,175)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Depreciation and amortization	123,808	68,184
Compensation associated with issuance of stock options	1,193,883	573,163
Changes in assets and liabilities:
Decrease in accounts receivable	8,329,942	161,015
Increase in prepaid expenses	(8,321)	(64,335)
Decrease in other assets	—	5,929
Decrease in accounts payable and accrued expenses	(618,844)	(227,639)
Decrease in deferred revenue	(1,898,859)	(242,723)
Net cash provided by (used in) operating activities	4,863,922	(490,581)

Cash flows from investing activities:
Acquisition of property and equipment	(172,044)	(82,959)
Net cash used in investing activities	(172,044)	(82,959)

Cash flows from financing activities:
Payments on capital lease obligation	(16,217)	(15,024)
Proceeds from exercise of warrants	826,557	2,959,663
Proceeds from employee stock option exercises	636,080	874,443
Net cash provided by financing activities	1,446,420	3,819,082

Net increase in cash and cash equivalents	6,138,298	3,245,542

Cash and cash equivalents at beginning of period	3,595,076	1,900,014

Cash and cash equivalents at end of period	$9,733,374	$5,145,556

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,415	$4,608

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

March 31, 2011 and 2010

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (“Wave”) as of March 31, 2011 and December 31, 2010, and the results of its operations and cash flows for the three-month periods ended March 31, 2011 and 2010.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2010, included in its Form 10-K filed on March 15, 2011.  The results of operations for the quarter ended March 31, 2011 are not necessarily indicative of the operating results for the full year or any future periods.

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

A detailed description of the accounting policies deemed critical to the understanding of the consolidated financial statements is included in the notes to Wave’s audited financial statements for the year ended December 31, 2010, included in its Form 10-K filed with the Securities and Exchange Commission on March 15, 2011.

Revenue Recognition

Three-Months Ended March 31, 2011

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with our original equipment manufacturer (“OEM”) partners, software development and other services.  Our distribution arrangements have given rise to separate software license upgrade agreements with the end users of the products distributed by the OEMs.  We apply software revenue recognition guidance to all transactions except those where no software is involved or software is incidental.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured.  Persuasive evidence is generally a binding purchase order or license agreement. Delivery occurs when product is shipped, for our OEM distribution arrangements, or delivered via a license key, for our license upgrade agreements.

We enter into perpetual software license agreements, referred to by us as license upgrade agreements, through direct sales to customers and indirect sales through our OEM partners, distributors and resellers with the end users of the products distributed by the OEMs.  We have defined our two classes of end user customers as large and small based on those with orders in excess of 5,000 licenses and those with less than 5,000 licenses, respectively. These license upgrade agreements, or arrangements, generally include a maintenance component.  For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence (“VSOE”) of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as licensing revenue.  VSOE of fair value is based upon the price for which the undelivered element is sold separately.  Through December 31, 2010, the Company lacked sufficient maintenance renewal history to determine VSOE for the maintenance component of the arrangement and as a result, recognized the total arrangement fee over the term of the maintenance performance period.

During the quarter ended March 31, 2011, we had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for our small class of customers.  Through March 31, 2011, we continue to lack sufficient independent maintenance renewals to establish VSOE for our large customer class.  As a result, beginning in the quarter ended March 31, 2011, for the small customer class, we have allocated the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is still the case for our large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.  At March 31, 2011, our deferred revenue consists of the unamortized balance of maintenance for sales to our small class of customers during the three-months ended March 31, 2011 and arrangements where VSOE does not exist — all large customer orders and small customer orders received prior to January 1, 2011.

2.               Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of March 31, 2011, had an accumulated deficit of $354,416,619.  Wave may incur an operating loss for the fiscal year 2011.  As of March 31, 2011, Wave had positive working capital of $2,921,547.

Wave has begun market introduction of its security and other software products and has signed initial distribution contracts for these applications.  However, due to the early stage nature of this market, Wave may not generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the twelve-months ending March 31, 2012.

Because Wave may not have sufficient revenue to fund operations for the twelve-months ending March 31, 2012; Wave has been and may continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2012.  These activities included the filing of a $25,000,000 S-3 shelf registration with the SEC on April 18, 2008, which was declared effective on June 23, 2008; and the subsequent sales of shares of preferred and common stock pursuant to this shelf registration statement during 2009 and 2008.  There remains approximately $9,500,000 in gross proceeds available under the April 18, 2008 shelf registration statement, which may be used for future financings although there can be no assurances that future financings will be attainable.

Wave may be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve-months ending March 31, 2012.  If Wave is not successful in executing its business plan, it may be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, cease operations or merge with another company.  No assurance can be provided that any of these initiatives will be successful.  Due to its projected capital needs over the next year and beyond, and the uncertainty as to whether it will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave’s ability to continue as a going concern.

3.               Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the quarters ended March 31, 2011 and 2010, were approximately 8,599,000 shares and 10,230,000 shares, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 15,715,000 and 16,558,000 shares were outstanding for the quarters ended March 31, 2011 and 2010 respectively, but these shares were not included in the computation of diluted loss per share because the exercise price of these stock options and other stock warrants was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

4.               Wavexpress

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation (“Sarnoff”).  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of March 31, 2011, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were $8,450 and $26,554 for the three-months ended March 31, 2011 and 2010, respectively.  On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and is continuing to explore opportunities to sell or license its technology to third parties that may provide “download and play” services.

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the prime rate of JP Morgan Chase Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through March 31, 2011, Wave has funded Wavexpress with approximately $47,046,000 in cash loans, which have accumulated approximately $35,294,000 in accrued interest.  Such amounts include approximately $9,500,000 that has since automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

5.               Recent Accounting Pronouncements

In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (“TPE”), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE, or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption was permitted. Wave adopted these ASUs on January 1, 2011 and have determined that their adoption has not had a material impact on its consolidated financial statements.

6.               Share-based Compensation

Wave recognized $1,193,883 and $573,163 of share-based compensation during the three-months ended March 31, 2011 and 2010, respectively.  During the three-months ended March 31, 2011, Wave granted 2,070,415 stock options at a weighted-average estimated fair value of $2.88.  During the three-months ended March 31, 2010, Wave granted 2,077,300 stock options at a weighted-average estimated fair value of $1.27.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
Cost of Sales	$11,785	$17,764
Selling, General & Administrative	838,925	382,553
Research & Development	343,173	172,846
Total	$1,193,883	$573,163

7.       Income Taxes

Wave has not recorded any income tax expense due to the net loss incurred for all periods presented.  Wave has federal and state net operating loss carryforwards of approximately $277 million, which expire beginning in 2011 through 2030.  Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period.  Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership occurred prior to or following Wave’s initial public offering in September 1994 and, potentially, in periods following, thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.

8.               Segment Reporting

Wave’s products include the Wave EMBASSY digital security products and services (“EMBASSY”) and Wavexpress broadband media distribution products and services.  These products and services constitute Wave’s reportable segments under ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”.  Net losses for reportable segments exclude interest income and other income.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s Chief Financial Officer.

The following sets forth reportable segment data:

	Three-months ended March 31,
	2011	2010
Net Revenues:
EMBASSY digital security products and services	$7,476,236	$5,869,428
Wavexpress broadband media distribution products and services	—	—
Total Net Revenues	7,476,236	5,869,428
Net Loss:
EMBASSY digital security products and services	(2,251,351)	(737,721)
Wavexpress broadband media distribution products and services	(5,035)	(21,946)
Total Segments Net Loss	(2,256,386)	(759,667)
Net interest expense	(1,301)	(4,508)
Net Loss	(2,257,687)	(764,175)

Depreciation and Amortization Expense:
EMBASSY digital security products and services	123,808	68,184
Wavexpress broadband media distribution products and services	—	—
Total Depreciation and Amortization Expense	123,808	68,184
Capital Expenditures:
EMBASSY digital security products and services	172,044	82,959
Wavexpress broadband media distribution products and services	—	—
Total Capital Expenditures	$172,044	$82,959

	March 31,	December 31,
	2011	2010
Assets:
EMBASSY digital security products and services	$14,935,892	$17,070,980
Wavexpress broadband media distribution products and services	12,903	12,903
Total Assets	$14,948,795	$17,083,883

The following table details Wave’s sales by geographic area for the three-month periods ended March 31, 2011 and 2010.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2011
EMBASSY digital security products and services	$7,272,138	$86,098	$118,000	$7,476,236
Wavexpress broadband media distribution products and services	—	—	—	—
Total	7,272,138	$86,098	118,000	7,476,236
% of Total Revenue	97%	1%	2%	100%
2010
EMBASSY digital security products and services	$5,560,532	$200	$308,696	$5,869,428
Wavexpress broadband media distribution products and services	—	—	—	—
Total	5,560,532	200	308,696	5,869,428
% of Total Revenue	95%	0%	5%	100%

Substantially all long-lived assets of Wave are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three-month periods ended March 31st are as follows:

		2011	2010
Customer	Segment	Revenue

Dell	EMBASSY	$5,247,716	$4,779,600
% of Total Revenue		70%	81%

9.               Issuance of Common Stock

During the three-month period ended March 31, 2011, Wave received gross proceeds of $826,557 in connection with the issuance of 802,403 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave’s 2009 and 2008 financings.  The warrants were exercised at exercise prices ranging from $0.55 - $1.155 per share.

During the three-month period ended March 31, 2011, 83,304 shares of Class A Common Stock were issued to Security Research Associates upon the cashless exercises of warrants that were granted to this placement agent as part of Wave’s 2009 and 2008 financings.  The warrants were exercised at exercise prices ranging from $0.40 - $0.55 per share.

During the three-month period ended March 31, 2011, Wave received gross proceeds of $636,080 in connection with the issuance of 361,300 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at exercise prices ranging from $0.50 - $3.54 per share.

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

10.   Fair Value Measurement

As of March 31, 2011, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $9,460,500 at March 31, 2011) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

11.  Subsequent Event

On April 14, 2011, Wave announced a $3.5 million agreement with BASF to provide the global chemical firm with Wave’s EMBASSY client and server software and maintenance services for its new global fleet of personal computers.  The order involves tens of thousands of ERAS licenses, maintenance orders for 2011 and additional maintenance orders for all of 2012. The order was fulfilled on May 3, 2011.  Wave expects to record approximately $2.8 M of license sales and the 2011 maintenance as revenue ratably over the remainder of 2011, with 2012 maintenance of approximately $700,000 to be recognized ratably over the full year of 2012.

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

Wave develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to, and work with, the specifications of the Trusted Computing Group (“TCG”), www.trustedcomputinggroup.org, an industry standards organization comprised of computer and device manufacturers, software vendors and other computing products manufacturers. Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues.  These issues include: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security and regulatory compliance.

Since 2008, we have held a permanent seat on the TCG Board of Directors (the “TCG Board”), joining permanent members AMD, Fujitsu, HP, IBM, Infineon, Intel, Lenovo and Microsoft.  Wave has also elevated its membership status to the highest level of TCG “Promoter.”  Permanent members of the TCG Board provide guidance to the organization’s work groups in the creation of the specifications to protect personal computers (“PCs”) and other computing devices from attacks and to help prevent data loss and theft.  Wave’s enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces.  Wave is eligible to serve on and chair the TCG Board, Work Groups and Special Committees.  Wave is able to submit revisions and addendum proposals for specifications with design guides and may review and comment on design guides prior to their adoption.

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

Prior to the formation of the TCG, Wave developed its pioneering EMBASSY (EMBedded Application Security SYstem) Trust System.  The EMBASSY Trust System is a combination of client hardware consisting of the EMBASSY 2100 security chip (the “EMBASSY chip”) and its firmware, and software consisting of the Trust Assurance Network (“TAN”), a back-office infrastructure that manages its security functions.  As the market for TPM-enabled products has developed with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications by repurposing these product assets.  Wave has since developed a set of applications known as the EMBASSY Trust Suite, EMBASSY Trust Server products, middleware and software tools to work with various other chip manufacturers’ TCG-specified TPMs that are now available.  Wave’s products support cross-platform interoperability for the currently available TPM chips from Nuvoton Technology Corporation, Atmel, Broadcom, Infineon Technologies AG, and ST Microelectronics and have been verified for usage on TPM platforms shipped by Dell, Acer, Intel, Lenovo, HP, ASUS, NEC and Fujitsu.

Wave’s operations to-date have consisted primarily of product development, performance under contract to develop products and marketing and sales to PC and semi-conductor chip (“Chip”) OEMs resellers, and enterprises.  Wave has been successful in signing distribution and reseller contracts with Intel, Nuvoton, ST Microelectronics, Dell, Acer, ASUS and Broadcom.  In February 2010, Wave entered into a reseller agreement with Universal Scientific Industrial (“USI”) that permits USI to distribute a custom version of Wave’s software on specified ASUS notebook platforms worldwide.  In November 2009, Wave entered into a reseller agreement with Hewlett-Packard Company (“HP”) that permits HP to distribute and sell Wave’s software products through HP sales channels.

Our Products

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

ESC enables the user to set up and configure the TPM platform.  In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management.  In January 2009, the TCG published storage specifications for another major trusted hardware component, the self-encrypting drive (“SED”).  The ESC software contains advanced lifecycle management tools for the SED.  Trusted Drive Manager is the software utilized for managing SEDs.  SEDs are designed to provide advanced data protection technology and they differ from software-based full disk encryption in that encryption takes place in hardware in a manner designed to provide robust security without slowing processing speeds.  Because the drives are factory-installed, the systems can be configured such that encryption is “always on” for the protection of proprietary information.  SEDs from Seagate (DriveTrustTM technology) and Samsung, which unveiled the first solid-state SED using flash memory, work with Wave’s client software EMBASSY Trusted Drive Manager for pre-boot authentication and initialization of the drive. Wave has worked with other disk drive OEMs such as Toshiba, Fujitsu and Hitachi to develop support for their self-encrypting drives which are based on the TCG storage specifications.

Data protection is also addressed by the DM, which is offered to provide document encryption, decryption and client-side storage of documents. The DM works with Microsoft Windows and Microsoft Office to secure documents against unauthorized users and hackers.  Wave’s software is Windows 7 and Vista ready, building upon the operating system’s data protection feature sets, providing full-featured EMBASSY solutions for data protection and strong authentication.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $4.8 million for the twelve-months ending March 31, 2012.

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

Current planned development costs for this product group are expected to be approximately $5.1 million for the twelve-months ending March 31, 2012.

EMBASSY Trust Server Applications

EMBASSY Key Management Server (“EKMS”)

EKMS is a server application that is designed to provide corporate-level backup and transition of the TPM keys, a process known as key migration. Key migration using EKMS is designed to help prevent the risk of serious data loss in the event that a TPM, hard drive or motherboard becomes corrupted or a user leaves the organization.  EKMS may assist an organization that requires access to a former employee’s encrypted data or TPM-secured keys for business continuity or disaster recovery purposes.  EKMS enables enterprise-level key protection services while ensuring proper archive procedures and recovery capabilities.

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

EMBASSY Remote Administration Server (“ERAS”)

ERAS is a server product that is offered to provide centralized management and auditing of TPMs and SEDs.  ERAS is designed to give IT administrators the ability to deploy and remotely manage SED and TPM systems, including initialization, pre-boot authentication management, recovery and repurposing of TPMs and SEDs.  ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and SED security settings and to allow IT administrators to assess the risk of whether a lost or compromised PC is adequately secure.  ERAS is designed to facilitate enterprise adoption of TPM and SED technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs.  The latest version of EMBASSY Trust Suite, including TDM, incorporates support for Seagate’s Momentus FDE 7200-RPM SED and Samsung’s SEDs (standard and solid-state versions) — both shipping on Dell’s E-Series notebook PCs.  This version also supports Fujitsu’s 2.5-inch High Definition Drive - technology based upon the Opal Security Subsystem Class (SSC) specification — an industry standard issued by the TCG.  The SSC specification gives vendors an industry standard for developing SEDs that secure data.  Wave’s products currently support Opal compliant SED offerings from Fujitsu, Toshiba, Samsung, Hitachi and Seagate.

Current planned development costs for this product are expected to be approximately $2.9 million for the twelve-months ending March 31, 2012.

Electronic/Digital Signature and Electronic Document Management

eSign Transaction Management Suite

Our SmartSafe Bundle, previously known as eSign Transaction Management Suite or eTMS, originally consisted of four core products: SmartIdentity, SmartSignature, SmartSAFE and SmartConnect.  SmartIdentity is an optional service to verify a signer’s identity through strong authentication methods, including issuing encrypted digital certificates based on public key infrastructure technology.  SmartSignature is a digital signature application that can connect signers and institutions — banks, insurance companies, enterprises, etc. — through a digital signature process.  Wave’s SignatureServer 5.04, a server-side electronic signature application, enables individuals to electronically sign and store virtually any format of document, while connected to a server, as opposed to the signing taking place on the client PC.  SmartSAFE is a core component of the SmartSAFE Bundle that provides record retention of the electronically signed documents.  SmartSAFE Version 5.0.4 is a web-based document management application where signed documents are archived and tracked.  SmartSAFE was designed to provide an environment where a client institution can view, manage, store and transfer sensitive signed and unsigned documents.  SmartSAFE meets the requirements of Federal Rule 901 which requires that the user demonstrate that electronic documents offered as evidence in a legal proceeding are authentic.  Wave’s

SigningRoom Version 2.04 was designed to enhance the functionality of SmartSAFE, enabling an organization to offer signers a secure virtual environment to review, annotate and electronically sign documents.  SmartConnect is a core component of the SmartSAFE Bundle that offers a web service that can retrieve signing and transactional data for viewing and/or for use in populating other systems such as CRM and other workflow applications.  An enhancement to SmartSAFE Bundle known as SmartClose has been designed to allow for mortgage closing documents to be signed and notarized in a secure environment.  The electronic note is then registered through the Mortgage Electronic Registry System, a system for electronically tracking mortgage ownership and servicing rights.  SmartClose also offers lenders protection against borrowers claiming not to have understood their debt obligation by requiring the borrower to electronically sign and initial key line items while providing audit capabilities for the entire transaction.  SmartClose has been designed to allow a lender to originate, sign, track, access, store and transfer electronic mortgages.  Wave plans to continue to allocate resources toward marketing and sales to promote these products.

Wave’s SmartSAFE Bundle is being independently marketed to insurance, mortgage, banking and governmental institutions, offering electronic signature solutions that are designed to comply with the Electronic Signatures in Global and National Commerce Act (“ESIGN”) and Uniform Electronic Transaction Act (“UETA”).  Some of the flagship organizations that are currently utilizing the SmartSAFE Bundle include: Bank of NY Mellon, Mortgage Cadence, Medallion Analytics, Ellie Mae, ala mode, DocuTech, SigniaDocs, Xerox Mortgage Services and Insurance Administrative Solutions.

Current planned development costs for this product are expected to be approximately $600,000 for the twelve-months ending March 31, 2012.

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

R&D

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development (“R&D”).  We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications and eTMS products.  For the years ended December 31, 2010, 2009 and 2008, we spent approximately $10.3 million, $7.8 million and $11.7 million, respectively, on R&D activities. Planned development expenditures for the twelve-month period ending March 31, 2012 are expected to be approximately $13.4 million.

Results of Operations

Three-Months Ended March 31, 2011 and 2010

Wave had net revenues of $7,476,236 and $5,869,428 for the three-months ended March 31, 2011 and 2010, respectively.  The increase in revenue was due primarily to an increase in licensing revenues.  Licensing revenues increased by $1,570,598 during the three-months ended March 31, 2011 as compared to the same period in 2010.  This increase in licensing revenues was due primarily to (i) a net increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $1,185,000 in revenue on a total of approximately $10.9 million of orders received in late December 2009 and 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker and (ii) an increase in revenue recognized on our license upgrade sales due to the recognition of approximately $448,000 in revenue as a result of the achievement of VSOE for our small customer class.  Services revenue, consisting primarily of non-recurring government contracts, increased by $36,210 during the three-months ended March 31, 2011 as compared to the same period in 2010.  Services revenue earned during the three-months ended March 31, 2011 and 2010 was from a $1,600,000 fixed-price modification to a contract awarded by the United States Department of Defense.  The term of the project, as modified, was approximately seventeen months and was completed during mid-February 2011.  Under the contract, Wave provided consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

Cost of net revenues - licensing, consisting primarily of customer support and foreign tax withholdings, was $298,881, for the three-months ended March 31, 2011, as compared to $202,125 for the same period in 2010.  The increase in costs of net revenues - licensing was due primarily to an increase in customer support costs in connection with the increased license revenue during the three-months ended March 31, 2011 versus the comparable prior year period.  Cost of net revenues — services, consisting of non-recurring government time and materials costs, was $74,047, for the three-months ended March 31, 2011, as compared to $149,535 for the same period in 2010.  Cost of net revenues — services decreased during the three-months ended March 31, 2011 as compared to the comparable period of 2010 as our contract with the United States Department of Defense was completed during mid-February 2011.

Selling, general and administrative (“SG&A”) expenses for the three-months ended March 31, 2011 were $6,060,907, as compared to $4,090,126 for the comparable period of 2010, an increase of approximately 48%.  The increase in SG&A expenses during the three-months ended March 31, 2011 was due primarily to (i) an increase in salaries and related benefits totaling approximately $727,000 and an increase of approximately $214,000 in travel expenses, supporting Wave’s growing customer base, (ii) an increase of approximately $457,000 in share-based compensation, (iii) an increase of approximately $357,000 in trade show and marketing expenses and (iv) an increase of approximately $173,000 in professional services expenses, consisting primarily of recruitment and regularly occurring professional fees, in each case as compared to the three-months ended March 31, 2010.  Share-based compensation expense allocated to SG&A was approximately $839,000 for the three-months ended March 31, 2011, as compared to approximately $383,000 for the comparable period of 2010.

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

R&D expenses for the three-months ended March 31, 2011 were $3,298,787, as compared to $2,187,309 for the comparable period of 2010, an increase of 51%.  This increase was primarily attributable to (i) increased salaries, fringe and benefit expenditures of approximately $734,000, supporting Wave’s expanding number of OEM relationships, (ii) an increase of approximately $164,000 in share-based compensation and (iii) an increase in professional fees, consisting primarily of outsourced engineering fees, of approximately $149,000, in each case as compared to the three-months ended March 31, 2010.  Share-based compensation expense allocated to R&D was approximately $343,000 for the three-months ended March 31, 2011 as compared to approximately $173,000 for the comparable period of 2010.

Interest income for the three-months ended March 31, 2011, was $2,114 as compared to $100 for the comparable period of 2010.  Interest expense consisted of interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $3,415 for the three-months ended March 31, 2011 as compared to $4,608 for the comparable period of 2010.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended March 31, 2011 was $2,257,687 as compared to $764,175 for the comparable period of 2010.

Liquidity and Capital Resources

Wave has incurred substantial operating losses since its inception, and as of March 31, 2011, has an accumulated deficit of $354,416,619.  We may also incur an operating loss for the fiscal year of 2011.  As of March 31, 2011, we had positive working capital of $2,921,547.

Sources and uses of cash

As of March 31, 2011, Wave had $9,733,374 in cash and cash equivalents.  As of December 31, 2010, Wave had $3,595,076 in cash and cash equivalents.  The increase in cash and cash equivalents of $6,138,298 resulted from (i) $4,863,922 generated through operating activities and (ii) $1,446,420 generated through financing activities, primarily from the exercise of investor stock warrants and employee stock options, partially offset by (iii) $172,044 used in investing activities for the acquisition of capital assets.

  Our largest source of operating cash flow is cash collections from our customers.  Cash collections from customers amounted to approximately $13,901,000 and $5,756,000 for the three-months ended March 31, 2011 and 2010, respectively.  This increase was due primarily to the collection of $8.1 million of accounts receivable for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker.  Our primary uses of cash in operations are for personnel related expenditures, marketing and other general operating expenses.

Comparison of the periods ended March 31, 2011 and 2010

Cash provided by (used in) operations

The amount of cash provided by operations increased to $4,863,922 for the three-months ended March 31, 2011 from $490,581 used in operations for the comparable period of 2010.  The fluctuations in cash provided by (used in) operations were the result of the changes in the net losses in each of the three-months ended March 31, 2011, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts, which, under generally accepted accounting principles, are not reported in the Statement of Operations.

Net cash provided by operating activities increased primarily due to an increase in cash received from customers resulting from the collection of $8.1 million of accounts receivable for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker during the three-months ended March 31, 2011 as compared to the comparable period of 2010.  This increase was offset by an increase in cash payments for personnel related expenditures, primarily resulting from a higher average headcount during the three-months ended March 31, 2011 as compared to the comparable period of 2010, and an increase in payments to consultants, primarily for outsourced engineering services.  The increase in net cash provided by operations was also offset by an increase in cash payments to suppliers, primarily as a result of increased tradeshow and marketing activities during the three-months ended March 31, 2011 as compared to the comparable period of 2010.  The net decrease in accounts receivable, prepaid expenses and other assets was primarily due to the collection of $8.1 million of orders invoiced and delivered in late December 2010.  Wave received $5.2 million in additional license and maintenance orders through its PC OEM partners on behalf of a U.S.-based automotive company.  The orders increased the total value of the automaker’s software orders to $10.9 million, $6.7 million of which will be recorded as revenue during 2011, $1.9 million of which was recorded as revenue in 2010 and $2.3 million of which is expected to be recognized as revenue in 2012 through 2014.  As of December 31, 2010 we had not established VSOE for the fair value of each undelivered element for our software and maintenance services.  Accordingly, our license and maintenance sales from these orders were recorded as deferred revenue and recognized generally over a 365-day period.  As a result, the decrease in deferred revenue during the three-months ended March 31, 2011 was due primarily to the recognition of revenue on the orders referred to above.

Cash flows from investing activities

Cash used in investing activities consisted of funds used to acquire capital assets totaling $172,044 and $82,959 for the three-months ended March 31, 2011 and 2010, respectively.  Wave expects to continue to acquire capital assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue for the remainder of 2011 at approximately the same level expended during the three-months ended March 31, 2011.  As a result of higher capital expenditures, net cash used in investing activities increased by $89,085 for the three-months ended March 31, 2011 as compared to the comparable period of 2010.

Cash flows from financing activities

For the three-months ended March 31, 2011, cash provided by financing activities totaled $1,446,420 and consisted of $826,557 of investor stock warrant exercises related to our 2009 and 2008 financings and $636,080 of employee stock option exercises offset by $16,217 of payments on a capital lease obligation.  For the three-months ended March 31, 2010, cash provided by financing activities totaled $3,819,082 and consisted of $2,959,663 of investor stock warrant exercises related to our 2009 and 2008 financings and $874,443 of employee stock option exercises offset by $15,024 of payments on a capital lease obligation.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending March 31, 2012 will be approximately $32,300,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of $9,733,374 as of March 31, 2011;

•                  collection of receivables; and

•                  additional financings

Given Wave’s capital requirements for the twelve-months ending March 31, 2012 as indicated above, our cash balance as of March 31, 2011 and the uncertainty as to whether we will generate sufficient revenue, Wave may be required to raise additional capital to continue to fund its operations.  We may obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $25,000,000 shelf registration statement that we filed on April 18, 2008 and was declared effective by the Commission on June 23, 2008.  Approximately $9,500,000 in gross proceeds are available under the April 18, 2008 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the three-months ended March 31, 2011 was approximately $13,901,000 versus approximately $5,756,000 for the comparable period of 2010.

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

Wave’s OEM distribution agreements began to generate royalty revenue during 2006.  The aggregate amount of royalty revenue from these arrangements has been a significant contributor to Wave’s revenue growth to date.  Revenue from these contracts in future years may also be material.  We expect to continue to generate cash flow from these agreements as long as the agreements remain in effect and our software continues to ship with these products.

Wave’s OEM distribution agreements have given rise to separate software upgrade contracts with the end users of the products distributed by the OEMs.  The contracts, referred to by us as license upgrade agreements, include a software license and a maintenance agreement.  The contracts are separately negotiated with end users and are not associated with our OEM distribution agreements.  Sales from the license upgrade agreements began in the latter part of the third quarter of fiscal year 2007.  The sales consist of licensed use of Wave’s EMBASSY Trust Suite of products, primarily Wave’s EMBASSY Security Center paired with our ERAS server product.  In late December 2010, Wave received a series of significant license and maintenance orders for its ERAS software from a U.S.-based automotive company.  The orders were received by Wave through its PC OEM partners and totaled approximately $5.2 million.  The orders increase the total value of the automaker’s software orders to $10.9 million, $6.7 million of which is being recorded as revenue during 2011, $1.9 million of which was recorded as revenue in 2010 and $2.3 million of which is expected to be recognized as revenue in 2012 through 2014.  Initial orders for software licenses and maintenance totaling $5.7 million were received by Wave in December 2009, $1.9 million of which was recorded as revenue on a pro rata basis principally throughout 2010.  At the automaker’s request, in late December 2010 Wave fulfilled $8.1 million of the expanded orders, consisting of $6.7 million in license fees and $1.4 million in maintenance fees for 2012 through 2014.  Consistent with Wave’s revenue recognition policies at the time of the order, approximately $6.7 million of license revenue will be recognized over a 365-day period from the date of invoice and $1.4 million in maintenance is expected to be recorded ratably over 2012 through 2014.  The remaining $972,000 in maintenance orders are expected to be billed and recorded also during 2012 through 2014.  The maintenance portion of the orders, totaling $2.3 million, is cancelable up until December 1, 2011 upon 30 days notice to Wave.

At March 31, 2011, as a result of establishing VSOE for the fair value of each undelivered element for our software and maintenance services for our small customer class effective January 1, 2011, our deferred revenue consists primarily of the unamortized balance of maintenance for sales to our small class of customers during the three-months ended March 31, 2011 and arrangements where VSOE does not exist — large customer orders and small customer orders received prior to January 1, 2011.  For arrangements where VSOE for the fair value of each undelivered element does not exist, our license and maintenance sales are recorded as deferred revenue and then recognized generally over a 365-day period.  The current portion of deferred revenue decreased $1,898,859 (to $6,555,170 from $8,454,029) at March 31, 2011 versus December 31, 2010 primarily as the result of the recognition of revenue on the additional automaker orders received in late December 2010 noted above.  Wave recognized approximately $2,781,000 and $891,000 of license upgrade revenue during the three-months ended March 31, 2011 and 2010, respectively.

Known trends and uncertainties affecting future cash flows

Because Wave may not have sufficient cash to fund operations for the twelve-months ending March 31, 2012, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and may continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2012.  We may be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives to raise additional capital to continue to fund our operations for the twelve-months ending March 31, 2012.  The availability and amount of any such financing are unknown at this time. We may also be required to reduce expenses, which may significantly impede our ability to meet our sales, marketing and development objectives.  Based upon the available cash currently on hand, if we meet our current revenue and expenditure forecast for the twelve-months ending March 31, 2012 (both of which are uncertain), we would have enough liquid assets to continue operating through March 31, 2012.  The foregoing is based on maintaining current revenue levels for both Dell and non-Dell revenues for the twelve-months ending March 31, 2012.  While the foregoing assumes current shipment volumes at the current per-unit royalty rate through March 31, 2012, our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.  Dell revenue was 70% and 81% of total net revenues for the three-months ended March 31, 2011 and 2010, respectively.

Other uncertainties that may impact the future business outlook

Because the information security services market in general, and the TCG hardware security category in particular, are in early stages of development, customer requirements may change and new competitive pressures can emerge, which could require a shift in product development and/or market strategy.  Should such shifts occur, it may require development, marketing and sales strategies to re-start or expand, which would likely increase operating costs, requiring additional capital.  Such shifts have occurred several times throughout Wave’s history, requiring significant changes in strategy and business plan.

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by March 31, 2012 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond March 31, 2012.

The challenges presented by the recent economic downturn may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

Wave has a capitalized lease obligation for computer equipment due July 2013. As of March 31, 2011, $167,287 was outstanding under this obligation.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of March 31, 2011 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress’ TVTonic consumer media services on December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$68,059	$99,228	$—	$—	$167,287
Operating leases commitments	633,040	689,965	75,706	—	1,398,711
Total commitments	$701,099	$789,193	$75,706	$—	$1,565,998

Net operating and capital loss carryforwards

As of December 31, 2010, Wave had available net operating and capital loss carryforwards for federal income tax purposes of approximately $277 million, which expire beginning in 2011 through 2030.  Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating and capital loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period.  We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following.  As a result, the utilization of our net operating losses is likely to be subject to annual limitations.

Going concern opinion

Wave’s consolidated financial statements as of March 31, 2011 have been prepared under the assumption that we will continue as a going concern.  Wave’s independent registered public accounting firm has issued a report dated March 15, 2011, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern.  (See Note 2 to Wave’s consolidated financial statements.)

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure control and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is accumulated and communicated to Wave’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

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

The recent global economic downturn could significantly and adversely affect our business, financial condition and results of operation in various ways.  The decline in economic conditions has negatively impacted the demand for our products and services and our ability to conduct our business, thereby reducing our revenues and earnings.  In addition, the economic downturn, has negatively impacted, and/or may negatively impact among other things:

•      the continued growth and development of our business;

•      our liquidity;

•      our ability to raise capital and obtain financing; and

•      the price of our common stock.

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended March 31, 2011 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of March 31, 2011, we had an accumulated deficit of approximately $354.4 million and positive working capital of approximately $2.9 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued R&D and business development activities that will be necessary to commercialize our technology. We may be unable to raise or generate the additional financing or cash flow which will be necessary to continue as a going concern for the next twelve months.

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

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 70% of our revenue for the three-month period ended March 31, 2011. If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 70% of our revenue for the three-month period ended March 31, 2011. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products, or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

Further, our OEM partners may experience disruptions in electronic component supplies and sales due to the recent earthquake in Japan, which may also lead to a reduction in our sales and have a material adverse effect on our results of operations.

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

We rely on trade secrets and proprietary know-how which we protect, in part, by confidentiality agreements with our employees and contract partners. However, our confidentiality agreements may be breached and we may not have adequate remedies for these breaches. Our trade secrets may become known or be independently discovered by competitors. We also rely on intellectual property laws to prevent the unauthorized duplication of our software and hardware products. However, intellectual property laws may not adequately protect our technology. We have registered various trademark and service mark registrations with the United States Patent and Trademark Office. Wave may apply for additional name and logo marks in the United States and foreign jurisdictions in the future, but we cannot be assured that registration of any of these trademarks will be granted.

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

Our common stock is listed on the NASDAQ Capital Market.  In order to maintain our NASDAQ listing NASDAQ Marketplace Rule 5550(a)(2) requires that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days.  Because of the volatility in our common stock price there can be no assurance that we will be able to maintain compliance with this requirement. If our minimum bid price remains below $1.00 for 30 consecutive trading days, under the current NASDAQ Capital Market rules, we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period. In the event that we do not regain compliance during such 180 day period we would be entitled to an additional 180 day compliance period if we meet the other initial listing requirements of the NASDAQ Capital Market at the end of such initial 180 day period.  If our common stock ceases to be listed for trading on the NASDAQ Capital Market we expect that our common stock would be traded on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board (OTC-BB).  The level of trading activity of our common stock may decline if it is no longer listed on the NASDAQ Capital Market.  If our common stock ceases to be listed for trading on the NASDAQ Capital Market for any reason it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: May 10, 2011	By:	/s/ Steven K. Sprague
Name: Steven K. Sprague
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2011	By:	/s/ Gerard T. Feeney
Name: Gerard T. Feeney
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)