Form 10-Q
period 2011-06-30
WAVE SYSTEMS CORP
filed 2011-08-09
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 2, 2011: 83,137,674 shares of Class A Common Stock and 35,556 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$10,850,321	$3,595,076
Accounts receivable, net of allowance for doubtful accounts of $-0- at June 30, 2011 and December 31, 2010	3,571,623	11,594,549
Prepaid expenses	405,111	319,209
Total current assets	14,827,055	15,508,834
Property and equipment, net	686,451	507,247
Amortizable intangible assets, net	843,333	953,333
Other assets	114,488	114,469
Total Assets	16,471,327	17,083,883
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	3,762,767	4,399,579
Current portion of capital lease payable	69,372	66,770
Deferred revenue	7,813,470	8,454,029
Total current liabilities	11,645,609	12,920,378
Long-term portion of capital lease payable	81,385	116,734
Long-term deferred revenue	1,350,000	1,350,000
Total liabilities	13,076,994	14,387,112
Stockholders’ Equity:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 83,116,779 shares issued and outstanding in 2011 and 81,331,737 in 2010	831,168	813,317
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 35,556 shares issued and outstanding in 2011 and 2010	355	355
Capital in excess of par value	358,807,510	354,042,031
Accumulated deficit	(356,244,700)	(352,158,932)
Total Stockholders’ Equity	3,394,333	2,696,771
Total Liabilities and Stockholders’ Equity	$16,471,327	$17,083,883

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net revenues:
Licensing	$8,094,126	$6,201,955	$15,358,245	$11,895,475
Services	—	246,719	212,117	422,626
Total net revenues	8,094,126	6,448,674	15,570,362	12,318,101
Operating expenses:
Licensing — cost of net revenues	382,060	292,413	680,941	494,538
Services — cost of net revenues	—	166,728	74,047	316,263
Selling, general, and administrative	6,222,036	4,575,509	12,282,943	8,665,635
Research and development	3,548,726	2,376,690	6,847,513	4,563,999
Total operating expenses	10,152,822	7,411,340	19,885,444	14,040,435
Operating loss	(2,058,696)	(962,666)	(4,315,082)	(1,722,334)
Other income (expense):
Currency translation gain	231,368	—	231,368	—
Net interest expense	(753)	(4,208)	(2,054)	(8,716)
Total other income (expense)	230,615	(4,208)	229,314	(8,716)
Net loss	$(1,828,081)	$(966,874)	$(4,085,768)	$(1,731,050)
Loss per common share — basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.02)
Weighted average number of common shares outstanding during the period	82,939,649	80,302,956	82,547,321	78,753,340

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common		Class B Common		Capital in
	Stock		Stock		Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance as of December 31, 2010	81,331,737	$813,317	35,556	$355	$354,042,031	$(352,158,932)	$2,696,771
Net loss	—	—	—	—	—	(4,085,768)	(4,085,768)
Warrants exercised at $0.55 - $1.155 per share	1,013,653	10,137	—	—	981,102	—	991,239
Employee stock options exercised at $0.50 - $3.54 per share	463,467	4,635	—	—	767,180	—	771,815
Cashless exercise of warrants at $0.40 - $0.90 per share	120,387	1,204	—	—	(1,204)	—	—
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $2.329	187,535	1,875	—	—	434,896	—	436,771
Stock based compensation	—	—	—	—	2,583,505	—	2,583,505
Balance as of June 30, 2011	83,116,779	$831,168	35,556	$355	$358,807,510	$(356,244,700)	$3,394,333

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,085,768)	$(1,731,050)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	260,861	191,141
Compensation associated with issuance of stock options	2,583,505	1,359,892
Changes in assets and liabilities:
Decrease in accounts receivable	8,022,926	80,410
(Increase) in prepaid expenses	(85,902)	(83,253)
(Increase) decrease in other assets	(19)	5,929
Decrease in accounts payable and accrued expenses	(636,812)	(524,355)
Decrease in deferred revenue	(640,559)	(361,838)
Net cash provided by (used in) operating activities	5,418,232	(1,063,124)

Cash flows from investing activities:
Acquisition of property and equipment	(330,065)	(350,350)
Acquisition of intangibles	—	(1,100,000)
Net cash used in investing activities	(330,065)	(1,450,350)

Cash flows from financing activities:
Payments on capital lease obligation	(32,747)	(30,338)
Proceeds from exercise of warrants	991,239	3,766,984
Proceeds from employee stock option exercises	771,815	1,090,933
Net proceeds from issuance of common stock	436,771	261,327
Net cash provided by financing activities	2,167,078	5,088,906

Net increase in cash and cash equivalents	7,255,245	2,575,432

Cash and cash equivalents at beginning of period	3,595,076	1,900,014

Cash and cash equivalents at end of period	$10,850,321	$4,475,446

Supplemental cash flow information:
Non-cash financing activities:
Cashless exercise of warrants	$1,204	$4,320
Cash paid during the period for:
Interest	$3,102	$8,927

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2011 and 2010

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of June 30, 2011 and December 31, 2010, its results of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and cash flows for the six-month periods ended June 30, 2011 and 2010.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2010, included in its Form 10-K filed on March 15, 2011.  The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the operating results for the full year or any future periods.

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

Revenue Recognition

Six-Months Ended June 30, 2011

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with our OEM partners, software development and other services.  Our distribution arrangements have given rise to separate software license upgrade agreements with the end users of the products distributed by the OEMs.  We apply software revenue recognition guidance to all transactions except those where no software is involved or software is incidental.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  Persuasive evidence is generally a binding purchase order or license agreement. Delivery occurs when product is shipped, for our OEM distribution arrangements, or delivered via a license key, for our license upgrade agreements.

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

During the quarter ended March 31, 2011, we had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for our small class of customers.  Through June 30, 2011, we continue to lack sufficient independent maintenance renewals to establish VSOE for our large customer class.  As a result, beginning in the quarter ended March 31, 2011, for the small customer class, we have allocated the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is still the case for our large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.  At June 30, 2011, our deferred revenue consists of the unamortized balance of maintenance for sales to our small class of customers during the six-months ended June 30, 2011 and arrangements where VSOE does not exist — all large customer orders and small customer orders received prior to January 1, 2011.

2.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of June 30, 2011, had an accumulated deficit of $356,244,700.  We also expect Wave will incur an operating loss for the fiscal year 2011.  As of June 30, 2011, we had positive working capital of $3,181,446.

Due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated to fund its cash flow requirements for the twelve-months ending June 30, 2012.  Given the uncertainty with respect to Wave’s revenue forecast for the twelve-months ending June 30, 2012, Wave may be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the twelve-months ending June 30, 2012.  As of June 30, 2011, we had approximately $10.9 million of cash on hand and positive working capital of approximately $3.2 million.  Considering our current cash balance and Wave’s projected operating cash requirements, we project that we will have enough liquid assets to continue operating through June 30, 2012.  However, due to our current cash position, our capital needs over the next twelve months and beyond, the fact that we may require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

3.               Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and six-month periods ended June 30, 2011, were approximately 6,621,000 shares and 7,641,000 shares, respectively, versus 9,129,000 shares and 9,684,000 shares for the three-month and six-month periods ended June 30, 2010, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 8,990,000 and 8,096,000 shares were outstanding for the three-month and six-month periods ended  June 30, 2011, respectively, versus 6,863,000 and 7,591,000 shares for the three-month and six-month periods ended June 30, 2010, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

4.     Wavexpress

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation (“Sarnoff”).  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of June 30, 2011, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $6,600 and $23,000 for the three-month periods ended June 30, 2011 and June 30, 2010, respectively, and approximately $15,000 and $50,000 for the six-month periods ended June 30, 2011 and June 30, 2010, respectively.  On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and is continuing to explore opportunities to sell or license its technology to third parties that may provide “download and play” services.

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the prime rate of JP Morgan Chase Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through June 30, 2011, Wave has funded Wavexpress with approximately $47,066,000 in cash loans, which have accumulated approximately $36,432,000 in accrued interest.  Such amounts include approximately $9,500,000 that has since automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

5.     Recent Accounting Pronouncements

In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, or ASU 2009-13 and ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements, or ASU 2009-14. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered.  ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence (“TPE”), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements.  Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE, or are based on the entity’s estimated selling price. The residual method of allocating arrangement consideration has been eliminated. ASU 2009-14 modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.  These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption was permitted. Wave adopted these ASUs on January 1, 2011 and has determined that their adoption has not had a material impact on its consolidated financial statements.

6.     Share-based Compensation

Wave recognized $1,389,622 and $786,729 of share-based compensation during the three-months ended June 30, 2011 and 2010, respectively, and $2,583,505 and $1,359,892 for the six-month periods ended June 30, 2011 and 2010, respectively.  During the three-month period ended June 30, 2011, Wave granted 377,980 stock options at a weighted-average estimated fair value of $1.87.  During the three-month period ended June 30, 2010, Wave granted 223,650 stock options at a weighted-average estimated fair value of $2.29.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Cost of Sales	$14,284	$20,515	$26,069	$38,279
Selling, General & Administrative	1,006,303	569,366	1,845,228	951,920
Research & Development	369,035	196,848	712,208	369,693
Total	$1,389,622	$786,729	$2,583,505	$1,359,892

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

The following sets forth reportable segment data:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net Revenues:
EMBASSY® digital security products and services	$8,094,126	$6,448,674	$15,570,362	$12,318,101
Wavexpress broadband media distribution	—	—	—	—
Total Net Revenues	8,094,126	6,448,674	15,570,362	12,318,101
Net Loss:
EMBASSY® digital security products and services	(2,055,217)	(943,509)	(4,306,568)	(1,681,231)
Wavexpress broadband media distribution	(3,479)	(19,157)	(8,514)	(41,103)
Total Segments Net Loss	(2,058,696)	(962,666)	(4,315,082)	(1,722,334)
Currency translation gain	231,368	—	231,368	—
Net interest expense	(753)	(4,208)	(2,054)	(8,716)
Net Loss	(1,828,081)	(966,874)	(4,085,768)	(1,731,050)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	137,053	122,957	260,861	191,141
Wavexpress broadband media distribution	—	—	—	—
Total Depreciation and Amortization Expense	137,053	122,957	260,861	191,141
Capital Expenditures:
EMBASSY® digital security products and services	158,021	267,391	330,065	350,350
Wavexpress broadband media distribution	—	—	—	—
Total Capital Expenditures	$158,021	$267,391	$330,065	$350,350

	June 30,	December 31,
	2011	2010
Assets:
EMBASSY® digital security products and services	$16,458,724	$17,070,980
Wavexpress broadband media distribution	12,603	12,903
Total Assets	$16,471,327	$17,083,883

The following table details Wave’s sales by geographic area for the three and six-month periods ended June 30, 2011 and 2010.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended June 30, 2011:
EMBASSY® digital security products and services	$7,156,028	$859,240	$78,858	$8,094,126
Wavexpress broadband media distribution	—	—	—	—
Total	7,156,028	859,240	78,858	8,094,126
% of Total Revenue	88%	11%	1%	100%
Three months ended June 30, 2010:
EMBASSY® digital security products and services	$6,238,054	$72,246	$138,374	$6,448,674
Wavexpress broadband media distribution	—	—	—	—
Total	6,238,054	72,246	138,374	6,448,674
% of Total Revenue	97%	1%	2%	100%
Six months ended June 30, 2011:
EMBASSY® digital security products and services	$14,428,166	$945,338	$196,858	$15,570,362
Wavexpress broadband media distribution	—	—	—	—
Total	14,428,166	945,338	196,858	15,570,362
% of Total Revenue	93%	6%	1%	100%
Six months ended June 30, 2010:
EMBASSY® digital security products and services	$11,798,586	$72,446	$447,069	$12,318,101
Wavexpress broadband media distribution	—	—	—	—
Total	11,798,586	72,446	447,069	12,318,101
% of Total Revenue	95%	1%	4%	100%

Substantially all long-lived assets of Wave Systems Corp. are located within the United States of America.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and six-month periods ended June 30, 2011 and 2010 are as follows:

		Three months ended June 30,		Six months ended June 30,
		2011	2010	2011	2010
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$5,620,436	$5,276,838	$10,868,152	$10,064,170

% of Total Revenue		69%	82%	70%	82%

9.   Issuance of Common Stock

During the three-month period ended June 30, 2011, Wave received gross proceeds of $164,682 in connection with the issuance of 211,250 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave’s 2009 and 2008 financings.  The warrants were exercised at exercise prices ranging from $0.55 - $0.85 per share.

During the three-month period ended June 30, 2011, 37,083 shares of Class A Common Stock were issued to an investor upon the cashless exercises of warrants that were granted as part of Wave’s June 2008 financing.

During the three-month period ended June 30, 2011, Wave received gross proceeds of $135,734 in connection with the issuance of 102,167 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at exercise prices ranging from $0.52 - $2.43 per share.

On June 1, 2011, Wave issued 187,535 shares of Class A common stock to Wave employees for $2.329 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan.  Wave received proceeds of $436,771 from the sale of these shares.

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

10.   Fair Value Measurement

As of June 30, 2011, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($10,547,816 at June 30, 2011) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

Prior to the formation of the TCG, Wave developed the EMBASSY (EMBedded Application Security SYstem) Trust System.  The EMBASSY Trust System is a combination of client hardware consisting of the EMBASSY 2100 security chip (the “EMBASSY chip”) and its firmware, and software consisting of the Trust Assurance Network (“TAN”), a back-office infrastructure that manages its security functions.  As the market for TPM-enabled products has developed with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications by repurposing these product assets.  Wave has since developed a set of applications known as the EMBASSY Trust Suite, EMBASSY Trust Server products, middleware and software tools to work with various other chip manufacturers’ TCG-specified TPMs that are now available.  Wave’s products support cross-platform interoperability for the currently available TPM chips from Nuvoton Technology Corporation, Atmel, Broadcom, Infineon Technologies AG, and ST Microelectronics and have been verified for usage on TPM platforms shipped by Dell, Acer, Intel, Lenovo, HP, ASUS, NEC and Fujitsu.

Wave’s operations to-date have consisted primarily of product development, performance under contract to develop products and marketing and sales to PC and semi-conductor chip (“Chip”) OEMs, resellers, and enterprises.  Wave has signed distribution and reseller contracts with Intel, Nuvoton, ST Microelectronics, Dell, Acer, ASUS and Broadcom.  In February 2010, Wave entered into a reseller agreement with Universal Scientific Industrial (“USI”) that permits USI to distribute a custom version of Wave’s software on specified ASUS notebook platforms worldwide.  In November 2009, Wave entered into a reseller agreement with Hewlett-Packard Company (“HP”) that permits HP to distribute and sell Wave’s software products through HP sales channels.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $5.0 million for the twelve-months ending June 30, 2012.

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

Current planned development costs for this product group are expected to be approximately $5.2 million for the twelve-months ending June 30, 2012.

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

Current planned development costs for this product group are expected to be approximately $3.0 million for the twelve-months ending June 30, 2012.

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

Current planned development costs for this product group are expected to be approximately $600,000 for the twelve-months ending June 30, 2012.

Broadband Media Distribution Services

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of June 30, 2011, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.

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

R&D

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development (“R&D”).  We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications and eTMS products.  For the years ended December 31, 2010, 2009 and 2008, we spent approximately $10.3 million, $7.8 million and $11.7 million, respectively, on R&D activities. Planned development expenditures for the twelve month period ending June 30, 2012 are expected to be approximately $13.8 million.

Results of Operations

Three-Months Ended June 30, 2011 and 2010

Wave had net revenues of $8,094,126 and $6,448,674 for the three-months ended June 30, 2011 and 2010, respectively.  The increase in revenue was due primarily to an increase in licensing revenues.  Licensing revenues increased by $1,892,171 during the three-months ended June 30, 2011 as compared to the same period in 2010.  This increase in licensing revenues was due primarily to (i) a net increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $1,199,000 in revenue on a total of approximately $10.9 million of orders received in late December 2009 and 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker and the recognition of approximately $691,000 in revenue on a total of approximately $3.5 million of orders received in early May 2011 from BASF SE, a global chemical firm and (ii) an increase in revenue recognized on our license upgrade sales due to the recognition of approximately $435,000 in revenue as a result of the achievement of VSOE for our small customer class.  For the BASF SE orders, Wave is recording the $2.8 million of licensing sales and initial maintenance for the period ended December 31, 2011, as earned revenue ratably in second quarter of 2011 and over the remainder of 2011.  The contract balance of approximately $700,000 is for the 2012 maintenance term and will be recognized ratably during 2012.  BASF SE may cancel the 2012 maintenance renewal at any time prior to December 1, 2011.  Services revenue, consisting primarily of non-recurring government contracts, decreased by $246,719 to $0 during the three-months ended June 30, 2011 as compared to the same period in 2010.  Services revenue earned during the three-months ended June 30, 2010 was from a $1,600,000 fixed-price modification to a contract awarded by the United States Department of Defense.  The term of the project, as modified, was approximately seventeen months and was completed during mid-February 2011.  Under the contract, Wave provided consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

Cost of net revenues - licensing, consisting primarily of customer support and foreign tax withholdings, was $382,060 for the three-months ended June 30, 2011, as compared to $292,413 for the same period in 2010.  The increase in cost of net revenues - licensing was due primarily to an increase in customer support costs in connection with the increased license revenue during the three-months ended June 30, 2011 versus the comparable prior year period.  Cost of net revenues — services, consisting of non-recurring government time and materials costs, was $-0- for the three-months ended June 30, 2011, as compared to $166,728 for the same period in 2010.  Cost of net revenues — services decreased during the three-months ended June 30,

2011 as compared to the comparable period of 2010 as our contract with the United States Department of Defense was completed during mid-February 2011.

Selling, general and administrative (“SG&A”) expenses for the three-months ended June 30, 2011 were $6,222,036, as compared to $4,575,509 for the comparable period of 2010, an increase of approximately 36%.  The increase in SG&A expenses during the three-months ended June 30, 2011 was due primarily to (i) an increase in salaries and related benefits totaling approximately $589,000 and an increase of approximately $146,000 in travel expenses, supporting Wave’s growing customer base, (ii) an increase of approximately $443,000 in share-based compensation, (iii) an increase of approximately $160,000 in trade show and marketing expenses and (iv) an increase of approximately $227,000 in professional services expenses, consisting primarily of recruitment fees, in each case as compared to the three-months ended June 30, 2010.  Share-based compensation expense allocated to SG&A was approximately $1,006,000 for the three-months ended June 30, 2011, as compared to approximately $569,000 for the comparable period of 2010.

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

R&D expenses for the three-months ended June 30, 2011 were $3,548,726, as compared to $2,376,690 for the comparable period of 2010, an increase of 49%.  This increase was primarily attributable to (i) increased salaries, fringe and benefit expenditures of approximately $704,000, supporting Wave’s expanding number of OEM relationships, (ii) an increase of approximately $160,000 in share-based compensation, (iii) an increase in professional fees, consisting primarily of outsourced engineering fees, of approximately $112,000 and (iv) an increase in product development costs, consisting primarily of outsourced language translation services, of approximately $164,000, in each case as compared to the three-months ended June 30, 2010.  Share-based compensation expense allocated to R&D was approximately $369,000 for the three-months ended June 30, 2011 as compared to approximately $197,000 for the comparable period of 2010.

Other income (expense) for the three-months ended June 30, 2011, included a currency translation gain of $231,868 from the BASF orders received in early May 2011 which were collected in late June 2011, as compared to $-0- for the comparable period of 2010.  Interest income for the three-months ended June 30, 2011, was $2,349 as compared to $111 for the comparable period of 2010.  Interest expense consisted of interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $3,102 for the three-months ended June 30, 2011 as compared to $4,319 for the comparable period of 2010.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended June 30, 2011 was $1,828,081 as compared to $966,874 for the comparable period of 2010.

Six-Months Ended June 30, 2011 and 2010

Wave had net revenues of $15,570,362 and $12,318,101 for the six-months ended June 30, 2011 and 2010, respectively.  The increase in revenue was due primarily to an increase in licensing revenues.  Licensing revenues increased by $3,462,770 during the six-months ended June 30, 2011 as compared to the same period in 2010.  This increase in licensing revenues was due primarily to (i) a net increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $2,384,000 in revenue on a total of approximately $10.9 million of orders received in late December 2009 and 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker and the recognition of approximately $691,000 in revenue on a total of approximately $3.5 million of orders received in early May 2011 from BASF and (ii) an increase in revenue recognized on our license upgrade sales due to the recognition of approximately $883,000 in revenue as a result of the achievement of VSOE for our small customer class.  Services revenue, consisting primarily of non-recurring government contracts, decreased by $210,509 to $212,117 during the six-months ended June 30, 2011 as compared to the same period in 2010.  Services revenue earned during the six-months ended June 30, 2011 and 2010 was from a $1,600,000 fixed-price modification to a contract awarded by the United States Department of Defense.  The term of the project, as modified, was approximately seventeen months and was completed during mid-February 2011.  Under the contract, Wave provided consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

Cost of net revenues - licensing, consisting primarily of customer support and foreign tax withholdings, was $680,941 for the six-months ended June 30, 2011, as compared to $494,538 for the same period in 2010.  The increase in cost of net revenues - licensing was due primarily to an increase in customer support costs in connection with the increased license revenue during the six-months ended June 30, 2011 versus the comparable prior year period.  Cost of net revenues — services, consisting of non-recurring government time and materials costs, was $74,047 for the six-months ended June 30, 2011, as compared to $316,263 for the same period in 2010.  Cost of net revenues — services decreased during the six-months ended June 30, 2011 as compared to the comparable period of 2010 as our contract with the United States Department of Defense was completed during mid-February 2011.

Selling, general and administrative (“SG&A”) expenses for the six-months ended June 30, 2011 were $12,282,943, as compared to $8,665,635 for the comparable period of 2010, an increase of approximately 42%.  The increase in SG&A expenses during the six-months ended June 30, 2011 was due primarily to (i) an increase in salaries and related benefits totaling approximately $1,316,000 and an increase of approximately $360,000 in travel expenses, supporting Wave’s growing customer base, (ii) an increase of approximately $900,000 in share-based compensation, (iii) an increase of approximately $516,000 in trade show and marketing expenses and (iv) an increase of approximately $400,000 in professional services expenses, consisting primarily of recruitment and regularly occurring professional fees, in each case as compared to the six-months ended June 30, 2010.  Share-based compensation expense allocated to SG&A was approximately $1,845,000 for the six-months ended June 30, 2011, as compared to approximately $952,000 for the comparable period of 2010.

R&D expenses for the six-months ended June 30, 2011 were $6,847,513, as compared to $4,563,999 for the comparable period of 2010, an increase of 50%.  This increase was primarily attributable to (i) increased salaries, fringe and benefit expenditures of approximately $1,438,000, supporting Wave’s expanding number of OEM relationships, (ii) an increase of approximately $315,000 in share-based compensation, (iii) an increase in professional fees, consisting primarily of outsourced engineering fees, of approximately $261,000 and (iv) an increase in product development costs, consisting primarily of outsourced language translation services, of approximately $164,000, in each case as compared to the six-months ended June 30, 2010.  Share-based compensation expense allocated to R&D was approximately $712,000 for the six-months ended June 30, 2011 as compared to approximately $370,000 for the comparable period of 2010.

Other income (expense) for the six-months ended June 30, 2011, included a currency translation gain of $231,868 from the BASF SE orders received in early May 2011 which were collected in late June 2011, as compared to $-0- for the comparable period of 2010.  Interest income for the six-months ended June 30, 2011, was $4,463 as compared to $211 for the comparable period of 2010.           Interest expense consisted of interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $6,517 for the six-months ended June 30, 2011 as compared to $8,927 for the comparable period of 2010.

Due to the reasons set forth above, our net loss to common stockholders for the six-months ended June 30, 2011 was $4,085,768 as compared to $1,731,050 for the comparable period of 2010.

Liquidity and Capital Resources

Wave has incurred substantial operating losses since its inception, and as of June 30, 2011, has an accumulated deficit of $356,244,700.  We may also incur an operating loss for the fiscal year of 2011.  As of June 30, 2011, we had positive working capital of $3,181,446.

Sources and uses of cash

As of June 30, 2011, Wave had $10,850,321 in cash and cash equivalents.  As of December 31, 2010, Wave had $3,595,076 in cash and cash equivalents.  The increase in cash and cash equivalents of $7,255,245 resulted from (i) $5,418,232 generated through operating activities and (ii) $2,167,078 generated through financing activities, primarily from the issuance of stock pursuant to the Wave 2004 Employees Stock Purchase Plan and the exercise of investor stock warrants and employee stock options, partially offset by (iii) $330,065 used in investing activities for the acquisition of capital assets.

Our largest source of operating cash flow is cash collections from our customers.  Cash collections from customers amounted to approximately $23,194,000 and $11,932,000 for the six-months ended June 30, 2011 and 2010, respectively.  This increase was due primarily to the collection of $8.1 million of accounts receivable for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker and the collection of $3.5 million of accounts receivable for orders fulfilled in May 2011 with BASF.  Our primary uses of cash in operations are for personnel related expenditures, marketing and other general operating expenses.

Comparison of the periods ended June 30, 2011 and 2010

Cash provided by (used in) operations

The amount of cash provided by operations increased to $5,418,232 for the six-months ended June 30, 2011 from $1,063,124 used in operations for the comparable period of 2010.  The fluctuations in cash provided by (used in) operations were the result of the changes in the net losses in each of the six-months ended June 30, 2011 and 2010, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts, which, under generally accepted accounting principles, are not reported in the Statement of Operations.

Net cash provided by operating activities increased primarily due to an increase in cash received from customers resulting from the collection of $8.1 million of accounts receivable for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker and the collection of $3.5 million of accounts receivable for orders fulfilled in May 2011 with BASF during the six-months ended June 30, 2011 as compared to the comparable period of 2010.  This increase was offset by an increase in cash payments for personnel related expenditures, primarily resulting from a higher average headcount during the six-months ended June 30, 2011 as compared to the comparable period of 2010, and an increase in payments to consultants, primarily for outsourced engineering services.  The increase in net cash provided by operations was also offset by an increase in cash payments to suppliers, primarily as a result of increased tradeshow and marketing activities during the six-months ended June 30, 2011 as compared to the comparable period of 2010.  The net decrease in accounts receivable, prepaid expenses and other assets was primarily due to the collection of $8.1 million of orders invoiced and delivered in late December 2010 and the $3.5 million of orders invoiced and delivered in early May 2011.  In late December 2010, Wave received $5.2 million in additional license and maintenance orders through its PC OEM partners on behalf of a U.S.-based automotive company.  The orders increased the total value of the automaker’s software orders to $10.9 million, $6.7 million of which will be recorded as revenue during 2011, $1.9 million of which was recorded as revenue in 2010 and $2.3 million of which is expected to be recognized as revenue in 2012 through 2014.  In early May 2011, Wave received $3.5 million in license and maintenance orders from BASF SE.  Wave is recognizing approximately $2.8 million of license sales and the 2011 maintenance as revenue ratably over the remainder of 2011, with 2012 maintenance of approximately $700,000 expected to be recognized ratably over the full year of 2012.  Wave has not established VSOE for the fair value of each undelivered element for software and maintenance services for their “large” class of customers.  Accordingly, the license and maintenance sales from these orders are recorded as deferred revenue and recognized generally over the undelivered maintenance period.  As a result, the decrease in deferred revenue during the six-months ended June 30, 2011 was due primarily to the recognition of revenue on the orders from the U.S.-based global automaker, partially offset by the new orders received in May 2011 from BASF.

Cash flows from investing activities

Cash used in investing activities consisted of funds used to acquire capital assets and intangibles totaling $330,065 and $1,450,350 for the six-months ended June 30, 2011 and 2010, respectively.  Wave expects to continue to acquire capital assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue for the remainder of 2011 at approximately the same level expended during the six-months ended June 30, 2011.  Cash used in investing activities for the six-months ended June 30, 2010 included the purchase of two patents, valued at $1,100,000, concerning the methods and systems for promoting security in a computer employing attached storage devices.  As a result of lower capital expenditures, net cash used in investing activities decreased by $1,120,285 for the six-months ended June 30, 2011 as compared to the comparable period of 2010.

Cash flows from financing activities

For the six-months ended June 30, 2011, cash provided by financing activities totaled $2,167,078 and consisted of $991,239 of investor stock warrant exercises related to our 2009 and 2008 financings, $771,815 of employee stock option exercises and $436,771 from the sale of shares pursuant to the Wave 2004 Employee Stock Purchase Plan offset by $32,747 of payments on a capital lease obligation.  For the six-months ended June 30, 2010, cash provided by financing activities totaled $5,088,906 and consisted of $3,766,984 of investor stock warrant exercises related to our 2009 and 2008 financings, $1,090,933 of employee stock option exercises and $261,327 from the sale of shares pursuant to the Wave 2004 Employee Stock Purchase Plan offset by $30,338 of payments on a capital lease obligation.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending June 30, 2012 will be approximately $34,850,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of  $10,850,321 as of June 30, 2011;

•                  collection of receivables; and

•                  additional financings

Given Wave’s capital requirements for the twelve-months ending June 30, 2012 as indicated above, our cash balance as of June 30, 2011 and the uncertainty as to whether we will generate sufficient revenue, Wave may be required to raise additional capital to continue to fund its operations.  We may obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $30,000,000 shelf registration statement that we filed on June 21, 2011 and was declared effective by the Commission on July 22, 2011.  Approximately $27,978,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners.  In addition, Wave receives revenues from software development and other services.  Total cash received from all revenue sources for the six-months ended June 30, 2011 was approximately $23,194,000 versus approximately $11,932,000 for the comparable period of 2010.

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

In early May 2011, Wave received significant license and maintenance orders for its ERAS software from BASF SE totaling approximately $3.5 million, of which approximately $2.8 million is being recorded ratably as revenue during 2011 and approximately $700,000 is expected to be recorded ratably over 2012.

At June 30, 2011, as a result of establishing VSOE for the fair value of each undelivered element for our software and maintenance services for our small customer class effective January 1, 2011, our deferred revenue consists primarily of the unamortized balance of maintenance for sales to our large class customer during the six-months ended June 30, 2011 and arrangements where VSOE does not exist — small customer orders received prior to January 1, 2011.  For arrangements where VSOE for the fair value of each undelivered element does not exist, our license and maintenance sales are recorded as deferred revenue and then recognized over the maintenance period which is typically a 365-day period.  The current portion of deferred revenue decreased $640,559 (to $7,813,470 from $8,454,029) at June 30, 2011 versus December 31, 2010 primarily as the result of the recognition of revenue on the additional automaker orders received in late December 2010 noted above.  Wave recognized approximately $6,159,000 and $1,921,000 of license upgrade revenue during the six-months ended June 30, 2011 and 2010, respectively.

Known trends and uncertainties affecting future cash flows

Because Wave may not have sufficient cash to fund operations for the twelve-months ending June 30, 2012, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and may continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending June 30, 2012.  We may be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives to raise additional capital to continue to fund our operations for the twelve-months ending June 30, 2012.  The availability and amount of any such financing are unknown at this time. We may also be required to reduce expenses, which may significantly impede our ability to meet our sales, marketing and development objectives.  Based upon the available cash currently on hand, if we meet our current revenue and expenditure forecast for the twelve-months ending June 30, 2012 (both of which are uncertain), we would have enough liquid assets to continue operating through June 30, 2012.  The foregoing is based on maintaining current revenue levels for both Dell and non-Dell revenues for the twelve-months ending June 30, 2012.  While the foregoing assumes current shipment volumes at the current per-unit royalty rate through June 30, 2012, our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements. Dell revenue was 70% and 82% of total net revenues for the six-months ended June 30, 2011 and 2010, respectively.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by June 30, 2012 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond June 30, 2012.

The challenges presented by the recent economic downturn may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

Wave has a capitalized lease obligation for computer equipment due July 2013. As of June 30, 2011, $150,757 was outstanding under this obligation.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of June 30, 2011 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress’ TVTonic consumer media services on December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$69,372	$81,385	$—	$—	$150,757
Operating leases commitments	632,195	555,281	50,471	—	1,237,947
Total commitments	$701,567	$636,666	$50,471	$—	$1,388,704

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

Going concern opinion

Wave’s consolidated financial statements as of June 30, 2011 have been prepared under the assumption that we will continue as a going concern.  Wave’s independent registered public accounting firm has issued a report dated March 15, 2011, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern.  (See Note 2 to Wave’s consolidated financial statements.)

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure control and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is accumulated and communicated to Wave’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1a.  Risk Factors.

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below, and elsewhere in this Quarterly Report on Form 10-Q.

Our business, financial condition and results of operations may be adversely affected by the unprecedented economic and market conditions.

The recent global economic downturn could significantly and adversely affect our business, financial condition and results of operations in various ways.  The decline in economic conditions has negatively impacted the demand for our products and services and our ability to conduct our business, thereby reducing our revenues and earnings.  In addition, the economic downturn, has negatively impacted, and/or may negatively impact among other things:

• the continued growth and development of our business;

• our liquidity;

• our ability to raise capital and obtain financing; and

• the price of our common stock.

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended June 30, 2011 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of June 30, 2011, we had an accumulated deficit of approximately $356.2 million and positive working capital of approximately $3.2 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 69% of our revenue for the three-month period ended June 30, 2011. If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 69% of our revenue for the three-month period ended June 30, 2011. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products, or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On June 24, 2011, 37,083 unregistered shares of Class A Common Stock were issued to an investor upon the cashless exercise of warrants.  In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Section 4(2) of the Securities Act for transactions not involving a public offering.

Item 6.  Exhibits.

(a)          Exhibits

Exhibit No.		Description of Exhibit
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Calculation Linkbase Document
101.DEF		XBRL Taxonomy Definition Linkbase Document
101.LAB		XBRL Taxonomy Label Linkbase Document
101.PRE		XBRL Taxonomy Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE SYSTEMS CORP.
(Registrant)

Dated: August 9, 2011	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2011	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1+	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Definition Linkbase Document
101.LAB++	XBRL Taxonomy Label Linkbase Document
101.PRE++	XBRL Taxonomy Presentation Linkbase Document

+              Filed herewith.

++           Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, June 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations, Three and Six months ended June 30, 2011 and 2010; (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), Six months ended June 30, 2011; (iv) the Consolidated Statements of Cash Flows, Six months ended June 30, 2011 and 2010; and (v) related notes to these financial statements tagged as blocks of text.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (“Securities Act”) and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections.