Form 10-Q
period 2011-09-30
WAVE SYSTEMS CORP
filed 2011-11-09
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2011: 88,411,638 shares of Class A Common Stock and 35,556 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$6,891,408	$3,595,076
Restricted cash	19,550	—
Accounts receivable, net of allowance for doubtful accounts of $-0- at September 30, 2011 and December 31, 2010	4,542,665	11,594,549
Prepaid expenses and other current assets	1,452,639	319,209
Total current assets	12,906,262	15,508,834
Property and equipment, net	983,259	507,247
Amortizable intangible assets, net	9,572,901	953,333
Goodwill	3,810,154	—
Other assets	263,985	114,469
Total Assets	27,536,561	17,083,883

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	5,656,925	4,399,579
Current portion of capital lease payable	70,711	66,770
Deferred revenue	5,835,526	8,454,029
Total current liabilities	11,563,162	12,920,378
Long-term portion of capital lease payable	63,197	116,734
Other long-term liabilities	83,314	—
Long-term deferred revenue	1,525,501	1,350,000
Total liabilities	13,235,174	14,387,112
Stockholders’ Equity:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 88,403,638 shares issued and outstanding in 2011 and 81,331,737 in 2010	884,036	813,317
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 35,556 shares issued and outstanding in 2011 and 2010	355	355
Capital in excess of par value	371,506,894	354,042,031
Accumulated other comprehensive income	353	—
Accumulated deficit	(358,090,251)	(352,158,932)
Total Stockholders’ Equity	14,301,387	2,696,771
Total Liabilities and Stockholders’ Equity	$27,536,561	$17,083,883

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net revenues:
Licensing	$9,259,722	$6,500,135	$24,617,967	$18,395,610
Services	274,416	195,317	486,533	617,943
Total net revenues	9,534,138	6,695,452	25,104,500	19,013,553
Operating expenses:
Licensing – cost of net revenues	459,002	371,349	1,139,943	865,887
Services – cost of net revenues	28,122	117,855	102,169	434,118
Selling, general, and administrative	7,021,658	4,265,230	19,304,601	12,930,865
Research and development	3,869,833	3,115,615	10,717,346	7,679,614
Total operating expenses	11,378,615	7,870,049	31,264,059	21,910,484
Operating loss	(1,844,477)	(1,174,597)	(6,159,559)	(2,896,931)
Other income (expense):
Currency translation gain	—	—	231,368	—
Net interest expense	(1,074)	(3,875)	(3,128)	(12,591)
Total other income (expense)	(1,074)	(3,875)	228,240	(12,591)
Net loss	$(1,845,551)	$(1,178,472)	$(5,931,319)	$(2,909,522)
Loss per common share – basic and diluted	$(0.02)	$(0.01)	$(0.07)	$(0.04)
Weighted average number of common shares outstanding during the period	83,680,753	80,944,014	82,929,284	79,491,589

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Value	Deficit	Income (Loss)	Total
Balance as of December 31, 2010	81,331,737	$813,317	35,556	$355	$354,042,031	$(352,158,932)	$—	$2,696,771
Net loss	—	—	—	—	—	(5,931,319)	—	(5,931,319)
Warrants exercised at $0.55 - $1.155 per share	1,013,653	10,137	—	—	981,102	—	—	991,239
Employee stock options exercised at $0.50 - $3.54 per share	482,952	4,830	—	—	786,610	—	—	791,440
Cashless exercise of warrants at $0.40 - $0.90 per share	120,387	1,204	—	—	(1,204)	—	—	—
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $2.329	187,535	1,875	—	—	434,896	—	—	436,771
Issuance of Class A Common Stock for acquisition of Safend, Ltd. at $2.16	5,267,374	52,673	—	—	11,324,854	—	—	11,377,527
Foreign currency translation adjustment	—	—	—	—	—	—	353	353
Stock based compensation	—	—	—	—	3,938,605	—	—	3,938,605
Balance as of September 30, 2011	88,403,638	$884,036	35,556	$355	$371,506,894	$(358,090,251)	$353	$14,301,387

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,931,319)	$(2,909,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	438,794	347,502
Compensation associated with issuance of stock options	3,938,605	2,082,413
Changes in assets and liabilities, net of effects from business acquisition:
Decrease in accounts receivable	8,170,825	746,139
(Increase) in prepaid expenses and other current assets	(193,029)	(148,721)
(Increase) decrease in other assets	(137,319)	18,842
Decrease in accounts payable and accrued expenses	(34,980)	(61,711)
Increase in liability for severance pay	201	—
Decrease in deferred revenue	(3,729,199)	(894,562)
Net cash provided by (used in) operating activities	2,522,579	(819,620)

Cash flows from investing activities:
Acquisition of property and equipment	(593,139)	(462,564)
Acquisition of Safend, Ltd., net of cash acquired	(802,962)	—
Acquisition of intangibles	—	(1,100,000)
Net cash used in investing activities	(1,396,101)	(1,562,564)

Cash flows from financing activities:
Payments on capital lease obligation	(49,596)	(45,947)
Proceeds from exercise of warrants	991,239	3,966,287
Proceeds from employee stock option exercises	791,440	1,196,918
Net proceeds from issuance of common stock	436,771	261,327
Net cash provided by financing activities	2,169,854	5,378,585

Net increase in cash and cash equivalents	3,296,332	2,996,401

Cash and cash equivalents at beginning of period	3,595,076	1,900,014

Cash and cash equivalents at end of period	$6,891,408	$4,896,415

Supplemental cash flow information:
Non-cash financing activities:
Cashless exercise of warrants	$1,204	$4,320
Cash paid during the period for:
Interest	$9,300	$12,950

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

September 30, 2011 and 2010

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2011 and December 31, 2010, its results of operations for the three-month and nine-month periods ended September 30, 2011 and 2010, and cash flows for the nine-month periods ended September 30, 2011 and 2010.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2010, included in its Form 10-K filed on March 15, 2011.  The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the operating results for the full year or any future periods.

The consolidated financial statements of Wave Systems Corp. and its subsidiaries (“we”, “us”, “our”) include the financial statements of Wave Systems Corp. (“Wave” or “the Company”); Wave Systems Holdings, Inc., a wholly-owned subsidiary; Wavexpress, Inc. (“Wavexpress”), a majority-owned subsidiary; and Safend, Ltd. (“Safend”), a wholly-owned subsidiary acquired on September 22, 2011.  All significant intercompany transactions have been eliminated.

1.     Business Combination

Acquisition of Safend

On September 22, 2011 we completed our acquisition of 100% of the business of Safend, a company incorporated under the laws of Israel.  Safend provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery. The Company believes the acquisition of Safend’s complimentary product suite creates strong cross-selling opportunities into the healthcare, financial and government verticals where data loss protection is a high priority.  The Company believes Safend’s reseller channel, combined with its direct sales force and strong presence in Europe, the Middle East and Africa (“EMEA”), gives Wave new sales resources and access to new market opportunities.

The goodwill recorded in connection with this business combination is primarily related to the ability of the acquired company to develop new products and technologies in the future and expected synergies to be achieved in connection with the acquisition. The goodwill recognized is not expected to be deductible for income tax purposes. Transaction costs associated with this business combination consisted primarily of legal fees which are expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. Such transaction costs were approximately $405,000 for the three and nine months ended September 30, 2011.

The fair value of consideration transferred was $12,761,966.  The fair value of consideration consisted of $1.1 million in cash and 5,267,374 shares of Wave Class A common stock valued at the September 22, 2011 closing price of $2.16 per share.  There is no contingent consideration related to this transaction.  The assets, liabilities and operating results of Safend have been reflected in our consolidated financial statements from the date of acquisition.

Allocation of Purchase Price

The total purchase price paid for the 100% equity interest has been allocated to the acquired assets and liabilities based on their estimated fair value at the date of acquisition. As part of the process, we performed a preliminary valuation analysis to determine the fair values of certain identifiable intangible assets of Safend as of the acquisition date. The determination of the value of these components required us to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include but are not limited to the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets and liabilities acquired has been recorded as goodwill. The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date.

These preliminary estimates are subject to change during the measurement period (up to one year from the acquisition date) as we finalize the valuation of certain assets acquired and liabilities assumed in connection with the acquisition.

Costs to acquire:
Cash payment	$1,100,000
5,267,374 shares of common stock	11,377,528

Total	$12,477,528

Allocated to:
Cash and cash equivalents	$296,685
Restricted cash	19,550
Accounts receivable	1,118,941
Prepaid expenses and other current assets	940,402
Long-term prepaid expenses	12,197
Property and equipment	133,235
Acquired intangible assets	8,808,000
Accounts payable and accrued expenses	(1,292,326)
Deferred revenue	(1,286,197)
Other long-term liabilities	(83,113)

Preliminary net assets acquired	$8,667,374

Preliminary allocation to goodwill	$3,810,154

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Wave and Safend to reflect the acquisition as if it occurred on the first date of the earliest period presented. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Safend had taken place as of the beginning of the earliest period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$11,139,156	$8,442,045	$29,565,757	$23,662,521
Net loss attributable to Class A common stockholders	(2,535,107)	$(1,914,037)	$(8,952,689)	$(5,952,570)
Net loss per share attributable to Class A common stockholders - basic and diluted	$(0.03)	$(0.02)	$(0.11)	$(0.07)
Weighted-average Class A common shares — basic and diluted	83,680,753	86,211,388	82,929,284	84,758,963

Our results of operations for the three months and nine months ended September 30, 2011 included a negligible amount of revenues related to Safend’s acquired deferred revenues.

Contingencies

Landmark Ventures, Inc. (“Landmark”) has asserted that Safend Inc. (“Safend USA”), a subsidiary of Safend Ltd. (Wave’s Israeli subsidiary), has breached certain terms of a consulting agreement between Landmark and Safend USA (the “Consulting Agreement”).  While the Consulting Agreement was terminated by Safend USA in July of 2011, Landmark has claimed that Safend USA has violated certain surviving provisions of the Agreement by (a) working with a former Landmark employee, allegedly in violation of a non-solicitation provision and (b) failing to pay unspecified commissions to Landmark.   Safend USA  has informed Landmark that (i)  the retention of an entity owned by the former Landmark  employee as a consultant does not violate the Consulting Agreement, (ii) Safend USA has terminated its  retention agreement with the  entity (although Safend USA does not believe that it was required to do so), (iii) since the termination of the Consulting Agreement no sales have been made entitling Landmark to any commissions under the Consulting Agreement and (iv) Safend USA plans to continue to comply with the surviving provisions of the Consulting Agreement (including the obligation to pay commissions to Landmark if and to the extent required by the Consulting Agreement).  A complaint has been filed by Landmark against Wave and “Safend Ltd.” regarding this matter in the New York County Supreme Court on October 20, 2011 seeking unspecified damages of $5,000,000.  Wave and Safend USA plan to vigorously defend the claims asserted by Landmark.

2.     Critical Accounting Policies

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

Nine-Months Ended September 30, 2011

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

Beginning in the quarter ended March 31, 2011, we had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for our small class of customers.  Through September 30, 2011, we continue to lack sufficient independent maintenance renewals to establish VSOE for our large customer class.  As a result, beginning in the quarter ended March 31, 2011, for the small customer class, we have allocated the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is still the case for our large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.  At September 30, 2011, our deferred revenue consists of the unamortized balance of maintenance for sales to our small class of customers during the nine-months ended September 30, 2011 and arrangements where VSOE does not exist — all large customer orders and small customer orders received prior to January 1, 2011.

3.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of September 30, 2011, had an accumulated deficit of $358,090,251.  We also expect Wave will incur an operating loss for the fiscal year 2011.  As of September 30, 2011, we had positive working capital of $1,343,100.

Due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated to fund its cash flow requirements for the twelve-months ending September 30, 2012.  Given the uncertainty with respect to Wave’s revenue forecast for the twelve-months ending September 30, 2012, Wave may be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the twelve-months ending September 30, 2012.  As of September 30, 2011, we had approximately $6.9 million of cash on hand and positive working capital of approximately $1.3 million.  Considering our current cash balance and Wave’s projected operating cash requirements, we project that we will have enough liquid assets to continue operating through September 30, 2012.  However, due to our current cash position, our capital needs over the next twelve months and beyond, the fact that we may require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

4.     Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and nine-month periods ended September 30, 2011, were approximately 5,623,000 shares and 7,026,000 shares, respectively, versus 7,321,000 shares and 8,879,000 shares for the three-month and nine-month periods ended September 30, 2010, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 10,111,000 and 8,713,000 shares were outstanding for the three-month and nine-month periods ended September 30, 2011, respectively, versus 8,142,000 and 7,785,000 shares for the three-month and nine-month periods ended September 30, 2010, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

5.     Wavexpress

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation (“Sarnoff”).  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of September 30, 2011, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress.  Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein.  In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress’ balance sheet and operating results in its consolidated financial statements.  Wavexpress’ net losses included in Wave’s consolidated financial statements were approximately $6,000 and $17,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and approximately $21,000 and $67,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.  On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and is continuing to explore opportunities to sell or license its technology to third parties that may provide “download and play” services.

Wave has funded Wavexpress through a series of convertible notes, some with attached warrants.  The notes bear interest at the rate of 2% to 3% above the prime rate of JP Morgan Chase Bank.  Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share.  Through September 30, 2011, Wave has funded Wavexpress with approximately $47,085,000 in cash loans, which have accumulated approximately $37,589,000 in accrued interest.  Such amounts include approximately $9,500,000 that has since automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share.  These amounts are eliminated in consolidation.

6.     Recent Accounting Pronouncements

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. We do not expect that this guidance will have an impact on our financial position, results of operations or cash flows.

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

7.     Share-based Compensation

Wave recognized $1,355,100 and $722,521 of share-based compensation during the three-months ended September 30, 2011 and 2010, respectively, and $3,938,605 and $2,082,413 for the nine-month periods ended September 30, 2011 and 2010, respectively.  During the three-month period ended September 30, 2011, Wave granted 267,900 stock options at a weighted-average estimated fair value of $1.68.  During the three-month period ended September 30, 2010, Wave granted 107,100 stock options at a weighted-average estimated fair value of $1.66.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of Sales	$14,904	$17,683	$40,973	$55,962
Selling, General & Administrative	960,372	465,115	2,805,601	1,417,035
Research & Development	379,824	239,723	1,092,031	609,416

Total	$1,355,100	$722,521	$3,938,605	$2,082,413

8. Intangible Assets and Goodwill

During the three months ended September 30, 2011, we acquired $8,808,000 of identifiable intangible assets as a result of our acquisition of Safend on September 22, 2011. The preliminary fair value of these intangible assets was determined based on the present value of the expected future cash flows from the Safend intangibles acquired. We also recorded $3.8 million of goodwill in connection with the acquisition of Safend. All goodwill is reported in the Safend operating segment. None of the goodwill recorded upon the acquisition is expected to be deductible for tax purposes.

The allocation of the purchase price for the acquisition of Safend was based upon a preliminary valuation and changes to amounts recorded as assets or liabilities, such as tax assets and liabilities, which may result in corresponding adjustments to goodwill.

We expect the allocation of the purchase price for Safend to be finalized in the third quarter of 2012.

The following schedule presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2011:

Balances as of December 31, 2010	$—
Goodwill from Safend acquisition	3,810,154
Adjustments to goodwill	—
Balances as of September 30, 2011	$3,810,154

The following schedule presents the details of intangible assets as of September 30, 2011:

September 30, 2011
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)
Developed Technology	$5,106,000	$(15,956)	$5,090,044	7.0
Customer Relationships	3,611,000	(5,501)	3,605,499	10.0
Trade Name	91,000	(1,973)	89,027	1.0
Acquired Patents	1,100,000	(311,669)	788,331	3.6
	$9,908,000	$(335,099)	$9,572,901

Amortization expense associated with intangible assets was $78,430 and $188,430 for the three and nine months ended September 30, 2011, respectively, and $55,000 and $91,667 for the three and nine months ended September 30, 2010, respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2011	$350
2012	1,377
2013	1,310
2014	1,310
2015	1,163
Thereafter	4,063
Total	$9,573

9.       Income Taxes

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

As of December 31, 2010, Safend, Ltd. had available net operating loss carryforwards for Israeli income tax purposes of approximately $21 million.  Safend, Inc., a U.S.-based wholly-owned subsidiary, had available net operating loss carryforwards for federal income tax purposes of approximately $7 million.  Management has concluded that at this time it is more likely than not that Safend will not have sufficient taxable income of an appropriate character to allow for the utilization of these deferred tax assets and, therefore, a full valuation allowance has been established against the deferred tax assets. The acquired net operating loss carryforwards may be subject to annual limitations.

10.     Segment Reporting

Wave’s products include the Wave EMBASSY digital security products and services (“EMBASSY”), Safend endpoint data loss protection products and services and Wavexpress broadband media distribution products and services.  These products and services constitute Wave’s reportable segments under ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”.  Net losses for reportable segments exclude interest income and other income.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s Chief Financial Officer.

The following sets forth reportable segment data:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net Revenues:
EMBASSY® digital security products and services	$9,378,619	$6,695,452	$24,948,981	$19,013,553
Safend endpoint data loss protection solutions	155,519	—	155,519	—
Wavexpress broadband media distribution	—	—	—	—
Total Net Revenues	9,534,138	6,695,452	25,104,500	19,013,553
Net Loss:
EMBASSY® digital security products and services	(1,794,870)	(1,161,515)	(6,101,438)	(2,842,746)
Safend endpoint data loss protection solutions	(46,430)	—	(46,430)	—
Wavexpress broadband media distribution	(3,177)	(13,082)	(11,691)	(54,185)
Total Segments Net Loss	(1,844,477)	(1,174,597)	(6,159,559)	(2,896,931)
Currency translation gain	—	—	231,368	—
Net interest expense	(1,074)	(3,875)	(3,128)	(12,591)
Net Loss	(1,845,551)	(1,178,472)	(5,931,319)	(2,909,522)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	153,222	156,361	414,083	347,502
Safend endpoint data loss protection solutions	24,711	—	24,711	—
Wavexpress broadband media distribution	—	—	—	—
Total Depreciation and Amortization Expense	177,933	156,361	438,794	347,502
Capital Expenditures:
EMBASSY® digital security products and services	263,074	112,214	593,139	462,564
Safend endpoint data loss protection solutions	—	—	—	—
Wavexpress broadband media distribution	—	—	—	—
Total Capital Expenditures	$263,074	$112,214	$593,139	$462,564

	September 30,	December 31,
	2011	2010
Assets:
EMBASSY® digital security products and services	$11,872,028	$17,070,980
Safend endpoint data loss protection solutions	15,651,930	—
Wavexpress broadband media distribution	12,603	12,903
Total Assets	$27,536,561	$17,083,883

The following table details Wave’s sales by geographic area for the three and nine-month periods ended September 30, 2011 and 2010.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended September 30, 2011:
EMBASSY® digital security products and services	$7,982,546	$1,324,208	$71,865	$9,378,619
Safend endpoint data loss protection solutions	112,469	41,136	1,914	155,519
Wavexpress broadband media distribution	—	—	—	—
Total	8,095,015	1,365,344	73,779	9,534,138
% of Total Revenue	85%	14%	1%	100%
Three months ended September 30, 2010:
EMBASSY® digital security products and services	$6,566,959	$200	$128,293	$6,695,452
Safend endpoint data loss protection solutions	—	—	—	—
Wavexpress broadband media distribution	—	—	—	—
Total	6,566,959	200	128,293	6,695,452
% of Total Revenue	98%	0%	2%	100%

Nine months ended September 30, 2011:
EMBASSY® digital security products and services	$22,410,711	$2,269,547	$268,723	$24,948,981
Safend endpoint data loss protection solutions	112,469	41,136	1,914	155,519
Wavexpress broadband media distribution	—	—	—	—
Total	22,523,180	2,310,683	270,637	25,104,500
% of Total Revenue	90%	9%	1%	100%
Nine months ended September 30, 2010:
EMBASSY® digital security products and services	$18,295,544	$72,646	$645,363	$19,013,553
Safend endpoint data loss protection solutions	—	—	—	—
Wavexpress broadband media distribution	—	—	—	—
Total	18,295,544	72,646	645,363	19,013,553
% of Total Revenue	96%	1%	3%	100%

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and nine-month periods ended September 30, 2011 and 2010 are as follows:

		Three months ended September 30,		Nine months ended September 30,
		2011	2010	2011	2010
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$5,747,094	$5,412,420	$16,615,247	$15,476,590

% of Total Revenue		60%	81%	66%	81%

11.   Issuance of Common Stock

On September 22, 2011, Wave paid consideration with an aggregate value of U.S. $12,761,966, subject to post closing adjustments for working capital, cash, indebtedness and transaction expenses (the “total consideration”) to Safend in exchange for all of the issued and outstanding share capital of Safend.  The total consideration consisted of $1,100,000 in cash and 5,267,374 shares of Wave’s Class A Common Stock with a fair value of $11,377,528 (based on the closing price of a share of Class A Common Stock as quoted on the Nasdaq Capital Market on the closing date).

During the three-month period ended September 30, 2011, Wave received gross proceeds of $19,625 in connection with the issuance of 19,485 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at exercise prices ranging from $0.77 - $1.95 per share.

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

12.   Fair Value Measurement

As of September 30, 2011, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($5,869,576 at September 30, 2011) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

Wave’s operations to-date have consisted primarily of product development, performance under contract to develop products and marketing and sales to PC and semi-conductor chip (“Chip”) OEMs, resellers, and enterprises.  Wave has signed distribution and reseller contracts with Intel, Nuvoton, ST Microelectronics, Dell, Acer, ASUS, Broadcom, HP and USI.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $5.0 million for the twelve-months ending September 30, 2012.

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

Current planned development costs for this product group are expected to be approximately $5.2 million for the twelve-months ending September 30, 2012.

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

Current planned development costs for this product group are expected to be approximately $3.0 million for the twelve-months ending September 30, 2012.

Endpoint Data Loss Protection

Safend FIPS 140-2 and Common Criteria-Certified Data Loss Prevention Suite

Safend FIPS 140-2 and Common Criteria-Certified Data Loss Prevention suite of products include:

•	Safend Encryptor	Providing transparent hard disk encryption;

•	Safend Protector	Providing granular control of ports and devices;

•	Safend Inspector	Inspects and blocks leakage of sensitive content through email, instant messaging, Web, external storage and printers;

•	Safend Discoverer	Maps, classifies and locates data stored on organizational endpoints and networks;

•	Safend Reporter	Creates detailed graphical reports used for compliance assessment; and

•	Safend Auditor	Non-intrusively scans endpoints for past and present connected devices and Wi-Fi networks.

Current planned development costs for this product group are expected to be approximately $3.9 million for the twelve-months ending September 30, 2012.

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

Current planned development costs for this product group are expected to be approximately $600,000 for the twelve-months ending September 30, 2012.

Broadband Media Distribution Services

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of September 30, 2011, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.

Our Market

Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications.  Virus attacks and breaches of security have demonstrated that software, on its own, is not always capable of completely securing a network or platform.  Because of these security concerns, we believe that there is a need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks.  TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices.  The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating a root of trust and a security environment which can be authenticated within the computer itself, will the information stored on the platform be adequately secure.  Wave is seeking to become a software, application and services leader in hardware-based digital security and e-commerce products markets.  We believe Wave has been a pioneer in developing hardware-based computer security systems and that we are distinctively positioned to take advantage of our unique knowledge, significant technology assets and trusted computing intellectual properties. We believe the addition of Safend’s complementary product suite creates strong cross-selling opportunities into the healthcare, financial and government verticals where data loss protection is a high priority.  We believe Safend’s reseller channel, combined with its direct sales force and strong presence in EMEA, gives Wave new sales resources with access to new market opportunities.

Hardware-based trusted computing solutions can involve a new approach to conducting business and exchanging information using computer systems.  We believe that these solutions will require traditional software-based security to be augmented with next-generation hardware-based security and an enhanced support infrastructure. Intensive marketing and sales efforts have been, and will continue to be, necessary in order to generate demand for products using Wave’s technology and to ensure that Wave’s solution is accepted in this emerging market.  Our objective is to make our EMBASSY and Safend branded products and services the preferred applications and infrastructure for Trusted Platforms.

R&D

Wave’s products incorporate encryption/decryption, client and server software applications, endpoint data loss protection and other technologies in which we have made a substantial investment in research and development (“R&D”).  We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, Safend’s suite of data loss protection products and eTMS products.  For the years ended December 31, 2010, 2009 and 2008, we spent approximately $10.3 million, $7.8 million and $11.7 million, respectively, on R&D activities. Planned development expenditures for the twelve month period ending September 30, 2012 are expected to be approximately $17.7 million.

Results of Operations

Three-Months Ended September 30, 2011 and 2010

Wave had net revenues of $9,534,138 and $6,695,452 for the three-months ended September 30, 2011 and 2010, respectively.  The increase in revenue was due primarily to an increase in licensing revenues.  Licensing revenues increased by $2,759,587 during the three-months ended September 30, 2011 as compared to the same period in 2010.  This increase in licensing revenues was due primarily to (i) a net increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $1,212,000 in revenue on a total of approximately $10.9 million of orders received in late December 2009 and 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker and the recognition of approximately $1,078,000 in revenue on a total of approximately $3.5 million of orders received in early May 2011 from BASF SE, a global chemical firm and (ii) an increase in revenue recognized on our license upgrade sales due to the recognition of approximately $512,000 in revenue as a result of the achievement of VSOE for our small customer class.  For the BASF SE orders, Wave is recording the $2.8 million of licensing sales and initial maintenance for the period ended December 31, 2011, as earned revenue ratably through December 31, 2011.  The contract balance of approximately $700,000 is for the 2012 maintenance term and will be recognized ratably during 2012.  BASF SE may cancel the 2012 maintenance renewal at any time prior to December 1, 2011.  Services revenue, consisting primarily of non-recurring government contracts, increased by $79,099 to $274,416 during the three-months ended September 30, 2011 as compared to the same period in 2010.  Services revenue earned during the three-months ended September 30, 2011 was from a second fixed-price modification to a contract awarded by the United States Department of Defense.  This $1,507,120 fixed-price modification is effective August 19, 2011 and the term of the project, as modified, is approximately twelve months.  Services revenue earned during the three-months ended September 30, 2010 was from the initial $1,600,000 fixed-price modification to this contract.  The term of this portion of the project, as modified, was approximately seventeen months and was completed during mid-February 2011.  Under the contract, Wave provides consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.  Included in net revenues are Safend licensing revenues, which were $155,519 and $-0- for the three months ended September 30, 2011 and 2010, respectively.

Cost of net revenues - licensing, consisting primarily of customer support and foreign tax withholdings, was $459,002 for the three-months ended September 30, 2011, as compared to $371,349 for the same period in 2010.  The increase in cost of net revenues - licensing was due primarily to an increase in customer support costs in connection with the increased license revenue during the three-months ended September 30, 2011 versus the comparable prior year period.  Cost of net revenues — services, consisting of non-recurring government time and materials costs, was $28,122 for the three-months ended September 30, 2011, as compared to $117,855 for the same period in 2010.  Cost of net revenues — services decreased during the three-months ended September 30, 2011 as compared to the comparable period of 2010 as our latest modification to the contract with the United States Department of Defense began in late August 2011.  Included in cost of net revenues are $2,888 and $-0- of Safend costs for the three months ended September 30, 2011 and 2010, respectively.

Selling, general and administrative (“SG&A”) expenses for the three-months ended September 30, 2011 were $7,021,658, as compared to $4,265,230 for the comparable period of 2010, an increase of approximately 65%.  The increase in SG&A expenses during the three-months ended September 30, 2011 was due primarily to (i) an increase in salaries and related benefits totaling approximately $792,000 and an increase of approximately $203,000 in travel expenses, supporting Wave’s growing customer base, (ii) an increase of approximately $495,000 in share-based compensation, (iii) an increase of approximately $195,000 in trade show and marketing expenses and (iv) an increase of approximately $857,000 in professional services expenses, consisting primarily of acquisition costs and recruitment fees, in each case as compared to the three-months ended September 30, 2010.  The costs to acquire Safend were expensed as incurred and consisted primarily of legal fees.  Total acquisition costs were approximately $405,000 for the three months ended September 30, 2011.  Share-based compensation expense allocated to SG&A was approximately $960,000 for the three-months ended September 30, 2011, as compared to approximately $465,000 for the comparable period of 2010.  Included in the SG&A expenses listed above are Safend’s selling, general and administrative expenses, which were $130,638 and $-0- for the three months ended September 30, 2011 and 2010, respectively.

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

R&D expenses for the three-months ended September 30, 2011 were $3,869,833, as compared to $3,115,615 for the comparable period of 2010, an increase of 24%.  This increase was primarily attributable to (i) increased salaries, fringe and benefit expenditures of approximately $806,000, supporting Wave’s expanding number of OEM relationships, (ii) an increase of approximately $140,000 in share-based compensation and (iii) an increase in rent and utility costs, consisting primarily of a new building lease entered into on August 1, 2011, of approximately $81,000, offset by a decrease in product development costs, consisting primarily of outsourced language translation services, of approximately $293,000, in each case as compared to the three-months ended September 30, 2010.  Share-based compensation expense allocated to R&D was approximately $380,000 for the three-months ended June 30, 2011 as compared to approximately $240,000 for the comparable period of 2010.  Included in the R&D expenses listed above are Safend’s research and development expenses, which were $68,423 and $-0- for the three months ended September 30, 2011 and 2010, respectively.

Interest income for the three-months ended September 30, 2011, was $1,709 as compared to $148 for the comparable period of 2010.  Interest expense consisted of interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $2,783 for the three-months ended September 30, 2011 as compared to $4,023 for the comparable period of 2010.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended September 30, 2011 was $1,845,551 as compared to $1,178,472 for the comparable period of 2010.

Nine-Months Ended September 30, 2011 and 2010

Wave had net revenues of $25,104,500 and $19,013,553 for the nine-months ended September 30, 2011 and 2010, respectively.  The increase in revenue was due primarily to an increase in licensing revenues.  Licensing revenues increased by $6,222,357 during the nine-months ended September 30, 2011 as compared to the same period in 2010.  This increase in licensing revenues was due primarily to (i) a net increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $3,596,000 in revenue on a total of approximately $10.9 million of orders received in late December 2009 and 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker and the recognition of approximately $1,769,000 in revenue on a total of approximately $3.5 million of orders received in early May 2011 from BASF and (ii) an increase in revenue recognized on our license upgrade sales due to the recognition of approximately $1,394,000 in revenue as a result of the achievement of VSOE for our small customer class.  Services revenue, consisting primarily of non-recurring government contracts, decreased by $131,410 to $486,533 during the nine-months ended September 30, 2011 as compared to the same period in 2010.  Services revenue earned during the nine-months ended September 30, 2011 was from two fixed-price modifications to a contract awarded by the United States Department of Defense.  Work on the first $1,600,000 fixed-price modification was completed during mid-February 2011 while work on the second $1,507,120 fixed-price modification began in late August 2011.  Services revenue earned during the nine-months ended September 30, 2010 was from the initial $1,600,000 fixed-price modification.  Included in net revenues are Safend licensing revenues, which were $155,519 and $-0- for the nine months ended September 30, 2011 and 2010, respectively.

Cost of net revenues - licensing, consisting primarily of customer support and foreign tax withholdings, was $1,139,943 for the nine-months ended September 30, 2011, as compared to $865,887 for the same period in 2010.  The increase in cost of net revenues - licensing was due primarily to an increase in customer support costs in connection with the increased license revenue during the nine-months ended September 30, 2011 versus the comparable prior year period.  Cost of net revenues — services, consisting of non-recurring government time and materials costs, was $102,169 for the nine-months ended September 30, 2011, as compared to $434,118 for the same period in 2010.  Cost of net revenues — services decreased during the nine-months ended September 30, 2011 as compared to the comparable period of 2010 as work on our initial modification to the contract with the United States Department of Defense was completed during mid-February 2011 and work on the second contract modification began in late August 2011.  Included in cost of net revenues are $2,888 and $-0- of Safend costs for the nine months ended September 30, 2011 and 2010, respectively.

SG&A expenses for the nine-months ended September 30, 2011 were $19,304,601, as compared to $12,930,865 for the comparable period of 2010, an increase of approximately 49%.  The increase in SG&A expenses during the nine-months ended September 30, 2011 was due primarily to (i) an increase in salaries and related benefits totaling approximately $2,108,000 and an increase of approximately $563,000 in travel expenses, supporting Wave’s growing customer base, (ii) an increase of approximately $1,389,000 in share-based compensation, (iii) an increase of approximately $712,000 in trade show and marketing expenses and (iv) an increase of approximately $1,244,000 in professional services expenses, consisting primarily of acquisition costs and recruitment fees, in each case as compared to the three-months ended September 30, 2010.  The costs to acquire Safend were expensed as incurred and consisted primarily of legal fees.  Total acquisition costs were approximately $405,000 for the nine months ended September 30, 2011.  Share-based compensation expense allocated to SG&A was approximately $2,806,000 for the nine-months ended September 30, 2011, as compared to approximately $1,417,000 for the comparable period of 2010.  Included in the SG&A expenses listed above are Safend’s selling, general and administrative expenses, which were $130,638 and $-0- for the nine months ended September 30, 2011 and 2010, respectively.

R&D expenses for the nine-months ended September 30, 2011 were $10,717,346, as compared to $7,679,614 for the comparable period of 2010, an increase of 40%.  This increase was primarily attributable to (i) increased salaries, fringe and benefit expenditures of approximately $2,244,000, supporting Wave’s expanding number of OEM relationships, (ii) an increase of approximately $483,000 in share-based compensation, (iii) an increase in professional fees, consisting primarily of outsourced engineering fees, of approximately $193,000 and (iv) an increase in rent and utility costs, consisting primarily of a new building lease entered into on August 1, 2011, of approximately $108,000, offset by a decrease in product development costs, consisting primarily of outsourced language translation services, of approximately $129,000, in each case as compared to the nine-months ended September 30, 2010.  Share-based compensation expense allocated to R&D was approximately $1,092,000 for the nine-months ended September 30, 2011 as compared to approximately $609,000 for the comparable period of 2010.  Included in the R&D expenses listed above are Safend’s research and development expenses, which were $68,423 and $-0- for the nine months ended September 30, 2011 and 2010, respectively.

Other income (expense) for the nine-months ended September 30, 2011, included a currency translation gain of $231,868 from the BASF SE orders received in early May 2011 which were collected in late June 2011, as compared to $-0- for the comparable period of 2010.  Interest income for the nine-months ended September 30, 2011, was $6,172 as compared to $359 for the comparable period of 2010.  Interest expense consisted of interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $9,300 for the nine-months ended September 30, 2011 as compared to $12,950 for the comparable period of 2010.

Due to the reasons set forth above, our net loss to common stockholders for the nine-months ended September 30, 2011 was $5,931,319 as compared to $2,909,522 for the comparable period of 2010.

Liquidity and Capital Resources

Wave has incurred substantial operating losses since its inception, and as of September 30, 2011, has an accumulated deficit of $358,090,251.  We may also incur an operating loss for the fiscal year of 2011.  As of September 30, 2011, we had positive working capital of $1,343,100.

Sources and uses of cash

As of September 30, 2011, Wave had $6,891,408 in unrestricted cash and cash equivalents.  As of December 31, 2010, Wave had $3,595,076 in cash and cash equivalents.  The increase in cash and cash equivalents of $3,296,332 resulted from (i) $2,522,579 generated through operating activities and (ii) $2,169,854 generated through financing activities, primarily from the issuance of stock pursuant to the Wave 2004 Employees Stock Purchase Plan and the exercise of investor stock warrants and employee stock options, offset by (iii) $1,396,101 used in investing activities for the acquisition of capital assets and in the Safend acquisition, net of cash acquired.

Our largest source of operating cash flow is cash collections from our customers.  Cash collections from customers amounted to approximately $29,462,000 and $18,634,000 for the nine-months ended September 30, 2011 and 2010, respectively.  This increase was due primarily to the collection of $8.1 million of accounts receivable for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker and the collection of $3.5 million of accounts receivable for orders fulfilled in May 2011 with BASF.  Our primary uses of cash in operations are for personnel related expenditures, marketing and other general operating expenses.

Comparison of the periods ended September 30, 2011 and 2010

Cash provided by (used in) operations

The amount of cash provided by operations increased to $2,522,579 for the nine-months ended September 30, 2011 from $819,620 used in operations for the comparable period of 2010.  The fluctuations in cash provided by (used in) operations were the result of the changes in the net losses in each of the nine-months ended September 30, 2011 and 2010, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts, which, under generally accepted accounting principles, are not reported in the Statement of Operations.

Net cash provided by operating activities increased primarily due to an increase in cash received from customers resulting from the collection of $8.1 million of accounts receivable for orders received in late

December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker and the collection of $3.5 million of accounts receivable for orders fulfilled in May 2011 with BASF during the nine-months ended September 30, 2011 as compared to the comparable period of 2010.  This increase was offset by an increase in cash payments for personnel related expenditures, primarily resulting from a higher average headcount during the nine-months ended September 30, 2011 as compared to the comparable period of 2010, and an increase in payments to consultants, primarily for outsourced engineering services.  The increase in net cash provided by operations was also offset by an increase in cash payments to suppliers, primarily as a result of increased tradeshow and marketing activities during the nine-months ended September 30, 2011 as compared to the comparable period of 2010.  The net decrease in accounts receivable, prepaid expenses and other assets was primarily due to the collection of $8.1 million of orders invoiced and delivered in late December 2010 and the $3.5 million of orders invoiced and delivered in early May 2011.  In late December 2010, Wave received $5.2 million in additional license and maintenance orders through its PC OEM partners on behalf of a U.S.-based automotive company.  The orders increased the total value of the automaker’s software orders to $10.9 million, $6.7 million of which will be recorded as revenue during 2011, $1.9 million of which was recorded as revenue in 2010 and $2.3 million of which is expected to be recognized as revenue in 2012 through 2014.  In early May 2011, Wave received $3.5 million in license and maintenance orders from BASF SE.  Wave is recognizing approximately $2.8 million of license sales and the 2011 maintenance as revenue ratably over the remainder of 2011, with 2012 maintenance of approximately $700,000 expected to be recognized ratably over the full year of 2012.  Wave has not established VSOE for the fair value of each undelivered element for software and maintenance services for their “large” class of customers.  Accordingly, the license and maintenance sales from these orders are recorded as deferred revenue and recognized generally over the undelivered maintenance period.  As a result, the decrease in deferred revenue during the nine-months ended September 30, 2011 was due primarily to the recognition of revenue on the orders from the U.S.-based global automaker and BASF SE.

Cash flows from investing activities

Cash used in investing activities consisted of funds used to acquire Safend, capital assets and intangibles totaling $1,396,101 and $1,562,564 for the nine-months ended September 30, 2011 and 2010, respectively.  Net cash used in Wave’s acquisition of Safend on September 22, 2011 was $802,962 - a cash payment of $1,100,000 offset by cash acquired.  For the nine months ended September 30, 2011, Wave acquired $593,139 of capital assets.  Wave expects to continue to acquire capital assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue for the remainder of 2011 at approximately the same level expended during the nine-months ended September 30, 2011.  Cash used in investing activities for the nine-months ended September 30, 2010 included the purchase of two patents, valued at $1,100,000, concerning the methods and systems for promoting security in a computer employing attached storage devices.  As a result of lower capital expenditures, net cash used in investing activities decreased by $166,110 for the nine-months ended September 30, 2011 as compared to the comparable period of 2010.

Cash flows from financing activities

For the nine-months ended September 30, 2011, cash provided by financing activities totaled $2,169,854 and consisted of $991,239 of investor stock warrant exercises related to our 2009 and 2008 financings, $791,440 of employee stock option exercises and $436,771 from the sale of shares pursuant to the Wave 2004 Employee Stock Purchase Plan offset by $49,596 of payments on a capital lease obligation.  For the nine-months ended September 30, 2010, cash provided by financing activities totaled $5,378,585 and consisted of $3,966,287 of investor stock warrant exercises related to our 2009 and 2008 financings, $1,196,918 of employee stock option exercises and $261,327 from the sale of shares pursuant to the Wave 2004 Employee Stock Purchase Plan offset by $45,947 of payments on a capital lease obligation.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending September 30, 2012 will be approximately $43,500,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of $6,891,408 as of September 30, 2011;

•                  collection of receivables; and

•                  additional financings

Given Wave’s capital requirements for the twelve-months ending September 30, 2012 as indicated above, our cash balance as of September 30, 2011 and the uncertainty as to whether we will generate sufficient revenue, Wave may be required to raise additional capital to continue to fund its operations.  We may obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $30,000,000 shelf registration statement that we filed on June 21, 2011 and was declared effective by the Commission on July 22, 2011.  Approximately $27,978,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners.  In addition, Wave receives revenues from software development and other services.  Total cash received from all revenue sources for the nine-months ended September 30, 2011 was approximately $29,462,000 versus approximately $18,634,000 for the comparable period of 2010.

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

At September 30, 2011, as a result of establishing VSOE for the fair value of each undelivered element for our software and maintenance services for our small customer class effective January 1, 2011, our deferred revenue consists primarily of the unamortized balance of maintenance for sales to our large customer class during the nine-months ended September 30, 2011 and arrangements where VSOE does not exist — small customer orders received prior to January 1, 2011.  For arrangements where VSOE for the fair value of each undelivered element does not exist, our license and maintenance sales are recorded as deferred revenue and then recognized over the maintenance period which is typically a 365-day period.  The current portion of deferred revenue decreased $2,618,503 (to $5,835,526 from $8,454,029) at September 30, 2011 versus December 31, 2010 primarily as the result of the recognition of revenue on the additional automaker orders received in late December 2010 and the BASF orders received in early May 2011 as noted above.  Wave recognized approximately $10,247,000 and $3,010,000 of license upgrade revenue during the nine-months ended September 30, 2011 and 2010, respectively.

On September 22, 2011, Wave acquired 100% of the business of Safend. Safend provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery. We believe the acquisition of Safend’s complimentary product suite creates strong cross-selling opportunities into the healthcare, financial and government verticals where data loss protection is a high priority.  We also believe Safend’s reseller channel, combined with its direct sales force and strong presence in EMEA, gives us new sales resources and access to new market opportunities.

Known trends and uncertainties affecting future cash flows

Because Wave may not have sufficient cash to fund operations for the twelve-months ending September 30, 2012, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and may continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending September 30, 2012.  We may be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives to raise additional capital to continue to fund our operations for the twelve-months ending September 30, 2012.  The availability and amount of any such financing are unknown at this time. We may also be required to reduce expenses, which may significantly impede our ability to meet our sales, marketing and development objectives.  Based upon the available cash currently on hand, if we meet our current revenue and expenditure forecast for the twelve-months ending September 30, 2012 (both of which are uncertain), we would have enough liquid assets to continue operating through September 30, 2012.  The foregoing is based on maintaining current revenue levels for both Dell and non-Dell revenues for the twelve-months ending September 30, 2012.  While the foregoing assumes current shipment volumes at the current per-unit royalty rate through September 30, 2012, our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements. Dell revenue was 66% and 81% of total net revenues for the nine-months ended September 30, 2011 and 2010, respectively.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by September 30, 2012 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond September 30, 2012.

The challenges presented by the recent economic downturn may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

Wave has a capitalized lease obligation for computer equipment due July 2013. As of September 30, 2011, $133,908 was outstanding under this obligation.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of September 30, 2011 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress’ TVTonic consumer media services on December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$70,711	$63,197	$—	$—	$133,908
Operating leases commitments	1,195,603	1,085,666	25,235	—	2,306,504
Total commitments	$1,266,314	$1,148,863	$25,235	$—	$2,440,412

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

As of December 31, 2010, Safend, Ltd. had available net operating loss carryforwards for Israeli income tax purposes of approximately $21 million.  Safend, Inc., a U.S.-based wholly-owned subsidiary, had available net operating loss carryforwards for federal income tax purposes of approximately $7 million.  Management has concluded that at this time it is more likely than not that Safend will not have sufficient taxable income of an appropriate character to allow for the utilization of these deferred tax assets and, therefore, a full valuation allowance has been established against the deferred tax assets. The acquired net operating loss carryforwards may be subject to annual limitations.

Going concern opinion

Wave’s consolidated financial statements as of September 30, 2011 have been prepared under the assumption that we will continue as a going concern.  Wave’s independent registered public accounting firm has issued a report dated March 15, 2011, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern.  (See Note 2 to Wave’s consolidated financial statements.)

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Wave’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Wave’s disclosure control and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, the CEO and CFO have concluded that Wave’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Wave in the reports that it files or submits under the Exchange Act is accumulated and communicated to Wave’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, Wave’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Landmark Ventures, Inc. (“Landmark”) has asserted that Safend Inc. (“Safend USA”), a subsidiary of Safend Ltd. (Wave’s Israeli subsidiary), has breached certain terms of a consulting agreement between Landmark and Safend USA (the “Consulting Agreement”).  While the Consulting Agreement was terminated by Safend USA in July of 2011, Landmark has claimed that Safend USA has violated certain surviving provisions of the Agreement by (a) working with a former Landmark employee, allegedly in violation of a non-solicitation provision and (b) failing to pay unspecified commissions to Landmark.   Safend USA  has informed Landmark that (i)  the retention of an entity owned by the former Landmark  employee as a consultant does not violate the Consulting Agreement, (ii) Safend USA has terminated its  retention agreement with the  entity (although Safend USA does not believe that it was required to do so), (iii) since the termination of the Consulting Agreement no sales have been made entitling Landmark to any commissions under the Consulting Agreement and (iv) Safend USA plans to continue to comply with the surviving provisions of the Consulting Agreement (including the obligation to pay commissions to Landmark if and to the extent required by the Consulting Agreement).  A complaint has been filed by Landmark against Wave and “Safend Ltd.” regarding this matter in the New York County Supreme Court on October 20, 2011 seeking unspecified damages of $5,000,000.  Wave and Safend USA plan to vigorously defend the claims asserted by Landmark.

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

• the price of Wave’s Class A common stock.

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended September 30, 2011 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of September 30, 2011, we had an accumulated deficit of approximately $358.1 million and positive working capital of approximately $1.3 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

Since we began our operations, we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. We expect to continue to incur substantial additional expenses associated with continued R&D and business development activities that will be necessary to commercialize our technology. We may be unable to raise or generate the additional financing or cash flow which will be necessary to continue as a going concern for the next twelve months.

In addition to our efforts to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, we may evaluate additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If Wave issues additional shares of stock, Wave’s stockholders’ ownership will be diluted and the shares issued may have rights, preferences or privileges senior to those of Wave’s common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate, which would in turn impede our ability to achieve our business objectives.  Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not our business model is viable.  If we are not successful in generating sufficient cash flow or obtaining additional funding, we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities, respond to competitive pressures or continue as a going concern.

A single customer accounts for a significant portion of our revenues and, therefore, the loss of that customer may have a material adverse effect on our results of operations.

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 60% of our earned revenue for the three-month period ended September 30, 2011.  If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 60% of our pro forma combined earned revenue for the three-month period ended September 30, 2011. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products, or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

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

An increasing number of market entrants have introduced or are developing products and services that compete with our products. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave’s potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco (acquired by Sophos), PGP (acquired by Symantec), Credant, SafeBoot (acquired by McAfee), SafeNet, WinMagic, Secude (acquired by SAP) and GuardianEdge (acquired by Symantec) and major systems integrators such as IBM, HP and EDS.  In addition, Wave competes with other client security applications companies that are developing trusted computing applications including Softex Incorporated, Phoenix Technologies Ltd., Infineon Technologies AG and Microsoft.

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

We conduct a portion of our operations in the State of Israel and, therefore, political, economic and military instability in Israel and its region may adversely affect our business.

Safend’s operations are located in the State of Israel which will constitute a material portion of our business.  Accordingly, political, economic and military conditions in Israel and the surrounding region may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel.

Recent political uprisings, regime changes and social unrest in various countries in the Middle East and North Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries, and have raised new concerns regarding security in the region and the potential for armed conflict. Among other things, this instability may affect the global economy and marketplace through changes in oil and gas prices. Further escalation of tensions or violence might result in a significant downturn in the economic or financial condition of Israel, which could have a material adverse effect on our operations in Israel and the portion of our business conducted there.

Safend received Israeli government grants for certain of its research and development activities. The terms of these grants may require Safend to meet certain requirements in order to manufacture products and transfer technologies outside of Israel. Safend may be required to pay penalties in addition to repayment of the grants.  Such grants may be terminated or reduced in the future, which would increase our costs.

The research and development efforts of Safend have been financed, in part, through grants that Safend has received from the Israeli Office of the Chief Scientist, or OCS. Safend therefore must comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 1984, and related regulations, or the Research Law regarding the intellectual property and products generated by Safend. The terms of these grants and the Research Law restrict the transfer of know-how if such know-how is related to products, know-how and/or technologies which were developed using the OCS grants, and the transfer of manufacturing or manufacturing rights of such products, technologies and/or know-how outside of Israel without the prior approval, pursuant to the Research Law, of the appropriate authority of the OCS. Therefore, the discretionary approval of an OCS committee will be required for any transfer to third parties outside of Israel of rights related to certain of Safend’s technologies which has been developed with OCS funding. Safend may not receive the required approvals should it wish to transfer this technology and/or development outside of Israel in the future.

Furthermore, the OCS may impose certain conditions on any arrangement under which Safend transfers technology or development out of Israel. Overseas transfers of technology, manufacturing and/or development from OCS funded programs, even if approved by the OCS, may be subject to restrictions set forth in the Research Law. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. If Safend fails to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any OCS payments previously received by Safend, together with interest and penalties, and may be subject to criminal penalties.

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

We may not be able to realize all of the anticipated benefits of our acquisition of Safend if we fail to integrate Safend successfully, which could reduce our profitability.

Our ability to realize the anticipated benefits of our acquisition of Safend will depend, in part, on our ability to integrate the business of Safend successfully and efficiently with our business. The combination of two independent companies is a complex, costly and time-consuming process. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the full benefits expected by us. If we are not successful in this integration, our financial results could be adversely impacted. Our management will be required to dedicate significant time and effort to this integration process, which could divert their attention from other business concerns. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, a loss of key employees, and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of the two companies include, among others:

• challenges associated with minimizing the diversion of management attention from ongoing business concerns;

• addressing differences in the business cultures of Wave and Safend;

• coordinating geographically separate organizations which may be subject to additional complications resulting from being geographically distant from our other operations;

• coordinating and combining international operations, information systems, relationships, and facilities, and eliminating duplicative operations;

• retaining key employees and maintaining employee moral;

• unanticipated changes in general business or market conditions that might interfere with our ability to carry out all of its integration plans; and

• preserving important strategic and customer relationships.

In addition, even if Safend’s operations are integrated successfully with ours, we may not realize the full potential benefits of the transaction, including the leveraging of production and combined research and development that are expected. Such benefits may not be achieved within our anticipated time frame, or at all.

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
2.1

Share Purchase Agreement, dated September 22, 2011, by and among Wave Systems Corp., Safend Ltd., each of the shareholders of Safend named therein and Paul Weinberg & Co., as representative of the shareholders, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on September 23, 2011 and incorporated herein by reference.

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	XBRL Instance Document
101.SCH	—	XBRL Taxonomy Extension Schema Document
101.CAL	—	XBRL Taxonomy Calculation Linkbase Document
101.DEF	—	XBRL Taxonomy Definition Linkbase Document
101.LAB	—	XBRL Taxonomy Label Linkbase Document
101.PRE	—	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE SYSTEMS CORP.
(Registrant)

Dated: November 9, 2011	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2011	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Share Purchase Agreement, dated September 22, 2011, by and among Wave Systems Corp., Safend Ltd., each of the shareholders of Safend named therein and Paul Weinberg & Co., as representative of the shareholders, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on September 23, 2011 and incorporated herein by reference.

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

+                                         Filed herewith.

++                                  Furnished herewith.

Attached as Exhibits 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, September 30, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations, Three and Nine months ended September 30, 2011 and 2010; (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), Nine months ended September 30, 2011; (iv) the Consolidated Statements of Cash Flows, Nine months ended September 30, 2011 and 2010; and (v) related notes to these financial statements tagged as blocks of text.

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