Form 10-K
period 2011-12-31
WAVE SYSTEMS CORP
filed 2012-03-30
CIK 919013

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2011) was approximately $233 million. (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

         As of March 23, 2012, there were 90,962,357 shares of the registrant's Class A Common Stock and 35,556 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, have been incorporated by reference into Part III of this annual report.

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

PART I

Item 1.    Business

General

        References to "Wave", "we", "us", "our" or "the Company" refer to Wave Systems Corp and its consolidated subsidiaries and include the financial statements of Wave Systems Corp. ("Wave" or "the Company"); Wave Systems Holdings, Inc., a wholly-owned subsidiary; Wavexpress, Inc. (referred to individually, as the context so requires, as "Wavexpress"), a majority-owned subsidiary; and Safend, Ltd. (referred to individually, as the context so requires, as "Safend"), a wholly-owned subsidiary acquired on September 22, 2011. All significant intercompany transactions have been eliminated.

        Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.

        Wave develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to, and work with, the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org (the "TCG"), an industry standards organization comprised of computer and device manufacturers, software vendors and other computing products manufacturers. Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues. These issues include: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security and regulatory compliance.

        The TCG was formed in April 2003 by its promoting founders: AMD, HP, IBM, Intel, and Microsoft. Wave was initially invited to join the founding group as a contributing member. Since 2008, Wave has held a permanent seat on the TCG Board of Directors (the "TCG Board"). Wave has also elevated its membership status to "Promoter", the highest level of the TCG. Permanent members of the TCG Board provide guidance to the organization's work groups in the creation of specifications used to protect personal computers ("PCs") and other computing devices from attacks and to help prevent data loss and theft. Wave's enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces. Wave is eligible to serve on and chair the TCG Board and the Work Groups and Special Committees thereof. Wave is permitted to submit revisions and addendum proposals for specifications with design guides and is similarly permitted to review and comment on design guides prior to their adoption.

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

        The TCG has significantly expanded industry participation in security hardware standards and now includes industry leaders offering additional platforms such as storage devices, SmartPhones, cell phones and other consumer electronics. The overall number of PC models being offered by original equipment manufacturers ("OEMs") and equipped with a TPM, combined with the increased number of OEMs that have introduced TPM-equipped models, has continued to accelerate the rate at which TPMs are being shipped by the PC industry. Within the TCG there are TCG Working Groups that are developing specifications to extend TCG technologies to other devices such as storage devices, network products, servers, peripherals and mobile devices. The offering of products using TCG specifications to the PC market is an important development in the creation of the market for hardware-based computer security. Wave is continuing to execute its strategy to leverage its EMBASSY Trust System in an effort to become a leading developer of software, applications and services for this market.

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

        Wave's operations to-date have consisted primarily of product development, performance under contract to develop products and marketing and sales to PC and semi-conductor chip OEMs, resellers, and enterprises. Wave has been successful in signing distribution and reseller contracts with Intel, Nuvoton, ST Microelectronics, Dell Products LP ("Dell"), Acer, ASUS and Broadcom.

        Due to the early stage nature of its market category Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated in calendar 2012 to fund its cash flow requirements. Given the uncertainty with respect to Wave's revenue forecast for 2012, Wave will be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the year ending December 31, 2012. As of December 31, 2011, we had approximately $3.4 million of cash on hand and negative working capital of approximately $2.0 million. Considering our current cash balance and Wave's projected operating cash requirements, we project that we have enough liquid assets to continue operating through December 31, 2012. While we project that we have enough liquid assets to continue operating through December 31, 2012, our current cash and negative working capital positions coupled with our capital needs over the next year and beyond including the fact that we may require additional financing and the general uncertainty as to whether we will achieve our sales forecast for our products and services, causes substantial doubt to exist with respect to our ability to continue as a going concern.

Acquisition of Safend

        On September 22, 2011 we completed our acquisition of Safend, a company incorporated under the laws of Israel. Safend provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery. The goodwill recorded in connection with this business combination is primarily related to the ability of the acquired company to develop new products and technologies in the future and incorporates expected synergies to be achieved in connection with the acquisition. The goodwill recognized is not expected to be deductible for income tax purposes. Transaction costs associated with this business combination consisted primarily of legal fees which are expensed as incurred, and which are included in general and administrative expenses in the consolidated statement of operations. Such transaction costs were approximately $405,000 for the year ended December 31, 2011.

        The fair value of consideration transferred was $12,477,528. The fair value of consideration consisted of $1.1 million in cash and 5,267,374 shares of Wave Class A common stock valued at the September 22, 2011 closing price of $2.16 per share. There is no contingent consideration related to this transaction. The assets, liabilities and operating results of Safend have been reflected in our consolidated financial statements from the date of acquisition.

Allocation of Purchase Price

        The total purchase price paid for the 100% equity interest in Safend has been allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. As part of the process, we performed a preliminary valuation analysis to determine the fair values of certain assets and liabilities of Safend as of the acquisition date. The determination of the value of these components required us to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include, but are not limited to, the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin, while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with such respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets acquired and assumed liabilities acquired has been recorded as goodwill. Goodwill has been reflected in the Safend segment. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

        These preliminary estimates are subject to change during the measurement period (up to one year from the acquisition date) as we finalize the valuation of certain assets acquired and liabilities assumed in connection with the acquisition.

Costs to acquire:
Cash payment	$1,100,000
Stock-based consideration	11,377,528

Total	$12,477,528
Allocated to:
Cash and cash equivalents	$296,685
Accounts receivable	469,461
Prepaid expenses and other current assets	557,153
Long-term prepaid expenses	12,197
Property and equipment	133,235
Acquired intangible assets	10,578,000
Accounts payable and accrued expenses	(1,209,764)
Deferred revenue	(1,565,704)
Royalty liability	(4,043,000)

Preliminary net assets acquired	$5,228,263
Charge for adjustments to working capital	$1,033,206
Preliminary allocation to goodwill	$6,216,059

Adjustments for Receivables and Deferred Revenue

        The Company has determined that certain previously filed financial statements relating to Safend should not be relied upon due to certain accounting errors including: (i) improperly applied revenue recognition criteria, (ii) a bookkeeping error in the accounting for deferred revenue, and (iii) certain accounts receivable determined to be uncollectible. As a result of these errors, in the preliminary purchase price allocation reported by the Company during the third quarter ended September 30, 2011, acquired accounts receivable was overstated by $649,480 and acquired deferred revenue was understated by $383,726.

        The Company has corrected the initial allocation of the purchase price to properly state the acquired receivables and deferred revenue. The errors amounted to $1,033,206 in the aggregate, the details of which have been reflected in the table above. Pursuant to the terms of the Share Purchase Agreement to acquire Safend (SPA) as part of the closing, 600,723 Wave shares with a value at September 22, 2011 of approximately $1,300,000 were placed into escrow with two thirds of the amount to be released 12 months subsequent to the closing date and one third to be released after an additional 6 months. Pursuant to the terms of the SPA, the Company was provided 60 days subsequent to the closing date of September 22, 2011 to present a final working capital statement and any negative adjustment to the purchase price based on final working capital being below an agreed upon target. The selling shareholders would have 45 days to review and dispute any such adjustment. The SPA called for adjudication by an independent accounting firm of any proposed adjustments to the working capital statement if not agreed upon by the Company and the selling shareholders. Once determined, any adjustment to the purchase price based upon the working capital being below the agreed upon target would have resulted in a return of that value to the Company from the shares held in escrow. Because management did not identify the errors during the 60 day period, the Company did not propose to adjust the final working capital statement or the purchase price. The errors were subsequently identified during the preparation of the Company's consolidated financial statements for the year ended December 31, 2011. The Company is evaluating its rights under the SPA and may pursue legal remedies for breaches of representations and warranties arising from these errors. As a result of the foregoing, the financial impact of these errors was recorded in the Company's consolidated statement of operations during the three months ended December 31, 2011.

Adjustment for Royalty Obligation

        Safend has received grants from the government of Israel through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor ("OCS"), for the financing of a portion of its research and development expenditures in Israel. Safend is required to pay back the grants to the Israeli government based on royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. The Israeli government charges interest at LIBOR for any outstanding grant amounts due to be repaid. As part of the preliminary purchase price allocation recorded in the third quarter ended September 30, 2011, the Company did not record the fair value of the obligation to the Israeli government associated with these grants. The total value of the grants owed as of September 22, 2011 was approximately $5.4 million and the Company determined the fair value of this liability was $4,043,000. In connection with this adjustment, the Company also revised the amounts which had previously been recorded for acquired intangible assets in the amount of $1,770,000 and goodwill in the amount of $2,273,000. These amounts have been reflected in the table above. At December 31, 2011 this liability amounted to $4,307,553, reflecting additional grants received since the acquisition date. The Company's policy to accrete the discount recorded to the liability subsequent to the acquisition date is based on the effective interest method.

Unaudited Pro Forma Financial Information

        As a result of historical errors identified in the Safend financials, the presentation of unaudited pro forma financial information would make it impracticable to determine those results.

Contingent Liability

        Landmark Ventures, Inc. ("Landmark") has asserted that Safend Inc. ("Safend USA"), a subsidiary of Safend Ltd. (Wave's Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the "Consulting Agreement") which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York, Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000. Landmark has also named Safend Ltd. and Wave Systems Corp. ("Wave") as defendants, alleging that both companies are legally responsible for Safend USA's alleged breaches. Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety. The motion to dismiss is currently pending before the court. Based on Wave's understanding of the asserted claims and its anticipated legal defenses, Wave currently cannot make a reasonable estimate of the reasonably possible loss or range of loss, if any. However, an unfavorable outcome could materially and adversely affect Wave's business, financial condition or results of operations.

Products and Services

        Although Wave's revenue has grown considerably in each of 2011 and 2010 versus prior years, Wave's revenue in 2011 of approximately $36,139,000 was still less than its operating expenses, which were approximately $47,029,000. For the years ended December 31, 2011, 2010 and 2009, Wave incurred losses to common shareholders of approximately $10,794,000, $4,123,000 and $3,346,000, respectively. At December 31, 2011, we had an accumulated deficit of approximately $362,954,000. There can be no assurance that we will ever be successful in achieving significant commercial acceptance of our products and services.

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

        Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve. Current planned development costs for this product group are expected to be approximately $5.0 million for the year ending December 31, 2012.

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

        Current planned development costs for this product group are expected to be approximately $5.2 million for the year ending December 31, 2012.

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

        Current planned development costs for this product are expected to be approximately $3.0 million for the year ending December 31, 2012.

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

        Current planned development costs for this product are expected to be approximately $600,000 for the year ending December 31, 2012.

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

        Current planned development costs for this product group are expected to be approximately $3.9 million for the year ending December 31, 2012.

Broadband Media Distribution Services

        Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation. On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999. As of December 31, 2011, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis). Wavexpress has suspended its TVTonic consumer media service and is exploring opportunities to sell or license its technology to third parties that may provide "download and play" services.

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

  Capitalizing on Information Security Industry Trends

        We believe that security remains one of the top industry priorities across multiple segments of the user and product value chains. Wave believes that a key differentiator of its EMBASSY Trust Suite is that it is interoperable across all of the currently available TPM-enabled Windows platforms while supporting all shipping DriveTrustTM and Opal-compliant SEDs from multiple vendors. Key industry initiatives and security specifications that will require the addition of trusted hardware are moving forward in a number of platforms. The issuance of TCG's Opal self-encrypting drive industry specification standard for developing SEDs is one example of this. The Opal security subsystem storage specification gives developers a "blueprint" for developing SEDs. In addition to our work with Seagate and Samsung, Wave has worked with Fujitsu, Toshiba and Hitachi to develop Opal-compliant SED solutions. Similar programs are under consideration in network devices and mobile devices such as SmartPhones, cell phones, and other consumer electronics devices.

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

  Pursuing Strategic Marketing and Distribution Alliances

        We intend to expand Wave's strategic alliances with key partners that could distribute our products in enterprise, government and consumer markets and to build upon our alliances with such industry leaders as Intel, Dell, Acer, HP, Lenovo, ASUS and others in the PC industry. In addition, we are engaged in strategic activities with semi-conductor manufacturers Broadcom, ST Microelectronics, Nuvoton, Atmel and Infineon Technologies to support and/or deploy EMBASSY applications with their TPMs designed to the TCG specifications. TCG has expanded its scope to include networking systems, trusted peripherals, data storage devices, mobile wireless products and consumer electronics devices. Wave expects additional secure storage devices and data protection alternatives to be introduced in 2012 and thereafter and believes that its trusted computing offerings can provide significant value on these platforms in these new markets. Wave is working to establish relationships with key partners in each of these markets.

  Enhancing Our Current Product Offerings and Products in Development

        We intend to continue to develop and extend our existing product offerings to include features and functionality to meet customer requirements and market demand. Planned development efforts that enhance or utilize existing technologies include building upon and enhancing our EMBASSY Trust Suite, endpoint data loss protection products and services and our electronic signature applications.

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

Marketing, Sales and Customers

        Because Wave's products involve a new approach to conducting business and exchanging information using computer systems, we believe market acceptance of these products will require that traditional software-based security be enhanced and/or replaced with next-generation products designed using the TCG and related specifications. Intensive marketing and sales efforts have been, and will continue to be, necessary in order to increase recognition of and generate demand for products using Wave's technology and to ensure that Wave's solutions are accepted in this emerging market. Our current primary focus is on closing business with chip OEMs, PC OEMs, enterprise customers and systems integrators. Wave has also undertaken steps to develop and establish reseller channels for our products.

        Wave's business model targets revenues from various sources: licensing of our technology including EMBASSY Trust Suite client applications; tools and enabling software such as Safend's Data Protection

Suite; and client/server-based trusted software solutions for the lifecycle management of keys and authentication of Trusted Platforms.

        Wave has identified seven key markets where we believe our products could provide benefits:

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

  •
  Endpoint Data Protection Products and Services—As the use of devices connected to laptops, desktops and other network endpoints has grown, devices accessing a secure network via Wi-Fi, Bluetooth, USB, FireWire, PCMCIA, serial and other ports may be totally unknown to network administrators. Safend's Data Protection Suite delivers visibility, control and protection of enterprise endpoints. Wave anticipates cross-selling these endpoint protection products and services along with its EMBASSY Trust Suite client applications.

  •
  Banking and Finance—In addition to our EMEA initiatives to be a leader in delivering solutions that are designed to comply with EMEA standards, we are cultivating interest and support from financial institutions for utilizing TCG-compliant platforms.

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

        Wave's sales for the year ended December 31, 2011, consisted primarily of licensing its software applications, engineering and support services. Of the total revenue realized for the years ended December 31, 2011, 2010 and 2009, most was derived from Wave's EMBASSY computer security products and services. Customers from who Wave derived revenue in 2011 in excess of 10% of total revenues that would have a material adverse effect on Wave's business if Wave were to lose such customers are as follows:

Customer	Product or Service Sold	Percentage of Total Revenue for the year ended December 31, 2011
Dell	Software Licensing	62%

        Wave's business plan will continue to depend heavily on a small number of PC OEM customers, partners and prospective customers, the loss of, or lack of substantial future revenues from any of whom, may have a material adverse effect on our business plan going forward. In 2011, Wave continued to expand its presence as a security solutions provider marketing to small, medium and large business enterprises and will continue to actively market its products and services to these enterprises in concert with its PC OEM customer base. On November 30, 2011, through one of our distribution partners, we delivered in-full against a $1.7 million order from one of the world's leading international oil and gas companies for our ERAS and EMBASSY Protector software and related maintenance services to manage laptop computers with self-encrypting drives. The order, which involved tens of thousands of licenses and related software maintenance through the end of 2012, is a "large" class order for which VSOE has not yet been achieved. As a result, we are recording the $1.7 million as revenue ratably through the end of 2012. During May 2011, we fulfilled a $3.5 million order from BASF in which we provided the global chemical firm with Wave's EMBASSY client and server software and maintenance services for its global fleet of personal computers. The order involved tens of thousands of ERAS licenses, maintenance orders for 2011 and additional maintenance orders for all of 2012 and is a "large" class order for which VSOE has not yet been achieved. As a result, we recognized approximately $3.0 million of license sales and 2011 maintenance as revenue ratably over the balance of 2011, with 2012 maintenance of approximately $682,000 to be recognized ratably over the full year of 2012.

Segment Reporting

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 16 of the Notes to Consolidated Financial Statements.

Financial Information about Geographic Areas

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 16 of the Notes to Consolidated Financial Statements.

Competition

        We operate in the information security market, a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we do. Also, many current and potential competitors have greater name recognition and more extensive customer bases to leverage, allowing these competitors to gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of trusted computing solutions is still in the formative and early stages despite the substantial increase in distribution of the technology. The markets for our products are developing and, while the TCG specifications have provided the basis for the industry to move forward, significant standards work efforts need to be accomplished in order for the system supporting trusted computing to move forward. Wave's potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco (acquired by Sophos), SafeNet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computer applications including Softex, Phoenix, Infineon and Microsoft. The competitive factors defining these evolving markets include product features, compatibility, standards compliance, quality and reliability, ease of use, performance, customer service and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. The features of Wave's products that should allow it to compete favorably through product differentiation include: cross-platform interoperable solutions; easy-to-use features; and leading-edge trusted client/server infrastructure solutions. In addition, Wave offers endpoint data security solutions and digital signature products, both of which can be enhanced when combined with trusted computing platforms and features.

        In the market for data protection products there are well established software companies which provide software-based full disk encryption products and supporting infrastructure: PointSec (acquired by Checkpoint), Utimaco (acquired by Sophos), Credant, PGP (acquired by Symantec), SafeBoot (acquired by McAfee), Secude (acquired by SAP), WinMagic, GuardianEdge (acquired by Symantec) and others. As the market for hardware-based full disk encryption products evolves these companies have also begun to provide support for these trusted drives.

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

Research and Development

        Wave's products incorporate encryption/decryption, client and server software applications, endpoint data loss protection and other technologies in which we have made a substantial investment in research and development ("R&D"). We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, Safend's suite of data loss protection products and eTMS products. For the years ended December 31, 2011, 2010 and 2009, we spent approximately $16.1 million, $10.3 million and $7.8 million, respectively, on R&D activities. Planned development expenditures for the year ended December 31, 2012 are expected to be approximately $17.7 million.

Employees

        As of December 31, 2011, we employed two hundred forty-six (246) full-time employees, one hundred thirty-seven (137) of who were involved in sales, marketing and administration and one hundred nine (109) of who were involved in research and development. As of December 31, 2011, we retained the services of two (2) full-time and three (3) part-time consultants. We believe our employee relations are satisfactory.

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

Item 1A.    Risk Factors

         In preparing our financial statements for the fiscal year ended December 31, 2011, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this or other material weaknesses could result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Our management identified a material weakness in our internal control over financial reporting as of December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management as of December 31, 2011 consisted of inadequate and ineffective controls and procedures for non-routine transactions, specifically in relation to our acquisition of Safend. See "Item 9A—Management's annual report on internal control over financial reporting" for further information.

        We plan to implement remedial measures designed to address this material weakness. If our remedial measures are insufficient to address this material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

         Our business, financial condition and results of operations may be adversely affected by current economic and market conditions.

        The current global economic downturn could significantly and adversely affect our business, financial condition and results of operations. The decline in economic conditions may negatively impact the demand for our products and services and our ability to conduct our business thereby reducing our revenues and earnings. The economic downturn may have negatively impacted, and/or may negatively impact, among other things:

  •
  our continued growth and development of our business;

  •
  our liquidity;

  •
  our ability to raise capital and obtain financing; and

  •
  the price of our common stock.

         We have a history of net losses and expect net losses will continue. If we continue to operate at a loss our business will not be financially viable.

        We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave's revenue in 2011 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of December 31, 2011, we had an accumulated deficit of approximately $363.0 million and negative working capital of approximately $2.0 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets such as digital security and online commerce.

        To achieve profitability we must, among other things:

  •
  Continue to convince chip, personal computer motherboard, personal computer and computer peripheral manufacturers to license and distribute our products and services and/or make them available to their customers through their sales channels;

  •
  Continue to convince computer end users and enterprise computer users to purchase our upgrade software and server products for trusted computing:

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

        We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 62% of our revenue for the year ended December 31, 2011. If our relationship with any of our significant customers were disrupted we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

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

        Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 62% of our revenue for the year ended December 31, 2011. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products or fail to sell a sufficient quantity of products incorporating our components or if the OEM customers' sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

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

        Wave's offering of products and services represents a highly complex architecture designed to solve many of the security issues currently present with computer systems such as identity theft, fraudulent transactions, virus attacks, unauthorized access to restricted networks and other security problems that users of computer systems generally encounter. We are uncertain as to whether the marketplace will accept our solution to these security problems. We will not be successful if the market does not accept the value proposition that we perceive to be present in our products and services.

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

        Safend's operations are located in the State of Israel which will constitute a material portion of our business. Accordingly, political, economic and military conditions in Israel and the surrounding region may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians and others, since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and which negatively affected business conditions in Israel. Presently, there is great international concern in connection with Iran's efforts to develop and enrich uranium which could lead to the development of nuclear weapons. Iran's successful enrichment of uranium could significantly alter the geopolitical landscape in the Middle East, including the threat of international war, which could significantly impact business conditions in Israel.

        Recent political uprisings, regime changes and social unrest in various countries in the Middle East and North Africa are affecting the political stability of those countries. This instability may lead to deterioration of the political relationships that exist between Israel and these countries and have raised new concerns regarding security in the region and the potential for armed conflict. Among other things, this instability may affect the global economy and marketplace through changes in oil and gas prices. Further escalation of tensions or violence might result in a significant downturn in the economic or financial condition of Israel, which could have a material adverse effect on our operations in Israel and the portion of our business related to our operations there.

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

        The research and development efforts of Safend have been financed, in part, through grants that Safend has received from the Israeli Office of the Chief Scientist, or OCS. Safend therefore must comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 1984, and related regulations, or the Research Law regarding the intellectual property and products generated by Safend. The terms of these grants and the Research Law restrict the transfer of know-how if such know-how is related to products, know-how and/or technologies which were developed using the OCS grants, and the transfer of manufacturing or manufacturing rights of such products, technologies and/or know-how outside of Israel without the prior approval, pursuant to the Research Law, of the appropriate authority of the OCS. Therefore, the discretionary approval of an OCS committee will be required for any transfer to third parties outside of Israel of rights related to certain of Safend's technologies which have been developed with OCS funding. Safend may not receive the required approvals should it wish to transfer this technology and/or development outside of Israel in the future.

        Furthermore, the OCS may impose certain conditions on any arrangement under which Safend transfers technology or development out of Israel. Overseas transfers of technology, manufacturing and/or development from OCS funded programs, even if approved by the OCS, may be subject to restrictions set forth in the Research Law. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. If Safend fails to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any OCS payments previously received by Safend, together with interest and penalties, and may also be subject to criminal penalties.

         We may not be able to realize all of the anticipated benefits of our acquisition of Safend if we fail to integrate Safend successfully, which could reduce our profitability.

        Our ability to realize the anticipated benefits of our acquisition of Safend will depend, in part, on our ability to integrate the business of Safend successfully and efficiently with our business. The combination of two independent companies is a complex, costly and time-consuming process. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the full benefits expected by us. If we are not successful in this integration, our financial results could be adversely impacted. Our management will be required to dedicate significant time and effort to this integration process, which could divert their attention from other business concerns. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, a loss of key employees, and diversion of management's attention, and may cause our stock price to decline. The difficulties of combining the operations of the two companies include, among others:

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

        In addition, even if Safend's operations are integrated successfully with ours, we may not realize the full potential benefits of the transaction, including the leveraging of production and combined research and development that are expected. Such benefits may not be achieved within our anticipated time frame, or at all.

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

         Sales of our common stock in our ATM Program, or the perception that such sales may occur, could cause the market price of our common stock to fall.

        During January 2012, we entered into an At the Market Sales Agreement ("2012 ATM") with MLV & Co. LLC ("MLV") under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV. Continued sales of our common stock, if any, under the 2012 ATM will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act. Future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the 2012 ATM. The issuance from time to time of these new shares of common stock, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Summarized below is a listing of properties leased by Wave and Safend. Our principal research and development activities are conducted at the Princeton and Cupertino facilities in the United States and at the Tel Aviv facility in Israel. We believe our office facilities are suitable and adequate for our business as it is presently conducted.

Facility	Sq. Ft.	Annualized Lease Cost	Lease Expires
Lee, MA	13,473	$154,331	Monthly
Tel Aviv, Israel	13,000	312,000	Jan. 2014
Princeton, NJ	4,924	99,072	Dec. 2014
Philadelphia, PA	1,500	50,400	Jun. 2012
Cupertino, CA	16,162	513,952	Jul. 2016
Tucson, Arizona	250	8,400	Jun. 2014
Orvault, France	250	13,563	Feb. 2012
London, UK	250	30,888	Sep. 2012

Item 3.    Legal Proceedings

        Landmark Ventures, Inc. ("Landmark") has asserted that Safend Inc. ("Safend USA"), a subsidiary of Safend Ltd. (Wave's Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the "Consulting Agreement") which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York, Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000. Landmark has also named Safend Ltd. and Wave Systems Corp. ("Wave") as defendants, alleging that both companies are legally responsible for Safend USA's alleged breaches. Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety. The motion to dismiss is currently pending before the court.

Item 4.    Mine Safety Disclosures

        Not applicable.

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

	High	Low
Year Ended December 31, 2011
First Quarter	$5.31	2.76
Second Quarter	3.52	2.10
Third Quarter	2.93	1.88
Fourth Quarter	2.92	2.01
Year Ended December 31, 2010
First Quarter	$4.75	1.41
Second Quarter	4.20	2.20
Third Quarter	3.35	1.76
Fourth Quarter	4.64	2.15

        As of March 12, 2012, there were approximately 19,400 holders of our Class A Common Stock. As of such date, there were 11 holders of our Class B Common Stock.

        On March 23, 2012, the last sale price reported on the NASDAQ Capital Market for the Class A Common Stock was $1.69.

        We have never declared, nor paid, cash dividends on our Class A Common Stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends on our Class A Common Stock in the foreseeable future.

Performance Graph

        The following line graph compares the Company's cumulative total return to stockholders with the cumulative total return of the NASDAQ Market Value Index and the Computer Related Services SIC Code Index from December 31, 2006 through December 31, 2011. These comparisons assume the investment of $100 on December 31, 2006 and the reinvestment of dividends. The stock performance on the graph is not necessarily indicative of future stock price performance.

 Wave Systems Corp.
Comparison of Cumulative Total Return to Stockholders
December 31, 2006 through December 31, 2011

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Wave Systems Inc, the NASDAQ Composite Index, and SIC Code Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Wave Systems	Peer Group (SIC Code 7379)	NASDAQ Market
12/31/06	$100.00	$100.00	$100.00
12/31/07	$57.31	$98.71	$110.26
12/31/08	$14.62	$44.50	$65.65
12/31/09	$56.13	$59.34	$95.19
12/31/10	$155.73	$75.33	$112.10
12/31/11	$85.77	$100.79	$110.81

Item 6.    Selected Financial Data

        The selected historical consolidated financial data presented below as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 are derived from our audited Consolidated Financial Statements contained in Item 8 of this report. The historical consolidated data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes in Part IV, Item 15(a) of this Annual Report on Form 10-K.

 Consolidated Statement of Operations Data

	2011	2010	2009	2008	2007
Net Revenues	$36,139,015	$26,050,792	$18,888,879	$8,809,815	$6,306,960

Operating expenses:
Cost of net revenues	1,784,249	1,776,818	1,397,891	824,181	811,970
Adjustments to purchase accounting	1,033,206	—	—	—	—
Selling, general and administrative	28,124,623	18,019,707	12,992,715	16,375,372	15,222,896
Research and development	16,087,129	10,288,460	7,825,058	11,702,776	10,557,937
Write-off of intangible and other impaired assets	—	—	—	447,128	—

Total operating expenses	47,029,207	30,084,985	22,215,664	29,349,457	26,592,803

Operating loss	(10,890,192)	(4,034,193)	(3,326,785)	(20,539,642)	(20,285,843)

Other income (expense):
Net currency transaction gain	175,004	—	—	—	—
Net interest and other income (expense)	(4,589)	(15,842)	(19,466)	(9,572)	334,292

Total other income (expense)	170,415	(15,842)	(19,466)	(9,572)	334,292

Loss before income taxes	(10,719,777)	(4,050,035)	(3,346,251)	(20,549,214)	(19,951,551)
Income tax expense	(74,959)	(72,782)	—	—	—

Net loss	(10,794,736)	(4,122,817)	(3,346,251)	(20,549,214)	(19,951,551)
Accretion of non-cash beneficial conversion feature on convertible preferred stock	—	—	—	(657,000)	—

Net loss attributable to common stockholders	$(10,794,736)	$(4,122,817)	$(3,346,251)	$(21,206,214)	$(19,951,551)

Weighted average number of common shares outstanding during the period	84,344,729	79,924,475	68,526,572	55,379,118	46,660,794
Loss per common share-basic and diluted	$(0.13)	$(0.05)	$(0.05)	$(0.38)	$(0.43)

Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

Consolidated Balance Sheet Data

	2011	2010	2009	2008	2007
Working capital	$(1,984,916)	$2,588,456	$(2,046,998)	$(6,322,057)	$1,676,412
Total assets	30,122,257	17,083,883	6,327,925	3,429,774	6,037,856
Long-term liabilities	5,188,545	1,466,734	183,505	245,362	—
Total liabilities	18,580,902	14,387,112	8,187,880	9,448,777	3,542,345
Total stockholders' equity (deficit)	$11,541,355	$2,696,771	$(1,859,955)	$(6,019,003)	$2,495,511

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

        On September 22, 2011, Wave acquired 100% of the equity interests of Safend. Safend provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery. We believe the acquisition of Safend's complementary product suite creates strong cross-selling opportunities into the healthcare, financial and government verticals where data loss protection is a high priority. We also believe Safend's reseller channel, combined with its direct sales force and strong presence in EMEA, gives us new sales resources and access to new market opportunities.

        Wave's products include the Wave EMBASSY® digital security products and services and Safend's endpoint data loss protection products and services. These products and services constitute Wave's reportable segments as of December 31, 2011. The 2010 and 2009 segment information previously included financial information pertaining to Wavexpress and their broadband media distribution products and services. The operations of Wavexpress were suspended in late 2008. Since that time, Wavexpress' expenses have consisted primarily of a minor amount of share-based compensation expense and interest expense.

        Wave is devoting its resources to capitalize on the opportunities, and overcome the specific challenges, presented by this developing market as it continues to pursue a strategy of educating the marketplace on the benefits that trusted computing has to offer and to develop basic software applications designed to enable this emerging technology. The market trends and opportunities on which management focused the Company's activities during the year ended December 31, 2011, included the following:

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

  •
  As the use of devices connected to laptops, desktops and other network endpoints has grown, security monitoring has not kept pace. Thus, devices accessing a secure network via Wi-Fi, Bluetooth, USB, FireWire, PCMCIA, serial and other ports may be totally unknown to network administrators.

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

  •
  Limited availability of capital resources—Wave has financed the development of its business, in large part, by issuing new equity (See Liquidity and Capital Resources section for a detailed discussion of financing activities during 2011).

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

        Management has focused on entering into licensing contracts pursuant to which PC and chip OEMs license our applications and distribute them as part of their offerings while paying Wave a royalty for each unit shipped. Revenue earned on these licensing contracts for the years ended December 31, 2011 and 2010 was approximately $18,291,000 and $19,980,000, respectively.

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

        Management is also focused on pursuing opportunities for its endpoint data loss protection solutions offered through its wholly-owned subsidiary, Safend. The Safend product suite provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery. Wave is devoting a portion of its research and development budget to address this opportunity as we believe Safend's complementary product suite creates strong cross-selling opportunities into the healthcare, financial and government verticals where data loss protection is a high priority.

        Management continues to pursue opportunities for its eTMS product suite. The eTMS product suite provides digital signing and document management solutions to the financial services and other vertical markets in which there is an identifiable value proposition in implementing these solutions.

Operating Expense Trends

        Selling, general and administrative expenses ("SG&A") increased from 2010 to 2011 as a result of headcount additions in support of our additional sales, marketing and business development and support activities during 2011, net of allocated share-based compensation expenses incurred during 2011 and 2010, and from the acquisition of Safend on September 22, 2011. For the years ended December 31, 2011, 2010 and 2009, we have incurred approximately $28.1 million, $18.0 million and $13.0 million, in SG&A expenses, respectively. Share-based compensation expenses allocated to SG&A for the years ended December 31, 2011, 2010 and 2009 were approximately $3.8 million, $1.9 million and $1.1 million, respectively.

        The activities supported by these expenditures include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

        Given the early stage nature of the markets for products that use our technology, we have expended, and plan to continue to expend, considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing saleable products and markets for our technology. As a result of this, combined with the annualized expenses of Safend, we expect overall sales and marketing expenditures, as well as, overall research and development expenditures to increase during 2012 as compared with 2011 (See Liquidity and Capital Resources).

        The following discussion related to the consolidated financial statements of Wave should be read in conjunction with the financial statements appearing in Item 8.

Critical Accounting Policies

        Wave's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis management evaluates its estimates and judgments, including those related to depreciation and amortization, revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, goodwill, software development, contingencies and share based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 8—Financial Statements and Supplementary Data.

        Revenue Recognition—Wave's business model targets revenues primarily from the licensing of its EMBASSY Trust Suite, endpoint data loss protection products and services and our eTMS software products and development contracts. All of these sales arrangements may include multiple-elements and/or require significant modification or customization of our software.

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

  LICENSES

        Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with our OEM partners, software development and other services. Our distribution arrangements have given rise to separate software license upgrade agreements with the end users of the products distributed by the OEMs. We apply software revenue recognition guidance to all transactions except those where no software is involved. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Persuasive evidence is generally a binding purchase order or license agreement. Delivery occurs when product is shipped, for our OEM distribution arrangements, or delivered via a license key, for our license upgrade agreements.

        We enter into perpetual software license agreements, referred to by us as license upgrade agreements, through direct sales to customers and indirect sales through our OEM partners, distributors and resellers with the end users of the products distributed by the OEMs. We have defined our two classes of end user customers as large and small based on those with orders in excess of 5,000 licenses and those with less than 5,000 licenses, respectively. These license upgrade agreements, or arrangements, generally include a maintenance component. For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence ("VSOE") of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as licensing revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately. Through December 31, 2010, the Company lacked sufficient maintenance renewal history to determine VSOE for the maintenance component of the arrangement and as a result, recognized the total arrangement fee over the term of the maintenance performance period.

        During the quarter ended March 31, 2011, we had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for our small class of customers. Through December 31, 2011, we continue to lack sufficient independent maintenance renewals to establish VSOE for our large customer class. As a result, beginning in the quarter ended March 31, 2011, for the small customer class, we have allocated the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

        When VSOE of fair value for the undelivered elements does not exist, as is still the case for our large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing revenue. At December 31, 2011, our deferred revenue consists of the unamortized balance of maintenance for sales to our small class of customers during the year ended December 31, 2011 and arrangements where VSOE does not exist—all large customer orders and small customer orders received prior to January 1, 2011.

        Safend receives revenue from licensing its endpoint data loss protection products and services through its distribution channels. Safend applies software revenue recognition guidance to all transactions except those where no software is involved. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Persuasive evidence is generally a binding purchase order or license agreement. Delivery occurs when product is delivered via a license key.

        Safend enters into perpetual software license agreements, referred to as license upgrade agreements, through direct sales to customers and indirect sales through its OEM partners, distributors and resellers. These license upgrade agreements, or arrangements, generally include a maintenance component. For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence ("VSOE") of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as licensing revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately.

        As of December 31, 2011, Safend has achieved VSOE for its Encryptor, Protector and Inspector products. As a result Safend has allocated the arrangement consideration among the elements included in its multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. When VSOE of fair value for the undelivered elements does not exist, as is still the case for Safend's Discoverer, Reporter and Auditor products, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.

        Licensing—cost of net revenues includes foreign tax withholdings, customer support personnel costs and share-based compensation expense.

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

        Services—cost of net revenues includes non-recurring government time and materials costs incurred in connection with a contract with the United States Department of Defense and share-based compensation expense.

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

Results of Operations

        The Company has revised its segment presentation for the three year period ending December 31, 2011. Since the shutdown of the Wavexpress broadband media distribution operation in 2008, only a minor amount of share-based compensation expense and interest expense has been recorded in that historical segment. As of December 31, 2011, management has changed its internal reporting such that Wavexpress results have been combined with Wave EMBASSY digital security products and services results. Segment results for all periods have been restated to conform with this presentation. In addition, since the acquisition of Safend, which occurred on September 22, 2011, we have determined that Safend's endpoint data loss protection products and services represents a separate segment. As the 2011 results only include slightly greater than one quarter of Safend results, we have not prepared our annual M D&A by segment. However, we have commented specifically on the comparison between our consolidated 2011 and 2010 results as a result of the Safend operations in various income statement captions.

Comparison of the years ended December 31, 2011 and 2010

        Wave had net revenues of $36,139,015 and $26,050,792 for the years ended December 31, 2011 and 2010, respectively. The increase in net revenues was due primarily to an increase in licensing revenues. Licensing revenues increased by $10,364,489 during 2011 as compared to 2010. This increase in licensing revenues was due primarily to (i) a net increase in revenue recognized on our license upgrade sales due in large part to the recognition of approximately $4,720,000 in revenue on a total of approximately $10.9 million of orders received in late December 2009 and 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker, and the recognition of approximately $3,008,000 in revenue on a total of approximately $3.5 million of orders received in early May 2011 from BASF, (ii) Safend consolidated net licensing revenues of approximately $1,723,000 and (iii) an increase in revenue recognized for our license upgrade sales due to approximately $2,030,000 in revenue recognized as a result of the achievement of VSOE of fair value of maintenance services for our small customer class. The increase in licensing revenues was partially offset by a decrease in OEM revenue, primarily as the result of an amendment to Wave's software license agreement with Dell effective as of November 1, 2011. The amendment, among other changes, extends the term of our software license agreement with Dell by five years to January 18, 2017. Additionally, the per-unit royalties that Wave receives for each Dell PC model shipped subsequent to November 1, 2011 with Wave's EMBASSY Trust Suite software were decreased by approximately 25%. The amendment also provides for a 285% per unit additional royalty for notebooks shipping with both a universal serial hub module and at least one internal authentication hardware solution such as a fingerprint reader or smart card. The amendment also increases the per unit royalty rate by approximately 33% for each trusted drive unit shipped after October 31, 2011. Services revenue, consisting primarily of non-recurring government contracts, decreased by $276,266 to $1,038,497 during 2011 as compared to 2010. Services revenue earned during 2011 was from two fixed-price modifications to a contract awarded by the United States Department of Defense. Work on the first $1,600,000 fixed-price modification was completed during mid-February 2011, while work on the second $1,507,120 fixed-price modification began in late August 2011 and is expected to be completed by no later than August 2012. Approximately $983,000 of this second fixed-price modification will be earned as the result of qualifying Wave software on new PC and SED models and with new PC OEM and SED partners. Fees will be earned for each qualifying model and/or partner after being verified by the Department of Defense. $585,000 of these fees have been earned and approved by the Department of Defense during the year ended December 31, 2011. This component of revenue will increase the gross margin for this second fixed-price modification as compared to previous contract modifications. Services revenue earned during 2010 was from the initial $1,600,000 fixed-price modification.

        The table below sets forth the components that make up net revenues for the year ended December 31, 2011 and 2010:

	2011	2010	Increase (Decrease)	% Change
Licensing	$35,100,518	$24,736,029	$10,364,489	42%
Services	1,038,497	1,314,763	(276,266)	(21)%

Total Net Revenues	$36,139,015	$26,050,792	$10,088,223	39%

        Licensing—cost of net revenues, which consists primarily of foreign tax withholdings, customer support personnel costs and share-based compensation expense, was $1,595,082 for the year ended December 31, 2011 as compared to $1,177,114 for 2010. The increase in licensing—cost of net revenues was due to headcount additions in support of our customer support activities during 2011 versus 2010. Included in licensing—cost of net revenues are $20,881 and $-0- of Safend costs for the year ended December 31, 2011 and 2010, respectively. Services—cost of net revenues, which consists primarily of government time and materials contract costs, was $189,167 for the year ended December 31, 2011 as compared to $599,704 in 2010. Services—cost of net revenues decreased during 2011 as compared to 2010 as work on our initial modification to the contract with the United States Department of Defense was completed during mid-February 2011 and work on the second contract modification began in late August 2011.

        Adjustments to purchase accounting amounted to $1,033,206 for the year ended December 31, 2011 for the following items. The Company determined that certain previously filed financial statements relating to Safend should not be relied upon due to certain accounting errors including: (i) improperly applied revenue recognition criteria, (ii) a bookkeeping error in the accounting for deferred revenue, and (iii) certain accounts receivable determined to be uncollectible. As a result of these errors, in the preliminary purchase price allocation reported by Wave during the third quarter ended September 30, 2011, acquired accounts receivable was overstated by $649,480 and acquired deferred revenue was understated by $383,726.

        SG&A expenses for the year ended December 31, 2011 were $28,124,623, as compared to $18,019,707 in 2010, an increase of approximately 56%. The increase in SG&A expenses during the year ended December 31, 2011 was due primarily to (i) an increase in Wave salaries and related benefits totaling approximately $2,629,000, (ii) an increase of approximately $1,943,000 in Wave's share-based compensation, (iii) an increase of approximately $816,000 in Wave's travel expenses, supporting its growing customer base, (iv) an increase of approximately $1,654,000 in Wave professional services expenses, consisting primarily of acquisition costs and recruitment fees, (v) an increase of approximately $852,000 in Wave's trade show and marketing expenses and (vi) Safend's SG&A expenses amounting to approximately $1,528,000, consisting primarily of salaries and related benefits, travel expenses and amortization of intangible assets, in each case as compared to 2010. Share-based compensation expense allocated to SG&A was approximately $3,845,000 for the year ended December 31, 2011 as compared to approximately $1,931,000 in 2010.

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

        Research and development expenses ("R&D") for the year ended December 31, 2011 were $16,087,129, as compared to $10,288,460 in 2010, an increase of approximately 56%. The increase in R&D expenses during the year ended December 31, 2011 was due primarily to (i) an increase in Wave salaries and related benefits totaling approximately $3,123,000, (ii) an increase of approximately $624,000 in Wave's share-based compensation, (iii) an increase of approximately $191,000 in Wave professional services expenses, consisting primarily of outsourced engineering fees, (iv) an increase of approximately $271,000 in Wave's rent and utility costs and (v) Safend's R&D expenses amounting to approximately $1,296,000, consisting primarily of salaries and related benefits, in each case as compared to 2010. Share-based compensation expense allocated to R&D was approximately $1,480,000 for the year ended December 31, 2011 as compared to approximately $807,000 in 2010.

        Other income (expense) for the year ended December 31, 2011 included a currency transaction gain of $231,868 from the BASF orders received in early May 2011 which were collected in late June 2011, offset by $56,364 of net currency transaction losses for Safend, as compared to $-0- in 2010. Interest income for the year ended December 31, 2011 was $7,169 as compared to $830 in 2010. Interest expense for the year ended December 31, 2011 was $11,758 as compared to $16,672 in 2010. Interest expense is primarily attributable to interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure in 2008.

        Income tax expense for the years ended December 31, 2011 and 2010 was $74,959 and $72,782, respectively, and consisted of a Texas gross receipts tax and other state minimum franchise taxes.

        Due to the reasons set forth above, our net loss for the year ended December 31, 2011 was $10,794,736 as compared to $4,122,817 for year ended December 31, 2010.

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

        Licensing—cost of net revenues, which consists primarily of foreign tax withholdings, customer support personnel costs and share-based compensation expense, was $1,177,114 for the year ended December 31, 2010 as compared to $876,723 for 2009. The increase in licensing—cost of net revenues was due to (i) headcount additions in support of our customer support activities and (ii) an increase in foreign tax withholdings in connection with the increased license revenue earned during 2010 versus 2009. The increase in net revenues noted above did not materially impact licensing—cost of net revenues as the increase was due primarily to higher per-unit royalty rates earned during 2010 as compared to 2009. Service—cost of net revenues, which consists primarily of government time and materials costs, was $599,704, for the year ended December 31, 2010 as compared to $521,168 in 2009.

        SG&A expenses for the year ended December 31, 2010 were $18,019,707, as compared to $12,992,715 in 2009, an increase of approximately 39%. The increase in SG&A expenses during the year ended December 31, 2010 was due primarily to (i) an increase in salaries and related benefits totaling approximately $2,693,000, (ii) an increase of approximately $866,000 in share-based compensation, (iii) an increase of approximately $534,000 in travel expenses, supporting Wave's growing customer base, (iv) an increase of approximately $256,000 in professional services expenses, consisting primarily of recruitment and regularly occurring legal fees, and (v) an increase of approximately $553,000 in trade show and marketing expenses, in each case as compared to 2009. Share-based compensation expense allocated to SG&A was approximately $1,931,000 for the year ended December 31, 2010 as compared to approximately $1,068,000 in 2009.

        R&D expenses for the year ended December 31, 2010 were $10,288,460, as compared to $7,825,058 in 2009, an increase of approximately 31%. This increase was primarily attributable to increased salaries, fringe and benefit expenditures of approximately $1,594,000, supporting Wave's OEM relationships, as compared to 2009. Also, professional fees, consisting primarily of outsourced engineering fees, increased approximately $609,000 for the year ended December 31, 2010 versus 2009. Share-based compensation expense allocated to R&D was approximately $807,000 for the year ended December 31, 2010, as compared to approximately $607,000 in 2009.

        Interest income for the year ended December 31, 2010 was $830 as compared to $1,918 in 2009. Interest expense for the year ended December 31, 2010 was $16,672 as compared to $21,384 in 2009. Interest expense is primarily attributable to interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure in 2008.

        Income tax expense for the years ended December 31, 2010 and 2009 was $72,782 and $-0-, respectively. The 2010 income tax expense consisted of a Texas gross receipts tax and other state minimum franchise taxes.

        Due to the reasons set forth above, our net loss for the year ended December 31, 2010 was $4,122,817 as compared to $3,346,251 for year ended December 31, 2009.

Liquidity and Capital Resources

        Wave has incurred substantial operating losses since its inception and, as of December 31, 2011, has an accumulated deficit of $362,953,668. We may also incur an operating loss for the fiscal year of 2012. As of December 31, 2011, we had negative working capital of $1,984,916.

        During January 2012, we entered into an At the Market Sales Agreement with MLV & Co. LLC ("MLV") under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV. As of March 26, 2012, we issued approximately 1.1 million shares of our common stock in at the market offerings through MLV and raised net proceeds of approximately $2.4 million after deducting offering costs of approximately $73,000.

Sources and Uses of Cash

        At December 31, 2011 we had $3,385,035 in cash and cash equivalents versus $3,595,076 as of December 31, 2010, resulting in a net decrease in cash of $210,041 for the year ended December 31, 2011. The table below shows the year-to-year comparison of the significant elements of cash used in or provided by operating, investing and financing activities and a reconciliation of each year's operating results reported in the statement of operations to the total increase (decrease) in cash for the years ended December 31, 2011, 2010 and 2009. The overall net loss increased by $6,671,919 (to $10,794,736 from $4,122,817) for the year ended December 31, 2011 versus the year ended December 31, 2010, and cash used in operating activities decreased by $1,254,287 (to $1,226,383 from $2,480,670). In comparing the year ended December 31, 2010 to 2009, the overall net loss increased by $776,566 (to $4,122,817 from $3,346,251) for the year ended December 31, 2010 versus the year ended December 31, 2009, and cash used in operating activities decreased by $2,199,760 (to $2,480,670 from $4,680,430).

        As shown below, the total net change in cash over the last three years has fluctuated from net cash increases for the years ended December 31, 2009 and 2010 of $948,451 and $1,695,062, respectively, to a net cash decrease for the year ended December 31, 2011 of $210,041.

Consolidated Statement of Cash Flow Data

	For the years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(10,794,736)	$(4,122,817)	$(3,346,251)

Compensation associated with issuance of stock options	5,379,961	2,813,816	1,724,874
Depreciation and amortization	1,005,068	404,795	259,210

Total adjustments to reconcile net loss to cash used in operating activities	6,385,029	3,218,611	1,984,084

(Increase) decrease in prepaid expenses, receivables and other assets	5,457,505	(7,837,553)	(2,120,903)
Increase (decrease) in deferred revenue	(3,331,530)	6,303,168	2,016,817
Increase in royalty liability	264,553	—	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	793,576	(42,079)	(3,214,177)

Changes in assets and liabilities, net of the effects of the acquisition of Safend, Ltd.	3,184,104	(1,576,464)	(3,318,263)

Net cash used in operating activities	(1,225,603)	(2,480,670)	(4,680,430)

Cash flows from investing activities:
Acquisition of property and equipment	(995,403)	(528,138)	(88,007)
Acquisition of Safend, Ltd., net of cash acquired	(803,315)	—	—
Acquisition of intangibles	—	(1,100,000)	—

Net cash used in investing activities	(1,798,718)	(1,628,138)	(88,007)

Cash flows from financing activities:
Payments on capital lease obligation	(66,771)	(61,857)	(63,537)
Net proceeds from sale of common stock	—	—	5,494,780
Proceeds from employee stock purchase plans	814,644	601,807	260,285
Proceeds from employee stock option exercises	806,119	1,284,629	—
Proceeds from the exercise of warrants	1,260,288	3,979,291	102,800
Payment of dividends on preferred stock	—	—	(77,440)

Net cash provided by financing activities	2,814,280	5,803,870	5,716,888

Net increase (decrease) increase in cash	$(210,041)	$1,695,062	$948,451

Supplemental cash flow information:
Non-cash financing activities:
Cashless exercise of warrants	$1,204	$—	$—

Conversion of 8% Series K Preferred stock into Class A Common Stock	$—	$—	$45,600

Conversion of Series J Preferred stock into Class A Common Stock	$—	$—	$9,100

Conversion of 8% Series I Preferred stock into Class A Common Stock	$—	$—	$22,000

Cash paid during the year for:
Interest	$11,758	$16,672	$21,384

Income taxes	$81,378	$68,205	$—

Cash used in operations

        The amount of cash used in operations decreased to $1,225,603 for the year ended December 31, 2011 from $2,480,670 used for the year ended December 31, 2010, which decreased from $4,680,430 used for the year ended December 31, 2009. As shown above, the fluctuations in cash used in operations were the result of the changes in the net losses in each of the three years ended December 31, 2011, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts, which, under generally accepted accounting principles, are not reported in the Statement of Operations.

        Our largest source of operating cash flow is cash collections from our customers. Cash collections from customers amounted to $37,203,389, $24,343,140 and $18,512,712 for the years ended December 31, 2011, 2010 and 2009, respectively. Our primary uses of cash in operations are for personnel related expenditures and other general operating expenses.

Comparison of the years ended December 31, 2011 and 2010

        Net cash used in operating activities decreased primarily due to an increase in cash received from customers resulting from the collection of $8.1 million of accounts receivable for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker and the collection of $3.5 million of accounts receivable for orders fulfilled in May 2011 with BASF during the year ended December 31, 2011 as compared to 2010. This increase was offset by an increase in cash payments for personnel related expenditures, primarily resulting from a higher average headcount during the year ended December 31, 2011 as compared to 2010, and an increase in payments to consultants and other professionals, primarily for legal costs associated with the acquisition of Safend and other professional recruitment services. The decrease in net cash used in operations was also offset by an increase in cash payments to suppliers, primarily as a result of increased tradeshow and marketing activities during 2011 as compared to 2010. The net decrease in accounts receivable, prepaid expenses and other assets was primarily due to the collection of $8.1 million of orders invoiced and delivered in late December 2010 and the $3.5 million of orders invoiced and delivered in early May 2011. In late December 2010, Wave received $5.2 million in additional license and maintenance orders through its PC OEM partners on behalf of a U.S.-based automotive company. The orders increased the total value of the automaker's software orders to $10.9 million, $6.7 million of which was recorded as revenue during 2011, $1.9 million of which was recorded as revenue in 2010 and $2.3 million of which is expected to be recognized as revenue in 2012 through 2014. In early May 2011, Wave received $3.5 million in license and maintenance orders from BASF. Wave recognized approximately $3.0 million of license sales and the 2011 maintenance as revenue ratably during the remainder of 2011, with 2012 maintenance of approximately $682,000 expected to be recognized ratably over the full year of 2012. Wave has not established VSOE for the fair value of each undelivered element for software and maintenance services for their "large" class of customers. Accordingly, the license and maintenance sales from these orders are recorded as deferred revenue and recognized generally over the undelivered maintenance period. As a result, the decrease in deferred revenue during the year ended December 31, 2011 was due primarily to the recognition of revenue on the orders from the U.S.-based global automaker and BASF.

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

Cash flows from investing activities

        Cash used in investing activities consisted of funds used to acquire capital assets totaling $995,403, $528,138 and $88,007 for the years ended December 31, 2011, 2010 and 2009, respectively, the acquisition of Safend, net of cash acquired on September 22, 2011, amounting to $803,315 and amortizable intangible assets totaling $1,100,000 during the year ended December 31, 2010. Wave expects to continue to acquire capital assets primarily to replace computer equipment to be used internally. These capital expenditures are expected to continue at approximately the same level as the 2011 expenditures. In May 2010 Wave acquired two U.S. patents pertaining to security subsystems for storage devices. The patents describe certain elements of core technology underlying SEDs. The purchase price was $1.1 million in cash. These patents (U.S. patents #7,036,020 and #7,426,747) were acquired by Wave from a company owned by Robert Thibadeau, Ph.D., a noted computer security expert who joined Wave in February 2010 as Senior Vice President and Chief Scientist. The patents were issued in 2006 and 2008 and are valid until 2021. As a result of higher capital expenditures and the acquisition of Safend, net cash used in investing activities increased by $170,580 for the year ended December 31, 2011 versus the year ended December 31, 2010. As a result of higher expenditures for capital and amortizable intangible assets, net cash used in investing activities increased by $1,540,131 for the year ended December 31, 2010 versus the year ended December 31, 2009.

Cash flows from financing activities

        Because Wave did not have sufficient cash on hand, nor did it generate sufficient revenues to fund the amount of cash used in operations and acquisition of capital assets for the year ended December 31, 2009, we needed to finance much of our operations through the sale of newly issued equity securities as described below.

Proceeds from issuance of newly issued equity securities

Sales of common stock

        On September 22, 2011, Wave paid consideration with an aggregate value of U.S. $12,477,528, subject to post closing adjustments for working capital, cash, indebtedness and transaction expenses (the "total consideration") to Safend in exchange for all of the issued and outstanding share capital of Safend. The total consideration consisted of $1,100,000 in cash and 5,267,374 shares of Wave's Class A Common Stock with a value equal to $11,377,528 (based on the September 22, 2011 closing price).

        On July 21, 2009 Wave entered into subscription agreements with certain purchasers pursuant to which Wave agreed to sell and issue 1,791,738 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $1,648,400. These shares were priced at $0.92 per share. Roth Capital Partners ("Roth") entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering. Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 895,868 shares of Class A Common Stock at an exercise price of $1.155 per share. These warrants expire in January 2015. Wave realized net proceeds of approximately $1,489,000 after deducting the placement agent fees of $131,872 and additional legal and other fees associated with the issuance of these securities which totaled approximately $27,000. The shares sold on July 21, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008. During 2011, Wave received gross proceeds of $226,605 in connection with the issuance of 196,195 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. During 2010, Wave received gross proceeds of $494,265 in connection with the issuance of 427,935 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On July 16, 2009, Wave entered into subscription agreements with certain purchasers pursuant to which Wave agreed to sell and issue 3,448,042 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $3,172,199. These shares were priced at $0.92 per share. Roth entered into a placement agency agreement with Wave in which Roth agreed to act as placement agent in connection with the offering. Wave agreed to pay Roth a fee equal to 8.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 1,724,024 shares of Class A Common Stock at an exercise price of $1.155 per share. These warrants expire in January 2015. Wave realized net proceeds of approximately $2,687,000 after deducting the placement agent fees of $253,776 and additional legal and other fees associated with the issuance of these securities which totaled approximately $231,000. The shares sold on July 16, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008. During 2011, Wave received gross proceeds of $408,018, in connection with the issuance of 353,262 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. During 2010, Wave received gross proceeds of $1,352,231, in connection with the issuance of 1,170,763 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On April 8, 2009, Wave entered into subscription agreements with certain purchasers pursuant to which Wave agreed to sell and issue 1,881,136 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $1,034,625. These shares were priced at $0.55 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 940,568 shares of Class A Common Stock at an exercise price of $0.55 per share. These warrants expire in April 2012. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 112,868 shares of Class A Common Stock at an exercise price of $0.55 per share. This warrant expires in April 2012. Wave realized net proceeds of approximately $942,500 after deducting the placement agent fees of $62,077 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. The shares sold on April 8, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008. During 2011, Wave received gross proceeds of $58,813, in connection with the issuance of 106,932 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 30,070 shares of Class A Common Stock were issued to SRA during 2011 upon the partial cashless exercise of a warrant that was granted to SRA as part of this financing. During 2010, Wave received gross proceeds of $234,375, in connection with the issuance of 426,136 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 34,560 shares of Class A Common Stock were issued to SRA during 2010 upon the partial cashless exercise of a warrant that was granted to SRA as part of this financing.

        On March 13, 2009, Wave entered into subscription agreements with certain purchasers pursuant to which Wave agreed to sell and issue 785,000 shares of Class A Common Stock, par value $.01 per share, for an aggregate purchase price of $431,750. These shares were priced at $0.55 per share. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering. Wave also agreed to issue warrants to the subscribers to purchase up to 392,500 shares of Class A Common Stock at an exercise price of $0.55 per share. These warrants expired in March 2012. Additionally, Wave agreed to issue a warrant to SRA to purchase up to 47,100 shares of Class A Common Stock at an exercise price of $0.55 per share. This warrant expired in March 2012. Wave realized net proceeds of approximately $376,000 after deducting the placement agent fees of $25,905 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000. The shares sold on March 13, 2009 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008. During 2011, Wave received gross proceeds of $2,750, in connection with the issuance of 5,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 21,702 shares of Class A Common Stock were issued to SRA during 2011 upon the partial cashless exercise of a warrant that was granted to SRA as part of this financing. During 2010, Wave received gross proceeds of $90,750, in connection with the issuance of 165,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 3,144 shares of Class A Common Stock were issued to SRA during 2010 upon the partial cashless exercise of a warrant that was granted to SRA as part of this financing.

Exercise of warrants to purchase Class A Common Stock

        During 2011, Wave received gross proceeds of $1,260,288 in connection with the issuance of 1,971,153 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2009 and 2008 financings. 37,083 shares of Class A Common Stock were issued to an investor upon the cashless exercise of warrant granted to this investor as part of Wave's June 30, 2008 financing. The warrants were exercised at exercise prices ranging from $0.28 - $1.155 per share.

        During 2011, 83,304 shares of Class A Common Stock were issued to SRA upon the cashless exercises of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 and 2008 financings. The warrants were exercised at exercise prices ranging from $0.40 - $0.55 per share.

        During 2010, Wave received gross proceeds of $3,979,291 in connection with the issuance of 4,405,641 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2009 and 2008 financings. The warrants were exercised at exercise prices ranging from $0.28 - $1.155 per share.

        During 2010, 432,002 shares of Class A Common Stock were issued to SRA upon the cashless exercises of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 and 2008 financings.

        During 2009, Wave received gross proceeds of $102,800 in connection with the issuance of 160,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2009 and 2008 financings. The warrants were exercised at exercise prices ranging from $0.28 - $0.90 per share.

        During 2009, 79,537 shares of Class A Common Stock were issued to SRA upon the cashless exercises of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 and 2008 financings.

Exercise of employee stock options

        During 2011, Wave received gross proceeds of $806,119 in connection with the issuance of 498,618 shares of Class A Common Stock upon the exercise of employee stock options. The employee stock options were exercised at exercise prices ranging from $0.50 - $3.54 per share.

        On December 1, 2011, Wave issued 197,581 shares of Class A Common Stock to Wave employees for $1.912 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $377,873 from the issuance of these shares.

        On June 1, 2011, Wave issued 187,535 shares of Class A Common Stock to Wave employees for $2.329 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $436,771 from the issuance of these shares.

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

Liquidity requirements and future sources of capital

        Wave estimates that its total cash expenditures to fund operations for the year ending December 31, 2012 will be approximately $51,200,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

        Sources of capital may include the following:

  •
  cash on hand of $3,385,035 as of December 31, 2011;

  •
  collection of receivables; and

  •
  additional financings.

        Given Wave's capital requirements for the year ending December 31, 2012 as indicated above, our cash balance as of December 31, 2011, and the uncertainty as to whether we will generate sufficient revenue, Wave will be required to raise additional capital to continue to fund its operations. We will obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $30,000,000 shelf registration statement that we filed on June 21, 2011 and was declared effective by the Commission on July 22, 2011. Approximately $25,543,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings. We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

        During January 2012, we entered into an At the Market Sales Agreement with MLV & Co. LLC ("MLV") under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV. As of March 26, 2012, we issued approximately 1.1 million shares of our common stock in at the market offerings through MLV and raised net proceeds of approximately $2.4 million after deducting offering costs of approximately $73,000.

Revenue outlook

        Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners. In addition, Wave received revenues from software development and other services. Total cash received from all revenue sources in 2011 was approximately $37,200,000 versus approximately $24,343,000 in 2010. This increase in total cash received was primarily due to the collection of accounts receivables associated with (i) the fulfillment of $8.1 million of orders invoiced and delivered in late December 2010 (Wave received $5.2 million in additional license and maintenance orders through its PC OEM partners on behalf of a U.S.-based automotive company in December 2010) and (ii) the fulfillment of approximately $3.5 million of orders received in early May 2011 from BASF.

        On November 30, 2011, through one of its distribution partners, we delivered in-full against a $1.7 million order from one of the world's leading international oil and gas companies for our ERAS, EMBASSY Protector software and related maintenance services to manage laptop computers with self-encrypting drives. The order, which involves tens of thousands of licenses and related software maintenance through the end of 2012, is a "large" class order (5,000 or more licenses) for which VSOE has not yet been achieved. As a result, we expect to record $1.7 million as revenue ratably through the end of 2012.

        During November 2011, we entered into a strategic distribution agreement with Ingram Micro, Inc. ("Ingram") authorizing Ingram to distribute our EMBASSY management software, including ERAS, our enterprise-grade console for the centralized management of endpoint security for data protection and authentication. Ingram is the world's largest technology distributor and a leading technology, sales, marketing and logistics company for the IT industry worldwide. As a vital link in the technology value chain, Ingram connects technology solution providers with vendors worldwide, supporting global operations through an extensive sales and distribution network throughout North America, Europe, the Middle East and Africa (EMEA), Latin America and Asia-Pacific. Ingram serves more than 150 countries on six continents and maintains the world's most comprehensive portfolio of IT products and services. Also during November 2011, we announced an agreement to provide Samsung Electronics with engineering services, consulting, validation and a customized version of our local management software for Samsung's Trusted Platform Module (TPM) security chips designed for OEM distribution. On September 22, 2011, Wave acquired 100% of the equity interests of Safend. Safend provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery.

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

        Our OEM distribution agreements have given rise to separate software upgrade contracts with the end users of the products distributed by the OEMs. The contracts, referred to by us as license upgrade agreements, include a software license and a maintenance agreement. The contracts are separately negotiated with end users and are not associated with our OEM distribution agreements. Sales from the license upgrade agreements began in the latter part of the third quarter of fiscal year 2007. The sales consist of licensed use of Wave's EMBASSY Trust Suite of products, primarily Wave's EMBASSY Security Center paired with our ERAS server product, and our Safend Data Protection Suite of products. As noted above, on November 30, 2011, we delivered in-full against a $1.7 million order from one of the world's leading international oil and gas companies for our ERAS, EMBASSY Protector software and related maintenance services to manage laptop computers with self-encrypting drives. The order, which involves tens of thousands of licenses and related software maintenance through the end of 2012, is a "large" class order (5,000 or more licenses) for which VSOE has not yet been achieved. As a result, we expect to record $1.7 million as revenue ratably through the end of 2012. During May 2011, we fulfilled a $3.5 million order from BASF in which we provided the global chemical firm with our EMBASSY client and server software and maintenance services for its global fleet of personal computers. The order involved tens of thousands of ERAS licenses, maintenance orders for 2011 and additional maintenance orders for all of 2012 and is a "large" class order for which VSOE has not yet been achieved. As a result we recognized approximately $3.0 million of license sales and 2011 maintenance as revenue ratably over the balance of 2011, with 2012 maintenance of approximately $682,000 to be recognized ratably over the full year of 2012. In late December 2010 Wave received a series of significant license and maintenance orders for its ERAS software from a U.S.-based automotive company. The orders were received by Wave through its PC OEM partners and totaled approximately $5.2 million. The orders increased the total value of the automaker's software orders to $10.9 million, $1.9 million of which was recorded as revenue in 2010, $6.7 million of which was recorded as revenue in 2011, and $2.3 million of which is expected to be recognized as revenue in 2012 through 2014. Initial orders for software licenses and maintenance totaling $5.7 million were received by Wave in December 2009 through a PC OEM partner.

        At December 31, 2011, as a result of establishing VSOE for the fair value of each undelivered element for our software and maintenance services for our small customer class effective January 1, 2011, our deferred revenue consists primarily of the unamortized balance of maintenance for sales to our large customer class during the year ended December 31, 2011 and arrangements where VSOE does not exist—small customer orders received prior to January 1, 2011. For arrangements where VSOE for the fair value of each undelivered element does not exist, our license and maintenance sales are recorded as deferred revenue and then recognized over the maintenance period which is typically a 365-day period. The current portion of deferred revenue decreased $1,834,772 (to $6,619,257 from

$8,454,029) at December 31, 2011 versus December 31, 2010 primarily as the result of the recognition of revenue on the additional automaker orders received in late December 2010 as noted above, offset by the acquisition of Safend's current portion of deferred revenue which amounted to $1,463,162 at December 31, 2011. Wave recognized approximately $14,544,000, $4,284,000 and $1,397,000 of license upgrade revenue during 2011, 2010 and 2009, respectively.

Known trends and uncertainties affecting future cash flows

        Because Wave does not have sufficient cash to fund operations for the year ending December 31, 2012, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2012. These activities have included the issuance of approximately 1.1 million shares of our common stock during the first quarter of 2012 through the 2012 ATM and raised net proceeds of approximately $2.4 million after deducting offering costs of approximately $73,000.

        We will be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending December 31, 2012. The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives. Based upon the available cash currently on hand, including the net proceeds from the 2012 ATM described above, if we meet our current revenue and expenditure forecast for the year ending December 31, 2012 (both of which are uncertain), we estimate that we will need at least $2,000,000 in additional cash in order to continue as a going concern for the next twelve months ending December 31, 2012. The foregoing is based on meeting our current revenue forecast for both Dell and non-Dell revenues for the year ending December 31, 2012. Dell revenue increased during 2010 and 2009 primarily as a result of an amendment signed in December 2008 where the per-unit royalties that Wave receives for each Dell PC model with Wave's EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008. Wave's software license agreement with Dell was amended again during January 2012, retroactive to November 1, 2011. As a result of this amendment the per-unit royalties that Wave receives for each Dell PC model shipped with Wave's EMBASSY Trust Suite software were decreased by approximately 25%. The amended agreement increases the per unit royalty rate by approximately 33% for each trusted drive unit shipped after October 31, 2011. Additionally, the amended agreement provides for a 285% per unit additional royalty for notebooks shipping with both a universal serial hub module and at least one internal authentication hardware solution such as a fingerprint reader or smart card. Finally, the amendment extends the term of the software license agreement through January 18, 2017. While the foregoing assumes current shipment volumes at a per-unit royalty rate throughout 2012, our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.

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

        Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products. Therefore, if Wave is not able to begin to generate significant revenues by December 31, 2012 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond December 31, 2012. The challenges presented by the current economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

        Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor ("OCS") for the financing of a portion of its research and development expenditures in Israel. Safend's repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. Wave determined the fair value of this liability to be $4,043,000 at September 22, 2011. At December 31, 2011, the liability amounted to $4,307,553, reflecting additional grants received since the acquisition date.

        Wave has a capitalized lease obligation for computer equipment due July 2013 of $116,733 and $183,505 as of December 31, 2011 and 2010, respectively. The interest rate is 7.7% per annum. This lease obligation is collateralized by the related assets with a net book value of $-0- as of December 31, 2011 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress' TVTonic consumer media services as of December 1, 2008.

        Wave has no significant long-term contractual obligations other than with respect to the capitalized lease and royalty liability obligations described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$72,074	$44,659	$—	$—	$116,733
Operating lease commitments	982,966	1,660,203	997,608	—	3,640,777

Total commitments	$1,055,040	$1,704,862	$997,608	$—	$3,757,510

Net operating loss carryforwards

        As of December 31, 2011, Wave had available net operating loss carryforwards for Federal income tax purposes of approximately $276.3 million, inclusive of approximately $7.2 million of Safend, Inc., a U.S.-based subsidiary of Safend, which expire beginning in 2012 through 2031. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following. As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

Going Concern

        Wave's consolidated financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern. Wave's independent registered public accounting firm has issued a report dated March 29, 2012, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern (See Note 2 to Wave's consolidated financial statements).

Recent Accounting Pronouncements

        In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence ("TPE"), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE, or are based on the entity's estimated selling price. The residual method of allocating arrangement consideration has been eliminated. This new update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption was permitted. Wave adopted these ASUs on January 1, 2011 and has determined that their adoption has not had a material impact on its consolidated financial statements.

        In May 2011, the Financial Accounting Standards Board ("F ASB") issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have an impact on our consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. We do not expect that this guidance will have an impact on our financial position, results of operations or cash flows.

        In September 2011, the FASB issued new guidance intended to simplify goodwill impairment testing. Under this guidance, an entity is allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This new guidance includes a number of factors to consider in conducting the qualitative assessment. We do not expect that the adoption of this new accounting guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, and because of the material weakness in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective.

        Because of this material weakness in preparing our financial statements at December 31, 2011, we performed additional procedures to ensure that our financial statements were fairly presented in all material respects in accordance with U.S. generally accepted accounting principles.

(b)   Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company's CEO and CFO and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—An Integrated Framework.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with this assessment, we identified the following material weakness in internal control over financial reporting as of December 31, 2011 and therefore concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.

Inadequate resources to maintain effective controls over accounting for significant transactions

        We did not maintain sufficient professional accounting resources to effectively execute our internal controls and procedures over significant transactions. As a result of this material weakness, our preliminary consolidated financial statements included a material misstatement in the purchase accounting for our acquisition of Safend Ltd. and other misstatements in revenue related to multi deliverable arrangements. These misstatements were corrected prior to the issuance of the Company's consolidated financial statements for the year ended December 31, 2011.

        Wave Systems Corp. acquired Safend Ltd. on September 22, 2011, and management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, Safend Ltd.'s internal control over financial reporting associated with total assets of $17,748,523 and total revenues of $1,723,197 included in the consolidated financial statements of Wave Systems Corp. as of and for the year ended December 31, 2011.

        KPMG LLP, an independent registered public accounting firm that audited the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K, has issued an audit report on its assessment of the Company's internal control over financial reporting. That report appears immediately following this report.

(c)   Changes in internal controls

        Other than the identification of the material weakness described above, there were no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(d)   Background and Management's Remediation Plans

        As disclosed in our report filed on Form 8-K on March 15, 2012, we have determined that the audited and reviewed financial statements of Safend for 2009, 2010 and the six (6) month period ending on June 30, 2011, all of which were prepared prior to our ownership of Safend, contained material errors and should not be relied upon. These financial statements were included in our report on Form 8-K/A filed on October 31, 2011. The Safend transaction was the first business acquisition completed by Wave since 2001. While we have no current plans to acquire additional subsidiaries or businesses, we are strengthening our protocols for non-routine transactions to ensure that we will be prepared to implement effective controls and procedures should we decide to acquire additional subsidiaries or businesses in the future.

        Our controls and procedures for future acquisitions will be strengthened to provide more assurances that significant errors or other material issues can be identified, and our acquisition related accounting can be completed, in a timely manner. Specifically, we will:

  •
  ensure that we utilize sufficient accounting personnel and/or consulting resources with appropriate expertise in the evaluation of complex, non-routine business acquisition transactions to thoroughly review the financial statements and records of the target company and to evaluate and determine the manner in which the transaction will affect our financial statements,

  •
  organize and design our internal review and evaluation process to include more formal management and audit committee oversight of the methods and review procedures utilized and the conclusions reached, including for purposes of evaluating and ensuring the sufficiency of accounting resources, and

  •
  appropriately document and evidence the financial review conducted, the internal reporting and evaluation measures undertaken and the material conclusions reached by our finance department.

        In addition, we are planning to hire at least one additional experienced finance professional with technical expertise in software revenue recognition and accounting for multiple deliverable arrangements. The new personnel will also assist our finance team with their expanded responsibilities associated with consolidation and other accounting work required based on the acquisition of Safend.

        If the remedial measures described above are insufficient to address the identified material weakness or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weakness could result in material post closing adjustments or misstatements in future financial statements. Furthermore, any such unremediated material weakness could have the effects described in "Item 1A. Risk Factors—In preparing our financial statements for the fiscal year ended December 31, 2011, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this could result in material misstatements in our financial statements" in Part I of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wave Systems, Corp.:

        We have audited Wave Systems Corp. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management's assessment related to insufficient accounting personnel to maintain effective controls over accounting for significant transactions.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated March 30, 2012, which expressed an unqualified opinion on those consolidated financial statements and includes an emphasis of matter paragraph referring to substantial doubt about the Company's ability to continue as a going concern.

        In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        The Company acquired Safend Ltd. on September 22, 2011, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, Safend Ltd.'s internal control over financial reporting associated with total assets of $17,748,523 and total revenues of $1,723,197 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Safend Ltd.

/s/ KPMG LLP

Boston, Massachusetts
March 30, 2012

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

        Information concerning Wave's directors, executive officers, promoters and control persons will appear in Wave's Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption "Election of Directors." Such information is incorporated herein by reference.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in Wave's Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

        Information concerning Wave's Audit Committee will appear in Wave's Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption "Corporate Governance—Audit Committee." Such information is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information regarding executive compensation will appear in Wave's Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the captions "Executive Compensation", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in Wave's Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information regarding certain relationships and related transactions and director independence will appear in Wave's Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the captions "Certain Relationships and Related Transactions" and "Director Independence." Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding Wave's principal accountant's fees will appear in Wave's Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2012, under the caption "Ratification of Independent Registered Public Accounting Firm." Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements:

(a) (2)    Financial Statement Schedules:

        All schedules have been omitted since they are either not required or not applicable.

(a) (3)    Exhibits:

Exhibit No.			Description of Exhibit
3.1	*	—	Restated Certificate of Incorporation of Wave, as amended (incorporated by reference to Exhibit 3.1 of Wave's Quarterly Report on Form 10-Q, filed on August 9, 2006, File No. 0-24752)

3.2	*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)

4.1	*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)

4.2	*	—	Form of Representative's Warrant Agreement, including the form of Representative's Warrant (incorporated by reference to Exhibit 4.2 of Wave's Registration Statement on Form S-1, File No. 33-75286).

4.3	*	—	Certificate of Designation of Series B Preferred Stock of Wave as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on June 6, 1996, File No. 0-24752)

4.4	*	—	Certificate of Designation of Series C Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on January 8, 1997, File No. 0-24752)

4.5	*	—	Certificate of Designation of Series D Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on June 3, 1997, File No. 0-24752)

4.6	*	—	Certificate of Designation of Series F Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 9, 1997 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on October 15, 1997, File No. 0-24752)

Exhibit No.			Description of Exhibit
4.7	*	—	Certificate of Designation of Series G Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on March 19, 1998, File No. 0-24752)

4.8	*	—	Certificate of Designation of Series H Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on April 30, 2003 (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed on May 5, 2003, File No. 0-24752)

4.9	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)

4.10	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)

4.11	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

4.12	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

4.13	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)

4.14	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)

4.15	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

4.16	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

4.17	*	—	Certificate of Designations of Series I Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on September 12, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on September 15, 2008, File No. 0-24752)

4.18	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed September 15, 2008, File # 0-24752)

4.19	*	—	Certificate of Designations of Series J Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 30, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on October 31, 2008, File No. 0-24752)

4.20	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)

4.21	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)

Exhibit No.			Description of Exhibit
4.22	*	—	Certificate of Designations of Series K Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on December 29, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on December 29, 2008, File No. 0-24752)

4.23	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)

4.24	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)

4.25	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

4.26	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

4.27	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).

4.28	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).

4.29	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).

4.30	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).

†10.1	*	—	Wave Systems Corp. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Wave's Form S-8 Registration Statement, filed on May 24,2005)

10.2	*	—	Form of Subscription Agreement dated as of October 30, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on October 31, 2006, File # 0-24752)

10.3	*	—	Form of Subscription Agreement dated as of August 4, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2006, File # 0-24752)

10.4	*	—	Form of Subscription Agreement dated as of May 3, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on May 8, 2006, File # 0-24752)

10.5	*	—	Reserved

10.6	*	—	Securities Purchase Agreement dated as of December 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on December 7, 2005, File # 0-24752)

10.7	*	—	Securities Purchase Agreement dated as of August 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2005, File # 0-24752)

10.8	*	—	Securities Purchase Agreement dated as of March 15, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on March 17, 2005, File # 0-24752)

Exhibit No.			Description of Exhibit
†10.9	*	—	Wave's Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 1 of Wave's Proxy Statement (DEF 14A) filed on April 30, 2009)

†10.10	*	—	Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Wave's Notice of Annual Meeting of Stockholders on Schedule 14A filed on April 18, 2007, as amended by Schedule 14A filed on May 7, 2007)

†10.11	*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

†10.12	*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).

†10.13	*	—	Employment Contract, dated November 10, 1998, between Steven Sprague and Wave (incorporated by reference to Exhibit 10.19 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).

10.14	*	—	Asset Purchase Agreement dated August 13, 2000, by and among Wave and Indigo Networks, LLC (incorporated by reference to Exhibit 99.1 of Wave's Current Report on Form 8-K, filed on September 15, 2000, File #0-24752)

10.15	*	—	Office Building Lease dated October 20, 2002 between Stevens Creek Investors, LLC and Wave (incorporated by reference to Exhibit 10.13 of Wave's Annual Report on Form 10-K, filed on March 31, 2003, File #0-24752)

10.16	*	—	Form of Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.15 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

10.17	*	—	First Amendment to Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.16 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

10.18	*	—	Termination Agreement and Mutual Release between Wave Systems Corp. and SSP Solutions, Inc. date September 30, 2002 (Incorporated herein by referenced to Exhibit 10.1 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)

10.19	*	—	Subordinated Convertible Promissory Note between Wave Systems Corp. and SSP Solutions, Inc. dated September 30, 2002 (Incorporated herein by referenced to Exhibit 10.2 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)

10.20	*	—	Share Purchase Agreement between Redwave plc, GlobalWave Group plc and Wave Systems Corp. dated June 19, 2002 (Incorporated herein by referenced to Exhibit 10.3 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)

10.21	*	—	GlobalWave Group plc Notice of Extraordinary General Meeting dated June 20, 2002 (Incorporated herein by referenced to Exhibit 10.4 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)

10.22	*	—	Joint Venture Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.20 of Wave's Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)

Exhibit No.			Description of Exhibit
10.23	*	—	Stockholder Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.21 of Wave's Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)

10.24	*	—	Securities Purchase Agreement dated as of July 30, 2004 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.25	*	—	Additional Investment Right to Purchase 3,529,412 Shares of Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.26	*	—	Series A Common Stock Purchase Warrant to Purchase 3,529,412 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.3 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.27	*	—	Series B Common Stock Purchase Warrant to Purchase 882,353 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.4 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)

10.28	*	—	Placement Agency Agreement between Corpfin Inc. and Wave (incorporated by reference to Exhibit 10.5 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)

10.29	*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on May 5, 2006, File #0-24752)

10.30	*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2006, File #0-24752)

10.31	*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on October 31, 2006, File #0-24752)

10.32	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 99.1 of Wave's Current Report on Form 8-K, filed May 25, 2007, File # 0-24752)

10.33	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)

10.34	*	—	Placement Agency Agreement, dated as of February 29, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)

10.35	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

10.36	*	—	Placement Agency Agreement, dated as of May 23, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

10.37	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)

10.38	*	—	Placement Agency Agreement, dated as of June 30, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)

10.39	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

Exhibit No.			Description of Exhibit
10.40	*	—	Placement Agency Agreement, dated as of August 11, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

10.41	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed September 15, 2008, File # 0-24752)

10.42	*	—	Placement Agency Agreement, dated as of September 11, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed September 15, 2008, File # 0-24752)

10.43	*	—	Restructuring Agreement dated September 23, 2008 by and among Wave, Wavexpress and Sarnoff Corporation (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed September 24, 2008, File # 0-24752)

10.44	*	—	Amended and Restated Stockholder Agreement, dated September 23, 2008 between Wave and Sarnoff Corporation (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed September 24, 2008, File # 0-24752)

10.45	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed September 30, 2008, File # 0-24752)

10.46	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)

10.47	*	—	Placement Agency Agreement, dated as of October 29, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)

10.48	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)

10.49	*	—	Placement Agency Agreement, dated as of December 24, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)

10.50	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

10.51	*	—	Placement Agency Agreement, dated as of March 13, 2009, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

10.52	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).

10.53	*	—	Placement Agency Agreement, dated as of April 8, 2009, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).

10.54	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).

10.55	*	—	Placement Agency Agreement, dated as of July 16, 2009, by and between Wave and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).

10.56	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).

Exhibit No.			Description of Exhibit
10.57	*	—	Placement Agency Agreement, dated as of July 21, 2009, by and between Wave and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).

10.58	*	—	At Market Issuance Sales Agreement dated January 30, 2012 between Wave Systems Corp. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 of Wave's Current Report on Form 8-K, filed January 30, 2012, File # 0-24752).

21.1	*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

23.1		—	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1		—	Section 302 Certification by Steven K. Sprague, President and Chief Executive Officer

31.2		—	Section 302 Certification by Gerard T. Feeney, Chief Financial Officer

32.1		—	Section 906 Certification

99.1	*	—	Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the "First Purchase Agreement"), by and among Wave and the purchasers of the Series H Convertible Preferred Stock (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).

99.2	*	—	Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the "Second Purchase Agreement"), by and between Wave and an individual purchaser (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).

99.5	*	—	Form of Warrant issued by Wave pursuant to the Second Purchase Agreement to the individual purchaser, dated as of April 30, 2003 (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).

99.6	*	—	Form of Warrant issued by Wave to the placement agent and sub-placement agents, dated as of April 30, 2003 (Incorporated by reference to Wave's Form S-3 filed on May 14, 2003 (Registration No. 333-99469)).

99.7	*	—	Letter Amendment to First Purchase Agreement and Second Purchase Agreement effected on August 11, 2003 (Incorporated by reference to Wave's Form 8-K filed on August 12, 2003).

99.8	*	—	Form of Letter Agreement to the Series H Convertible Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).

99.9	*	—	Form of Waiver to the Series H Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).

99.10	*	—	Securities Purchase Agreement, dated as of November 18, 2003, by and among Wave and purchasers of the Class A common stock. (Incorporated by reference to Wave's registration statement filed on Form S-3/A filed on February 12, 2004. (Registration No. 333-112017.))

99.11	*	—	Form of Warrant issued by Wave to each of the purchasers of the Class A Common Stock and the placement agents, dated as of November 18, 2003 with the schedule of holders attached thereto. (Incorporated by reference to Wave's Form 8-K/A filed on February 13, 2004).

Exhibit No.			Description of Exhibit
99.12	*	—	Registration Rights Agreement by and among Wave and the purchasers of the Class A Common Stock, dated as of November 18, 2003. (Incorporated by reference to Wave's Form 8-K/A filed on February 13, 2004).

99.13	*	—	Demand Note, dated March 26, 2001 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.1 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

99.14	*	—	Demand Note, dated February 27, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.2 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

99.15	*	—	Demand Note, dated July 25, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.3 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

99.16	*	—	Demand Note, dated September 5, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.4 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

99.17	*	—	Allonge to Demand Promissory Note, dated March 26, 2002 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.6 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

99.18	*	—	Allonge to Demand Promissory Note, dated February 27, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.7 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

99.19	*	—	Allonge to Demand Promissory Note, dated July 25, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.8 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

99.20	*	—	Share Purchase Agreement, dated September 22, 2011, by and among Wave Systems Corp., Safend, Ltd., each of the shareholders of Safend named therein and Paul Weinberg & Co., as representative of the shareholders (incorporated by reference to Wave's Form 8-K filed on September 22, 2011)

101.1		—	XBRL Instance Document

101.2		—	XBRL Taxonomy Extension Schema Document

101.3		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.4		—	XBRL Taxonomy Extension Definition Linkbase Document

101.5		—	XBRL Taxonomy Extension Label Linkbase Document

101.6		—	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated:    March 30, 2012

WAVE SYSTEMS CORP.
By:	/s/ STEVEN K SPRAGUE
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN K. SPRAGUE Steven K. Sprague	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012
/s/ JOHN E. BAGALAY, JR. John E. Bagalay, Jr.	Chairman	March 30, 2012
/s/ GEORGE GILDER George Gilder	Director	March 30, 2012
/s/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	March 30, 2012
/s/ NOLAN BUSHNELL Nolan Bushnell	Director	March 30, 2012
/s/ ROBERT FRANKENBURG Robert Frankenburg	Director	March 30, 2012
/s/ GERARD T. FEENEY Gerard T. Feeney	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)	March 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wave Systems Corp.:

        We have audited the accompanying consolidated balance sheets of Wave Systems Corp. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2012 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts

March 30, 2012

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,385,035	$3,595,076
Accounts receivable, net of allowance for doubtful accounts of $-0-at December 31, 2011 and 2010, respectively	7,198,645	11,594,549
Prepaid expenses	823,761	319,209

Total current assets	11,407,441	15,508,834
Property and equipment, net	1,236,844	507,247
Amortizable intangible assets, net	10,925,306	953,333
Goodwill	6,216,059	—
Other assets	336,607	114,469

Total Assets	30,122,257	17,083,883

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	6,701,026	4,399,579
Current portion of capital lease payable	72,074	66,770
Deferred revenue	6,619,257	8,454,029

Total current liabilities	13,392,357	12,920,378
Long-term portion of capital lease payable	44,659	116,734
Other long-term liabilities	66,283	—
Royalty liability	4,043,163	—
Long-term deferred revenue	1,035,220	1,350,000

Total liabilities	18,581,682	14,387,112

Stockholders' Equity:
Common Stock, $.01 par value. Authorized 150,000,000 shares as Class A; 89,574,385 shares issued and outstanding in 2011 and 81,331,737 in 2010	895,744	813,317
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 35,556 shares issued and outstanding in 2011 and 2010	355	355
Capital in excess of par value	373,598,144	354,042,031
Accumulated deficit	(362,953,668)	(352,158,932)

Total Stockholders' Equity	11,540,575	2,696,771

Total Liabilities and Stockholders' Equity	$30,122,257	$17,083,883

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Net revenues:
Licensing	$35,100,518	$24,736,029	$18,013,043
Services	1,038,497	1,314,763	875,836

Total net revenues	36,139,015	26,050,792	18,888,879

Operating expenses:
Licensing—cost of net revenues	1,595,082	1,177,114	876,723
Services—cost of net revenues	189,167	599,704	521,168
Adjustments to purchase accounting	1,033,206	—	—
Selling, general and administrative	28,124,623	18,019,707	12,992,715
Research and development	16,087,129	10,288,460	7,825,058

Total operating expenses	47,029,207	30,084,985	22,215,664

Operating loss	(10,890,192)	(4,034,193)	(3,326,785)

Other income (expense):
Net currency transaction gain	175,004	—	—
Net interest expense	(4,589)	(15,842)	(19,466)

Total other income (expense)	170,415	(15,842)	(19,466)

Loss before income tax expense	(10,719,777)	(4,050,035)	(3,346,251)
Income tax expense	74,959	72,782	—

Net loss	(10,794,736)	(4,122,817)	(3,346,251)

Loss per common share—basic and diluted	$(0.13)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding during the year	84,344,729	79,924,475	68,526,572

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit) And Comprehensive Income (Loss)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
Balance as of December 31, 2008	220	$2	91	$1	456	$5	58,877,968	$588,780	38,232	$382	$338,081,691	$(344,689,864)	$(6,019,003)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,346,251)	(3,346,251)
Conversion of 8% Series K Preferred Stock for Class A Common Stock	—	—	—	—	(456)	(5)	4,560,000	45,600	—	—	(45,595)	—	—
Issuance of Class A Common Stock at $0.55 per share, less issuance cost of $55,904	—	—	—	—	—	—	785,000	7,850	—	—	367,995	—	375,845
Issuance of Class A Common Stock at $0.55 per share, less issuance cost of $92,077	—	—	—	—	—	—	1,881,136	18,811	—	—	923,736	—	942,547
Conversion of Series J Preferred Stock for Class A Common Stock	—	—	(91)	(1)	—	—	910,000	9,100	—	—	(9,099)	—	—
Issuance of Class A Common Stock at $0.92 per share, less issuance cost of $484,960	—	—	—	—	—	—	3,448,042	34,480	—	—	2,652,759	—	2,687,239
Issuance of Class A Common Stock at $0.92 per share, less issuance cost of $159,250	—	—	—	—	—	—	1,791,738	17,917	—	—	1,471,232	—	1,489,149
Warrants exercised at $0.28 per share	—	—	—	—	—	—	10,000	100	—	—	2,700	—	2,800
Warrants exercised at $0.55 per share	—	—	—	—	—	—	100,000	1000	—	—	54,000	—	55,000
Cashless exercise of warrants at $0.28 per share	—	—	—	—	—	—	17,361	174	—	—	(174)	—	—
Cashless exercise of warrants at $0.65 per share	—	—	—	—	—	—	3,659	37	—	—	(37)	—	—
Cashless exercise of warrants at $0.85 per share	—	—	—	—	—	—	28,339	283	—	—	(283)	—	—
Cashless exercise of warrants at $0.90 per share	—	—	—	—	—	—	30,178	302	—	—	(302)	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $0.28 per share	—	—	—	—	—	—	365,498	3,655	—	—	98,867	—	102,522

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit) And Comprehensive Income (Loss) (Continued)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock		Class A Common Stock		Class B Common Stock
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
Warrants exercised at $0.90 per share	—	—	—	—	—	—	50,000	500	—	—	44,500	—	45,000
Conversion of 8% Series I Preferred Stock for Class A Common Stock	(220)	(2)	—	—	—	—	2,200,000	22,000	—	—	(21,998)	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.037 per share	—	—	—	—	—	—	152,135	1,521	—	—	156,242	—	157,763
Cash dividends paid on 8% Series I Preferred Stock	—	—	—	—	—	—	—	—	—	—	(77,440)	—	(77,440)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,724,874	—	1,724,874

Balance as of December 31, 2009	—	$—	—	$—	—	$—	75,211,054	$752,110	38,232	$382	$345,423,668	$(348,036,115)	$(1,859,955)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,122,817)	(4,122,817)
Warrants exercised at $0.28 - $1.155 per share	—	—	—	—	—	—	4,405,641	44,056	—	—	3,935,235	—	3,979,291
Employee stock options exercised at $0.50 - $3.00 per share	—	—	—	—	—	—	888,445	8,885	—	—	1,275,744	—	1,284,629
Cashless exercise of warrants at $0.28 - $0.65 per share	—	—	—	—	—	—	432,002	4,320	—	—	(4,320)	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.088 per share	—	—	—	—	—	—	240,190	2,402	—	—	258,925	—	261,327
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $2.244 per share	—	—	—	—	—	—	151,729	1,517	—	—	338,963	—	340,480
Exchange of Class B Common Stock for Class A Common Stock	—	—	—	—	—	—	2,676	27	(2,676)	(27)	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	2,813,816	—	2,813,816

Balance as of December 31, 2010	—	$—	—	$—	—	$—	81,331,737	$813,317	35,556	$355	$354,042,031	$(352,158,932)	$2,696,771

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit) And Comprehensive Income (Loss) (Continued)

	8% Series I Convertible Preferred Stock		Series J Convertible Preferred Stock		8% Series K Convertible Preferred Stock
							Class A Common Stock		Class B Common Stock
											Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount			Total
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,794,736)	(10,794,736)
Warrants exercised at $0.28 - $1.155 per share	—	—	—	—	—	—	1,971,153	19,712	—	—	1,240,576	—	1,260,288
Employee stock options exercised at $0.50 - $3.54 per share	—	—	—	—	—	—	498,618	4,986	—	—	801,133	—	806,119
Cashless exercise of warrants at $0.40 - $0.55 per share	—	—	—	—	—	—	120,387	1,204	—	—	(1,204)	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $2.329 per share	—	—	—	—	—	—	187,535	1,875	—	—	434,896	—	436,771
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.912 per share	—	—	—	—	—	—	197,581	1,976	—	—	375,897	—	377,873
Shares of Class A Common Stock Issued for acquisition of Safend, Ltd. at $2.16	—	—	—	—	—	—	5,267,374	52,674	—	—	11,324,854	—	11,377,528
Stock based compensation	—	—	—	—	—	—	—	—	—	—	5,379,961	—	5,379,961
Balance as of December 31, 2011	—	$—	—	$—	—	$—	89,574,385	$895,744	35,556	$355	$373,598,144	$(362,953,668)	$11,540,575

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(10,794,736)	$(4,122,817)	$(3,346,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,005,068	404,795	259,210
Compensation associated with issuance of stock options	5,379,961	2,813,816	1,724,874
Changes in assets and liabilities, net of effects from business acquisition:
(Increase) decrease in accounts receivable	5,514,845	(7,744,529)	(2,148,191)
(Increase) decrease in prepaid expenses	152,601	(111,866)	20,624
(Increase) decrease in other assets	(209,941)	18,842	6,664
Increase (decrease) in accounts payable and accrued expenses	810,406	(42,079)	(3,214,177)
Increase (decrease) in deferred revenue	(3,331,530)	6,303,168	2,016,817
Increase in royalty liability	264,553	—	—
Decrease in other long-term liabilities	(16,830)	—	—

Net cash used in operating activities	(1,225,603)	(2,480,670)	(4,680,430)

Cash flows from investing activities:
Acquisition of property and equipment	(995,403)	(528,138)	(88,007)
Acquisition of Safend, Ltd., net of cash acquired	(803,315)	—	—
Acquisition of intangible assets	—	(1,100,000)	—

Net cash used in investing activities	(1,798,718)	(1,628,138)	(88,007)

Cash flows from financing activities:
Payments on capital lease obligation	(66,771)	(61,857)	(63,537)
Net proceeds from issuance of common stock	—	—	5,494,780
Proceeds from employee stock purchase plans	814,644	601,807	260,285
Proceeds from employee stock option exercises	806,119	1,284,629	—
Proceeds from exercise of warrants	1,260,288	3,979,291	102,800
Payment of dividends on preferred stock	—	—	(77,440)

Net cash provided by financing activities	2,814,280	5,803,870	5,716,888

Net increase (decrease) in cash and cash equivalents	(210,041)	1,695,062	948,451
Cash and cash equivalents at beginning of year	3,595,076	1,900,014	951,563

Cash and cash equivalents at end of year	$3,385,035	$3,595,076	$1,900,014

Supplemental cash flow information:
Non-cash financing activities:
Cashless exercise of warrants	$1,204	$—	$—

Conversion of 8% Series K Preferred Stock into Class A Common Stock	$—	$—	$45,600

Conversion of Series J Preferred Stock into Class A Common Stock	$—	$—	$9,100

Conversion of 8% Series I Preferred Stock into Class A Common Stock	$—	$—	$22,000

Cash paid during the year for:
Interest	$11,758	$16,672	$21,384

Income taxes	$81,378	$68,205	$—

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business of the Company

        Wave Systems Corp. ("Wave" or "the Company") develops, produces and markets products for hardware-based digital security including security applications and services that are complementary to and compliant with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org ("TCG"). Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues facing the industry. These issues include the following: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security, data leak prevention and protection, and regulatory compliance. Wave's products are designed to solve many of these digital security issues.

        Safend, Ltd. ("Safend"), an Israeli company acquired by Wave on September 22, 2011, is engaged in research, development and consulting for endpoint data loss protection products and services.

(2) Liquidity

        The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2011, has an accumulated deficit of $362,953,668. Wave may incur an operating loss for the calendar year of 2012. As of December 31, 2011, Wave had negative working capital of $1,984,916.

        Wave has begun market introduction of its security and other software products and has signed initial distribution contracts for these applications. However, due to the early stage nature of this market, Wave may not generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the year ending December 31, 2012.

        Because Wave will not have sufficient cash to fund operations for the year ending December 31, 2012; and given the uncertainties described above with respect to Wave's revenue outlook for 2012, Wave has been and may continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2012. These activities included the filing of a $25,000,000 S-3 shelf registration with the SEC on April 18, 2008, which was declared effective on June 23, 2008; and the subsequent sales of shares of preferred and common stock pursuant to this shelf registration statement during 2009 (See notes 9 and 10). No additional proceeds are available under this shelf registration statement. Wave filed a new $30,000,000 S-3 shelf registration with the SEC on June 21, 2011, which was declared effective on July 22, 2011. Approximately $25,543,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be used for future financings, although there can be no assurances that future financings will be attainable.

        Wave will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve months ending December 31, 2012. If Wave is not successful in executing its business plan, it will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to its current cash position, capital needs over the next year and beyond, and the uncertainty as to whether it will achieve its sales forecast

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Liquidity (Continued)

for its products and services, substantial doubt exists with respect to Wave's ability to continue as a going concern.

(3) Significant Accounting Policies

(a)   Basis of Consolidation

        The consolidated financial statements include the financial statements of Wave, Wave Systems Holdings, Inc., a wholly owned subsidiary, Safend, Ltd. (and its wholly owned subsidiary, Safend, Inc., collectively referred to as "Safend"), a wholly owned subsidiary (see note 6) and Wavexpress, Inc. a majority-owned subsidiary (see note 13). All significant intercompany accounts and transactions have been eliminated in consolidation.

(b)   Foreign Currency Translation

        The functional currency of Safend is the U.S dollar. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Foreign currency transaction gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other income (expense), net.

(c)   Use of Estimates

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

(e)   Accounts Receivable and Allowance For Doubtful Accounts

        Included in accounts receivable at December 31, 2011 and 2010 are unbilled amounts totaling $299,298 and $6,250, respectively.

        The determination of the allowance for doubtful accounts is based on management's estimate of uncollectible accounts receivable. Management records specific reserves for receivable balances that are considered high risk due to known facts regarding the customer. Allowance for doubtful accounts amounted to $-0- at December 31, 2011 and 2010.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

(f)    Concentrations of Credit Risks

        Sales to Wave's largest customer in 2011, 2010 and 2009, Dell, Inc., were approximately 62%, 80% and 81% of revenue, respectively. Accounts receivable at December 31, 2011, 2010 and 2009 included receivables from Dell, Inc. and it affiliates of $4,189,388, $7,240,452 and $3,317,548, respectively.

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

(h)   Income Taxes

        Wave accounts for income taxes under the asset and liability method. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2011 and 2010, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. Wave classifies any interest and penalties related to uncertain tax positions as components of the income tax provision.

(i)    Share-based Payments

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

(k)   Loss Per Share

        Basic net loss per common share has been calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and includes dilutive potential common shares outstanding. Dilutive potential common shares consist primarily of employee stock options and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share had their effect not been anti-dilutive for each of the years ended December 31, 2011, 2010 and 2009 were approximately 6,703,000 shares, 8,512,000 shares and 2,961,000 shares, respectively. Employee stock options and other stock warrants to purchase approximately 9,016,000, 7,846,000 and 17,575,000 shares were outstanding for the years ended December 31, 2011, 2010 and 2009 respectively, but are not included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave's common shares and, therefore, their effect would have been anti-dilutive.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

(m)  Revenue Recognition

        Wave's business model targets revenues from various sources including: licensing of the EMBASSY Trust Suite, Safend's endpoint data loss protection suite, eTMS software products and development contracts. Many of these sales arrangements include multiple-elements and/or require significant modification or customization of Wave's software.

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

LICENSES

        Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners, software development and other services. Wave's distribution arrangements have given rise to separate software license upgrade agreements with the end users of the products distributed by the OEMs. Wave applies software revenue recognition guidance to all transactions except those where no software is involved. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Persuasive evidence is generally a binding purchase order or license agreement. Delivery occurs when product is shipped, for its OEM distribution arrangements, or delivered via a license key, for our license upgrade agreements.

        Wave enters into perpetual software license agreements, referred to by them as license upgrade agreements, through direct sales to customers and indirect sales through its OEM partners, distributors and resellers with the end users of the products distributed by the OEMs. Wave has defined its two classes of end user customers as large and small based on those with orders in excess of 5,000 licenses and those with less than 5,000 licenses, respectively. These license upgrade agreements, or arrangements, generally include a maintenance component. For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence ("VSOE") of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as licensing revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately. Through December 31, 2010, the Company lacked sufficient maintenance renewal history to determine VSOE for the maintenance component of the arrangement and as a result, recognized the total arrangement fee over the term of the maintenance performance period.

        During the quarter ended March 31, 2011, Wave had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for its small class of customers. Through December 31, 2011, Wave continues to lack sufficient independent maintenance renewals to establish VSOE for its large customer class. As a result, beginning in the quarter ended March 31, 2011, for the small customer class, Wave has allocated the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

        When VSOE of fair value for the undelivered elements does not exist, as is still the case for Wave's large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing revenue. At December 31, 2011, Wave's deferred revenue consists of the unamortized balance of maintenance for sales to its small class of customers during 2011 and arrangements where VSOE does not exist—all large customer orders and small customer orders received prior to January 1, 2011.

        Safend receives revenue from licensing its endpoint data loss protection products and services through its distribution channels. Safend applies software revenue recognition guidance to all transactions except those where no software is involved. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Persuasive evidence is generally a binding purchase order or license agreement. Delivery occurs when product is delivered via a license key.

        Safend enters into perpetual software license agreements, referred to as license upgrade agreements, through direct sales to customers and indirect sales through its OEM partners, distributors and resellers. These license upgrade agreements, or arrangements, generally include a maintenance component. For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence ("VSOE") of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as licensing revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately.

        As of December 31, 2011, Safend has achieved VSOE for its Encryptor, Protector and Inspector products. As a result Safend has allocated the arrangement consideration among the elements included in its multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. When VSOE of fair value for the undelivered elements does not exist, as is still the case for Safend's Discoverer, Reporter and Auditor products, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.

        Licensing—cost of net revenues includes customer support personnel costs, foreign tax withholdings and share-based compensation expense.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

        Services—cost of net revenues includes non-recurring government time and materials costs incurred in connection with a contract with the United States Department of Defense and share-based compensation expense.

(n)   Recent Accounting Pronouncements

        In September 2009, the FASB reached a consensus on Accounting Standards Update, or ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, or ASU 2009-13. ASU 2009-13 modifies the requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. ASU 2009-13 eliminates the requirement that all undelivered elements must have either: i) VSOE or ii) third-party evidence ("TPE"), before an entity can recognize the portion of an overall arrangement consideration that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. Overall arrangement consideration will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE, or are based on the entity's estimated selling price. The residual method of allocating arrangement consideration has been eliminated. These new updates are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption was permitted. Wave adopted these ASUs on January 1, 2011 and has determined that their adoption has not had a material impact on its consolidated financial statements.

        In May 2011, the Financial Accounting Standards Board ("F ASB") issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have an impact on our consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. We do not expect that this guidance will have an impact on our financial position, results of operations or cash flows.

        In September 2011, the FASB issued new guidance intended to simplify goodwill impairment testing. Under this guidance, an entity is allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This new

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

guidance includes a number of factors to consider in conducting the qualitative assessment. We do not expect that the adoption of this new accounting guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

(o)   Goodwill

        Wave will test goodwill for impairment annually at the reporting unit level using a fair value approach in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Wave will conduct an annual impairment test on September 30, of each year. The initial step requires Wave to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

(4) Related Party Transactions

        Wave has an employment agreement with its President and Chief Executive Officer, Steven Sprague, which, among other conditions, entitles him to an annual bonus. The annual bonus is comprised of two portions: fixed and incentive. The fixed portion of the bonus is guaranteed and calculated to be equal to 50% of each year's annual salary. The incentive bonus payable for a given fiscal year for Mr. Sprague is typically determined by the Compensation Committee of the Board of Directors within 60 days after the close of that fiscal year. During March 2012, it was determined that due to a payroll processing error, Mr. Sprague was overpaid by $70,000. Promptly after the error was identified, Mr. Sprague repaid the Company.

        In March 2003, Mr. Peter Sprague, who is the former Chairman of Wave, was appointed Chairman and Chief Executive Officer of Wavexpress. On January 1, 2010, Mr. Sprague became an employee of Wave. Mr. Sprague was paid a salary of $134,160 and $129,000 for the years ended December 31, 2011 and 2010, respectively. Mr. Sprague earned a $125,000 bonus for each of the years ended December 31, 2011 and 2010. Mr. Sprague was paid $129,000 in salary for the year ended December 31, 2009 as an officer of Wavexpress and he earned a $35,000 bonus. Mr. Peter Sprague is the father of Wave's President and Chief Executive Officer, Steven Sprague.

        On August 1, 1997, Michael Sprague became an employee of Wave and was paid a salary of $189,280, $182,000 and $175,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Mr. Sprague earned bonuses of $55,000, $35,000 and $-0- for the years ended December 31, 2011, 2010 and 2009, respectively. Michael Sprague is the brother of Steven Sprague and the son of Wave's former Chairman, Peter Sprague.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Property and Equipment

        Property and equipment as of December 31 consisted of the following:

	2011	2010
Computer equipment	$4,197,051	$2,951,890
Furniture, fixtures and improvements	879,626	239,660
Computer software	2,604,806	2,589,624

	7,681,483	5,781,174
Less: Accumulated depreciation and amortization	(6,444,639)	(5,273,927)

Total	$1,236,844	$507,247

        Depreciation and amortization expense on property and equipment amounted to approximately $399,000, $258,000 and $259,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

(6) Acquisition of Safend, Ltd.

        On September 22, 2011, Wave completed its acquisition of Safend, a company incorporated under the laws of Israel. Safend provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery. The goodwill recorded in connection with this business combination is primarily related to the ability of the acquired company to develop new products and technologies in the future and expected synergies to be achieved in connection with the acquisition. The goodwill recognized is not expected to be deductible for income tax purposes. Transaction costs associated with this business combination consisted primarily of legal fees which were expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. Such transaction costs were approximately $405,000 for the year ended December 31, 2011.

        The fair value of consideration transferred was $12,477,528. The fair value of consideration consisted of $1.1 million in cash and 5,267,374 shares of Wave Class A common stock valued at the September 22, 2011 closing price of $2.16 per share. There is no contingent consideration related to this transaction. The assets, liabilities and operating results of Safend have been reflected in Wave's consolidated financial statements from the date of acquisition.

  Allocation of Purchase Price

        The total purchase price paid for the 100% equity interest in Safend has been allocated to the acquired assets and assumed liabilities based on their estimated fair values at the date of acquisition. As part of the process, Wave performed a preliminary valuation analysis to determine the fair values of certain assets and liabilities of Safend as of the acquisition date. The determination of the value of these components required Wave to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include, but are not limited to, the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin, while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with the respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets acquired and assumed liabilities has been recorded as goodwill. Goodwill has been reflected in the Safend segment.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Acquisition of Safend, Ltd. (Continued)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

        These preliminary estimates are subject to change during the measurement period (up to one year from the acquisition date) as Wave finalizes the valuation of certain assets acquired and liabilities assumed in connection with the acquisition.

Costs to acquire:
Cash payment	$1,100,000
Stock-based consideration	11,377,528

Total	$12,477,528
Allocated to:
Cash and cash equivalents	$296,685
Accounts receivable	469,461
Prepaid expenses and other current assets	557,153
Long-term prepaid expenses	12,197
Property and equipment	133,235
Acquired intangible assets	10,578,000
Accounts payable and accrued expenses	(1,209,764)
Royalty liability	(4,043,000)
Deferred revenue	(1,565,704)

Preliminary net assets acquired	$5,228,263
Charge for adjustments to working capital	$1,033,206
Preliminary allocation to goodwill	$6,216,059

  Adjustments for Receivables and Deferred Revenue

        The Company has determined that certain previously filed financial statements relating to Safend should not be relied upon due to certain accounting errors including: (i) improperly applied revenue recognition criteria, (ii) a bookkeeping error in the accounting for deferred revenue, and (iii) certain accounts receivable deemed to be uncollectible. As a result of these errors, in the preliminary purchase price allocation reported by the Company during the third quarter ended September 30, 2011, acquired accounts receivable were overstated by $649,480 and acquired deferred revenue was understated by $383,726.

        The Company has corrected the initial allocation of the purchase price to properly state the acquired receivables and deferred revenue. The errors amounted to $1,033,206 in the aggregate, the details of which have been reflected in the table above. Pursuant to the terms of the Share Purchase Agreement to acquire Safend (SPA) as part of the closing, 600,723 Wave shares with a value at September 22, 2011 of approximately $1,300,000 were placed into escrow with two thirds of the amount to be released 12 months subsequent to the closing date and one third to be released after an additional 6 months. Pursuant to the terms of the SPA, the Company was provided 60 days subsequent to the closing date of September 22, 2011 to present a final working capital statement and any negative adjustment to the purchase price based on final working capital being below an agreed upon target. The selling shareholders would have 45 days to review and dispute any such adjustment. The SPA

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Acquisition of Safend, Ltd. (Continued)

called for adjudication by an independent accounting firm of any proposed adjustments to the working capital statement if not agreed upon by the Company and the selling shareholders. Once determined, any adjustment to the purchase price based upon working capital being below the agreed upon target would have resulted in a return of that value to the Company from the shares held in escrow. Because management did not identify the errors during the 60 day period, the Company did not propose to adjust the final working capital statement or the purchase price. The errors were subsequently identified during the preparation of the Company's consolidated financial statements for the year ended December 31, 2011. The Company is evaluating its rights under the SPA and may pursue legal remedies for breaches of representations and warranties arising from these errors. As a result of the foregoing, the financial impact of these errors was recorded in the Company's consolidated statement of operations during the three months ended December 31, 2011.

  Adjustment for Royalty Obligation

        Safend has received grants from the government of Israel through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor ("OCS"), for the financing of a portion of its research and development expenditures in Israel. Safend is required to pay back the grants to the Israeli government based on royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. The Israeli government charges interest at LIBOR for any outstanding grant amounts due to be repaid. As part of the preliminary purchase price allocation recorded in the third quarter ended September 30, 2011, the Company did not record the fair value of the obligation to the Israeli government associated with these grants. The total value of the grants owed as of September 22, 2011 was approximately $5.4 million and the Company determined the fair value of this liability was $4,043,000. In connection with this adjustment, the Company also revised the amounts which had previously been recorded for acquired intangible assets in the amount of $1,770,000 and goodwill in the amount of $2,273,000. These amounts have been reflected in the table above. At December 31, 2011 this liability amounted to $4,307,553, reflecting additional grants received since the acquisition date. The Company's policy to accrete the discount recorded to the liability subsequent to the acquisition date is based on the effective interest method.

  Unaudited Pro Forma Financial Information

        As a result of historical errors identified in the historical Safend financial statements, presentation of unaudited pro forma financial information is impracticable.

(7) Amortizable Intangible Assets

        Wave's amortizable intangible assets consist of two patents acquired on May 7, 2010 for $1,100,000 and $10,578,000 of identifiable intangible assets acquired as a result of the Company's acquisition of Safend on September 22, 2011.

        The patents were acquired by Wave from a company owned by Robert Thibadeau, Ph. D., a noted computer security expert who joined Wave in February 2010 as Senior Vice President and Chief Scientist. The patents were issued in 2006 and 2008 and are valid until 2021. Both patents concern the methods and systems for promoting security in a computer employing attached storage devices. The patents are being amortized on a straight-line basis over 5 years based upon their estimated useful life.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Amortizable Intangible Assets (Continued)

        The fair value of the identifiable intangible assets acquired as a result of the Company's acquisition of Safend on September 22, 2011 was determined based on the present value of the expected future cash flows from the Safend intangibles acquired. Wave also recorded $6,216,059 of goodwill in connection with the acquisition of Safend. All goodwill is reported in the Safend operating segment. None of the goodwill recorded upon the acquisition is expected to be deductible for tax purposes.

        The allocation of the purchase price for the acquisition of Safend was based upon a preliminary valuation and changes to amounts recorded as assets or liabilities, such as tax assets and liabilities, which may result in corresponding adjustments to goodwill during the measurement period (up to one year from the acquisition date). The Company expects the allocation of the purchase price for Safend to be finalized in the third quarter of 2012.

        The following schedule presents the changes in the carrying amount of goodwill during the year ended December 31, 2011:

Balances as of December 31, 2010	$—
Goodwill from Safend acquisition	6,216,059
Adjustments to goodwill	—
Balances as of December 31, 2011	$6,216,059

        Wave will test goodwill for impairment annually at the reporting unit level using a fair value approach in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Wave will conduct an annual impairment test on September 30, of each year. The initial step requires Wave to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Amortizable Intangible Assets (Continued)

        The following schedule presents the details of intangible assets as of December 31, 2011 and 2010:

December 31, 2011
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(253,400)	$6,172,600	6.8
In-Process Technology	90,000	—	90,000	—
Customer Relationships	3,972,000	(108,127)	3,863,873	9.8
Trade Name	90,000	(24,500)	65,500.8
Acquired Patents	1,100,000	(366,667)	733,333	3.4

	$11,678,000	$(752,694)	$10,925,306

December 31, 2010
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (in years)
Acquired Patents	$1,100,000	$(146,667)	$953,333	4.4

        Amortization expense associated with intangible assets was approximately $606,000, $147,000 and $-0-for the years ended December 31, 2011, 2010 and 2009 respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
2012	$1,614
2013	1,548
2014	1,548
2015	1,401
2016	1,328
Thereafter	3,486

Total	$10,925

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses as of December 31 consisted of the following:

	2011	2010
Accounts payable	$1,679,129	$1,095,530
Accrued payroll and related costs	3,716,509	2,658,370
Accrued consulting and professional fees	151,445	196,239
Royalty liability	264,390	—
State & local taxes payable	126,282	108,987
Other accrued expenses	763,271	340,453

Total accounts payable and accrued expenses	$6,701,026	$4,399,579

(9) Preferred Stock

        Wave has authorized the issuance of 2,000 shares of convertible preferred stock having a par value of $.01 per share. At December 31, 2011, 2010 and 2009, -0- shares of convertible preferred stock are issued and outstanding.

(a)   Series K Preferred Stock

        On December 24, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 456 shares of newly designated 8% Series K Convertible Preferred Stock, par value $.01 ("Series K Preferred Stock"), to certain purchasers for an aggregate purchase price of $1,276,800. These shares were priced at $2,800 per share. Each share of Series K Preferred Stock also included a warrant to purchase up to 2,500 shares of Class A Common Stock for each share of Series K Preferred Stock purchased at an exercise price of $0.28 per share. Wave entered into a placement agency agreement with Security Research Associates, Inc. ("SRA") in which they acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 273,600 shares of Class A Common Stock at an exercise price of $0.28 per share. All of the warrants issued in connection with this offering expired in December 2011. Wave realized net cash proceeds of approximately $1,175,192 after deducting the placement agent fees of $76,608 and additional legal and other fees associated with the issuance of these securities which totaled approximately $25,000.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Preferred Stock (Continued)

        As part of the transaction, Wave issued to the investors and SRA warrants to purchase shares of Class A Common Stock, with an initial exercise price of $0.28 per share and a three (3) year life (the "Series K Warrants" and, together with Series K Preferred Stock, the "Series K Securities"). The Series K Warrants were exercisable for a total of 1,413,600 shares of Class A Common Stock beginning on the date of initial issuance. If exercised in full, the Series K Warrants would have generated proceeds of up to an additional $395,808, at the exercise price.

(b)   Series J Preferred Stock

        On October 30, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 111 shares of newly designated Series J Convertible Preferred Stock, par value $.01 ("Series J Preferred Stock"), to certain purchasers for an aggregate purchase price of $721,500. These shares were priced at $6,500 per share. Each share of Series J Preferred Stock also included a warrant to purchase up to 20,000 shares of Class A Common Stock for each share of Series J Preferred Stock purchased at an exercise price of $0.40 per share. The warrants expire in October 2013. Wave entered into a placement agency agreement with SRA in which they acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 66,600 shares of Class A Common Stock at an exercise price of $0.40 per share. The warrant expired in October 2011. Wave realized net cash proceeds of approximately $653,210 after deducting the placement agent fees of $43,290 and additional legal and other fees associated with the issuance of these securities which totaled approximately $25,000. The shares subscribed to on October 30, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

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

        As part of the transaction, Wave issued to the investors and SRA warrants to purchase shares of Class A Common Stock, with an initial exercise price of $0.40 per share. The investor warrants have a five (5) year life and the SRA warrants had a three (3) year life (the "Series J Warrants" and, together with Series J Preferred Stock, the "Series J Securities"). The investor warrants are exercisable for a total of 2,220,000 shares of Class A Common Stock beginning on the date of issuance. If exercised in full, the Series J Warrants would generate proceeds of up to an additional $888,000 at the exercise price.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Preferred Stock (Continued)

(c)   Series I Preferred Stock

        On September 11, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 172 shares of newly designated 8% Series I Preferred Stock, par value $.01 ("Series I Preferred Stock"), to certain purchasers for an aggregate purchase price of $756,800. These shares were priced at $4,400 per share. SRA entered into a placement agency agreement with Wave in which they acted as placement agent in connection with this offering. Wave paid SRA a fee equal to 6.0% of the gross proceeds of this offering. Additionally, Wave issued a warrant to SRA to purchase up to 103,200 shares of Class A Common Stock at an exercise price of $0.50 per share. This warrant expired in September 2011. Wave realized net proceeds of approximately $679,000 after deducting the placement agent fees of $45,408 and additional legal and other fees associated with the issuance of these securities which totaled approximately $33,000. On September 29, 2008, Wave entered into subscription agreements, pursuant to which Wave sold and issued 48 shares of Series I Preferred Stock, to certain purchasers for an aggregate purchase price of $211,200. These shares were priced at $4,400 per share. Wave realized net proceeds of approximately $181,000 after deducting legal and other fees associated with the issuance of these securities which totaled approximately $30,000. Dividends accrued at 8% per annum, payable every six months in either cash or in shares of Wave common stock (at the Company's election) at a rate equal to $0.44 per share of Wave common stock. Wave paid $77,440 of dividends in cash during the year ended December 31, 2009. The shares subscribed to on September 29, 2008 and September 11, 2008 were offered and issued pursuant to a shelf registration statement on Form S-3, which was filed by Wave on April 18, 2008 and declared effective by the Commission on June 23, 2008.

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

(10) Common Stock

        On September 22, 2011, Wave paid consideration with an aggregate value of U.S. $12,477,528, subject to post closing adjustments for working capital, cash, indebtedness and transaction expenses (the "total consideration") to Safend in exchange for all of the issued and outstanding share capital of Safend. The total consideration consisted of $1,100,000 in cash and 5,267,374 shares of Wave's Class A Common Stock with a deemed value equal to $11,377,528 (based on the September 22, 2011 closing price).

        During 2011, Wave received gross proceeds of $1,260,288 in connection with the issuance of 2,008,236 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2009 and 2008 financings. The warrants were exercised at exercise prices ranging from $0.28 - $1.155 per share. Additionally, 83,304 shares of Class A Common Stock were issued to SRA upon the partial cashless exercise of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 and 2008 financings (See Note 11).

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Common Stock (Continued)

        During 2011, Wave received gross proceeds of $806,119 in connection with the issuance of 498,618 shares of Class A Common Stock upon the exercise of employee stock options. The employee stock options were exercised at exercise prices ranging from $0.50 - $3.54 per share.

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

(10) Common Stock (Continued)

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

        On December 1, 2011, Wave issued 197,581 shares of Class A Common Stock to Wave employees for $1.912 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $377,873 from the issuance of these shares.

        On June 1, 2011, Wave issued 187,535 shares of Class A Common Stock to Wave employees for $2.329 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $436,771 from the issuance of these shares.

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

(10) Common Stock (Continued)

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

(11) Share-based Compensation

Employee Stock Option Plans

  1994 Employee Stock Option Plan

        In January 1994, Wave adopted the 1994 Employee Stock Option Plan (the "1994 Plan"). The total number of shares of Class A Common Stock reserved for issuance under the 1994 Plan, as amended is 19,000,000 shares. The 1994 Plan Expires on July 1, 2014. Under the 1994 Plan, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to Wave. Options granted under the plan generally vest over three years and expire ten years from the date of grant. In January 1994, Wave adopted the Non-Employee Directors Stock Option Plan (the "Directors' Plan"). The total number of shares of Class A Common Stock reserved for issuance under the Directors' Plan, as amended, is 1,000,000 shares. Under the Directors' Plan, as amended, each director who is not an employee of Wave receives an initial grant of options to purchase 15,000 shares of Class A Common Stock; and an additional annual grant to purchase 15,000 shares on the day immediately following each of the dates on which an incumbent director is reelected. The options granted to non-employee directors vest on the day following the grant and expire ten years from the date of grant. Under all of Wave's stock option plans, options are granted with exercise prices that approximate fair market value at the date of grant. All of Wave's stock option plans and amendments thereto have been approved by shareholder vote.

        Wave recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Purchase Plan. Wave estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

        Stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was $5,379,961, $2,813,816 and $1,724,874, respectively. The classification of the cost of share based compensation, in the statement of operations, is consistent with the nature of the services being rendered in exchange for the share based payment.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Share-based Compensation (Continued)

        The following table summarizes the effect of share based compensation in Wave's statement of operations for the years ended December 31:

	2011	2010	2009
Cost of Sales	$54,454	$75,876	$49,038
Selling, General & Administrative	3,845,116	1,930,529	1,068,314
Research & Development	1,480,390	807,411	607,522

Total	$5,379,961	$2,813,816	$1,724,874

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

        The following values for the indicated variables were used to value options granted during the years ended December 31:

	2011		2010
	Stock Option Plans	Stock Purchase Plan	Stock Option Plans	Stock Purchase Plan
Expected Term	4.8 Years	6 Months	5 Years	6 Months
Risk-free Rate—range	0.88% - 2.30%	0.05% - 0.11%	1.25% - 2.75%	0.20% - 0.23%
Risk-free Rate—wt. avg.	1.82%	0.08%	2.43%	0.22%
Expected Volatility—range	90.7% - 95.4%	68.4% - 88.8%	77.0% - 82.9%	75.2% - 88.7%
Expected Volatility—wt. avg.	91.01%	78.87%	77.85%	83.49%
Dividend Yield	0%	0%	0%	0%

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

        The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. For Wave's stock option plans, it is based upon an analysis of the historical behavior of option holders during the period from January 1, 2007 to December 31, 2011. Management believes historical data is representative of future exercise behavior. For Wave's Employee Stock Purchase Plan, the expected term of six months, is the length of each purchase period, pursuant to the plan.

        As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, stock-based compensation expense reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Share-based Compensation (Continued)

periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

        A summary of option activity for all Wave option plans through December 31, 2011 follows:

	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of year	10,042,332	$2.47	9,077,477	$4.13	6,528,296	$6.24
Granted	2,856,145	3.98	2,457,050	2.18	3,242,900	0.82
Forfeited	(167,959)	3.19	(199,449)	1.48	(105,654)	1.27
Expired	(486,327)	10.20	(404,301)	38.15	(588,065)	9.74
Exercised	(498,618)	1.62	(888,445)	1.45	—

Balance at end of year	11,745,573	2.55	10,042,332	2.47	9,077,477	4.13

Exercisable at end of year	6,669,771	$2.28	5,521,762	$3.23	4,907,817	$6.70

Additional shares available for grant at end of year	5,538,016		2,739,875		4,593,175

        The weighted average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $2.57, $1.39 and $0.51, respectively.

        The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2011 were 6.7 and 5.3 years, respectively.

        As of December 31, 2011, unrecognized stock-based compensation related to stock options was approximately $3,714,000. At December 31, 2011, the weighted average period this cost is expected to be expensed is 1.5 years. The total fair value of shares that vested during the years ended December 31, 2011, 2010 and 2009 was approximately $2,054,000, $1,861,000 and $1,682,000, respectively.

        As of December 31, 2011, the intrinsic value of outstanding, vested and currently exercisable share options was approximately $6,032,000.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Share-based Compensation (Continued)

        The following table summarizes information about stock options outstanding under the Wave stock options plans as of December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $1.75	2,617,026	7.0	$0.85	1,704,875	$0.87
$1.76 - $2.00	3,641,731	6.7	1.92	2,413,487	1.90
$2.01 - $3.00	1,991,063	6.1	2.50	1,289,816	2.55
$3.01 - $4.50	875,447	6.3	3.41	503,587	3.31
$4.51 - $5.50	2,289,384	7.7	4.67	427,084	4.99
$5.51 - $10.00	330,922.3		6.23	330,922	6.23

	11,745,573	6.7	$2.55	6,669,771	$2.28

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

        Stock option activity during 2011, 2010 and 2009 is as follows:

	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at Beginning of year	534,733	$1.20	556,263	$1.23	624,663	$1.23
Granted	—	—	—	—	—	—
Canceled	(106,667)	1.20	(21,530)	2.65	(68,400)	1.20

Balance at end of year	428,066	1.20	534,733	1.20	556,263	1.23

Exercisable at end of year	428,066	$1.20	534,733	$1.20	556,263	$1.23

Additional shares available for grant at end of year	2,044,157		1,937,490		1,915,960

        No options were granted under the Wavexpress stock option plan during the years ended December 31, 2011, 2010 and 2009.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Share-based Compensation (Continued)

        The following table summarizes information about Wavexpress' stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.20	428,066.5		$1.20	428,066	$1.20

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

        Approximately 50%, 50% and 30% of eligible employees participated in the Purchase Plan for the years ended December 31, 2011, 2010 and 2009, respectively. For the year ended December 31, 2011 employees purchased 385,116 shares of Wave Class A Common Stock at an average share price of $2.12 per share, for an aggregate of $814,644 in proceeds to Wave. For the year ended December 31, 2010 employees purchased 391,919 shares of Wave Class A Common Stock at an average share price of $1.54 per share, for an aggregate of $601,807 in proceeds to Wave. For the year ended December 31, 2009 employees purchased 517,633 shares of Wave Class A Common Stock at an average share price of $0.50 per share, for an aggregate of $260,285 in proceeds to Wave.

(12) Warrants

        On July 21, 2009, Wave issued warrants to investors to purchase up to 895,868 shares of Class A Common Stock pursuant to which Wave sold and issued 1,791,738 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,648,400. The warrants are exercisable at an exercise price of $1.155 per share and expire on January 21, 2015. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $1,034,728, at the exercise price. During 2011 and 2010, Wave received gross proceeds of $226,605 and $494,265, respectively, in connection with the issuance of 196,195 and 427,935 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On July 16, 2009, Wave issued warrants to investors to purchase up to 1,724,024 shares of Class A Common Stock pursuant to which Wave sold and issued 3,448,042 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,172,199. The warrants are exercisable at an exercise price of $1.155 per share and expire on January 16, 2015. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $1,991,248, at the exercise price. During 2011 and 2010, Wave received gross proceeds of $408,018 and $1,352,231, respectively, in connection with the issuance of 353,262 and 1,170,763 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Warrants (Continued)

        On April 8, 2009, Wave issued warrants to investors to purchase up to 940,568 shares of Class A Common Stock pursuant to which Wave sold and issued 1,881,136 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,034,625. The warrants are exercisable at an exercise price of $0.55 per share and expire on April 8, 2012. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $517,312, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 112,868 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.55 per share and expire on April 8, 2012. If exercised in full, the warrants granted to the placement agent may generate up to an additional $62,077, at the exercise price. During 2011, 2010 and 2009, Wave received gross proceeds of $58,813, $234,375 and $6,875, respectively, in connection with the issuance of 106,932, 426,136 and 12,500 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 30,070 and 34,560 shares of Class A Common Stock were issued to SRA during 2011 and 2010, respectively, upon the partial cashless exercise of the warrants that were granted to SRA as part of this financing.

        On March 13, 2009, Wave issued warrants to investors to purchase up to 392,500 shares of Class A Common Stock pursuant to which Wave sold and issued 785,000 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $431,750. The warrants are exercisable at an exercise price of $0.55 per share and expire on March 13, 2012. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $215,875, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 47,100 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.55 per share and expire on March 13, 2012. If exercised in full, the warrants granted to the placement agent may generate up to an additional $25,905, at the exercise price. During 2011, 2010 and 2009, Wave received gross proceeds of $2,750, $90,750 and $48,125, respectively, in connection with the issuance of 5,000, 165,000 and 87,500 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 21,702 and 3,144 shares, respectively, of Class A Common Stock were issued to SRA during 2011 and 2010 upon the partial cashless exercise of the warrants that were granted to SRA as part of this financing.

        On December 24, 2008, Wave issued warrants to investors to purchase up to 1,140,000 shares of Class A Common Stock pursuant to which Wave sold and issued 456 shares of 8% Series K Convertible Preferred Stock, par value $.01 per share for an aggregate purchase price of $1,276,800. The warrants were exercisable at an exercise price of $0.28 per share and expired on December 24, 2011. Wave also issued to a placement agent warrants to purchase up to 273,600 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.28 per share and expired on December 24, 2011. If exercised in full and in cash, the warrants granted to the placement agent would have generated up to an additional $76,608, at the exercise price. During 2011, 2010 and 2009, Wave received gross proceeds of $268,100, $45,500 and $2,800, respectively, in connection with the issuance of 957,500, 162,500 and 10,000 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. 10,000 warrants expired, unexercised on December 24, 2011. During 2010 and 2009, 231,945 and 17,361 shares, respectively, of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrant that was granted to SRA as part of this financing.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Warrants (Continued)

        On October 30, 2008, Wave issued warrants to investors to purchase up to 2,220,000 shares of Class A Common Stock pursuant to which Wave sold and issued 111 shares of Series J Convertible Preferred Stock, par value $.01 per share for an aggregate purchase price of $721,500. The warrants are exercisable at an exercise price of $0.40 per share and expire on October 30, 2013. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $888,000, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 66,600 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.40 per share and expired on October 30, 2011. If exercised in full and in cash, the warrants granted to the placement agent would have generated up to an additional $26,640, at the exercise price. During 2010, Wave received gross proceeds of $149,000, in connection with the issuance of 372,500 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 31,532 and 29,020 shares of Class A Common Stock were issued to SRA during 2011 and 2010, respectively, upon the complete and cashless exercise of the warrants that were granted to SRA as part of this financing.

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

        On August 11, 2008, Wave issued warrants to investors to purchase up to 342,083 shares of Class A Common Stock pursuant to which Wave sold and issued 1,368,333 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $821,000. The warrants were exercisable at an exercise price of $0.65 per share and expired on August 11, 2011. If exercised in full, the investor warrants granted in connection with this financing would have generated up to an additional $222,354, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 82,100 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.65 per share and would have expired on February 11, 2010. If exercised in full and in cash, the warrants granted to the placement agent would have generated up to an additional $53,365, at the exercise price. During 2010, Wave received gross proceeds of $222,354, in connection with the issuance of 342,083 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, during 2010 and 2009, 53,456 and 3,659 shares, respectively, of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrants that were granted to SRA as part of this financing.

        On June 30, 2008, Wave issued warrants to investors to purchase up to 470,125 shares of Class A Common Stock pursuant to which Wave sold and issued 1,880,500 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,598,425. The warrants were exercisable at an exercise price of $0.90 per share and expired on June 30, 2011. If exercised in full and in cash, the investor warrants granted in connection with this financing would have generated up to an additional $423,113, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 112,830 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.90 per share and would have expired on December 31, 2009. If exercised in full and in cash, the warrants granted to the placement agent would

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Warrants (Continued)

have generated up to an additional $101,547, at the exercise price. During 2011, 2010 and 2009, Wave received gross proceeds of $27,350, $302,162 and $45,000, respectively, in connection with the issuance of 67,472, 335,736 and 50,000 shares, respectively, of Class A Common Stock upon the complete and partial cashless exercise of warrants that were granted to investors as part of this financing. Additionally, during 2009, 30,178 shares of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrants that were granted to SRA as part of this financing.

        On May 23, 2008, Wave issued warrants to investors to purchase up to 537,812 shares of Class A Common Stock pursuant to which Wave sold and issued 2,151,250 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,721,000. The warrants were exercisable at an exercise price of $0.85 per share and expired on May 23, 2011. If exercised in full, the investor warrants granted in connection with this financing would have generated up to an additional $457,140, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 129,075 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.85 per share and would have expired on November 23, 2009. If exercised in full and in cash, the warrants granted to the placement agent would have generated up to an additional $109,714, at the exercise price. During 2011 and 2010, Wave received gross proceeds of $273,594 and $183,547, respectively, in connection with the issuance of 321,874 and 215,938 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, during 2009, 28,339 shares of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrants that were granted to SRA as part of this financing.

        On February 29, 2008, Wave issued warrants to investors to purchase up to 952,050 shares of Class A Common Stock pursuant to which Wave sold and issued 3,173,500 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,490,850. The warrants are exercisable at an exercise price of $1.15 per share and expire on February 28, 2013. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $1,094,858, at the exercise price. Wave also issued to SRA warrants to purchase up to 190,410 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $1.33 per share and expired unexercised on February 28, 2010. During 2010, Wave received gross proceeds of $905,108, in connection with the issuance of 787,050 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Warrants (Continued)

for the sales representative. These warrants are currently exercisable and expire January 1, 2013 through April 30, 2013.

        A summary of warrants outstanding at December 31, 2011, follows:

	Warrants Outstanding
		Weighted Average Remaining Contractual Life (in years)		Warrants Exercisable
			Weighted Average Exercise Price
Exercise Price	Number of Shares			Number of Shares	Weighted Average Exercise Price
$0.25 - $0.50	1,847,500	1.8	$0.40	1,847,500	$0.40
$0.51 - $1.00	586,532.2		$0.55	586,532	$0.55
$1.01 - $2.00	641,737	2.6	$1.16	641,737	$1.16
$2.01 - $4.35	14,788	1.2	$3.38	14,788	$3.38

	3,090,557	1.7	$0.60	3,090,557	$0.60

(13) Wavexpress

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

        Wave has funded Wavexpress through a series of convertible notes, some with attached warrants. The notes bear interest at the rate of 2% to 3% above the Prime Rate of Chase Manhattan Bank. Generally, the notes are convertible into shares of common stock of Wavexpress at varying prices per share. Through December 31, 2011, Wave has funded Wavexpress with approximately $47,105,000 in cash loans, which have accumulated approximately $38,764,000 in accrued interest. Such amounts include approximately $9,500,000 that has since automatically converted into 1,826,571 additional shares of Wavexpress at an average conversion price of $5.20 per share. These amounts are eliminated in consolidation.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Wavexpress (Continued)

        As of December 31, 2011, Wave owns 97.3% of Wavexpress, while Sarnoff owns 1.7% (on a fully diluted basis). None of the minority shareholders have provided, or are obligated to provide, funding to Wavexpress. Accordingly, the financial statements of Wavexpress have been included in the consolidated financial statements of Wave for all periods presented herein. In addition, Wave has not recorded a minority interest in Wavexpress in the consolidated financial statements and therefore has reflected 100% of Wavexpress' balance sheet and operating results in its consolidated financial statements. Wavexpress has incurred net operating losses of approximately $27,000, $80,000 and $631,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

(14) Commitments and Contingencies

Operating Leases

        Summarized below is a listing of properties leased by Wave pursuant to non-cancelable operating leases. Wave's principal research and development activities are conducted at the Princeton and Cupertino facilities.

Location	Annual Lease Cost	Lease Expiration Date
Lee, MA	$154,331	Monthly
Tel Aviv, Israel	312,000	Jan. 2014
Princeton, NJ	99,072	Dec. 2014
Philadelphia, PA	50,400	Jun. 2012
Cupertino, CA	521,934	Dec. 2013
Tucson, AZ	8,400	Jun. 2014
London, UK	30,888	Sep. 2012
Orvault, France	13,563	Feb. 2012

Total	$1,190,588

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2011 are as follows:

2012	$982,966
2013	946,118
2014	714,086
2015	632,266
Thereafter	365,342

Total minimum lease payments	$3,640,778

        Rent expense for the years ended December 31, 2011, 2010 and 2009 amounted to approximately $1,177,000, $765,000 and $907,000, respectively. Rent expense for the year ended December 31, 2011 included a $100,000 termination fee in connection with the cancellation of an operating lease for Wave's Cupertino facility. During November 2011, Wave completed a move to a new facility in Cupertino where it continues to conduct research and development activities.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Commitments and Contingencies (Continued)

Capital Leases

        Wave has a capitalized lease obligation for computer equipment due monthly through July 2013 of $116,733 and $183,504 as of December 31, 2011 and 2010, respectively. The interest rate is 7.7% per annum. This lease obligation is collateralized by the related assets with a net book value of $-0- as of December 31, 2011 reflecting an impairment charge due to the suspension of Wavexpress' TVTonic consumer media services (see note 12).

        Future minimum lease payments under this non-cancelable capital lease as of December 31, 2011 are as follows:

2012	$78,529
2013	45,808

Total minimum lease payments	124,337
Less: Amount representing interest	(7,604)

Balance at December 31, 2011	$116,733

  Contingent Liability

        Landmark Ventures, Inc. ("Landmark") has asserted that Safend Inc. ("Safend USA"), a subsidiary of Safend Ltd. (Wave's Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the "Consulting Agreement") which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York, Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000. Landmark has also named Safend Ltd. and Wave as defendants, alleging that both companies are legally responsible for Safend USA's alleged breaches. Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety. The motion to dismiss is currently pending before the court. Based on Wave's understanding of the asserted claims and its anticipated legal defenses, Wave currently cannot make a reasonable estimate of the reasonably possible loss or range of losses, if any. However, an unfavorable outcome could materially and adversely affect Wave's business, financial condition or results of operations.

(15) Income Taxes

        Loss before income tax expense for the year ended December 31, 2011 was $8,729,693 and $1,990,084 for the United States of America and the State of Israel, respectively.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        Income tax expense attributable to income from continuing operations for the years ended December 31, 2011, 2010 and 2009 consisted of:

	2011	2010	2009
Current income tax expense:
Federal	—	—	—
State	74,959	72,782	—
Foreign	—	—	—

	74,959	72,782	—
Deferred income tax expense:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—
Total income tax expense	$74,959	$72,782	$—

        The following table summarizes the significant differences between the United States federal statutory tax rate and the Company's effective tax rate for financial statement reporting purposes:

	2011	2010	2009
Statutory tax rate	34%	34%	34%
Stock-based compensation on ISO's	(17)	(8)	(18)
State tax, net of federal benefit	(1)	(2)	—
Change in valuation allowance	(17)	(26)	(16)

Total	(1)%	(2)%	—%

        The tax effects of temporary differences that give rise to the net deferred tax asset at December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$97,696,000	$96,004,000
Accrued expenses	2,110,000	791,000
Intangibles	282,000	286,000
Reserves	854,000	896,000
Depreciation	105,000	345,000

Net deferred tax assets	101,047,000	98,322,000
Less valuation allowance	(98,402,000)	(98,322,000)

Deferred tax assets	2,645,000	—
Deferred tax liabilities:
Acquired intangible assets	(2,645,000)	—

Net deferred tax assets (liabilities)	$—	$—

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        The valuation allowance increased by approximately $80,000 during the year ended December 31, 2011 decreased by approximately $3.5 million during the year ended December 31, 2010.

        Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. At December 31, 2011 and 2010, Wave's historical operating results, its cumulative loss positions and uncertainty surrounding its forecasts, led management to conclude that a valuation allowance of $98,402,000 and $98,322,000, respectively, is needed to offset its deferred tax assets. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2011 will be allocated as follows: $97,662,000 to continuing operations and $740,000 to additional paid-in capital for amounts attributable to exercise of employee stock options.

        Wave has federal and state net operating loss carryforwards of approximately $276.3 million, which expire beginning in 2012 through 2031 and include approximately $7.2 million of net operating loss carryforwards of Safend, Inc., a wholly owned US-based subsidiary of Safend. Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period. Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.

        Safend's undistributed earnings were $-0- at December 31, 2011. As at December 31, 2011, cash and cash equivalents held by our foreign subsidiary was approximately $0.9 million. These funds are not available for domestic operations unless the funds are repatriated. If the Company planned to or did repatriate these funds then U.S. federal and state income taxes would be incurred. We currently have no plans and do not intend to repatriate any of our undistributed foreign funds. The foreign funds will be permanently reinvested and used for foreign operations.

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits at December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at beginning of year	$0	$5,165,535	$11,353,354
Increases related to current tax positions	0	0	0
Decreases related to prior year tax positions	0	(5,165,535)	(6,187,819)
Balance at end of year	$0	$0	$5,165,535

        The unrecognized tax benefits, if recognized, would not have affected the Company's effective tax rate because the Company has recorded a full valuation allowance against its net deferred tax assets. The decreases related to prior year tax positions are attributable to an amendment to tax deductions previously taken on the Company's tax returns.

        The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files United States Federal and state income tax returns. In general, the statute of limitations with respect to the Company's United States Federal income taxes has expired for years prior to 2007, and the relevant state statutes vary. However, preceding years remain open to examination by United States Federal and state taxing authorities to

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

the extent of future utilization of net operating losses and capital losses generated in each preceding year. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2012. As described above, utilization of the Company's loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code. Any limitation may result in expiration of a portion of the net operating and capital loss carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position.

(16) Defined Contribution Plan

        Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2011, 2010 or 2009.

(17) Disclosures about the Fair Value of Financial Instruments

Cash and Cash Equivalents, Prepaid Expenses and Other Receivables, Accounts Payable and Accrued Expenses

        The carrying amounts of these instruments approximate fair value because of their short maturities.

        As of December 31, 2011, Wave's financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments. Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $2,287,000 at December 31, 2011) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(18) Segment Reporting

        Wave's products include the Wave EMBASSY® digital security products and services ("EMBASSY®") and Safend's endpoint data loss protection products and services. These products and services constitute Wave's reportable segments as of December 31, 2011. The 2010 and 2009 segment information previously included financial information pertaining to Wavexpress and their broadband media distribution products and services. The operations of Wavexpress were suspended in late 2008. Since that time, Wavexpress' expenses have consisted primarily of a minor amount of share-based compensation expense and interest expense. For all periods presented, these expenses are included with the Wave EMBASSY® digital security products and services segment.

        Net losses for reportable segments exclude net interest income (expense) and other income. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave's Chief Financial Officer.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Segment Reporting (Continued)

        The following sets forth reportable segment data:

	For the years ended December 31,
	2011	2010	2009
Operating Revenues:
EMBASSY® digital security products and services	34,415,818	26,050,792	18,888,879
Safend endpoint data loss protection products and services	1,723,197	—	—

Total Operating Revenues	$36,139,015	$26,050,792	$18,888,879

Net Loss:
EMBASSY® digital security products and services	(8,734,824)	(4,034,193)	(3,326,785)
Safend endpoint data loss protection products and services	(2,155,368)	—	—

Total Segments Net Loss	(10,890,192)	(4,034,193)	(3,326,785)
Net other income	175,004	—	—
Net interest expense	(4,589)	(15,842)	(19,466)
Income tax expense	(74,959)	(72,782)	—

Net Loss	$(10,794,736)	$(4,122,817)	$(3,346,251)

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	592,227	404,795	259,210
Safend endpoint data loss protection products and services	412,841	—	—

Total Depreciation and Amortization Expense	$1,005,068	$404,795	$259,210

Capital Expenditures:
EMBASSY® digital security products and services	982,821	528,138	88,007
Safend endpoint data loss protection products and services	12,582	—	—

Total Capital Expenditures	$995,403	$528,138	$88,007

	December 31, 2011	As of December 31, 2010	December 31, 2009
Assets:
EMBASSY® digital security products and services	12,373,734	17,083,883	6,327,925
Safend endpoint data loss protection products and services	17,748,523	—	—

Total Assets	$30,122,257	$17,083,883	$6,327,925

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Segment Reporting (Continued)

        The following table details Wave's sales by geographic area for the years ended December 31, 2011, 2010 and 2009. Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2011
EMBASSY® digital security products and services	$30,260,537	$3,813,236	$342,045	$34,415,818
Safend endpoint data loss protection products and services	743,404	872,494	107,299	1,723,197

Total	$31,003,941	$4,685,730	$449,344	$36,139,015
% of Total	86%	13%	1%	100%
2010
EMBASSY® digital security products and services	$25,167,998	$72,646	$810,148	$26,050,792
Safend endpoint data loss protection products and services	—	—	—	—

Total	$25,167,998	$72,646	$810,148	$26,050,792
% of Total	97%	0%	3%	100%
2009
EMBASSY® digital security products and services	$18,350,388	$5,440	$533,051	$18,888,879
Safend endpoint data loss protection products and services	—	—	—	—

Total	$18,350,388	$5,440	$533,051	$18,888,879
% of Total	97%	0%	3%	100%

        Approximately 90% of all long-lived assets of Wave are located within the United States of America and approximately 10% located in the State of Israel.

        Customers, by segment, from which Wave derived revenue in excess of 10% for the years ended December 31st are as follows:

		2011	2010	2009
Customer	Segment	Revenue
Dell, Inc.	EMBASSY®	$22,259,058	$20,714,154	$15,281,863
% of Total Revenue		62%	80%	81%

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Selected Quarterly Financial Data (unaudited)

	Quarter-ended
	December 31, 2011	September 30, 2011***	June 30, 2011	March 31, 2011
Revenues	$11,034,515	$9,534,138	$8,094,126	$7,476,236
Cost of net revenues	542,137	487,124	382,060	372,928
Loss from operations	(4,731,724)	(1,843,386)	(2,058,696)	(2,256,386)
Net loss	(4,863,417)	(1,845,551)	(1,828,081)	(2,257,687)
Net loss per common share—basic and diluted	$(0.05)	$(0.02)	$(0.02)	$(0.03)

	Quarter-ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenues	$7,037,238	$6,695,452	$6,448,674	$5,869,428
Cost of net revenues	476,813	489,204	459,141	351,660
Loss from operations	(1,210,045)	(1,174,597)	(962,666)	(759,667)
Net loss	(1,213,296)	(1,178,472)	(966,874)	(764,175)
Net loss per common share—basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

***
As discussed in footnote 6, the Company corrected an immaterial error to reflect the fair value of its liability to the OCS with offsetting amounts recorded to intangible assets and goodwill as part of preparing its year-end financial statements for December 31, 2011. The Company will correct the balance sheet presentation for September 30, 2011 in their Quarterly Report on Form 10Q for the period ending September 30, 2012.

(20) Subsequent Events

        During January 2012, Wave entered into an At the Market Sales Agreement with MLV & Co. LLC ("MLV") under which the Company is able to sell shares of its common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV. As of March 26, 2012, the Company issued approximately 1.1 million shares of our common stock in at the market offerings through MLV and raised net proceeds of approximately $2.4 million after deducting offering costs of approximately $73,000.