Form 10-Q
period 2012-03-31
WAVE SYSTEMS CORP
filed 2012-05-10
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2012: 92,331,618 shares of Class A Common Stock and 35,556 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,255,835	$3,385,035
Accounts receivable, net of allowance for doubtful accounts of $-0- at March 31, 2012 and December 31, 2011	4,294,539	7,198,645
Prepaid expenses	803,429	823,761
Total current assets	7,353,803	11,407,441
Property and equipment, net	1,160,213	1,236,844
Amortizable intangible assets, net	10,522,506	10,925,306
Goodwill	6,216,059	6,216,059
Other assets	327,160	336,607
Total Assets	25,579,741	30,122,257
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	7,569,921	6,701,026
Current portion of capital lease payable	73,466	72,074
Deferred revenue	5,654,184	6,619,257
Total current liabilities	13,297,571	13,392,357
Long-term portion of capital lease payable	25,763	44,659
Other long-term liabilities	56,410	66,283
Royalty liability	3,933,334	4,043,163
Long-term deferred revenue	1,145,242	1,035,220
Total liabilities	18,458,320	18,581,682
Stockholders’ Equity:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 90,982,357 shares issued and outstanding in 2012 and 89,574,385 in 2011	909,824	895,744
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 35,556 shares issued and outstanding in 2012 and 2011	355	355
Capital in excess of par value	377,478,000	373,598,144
Accumulated deficit	(371,266,758)	(362,953,668)
Total Stockholders’ Equity	7,121,421	11,540,575
Total Liabilities and Stockholders’ Equity	$25,579,741	$30,122,257

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenues:
Licensing	$6,658,267	$7,264,119
Services	323,870	212,117
Total net revenues	6,982,137	7,476,236
Operating expenses:
Licensing - cost of net revenues	463,630	298,881
Services - cost of net revenues	61,830	74,047
Selling, general, and administrative	9,773,783	6,060,907
Research and development	5,017,479	3,298,787
Total operating expenses	15,316,722	9,732,622
Operating loss	(8,334,585)	(2,256,386)
Other income (expense):
Net currency transaction gain	23,600	—
Net interest expense	(2,105)	(1,301)
Total other income (expense)	21,495	(1,301)
Net loss	$(8,313,090)	$(2,257,687)
Loss per common share — basic and diluted	$(0.09)	$(0.03)
Weighted average number of common shares outstanding during the period	90,233,603	82,168,105

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance as of December 31, 2011	89,574,385	$895,744	35,556	$355	$373,598,144	$(362,953,668)	$11,540,575
Net loss	—	—	—	—	—	(8,313,090)	(8,313,090)
Issuance of Class A common stock at prices ranging from $2.10 - $2.28 per share, less issuance costs of $75,320	1,114,241	11,142	—	—	2,348,240	—	2,359,382
Warrants exercised at $0.55 per share	215,000	2,150	—	—	116,100	—	118,250
Employee stock options exercised at $0.81 - $1.95 per share	65,432	655	—	—	59,897	—	60,552
Cashless exercise of warrants at $0.55 per share	13,299	133	—	—	(133)	—	—
Stock based compensation	—	—	—	—	1,355,752	—	1,355,752
Balance as of March 31, 2012	90,982,357	$909,824	35,556	$355	$377,478,000	$(371,266,758)	$7,121,421

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,313,090)	$(2,257,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	526,789	123,808
Compensation associated with issuance of stock options	1,355,752	1,193,883
Changes in assets and liabilities:
Decrease in accounts receivable	2,904,106	8,329,942
Decrease (increase) in prepaid expenses	20,332	(8,321)
Decrease in other assets	9,447	—
Increase (decrease) in accounts payable and accrued expenses	854,285	(618,844)
Decrease in deferred revenue	(855,051)	(1,898,859)
Decrease in royalty liability	(95,219)	—
Decrease in other long-term liabilities	(9,873)	—
Net cash provided by (used in) operating activities	(3,602,522)	4,863,922

Cash flows from investing activities:
Acquisition of property and equipment	(47,358)	(172,044)
Net cash used in investing activities	(47,358)	(172,044)

Cash flows from financing activities:
Payments on capital lease obligation	(17,504)	(16,217)
Proceeds from exercise of warrants	118,250	826,557
Proceeds from employee stock option exercises	60,552	636,080
Net proceeds from issuance of common stock	2,359,382	—
Net cash provided by financing activities	2,520,680	1,446,420

Net increase (decrease) in cash and cash equivalents	(1,129,200)	6,138,298

Cash and cash equivalents at beginning of period	3,385,035	3,595,076

Cash and cash equivalents at end of period	$2,255,835	$9,733,374

Supplemental cash flow information:
Non-cash financing activities:
Cashless exercise of warrants	$133	$—
Cash paid during the period for:
Interest	$2,126	$3,415

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2012 and 2011

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (“Wave”) as of March 31, 2012 and December 31, 2011, and the results of its operations and cash flows for the three-month periods ended March 31, 2012 and 2011.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2011, included in its Form 10-K filed on March 30, 2012.  The results of operations for the three-months ended March 31, 2012 are not necessarily indicative of the operating results for the full year or any future periods.

References to “Wave”, “we”, “us”, “our” or “the Company” refer to Wave Systems Corp and its consolidated subsidiaries and include the financial statements of Wave Systems Corp. (“Wave” or “the Company”); Wave Systems Holdings, Inc., a wholly-owned subsidiary; Wavexpress, Inc. (referred to individually, as the context so requires, as “Wavexpress”), a majority-owned subsidiary; and Safend, Ltd. (referred to individually, as the context so requires, as “Safend”), a wholly-owned subsidiary acquired on September 22, 2011.  All significant intercompany transactions have been eliminated.

1.     Business Combination

Acquisition of Safend

On September 22, 2011 we completed our acquisition of Safend, a company incorporated under the laws of Israel.  Safend provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery. The goodwill recorded in connection with this business combination is primarily related to the ability of the acquired company to develop new products and technologies in the future and incorporates expected synergies to be achieved in connection with the acquisition.  The goodwill recognized is not expected to be deductible for income tax purposes.  Transaction costs associated with this business combination consisted primarily of legal fees which were expensed as incurred and amounted to approximately $405,000.

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

Allocation of Purchase Price

The total purchase price paid for the 100% equity interest in Safend has been allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. As part of the process, we performed a preliminary valuation analysis to determine the fair values of certain assets and liabilities of Safend as of the acquisition date. The determination of the value of these components required us to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include, but are not limited to, the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin, while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with such respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets acquired and liabilities assumed has been recorded as goodwill. Goodwill has been reflected in the Safend segment.  The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date.

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

Adjustments for Receivables and Deferred Revenue

As previously reported, the Company has determined that certain previously filed financial statements relating to Safend should not be relied upon due to certain accounting errors including: (i) improperly applied revenue recognition criteria, (ii) a bookkeeping error in the accounting for deferred revenue, and (iii) certain accounts receivable determined to be uncollectible.  As a result of these errors, in the preliminary purchase price allocation reported by the Company during the third quarter ended September 30, 2011, acquired accounts receivable was overstated by $649,480 and acquired deferred revenue was understated by $383,726.

The Company has corrected the initial allocation of the purchase price to properly state the acquired receivables and deferred revenue.  The errors amounted to $1,033,206 in the aggregate, the details of which have been reflected in the table above.  Pursuant to the terms of the Share Purchase Agreement to acquire Safend (SPA), as part of the closing, 600,723 Wave shares with a value at September 22, 2011 of approximately $1,300,000 were placed into escrow with two thirds of the amount to be released 12 months subsequent to the closing date and one third to be released after an additional 6 months. Pursuant the terms of the SPA, the Company was provided 60 days subsequent to the closing date of September 22, 2011 to present a final working capital statement and any negative adjustment to the purchase price based upon final working capital being below an agreed upon target. The selling shareholders would have 45 days to review and dispute any such adjustment.  The SPA called for adjudication by an independent accounting firm of any proposed adjustments to the working capital statement if not agreed upon by the Company and the selling shareholders.  Once determined, any adjustment to the purchase price based upon the working capital being below the agreed upon target would have resulted in a return of that value to the Company from the shares held in escrow.  Because management did not identify the errors during the 60 day period, the Company did not propose to adjust the final working capital statement or the purchase price.  The errors were subsequently identified during the preparation of the Company’s consolidated financial statements for the year ended December 31, 2011. The Company is evaluating its rights under the SPA and may pursue legal remedies for breaches of representations and warranties arising from these errors.  As a result of the foregoing, the financial impact of these errors was recorded in the Company’s consolidated statement of operations during the three months ended December 31, 2011.

Adjustment for Royalty Obligation

As previously reported, Safend has received grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (OCS), for the financing of a portion of its research and development expenditures in Israel. Safend is required to pay back the grants to the Israeli government based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments.  The Israeli government charges interest at LIBOR for any outstanding grant amounts due to be repaid.  As part of the preliminary purchase price allocation recorded in the third quarter ended September 30, 2011, the Company did not record the fair value of the obligation to the Israeli government associated with these grants.  The total value of the grants owed as of September 22, 2011 was approximately $5.4 million and the Company determined the fair value of this liability was $4,043,000.  In connection with this adjustment, the Company also revised the amounts which had previously been recorded for acquired intangible assets in the amount of $1,770,000 and goodwill in the amount of $2,273,000.  These amounts have been reflected in the table above.  At March 31, 2012 and December 31, 2011, this liability amounted to $4,212,334 and $4,307,553, respectively, reflecting additional grants received and amounts repaid since the acquisition date.  The Company’s policy to accrete the discount recorded to the liability subsequent to the acquisition date is based on the effective interest method.

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

A detailed description of the accounting policies deemed critical to the understanding of the consolidated financial statements is included in the notes to Wave’s audited financial statements for the year ended December 31, 2011, included in its Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Revenue Recognition — Wave derives revenues primarily from the licensing of its EMBASSY Trust Suite, endpoint data loss protection products and services and its eTMS software products and development contracts.  All of these sales arrangements may include multiple-elements and/or require significant modification or customization of our software.

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

LICENSES

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with our OEM partners, software development and other services.  Our distribution arrangements lead to separate software license upgrade agreements with the end users of the products distributed by the OEMs.  We apply software revenue recognition guidance to all transactions except those where no software is involved.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  Persuasive evidence is generally a binding purchase order or license agreement. Delivery occurs when product is shipped, for our OEM distribution arrangements, or delivered via a license key, for our license upgrade agreements.

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

During the quarter ended March 31, 2011, we had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for our small class of customers.  Through March 31, 2012, we continue to lack sufficient independent maintenance renewals to establish VSOE for our large customer class.  As a result, beginning in the quarter ended March 31, 2011, for the small customer class, we have allocated the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is still the case for our large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.  At March 31, 2012 and December 31, 2011, our deferred revenue consists of the unamortized balance of maintenance for sales to our small class of customers and arrangements where VSOE does not exist — all large customer orders and small customer orders received prior to January 1, 2011.

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

Safend enters into perpetual software license agreements, referred to as license upgrade agreements, through direct sales to customers and indirect sales through its OEM partners, distributors and resellers.  These license upgrade agreements, or arrangements, generally include a maintenance component.  For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the VSOE of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as licensing revenue.  VSOE of fair value is based upon the price for which the undelivered element is sold separately.

Safend has VSOE of fair value for its Encryptor, Protector and Inspector products.  As a result Safend has allocated the arrangement consideration among the elements included in its multi-element arrangements using the residual method. As noted above, under the residual method, the VSOE of fair value for the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.  When VSOE of fair value for the undelivered elements does not exist, as is still the case for Safend’s Discoverer, Reporter and Auditor products, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.

Licensing - cost of net revenues includes foreign tax withholdings, customer support personnel costs and share-based compensation expense.

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

Services - cost of net revenues includes non-recurring government time and materials costs incurred in connection with a contract with the United States Department of Defense and share-based compensation expense.

Share-based Compensation — We recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan. Share-based compensation expense recognized is based on the value of the portion of share-based payment award that is ultimately expected to vest and has been reduced for estimated forfeitures.  We value share-based payment awards at grant date using an option-pricing model.  Our determination of the fair value of the share-based payment award on the date of grant using the option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, our expected stock price volatility over the term of the award and actual and projected employee stock option exercise behaviors.

3.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of March 31, 2012, had an accumulated deficit of $371,266,758.  We also expect Wave will incur an operating loss for the fiscal year 2012.  As of March 31, 2012, we had negative working capital of $5,943,768.

Due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated to fund its cash flow requirements for the twelve-months ending March 31, 2013.  As of March 31, 2012, we had approximately $2.3 million of cash on hand.  Given Wave’s forecasted capital requirements for the twelve-months ending March 31, 2013, our cash balance as of March 31, 2012, and the uncertainty as to whether we will generate sufficient revenue, Wave will be required to raise additional capital to continue to fund its operations.  We expect to obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $30,000,000 shelf registration statement that we filed on June 21, 2011 and was declared effective by the Commission on July 22, 2011.  As of May 8, 2012, approximately $23,979,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

During January 2012, we entered into an At the Market Sales Agreement with MLV & Co. LLC (“MLV”) under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV. During the three-month period ended March 31, 2012, Wave sold 1,114,241 shares of its Class A common stock through MLV at an average price of $2.19 per share, for net proceeds of approximately $2.4 million after deducting offering costs of approximately $75,000. Subsequent to March 31, 2012, Wave sold 997,418  shares of its Class A common stock through MLV at an average price of $1.57 per share, for net proceeds of approximately $1.5 million after deducting offering costs of approximately $47,000.   As of May 8, 2012, Wave has sold a total of approximately 2.1 million shares of its common stock through MLV, raising net proceeds of approximately $3.9 million after deducting offering costs of approximately $122,000.

Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

4.               Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the quarters ended March 31, 2012 and 2011, were approximately 3,969,000 shares and 8,599,000 shares, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 16,852,000 and 15,715,000 shares were outstanding for the quarters ended March 31, 2012 and 2011 respectively, but these shares were not included in the computation of diluted loss per share because the exercise price of these stock options and other stock warrants was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

5.               Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance has not had a material impact on our consolidated financial position, results of operations or cash flows.

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

6.     Share-based Compensation

Wave recognized $1,355,752 and $1,193,883 of share-based compensation during the three-months ended March 31, 2012 and 2011, respectively.  During the three-months ended March 31, 2012, Wave granted 2,616,250 stock options at a weighted-average estimated fair value of $1.53.  During the three-months ended March 31, 2011, Wave granted 2,070,415 stock options at a weighted-average estimated fair value of $2.88.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month periods ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
Cost of net revenues	$11,994	$11,785
Selling, general & administrative	971,820	838,925
Research & development	371,938	343,173
Total	$1,355,752	$1,193,883

7.     Amortizable Intangible Assets and Goodwill

Wave’s amortizable intangible assets consist of two patents acquired on May 7, 2010 for $1,100,000 and $10,578,000 of identifiable intangible assets acquired as a result of the Company’s acquisition of Safend on September 22, 2011.

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

The fair value of the identifiable intangible assets acquired as a result of the Company’s acquisition of Safend on September 22, 2011 was determined based on the present value of the expected future cash flows from the Safend intangibles acquired. Wave also recorded $6,216,059 of goodwill in connection with the acquisition of Safend. All goodwill is reported in the Safend operating segment. None of the goodwill recorded upon the acquisition is expected to be deductible for tax purposes.

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

The following schedule presents the changes in the carrying amount of goodwill during the period ended March 31, 2012:

Balances as of December 31, 2011	$6,216,059
Adjustments to goodwill	—
Balances as of March 31, 2012	$6,216,059

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

The following schedule presents the details of intangible assets as of March 31, 2012 and December 31, 2011:

	March 31, 2012
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Developed technology	$6,426,000	$(479,400)	$5,946,600	6.6

In-Process technology	90,000	—	90,000	—

Customer relationships	3,972,000	(207,427)	3,764,573	9.6

Trade name	90,000	(47,000)	43,000.6

Acquired patents	1,100,000	(421,667)	678,333	3.2
	$11,678,000	$(1,155,494)	$10,522,506

	December 31, 2011
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Developed technology	$6,426,000	$(253,400)	$6,172,600	6.8

In-Process technology	90,000	—	90,000	—

Customer relationships	3,972,000	(108,127)	3,863,873	9.8

Trade name	90,000	(24,500)	65,500.8

Acquired patents	1,100,000	(366,667)	733,333	3.4
	$11,678,000	$(752,694)	$10,925,306

Amortization expense associated with intangible assets was $402,799 and $55,000 for the three months ended March 31, 2012 and 2011, respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2012	$1,194
2013	1,535
2014	1,535
2015	1,389
2016	1,315
Thereafter	3,465
Total	$10,433

8.     Income Taxes

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

9.           Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Safend’s endpoint data loss protection products and services.  These products and services constitute Wave’s reportable segments as of March 31, 2012.  The 2011 segment information previously included financial information pertaining to Wavexpress and their broadband media distribution products and services.  The operations of Wavexpress were suspended in late 2008.  Since that time, Wavexpress’ expenses have consisted primarily of a minor amount of share-based compensation expense and interest expense.  For all periods presented, these expenses are included with the Wave EMBASSY® digital security products and services segment.

Net losses for reportable segments exclude net interest income (expense) and other income.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s Chief Financial Officer.

The following sets forth reportable segment data:

	Three-months ended March 31,
	2012	2011
Net revenues:
EMBASSY digital security products and services	$5,846,710	$7,476,236
Safend endpoint data loss protection products and services	1,135,427	—
Total net revenues	6,982,137	7,476,236
Net loss:
EMBASSY digital security products and services	(7,227,955)	(2,256,386)
Safend endpoint data loss protection products and services	(1,106,630)	—
Total segments net loss	(8,334,585)	(2,256,386)
Net other income	23,600	—
Net interest expense	(2,105)	(1,301)
Net loss	(8,313,090)	(2,257,687)

Depreciation and amortization expense:
EMBASSY digital security products and services	165,417	123,808
Safend endpoint data loss protection products and services	361,372	—
Total depreciation and amortization expense	526,789	123,808
Capital expenditures:
EMBASSY digital security products and services	35,028	172,044
Safend endpoint data loss protection products and services	12,330	—
Total capital expenditures	$47,358	$172,044

	March 31,	December 31,
	2012	2011
Assets:
EMBASSY digital security products and services	$9,092,735	$12,373,734
Safend endpoint data loss protection products and services	16,487,006	17,748,523
Total assets	$25,579,741	$30,122,257

The following table details Wave’s sales by geographic area for the three-month periods ended March 31, 2012 and 2011.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2012
EMBASSY digital security products and services	$5,130,404	$676,306	$40,000	$5,846,710
Safend endpoint data loss protection products and services	439,985	600,284	95,158	1,135,427
Total	5,570,389	$1,276,590	135,158	6,982,137
% of total revenue	80%	18%	2%	100%
2011
EMBASSY digital security products and services	$7,272,138	$86,098	$118,000	$7,476,236
Safend endpoint data loss protection products and services	—	—	—	—
Total	7,272,138	$86,098	118,000	7,476,236
% of total revenue	97%	1%	2%	100%

Approximately 90% of all long-lived assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three-month periods ended March 31st are as follows:

		2012	2011
Customer	Segment	Revenue

Dell	EMBASSY	$4,125,990	$5,247,716
% of total revenue		59%	70%

10.   Issuance of Common Stock

During the three-month period ended March 31, 2012, Wave received net proceeds of $2,359,382 after deducting offering costs of approximately $75,000,  in connection with the issuance of 1,114,241 shares of Class A Common Stock in its at the market offerings through MLV.  The shares were sold at prices ranging from $2.10 - $2.28 per share.

During the three-month period ended March 31, 2012, Wave received gross proceeds of $118,250 in connection with the issuance of 215,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave’s March and April 2009 financings.  The warrants were exercised at $0.55 per share.

During the three-month period ended March 31, 2012, 13,299 shares of Class A Common Stock were issued to SRA upon the cashless exercise of warrants that were granted to this placement agent as part of Wave’s March 2009 financing.  The warrants were exercised at $0.55 per share.

During the three-month period ended March 31, 2012, Wave received gross proceeds of $60,552 in connection with the issuance of 65,432 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at exercise prices ranging from $0.81 - $1.95 per share.

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

11.   Fair Value Measurement

As of March 31, 2012, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $1,431,000 at March 31, 2012) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

12.   Contingencies

Landmark Ventures, Inc. (“Landmark”) has asserted that Safend Inc. (“Safend USA”), a subsidiary of Safend Ltd. (Wave’s Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the “Consulting Agreement”) which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York, Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000.  Landmark has also named Safend Ltd. and Wave Systems Corp. (“Wave”) as defendants, alleging that both companies are legally responsible for Safend USA’s alleged breaches.  Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety.  The motion to dismiss is currently pending before the court.

13.   Subsequent Events

Subsequent to March 31, 2012, Wave sold 997,418  shares of its Class A common stock through MLV at an average price of $1.57 per share, for net proceeds of approximately $1.5 million after deducting offering costs of approximately $47,000.   As of May 8, 2012, Wave has sold a total of approximately 2.1 million shares of its common stock through MLV, raising net proceeds of approximately $3.9 million after deducting offering costs of approximately $122,000.

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

Wave develops, produces and markets products for hardware-based digital security, including security applications and services that are complementary to, and work with, the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org (the “TCG”), an industry standards organization comprised of computer and device manufacturers, software vendors and other computing products manufacturers. Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues.  These issues include: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security and regulatory compliance.

The TCG was formed in April 2003 by its promoting founders: AMD, HP, IBM, Intel, and Microsoft.  Wave was initially invited to join the founding group as a contributing member.  Since 2008, Wave has held a permanent seat on the TCG Board of Directors (the “TCG Board”).  Wave has also elevated its membership status to “Promoter”, the highest level of the TCG. Permanent members of the TCG Board provide guidance to the organization’s work groups in the creation of specifications used to protect personal computers (“PCs”) and other computing devices from attacks and to help prevent data loss and theft.  Wave’s enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces.  Wave is eligible to serve on and chair the TCG Board and the Work Groups and Special Committees thereof.  Wave is permitted to submit revisions and addendum proposals for specifications with design guides and is similarly permitted to review and comment on design guides prior to their adoption.

One of the current TCG specifications recommends a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module (“TPM”) that contains protected storage and performs protected activities, including platform authentication, protected cryptographic processes and capabilities allowing for the attestation of the state of the platform which provides the first level of trust for the computing platform (a “Trusted Platform”).  The TPM is a hardware chip that is separate from the platform’s main CPU(s) that enables secure protection of files and other digital secrets and performs critical security functions such as generating, storing and protecting “cryptographic keys” which are secret codes used to decipher encrypted or coded data.  While TPMs provide the anchor for hardware security, known as the “root of trust”, trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services, such as key management and credential authentication.

The TCG has significantly expanded industry participation in security hardware standards and now includes industry leaders offering additional platforms such as storage devices, SmartPhones, cell phones and other consumer electronics.  The overall number of PC models being offered by original equipment manufacturers (“OEMs”) and equipped with a TPM, combined with the increased number of OEMs that have introduced TPM-equipped models, has continued to accelerate the rate at which TPMs are being shipped by the PC industry.  Within the TCG there are TCG Working Groups that are developing specifications to extend TCG technologies to other devices such as storage devices, network products, servers, peripherals and mobile devices.  The offering of products using TCG specifications to the PC market is an important development in the creation of the market for hardware-based computer security.  Wave is continuing to execute its strategy to leverage its EMBASSY Trust System in an effort to become a leading developer of software, applications and services for this market.

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

Wave’s operations to-date have consisted primarily of product development, performance under contract to develop products and marketing and sales to PC and semi-conductor chip OEMs, resellers, and enterprises.  Wave has been successful in signing distribution and reseller contracts with Intel, Nuvoton, ST Microelectronics, Dell Products LP (“Dell”), Acer, ASUS and Broadcom.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $5.6 million for the twelve months ending March 31, 2013.

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

Current planned development costs for this product group are expected to be approximately $5.7 million for the twelve months ending March 31, 2013.

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

Current planned development costs for this product are expected to be approximately $3.5 million for the twelve months ending March 31, 2013.

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

Current planned development costs for this product are expected to be approximately $600,000 for the twelve months ending March 31, 2013.

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

Current planned development costs for this product group are expected to be approximately $4.6 million for the twelve months ending March 31, 2013.

Broadband Media Distribution Services

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of March 31, 2012, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  On

December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.

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

R&D

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development (“R&D”).  We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications and eTMS products.  For the years ended December 31, 2011, 2010 and 2009, we spent approximately $16.1 million, $10.3 million and $7.8 million, respectively, on R&D activities. Planned development expenditures for the twelve-month period ending March 31, 2013 are expected to be approximately $20.0 million.

Results of Operations

Three-Months Ended March 31, 2012 and 2011

Wave had net revenues of $6,982,137 and $7,476,236 for the three-months ended March 31, 2012 and 2011, respectively.  The decrease in revenue was due primarily to a decrease in licensing revenues.  Licensing revenues decreased by $605,852 during the three-months ended March 31, 2012 as compared to the same period in 2011.  This decrease in licensing revenues was due primarily to a decrease in OEM revenue, primarily as the result of an amendment to Wave’s software license agreement with Dell effective November 1, 2011.  The amendment, among other changes, extends the term of our software license agreement with Dell by five years to January 18, 2017.  Additionally, the per-unit royalties that Wave receives for each Dell PC model shipped subsequent to November 1, 2011 with Wave’s EMBASSY Trust Suite software were decreased by approximately 25%. The amendment also provides for a 285% per unit additional royalty for notebooks shipping with both a universal serial hub module and at least one internal authentication hardware solution such as a fingerprint reader or smart card. The amendment also increases the per unit royalty rate by approximately 33% for each trusted drive unit shipped after October 31, 2011.    Services revenue, consisting primarily of non-recurring government contracts, increased by $111,753 during the three-months ended March 31, 2012 as compared to the same period in 2011.  Services revenue earned during the three-months ended March 31, 2011 was from a $1,600,000 fixed-price modification to a contract awarded by the United States Department of Defense and which was completed during mid-February 2011.  Services revenue earned during the three-months ended March 31, 2012 was from a second $1,507,120 fixed-price modification which began in late August 2011 and is expected to be completed by no later than August 2012.  Approximately $983,000 of this second fixed-price modification will be earned as the result of qualifying Wave software on new PC and SED models and with new PC OEM and SED partners.  Fees will be earned for each qualifying model and/or partner after being verified by the Department of Defense.  Approximately $206,000 of these fees have been earned and approved by the Department of Defense during the three-months ended March 31, 2012.  This component of revenue will increase the gross margin for this second fixed-price modification as compared to previous contract modifications.

Licensing - cost of net revenues, consisting primarily of customer support and foreign tax withholdings, was $463,630, for the three-months ended March 31, 2012, as compared to $298,881 for the same period in 2011.  The increase in licensing - costs of net revenues was due primarily to an increase in customer support headcount in support of Wave’s expanding number of OEM relationships during the three-months ended March 31, 2012 versus the comparable prior year period.  Services - cost of net revenues, consisting of non-recurring government time and materials costs, was $61,830, for the three-months ended March 31, 2012, as compared to $74,047 for the same period in 2011.

Selling, general and administrative (“SG&A”) expenses for the three-months ended March 31, 2012 were $9,773,783, as compared to $6,060,907 for the comparable period of 2011, an increase of approximately 61%.  The increase in SG&A expenses during the three-months ended March 31, 2012 was due primarily to (i) an increase in salaries and related benefits totaling approximately $1,340,000 and an increase of approximately $236,000 in travel expenses, supporting Wave’s growing customer base, (ii) an increase of approximately $123,000 in share-based compensation, (iii) an increase of approximately $92,000 in trade show and marketing expenses, (iv) an increase of approximately $725,000 in professional services expenses, consisting primarily of legal, accounting and recruitment fees and (v) Safend’s SG&A expenses amounting to approximately $1,059,000, consisting primarily of salaries and related benefits, travel expenses and amortization of intangible assets, in each case as compared to the three-months ended March 31, 2011.  Share-based compensation expense allocated to SG&A was approximately $972,000 for the three-months ended March 31, 2012, as compared to approximately $839,000 for the comparable period of 2011.

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

R&D expenses for the three-months ended March 31, 2012 were $5,017,479, as compared to $3,298,787 for the comparable period of 2011, an increase of 52%.  This increase was primarily attributable to (i) increased salaries, fringe and benefit expenditures of approximately $551,000, supporting Wave’s expanding number of OEM relationships and (ii) Safend’s R&D expenses amounting to approximately $1,143,000, consisting primarily of salaries and related benefits, in each case as compared to the three-months ended March 31, 2011.  Share-based compensation expense allocated to R&D was approximately

$372,000 for the three-months ended March 31, 2012 as compared to approximately $343,000 for the comparable period of 2011.

Interest income for the three-months ended March 31, 2012, was $21 as compared to $2,114 for the comparable period of 2011. Interest expense consisted of interest incurred on a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $2,126 for the three-months ended March 31, 2012 as compared to $3,415 for the comparable period of 2011.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended March 31, 2012 was $8,313,090 as compared to $2,257,687 for the comparable period of 2011.

Liquidity and Capital Resources

Wave has incurred substantial operating losses since its inception, and as of March 31, 2012, has an accumulated deficit of $371,266,758.  We may also incur an operating loss for the fiscal year of 2012.  As of March 31, 2012, we had negative working capital of $5,943,768.

Sources and uses of cash

As of March 31, 2012, Wave had $2,255,835 in cash and cash equivalents.  As of December 31, 2011, Wave had $3,385,035 in cash and cash equivalents.  The decrease in cash and cash equivalents of $1,129,200 resulted from (i) $3,602,522 used in operating activities and (ii) $47,358 used in investing activities for the acquisition of capital assets, offset by (iii) $2,520,680 provided by financing activities, primarily from the issuance of shares of our Class A common stock in at the market offerings through MLV.

Our largest source of operating cash flow is cash collections from our customers.  Cash collections from customers amounted to approximately $9,187,000 and $13,901,000 for the three-months ended March 31, 2012 and 2011, respectively.  This decrease was due, in part, to the collection of $8.1 million of accounts receivable during the three-months ended March 31, 2011 for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker, offset by Safend collections of approximately $1,413,000 and the collection of a $1.7 million order from one of the world’s leading international oil and gas companies during the three-months ended March 31, 2012.  Our primary uses of cash in operations are for personnel related expenditures, marketing and other general operating expenses.

Comparison of the periods ended March 31, 2012 and 2011

Cash provided by (used in) operations

During the three-months ended March 31, 2012, the amount of cash used in operations was $3,602,522 as compared to $4,863,922 provided by operations for the comparable period of 2011.  The fluctuations in cash provided by (used in) operations were the result of the changes in the net losses in each of the three-months ended March 31, 2012 and 2011, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts, which, under generally accepted accounting principles, are not reported in the Statement of Operations.  Additionally, Wave experienced a decrease in cash collected from customers during the three-months ended March 31, 2012 as compared to the same period in 2011 due to the collection of $8.1 million of accounts receivable during the three-months ended March 31, 2011 for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker, offset by Safend collections of approximately $1,413,000 and the collection of a $1.7 million order from one of the world’s leading international oil and gas companies during the three-months ended March 31, 2012.  Also, cash used in operating activities resulted from an increase in cash payments for personnel related expenditures, primarily from a higher average headcount during the three-months ended March 31, 2012 as compared to the comparable period of 2011, and an increase in payments for professional services, primarily for legal and accounting fees associated with the acquisition of Safend.  Cash used in operations was also due to an increase in cash payments to suppliers, primarily as a result of increased tradeshow and marketing activities during the three-months ended March 31, 2012 as compared to the comparable period of 2011.

Cash flows from investing activities

Cash used in investing activities consisted of funds used to acquire capital assets totaling $47,358 and $172,044 for the three-months ended March 31, 2012 and 2011, respectively.  Wave expects to continue to acquire capital assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue for the remainder of 2012 at approximately the same level expended during the three-months ended March 31, 2012.  As a result of lower capital expenditures, net cash used in investing activities decreased by $124,686 for the three-months ended March 31, 2012 as compared to the comparable period of 2011.

Cash flows from financing activities

For the three-months ended March 31, 2012, cash provided by financing activities totaled $2,520,680 and consisted of $2,359,382, after deducting offering costs of approximately $75,000,  in connection with the issuance of 1,114,241 shares of Class A Common Stock in its at the market offerings through MLV, $118,250 of investor stock warrant exercises related to our 2009 financings and $60,552 of employee stock option exercises offset by $17,504 of payments on a capital lease obligation.  For the three-months ended March 31, 2011, cash provided by financing activities totaled $1,446,420 and consisted of $826,557 of investor stock warrant exercises related to our 2009 and 2008 financings and $636,080 of employee stock option exercises offset by $16,217 of payments on a capital lease obligation.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending March 31, 2013 will be approximately $52,500,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of $2,255,835 as of March 31, 2012;

•                  collection of receivables; and

•                  additional financings

Given Wave’s capital requirements for the twelve-months ending March 31, 2013 as indicated above, our cash balance as of March 31, 2012 and the uncertainty as to whether we will generate sufficient revenue, Wave will be required to raise additional capital to continue to fund its operations.  We expect to obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $30,000,000 shelf registration statement that we filed on June 21, 2011 and was declared effective by the Commission on July 22, 2011.  As of May 8, 2012, approximately $23,979,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

During January 2012, we entered into an At the Market Sales Agreement with MLV & Co. LLC (“MLV”) under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV. During the three-month period ended March 31, 2012, Wave sold 1,114,241 shares of its Class A common stock through MLV at an average price of $2.19 per share, for net proceeds of approximately $2.4 million after deducting offering costs of approximately $75,000. Subsequent to March 31, 2012, Wave sold 997,418  shares of its Class A common stock through MLV at an average price of $1.57 per share, for net proceeds of approximately $1.5 million after deducting offering costs of approximately $47,000.   As of May 8, 2012, Wave has sold a total of approximately 2.1 million shares of its common stock through MLV, raising net proceeds of approximately $3.9 million after deducting offering costs of approximately $122,000.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners.  In addition, Wave received revenues from software development and other services.  Total cash received from all revenue sources for the three-months ended March 31, 2012 was approximately $9,187,000 versus approximately $13,901,000 for the comparable period of 2011.  This decrease was due, in part, to the collection of $8.1 million of accounts receivable during the three-months ended March 31, 2011 for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker, offset by Safend collections of approximately $1,413,000 and the collection of a $1.7 million order from one of the world’s leading international oil and gas companies during the three-months ended March 31, 2012.

During November 2011, we entered into a strategic distribution agreement with Ingram Micro, Inc. (“Ingram”) authorizing Ingram to distribute our EMBASSY management software, including ERAS, our enterprise-grade console for the centralized management of endpoint security for data protection and authentication. Ingram is the world’s largest technology distributor and a leading technology, sales, marketing and logistics company for the IT industry worldwide. As a vital link in the technology value chain, Ingram connects technology solution providers with vendors worldwide, supporting global operations through an extensive sales and distribution network throughout North America, Europe, the Middle East and Africa (EMEA), Latin America and Asia-Pacific. Ingram serves more than 150 countries on six continents and maintains the world’s most comprehensive portfolio of IT products and services.  Also during November 2011, we announced an agreement to provide Samsung Electronics with engineering services, consulting, validation and a customized version of our local management software for Samsung’s Trusted Platform Module (TPM) security chips designed for OEM distribution.  On September 22, 2011, Wave acquired 100% of the equity interests of Safend.  Safend provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery.

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

Our OEM distribution agreements have given rise to separate software upgrade contracts with the end users of the products distributed by the OEMs.  The contracts, referred to by us as license upgrade agreements, include a software license and a maintenance agreement.  The contracts are separately negotiated with end users and are not associated with our OEM distribution agreements.  Sales from the license upgrade agreements began in the latter part of the third quarter of fiscal year 2007.  The sales consist of licensed use of Wave’s EMBASSY Trust Suite of products, primarily Wave’s EMBASSY Security Center paired with our ERAS server product, and our Safend Data Protection Suite of products.  On November 30, 2011, we delivered in-full against a $1.7 million order from one of the world’s leading international oil and gas companies for our ERAS, EMBASSY Protector software and related maintenance services to manage laptop computers with self-encrypting drives.  The order, which involves tens of thousands of licenses and related software maintenance through the end of 2012, is a “large” class order (5,000 or more licenses) for which VSOE has not yet been achieved. As a result, we are recognizing $1.7 million as revenue ratably through the end of 2012.  During May 2011, we fulfilled a $3.5 million order from BASF in which we provided the global chemical firm with our EMBASSY client and server software and maintenance services for its global fleet of personal computers.  The order involved tens of thousands of ERAS licenses, maintenance orders for 2011 and additional maintenance orders for all of 2012 and is a “large” class order for which VSOE has not yet been achieved. As a result we recognized approximately $3.0 million of license sales and 2011 maintenance as revenue ratably over the balance of 2011, with 2012 maintenance of approximately $682,000 being recognized ratably over the full year of 2012.  In late December 2010 Wave received a series of significant license and maintenance orders for its ERAS software from a U.S.-based automotive company.  The orders were received by Wave through its PC OEM partners and totaled approximately $5.2 million.  The orders increased the total value of the automaker’s software orders to $10.9 million, $1.9 million of which was recorded as revenue in 2010, $6.7 million of which was recorded as revenue in 2011, and $2.3 million of which is expected to be recognized as revenue in 2012 through 2014.  Initial orders from this U.S.-based automotive company for software licenses and maintenance totaling $5.7 million were received by Wave in December 2009 through a PC OEM partner.

At March 31, 2012, as a result of establishing VSOE for the fair value of each undelivered element for our software and maintenance services for our small customer class effective January 1, 2011, our deferred revenue consists primarily of the unamortized balance of maintenance for sales to our large customer class during the year ended December 31, 2011 and arrangements where VSOE does not exist — small customer orders received prior to January 1, 2011 where the maintenance term is in excess of twelve months.  For arrangements where VSOE for the fair value of each undelivered element does not exist, our license and maintenance sales are recorded as deferred revenue and then recognized over the maintenance period which is typically a 365-day period.  The current portion of deferred revenue decreased $965,073 (to $5,564,184 from $6,619,257) at March 31, 2012 versus December 31, 2011 primarily as the result of the partial recognition of revenue on the $1.7 million order from one of the world’s leading international oil and gas companies as noted above.  Wave recognized approximately $1,752,000 and $2,781,000 of license upgrade revenue during the three-months ended March 31, 2012 and 2011, respectively.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending March 31, 2013, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2013.  These activities have included the issuance of approximately 2.1 million shares of our common stock through MLV as of May 8, 2012, raising net proceeds of approximately $3.9 million after deducting offering costs of approximately $122,000.

We will be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending March 31, 2013.  The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives.  Based upon the available cash currently on hand, including the net proceeds from the 2012 ATM described above, if we meet our current revenue and expenditure forecast for the twelve-months ending March 31, 2013 (both of which are uncertain), we estimate that we will need at least $2,000,000 in additional cash in order to continue as a going concern for the next twelve-months ending March 31, 2013.  The foregoing is based on meeting our current revenue forecast for both Dell and non-Dell revenues for the twelve-months ending March 31, 2013.  Dell revenue increased during 2010 and 2009 primarily as a result of an amendment signed in December 2008 where the per-unit royalties that Wave receives for each Dell PC model with Wave’s EMBASSY Trust Suite software were increased by at least 100% per unit, retroactive to November 1, 2008.  Wave’s software license agreement with Dell was amended again during January 2012, retroactive to November 1, 2011.  As a result of this amendment the per-unit royalties that Wave receives for each Dell PC model shipped with Wave’s EMBASSY Trust Suite software were decreased by approximately 25%. The amended agreement also increases the per unit royalty rate by approximately 33% for each trusted drive unit shipped after October 31, 2011.  Additionally, the amended agreement provides for a per unit additional royalty for notebooks shipping with both a universal serial hub module and at least one internal authentication hardware solution such as a fingerprint reader or smart card.  Finally, the amendment extends the term of the software license agreement through January 18, 2017.  While the foregoing assumes current shipment volumes at a per-unit royalty rate throughout March 2013, our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by March 31, 2013 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond March 31, 2013.  The challenges presented by the current economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (“OCS”) for the financing of a portion of its research and development expenditures in Israel.  Safend’s repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments.  Wave determined the fair value of this liability to be $4,043,000 at September 22, 2011.  At March 31, 2012, the liability amounted to $4,212,334, reflecting additional grants received and amounts repaid since the acquisition date.

Wave has a capitalized lease obligation for computer equipment due July 2013 of $99,229 and $167,287 as of March 31, 2012 and 2011, respectively.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of March 31, 2012 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress’ TVTonic consumer media services as of December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease and royalty liability obligations described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$73,466	$25,763	$—	$—	$99,229
Operating leases commitments	975,252	1,576,105	820,615	—	3,371,972
Total commitments	$1,048,718	$1,601,868	$820,615	$—	$3,471,201

Net operating loss carryforwards

As of December 31, 2011, Wave had available net operating loss carryforwards for Federal income tax purposes of approximately $276.3 million, inclusive of approximately $7.2 million of Safend, Inc., a U.S.-

based subsidiary of Safend, which expire beginning in 2012 through 2031.  Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period.  We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following.  As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The exposure to market risk associated with interest rate-sensitive instruments is not material.  Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.  Controls and Procedures

a)     Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, and due to the material weakness in our internal control over financial reporting described in our Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)     Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c)     Remediation Efforts

In the three months ended March 31, 2012, we are continuing to implement the following measures, originally described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012, to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the remaining quarters of 2012:

• ensure that we utilize sufficient accounting personnel and/or consulting resources with appropriate expertise in the evaluation of complex, non-routine business acquisition transactions to thoroughly review the financial statements and records of the target company and to evaluate and determine the manner in which the transaction will affect our financial statements,

• organize and design our internal review and evaluation process to include more formal management and audit committee oversight of the methods and review procedures utilized and the conclusions reached, and

• appropriately document and evidence the financial review conducted, the internal reporting and evaluation measures undertaken and the material conclusions reached by our finance department.

d)     Remediation Plans

We have made no significant changes in our remediation plans during the three months ended March 31, 2012 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Landmark Ventures, Inc. (“Landmark”) has asserted that Safend Inc. (“Safend USA”), a subsidiary of Safend Ltd. (Wave’s Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the “Consulting Agreement”) which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York, Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000.  Landmark has also named Safend Ltd. and Wave Systems Corp. (“Wave”) as defendants, alleging that both companies are legally responsible for Safend USA’s alleged breaches.  Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety.  The motion to dismiss is currently pending before the court.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  Our management identified a material weakness in our internal control over financial reporting as of December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness identified by management as of December 31, 2011 consisted of inadequate and ineffective controls and procedures for non-routine transactions, specifically in relation to our acquisition of Safend.  See “Item 9A - Management’s annual report on internal control over financial reporting” included in the December 31, 2011 Form 10-K filed on March 30, 2012 for further information.

We have begun to implement remedial measures designed to address this material weakness. If our remedial measures are insufficient to address this material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended March 31, 2012 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of March 31, 2012, we had an accumulated deficit of approximately $371.3 million and negative working capital of approximately $5.9 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 59% of our revenue for the three-month period ended March 31, 2012.  If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 59% of our revenue for the three-month period ended March 31, 2012. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products, or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

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

Safend’s operations are located in the State of Israel which will constitute a material portion of our business.  Accordingly, political, economic and military conditions in Israel and the surrounding region may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians and others, since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and which negatively affected business conditions in Israel.  Presently, there is great international concern in connection with Iran’s efforts to develop and enrich uranium which could lead to the development of nuclear weapons.  Iran’s successful enrichment of uranium could significantly alter the geopolitical landscape in the Middle East, including the threat of international war, which could significantly impact business conditions in Israel.

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

The research and development efforts of Safend have been financed, in part, through grants that Safend has received from the Israeli Office of the Chief Scientist, or OCS. Safend therefore must comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 1984, and related regulations, or the Research Law regarding the intellectual property and products generated by Safend. The terms of these grants and the Research Law restrict the transfer of know-how if such know-how is related to products, know-how and/or technologies which were developed using the OCS grants, and the transfer of manufacturing or manufacturing rights of such products, technologies and/or know-how outside of Israel without the prior approval, pursuant to the Research Law, of the appropriate authority of the OCS. Therefore, the discretionary approval of an OCS committee will be required for any transfer to third parties outside of Israel of rights related to certain of Safend’s technologies which have been developed with OCS funding. Safend may not receive the required approvals should it wish to transfer this technology and/or development outside of Israel in the future.

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

During January 2012, we entered into an At Market Issuance Sales Agreement (“2012 ATM”) with MLV & Co. LLC (“MLV”) under which are able to sell shares of our common stock for aggregate proceeds of $20,000,000 from time to time through MLV.  Continued sales of our common stock, if any, under the 2012 ATM will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.  Future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the 2012 ATM.  The issuance from time to time of these new shares of common stock, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: May 10, 2012	By:	/s/ Steven K. Sprague
Name: Steven K. Sprague
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2012	By:	/s/ Gerard T. Feeney
Name: Gerard T. Feeney
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)