Form 10-Q
period 2012-06-30
WAVE SYSTEMS CORP
filed 2012-08-09
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2012: 95,913,856 shares of Class A Common Stock and 35,556 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,570,573	$3,385,035
Accounts receivable, net of allowance for doubtful accounts of $-0- at June 30, 2012 and December 31, 2011	3,521,934	7,198,645
Pledged receivables	1,009,430	—
Prepaid expenses	758,306	823,761
Total current assets	6,860,243	11,407,441
Property and equipment, net	1,076,726	1,236,844
Amortizable intangible assets, net	10,116,206	10,925,306
Goodwill	6,216,059	6,216,059
Other assets	327,010	336,607
Total Assets	24,596,244	30,122,257
Liabilities and Stockholders’ Equity
Current liabilities:
Secured borrowings	852,948	—
Accounts payable and accrued expenses	7,785,449	6,701,026
Current portion of capital lease payable	74,883	72,074
Deferred revenue	5,146,640	6,619,257
Total current liabilities	13,859,920	13,392,357
Long-term portion of capital lease payable	6,502	44,659
Other long-term liabilities	96,324	66,283
Royalty liability	4,121,397	4,043,163
Long-term deferred revenue	1,185,587	1,035,220
Total liabilities	19,269,730	18,581,682
Stockholders’ Equity:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 94,371,623 shares issued and outstanding in 2012 and 89,574,385 in 2011	943,716	895,744
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 35,556 shares issued and outstanding in 2012 and 2011	355	355
Capital in excess of par value	382,170,356	373,598,144
Accumulated deficit	(377,787,913)	(362,953,668)
Total Stockholders’ Equity	5,326,514	11,540,575
Total Liabilities and Stockholders’ Equity	$24,596,244	$30,122,257

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net revenues:
Licensing	$7,361,102	$8,094,126	$14,019,369	$15,358,245
Services	400,372	—	724,242	212,117
Total net revenues	7,761,474	8,094,126	14,743,611	15,570,362
Operating expenses:
Licensing — cost of net revenues	458,237	382,060	921,867	680,941
Services — cost of net revenues	74,760	—	136,590	74,047
Selling, general and administrative	8,624,691	6,222,036	18,398,474	12,282,943
Research and development	5,050,625	3,548,726	10,068,104	6,847,513
Total operating expenses	14,208,313	10,152,822	29,525,035	19,885,444
Operating loss	(6,446,839)	(2,058,696)	(14,781,424)	(4,315,082)
Other income (expense):
Net currency transaction gain (loss)	(13,812)	231,368	9,788	231,368
Net interest expense	(60,504)	(753)	(62,609)	(2,054)
Total other income (expense)	(74,316)	230,615	(52,821)	229,314
Net loss	$(6,521,155)	$(1,828,081)	$(14,834,245)	$(4,085,768)
Loss per common share — basic and diluted	$(0.07)	$(0.02)	$(0.16)	$(0.05)
Weighted average number of common shares outstanding during the period	92,483,493	82,939,649	91,358,548	82,547,321

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance as of December 31, 2011	89,574,385	$895,744	35,556	$355	$373,598,144	$(362,953,668)	$11,540,575
Net loss	—	—	—	—	—	(14,834,245)	(14,834,245)
Issuance of Class A Common Stock at prices ranging from $0.68 to $2.29 per share, less issuance costs of $164,370	3,593,742	35,938	—	—	5,107,938	—	5,143,876
Warrants exercised at $0.55 per share	530,000	5,300	—	—	286,200	—	291,500
Employee stock options exercised at $0.52 - $1.95 per share	75,132	751	—	—	65,746	—	66,497
Cashless exercise of warrants at $0.55 per share	40,442	404	—	—	(404)	—	—
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $0.85	557,922	5,579	—	—	468,654	—	474,233
Stock based compensation	—	—	—	—	2,644,078	—	2,644,078
Balance as of June 30, 2012	94,371,623	$943,716	35,556	$355	$382,170,356	$(377,787,913)	$5,326,514

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(14,834,245)	$(4,085,768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,072,520	260,861
Compensation associated with issuance of stock options	2,644,078	2,583,505
Changes in assets and liabilities:
Decrease in accounts receivable	3,520,229	8,022,926
(Increase) decrease in prepaid expenses	65,455	(85,902)
(Increase) decrease in other assets	9,597	(19)
Increase (decrease) in accounts payable and accrued expenses	1,069,813	(636,812)
Decrease in deferred revenue	(1,322,250)	(640,559)
Increase in royalty liability	92,844	—
Increase in other long-term liabilities	30,041	—
Net cash provided by (used in) operating activities	(7,651,918)	5,418,232

Cash flows from investing activities:
Acquisition of property and equipment	(103,302)	(330,065)
Net cash used in investing activities	(103,302)	(330,065)

Cash flows from financing activities:
Payments on capital lease obligation	(35,348)	(32,747)
Proceeds from employee stock purchase plan	474,233	436,771
Proceeds from exercise of warrants	291,500	991,239
Proceeds from employee stock option exercises	66,497	771,815
Net proceeds from issuance of common stock	5,143,876	—
Net cash provided by financing activities	5,940,758	2,167,078

Net increase (decrease) in cash and cash equivalents	(1,814,462)	7,255,245

Cash and cash equivalents at beginning of period	3,385,035	3,595,076

Cash and cash equivalents at end of period	$1,570,573	$10,850,321

Supplemental cash flow information:
Non-cash financing activities:
Cashless exercise of warrants	$404	$1,204
Cash paid during the period for:
Interest	$54,070	$3,102

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2012 and 2011

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of June 30, 2012 and December 31, 2011, its results of operations for the three-month and six-month periods ended June 30, 2012 and 2011, its changes in stockholder’s equity and comprehensive income (loss) for the six-month period ended June 30, 2012, and cash flows for the six-month periods ended June 30, 2012 and 2011.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2011, included in its Form 10-K filed on March 30, 2012.  The results of operations for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the operating results for the full year or any future periods.

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

Adjustment for Royalty Obligation

As previously reported, Safend has received grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (OCS), for the financing of a portion of its research and development expenditures in Israel. Safend is required to pay back the grants to the Israeli government based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments.  The Israeli government charges interest at LIBOR for any outstanding grant amounts due to be repaid.  As part of the preliminary purchase price allocation recorded in the third quarter ended September 30, 2011, the Company did not record the fair value of the obligation to the Israeli government associated with these grants.  The total value of the grants owed as of September 22, 2011 was approximately $5.4 million and the Company determined the fair value of this liability was $4,043,000.  In connection with this adjustment, the Company also revised the amounts which had previously been recorded for acquired intangible assets in the amount of $1,770,000 and goodwill in the amount of $2,273,000.  These amounts have been reflected in the table above.  At June 30, 2012 and December 31, 2011, this liability amounted to $4,400,397 and $4,307,553, respectively, reflecting additional grants received and amounts repaid since the acquisition date.  The Company’s policy to accrete the discount recorded to the liability subsequent to the acquisition date is based on the effective interest method.

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

During the quarter ended March 31, 2011, we had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for our small class of customers.  Through June 30, 2012, we continue to lack sufficient independent maintenance renewals to establish VSOE for our large customer class.  As a result, beginning in the quarter ended March 31, 2011, for the small customer class, we have allocated the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is still the case for our large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.  At June 30, 2012 and December 31, 2011, our deferred revenue consists of the unamortized balance of maintenance for sales to our small class of customers during the year ended December 31, 2011 and the six-month period ended June 30, 2012 and arrangements where VSOE does not exist — all large customer orders and small customer orders received prior to January 1, 2011.

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

Accounting for Transfers of Financial Assets - We derecognize financial assets, specifically accounts receivable, when control has been surrendered in compliance with ASC Topic 860, Transfers and Servicing. Transfers of accounts receivable that meet the requirements of ASC 860 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized. If the conditions for sale accounting treatment are not met, or are no longer met, accounts receivable transferred are classified as collateralized receivables in the consolidated balance sheets and cash received from these transactions is classified as secured borrowings. All transfers of assets are accounted for as secured borrowings. Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense.

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

3.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of June 30, 2012, had an accumulated deficit of $377,787,913.  We also expect Wave will incur an operating loss for the fiscal year 2012.

Due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated to fund its cash flow requirements for the twelve-months ending June 30, 2013.  As of June 30, 2012, we had approximately $1.6 million of cash on hand and negative working capital of approximately $7.0 million.  Given Wave’s forecasted capital requirements for the twelve-months ending June 30, 2013, our cash balance as of June 30, 2012, and the uncertainty as to whether we will generate sufficient revenue, Wave will be required to raise additional capital to continue to fund its operations.  On August 8, 2012, Wave sold 2,587,824 shares of Class A Common Stock at $0.6425 per share for gross proceeds of $1,662,677. This financing was completed under a shelf registration filed with the SEC on June 21, 2011.  We realized approximately $1,533,000 in net proceeds after deducting the placement agent fees of $99,761 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 1,293,912 shares of Wave Class A Common Stock for $0.58 per share. These warrants expire on August 8, 2015. We also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire up to 155,269 shares of Wave Class A Common Stock for $0.58 per share. This warrant expires on August 8, 2015.  We expect to obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $30,000,000 shelf registration statement that we filed on June 21, 2011.  As of August 9, 2012, approximately $19,210,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

During January 2012, we entered into an At the Market Sales Agreement with MLV & Co. LLC (“MLV”) under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV.  During the six-month period ended June 30, 2012, Wave sold 3,593,742 shares of its Class A common stock through MLV at an average price of $1.48 per share, for net proceeds of approximately $5.1 million after deducting offering costs of approximately $164,000.  As of August 3, 2012, Wave has sold a total of approximately 5.2 million shares of its common stock through MLV, raising net proceeds of $6.2 million after deducting offering costs of approximately $196,000.

Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

4.  Secured Borrowings and Pledged Receivables

Pursuant to an agreement entered into on April 23, 2012 with The Receivables Exchange (“TRE”), an unrelated third party, we have transferred certain accounts receivable to buyers which are accounted for as secured borrowings. The transferred receivables are classified as pledged receivables and our obligation to repurchase the transferred receivables is presented as secured borrowings on the consolidated balance sheet. The carrying value of each secured borrowing approximates 85% of each associated pledged receivable and takes into consideration a 15% holdback provision per the TRE agreement.  The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was .85% at June 30, 2012.

With our approval, TRE establishes arrangements with buyers providing for borrowings that are secured by our accounts receivable, and for which recourse exists against us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by our customers as set forth in the program terms.  TRE acts as the servicing agent for receivables transferred to buyers.  TRE collects the pledged receivables from our customers and makes the repayment to the buyers on our behalf once the receivables are collected.

At June 30, 2012 and 2011, receivables totaling $1,009,430 and $-0-, respectively, were transferred to buyer, remain uncollected and are subject to repurchase. The secured borrowings totaled $852,948 and $-0- as of June 30, 2012 and 2011, respectively. We recognized $58,735 and $-0-  of interest expense associated with the secured borrowings for the six-months ended June 30, 2012 and 2011, respectively.  Proceeds from the transfer of receivables are included in cash provided by operating activities in the consolidated statements of cash flows.  Proceeds from the transfer of pledged receivables were $3,894,609 for the three and six months ended June 30, 2012.  TRE collected $3,041,661 of pledged receivables in the three and six months ended June 30, 2012, which thereby reduced our repurchase obligation and were accounted for as reductions of pledged receivables and secured borrowings on the consolidated balance sheet.  No pledged receivables were repurchased by the Company in the three and six months ended June 30, 2012.

5.               Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and six-month periods ended June 30, 2012, were approximately 1,984,000 shares and 2,992,000 shares, respectively, versus 6,621,000 shares and 7,641,000 shares for the three-month and six-month periods ended June 30, 2011, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 10,053,000 and 7,965,000 shares were outstanding for the three-month and six-month periods ended June 30, 2012, respectively, versus 8,990,000 and 8,096,000 shares for the three-month and six-month periods ended June 30, 2011, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

6.               Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“F ASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance has not had a material impact on our consolidated financial position, results of operations or cash flows.

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

7.               Share-based Compensation

Wave recognized $1,288,326 and $1,389,622 of share-based compensation during the three-months ended June 30, 2012 and 2011, respectively, and $2,644,078 and $2,583,505 for the six-month periods ended June 30, 2012 and 2011, respectively.  During the three-month period ended June 30, 2012, Wave granted 37,475 stock options at a weighted-average estimated fair value of $0.90.  During the three-month period ended June 30, 2011, Wave granted 377,980 stock options at a weighted-average estimated fair value of $1.87.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of Sales	$12,071	$14,284	$24,065	$26,069
Selling, General & Administrative	882,769	1,006,303	1,854,589	1,845,228
Research & Development	393,486	369,035	765,424	712,208

Total	$1,288,326	$1,389,622	$2,644,078	$2,583,505

8. Amortizable Intangible Assets and Goodwill

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

The following schedule presents the changes in the carrying amount of goodwill during the period ended June 30, 2012:

Balances as of December 31, 2011	$6,216,059
Adjustments to goodwill	—
Balances as of June 30, 2012	$6,216,059

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

The following schedule presents the details of intangible assets as of June 30, 2012 and December 31, 2011:

June 30, 2012
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)

Developed Technology	$6,426,000	$(708,900)	$5,717,100	6.3

In-Process Technology	90,000	—	90,000	—

Customer Relationships	3,972,000	(306,727)	3,665,273	9.3

Trade Name	90,000	(69,500)	20,500.3

Acquired Patents	1,100,000	(476,667)	623,333	2.9

	$11,678,000	$(1,561,794)	$10,116,206

December 31, 2011
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)

Developed Technology	$6,426,000	$(253,400)	$6,172,600	6.8

In-Process Technology	90,000	—	90,000	—

Customer Relationships	3,972,000	(108,127)	3,863,873	9.8

Trade Name	90,000	(24,500)	65,500.8

Acquired Patents	1,100,000	(366,667)	733,333	3.4

	$11,678,000	$(752,694)	$10,925,306

Amortization expense associated with intangible assets was $406,300 and $809,100 for the three and six months ended June 30, 2012, respectively and $55,000 and $110,000 for the three and six months ended June 30, 2011, respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2012	$788
2013	1,532
2014	1,532
2015	1,385
2016	1,312
Thereafter	3,477
Total	$10,026

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

10.                   Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Safend’s endpoint data loss protection products and services.  These products and services constitute Wave’s reportable segments as of June 30, 2012.  The 2011 segment information previously included financial information pertaining to Wavexpress and their broadband media distribution products and services.  The operations of Wavexpress were suspended in late 2008.  Since that time, Wavexpress’ expenses have consisted primarily of a minor amount of share-based compensation expense and interest expense.  For all periods presented, these expenses are included with the Wave EMBASSY® digital security products and services segment.

Net losses for reportable segments exclude net interest income (expense) and other income.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s Chief Financial Officer.

The following sets forth reportable segment data:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net Revenues:
EMBASSY® digital security products and services	$6,118,250	$8,094,126	$11,964,960	$15,570,362
Safend endpoint data loss protection products and services	1,643,224	—	2,778,651	—
Total Net Revenues	7,761,474	8,094,126	14,743,611	15,570,362
Net Loss:
EMBASSY® digital security products and services	(5,786,603)	(2,058,696)	(13,014,558)	(4,315,082)
Safend endpoint data loss protection products and services	(660,236)	—	(1,766,866)	—
Total Segments Net Loss	(6,446,839)	(2,058,696)	(14,781,424)	(4,315,082)
Net currency transaction gain (loss)	(13,812)	231,368	9,788	231,368
Net interest expense	(60,504)	(753)	(62,609)	(2,054)
Net Loss	(6,521,155)	(1,828,081)	(14,834,245)	(4,085,768)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	180,438	137,053	345,855	260,861
Safend endpoint data loss protection products and services	365,293	—	726,665	—
Total Depreciation and Amortization Expense	545,731	137,053	1,072,520	260,861
Capital Expenditures:
EMBASSY® digital security products and services	46,947	158,021	81,975	330,065
Safend endpoint data loss protection products and services	8,997	—	21,327	—
Total Capital Expenditures	$55,944	$158,021	$103,302	$330,065

	June 30,	December 31,
	2012	2011
Assets:
EMBASSY® digital security products and services	$6,955,086	$12,373,734
Safend endpoint data loss protection products and services	17,641,158	17,748,523
Total Assets	$24,596,244	$30,122,257

The following table details Wave’s sales by geographic area for the three and six-month periods ended June 30, 2012 and 2011. Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended June 30, 2012:
EMBASSY® digital security products and services	5,004,840	970,610	142,800	6,118,250
Safend endpoint data loss protection products and services	606,925	623,786	412,513	1,643,224
Total	5,611,765	1,594,396	555,313	7,761,474
% of Total Revenue	72%	21%	7%	100%
Three months ended June 30, 2011:
EMBASSY® digital security products and services	$7,156,028	$859,240	$78,858	$8,094,126
Safend endpoint data loss protection products and services	—	—	—	—
Total	7,156,028	859,240	78,858	8,094,126
% of Total Revenue	88%	11%	1%	100%

Six months ended June 30, 2012:
EMBASSY® digital security products and services	10,135,244	1,646,916	182,800	11,964,960
Safend endpoint data loss protection products and services	1,046,910	1,224,070	507,671	2,778,651
Total	11,182,154	2,870,986	690,471	14,743,611
% of Total Revenue	76%	19%	5%	100%
Six months ended June 30, 2011:
EMBASSY® digital security products and services	$14,428,166	$945,338	$196,858	$15,570,362
Safend endpoint data loss protection products and services	—	—	—	—
Total	14,428,166	945,338	196,858	15,570,362
% of Total Revenue	93%	6%	1%	100%

Approximately 90% of all long-lived assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and six-month periods ended June 30, 2012 and 2011 are as follows:

		Three months ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	4,164,109	$5,620,436	$8,290,098	$10,868,152

% of Total Revenue		54%	69%	56%	70%

11.              Issuance of Common Stock

During the three-month period ended June 30, 2012, Wave received net proceeds of $2,784,494 after deducting offering costs of approximately $89,000, in connection with the issuance of 2,479,501 shares of Class A Common Stock in its at the market offerings through MLV.  The shares were sold at prices ranging from $0.68 - $1.89 per share.

During the three-month period ended June 30, 2012, Wave received gross proceeds of $173,250 in connection with the issuance of 315,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave’s April 2009 financings.  The warrants were exercised at $0.55 per share.

During the three-month period ended June 30, 2012, 27,143 shares of Class A Common Stock were issued to Security Research Associates (“SRA”) upon the cashless exercise of warrants that were granted as part of Wave’s April 2009 financing.

During the three-month period ended June 30, 2012, Wave received gross proceeds of $5,945 in connection with the issuance of 9,700 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at exercise prices ranging from $0.52 - $0.81 per share.

On June 1, 2012, Wave issued 557,922 shares of Class A common stock to Wave employees for $0.85 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan.  Wave received proceeds of $474,233 from the sale of these shares.

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

12.              Fair Value Measurement

As of June 30, 2012, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($422,000 at June 30, 2012) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, collateralized receivables, accounts payable and secured borrowings approximates their carrying value.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

13.              Contingencies

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

14.              Subsequent Events

Subsequent to June 30, 2012, Wave sold 1,578,494 shares of its Class A common stock through MLV at an average price of $0.67 per share, for net proceeds of approximately $1,019,000 after deducting offering costs of approximately $31,000.  As of August 3, 2012, Wave has sold a total of approximately 5.2 million shares of its common stock through MLV, raising net proceeds of approximately $6.2 million after deducting offering costs of approximately $196,000.

On July 13, 2012, the Company received notification from the Listing Qualifications division of The NASDAQ Stock Market indicating that the Company’s Class A common stock is subject to potential delisting from The NASDAQ Capital Market because for a period of 30 consecutive business days, the bid price of the Company’s Class A common stock closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). This notice was the subject of the Company’s filing on Form 8-K filed on July 13, 2012.  The NASDAQ notice indicated that, in accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company will be provided 180 calendar days, or until January 10, 2013, to regain compliance.  If, at any time before January 10, 2013, the bid price of the Company’s Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ staff will provide written notification that it has achieved compliance with the Bid Price Rule.  If the Company fails to regain compliance with the Bid Price Rule before January 10, 2013 but otherwise meets all of the other applicable standards for initial listing on the NASDAQ Capital Market, then the Company may be eligible to receive an additional 180 calendar days, or until July 9, 2013, to regain compliance with the Bid Price Rule. The Company plans to make a diligent effort to maintain its listing, but we can make no assurances that we will be able to do so.

On August 8, 2012, Wave entered into subscription agreements, pursuant to which Wave agreed to sell and issue 2,587,824 shares of Class A common stock, par value $.01 per share, to certain purchasers for an aggregate purchase price of $1,662,677.  These shares were priced at $0.6425 per share.  SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6.0% of the gross proceeds of this offering.  Wave also agreed to issue warrants to the subscribers to purchase up to 1,293,912 shares of Class A common stock at an exercise price of $0.58 per share.  These warrants expire in August 2015.  Additionally, Wave agreed to issue a warrant to SRA to purchase up to 155,269 shares of Class A common stock at an exercise price of $0.58 per share.  This warrant expires in August 2012.  Wave expects to realize net proceeds of approximately $1,533,000 after deducting the placement agent fees of $99,761 and additional legal and other fees associated with the issuance of these securities which totaled approximately $30,000.  The shares sold on August 8, 2012 were offered and issued pursuant to a shelf registration statement on Form S-3 which was filed by Wave on June 21, 2011.

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

The TCG was formed in April 2003 by its promoting founders:  AMD, HP, IBM, Intel, and Microsoft.  Wave was initially invited to join the founding group as a contributing member.  Since 2008, Wave has held a permanent seat on the TCG Board of Directors (the “TCG Board”).  Wave has also elevated its membership status to the highest level of TCG “Promoter.”  Permanent members of the TCG Board provide guidance to the organization’s work groups in the creation of the specifications to protect personal computers (“PCs”) and other computing devices from attacks and to help prevent data loss and theft.  Wave’s enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces.  Wave is eligible to serve on and chair the TCG Board, Work Groups and Special Committees thereof.  Wave is permitted to submit revisions and addendum proposals for specifications with design guides and is similarly permitted to review and comment on design guides prior to their adoption.

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

Wave’s operations to-date have consisted primarily of product development, performance under contract to develop products and marketing and sales to PC and semi-conductor chip (“Chip”) OEMs, resellers, and enterprises.  Wave has been successful in signing distribution and reseller contracts with Intel, Nuvoton, ST Microelectronics, Dell, Acer, ASUS, Broadcom and Samsung.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $5.6 million for the twelve-months ending June 30, 2013.

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

Current planned development costs for this product group are expected to be approximately $5.7 million for the twelve-months ending June 30, 2013.

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

Current planned development costs for this product group are expected to be approximately $3.5 million for the twelve-months ending June 30, 2013.

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

Current planned development costs for this product group are expected to be approximately $600,000 for the twelve-months ending June 30, 2013.

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

Current planned development costs for this product group are expected to be approximately $4.8 million for the twelve months ending June 30, 2013.

Broadband Media Distribution Services

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of June 30, 2012, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.

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

R&D

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development (“R&D”).  We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications and eTMS products.  For the years ended December 31, 2011, 2010 and 2009, we spent approximately $16.1 million, $10.3 million and $7.8 million, respectively, on R&D activities. Planned development expenditures for the twelve month period ending June 30, 2013 are expected to be approximately $20.2 million.

Results of Operations

Three-Months Ended June 30, 2012 and 2011

Wave had net revenues of $7,761,474 and $8,094,126 for the three-months ended June 30, 2012 and 2011, respectively.  The decrease in net revenues was due primarily to a decrease in licensing revenues.

Licensing revenues decreased by approximately $733,000 during the three-months ended June 30, 2012 as compared to the same period in 2011.  This decrease in licensing revenues was due primarily to a decrease in OEM revenue of approximately $1.0 million, primarily as the result of an amendment to

Wave’s software license agreement with Dell effective November 1, 2011, and a net decrease in revenue recognized on our license upgrade sales of approximately $1.3 million during the three-months ended June 30, 2012 as compared to the same period in 2011, offset by approximately $698,000 of license, maintenance and training revenue recognized during the three-months ended June 30, 2012 on a $1.7 million order from one of the world’s leading international oil and gas companies that was completed in November, 2011 and Safend license revenues of approximately $1,643,000 for the three-months ended June 30, 2012.

The amendment to Wave’s software license agreement with Dell, among other changes, extends the term of our software license agreement with Dell by five years to January 18, 2017.  Additionally, the per-unit royalties that Wave receives for each Dell PC model shipped subsequent to November 1, 2011 with Wave’s EMBASSY Trust Suite software were decreased by approximately 25%. The amendment also provides for a 285% per unit additional royalty for notebooks shipping with both a universal serial hub module and at least one internal authentication hardware solution such as a fingerprint reader or smart card. The amendment also increases the per unit royalty rate by approximately 33% for each trusted drive unit shipped after October 31, 2011.

The decrease in license revenue recognized on our license upgrade sales was due primarily to approximately $1,673,000 of revenue recognized in the three-months ended June 30, 2011 through our OEM partners on behalf of their customer, a U.S.-based global automaker, for orders received in late 2010 and the recognition of approximately $691,000 in revenue during the three-months ended June 30, 2011 on orders received in early May 2011 from BASF SE, a global chemical firm.  During the three-months ended June 30, 2012, approximately $193,000 was recognized as license revenue for the U.S.-based global automaker for continuing maintenance, and approximately $170,000 was recognized as license revenue for continuing maintenance with BASF SE.

Services revenue, consisting primarily of non-recurring government contracts, was $400,372 during the three-months ended June 30, 2012 as compared to $-0- for the same period in 2011.  Services revenue earned during the three-months ended June 30, 2012 was from a second $1,507,120 fixed-price modification to a contract awarded by the United States Department of Defense.  Services revenue is being recognized as deliverables are approved by the Department of Defense.  The deliverables outlined in this fixed-price modification are expected to be completed not later than August 2012.  Approximately $1.2 million of this second fixed-price modification will be earned as the result of qualifying Wave software on new PC and SED models and with new PC OEM and SED partners.  Fees will be earned for each qualifying model and/or partner after being verified by the Department of Defense.  Approximately $300,000 of these fees have been earned and approved by the Department of Defense during the three-months ended June 30, 2012.  This component of revenue will increase the gross margin for this second fixed-price modification as compared to previous contract modifications.

Licensing - cost of net revenues, consisting primarily of customer support and foreign tax withholdings, was $458,237 for the three-months ended June 30, 2012, as compared to $382,060 for the same period in 2011.  The increase in licensing - cost of net revenues was due primarily to an increase in customer support headcount in support of Wave’s expanding number of OEM relationships during the three-months ended June 30, 2012 versus the comparable prior year period and due to Safend’s licensing - cost of net revenues of approximately $38,000 during the three months ended June 30, 2012.

Services - cost of net revenues, consisting of non-recurring government time and materials costs, was $74,760 for the three-months ended June 30, 2012, as compared to $-0- for the same period in 2011.  Services - cost of net revenues increased during the three-months ended June 30, 2012 as compared to the comparable period of 2011 as work on our second fixed-price modification contract with the United States Department of Defense began in late 2011 and is expected to be completed not later than August 2012.

Selling, general and administrative (“SG&A”) expenses for the three-months ended June 30, 2012 were $8,624,691, as compared to $6,222,036 for the comparable period of 2011, an increase of approximately 39%.  The increase in SG&A expenses during the three-months ended June 30, 2012 was due primarily to (i) an increase in salaries and related benefits totaling approximately $857,000 and an increase of approximately $117,000 in travel expenses, supporting Wave’s growing customer base, (ii) an increase of approximately $303,000 in trade show and marketing expenses, (iii) an increase of approximately $65,000 in maintenance agreements, and (iv) Safend’s SG&A expenses amounting to approximately $1,020,000, consisting primarily of salaries and related benefits, travel expenses and amortization of intangible assets, in each case as compared to the three-months ended June 30, 2011.  Share-based compensation expense allocated to SG&A was approximately $883,000 for the three-months ended June 30, 2012, as compared to approximately $1,006,000 for the comparable period of 2011.

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

R&D expenses for the three-months ended June 30, 2012 were $5,050,625, as compared to $3,548,726 for the comparable period of 2011, an increase of 42%.  This increase was primarily attributable to (i) increased salaries, fringe and benefit expenditures of approximately $335,000, supporting Wave’s expanding number of OEM relationships and (ii) Safend’s R&D expenses amounting to approximately $1,245,000, consisting primarily of salaries and related benefits, in each case as compared to the three-months ended June 30, 2011.  Share-based compensation expense allocated to R&D was approximately $393,000 for the three-months ended June 30, 2012 as compared to approximately $369,000 for the comparable period of 2011.

Other income (expense) for the three-months ended June 30, 2012 included a net currency transaction loss of $13,812 as compared to a net gain of $231,368 for the comparable period of 2011.  The currency transaction gain for the three-months ended June 30, 2011 was attributable to BASF orders received in early May 2011 which were collected in late June 2011.  Interest income for the three-months ended June 30, 2012, was $21 as compared to $2,349 for the comparable period of 2011.  Interest expense consisted of interest incurred on our secured borrowings and a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $60,525 for the three-months ended June 30, 2012 as compared to $3,102 for the comparable period of 2011.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended June 30, 2012 was $6,521,155 as compared to $1,828,081 for the comparable period of 2011.

Six-Months Ended June 30, 2012 and 2011

Wave had net revenues of $14,743,611 and $15,570,362 for the six-months ended June 30, 2012 and 2011, respectively.  The decrease in revenue was due primarily to a decrease in licensing revenues.

Licensing revenues decreased by approximately $1,339,000 during the six-months ended June 30, 2012 as compared to the same period in 2011.  This decrease in licensing revenues was due primarily to a decrease in OEM revenue of approximately $1.6 million, primarily as the result of an amendment to Wave’s software license agreement with Dell effective November 1, 2011 as described above, and a net decrease in revenue recognized on our license upgrade sales of approximately $2.3 million during the six-

months ended June 30, 2012 as compared to the same period in 2011, offset by approximately $1,093,000 of license, maintenance and training revenue recognized during the six-months ended June 30, 2012 on a $1.7 million order from one of the world’s leading international oil and gas companies that was completed in November, 2011 and Safend license revenues of approximately $2,779,000 for the six-months ended June 30, 2012.

The decrease in license revenue recognized on our license upgrade sales was due primarily to approximately $3,327,000 of license revenue recognized in the six-months ended June 30, 2011 through our OEM partners on behalf of their customer, a U.S.-based global automaker for orders received in late 2010 and the recognition of approximately $691,000 in the six-months ended June 30, 2011 on orders received in early May 2011 from BASF SE, a global chemical firm.  During the six-months ended June 30, 2012, approximately $387,000 was recognized as license revenue for the U.S.-based global automaker for continuing maintenance and approximately $340,000 was recognized as license revenue for continuing maintenance with BASF SE.

Services revenue earned during the six-months ended June 30, 2012 was from a second $1,507,120 fixed-price modification to a contract awarded by the United States Department of Defense and is expected to be completed not later than August 2012.  Approximately $1.2 million of this second fixed-price modification will be earned as the result of qualifying Wave software on new PC and SED models and with new PC OEM and SED partners.  Fees will be earned for each qualifying model and/or partner after being verified by the Department of Defense.  Approximately $505,000 of these fees have been earned and approved by the Department of Defense during the six-months ended June 30, 2012.  This component of revenue will increase the gross margin for this second fixed-price modification as compared to previous contract modifications.  Services revenue earned during the six-months ended June 30, 2011 was from a $1,600,000 fixed-price modification to a contract awarded by the United States Department of Defense.  The term of the project, as modified, was approximately seventeen months and was completed during mid-February 2011.  Under the contract, Wave provided consulting services in connection with a study to evaluate the implementation of trusted computing solutions for the United States government.

Licensing - cost of net revenues, consisting primarily of customer support and foreign tax withholdings, was $921,867 for the six-months ended June 30, 2012, as compared to $680,941for the same period in 2011.  The increase in licensing - costs of net revenues was due primarily to an increase in customer support headcount in support of Wave’s expanding number of OEM relationships during the six-months ended June 30, 2012 versus the comparable prior year period and Safend’s licensing - cost of net revenues of approximately $71,000 for the six-months ended June 30, 2012.

Services - cost of net revenues, consisting of non-recurring government time and materials costs, was $136,590 for the six-months ended June 30, 2012, as compared to $74,047 for the same period in 2011.  Services - cost of net revenues increased during the six-months ended June 30, 2012 as compared to the comparable period of 2011 as our second fixed-price modification to a contract with the United States Department of Defense was awarded in late 2011 and is expected to be completed in August 2012.

SG&A expenses for the six-months ended June 30, 2012 were $18,398,474, as compared to $12,282,943 for the comparable period of 2011, an increase of approximately 50%.  The increase in SG&A expenses during the six-months ended June 30, 2012 was due primarily to (i) an increase in salaries and related benefits totaling approximately $2,321,000 and an increase of approximately $353,000 in travel expenses, supporting Wave’s growing customer base, (ii) an increase of approximately $395,000 in trade show and marketing expenses, (iii) an increase of approximately $731,000 in professional services expenses, consisting primarily of legal, accounting and recruitment fees and (iv) Safend’s SG&A expenses amounting to approximately $2,086,000, consisting primarily of salaries and related benefits, travel expenses and amortization of intangible assets, in each case as compared to the six-months ended June 30, 2011.  Share-based compensation expense allocated to SG&A was approximately $1,855,000 for the six-months ended June 30, 2012, as compared to approximately $1,845,000 for the comparable period of 2011.

R&D expenses for the six-months ended June 30, 2012 were $10,068,104, as compared to $6,847,513 for the comparable period of 2011, an increase of 47%.  This increase was primarily attributable to (i) increased salaries, fringe and benefit expenditures of approximately $886,000, the support of Wave’s expanding number of OEM relationships and (ii) Safend’s R&D expenses amounting to approximately $2,388,000, consisting primarily of salaries and related benefits, in each case as compared to the six-months ended June 30, 2011.  Share-based compensation expense allocated to R&D was approximately $765,000 for the six-months ended June 30, 2012 as compared to approximately $712,000 for the comparable period of 2011.

Other income (expense) for the six-months ended June 30, 2012 included a net currency transaction gain of $9,788 as compared to a net gain of $231,368 for the comparable period of 2011.  The net currency transaction gain for the six-months ended June 30, 2011 was attributable to BASF orders received in early May 2011 which were collected in late June 2011.  Interest income for the six-months ended June 30, 2012, was $42 as compared to $4,463 for the comparable period of 2011.  Interest expense consisted of interest incurred on our secured borrowings and a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $62,651 for the six-months ended June 30, 2012 as compared to $6,517 for the comparable period of 2011.

Due to the reasons set forth above, our net loss to common stockholders for the six-months ended June 30, 2012 was $14,834,245 as compared to $4,085,768 for the comparable period of 2011.

Liquidity and Capital Resources

Wave has incurred substantial operating losses since its inception, and as of June 30, 2012, has an accumulated deficit of $377,787,913.  We also expect to incur an operating loss for the fiscal year of 2012.

Sources and uses of cash

As of June 30, 2012, Wave had $1,570,573 in cash and cash equivalents.  As of December 31, 2011, Wave had $3,385,035 in cash and cash equivalents.  The decrease in cash and cash equivalents of $1,814,462 resulted from (i) $7,651,378 used in operating activities and (ii) $103,842 used in investing activities for the acquisition of capital assets, offset by $5,940,758 provided by financing activities, primarily from the issuance of shares of our Class A common stock in at the market offerings through MLV.

Our largest source of operating cash flow is cash collections from our customers.  Cash collections from customers amounted to approximately $16,602,000 and $23,194,000 for the six-months ended June 30, 2012 and 2011, respectively.  This decrease was due, in part, to the collection of $8.1 million of accounts receivable during the six-months ended June 30, 2011 for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker, offset by Safend collections of approximately $3.6 million and the collection of a $1.7 million order from one of the world’s leading international oil and gas companies during the six-months ended June 30, 2012.  Our primary uses of cash in operations are for personnel related expenditures, marketing and other general operating expenses.

Comparison of the periods ended June 30, 2012 and 2011

Cash provided by (used in) operating activities

The amount of cash used in operating activities was $7,651,918 for the six-months ended June 30, 2012 compared to $5,418,232 provided by operating activities for the comparable period of 2011.  The fluctuations in cash provided by (used in) operating activities were the result of the changes in the net losses in each of the six-months ended June 30, 2012 and 2011, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts.  Additionally, Wave experienced a decrease in cash collected from customers during the six-months ended June 30, 2012 as compared to the same period in 2011 due to the collection of $8.1 million of accounts receivable during the six-months ended June 30, 2011 for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker, offset by Safend collections of approximately $3.6 million and the collection of a $1.7 million order from one of the world’s leading international oil and gas companies during the six-months ended June 30, 2012.  Also, cash used in operating activities resulted from an increase in cash payments for personnel related expenditures, primarily from a higher average headcount during the six-months ended June 30, 2012 as compared to the comparable period of 2011, and an increase in payments for professional services, primarily for legal and accounting fees associated with the acquisition of Safend.  Cash used in operations also resulted from an increase in cash payments to suppliers, primarily as a result of increased tradeshow and marketing activities during the six-months ended June 30, 2012 as compared to the comparable period of 2011.

Cash flows from investing activities

Cash used in investing activities consisted of funds used to acquire capital assets totaling $103,302 and $330,065 for the six-months ended June 30, 2012 and 2011, respectively.  Wave expects to continue to acquire capital assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue for the remainder of 2012 at approximately the same level expended during the six-months ended June 30, 2012.  As a result of lower capital expenditures, net cash used in investing activities decreased by $226,763 for the six-months ended June 30, 2012 as compared to the comparable period of 2011.

Cash flows from financing activities

For the six-months ended June 30, 2012, cash provided by financing activities totaled $5,940,758 and consisted of $5,143,876, after deducting offering costs of approximately $164,000, in connection with the issuance of 3,593,742 shares of Class A common stock in it’s at the market offerings through MLV, $291,500 of investor stock warrant exercises related to our 2009 and 2008 financings, $66,497 of employee stock option exercises and $474,233 from the sale of shares pursuant to the Wave 2004 Employee Stock Purchase Plan offset by $35,348 of payments on a capital lease obligation.  For the six-months ended June 30, 2011, cash provided by financing activities totaled $2,167,078 and consisted of $991,239 of investor stock warrant exercises related to our 2009 and 2008 financings, $771,815 of employee stock option exercises and $436,771 from the sale of shares pursuant to the Wave 2004 Employee Stock Purchase Plan offset by $32,747 of payments on a capital lease obligation.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending June 30, 2013 will be approximately $46,400,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of $1,570,573 as of June 30, 2012;

•                  collection of receivables; and

•                  additional financings

Given Wave’s capital requirements for the twelve-months ending June 30, 2013 as indicated above, our cash balance as of June 30, 2012 and the uncertainty as to whether we will generate sufficient revenue, Wave will be required to raise additional capital to continue to fund its operations.  We expect to obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $30,000,000 shelf registration statement that we filed on June 21, 2011 and was declared effective by the Commission on July 22, 2011.  On August 8, 2012, Wave sold 2,587,824 shares of Class A Common Stock at $0.6425 per share for gross proceeds of $1,662,677. This financing was completed under a shelf registration filed with the SEC on June 21, 2011.  We realized approximately $1,533,000 in net proceeds after deducting the placement agent fees of $99,761 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 1,293,912 shares of Wave Class A Common Stock for $0.58 per share. These warrants expire on August 8, 2015. We also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire up to 155,269 shares of Wave Class A Common Stock for $0.58 per share. This warrant expires on August 8, 2015.  As of August 9, 2012, approximately $19,210,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

During January 2012, we entered into an At the Market Sales Agreement with MLV & Co. LLC (“MLV”) under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV. During the six-month period ended June 30, 2012, Wave sold 3,593,742 shares of its Class A common stock through MLV at an average price of $1.48 per share, for net proceeds of approximately $5.1 million after deducting offering costs of approximately $164,000. Subsequent to June 30, 2012, Wave sold1,447,695 shares of its Class A common stock through MLV at an average price of $0.67 per share, for net proceeds of approximately $934,000 after deducting offering costs of approximately $31,000.  As of August 3, 2012, Wave has sold a total of approximately 5.0 million shares of its common stock through MLV, raising net proceeds of approximately $6.1 million after deducting offering costs of approximately $196,000.

As noted above, we have transferred certain accounts receivable to buyers through TRE that are accounted for as secured borrowings because we are required to repurchase the pledged receivables under certain circumstances in case of specific defaults by our customers as set forth in the program terms. The carrying value of each secured borrowing approximates 85% of each associated pledged receivable taking into consideration a 15% holdback provision per the TRE agreement.  The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was .85% at June 30, 2012.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners.  In addition, Wave receives revenues from software development and other services.  As noted above, total cash received from all revenue sources for the six-months ended June 30, 2012 was approximately $16,602,000 versus approximately $23,194,000 for the comparable period of 2011.

During July 2012, Wave entered into a worldwide distribution agreement with Lenovo, the world’s second-largest PC company, under which Lenovo will offer Wave’s security solutions on a resale basis and through its channel partners.  During July 2012, Wave also announced that it has signed a Basic Ordering Agreement (BOA) with the NATO Communications and Information Agency (NCI Agency). The BOA provides the framework for all 28 member countries (which includes the United States European Command (EUCOM)) to access Wave’s complete portfolio of trusted computing security solutions. Under the agreement, Wave is entitled to compete on bids pertaining to the company’s areas of expertise.  A BOA is the primary part in a two-stage contracting procedure, whereby the contract is negotiated and placed with a supplier for specific types of products. It serves as a written instrument of understanding, negotiated between the NCI Agency and Wave that includes terms and clauses applicable to future task order awards, a description of supplies or services to be provided and methodology for pricing, issuing and delivering future task orders.

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

Our OEM distribution agreements have given rise to separate software upgrade contracts with the end users of the products distributed by the OEMs.  The contracts, referred to by us as license upgrade agreements, include a software license and a maintenance agreement.  The contracts are separately negotiated with end users and are not associated with our OEM distribution agreements.  Sales from the license upgrade agreements began in the latter part of the third quarter of fiscal year 2007.  The sales consist of licensed use of Wave’s EMBASSY Trust Suite of products, primarily Wave’s EMBASSY Security Center paired with our ERAS server product and our Safend Data Protection Suite of products.  On November 30, 2011, we delivered in-full against a $1.7 million order from one of the world’s leading international oil and gas companies for our ERAS, EMBASSY Protector software and related maintenance services to manage laptop computers with self-encrypting drives.  The order, which involves tens of thousands of licenses and related software maintenance through the end of 2012, is a “large” class order (5,000 or more licenses) for which VSOE has not yet been achieved. As a result, we are recognizing $1.7 million as revenue ratably through the end of 2012.  During May 2011, we fulfilled a $3.5 million order from BASF in which we provided the global chemical firm with our EMBASSY client and server software. In early May 2011, Wave received significant license and maintenance orders for its ERAS software and its maintenance services for its global fleet of personal computers.  The order involved tens of thousands of ERAS licenses, maintenance orders for 2011 and additional maintenance orders for all of 2012 and is a “large” class order for which VSOE has not yet been achieved. As a result we recognized approximately $3.0 million of license sales and 2011 maintenance as revenue ratably over the balance of 2011, with 2012 maintenance of approximately $682,000 being recognized ratably over the full year of 2012.  In late December 2010 Wave received a series of significant license and maintenance orders for its ERAS software from a U.S.-based automotive company.  The orders were received by Wave through its PC OEM partners and totaled approximately $5.2 million.  The orders increased the total value of the automaker’s software orders to $10.9 million, $1.9 million of which was recorded as revenue in 2010, $6.7 million of which was recorded as revenue in 2011, and $2.3 million of which is expected to be recognized as revenue in 2012 through 2014.  Initial orders from this U.S.-based automotive company for software licenses and maintenance totaling $5.7 million were received by Wave in December 2009 through a PC OEM partner.  In Early May 2011, Wave received significant license and maintenance orders for its ERAS software from BASF SE totaling approximately $3.5 million, of which approximately $2.8 million was recorded as revenue during 2011 and approximately $700,000 is being recorded ratably over 2012.

At June 30, 2012, as a result of establishing VSOE for the fair value of each undelivered element for our software and maintenance services for our small customer class effective January 1, 2011, our deferred revenue consists primarily of the unamortized balance of maintenance for sales to our small class of customers during the six-months ended June 30, 2012 and arrangements where VSOE does not exist — large customer orders and small customer orders received prior to January 1, 2011 where the maintenance term is in excess of twelve months.  For arrangements where VSOE for the fair value of each undelivered element does not exist, our license and maintenance sales are recorded as deferred revenue and then recognized over the maintenance period which is typically a 365-day period.  The current portion of deferred revenue decreased $1,472,617 (to $5,146,640 from $6,619,257) at June 30, 2012 versus December 31, 2011 primarily as the result of the partial recognition of revenue on the $1.7 million order from one of the world’s leading international oil and gas companies as noted above.  Wave recognized approximately $3,842,000 and $6,159,000 of license upgrade revenue during the six-months ended June 30, 2012 and 2011, respectively.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending June 30, 2013, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending June 30, 2013.  These activities have included the issuance of approximately 5.0 million shares of our common stock through MLV as of August 3, 2012, raising net proceeds of approximately $6.1 million after deducting offering costs of approximately $196,000 and the sale of approximately 2.6 million shares of our common stock on August 8, 2012, raising net proceeds of approximately $1.5 million after deducting issuance cost of approximately $130,000.

We will be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending June 30, 2013.  The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives.  Based upon the available cash currently on hand, including the net proceeds from the 2012 ATM described above and the financing completed on August 8, 2012, if we meet our current revenue and expenditure forecast for the twelve-months ending June 30, 2013 (both of which are uncertain), we estimate that we will need at least $5,000,000 in additional cash in order to continue as a going concern for the next twelve-months ending June 30, 2013.  The foregoing is based on meeting our current revenue forecast for both Dell and non-Dell revenues for the twelve-months ending June 30, 2013.  As noted above, Wave’s software license agreement with Dell was amended during January 2012, retroactive to November 1, 2011.  While the foregoing assumes current shipment volumes at a per-unit royalty rate throughout June 2013, our amended license agreement with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.

Other uncertainties that may impact the future business outlook

Because the information security services market in general, and the TCG hardware security category in particular, are in early stages of development, customer requirements may change and/or new competitive pressures can emerge, which could require a shift in product development and/or market strategy.  Should such shifts occur, they may require development, marketing and sales strategies to re-start or expand, which would likely increase operating costs and require additional capital.  Such shifts have occurred several times throughout Wave’s history, requiring significant changes in strategy and business plan.

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by June 30, 2013 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond June 30, 2013.  The challenges presented by the recent economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (“OCS”) for the financing of a portion of its research and development expenditures in Israel.  Safend’s repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments.  Wave determined the fair value of this liability to be $4,043,000 at September 22, 2011.  At June 30, 2012, the liability amounted to $4,400,397, reflecting additional grants received and amounts repaid since the acquisition date.

Wave has a capitalized lease obligation for computer equipment due July 2013 of $81,385 and $150,757 as of June 30, 2012 and 2011, respectively.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of June 30, 2012 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress’ TVTonic consumer media services on December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease and royalty obligations described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$74,883	$6,502	$—	$—	$81,385
Operating leases commitments	951,487	1,494,976	668,858	—	3,115,321
Total commitments	$1,026,370	$1,501,478	$668,858	$—	$3,196,706

Net operating and capital loss carryforwards

As of December 31, 2011, Wave had available net operating and capital loss carryforwards for federal income tax purposes of approximately $276.3 million, inclusive of approximately $7.2 million of Safend, Inc., a U.S.-based subsidiary of Safend, which expire beginning in 2012 through 2031.  Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period.  We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following.  As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The exposure to market risk associated with interest rate-sensitive instruments is not material.  Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.  Controls and Procedures

a)     Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

June 30, 2012, and due to the material weakness in our internal control over financial reporting described in our Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)     Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2012, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c)     Remediation Efforts

In the six-months ended June 30, 2012, we are continuing to implement the following measures, originally described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012, to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the remaining quarters of 2012:

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

d)     Remediation Plans

We have made no significant changes in our remediation plans during the six-months ended June 30, 2012 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  During July 2012, we hired a reporting manager to assist in the financial reporting process and entered into a consulting arrangement with a leading consulting firm with expertise in software revenue recognition.  For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended June 30, 2012 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of June 30, 2012, we had an accumulated deficit of approximately $377.8 million and negative working capital of approximately $7.0 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 54% of our revenue for the three-month period ended June 30, 2012. If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 54% of our revenue for the three-month period ended June 30, 2012. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products, or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

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

In addition, the stock market in general, and the market prices for technology-related companies in particular, have experienced significant price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our Class A common stock or any of our other securities for which a market develops, regardless of our operating performance. Securities class action litigation has often been instituted against companies that have experienced periods of volatility in the market price for their securities.  It is possible that we could become the target of additional litigation of this kind that would require substantial management attention and expense.  The diversion of management’s attention and capital resources could have a material adverse effect on our business.  In addition, any negative publicity or perceived negative publicity of any such litigation could have an adverse impact on our business.

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

On July 13, 2012, the Company received notification from the Listing Qualifications division of The NASDAQ Stock Market indicating that the Company’s Class A common stock is subject to potential delisting from The NASDAQ Capital Market because for a period of 30 consecutive business days, the bid price of the Company’s Class A common stock closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). This notice was the subject of the Company’s filing on Form 8-K filed on July 13, 2012.  The NASDAQ notice indicated that, in accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company will be provided 180 calendar days, or until January 10, 2013, to regain compliance.  If, at any time before January 10, 2013, the bid price of the Company’s Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ staff will provide written notification that it has achieved compliance with the Bid Price Rule.  If the Company fails to regain compliance with the Bid Price Rule before January 10, 2013 but otherwise meets all of the other applicable standards for initial listing on the NASDAQ Capital Market, then the Company may be eligible to have an additional 180 calendar days, or until July 9, 2013, to regain compliance with the Bid Price Rule. The Company plans to make a diligent effort to maintain its listing, but we can make no assurances that we will be able to do so.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5.  Other Information.

Pursuant to an agreement entered into on April 23, 2012 with The Receivables Exchange, an unrelated third party (“TRE”), we have transferred certain accounts receivable to buyers through TRE, which are accounted for as secured borrowings. The transferred receivables are classified as pledged receivables and our obligation to repurchase the transferred receivables is presented as secured borrowings on the consolidated balance sheet. The carrying value of each secured borrowing approximates 85% of each associated pledged receivable and takes into consideration a 15% holdback provision per the TRE agreement. The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was .85% at June 30, 2012. With our approval, TRE establishes arrangements with buyers providing for borrowings that are secured by our accounts receivable, and for which recourse exists against us. We can be required to repurchase the receivables under certain circumstances in case of specific defaults by our customers as set forth in the program terms. TRE acts as the servicing agent for receivables transferred to buyers. TRE collects the pledged receivables from our customers and makes the repayment to the buyers on our behalf once the receivables are collected.

At June 30, 2012 and 2011, receivables totaling $1,009,430 and $-0-, respectively, were transferred to buyer, remain uncollected and are subject to repurchase. The secured borrowings totaled $852,948 and $-0- as of June 30, 2012 and 2011, respectively. We recognized $58,735 and $-0- of interest expense associated with the secured borrowings for the six-months ended June 30, 2012 and 2011, respectively. Proceeds from the transfer of receivables are included in cash provided by operating activities in the consolidated statements of cash flows. Proceeds from the transfer of pledged receivables were $3,894,609 for the three and six months ended June 30, 2012. TRE collected $3,041,661 of pledged receivables in the three and six months ended June 30, 2012, which thereby reduced our repurchase obligation and were accounted for as reductions of pledged receivables and secured borrowings on the consolidated balance sheet.  No pledged receivables were repurchased by the Company in the three and six months ended June 30, 2012. Proceeds from the transfer of pledged receivables since June 30, 2012 amounted to $1,434,469.

Item 6.  Exhibits.

(a)          Exhibits

Exhibit No.		Description of Exhibit
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	—	SMB Master Program Agreement, by and between The Receivables Exchange LLC and the other parties thereto, dated as of January 1, 2012.
101.1	—	XBRL Instance Document
101.2	—	XBRL Taxonomy Extension Schema Document
101.3	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	—	XBRL Taxonomy Extension Definition Linkbase Document
101.5	—	XBRL Taxonomy Extension Label Linkbase Document
101.6	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE SYSTEMS CORP.
(Registrant)

Dated: August 9, 2012	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2012	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)