Form 10-Q
period 2012-09-30
WAVE SYSTEMS CORP
filed 2012-11-09
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-24752

Wave Systems Corp.

(Exact name of registrant as specified in its charter)

Delaware	13-3477246
(State or other jurisdiction of	(I.R.S.Employer Identification No.)
incorporation or organization)

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2012: 104,649,588 shares of Class A Common Stock and 35,556 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2012

Item 6.	Exhibits	48

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,163,046	$3,385,035
Accounts receivable, net of allowance for doubtful accounts of $-0- at September 30, 2012 and December 31, 2011	2,640,528	7,198,645
Pledged receivables	795,416	—
Prepaid expenses	886,919	823,761
Total current assets	6,485,909	11,407,441
Property and equipment, net	983,920	1,236,844
Amortizable intangible assets, net	9,711,906	10,925,306
Goodwill	6,216,059	6,216,059
Other assets	325,393	336,607
Total Assets	23,723,187	30,122,257
Liabilities and Stockholders’ Equity
Current liabilities:
Secured borrowings	672,107	—
Accounts payable and accrued expenses	7,366,079	6,701,026
Current portion of capital lease payable	63,197	72,074
Deferred revenue	4,484,362	6,619,257
Total current liabilities	12,585,745	13,392,357
Long-term portion of capital lease payable	—	44,659
Other long-term liabilities	93,969	66,283
Royalty liability	4,116,656	4,043,163
Long-term deferred revenue	1,194,152	1,035,220
Total liabilities	17,990,522	18,581,682
Stockholders’ Equity:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 100,999,248 shares issued and outstanding in 2012 and 89,574,385 in 2011	1,009,992	895,744
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 35,556 shares issued and outstanding in 2012 and 2011	355	355
Capital in excess of par value	388,618,723	373,598,144
Accumulated deficit	(383,896,405)	(362,953,668)
Total Stockholders’ Equity	5,732,665	11,540,575
Total Liabilities and Stockholders’ Equity	$23,723,187	$30,122,257

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net revenues:
Licensing	$6,930,724	$9,259,722	$20,950,093	$24,617,967
Services	39,539	274,416	763,781	486,533
Total net revenues	6,970,263	9,534,138	21,713,874	25,104,500
Operating expenses:
Licensing — cost of net revenues	395,188	459,002	1,317,055	1,139,943
Services — cost of net revenues	7,521	28,122	144,111	102,169
Selling, general and administrative	7,847,873	7,021,658	26,246,347	19,304,601
Research and development	4,793,453	3,869,833	14,861,557	10,717,346
Total operating expenses	13,044,035	11,378,615	42,569,070	31,264,059
Operating loss	(6,073,772)	(1,844,477)	(20,855,196)	(6,159,559)
Other income (expense):
Net currency transaction gain	1,965	—	11,753	231,368
Net interest expense	(36,685)	(1,074)	(99,294)	(3,128)
Total other income (expense)	(34,720)	(1,074)	(87,541)	228,240
Net loss	$(6,108,492)	$(1,845,551)	$(20,942,737)	$(5,931,319)
Loss per common share — basic and diluted	$(0.06)	$(0.02)	$(0.22)	$(0.07)
Weighted average number of common shares outstanding during the period	97,987,172	83,680,753	93,585,723	82,929,284

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Class A Common		Class B Common		Capital in
	Stock		Stock		Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance as of December 31, 2011	89,574,385	$895,744	35,556	$355	$373,598,144	$(362,953,668)	$11,540,575
Net loss	—	—	—	—	—	(20,942,737)	(20,942,737)
Issuance of Class A Common Stock at prices ranging from $0.65 to $2.28 per share, less issuance costs of $279,190	7,567,476	75,675	—	—	8,664,412	—	8,740,087
Issuance of Class A Common Stock at $0.6425 per share, less issuance costs of $129,761	2,587,824	25,878	—	—	1,507,038	—	1,532,916
Warrants exercised at $0.55 - $0.58 per share	580,000	5,800	—	—	314,700	—	320,500
Employee stock options exercised at $0.52 - $1.95 per share	91,199	912	—	—	78,591	—	79,503
Cashless exercise of warrants at $0.55 per share	40,442	404	—	—	(404)	—	—
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $0.85	557,922	5,579	—	—	468,654	—	474,233
Stock based compensation	—	—	—	—	3,987,588	—	3,987,588
Balance as of September 30, 2012	100,999,248	$1,009,992	35,556	$355	$388,618,723	$(383,896,405)	$5,732,665

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(20,942,737)	$(5,931,319)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,611,521	438,794
Compensation associated with issuance of stock options	3,987,588	3,938,605
Changes in assets and liabilities, net of effects from business acquisition:
Decrease in accounts receivable	4,434,808	8,170,825
(Increase) in prepaid expenses and other current assets	(63,158)	(193,029)
Decrease (increase) in other assets	11,214	(137,319)
Increase (decrease) in accounts payable and accrued expenses	622,443	(34,980)
Decrease in deferred revenue	(1,975,963)	(3,729,199)
Increase in royalty liability	116,103	—
Increase in other long-term liabilities	27,686	201
Net cash provided by (used in) operating activities	(12,170,495)	2,522,579

Cash flows from investing activities:
Acquisition of property and equipment	(145,197)	(593,139)
Acquisition of Safend, Ltd., net of cash acquired	—	(802,962)
Net cash used in investing activities	(145,197)	(1,396,101)

Cash flows from financing activities:
Payments on capital lease obligation	(53,536)	(49,596)
Proceeds from employee stock purchase plan	474,233	436,771
Proceeds from exercise of warrants	320,500	991,239
Proceeds from employee stock option exercises	79,503	791,440
Net proceeds from issuance of common stock	10,273,003	—
Net cash provided by financing activities	11,093,703	2,169,854

Net increase (decrease) in cash and cash equivalents	(1,221,989)	3,296,332

Cash and cash equivalents at beginning of period	3,385,035	3,595,076

Cash and cash equivalents at end of period	$2,163,046	$6,891,408

Supplemental cash flow information:
Non-cash financing activities:
Cashless exercise of warrants	$404	$1,204
Cash paid during the period for:
Interest	$89,100	$9,300

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

September 30, 2012 and 2011

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2012 and December 31, 2011, its results of operations for the three-month and nine-month periods ended September 30, 2012 and 2011, its changes in stockholder’s equity and comprehensive income (loss) for the nine-month period ended September 30, 2012, and cash flows for the nine-month periods ended September 30, 2012 and 2011.  Such financial statements have been prepared in accordance with the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2011, included in its Form 10-K filed on March 30, 2012.  The results of operations for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the operating results for the full year or any future periods.

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

Allocation of Purchase Price

The total purchase price paid for the 100% equity interest in Safend has been allocated to the acquired assets and assumed liabilities based on their estimated fair value at the date of acquisition. As part of the process, we performed a preliminary valuation analysis to determine the fair values of certain assets and liabilities of Safend as of the acquisition date. The determination of the value of these components required us to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include, but are not limited to, the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin, while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with such respective asset or liability. The excess of the purchase price over the net identifiable intangible assets, other identifiable assets acquired and liabilities assumed has been recorded as goodwill. Goodwill has been reflected in the Safend segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

Costs to acquire:
Cash payment	$1,100,000
Stock-based consideration	11,377,528

Total	$12,477,528

Allocated to:
Cash and cash equivalents	$296,685
Accounts receivable	469,461
Prepaid expenses and other current assets	557,153
Long-term prepaid expenses	12,197
Property and equipment	133,235
Acquired intangible assets	10,578,000
Accounts payable and accrued expenses	(1,209,764)
Deferred revenue	(1,565,704)
Royalty liability	(4,043,000)

Net assets acquired	$5,228,263

Charge for adjustments to working capital	$1,033,206

Allocation to goodwill	$6,216,059

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

The Company has corrected the initial allocation of the purchase price to properly state the acquired receivables and deferred revenue.  The errors amounted to $1,033,206 in the aggregate, the details of which have been reflected in the table above.  Pursuant to the terms of the Share Purchase Agreement to acquire Safend (SPA), as part of the closing, 600,723 Wave shares with a value at September 22, 2011 of approximately $1,300,000 were placed into escrow with two thirds of the amount to be released 12 months subsequent to the closing date and one third to be released after an additional 6 months. Pursuant the terms of the SPA, the Company was provided 60 days subsequent to the closing date of September 22, 2011 to present a final working capital statement and any negative adjustment to the purchase price based upon final working capital being below an agreed upon target. The selling shareholders would have 45 days to review and dispute any such adjustment.  The SPA called for adjudication by an independent accounting firm of any proposed adjustments to the working capital statement if not agreed upon by the Company and the selling shareholders.  Once determined, any adjustment to the purchase price based upon the working capital being below the agreed upon target would have resulted in a return of that value to the Company from the shares held in escrow.  Because management did not identify the errors during the 60 day period, the Company did not propose to adjust the final working capital statement or the purchase price.  The errors were subsequently identified during the preparation of the Company’s consolidated financial statements for the year ended December 31, 2011. The Company has made claims against the escrow under the indemnification provisions in the purchase agreement in respect of the accounting errors and the Safend litigation, as described in the Contingencies note, and those claims remain unresolved.  As a result of the foregoing, the financial impact of these errors was recorded in the Company’s consolidated statement of operations during the three months ended December 31, 2011.

Adjustment for Royalty Obligation

As previously reported, Safend has received grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (OCS), for the financing of a portion of its research and development expenditures in Israel. Safend is required to pay back the grants to the Israeli government based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments.  The Israeli government charges interest at LIBOR for any outstanding grant amounts due to be repaid.  As part of the preliminary purchase price allocation recorded in the third quarter ended September 30, 2011, the Company did not record the fair value of the obligation to the Israeli government associated with these grants.  The total value of the grants owed as of September 22, 2011 was approximately $5.4 million and the Company determined the fair value of this liability was $4,043,000.  In connection with this adjustment, the Company also revised the amounts which had previously been recorded for acquired intangible assets in the amount of $1,770,000 and goodwill in the amount of $2,273,000.  These amounts have been reflected in the table above.  At September 30, 2012 and December 31, 2011, this liability amounted to $4,423,656 and $4,307,553, respectively, reflecting additional grants received and amounts repaid since the acquisition date.  The Company’s policy to accrete the discount recorded to the liability subsequent to the acquisition date is based on the effective interest method.

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

During the quarter ended March 31, 2011, we had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for our small class of customers.  Through September 30, 2012, we continue to lack sufficient independent maintenance renewals to establish VSOE for our large customer class.  As a result, beginning in the quarter ended March 31, 2011, for the small customer class, we have allocated the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is still the case for our large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.  At September 30, 2012 and December 31, 2011, our deferred revenue consists of the unamortized balance of maintenance for sales to our small class of customers during the year ended December 31, 2011 and the nine-month period ended September 30, 2012 and arrangements where VSOE does not exist — all large customer orders and small customer orders received prior to January 1, 2011.

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

3.  Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of September 30, 2012, had an accumulated deficit of $383,896,405.  We also expect Wave will incur an operating loss for the fiscal year 2012.

Due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated to fund its cash flow requirements for the twelve-months ending September 30, 2013.  As of September 30, 2012, we had approximately $2.2 million of cash on hand and negative working capital of approximately $6.1 million.  Given Wave’s forecasted capital requirements for the twelve-months ending September 30, 2013, our cash balance as of September 30, 2012, and the uncertainty as to whether we will generate sufficient revenue, Wave will be required to raise additional capital to continue to fund its operations.  On October 23, 2012, Wave sold 3,324,750 shares of Class A Common Stock at $1.0025 per share for gross proceeds of $3,333,062. This financing was completed under a shelf registration filed with the SEC on June 21, 2011.  We realized approximately $3,073,000 in net proceeds after deducting the placement agent fees of $199,984 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 1,662,375 shares of Wave Class A Common Stock for $0.94 per share. These warrants expire on October 23, 2017.  We expect to obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $30,000,000 shelf registration statement that we filed on June 21, 2011.  As of November 9, 2012, approximately $11,244,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

During January 2012, we entered into an At the Market Sales Agreement with MLV & Co. LLC (“MLV”) under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV.  During the nine-month period ended September 30, 2012, Wave sold 7,567,476 shares of its Class A common stock through MLV at an average price of $1.19 per share, for net proceeds of approximately $8.7 million after deducting offering costs of approximately $279,000.  As of November 9, 2012, Wave has sold a total of approximately 7.9 million shares of its common stock through MLV, raising net proceeds of $9.1 million after deducting offering costs of approximately $290,000.

On August 8, 2012, Wave sold 2,587,824 shares of Class A Common Stock at $0.6425 per share for gross proceeds of $1,662,677. This financing was completed under a shelf registration filed with the SEC on June 21, 2011.  Wave realized approximately $1,533,000 in net proceeds after deducting the placement agent fees of $99,761 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, Wave also agreed to issue warrants to the subscribers to purchase up to 1,293,912 shares of Wave Class A Common Stock for $0.58 per share. These warrants expire on August 8, 2015. Wave also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire up to 155,269 shares of Wave Class A Common Stock for $0.58 per share. This warrant expires on August 8, 2015.

Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

4.  Secured Borrowings and Pledged Receivables

Pursuant to an agreement entered into on April 23, 2012 with The Receivables Exchange (“TRE”), an unrelated third party, we have transferred certain accounts receivable to buyers which are accounted for as secured borrowings. The transferred receivables are classified as pledged receivables and our obligation to repurchase the transferred receivables is presented as secured borrowings on the consolidated balance sheet. The carrying value of each secured borrowing approximates 85% of each associated pledged receivable and takes into consideration a 15% holdback provision per the TRE agreement.  The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 1.29% at September 30, 2012.

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

At September 30, 2012 and December 31, 2011, receivables totaling $795,416 and $-0-, respectively, were transferred to buyer, remain uncollected and are subject to repurchase. The secured borrowings totaled $672,107 and $-0- as of September 30, 2012 and December 31, 2011, respectively. We recognized $35,244 and $93,979 of interest expense associated with the secured borrowings for the three and nine-months ended September 30, 2012, respectively.  Proceeds from the transfer of receivables are included in cash provided by operating activities in the consolidated statements of cash flows.  Proceeds from the transfer of pledged receivables were $3,276,758 and $7,171,367 for the three and nine months ended September 30, 2012, respectively.  TRE collected $3,457,599 and $6,499,260 of pledged receivables in the three and nine months ended September 30, 2012, respectively, which thereby reduced our repurchase obligation and were accounted for as reductions of pledged receivables and secured borrowings on the consolidated balance sheet.  No pledged receivables were repurchased by the Company in the three and nine months ended September 30, 2012.

5.  Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and nine-month periods ended September 30, 2012, were approximately 1,366,000 shares and 3,257,000 shares, respectively, versus 5,623,000 shares and 7,026,000 shares for the three-month and nine-month periods ended September 30, 2011, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 10,499,000 and 7,925,000 shares were outstanding for the three-month and nine-month periods ended September 30, 2012, respectively, versus 10,111,000 and 8,713,000 shares for the three-month and nine-month periods ended September 30, 2011, respectively, but would not have been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option of presenting components of other comprehensive income as a part of the consolidated statement of changes in stockholders’ equity. ASU No. 2011-05 requires entities to present all non-owner changes in stockholders’ equity either on the face of the financial statements or in the notes. The non-owner changes in stockholders’ equity are required to be presented on the face of the financial statements either as a single statement of comprehensive income or as two separate consecutive statements. ASU No. 2011-05 is effective for public entities for annual periods, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We adopted ASU No. 2011-05 during the first quarter of fiscal 2012. The adoption of ASU No. 2011-05 did not have a material effect on our financial position, results of operations or cash flows.

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

7.  Share-based Compensation

Wave recognized $1,343,510 and $1,355,100 of share-based compensation during the three-months ended September 30, 2012 and 2011, respectively, and $3,987,588 and $3,938,605 for the nine-month periods ended September 30, 2012 and 2011, respectively.  During the three-month period ended September 30, 2012, Wave granted 101,100 stock options at a weighted-average estimated fair value of $0.44.  During the three-month period ended September 30, 2011, Wave granted 267,900 stock options at a weighted-average estimated fair value of $1.68.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Cost of Sales	$12,115	$14,904	$36,181	$40,973
Selling, General & Administrative	951,452	960,372	2,806,040	2,805,601
Research & Development	379,943	379,824	1,145,367	1,092,031

Total	$1,343,510	$1,355,100	$3,987,588	$3,938,605

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

The allocation of the purchase price for the acquisition of Safend was based upon a preliminary valuation and changes to amounts recorded as assets or liabilities, such as tax assets and liabilities, which may result in corresponding adjustments to goodwill during the measurement period (up to one year from the acquisition date).  The Company finalized the allocation of the purchase price for Safend in the third quarter of 2012.

The following schedule presents the changes in the carrying amount of goodwill during the period ended September 30, 2012:

Balances as of December 31, 2011	$6,216,059
Adjustments to goodwill	—
Balances as of September 30, 2012	$6,216,059

Wave tests goodwill for impairment annually at the reporting unit level using a fair value approach in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. Wave conducts an annual impairment test on September 30, of each year. The initial step requires Wave to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is to be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount of impairment, if any, is then measured based upon the estimated fair value of goodwill at the valuation date.  If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. The Company completed its annual goodwill impairment test as of September 30, 2012 which resulted in no impairment of goodwill.

The following schedule presents the details of intangible assets as of September 30, 2012 and December 31, 2011:

September 30, 2012
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(938,400)	$5,487,600	6.0
In-Process Technology	90,000	—	90,000	—
Customer Relationships	3,972,000	(406,027)	3,565,973	9.0
Trade Name	90,000	(90,000)	—	—
Acquired Patents	1,100,000	(531,667)	568,333	2.6
	$11,678,000	$(1,966,094)	$9,711,906

December 31, 2011
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(253,400)	$6,172,600	6.8
In-Process Technology	90,000	—	90,000	—
Customer Relationships	3,972,000	(108,127)	3,863,873	9.8
Trade Name	90,000	(24,500)	65,500.8
Acquired Patents	1,100,000	(366,667)	733,333	3.4
	$11,678,000	$(752,694)	$10,925,306

Amortization expense associated with intangible assets was $404,300 and $1,213,400 for the three and nine months ended September 30, 2012, respectively and $78,430 and $188,430 for the three and nine months ended September 30, 2011, respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2012	$384
2013	1,532
2014	1,532
2015	1,385
2016	1,312
Thereafter	3,477
Total	$9,622

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

10.  Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Safend’s endpoint data loss protection products and services.  These products and services constitute Wave’s reportable segments as of September 30, 2012.  The 2011 segment information previously included financial information pertaining to Wavexpress and their broadband media distribution products and services.  The operations of Wavexpress were suspended in late 2008.  Since that time, Wavexpress’ expenses have consisted primarily of a minor amount of share-based compensation expense and interest expense.  For all periods presented, these expenses are included with the Wave EMBASSY® digital security products and services segment.

Net losses for reportable segments exclude net interest income (expense) and other income.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s Chief Financial Officer.

The following sets forth reportable segment data:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net Revenues:
EMBASSY® digital security products and services	$5,492,296	$9,378,619	$17,457,256	$24,948,981
Safend endpoint data loss protection products and services	1,477,967	155,519	4,256,618	155,519
Total Net Revenues	6,970,263	9,534,138	21,713,874	25,104,500
Net Loss:
EMBASSY® digital security products and services	(5,735,569)	(1,798,047)	(18,750,127)	(6,113,129)
Safend endpoint data loss protection products and services	(338,203)	(46,430)	(2,105,069)	(46,430)
Total Segments Net Loss	(6,073,772)	(1,844,477)	(20,855,196)	(6,159,559)
Net currency transaction gain (loss)	1,965	—	11,753	231,368
Net interest expense	(36,685)	(1,074)	(99,294)	(3,128)
Net Loss	(6,108,492)	(1,845,551)	(20,942,737)	(5,931,319)
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	180,276	153,222	526,131	414,083
Safend endpoint data loss protection products and services	358,725	24,711	1,085,390	24,711
Total Depreciation and Amortization Expense	539,001	177,933	1,611,521	438,794
Capital Expenditures:
EMBASSY® digital security products and services	31,129	263,074	113,104	593,139
Safend endpoint data loss protection products and services	10,766	—	32,093	—
Total Capital Expenditures	$41,895	$263,074	$145,197	$593,139

	September 30,	December 31,
	2012	2011
Assets:
EMBASSY® digital security products and services	$6,489,795	$12,373,734
Safend endpoint data loss protection products and services	17,233,392	17,748,523
Total Assets	$23,723,187	$30,122,257

The following table details Wave’s sales by geographic area for the three and nine-month periods ended September 30, 2012 and 2011.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended September 30, 2012:
EMBASSY® digital security products and services	$4,313,354	$1,025,554	$153,388	$5,492,296
Safend endpoint data loss protection products and services	756,670	629,442	91,855	1,477,967
Total	5,070,024	1,654,996	245,243	6,970,263
% of Total Revenue	73%	24%	3%	100%
Three months ended September 30, 2011:
EMBASSY® digital security products and services	$7,982,546	$1,324,208	$71,865	$9,378,619
Safend endpoint data loss protection products and services	112,469	41,136	1,914	155,519
Total	8,095,015	1,365,344	73,779	9,534,138
% of Total Revenue	85%	14%	1%	100%

Nine months ended September 30, 2012:
EMBASSY® digital security products and services	$14,492,598	$2,672,470	$292,188	$17,457,256
Safend endpoint data loss protection products and services	1,803,580	1,853,512	599,526	4,256,618
Total	16,296,178	4,525,982	891,714	21,713,874
% of Total Revenue	75%	21%	4%	100%
Nine months ended September 30, 2011:
EMBASSY® digital security products and services	$22,410,711	$2,269,547	$268,723	$24,948,981
Safend endpoint data loss protection products and services	112,469	41,136	1,914	155,519
Total	22,523,180	2,310,683	270,637	25,104,500
% of Total Revenue	90%	9%	1%	100%

Approximately 90% of all long-lived assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and nine-month periods ended September 30, 2012 and 2011 are as follows:

		Three months ended September 30,		Nine months ended September 30,
		2012	2011	2012	2011
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$3,840,386	$5,747,094	$12,130,484	$16,615,247

% of Total Revenue		55%	60%	56%	66%

11.  Issuance of Common Stock

On August 8, 2012, Wave sold 2,587,824 shares of Class A Common Stock at $0.6425 per share for gross proceeds of $1,662,677. This financing was completed under a shelf registration filed with the SEC on June 21, 2011.  Wave realized approximately $1,533,000 in net proceeds after deducting the placement agent fees of $99,761 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, Wave also agreed to issue warrants to the subscribers to purchase up to 1,293,912 shares of Wave Class A Common Stock for $0.58 per share. These warrants expire on August 8, 2015. Wave also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire up to 155,269 shares of Wave Class A Common Stock for $0.58 per share. This warrant expires on August 8, 2015.

During the three-month period September 30, 2012, Wave received net proceeds of $3,596,211 after deducting offering costs of approximately $115,000, in connection with the issuance of 3,973,734 shares of Class A Common Stock in it’s at the market offerings through MLV.  The shares were sold at prices ranging from $0.65 - $1.13 per share.

During the three-month period ended September 30, 2012, Wave received gross proceeds of $29,000 in connection with the issuance of 50,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave’s August 2012 financing.  The warrants were exercised at $0.58 per share.

During the three-month period ended September 30, 2012, Wave received gross proceeds of $13,006 in connection with the issuance of 16,067 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at $0.81 per share.

During the three-month period ended June 30, 2012, Wave received net proceeds of $2,784,494 after deducting offering costs of approximately $89,000, in connection with the issuance of 2,479,501 shares of Class A Common Stock in it’s at the market offerings through MLV.  The shares were sold at prices ranging from $0.68 - $1.89 per share.

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

During the three-month period ended March 31, 2012, Wave received net proceeds of $2,359,382 after deducting offering costs of approximately $75,000, in connection with the issuance of 1,114,241 shares of Class A Common Stock in it’s at the market offerings through MLV.  The shares were sold at prices ranging from $2.10 - $2.28 per share.

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

12.  Fair Value Measurement

As of September 30, 2012, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($951,145 at September 30, 2012) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

13.  Contingencies

Landmark Ventures, Inc. (“Landmark”) has asserted that Safend Inc. (“Safend USA”), a subsidiary of Safend Ltd. (Wave’s Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the “Consulting Agreement”) which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York, Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000.  Landmark has also named Safend Ltd. and Wave Systems Corp. (“Wave”) as defendants, alleging that both companies are legally responsible for Safend USA’s alleged breaches.  Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety.  On September 4, 2012, the federal district court granted Safend Inc.’s motion to dismiss the Landmark lawsuit and ordered the dismissal of the amended complaint with prejudice.  Landmark thereafter filed a timely notice of appeal to the United States Court of Appeals for the Second Circuit.  The Company intends to oppose Landmark’s appeal and seek an affirmation of the district court’s decision.

14.  Subsequent Events

On October 23, 2012, Wave sold 3,324,750 shares of Class A Common Stock at $1.0025 per share for gross proceeds of $3,333,062. This financing was completed under a shelf registration filed with the SEC on June 21, 2011.  Wave realized approximately $3,073,000 in net proceeds after deducting the placement agent fees of $199,984 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000.  Wave also agreed to issue warrants to the subscribers to purchase up to 1,662,375 shares of Class A common stock at an exercise price of $0.94 per share.  These warrants expire in October 2017.

Subsequent to September 30, 2012, Wave sold 325,590 shares of its Class A common stock through MLV at an average price of $0.99 per share, for net proceeds of approximately $314,000 after deducting offering costs of approximately $10,000.  As of November 9, 2012, Wave has sold a total of approximately

7.9 million shares of its common stock through MLV, raising net proceeds of approximately $9.1 million after deducting offering costs of approximately $290,000.

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

The ESC enables the user to set up and configure the TPM platform.  In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management.  The TCG has published storage specifications for another major trusted hardware component, the self-encrypting drive (“SED”).  The ESC software contains advanced lifecycle management tools for the SED.  Trusted Drive Manager is the software utilized for managing SEDs.  SEDs are designed to provide advanced data protection technology and they differ from software-based full disk encryption in that encryption takes place in hardware in a manner designed to provide robust security without slowing processing speeds.  Because the drives are factory-installed, the systems can be configured such that encryption is “always on” for the protection of proprietary information.  The TCG has issued storage specifications over SEDs.  These specifications are based upon the Opal Security Subsystem Class (SSC) specification — an industry standard issued by the TCG.  The SSC specification gives vendors an industry standard for developing SEDs that secure data.  Wave’s products currently support all Opal-based, proprietary and solid-state SEDs.

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

Wave Cloud

Wave Cloud is a cloud-based service for managing SEDs and TPMs.  With Wave Cloud, organizations do not need to buy, build and test (or maintain) server infrastructure as the management of TPMs and SEDs is done using a web interface.  The platform allows enterprises to rapidly deploy centrally-managed hardware-based data encryption on laptops — all without the complexity and cost associated with maintaining on-premise servers. Wave Cloud provides activation, ownership, and management of TPMs from a central location and puts TPM management under IT control.  Wave Cloud provides an organization with drive initialization, user management, drive locking and user recovery for all OPAL-based, proprietary, and solid-state SEDs.

Wave Endpoint Monitor

Wave Endpoint Monitor (“WEM”) detects malware by leveraging the capabilities of the TPM. WEM provides increased visibility into endpoint health to help protect enterprise resources and minimize the potential cost of advanced persistent threats such as rootkits.  Rootkit attacks are particularly harmful in their ability to hide in host systems, evade current mainstream detection methods (such as anti-virus programs or whitelisting at the operating system level) and their capacity to replace legitimate IT system firmware. Such attacks occur before the operating system loads, targeting the system BIOS and Master Boot Record, and can persistently infect higher-level system functions including operating systems and applications.  WEM captures verifiable PC health and security metrics before the operating system loads, by utilizing information stored within the TPM. If anomalies are detected, IT is alerted immediately with real-time analytics.  Capabilities of WEM include reporting of PC integrity measurements, ensuring data comes from a known endpoint, alerting IT administrators to anomalous behaviors, providing configurable reporting and query tools, ensuring strong device identity through the use of hardware-based digital certificates and remote provisioning of the TPM.

Wave for BitLocker® Management

Wave provides automated turn-key management for Microsoft BitLocker® encryption, which is suitable for organizations that have not yet phased SEDs into their computers and who are migrating to Windows 7 that have Microsoft Enterprise Agreements or Software Assurance for Volume Licensing.  Wave for BitLocker® Management allows an organization to set policies with a click of a button, and monitor security from a single console — simplifying an organization’s deployment by eliminating the need for specialized knowledge or costly systems.  Key features of Wave for BitLocker® include centralized policy enforcement, recoverability of data in the event of a PC crash, securing of BitLocker® recovery passwords in an encrypted database, remote discovery and activation of BitLocker® client machines, remote activation of encryption without end-user involvement and a seamless migration path to SEDs.

Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $5.6 million for the twelve-months ending September 30, 2013.

Middleware and Tools

TCG-Enabled Toolkit

The Wave TCG-Enabled Toolkit is a compilation of software designed to assist application developers writing new applications or modifying existing ones to function on TCG-compliant personal computers having TPM security chips. Wave provides two versions of the Toolkit, Discovery and Commercial, which can enable developers to leverage basic and enhanced TCG services such as integrated key lifecycle management, including key escrow and key recovery. The Discovery Toolkit offers application developers a license for internal evaluation only, whereas the Commercial Toolkit is a license for external redistribution.

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

Current planned development costs for this product group are expected to be approximately $5.7 million for the twelve-months ending September 30, 2013.

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

EMBASSY Remote Administration Server (“ERAS”)

ERAS is a server product that is offered to provide centralized management and auditing of TPMs and SEDs.  ERAS for TPMs provides device and user identification management.  ERAS software presents the TPM as a virtual smart card so existing solutions such as Microsoft Windows Login and Remote Desktop may be easily integrated.  This provides true, hardware-based, multi-factor authentication that uses the hardware within the device.  ERAS for TPMs also provides security compliance as the software documents exactly which devices and users are on a network, and provides data protection as access to a network can be restricted to only known devices.  ERAS for SEDs delivers drive initialization, user management, drive locking, user recovery and cryto erase for all Opal-based, proprietary and solid-state SEDs.  ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and SED security settings and to allow IT administrators to assess the risk of whether a lost or compromised PC is adequately secure.  ERAS is designed to facilitate enterprise adoption of TPM and SED technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs.

Current planned development costs for this product group are expected to be approximately $3.5 million for the twelve-months ending September 30, 2013.

Electronic/Digital Signature and Electronic Document Management

eSign Transaction Management Suite

Our SmartSAFE Bundle, previously known as eSign Transaction Management Suite or eTMS, allows enterprises to manage their business processes and transactions entirely online.  Maintaining an electronically signed record is essential to the lifecycle of a legally binding transaction. Once created, these electronic records are verified for authenticity and are securely deposited in SmartSAFE. All records are verified and authenticated from eDelivery through eRetention, helping to ensure that the access or signing credential (i.e. digital certificate, username or password) is verified and that the records remain free from tampering. Additionally, the SmartSAFE continuously updates the status of the transaction’s execution for up-to-the-minute reporting purposes.  SmartSAFE also supports signer access to the user’s electronically or digitally signed documents as required by the ESIGN act. Users may access and print certified copies, while the actual archived, eSigned document is left untouched, meeting applicable legal and compliance requirements. SmartSAFE enables authorized individuals to manage, search, transfer and share electronic files, signed or unsigned, via the Web. All components within the SmartSAFE can be private-labeled for individual customer branding.  SmartSAFE consists of three critical standard capabilities:  eDeliver, eSignature and eRetention. The eDelivery component provides a VirtualRoom within the SmartSAFE which creates a secure environment for invitees to review and/or sign documents. An invitee is an authenticated individual within the SmartSAFE that is given a set of permissions that is allowed certain actions. The SmartSAFE eSignature component allows invitees to sign independently or together on any type of document. In addition, eSignature supports full signatures or initials, each of which can be configured as required or optional. ESIGN consent is automatically captured for each invitee and deposited into the SmartSAFE, where it is retained for future retrieval. The SmartSAFE eRetention component embodies the storage and management capabilities of electronic records. Centralized and secure repository for document lifecycle eRetention is automatically fed by eDelivery and eSignature activities. The SmartSAFE maintains audit trails necessary for legal compliance, as well as the authoritative copy.

There are several optional modules available to expand the capabilities of SmartSAFE including SmartIDENTITY, SmartFORMS, SmartREPORTING and SmartCLOSE.  SmartIDENTITY provides real-time identification online, preserving the integrity of documents.  SmartFORMS handles the creating of custom forms based on merging form templates and data supplied by an end-user.  The SmartFORMS module expedites the path to eSignatures for enterprises that create and manage their own forms.  The SmartREPORTING module includes dashboards, reports and ad hoc reporting capabilities.  The SmartCLOSE module has been designed to allow for mortgage closing documents to be signed and notarized in a secure environment.  The electronic note is then registered through the Mortgage Electronic Registry System, a system for electronically tracking mortgage ownership and servicing rights.  SmartCLOSE also offers lenders protection against borrowers claiming not to have understood their debt obligation by requiring the borrower to electronically sign and initial key line items while providing audit capabilities for the entire transaction.  SmartCLOSE has been designed to allow a lender to originate, sign, track, access, store and transfer electronic mortgages.  Wave plans to continue to allocate resources toward marketing and sales to promote these products.

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

Current planned development costs for this product group are expected to be approximately $600,000 for the twelve-months ending September 30, 2013.

Endpoint Data Loss Protection

Safend Data Prevention Suite

Safend Data Prevention Suite of products include:

•

Safend Encryptor Providing transparent hard disk encryption. Safend Encryptor protects enterprise data from loss and theft and allows an enterprise to waive disclosure requirements in the event of machine loss or theft with provable encryption. Enables compliance with regulatory, data security and privacy standards.

•

Safend Protector Providing granular control of ports and devices. Safend Protector blocks users from connecting to unauthorized devices or using unauthorized interfaces while logging movements of data in and out of an organization. Safend Protector also blocks or detects both USB and PS/2 hardware keyloggers; turns U3 USB drives into regular USB drives while attached to endpoints; protects against auto-launch programs by blocking autorun; detects and restricts devices by device type, device model, or unique serial number; controls transfer of files both to and from external storage devices according to the file types; and encrypts data in motion on removable storage devices.

•

Safend Inspector Inspects and blocks leakage of sensitive content through email, instant messaging, Web, external storage and printers. Safend Inspector enforces a data-centric security policy across multiple channels, whether the machine is connected to an organization’s network or a home network, or used offline. Safend Inspector allows for muti-tiered anti-tampering capabilities for permanent control over an organization’s endpoints.

•

Safend Discoverer Maps, classifies and locates data stored on organizational endpoints and networks. Safend Discoverer provides insight to unsecured data that can assist an organization in improving security and compliance initiatives.

•

Safend Reporter Creates detailed graphical reports used for compliance assessment. These reports detail information on endpoint encryption status, show security incidents by type, user and organization unit, give an overview of the most common security incidents, identify endpoints that do not have a valid policy applied to them, and list physical devices that were used within a defined time frame.

•

Safend Auditor Non-intrusively scans endpoints for past and present connected devices and Wi-Fi networks. Safend Auditor transparently queries all organizational network endpoints, locating and documenting devices that are or have been locally connected. Safend Auditor checks USB, PCMCIA, Firewire, and Wi-Fi ports — granularly identifying endpoint devices connected for each user, both currently and historically. Safend Auditor provides organizations with visibility to identify and mange endpoint vulnerabilities.

Current planned development costs for this product group are expected to be approximately $4.8 million for the twelve months ending September 30, 2013.

Broadband Media Distribution Services

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of September 30, 2012, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  On December 1, 2008, Wavexpress announced that it had suspended its TVTonic consumer media service and was exploring opportunities to sell or license its technology to third parties that may provide “download and play” services.

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

R&D

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development (“R&D”).  We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, eTMS products and Endpoint Data Loss Protection.  For the years ended December 31, 2011, 2010 and 2009, we spent approximately $16.1 million, $10.3 million and $7.8 million, respectively, on R&D activities. Planned development expenditures for the twelve month period ending September 30, 2013 are expected to be approximately $20.2 million.

Results of Operations

Three-Months Ended September 30, 2012 and 2011

Wave had net revenues of $6,970,263 and $9,534,138 for the three-months ended September 30, 2012 and 2011, respectively.  The decrease in net revenues was due primarily to a decrease in licensing revenues.

Licensing revenues decreased by approximately $2,329,000 during the three-months ended September 30, 2012 as compared to the same period in 2011.  This decrease in licensing revenues was due primarily to a decrease in OEM revenue of approximately $1.5 million, primarily as the result of a decrease in the volume of Dell shipments and an amendment to Wave’s software license agreement with Dell effective November 1, 2011, and a net decrease in revenue recognized on license upgrade sales of approximately $2.0 million during the three-months ended September 30, 2012 as compared to the same period in 2011, offset by an increase in Safend license revenues of approximately $1.3 million for the three-months ended September 30, 2012 as compared to the same period in 2011.

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

The decrease in license revenue recognized on our license upgrade sales was due primarily to approximately $1,655,000 of revenue recognized in the three-months ended September 30, 2011 through our OEM partners on behalf of their customer, a U.S.-based global automaker, for orders received in late 2010 and the recognition of approximately $1,078,000 in revenue during the three-months ended September 30, 2011 on orders received in early May 2011 from BASF SE, a global chemical firm.  During the three-months ended September 30, 2012, approximately $191,000 was recognized as license revenue for the U.S.-based global automaker for continuing maintenance, and approximately $185,000 was recognized as license revenue for continuing maintenance with BASF SE.  These decreases were offset by approximately $679,000 of license, maintenance and training revenue recognized during the three-months ended September 30, 2012 on a $1.7 million order from a leading international oil and gas company that was completed in November, 2011.

Services revenue, consisting primarily of non-recurring government contracts, was $39,539 during the three-months ended September 30, 2012 as compared to $274,416 for the same period in 2011.  Services revenue earned during the three-months ended September 30, 2012 and 2011 was from a second $1,507,120 fixed-price modification to a contract awarded by the United States Department of Defense.  This contract was completed during the three-months ended September, 2012.

Licensing - cost of net revenues, consisting primarily of customer support and foreign tax withholdings, was $395,188 for the three-months ended September 30, 2012, as compared to $459,002 for the same period in 2011.  The decrease in licensing - cost of net revenues was due primarily to a decrease in customer support headcount of approximately $35,000 during the three-months ended September 30, 2012 versus the comparable prior year period, a one-time charge of $40,000 for an eSign customer during the three-months ended September 30, 2011 offset by Safend’s licensing - cost of net revenues of approximately $14,900 during the three months ended September 30, 2012.

Services - cost of net revenues, consisting of non-recurring government time and materials costs, was $7,521 for the three-months ended September 30, 2012, as compared to $28,122 for the same period in 2011.  Services - cost of net revenues decreased during the three-months ended September 30, 2012 as compared to the comparable period of 2011 as work on our second fixed-price modification contract with the United States Department of Defense which began during the three-months ended September, 2011 was completed during the three-months ended September, 2012.

Selling, general and administrative (“SG&A”) expenses for the three-months ended September 30, 2012 were $7,847,873, as compared to $7,021,658 for the comparable period of 2011, an increase of approximately 12%.  The increase in SG&A expenses during the three-months ended September 30, 2012 was due primarily to (i) an increase in salaries and related benefits totaling approximately $551,000 in support of Wave’s growing customer base, (ii) an increase of approximately $187,000 in trade show and marketing expenses, and (iii) Safend’s SG&A expenses amounting to approximately $630,000, consisting primarily of salaries and related benefits, travel expenses and amortization of intangible assets, offset by a decrease in professional fees, consisting primarily of legal and other fees associated with the acquisition of Safend, of approximately $530,000,  in each case as compared to the three-months ended September 30, 2011.  Share-based compensation expense allocated to SG&A was approximately $951,000 for the three-months ended September 30, 2012, as compared to approximately $960,000 for the comparable period of 2011.

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

R&D expenses for the three-months ended September 30, 2012 were $4,793,453, as compared to $3,869,833 for the comparable period of 2011, an increase of approximately 24%.  This increase was primarily attributable to (i) Safend’s R&D expenses amounting to approximately $1,172,000, consisting primarily of salaries and related benefits, offset by a decrease in salaries and related benefits totaling approximately $53,000 and a decrease in rent and maintenance costs of approximately $103,000, in each case as compared to the three-months ended September 30, 2011.  Share-based compensation expense allocated to R&D was approximately $380,000 for the three-months ended September 30, 2012 and 2011.

Other income (expense) for the three-months ended September 30, 2012 included a net currency transaction gain of $1,965 as compared to $-0- for the comparable period of 2011.  Interest income for the three-months ended September 30, 2012, was $3 as compared to $1,709 for the comparable period of 2011.  Interest expense consisted of interest incurred on our secured borrowings and a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $36,688 for the three-months ended September 30, 2012 as compared to $2,783 for the comparable period of 2011.

Due to the reasons set forth above, our net loss to common stockholders for the three-months ended September 30, 2012 was $6,108,492 as compared to $1,845,551 for the comparable period of 2011.

Nine-Months Ended September 30, 2012 and 2011

Wave had net revenues of $21,713,874 and $25,104,500 for the nine-months ended September 30, 2012 and 2011, respectively.  The decrease in revenue was due primarily to a decrease in licensing revenues.

Licensing revenues decreased by approximately $3,668,000 during the nine-months ended September 30, 2012 as compared to the same period in 2011.  This decrease in licensing revenues was due primarily to a decrease in OEM revenue of approximately $3.2 million, primarily as the result of a decrease in the volume of Dell shipments and an amendment to Wave’s software license agreement with Dell effective November 1, 2011 as described above, and a net decrease in revenue recognized on our license upgrade sales of approximately $4.3 million during the nine-months ended September 30, 2012 as compared to the same period in 2011, offset by an increase in Safend license revenues of approximately $4,102,000 for the nine-months ended September 30, 2012 as compared to the same period in 2011.

The decrease in license revenue recognized on our license upgrade sales was due primarily to approximately $4,982,000 of license revenue recognized in the nine-months ended September 30, 2011 through our OEM partners on behalf of their customer, a U.S.-based global automaker for orders received in late 2010 and the recognition of approximately $1,769,000 in the nine-months ended September 30, 2011 on orders received in early May 2011 from BASF SE, a global chemical firm.  During the nine-months ended September 30, 2012, approximately $577,000 was recognized as license revenue for the U.S.-based global automaker for continuing maintenance and approximately $524,000 was recognized as license revenue for continuing maintenance with BASF SE.  These decreases were offset by approximately $1,772,000 of license, maintenance and training revenue recognized during the nine-months ended September 30, 2012 on a $1.7 million order from a leading international oil and gas company that was completed in November, 2011.

Services revenue earned during the nine-months ended September 30, 2012 was from a second $1,507,120 fixed-price modification to a contract awarded by the United States Department of Defense and completed during September 2012.  Services revenue earned during the nine-months ended September 30, 2011 was from two fixed-price modifications to a contract awarded by the United States Department of Defense.  Work on the first $1,600,000 fixed-price modification was completed during mid-February 2011 while work on the second $1,507,120 fixed —price modification began in late August 2011 and was completed during September 2012.

Licensing - cost of net revenues, consisting primarily of customer support and foreign tax withholdings, was $1,317,055 for the nine-months ended September 30, 2012, as compared to $1,139,943 for the same period in 2011.  The increase in licensing - costs of net revenues was due primarily to an increase in customer support headcount in support of Wave’s expanding number of OEM relationships during the nine-months ended September 30, 2012 versus the comparable prior year period and Safend’s licensing - cost of net revenues of approximately $86,000 for the nine-months ended September 30, 2012 .

Services - cost of net revenues, consisting of non-recurring government time and materials costs, was $144,111 for the nine-months ended September 30, 2012, as compared to $102,169 for the same period in 2011.  Services - cost of net revenues increased during the nine-months ended September 30, 2012 as compared to the comparable period of 2011 as work on our initial modification to the contract with the United States Department of Defense was completed during mid-February, 2011 and work on the second contract modification began in late August 2011 and was completed during September 2012.

SG&A expenses for the nine-months ended September 30, 2012 were $26,246,347, as compared to $19,304,601 for the comparable period of 2011, an increase of approximately 36%.  The increase in SG&A expenses during the nine-months ended September 30, 2012 was due primarily to (i) an increase in salaries and related benefits totaling approximately $2,871,000 and an increase of approximately $320,000 in travel expenses, supporting Wave’s growing customer base, (ii) an increase of approximately $582,000 in trade show and marketing expenses, (iii) an increase of approximately $452,000 in professional services expenses, consisting primarily of accounting and recruitment fees, (iv) an increase in maintenance agreements and license fees of approximately $139,000 and (vi) Safend’s SG&A expenses amounting to approximately $2,716,000, consisting primarily of salaries and related benefits, travel expenses and amortization of intangible assets, in each case as compared to the nine-months ended September 30, 2011.  Share-based compensation expense allocated to SG&A was approximately $2,806,000 for the nine-months ended September 30, 2012 and 2011.

R&D expenses for the nine-months ended September 30, 2012 were $14,861,557, as compared to $10,717,346 for the comparable period of 2011, an increase of 39%.  This increase was primarily attributable to (i) increased salaries, fringe and benefit expenditures of approximately $833,000 in support of Wave’s expanding number of OEM relationships and (ii) Safend’s R&D expenses amounting to approximately $3,560,000, consisting primarily of salaries and related benefits, offset by decreases in rent and maintenance costs of approximately $171,000 and product development costs, consisting primarily of translation services, of approximately $194,000, in each case as compared to the nine-months ended September 30, 2011.  Share-based compensation expense allocated to R&D was approximately $1,145,000 for the nine-months ended September 30, 2012 as compared to approximately $1,092,000 for the comparable period of 2011.

Other income (expense) for the nine-months ended September 30, 2012 included a net currency transaction gain of $11,753 as compared to a net gain of $231,368 for the comparable period of 2011.  The net currency transaction gain for the nine-months ended September 30, 2011 was attributable to the BASF orders received in early May, 2011 which were collected in late June, 2011.  Interest income for the nine-months ended September 30, 2012, was $45 as compared to $6,172 for the comparable period of 2011.

Interest expense consisted of interest incurred on our secured borrowings and a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure and was $99,339 for the nine-months ended September 30, 2012 as compared to $9,300 for the comparable period of 2011.

Due to the reasons set forth above, our net loss to common stockholders for the nine-months ended September 30, 2012 was $20,942,737 as compared to $5,931,319 for the comparable period of 2011.

Liquidity and Capital Resources

Wave has incurred substantial operating losses since its inception, and as of September 30, 2012, has an accumulated deficit of $383,896,405.  We also expect to incur an operating loss for the fiscal year of 2012.

Sources and uses of cash

As of September 30, 2012, Wave had $2,163,046 in cash and cash equivalents.  As of December 31, 2011, Wave had $3,385,035 in cash and cash equivalents.  The decrease in cash and cash equivalents of $1,221,989 resulted from (i) $12,170,495 used in operating activities and (ii) $145,197 used in investing activities for the acquisition of capital assets, offset by $11,093,703 provided by financing activities, primarily from the issuance of shares of our Class A common stock in at the market offerings through MLV and our August 8, 2012 financing.

Our largest source of operating cash flow is cash collections from our customers.  Cash collections from customers amounted to approximately $23,688,000 and $29,462,000 for the nine-months ended September 30, 2012 and 2011, respectively.  This decrease was due, in part, to the collection of $8.1 million of accounts receivable during the nine-months ended September 30, 2011 for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker,  and the collection of $3.5 million of accounts receivable for orders fulfilled in May 2011 with BASF, offset by Safend collections of approximately $4.9 million and the collection of a $1.7 million order from one of the world’s leading international oil and gas companies during the nine-months ended September 30, 2012.  Our primary uses of cash in operations are for personnel related expenditures, marketing and other general operating expenses.

Comparison of the periods ended September 30, 2012 and 2011

Cash provided by (used in) operating activities

The amount of cash used in operating activities was $12,170,495 for the nine-months ended September 30, 2012 compared to $2,522,579 provided by operating activities for the comparable period of 2011.  The fluctuations in cash provided by (used in) operating activities were the result of the changes in the net losses in each of the nine-months ended September 30, 2012 and 2011, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts.  Additionally, Wave experienced a decrease in cash collected from customers during the nine-months ended September 30, 2012 as compared to the same period in 2011 due to the collection of $8.1 million of accounts receivable during the nine-months ended September 30, 2011 for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker, and the collection of $3.5 million of accounts receivable for orders fulfilled in May 2011 with BASF, offset by Safend collections of approximately $4.9 million and the collection of a $1.7 million order from one of the world’s leading international oil and gas companies during the nine-months ended September 30, 2012.  Also, cash used in operating activities resulted from an increase in cash payments for personnel related expenditures, primarily from a higher average headcount during the nine-months ended September 30, 2012 as compared to the comparable period of 2011, and an increase in payments for professional services, primarily for legal and accounting fees associated with the acquisition of Safend.  Cash used in operations also resulted from an increase in cash payments to suppliers, primarily as a result of increased tradeshow and marketing activities during the nine-months ended September 30, 2012 as compared to the comparable period of 2011.

Cash flows from investing activities

For the nine-months ended September 30, 2012, cash used in investing activities consisted of funds used to acquire capital assets totaling $145,197 .  Wave expects to continue to acquire capital assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue for the remainder of 2012 at approximately the same level expended during the nine-months ended September 30, 2012.  For the nine-months ended September 30, 2011, cash used in investing activities consisted of funds used to acquire Safend and capital assets totaling $1,396,101.  Net cash used in Wave’s acquisition of Safend on September 22, 2011 was $802,962 - a cash payment of $1,100,000 offset by cash acquired.  For the nine months ended September 30, 2011, Wave acquired $593,139 of capital assets.  As a result of lower capital expenditures and the acquisition of Safend in 2011, net cash used in investing activities decreased by $1,250,904 for the nine-months ended September 30, 2012 as compared to the comparable period of 2011.

Cash flows from financing activities

For the nine-months ended September 30, 2012, cash provided by financing activities totaled $11,093,703 and consisted of (i) $8,740,087, after deducting offering costs of approximately $279,000, in connection with the issuance of 7,567,476 shares of Class A common stock in it’s at the market offerings through MLV, (ii) $1,532,916 after deducting placement agent fees of approximately $100,000 and legal and other fees of approximately $30,000, in connection with the issuance of 2,587,824 shares of Class A Common Stock through a financing completed under a shelf registration filed with the SEC on June 21, 2011, (iii) $320,500 of investor stock warrant exercises related to our 2012, 2009 and 2008 financings, (iv) $79,503 of employee stock option exercises and (v) $474,233 from the sale of shares pursuant to the Wave 2004 Employee Stock Purchase Plan offset by $53,536 of payments on a capital lease obligation.  For the nine-months ended September 30, 2011, cash provided by financing activities totaled $2,169,854 and consisted of (i) $991,239 of investor stock warrant exercises related to our 2009 and 2008 financings, (ii) $791,440 of employee stock option exercises and (iii) $436,771 from the sale of shares pursuant to the Wave 2004 Employee Stock Purchase Plan, offset by $49,596 of payments on a capital lease obligation.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending September 30, 2013 will be approximately $46,000,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of $2,163,046 as of September 30, 2012;

•                  collection of receivables; and

•                  additional financings

Given Wave’s capital requirements for the twelve-months ending September 30, 2013 as indicated above, our cash balance as of September 30, 2012 and the uncertainty as to whether we will generate sufficient revenue, Wave will be required to raise additional capital to continue to fund its operations.  We expect to obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $30,000,000 shelf registration statement that we filed on June 21, 2011 and was declared effective by the Commission on July 22, 2011.  As of November 9, 2012, approximately $11,244,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings.  We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

During January 2012, we entered into an At the Market Sales Agreement with MLV & Co. LLC (“MLV”) under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV. During the nine-month period ended September 30, 2012, Wave sold 7,567,476 shares of its Class A common stock through MLV at an average price of $1.19 per share, for net proceeds of approximately $8.7 million after deducting offering costs of approximately $279,000. Subsequent to September 30, 2012, Wave sold 325,590 shares of its Class A common stock through MLV at an average price of $0.99 per share, for net proceeds of approximately $314,000 after deducting offering costs of approximately $10,000.  As of November 9, 2012, Wave has sold a total of approximately 7.9 million shares of its common stock through MLV, raising net proceeds of approximately $9.1 million after deducting offering costs of approximately $290,000.

On October 23, 2012, Wave sold 3,324,750 shares of Class A Common Stock at $1.0025 per share for gross proceeds of $3,333,062. This financing was completed under a shelf registration filed with the SEC on June 21, 2011.  Wave realized approximately $3,073,000 in net proceeds after deducting the placement agent fees of $199,984 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000.  Wave also agreed to issue warrants to the subscribers to purchase up to 1,662,375 shares of Class A common stock at an exercise price of $0.94 per share.  These warrants expire in October 2017.

As noted above, we have transferred certain accounts receivable to buyers through TRE that are accounted for as secured borrowings because we are required to repurchase the pledged receivables under certain circumstances in case of specific defaults by our customers as set forth in the program terms.  The carrying value of each secured borrowing approximates 85% of each associated pledged receivable taking into consideration a 15% holdback provision per the TRE agreement.  The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The weighted average interest rate on the secured borrowings was 1.29% at September 30, 2012.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners.  In addition, Wave receives revenues from software development and other services.  As noted above, total cash received from all revenue sources for the nine-months ended September 30, 2012 was approximately $23,688,000 versus approximately $29,462,000 for the comparable period of 2011.

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

At September 30, 2012, as a result of establishing VSOE for the fair value of each undelivered element for our software and maintenance services for our small customer class effective January 1, 2011, our deferred revenue consists primarily of the unamortized balance of maintenance for sales to our small class of customers during the nine-months ended September 30, 2012 and arrangements where VSOE does not exist — large customer orders and small customer orders received prior to January 1, 2011 where the maintenance term is in excess of twelve months.  For arrangements where VSOE for the fair value of each undelivered element does not exist, our license and maintenance sales are recorded as deferred revenue and then recognized over the maintenance period which is typically a 365-day period.  The current portion of deferred revenue decreased $2,134,895 (to $4,484,362 from $6,619,257) at September 30, 2012 versus December 31, 2011 primarily as the result of the partial recognition of revenue on the $1.7 million order from one of the world’s leading international oil and gas companies as noted above.  Wave recognized approximately $9,711,000 and $10,247,000 of license upgrade revenue during the nine-months ended September 30, 2012 and 2011, respectively.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending September 30, 2013, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending September 30, 2013.  These activities have included the issuance of approximately 7.9 million shares of our common stock through MLV as of November 9, 2012, raising net proceeds of approximately $9.1 million after deducting offering costs of approximately $290,000  and the sale of approximately 3.3 million shares of our common stock on October 23, 2012, raising net proceeds of approximately $3.1 million after deducting issuance cost of approximately $260,000.

We will be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending September 30, 2013.  The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives.  Based upon the available cash currently on hand, including the net proceeds from the 2012 ATM described above and the financing completed on October 23, 2012, if we meet our current revenue and expenditure forecast for the twelve-months ending September 30, 2013 (both of which are uncertain), we estimate that we will need at least $2,500,000 in additional cash in order to continue as a going concern for the next twelve-months ending September 30, 2013.  The foregoing is based on meeting our current revenue forecast for both Dell and non-Dell revenues for the twelve-months ending September 30, 2013.  As noted above, Wave’s software license agreement with Dell was amended during January 2012, retroactive to November 1, 2011.  While the foregoing assumes current shipment volumes at a per-unit royalty rate throughout September 2013, our amended license agreement with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by September 30, 2013 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond September 30, 2013.  The challenges presented by the recent economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (“OCS”) for the financing of a portion of its research and development expenditures in Israel.  Safend’s repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments.  Wave determined the fair value of this liability to be $4,043,000 at September 22, 2011.  At September 30, 2012, the liability amounted to $4,423,656, reflecting additional grants received and amounts repaid since the acquisition date.

Wave has a capitalized lease obligation for computer equipment due July 2013.  As of September 30, 2012, $63,197 was outstanding under this obligation.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of September 30, 2012 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress’ TVTonic consumer media services on December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease and royalty obligations described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$63,197	$—	$—	$—	$63,197
Operating leases commitments	960,001	1,438,872	544,225	5,651	2,948,749
Total commitments	$1,023,198	$1,438,872	$544,225	$5,651	$3,011,946

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

Item 4.   Controls and Procedures

a)     Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, and due to the material weakness in our internal control over financial reporting described in our Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)     Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2012, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c)     Remediation Efforts

In the nine-months ended September 30, 2012, we are continuing to implement the following measures, originally described in Item 9A of our Annual Report on Form 10-K for the year ended

December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012, to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the final quarter of 2012:

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

d)     Remediation Plans

During the three months ended September 30, 2012, we hired a reporting manager to assist in the financial reporting process and entered into a consulting arrangement with a leading consulting firm with expertise in software revenue recognition.  For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Landmark Ventures, Inc. (“Landmark”) has asserted that Safend Inc. (“Safend USA”), a subsidiary of Safend Ltd. (Wave’s Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the “Consulting Agreement”) which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York, Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000.  Landmark has also named Safend Ltd. and Wave Systems Corp. (“Wave”) as defendants, alleging that both companies are legally responsible for Safend USA’s alleged breaches.  Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety.  On September 4, 2012, the federal district court granted Safend Inc.’s motion to dismiss the Landmark lawsuit and ordered the dismissal of the amended complaint with prejudice.  Landmark thereafter filed a timely notice of appeal to the United States Court of Appeals for the Second Circuit.  The Company intends to oppose Landmark’s appeal and seek an affirmation of the district court’s decision.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended September 30, 2012 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of September 30, 2012, we had an accumulated deficit of approximately $383.9 million and negative working capital of approximately $6.1 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 55% of our revenue for the three-month period ended September 30, 2012. If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. For example, we have one customer that accounted for approximately 55% of our revenue for the three-month period ended September 30, 2012. Our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products, or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers’ sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: November 9, 2012	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2012	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)