Form 10-K
period 2012-12-31
WAVE SYSTEMS CORP
filed 2013-03-18
CIK 919013

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012) was approximately $65 million. (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

         As of March 11, 2013, there were 105,059,806 shares of the registrant's Class A Common Stock and 35,556 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, have been incorporated by reference into Part III of this annual report.

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

        Prior to the formation of the TCG, Wave developed its pioneering EMBASSY® (EMBedded Application Security SYstem) Trust System. The EMBASSY Trust System is a combination of client hardware consisting of the EMBASSY 2100 security chip (the "EMBASSY chip") and its firmware, and software consisting of the Trust Assurance Network ("TAN"), a back-office infrastructure that manages its security functions. As the market for TPM-enabled products has developed with computing devices being shipped in volume by leaders in the PC industry, Wave has enabled the development work on the EMBASSY Trust System to support security hardware based on the TCG specifications by repurposing these product assets. Wave has since developed a set of applications known as the EMBASSY Trust Suite, EMBASSY Trust Server products, middleware and software tools to work with various other chip manufacturers' TCG-specified TPMs that are now available. Wave's products support cross-platform interoperability for the currently available TPM chips from Nuvoton Technology Corporation, Atmel, Broadcom, Infineon Technologies AG, Samsung and ST Microelectronics and have been verified for usage on TPM platforms shipped by Dell, Acer, Intel, Lenovo, HP, ASUS, NEC and Fujitsu.

        Wave's operations to-date have consisted primarily of product development, performance under contract to develop products and marketing and sales to PC and semi-conductor chip OEMs, resellers, and enterprises. Wave has been successful in signing distribution and reseller contracts with Intel, Nuvoton, ST Microelectronics, Dell Products LP ("Dell"), Acer, ASUS, Broadcom, Samsung and Lenovo.

        Due to the early stage nature of its market category Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated in calendar 2013 to fund its cash flow requirements. Given the uncertainty with respect to Wave's revenue forecast for 2013, Wave will be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the year ending December 31, 2013. As of December 31, 2012, we had approximately $2.1 million of cash on hand and negative working capital of approximately $5.7 million. Considering our current cash balance and Wave's projected operating cash requirements, we anticipate that we will need a minimum of approximately $6.0 million of additional cash to satisfy our current forecasted cash flow requirements for the year ended December 31, 2013. Due to our current cash position, our current capital needs over the next year and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

Acquisition of Safend

        On September 22, 2011 we completed our acquisition of 100% of the business of Safend, a company incorporated under the laws of Israel. Safend provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery. The goodwill recorded in connection with this business combination is primarily related to the ability of the acquired company to develop new products and technologies in the future and incorporates expected synergies to be achieved in connection with the acquisition. The goodwill recognized is not expected to be deductible for income tax purposes. Transaction costs associated with this business combination consisted primarily of legal fees which are expensed as incurred, and which are included in general and administrative expenses in the consolidated statement of operations. Such transaction costs were approximately $-0- and $405,000 for the years ended December 31, 2012 and 2011, respectively.

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

Allocation of Purchase Price

        The total purchase price paid for the 100% equity interest in Safend has been allocated to the acquired assets and liabilities based on their estimated fair value at the date of acquisition. As part of the process, we performed a valuation analysis to determine the fair values of certain identifiable intangible assets of Safend as of the acquisition date. The determination of the value of these components required us to make various estimates and assumptions. Critical estimates in valuing certain of the intangible assets include, but are not limited to, the net present value of future expected cash flows from product sales and services. The fair value of deferred revenue was determined based on the estimated direct cost of fulfilling the obligation to the customer plus a normal profit margin, while the fair value for all other assets and liabilities acquired was determined based on estimated future benefits or legal obligations associated with such respective asset or liability. The excess of the purchase price over the net identifiable intangible assets and other identifiable assets and liabilities acquired has been recorded as goodwill. Goodwill has been reflected in the Safend segment. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

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

        The Company has corrected the allocation of the purchase price to properly state the acquired receivables and deferred revenue. The errors amounted to $1,033,206 in the aggregate, the details of which have been reflected in the table above. Pursuant to the terms of the Share Purchase Agreement to acquire Safend (SPA) as part of the closing, 600,723 Wave shares with a value at September 22, 2011 of approximately $1,300,000 were placed into escrow with two thirds of the amount to be released 12 months subsequent to the closing date and one third to be released after an additional 6 months. Pursuant to the terms of the SPA, the Company was provided 60 days subsequent to the closing date of September 22, 2011 to present a final working capital statement and any negative adjustment to the purchase price based on final working capital being below an agreed upon target. The selling shareholders would have 45 days to review and dispute any such adjustment. The SPA called for adjudication by an independent accounting firm of any proposed adjustments to the working capital statement if not agreed upon by the Company and the selling shareholders. Once determined, any adjustment to the purchase price based upon the working capital being below the agreed upon target would have resulted in a return of that value to the Company from the shares held in escrow. Because management did not identify the errors during the 60 day period, the Company did not propose to adjust the final working capital statement or the purchase price. The errors were subsequently identified during the preparation of the Company's consolidated financial statements for the year ended December 31, 2011. The Company has made claims against the escrow under the indemnification provisions in the Share Purchase Agreement in respect of the accounting errors and the Safend litigation as described in Note 14 of the Notes to Consolidated Financial Statements, and those claims remain unresolved. As a result of the foregoing, the financial impact of these errors was recorded in the Company's consolidated statement of operations during the three months ended December 31, 2011.

Adjustment for Royalty Obligation

        As previously reported, Safend has received grants from the government of Israel through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor ("OCS"), for the financing of a portion of its research and development expenditures in Israel. Safend is required to pay back the grants to the Israeli government based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. The Israeli government charges interest at LIBOR for any outstanding grant amounts due to be repaid. As part of the preliminary purchase price allocation recorded in the third quarter ended September 30, 2011, the Company did not record the fair value of the obligation to the Israeli government associated with these grants. The total value of the grants owed as of September 22, 2011 was approximately $5.4 million and the Company determined the fair value of this liability was $4,043,000. In connection with this adjustment, the Company also revised the amounts which had previously been recorded for acquired intangible assets in the amount of $1,770,000 and goodwill in the amount of $2,273,000. These amounts have been reflected in the table above. The Company concluded that while the adjustment to the OCS liability and corresponding adjustments to intangible assets and goodwill affected the purchase price allocation and the balance sheet at September 30, 2011, they were not the result of new information obtained during the measurement period. At December 31, 2012 and 2011 this liability amounted to $4,696,129 and $4,307,553, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and accretion of the discount. The Company's policy to accrete the discount recorded to the liability subsequent to the acquisition date is based on the effective interest method.

Unaudited Pro Forma Financial Information

        The consolidated results of operations include the results of Safend since the acquisition date of September 22, 2011. Had the Company completed the acquisition at the beginning of 2010, in its consolidated results of operations, the net revenue, net loss and loss per share would have been as follows:

	Twelve Months Ended
	December 31, 2011	December 31, 2010
Net revenue	$40,378,944	$31,487,978
Operating loss	$(13,242,454)	$(8,961,047)
Net loss	$(13,095,178)	$(9,059,096)
Basic and diluted EPS—Net loss	$(0.15)	$(0.11)

Contingent Liability

        Landmark Ventures, Inc. ("Landmark") has asserted that Safend Inc. ("Safend USA"), a subsidiary of Safend Ltd. (Wave's Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the "Consulting Agreement") which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York, Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000. Landmark has also named Safend Ltd. and Wave Systems Corp. ("Wave") as defendants, alleging that both companies are legally responsible for Safend USA's alleged breaches. Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety. On September 4, 2012, the federal district court granted Safend Inc.'s motion to dismiss the Landmark lawsuit and ordered the dismissal of the amended complaint with prejudice. Landmark thereafter filed a timely notice of appeal to the United States Court of Appeals for the Second Circuit, which affirmed the judgment of the federal district court on March 12, 2013.

Goodwill and Intangible Asset Impairment

  Goodwill

        The following schedule presents the changes in the carrying amount of goodwill associated with the Safend unit during the year ended December 31, 2012:

Balance as of December 31, 2011	$6,216,059
Impairment loss	(2,178,059)

Balance as of December 31, 2012	$4,038,000

        During the fourth quarter of fiscal 2012 the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, significantly lower than expected revenue during the fourth quarter of 2012, identification of increased competition for transactions involving Safend products, inability of the combined sales force to close large transactions and downward revisions to management's short-term and long-term forecast for the Safend business. The revised forecast reflected changes related to revenue growth rates, current market trends, expected deal synergies and other expectations impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that the fair value of the Safend reporting unit was less than its carrying amount.

        The Company estimates the fair value of its reporting units using the income approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The inputs used for the income approach are significant unobservable inputs, or Level 3 inputs, as described in ASC Topic 820, Fair Value Measurement.

        When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded an impairment charge of $5.3 million on intangible assets, which included developed and in-process technology and customer relationships. The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

        After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above, the Company completed the two step goodwill impairment test for the Safend reporting unit. The step two goodwill impairment test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2.2 million, which resulted in a $4.0 million remaining carrying value of Safend goodwill as of December 31, 2012. The goodwill impairment charge and the impairment charges for the customer relationship and in-process technology intangible assets totalling approximately $4.1 million were included in the impairment of goodwill and intangible assets line item in the consolidated statements of operations. The developed technology impairment charge of approximately $3.4 million is included in the licensing and maintenance-cost of net revenues line item in the consolidated statements of operations.

Products and Services

        Wave's revenue in 2012 of approximately $28,845,000 was less than its operating expenses, which were approximately $62,609,000. For the years ended December 31, 2012, 2011 and 2010, Wave incurred losses to common shareholders of approximately $33,963,000, $10,794,000 and $4,123,000, respectively. At December 31, 2012, we had an accumulated deficit of approximately $396,916,000. There can be no assurance that we will ever be successful in achieving significant commercial acceptance of our products and services.

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

        The ESC enables the user to set up and configure the TPM platform. In addition to the basic function of making the TPM operational, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined password policy management. The TCG has published storage specifications for another major trusted hardware component, the self-encrypting drive ("SED"). The ESC software contains advanced lifecycle management tools for the SED. Trusted Drive Manager is the software utilized for managing SEDs. SEDs are designed to provide advanced data protection technology and they differ from software-based full disk encryption in that encryption takes place in hardware in a manner designed to provide robust security without slowing processing speeds. Because the drives are factory-installed, the systems can be configured such that encryption is "always on" for the protection of proprietary information. The TCG has issued storage specifications over SEDs. These specifications are based upon the Opal Security Subsystem Class (SSC) specification—an industry standard issued by the TCG. The SSC specification gives vendors an industry standard for developing SEDs that secure data. Wave's products currently support all Opal-based, proprietary and solid-state SEDs.

        Data protection is also addressed by the DM, which is offered to provide document encryption, decryption and client-side storage of documents. The DM works with Microsoft Windows and Microsoft Office to secure documents against unauthorized users and hackers. Wave's software supports the Microsoft Windows 8, 7 and Vista operating systems, building upon their data protection feature sets, providing full-featured EMBASSY solutions for data protection and strong authentication.

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

Wave Cloud

        Wave Cloud is a cloud-based service for managing SEDs and TPMs. With Wave Cloud, organizations do not need to buy, build and test (or maintain) server infrastructure as the management of TPMs and SEDs is done using a web interface. The platform allows enterprises to rapidly deploy centrally-managed hardware-based data encryption on laptops—all without the complexity and cost associated with maintaining on-premise servers. Wave Cloud provides activation, ownership and management of TPMs from a central location and puts TPM management under IT control. Wave Cloud provides an organization with drive initialization, user management, drive locking and user recovery for all OPAL-based, proprietary and solid-state SEDs.

Wave Endpoint Monitor

        Wave Endpoint Monitor ("WEM") detects malware by leveraging the capabilities of the TPM. WEM provides increased visibility into endpoint health to help protect enterprise resources and minimize the potential cost of advanced persistent threats such as rootkits. Rootkit attacks are particularly harmful in their ability to hide in host systems, evade current mainstream detection methods (such as anti-virus programs or whitelisting at the operating system level) and their capacity to replace legitimate IT system firmware. Such attacks occur before the operating system loads, targeting the system BIOS and Master Boot Record, and can persistently infect higher-level system functions including operating systems and applications. WEM captures verifiable PC health and security metrics before the operating system loads by utilizing information stored within the TPM. If anomalies are detected, IT is alerted immediately with real-time analytics. Capabilities of WEM include reporting of PC integrity measurements, ensuring data comes from a known endpoint, alerting IT administrators to anomalous behaviors, providing configurable reporting and query tools, ensuring strong device identity through the use of hardware-based digital certificates and remote provisioning of the TPM.

Wave for BitLocker® Management

        Wave provides automated turn-key management for Microsoft BitLocker® encryption, which is suitable for organizations that have not yet phased SEDs into their computers and who are migrating to Windows 7 that have Microsoft Enterprise Agreements or Software Assurance for Volume Licensing. Wave for BitLocker® Management allows an organization to set policies with a click of a button, and monitor security from a single console—simplifying an organization's deployment by eliminating the need for specialized knowledge or costly systems. Key features of Wave for BitLocker® include centralized policy enforcement, recoverability of data in the event of a PC crash, securing of BitLocker® recovery passwords in an encrypted database, remote discovery and activation of BitLocker® client machines, remote activation of encryption without end-user involvement and a seamless migration path to SEDs.

Scrambls for Enterprise

        Scrambls for Enterprise provides control over access rights to content that is posted on a social network or distributed electronically. Scrambls encrypts and decrypts data with the permission controlled by group membership. The keys that are needed to read a web post or descramble a file are held by a Scrambls server. When the content needs to be displayed in clear text or when a file is descrambled, Scrambls applies the key to make it readable again. The business administrator owns the key and can set the policy for when and for whom to make them available through simple group management.

        Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve. Current planned development costs for this product group are expected to be approximately $6.3 million for the year ending December 31, 2013.

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

        Current planned development costs for this product group are expected to be approximately $3.0 million for the year ending December 31, 2013.

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

EMBASSY Remote Administration Server ("ERAS")

        ERAS is a server product that is offered to provide centralized management and auditing of TPMs and SEDs. ERAS for TPMs provides device and user identification management. ERAS software presents the TPM as a virtual smart card so existing solutions such as Microsoft Windows Login and Remote Desktop may be easily integrated. This provides true, hardware-based, multi-factor authentication that uses the hardware within the device. ERAS for TPMs also provides security compliance as the software documents exactly which devices and users are on a network, and provides data protection as access to a network can be restricted to only known devices. ERAS for SEDs delivers drive initialization, user management, drive locking, user recovery and crypto erase for all Opal-based, proprietary and solid-state SEDs. ERAS is designed to provide auditing capabilities that aid in compliance management by allowing for validation of TPM and SED security settings and to allow IT administrators to assess the risk of whether a lost or compromised PC is adequately secure. ERAS is designed to facilitate enterprise adoption of TPM and SED technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs.

        Current planned development costs for this product group are expected to be approximately $4.5 million for the year ending December 31, 2013.

Electronic/Digital Signature and Electronic Document Management

eSign Transaction Management Suite

        Our SmartSAFE Bundle, previously known as eSign Transaction Management Suite or eTMS, allows enterprises to manage their business processes and transactions entirely online. Maintaining an electronically signed record is essential to the lifecycle of a legally binding transaction. Once created, these electronic records are verified for authenticity and are securely deposited in SmartSAFE. All records are verified and authenticated from eDelivery through eRetention, helping to ensure that the access or signing credential (i.e. digital certificate, username or password) is verified and that the records remain free from tampering. Additionally, the SmartSAFE continuously updates the status of the transaction's execution for up-to-the-minute reporting purposes. SmartSAFE also supports signer access to the user's electronically or digitally signed documents as required by the ESIGN Act. Users may access and print certified copies, while the actual archived eSigned document is left untouched, meeting applicable legal and compliance requirements. SmartSAFE enables authorized individuals to manage, search, transfer and share electronic files, signed or unsigned, via the Web. All components within the SmartSAFE can be private-labeled for individual customer branding. SmartSAFE consists of three critical standard capabilities: eDeliver, eSignature and eRetention. The eDelivery component provides a VirtualRoom within the SmartSAFE which creates a secure environment for invitees to review and/or sign documents. An invitee is an authenticated individual within the SmartSAFE that is given a set of permissions that is allowed certain actions. The SmartSAFE eSignature component allows invitees to sign independently or together on any type of document. In addition, eSignature supports full signatures or initials, each of which can be configured as required or optional. ESIGN consent is automatically captured for each invitee and deposited into the SmartSAFE where it is retained for future retrieval. The SmartSAFE eRetention component embodies the storage and management capabilities of electronic records. Centralized and secure repository for document lifecycle eRetention is automatically fed by eDelivery and eSignature activities. The SmartSAFE maintains audit trails necessary for legal compliance, as well as the authoritative copy.

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

        Wave plans to continue to allocate resources toward marketing and sales to promote these products. Current planned development costs for this product group are expected to be approximately $600,000 for the year ending December 31, 2013.

Endpoint Data Loss Protection

        Wave provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery through its wholly-owned subsidiary, Safend—an Israeli-based company acquired on September 22, 2011.

Safend Data Protection Suite

Safend Encryptor ("Encryptor")

        Encryptor provides transparent hard disk encryption, protecting enterprise data from loss and theft and allowing an enterprise to waive disclosure requirements in the event of machine loss or theft with provable encryption. Encryptor enables compliance with regulatory, data security and privacy standards.

Safend Protector ("Protector")

        Protector provides granular control of ports and devices. Protector blocks users from connecting to unauthorized devices or using unauthorized interfaces while logging movements of data in and out of an organization. Protector also blocks or detects both USB and PS/2 hardware keyloggers, turns U3 USB drives into regular USB drives while attached to endpoints, protects against auto-launch programs by blocking autorun, detects and restricts devices by device type, device model or unique serial number, controls transfer of files both to and from external storage devices according to the file types and encrypts data in motion on removable storage devices.

Safend Inspector ("Inspector")

        Inspector inspects and blocks leakage of sensitive content through email, instant messaging, Web, external storage and printers. Inspector enforces a data-centric security policy across multiple channels whether the machine is connected to an organization's network or a home network or used offline. Inspector allows for multi-tiered anti-tampering capabilities for permanent control over an organization's endpoints.

Safend Discoverer ("Discoverer")

        Discoverer maps, classifies and locates data stored on organizational endpoints and networks. Discoverer provides insight to unsecured data that can assist an organization in improving security and compliance initiatives.

Safend Reporter ("Reporter")

        Reporter creates detailed graphical reports used for compliance assessment. These reports detail information on endpoint encryption status, show security incidents by type, user and organization unit, give an overview of the most common security incidents, identify endpoints that do not have a valid policy applied to them and list physical devices that were used within a defined time frame.

Safend Auditor ("Auditor")

        Auditor non-intrusively scans endpoints for past and present connected devices and Wi-Fi networks. Auditor transparently queries organizational network endpoints, locating and documenting devices that are or have been locally connected. Auditor checks all USB, PCMCIA, Firewire and Wi-Fi ports—granularly identifying endpoint devices connected for each user—both current and historical. Auditor provides organizations with visibility to identify and mange endpoint vulnerabilities.

        Current planned development costs for this product group are expected to be approximately $4.8 million for the year ending December 31, 2013.

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

As of December 31, 2012, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis). Wavexpress has suspended its TVTonic consumer media service and is exploring opportunities to sell or license its technology to third parties that may provide "download and play" services.

Markets and Business Strategy

Our Market

        Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. Virus attacks and breaches of security have demonstrated that software, on its own, is not always capable of completely securing a network or platform. Because of these security concerns we believe that there is a need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks. The TCG was formed to develop, define and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices. The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating a root of trust and a security environment which can be authenticated within the computer itself, will the information stored on the platform be adequately secure. Wave is seeking to become a software, application and services leader in the hardware-based digital security and e-commerce products markets. We believe Wave has been a pioneer in developing hardware-based computer security systems and that we are distinctively positioned to take advantage of our unique knowledge, significant technology assets and trusted computing intellectual properties.

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

  Capitalizing on Information Security Industry Trends

        We believe that security remains one of the top industry priorities across multiple segments of the user and product value chains. Wave believes that a key differentiator of its EMBASSY Trust Suite is that it is interoperable across all of the currently available TPM-enabled Windows platforms while supporting all shipping DriveTrustTM and Opal-compliant SEDs from multiple vendors. Key industry initiatives and security specifications that will require the addition of trusted hardware are moving forward in a number of platforms. The issuance of TCG's Opal self-encrypting drive industry specification standard for developing SEDs is one example of this. The Opal security subsystem storage specification gives developers a "blueprint" for developing SEDs. In addition to our work with Seagate and Samsung, Wave has worked with Fujitsu, Toshiba and Hitachi to develop Opal-compliant SED solutions. Similar programs are under consideration in network devices and mobile devices such as SmartPhones, cell phones and other consumer electronics devices.

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

  Pursuing Strategic Marketing and Distribution Alliances

        We intend to expand Wave's strategic alliances with key partners that could distribute our products in enterprise, government and consumer markets and to build upon our alliances with such industry leaders as Intel, Dell, Acer, HP, Lenovo, ASUS and others in the PC industry. In addition, we are engaged in strategic activities with semi-conductor manufacturers Broadcom, ST Microelectronics, Nuvoton, Atmel, Infineon Technologies and Samsung to support and/or deploy EMBASSY applications with their TPMs designed to the TCG specifications. TCG has expanded its scope to include networking systems, trusted peripherals, data storage devices, mobile wireless products and consumer electronics devices. Wave expects additional secure storage devices and data protection alternatives to be introduced in 2013 and thereafter and believes that its trusted computing offerings can provide significant value on these platforms in these new markets. Wave is working to establish relationships with key partners in each of these markets.

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

  •
  Server applications:    Trusted devices require a number of lifecycle management products to address the setup, registration, operations and systems management requirements of the platforms. Wave's current server and lifecycle management products consist of the EKMS, EAS, ERAS and its endpoint data protection suite. Wave plans to enhance these products with future versions and to expand these products to offer additional trust services.

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

Marketing, Sales and Customers

        Because Wave's products involve a new approach to conducting business and exchanging information using computer systems, we believe market acceptance of these products will require that traditional software-based security be enhanced and/or replaced with next-generation products designed using the TCG and related specifications. Intensive marketing and sales efforts have been, and will continue to be, necessary in order to increase recognition of and generate demand for products using Wave's technology and to ensure that Wave's solutions are accepted in this emerging market. Our current primary focus is on closing business with chip OEMs, PC OEMs, enterprise customers and systems integrators. Wave has also undertaken steps to develop and establish reseller channels for its products.

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

  •
  Network Products, Tablets and Mobile Devices—As TCG-based specifications are released and product deployment develops, Wave plans to extend its products to support these new trusted computing platforms and marketing to the associated OEMs, SI, ISVs, IHVs and service providers for these devices.

  •
  Endpoint Data Protection Products and Services—As the use of devices connected to laptops, desktops and other network endpoints has grown, devices accessing a secure network via Wi-Fi, Bluetooth, USB, FireWire, PCMCIA, serial and other ports may be totally unknown to network administrators. Safend's Data Protection Suite delivers visibility, control and protection of enterprise endpoints. Wave continues to focus on cross-selling these endpoint protection products and services along with its EMBASSY Trust Suite client applications.

  •
  Banking and Finance—In addition to our initiatives to be a leader in delivering solutions that are specifically designed to comply with emerging EMEA standards, we are cultivating interest and support from all types of financial institutions for utilizing TCG-compliant platforms.

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

        Wave's sales for the year ended December 31, 2012, consisted primarily of licensing its software applications, engineering and support services. Of the total revenue realized for the years ended December 31, 2012, 2011 and 2010, most was derived from Wave's EMBASSY computer security products and services. Customers from who Wave derived revenue in 2012 in excess of 10% of total revenues that would have a material adverse effect on Wave's business if Wave were to lose such customers are as follows:

Customer	Product or Service Sold	Percentage of Total Revenue for the year ended December 31, 2012
Dell	Software Licensing	55%

        Wave's business plan will continue to depend heavily on a small number of PC OEM customers, partners and prospective customers, the loss of or lack of substantial future revenues from, may have a material adverse effect on our business plan going forward. In 2012, Wave continued to expand its presence as a security solutions provider marketing to small, medium and large business enterprises and will continue to actively market its products and services to these enterprises in concert with its PC OEM customer base. On November 30, 2011, through one of our distribution partners, we delivered in-full against a $1.7 million order from one of the world's leading international oil and gas companies for our ERAS and EMBASSY Protector software and related maintenance services to manage laptop computers with self-encrypting drives. The order, which involved tens of thousands of licenses and related software maintenance through the end of 2012, was a "large" class order for which VSOE has not yet been achieved. As a result, we recorded the $1.7 million as revenue ratably through the end of 2012. During May 2011, we fulfilled a $3.5 million order from BASF in which we provided the global chemical firm with Wave's EMBASSY client and server software and maintenance services for its global fleet of personal computers. The order involved tens of thousands of ERAS licenses, maintenance orders for 2011 and additional maintenance orders for all of 2012 and is also a "large" class order for which VSOE has not yet been achieved. As a result, we recognized approximately $3.0 million of license sales and 2011 maintenance as revenue ratably over the balance of 2011, with 2012 maintenance of approximately $682,000 recognized ratably over the full year of 2012. In December of 2012 we received a three year maintenance renewal from BASF through December 2015 in the amount of $1.7 million. Beginning in 2013 the revenue will be recognized ratably through the end of 2015.

Segment Reporting

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 18 of the Notes to Consolidated Financial Statements.

Financial Information about Geographic Areas

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 18 of the Notes to Consolidated Financial Statements.

Competition

        We operate in the information security market, a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we do. Also, many current and potential competitors have greater name recognition and more extensive customer bases to leverage, allowing these competitors to gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of trusted computing solutions is still in the formative and early stages despite the substantial increase in distribution of the technology. The markets for our products are developing and, while the TCG specifications have provided the basis for the industry to move forward, significant standards work efforts need to be accomplished in order for the system supporting trusted computing to move forward. Wave's potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco (acquired by Sophos), SafeNet and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computing applications including Softex, Phoenix, Infineon and Microsoft. The competitive factors defining these evolving markets include product features, compatibility, standards compliance, quality and reliability, ease of use, performance, customer service and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. The features of Wave's products that should allow it to compete favorably through product differentiation include: cross-platform interoperable solutions; easy-to-use features; and leading-edge trusted client/server infrastructure solutions. In addition, Wave offers endpoint data security solutions and digital signature products, both of which can be enhanced when combined with trusted computing platforms and features.

        In the market for data protection products there are well established software companies which provide software-based full disk encryption products and supporting infrastructure: PointSec (acquired by Checkpoint), Utimaco (acquired by Sophos), Credant (acquired by Dell), PGP (acquired by Symantec), SafeBoot (acquired by McAfee), Secude (acquired by SAP), WinMagic, GuardianEdge (acquired by Symantec) and others. As the market for hardware-based full disk encryption products evolves these companies have also begun to provide support for these trusted drives.

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

Research and Development

        Wave's products incorporate encryption/decryption, client and server software applications, endpoint data loss protection and other technologies in which we have made a substantial investment in research and development ("R&D"). We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, Safend's suite of data loss protection products and eTMS products. For the years ended December 31, 2012, 2011 and 2010, we spent approximately $19.1 million, $16.1 million and $10.3 million, respectively, on R&D activities. Planned development expenditures for the year ended December 31, 2013 are expected to be approximately $19.2 million.

Employees

        As of December 31, 2012, we employed two hundred twelve (212) full-time employees, one hundred thirty-four (134) of who were involved in sales, marketing and administration and seventy-eight (78) of who were involved in research and development. As of December 31, 2012, we retained the services of three (3) full-time and three (3) part-time consultants. We believe our employee relations are satisfactory.

Available Information

        Wave makes available, free of charge on its website by means of a link to www.nasdaq.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Reports may be viewed and obtained on the Company's website, www.wave.com, or by calling Investor Relations at (212) 924-9800.

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

Item 1A.    Risk Factors

         In preparing our financial statements for the fiscal year ended December 31, 2012, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this or other material weaknesses could result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Our management identified a material weakness in our internal control over financial reporting as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management as of December 31, 2012 related to our failure to maintain sufficient professional accounting resources to effectively execute our internal controls and procedures over significant, complex accounting matters. See "Item 9A—Management's annual report on internal control over financial reporting" for further information.

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

        We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave's revenue in 2012 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of December 31, 2012, we had an accumulated deficit of approximately $396.9 million and negative working capital of approximately $5.7 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets such as digital security and online commerce.

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

        We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 55% of our revenue for the year ended December 31, 2012. If our relationship with any of our significant customers were disrupted we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations.

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

        In general, our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers' sales timing and volume fluctuate, it may lead to a reduction in our sales and have a material adverse effect on our results of operations.

        Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. Dell accounted for approximately 55% of our revenue for the year ended December 31, 2012. From time to time Dell updates its hardware platforms with new security solutions packages. Our bundled software has been included on Dell platforms since 2006 (including on the Dell Data Protection Access solution (DDPA) that is currently shipping). On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms expected to begin shipping later this year. As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on new and future Dell platforms and that it plans to continue to include our bundled software with Dell hardware platforms that are currently shipping. However, Dell has not communicated to us any decisions regarding the next platform and we have no assurance that our software will be included in Dell's new or future platforms. If we are not successful in continuing to sell our technologies with Dell's new and future platforms, this could have a material adverse impact on our revenues in years after 2013.

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

        An increasing number of market entrants have introduced or are developing products and services that compete with Wave's. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave's potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco (acquired by Sophos), PGP (acquired by Symantec), Credant (acquired by Dell), SafeBoot (acquired by McAfee), SafeNet, WinMagic, Secude (acquired by SAP) and GuardianEdge (acquired by Symantec) and major systems integrators such as IBM, HP and EDS. In addition, Wave competes with other client security applications companies that are developing trusted computing applications including Softex Incorporated, Phoenix Technologies Ltd., Infineon Technologies AG and Microsoft.

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

        In addition, the stock market in general and the market prices for technology-related companies in particular, have experienced significant price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our Class A Common Stock and any of our other securities for which a market develops regardless of our operating performance. Securities class action litigation has often been instituted against companies that have experienced periods of volatility in the market price for their securities. It is possible that we could become the target of litigation of this kind that would require substantial management attention and expense. The diversion of management's attention and capital resources could have a material adverse effect on our business. In addition, any negative publicity or perceived negative publicity of any such litigation could have an adverse impact on our business.

         Sales of our common stock in our ATM Program, or the perception that such sales may occur, could cause the market price of our common stock to fall.

        During January 2012, we entered into an At Market Issuance Sales Agreement ("2012 ATM") (with MLV & Co. LLC ("MLV") under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV. Continued sales of our common stock, if any, under the 2012 ATM will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act. Future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the 2012 ATM.

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

        On July 13, 2012, the Company received notification from the Listing Qualifications division of The NASDAQ Stock Market indicating that the Company's Class A common stock is subject to potential delisting from The NASDAQ Capital Market because for a period of 30 consecutive business days, the bid price of the Company's Class A common stock closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 5550(a)(2) (the "Bid Price Rule"). This notice was the subject of the Company's filing on Form 8-K filed on July 13, 2012. The NASDAQ notice indicated that, in accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company would be provided 180 calendar days, or until January 10, 2013, to regain compliance. The notice also provided that the Company failed to regain compliance with the Bid Price Rule before January 10, 2013 but otherwise met all of the other applicable standards for initial listing on the NASDAQ Capital Market, then the Company may be eligible to have an additional 180 calendar days, or until July 9, 2013, to regain compliance with the Bid Price Rule. On January 10, 2013, the Company received notification from the Listing Qualifications division of the NASDAQ Stock Market indicating that the Company is eligible for an additional 180 calendar days, or until July 8, 2013, to regain compliance. The Company plans to make a diligent effort to maintain its listing, but we can make no assurances that we will be able to do so.

         We may be subject to claims and additional costs as a result of our determination in March 2012 that certain previously filed financial statements relating to the Company's acquired subsidiary, Safend, should not be relied upon.

        In March 2012, the Company determined that previously filed financial statements of the Company's acquired subsidiary, Safend, relating to certain pre-acquisition periods should not be relied upon due to certain accounting errors, as further described in the Company's Current Report on Form 8-K filed with the SEC on March 15, 2012. To date, the Company has not filed restated pre-acquisition Safend financial statements. As a result, there is a risk that claims relating to these errors could be brought against us, including by purchasers of our shares in offerings made by us under our shelf registration statement. Since March 15, 2012, we have sold 12,691,399 shares, along with warrants exercisable for 2,956,287 shares, for an aggregate of approximately $11,719,000 under such registration statement. Any such claims or related litigation could result in substantial costs, divert management's attention and resources, and have a material adverse effect on our financial condition and results of operations.

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

Facility	Sq. Ft.	Annualized Lease Cost	Lease Expires
Lee, MA	13,473	$151,404	Monthly
Tel Aviv, Israel	13,000	312,000	Jan. 2014
Princeton, NJ	4,924	104,628	Dec. 2014
Cupertino, CA	16,162	513,948	Jul. 2016
Tucson, Arizona	250	8,400	Jun. 2014
Orvault, France	250	13,560	Mar. 2018
Frankfurt, Germany	480	34,440	Monthly
Taipei, Taiwan	250	12,000	Monthly
London, UK	250	47,880	Monthly

Item 3.    Legal Proceedings

        Landmark Ventures, Inc. ("Landmark") has asserted that Safend Inc. ("Safend USA"), a subsidiary of Safend Ltd. (Wave's Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the "Consulting Agreement") which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York, Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000. Landmark has also named Safend Ltd. and Wave Systems Corp. ("Wave") as defendants, alleging that both companies are legally responsible for Safend USA's alleged breaches. Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety. On September 4, 2012, the federal district court granted Safend Inc.'s motion to dismiss the Landmark lawsuit and ordered the dismissal of the amended complaint with prejudice. Landmark thereafter filed a timely notice of appeal to the United States Court of Appeals for the Second Circuit, which affirmed the judgment of the federal district court on March 12, 2013.

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

	High	Low
Year Ended December 31, 2012
First Quarter	$2.59	1.60
Second Quarter	1.92	0.65
Third Quarter	1.20	0.53
Fourth Quarter	1.02	0.59
Year Ended December 31, 2011
First Quarter	$5.31	2.76
Second Quarter	3.52	2.10
Third Quarter	2.93	1.88
Fourth Quarter	2.92	2.01

        As of March 11, 2013, there were approximately 19,200 holders of our Class A Common Stock. As of such date, there were 11 holders of our Class B Common Stock.

        On March 11, 2013, the last sale price reported on the NASDAQ Capital Market for the Class A Common Stock was $0.83.

        We have never declared, nor paid, cash dividends on our Class A Common Stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends on our Class A Common Stock in the foreseeable future.

Performance Graph

        The following line graph compares the Company's cumulative total return to stockholders with the cumulative total return of the NASDAQ Market Value Index and the Computer Related Services SIC Code Index from December 31, 2007 through December 31, 2012. These comparisons assume the investment of $100 on December 31, 2007 and the reinvestment of dividends. The stock performance on the graph is not necessarily indicative of future stock price performance.

Wave Systems Corp.
Comparison of Cumulative Total Return to Stockholders
December 31, 2007 through December 31, 2012

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Wave Systems Inc, the NASDAQ Composite Index, and SIC Code Index

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	Wave Systems	Peer Group (SIC Code 7379)	NASDAQ Market
12/31/07	$100.00	$100.00	$100.00
12/31/08	$25.52	$48.87	$59.03
12/31/09	$97.93	$65.22	$82.25
12/31/10	$271.72	$76.63	$97.32
12/31/11	$149.66	$94.91	$98.63
12/31/12	$49.45	$72.75	$110.78

Item 6.    Selected Financial Data

        The selected historical consolidated financial data presented below as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 are derived from our audited Consolidated Financial Statements contained in Item 8 of this report. The historical consolidated data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes in Part IV, Item 15(a) of this Annual Report on Form 10-K.

 Consolidated Statement of Operations Data

	2012	2011	2010	2009	2008
Net Revenues	$28,844,513	$36,139,015	$26,050,792	$18,888,879	$8,809,815

Operating expenses:
Cost of net revenues	6,477,332	2,037,649	1,776,818	1,397,891	824,181
Adjustments to purchase accounting	—	1,033,206	—	—	—
Selling, general and administrative	33,021,237	27,871,223	18,019,707	12,992,715	16,375,372
Research and development	19,055,894	16,087,129	10,288,460	7,825,058	11,702,776
Impairment of goodwill and purchased intangible assets	4,054,732	—	—	—	—
Write-off of impaired assets	—	—	—	—	447,128

Total operating expenses	62,609,195	47,029,207	30,084,985	22,215,664	29,349,457

Operating loss	(33,764,682)	(10,890,192)	(4,034,193)	(3,326,785)	(20,539,642)

Other income (expense):
Net currency transaction gain	12,156	175,004	—	—	—
Net interest and other income (expense)	(197,989)	(4,589)	(15,842)	(19,466)	(9,572)

Total other income (expense)	(185,833)	170,415	(15,842)	(19,466)	(9,572)

Loss before income taxes	(33,950,515)	(10,719,777)	(4,050,035)	(3,346,251)	(20,549,214)
Income tax expense	(12,033)	(74,959)	(72,782)	—	—

Net loss	(33,962,548)	(10,794,736)	(4,122,817)	(3,346,251)	(20,549,214)
Accretion of non-cash beneficial conversion feature on convertible preferred stock	—	—	—	—	(657,000)

Net loss attributable to common stockholders	$(33,962,548)	$(10,794,736)	$(4,122,817)	$(3,346,251)	$(21,206,214)

Weighted average number of common shares outstanding during the period	96,204,505	84,344,729	79,924,475	68,526,572	55,379,118
Loss per common share-basic and diluted	$(0.35)	$(0.13)	$(0.05)	$(0.05)	$(0.38)

Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

Consolidated Balance Sheet Data

	2012	2011	2010	2009	2008
Working capital	$(5,731,535)	$(1,984,916)	$2,588,456	$(2,046,998)	$(6,322,057)
Total assets	18,633,158	30,122,257	17,083,883	6,327,925	3,429,774
Long-term liabilities	6,396,437	5,188,545	1,466,734	183,505	245,362
Total liabilities	21,498,615	18,580,902	14,387,112	8,187,880	9,448,777
Total stockholders' equity (deficit)	$(2,865,457)	$11,541,355	$2,696,771	$(1,859,955)	$(6,019,003)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Wave's management has focused its activities and resources on the continued development and marketing of the TCG-compliant software products known as the EMBASSY Trust Suite and EMBASSY Trust Server Applications. As the market for TPM-enabled products has evolved, Wave has developed its products to support security hardware based on the TCG specifications. Wave's products are designed to support cross platform interoperability for the currently available TPM chips from Nuvoton, Broadcom, Atmel, Infineon, ST Microsystems and Samsung which appear on TPM-based platforms shipped by Dell, Intel, Acer, Fujitsu, Hitachi, Toshiba, Samsung, Lenovo, ASUS and HP.

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

        Wave's products include the Wave EMBASSY® digital security products and services and Safend's endpoint data loss protection products and services. These products and services constitute Wave's reportable segments as of December 31, 2012 and 2011. The 2010 and 2009 segment information previously included financial information pertaining to Wavexpress and their broadband media distribution products and services. The operations of Wavexpress were suspended in late 2008. Since that time, Wavexpress' expenses have consisted primarily of a minor amount of share-based compensation expense and interest expense.

        Wave is devoting its resources to capitalize on the opportunities, and overcome the specific challenges, presented by this developing market as it continues to pursue a strategy of educating the marketplace on the benefits that trusted computing has to offer and to develop basic software applications designed to enable this emerging technology. The market trends and opportunities that management focused the Company's activities during the year ended December 31, 2012 included the following:

  •
  The need for organizations of all sizes to comply with consumer laws and state and federal legislation requiring data and identity theft protection—Wave has worked with Fujitsu, Toshiba and Samsung on developing Opal-compliant SED solutions that utilize our client (TDM) and server-based (ERAS) software applications to address this need. Dell offers SEDs from Seagate (DriveTrust™ technology) and Samsung (Opal). Both the Seagate and Samsung SEDs are currently offered by Dell bundled with Wave's client TDM software for pre-boot authentication and initialization of the drive. Enterprises also have the option of selecting Wave's ERAS application for the centralized administration and management of the drives.

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

  •
  As the use of devices connected to laptops, tablets, desktops and other network endpoints has grown, security monitoring has not kept pace. Thus, devices accessing a secure network via Wi-Fi, Bluetooth, USB, FireWire, PCMCIA, serial and other ports may be totally unknown to network administrators.

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

  •
  Limited availability of capital resources—Wave has financed the development of its business, in large part, by issuing new equity (See Liquidity and Capital Resources section for a detailed discussion of financing activities during 2012).

  •
  Competitive marketplace—we operate in a highly competitive market consisting of enterprises that have greater name recognition and customer bases and more financial, technical and marketing resources.

  •
  General economic conditions—the current economic downturn has had, and may continue to have, an adverse effect on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

        Management has focused on entering into licensing contracts pursuant to which PC and chip OEMs license our applications and distribute them as part of their offerings while paying Wave a royalty for each unit shipped. Revenue earned on these licensing contracts for the years ended December 31, 2012 and 2011 was approximately $13,508,000 and $18,291,000, respectively. The decrease was due primarily to an amendment to Wave's software license agreement with Dell effective November 2011 and a decrease in the volume of Dell shipments.

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

Operating Expense Trends

        Selling, general and administrative expenses ("SG&A") increased from 2011 to 2012 as a result of headcount additions in support of our forecasted additional sales, marketing and business development and support activities during 2012, net of allocated share-based compensation expenses incurred during 2012 and 2011, and from the acquisition of Safend on September 22, 2011. For the years ended December 31, 2012, 2011 and 2010, we have incurred approximately $33.0 million, $28.1 million and $18.0 million, in SG&A expenses, respectively. Share-based compensation expenses allocated to SG&A for the years ended December 31, 2012, 2011 and 2010 were approximately $3.4 million, $3.8 million and $1.9 million, respectively.

        The activities supported by these expenditures include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

        We have expended, and plan to continue to expend, considerable resources in the sales, marketing, business development and support activities referred to above that will be necessary for us to be successful in developing saleable products and markets for our technology. As a result of this, we expect overall sales and marketing expenditures, as well as, overall research and development expenditures to remain consistent during 2013 as compared with 2012 (See Liquidity and Capital Resources).

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

        Beginning in the quarter ended March 31, 2011, we had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for our small class of customers. Through December 31, 2012, we continue to lack sufficient independent maintenance renewals to establish VSOE for our large customer class. As a result, beginning in the quarter ended March 31, 2011, for the small customer class, we have allocated the arrangement consideration among the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

        When VSOE of fair value for the undelivered elements does not exist, as is still the case for our large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing revenue. At December 31, 2012, our deferred revenue consists of the unamortized balance of maintenance for sales to our small class of customers during the year ended December 31, 2012 and arrangements where VSOE does not exist—all large customer orders and small customer orders received prior to January 1, 2011.

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

        Safend enters into perpetual software license agreements, through direct sales to customers and indirect sales through its OEM partners, distributors and resellers. These license agreements, or arrangements, generally include a maintenance component. For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the VSOE of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as licensing revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately.

        Safend has achieved VSOE of fair value of maintenance for its Encryptor, Protector and Inspector products. As a result, Safend has allocated the arrangement consideration among the elements included in its multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. When VSOE of fair value for the undelivered elements does not exist, as is still the case for Safend's Discoverer, Reporter and Auditor products, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.

        Licensing and maintenance—cost of net revenues includes foreign tax withholdings, customer support personnel costs and share-based compensation expense.

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

  Valuation of Goodwill and Purchased Intangible Assets

        We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill and other intangibles allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For our annual goodwill impairment test at September 30, we performed a quantitative test for our Safend reporting unit. In the first step, we compare the fair value of the Safend unit to its carrying value. We determine the fair value of Safend using the income approach. Under the income approach, we calculated the fair value of the Safend unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, then we must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

        We review purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of these intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use of the asset. If the undiscounted future cash flows are less than the carrying amount, the purchased intangible assets with finite lives are considered to be impaired. The amount of the impairment is measured as the difference between the carrying amount of these assets and the fair value.

        Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, assumed royalty rates and future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable but they are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

        During the fourth quarter of fiscal 2012, we determined that sufficient indicators of potential impairment existed to require an interim impairment analysis for the Safend reporting unit. As a result, we recorded an impairment charge for goodwill and intangible assets related to the Safend reporting unit as discussed in the Results of Operations section below.

        We will continue to evaluate goodwill on an annual basis as of the end of our third fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results or changes in management's business strategy, indicate that there may be a potential indicator of impairment.

        Accounting for Transfers of Financial Assets—We derecognize financial assets, specifically accounts receivable, when control has been surrendered in compliance with ASC Topic 860, Transfers and Servicing. Transfers of accounts receivable that meet the requirements of ASC 860 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized. If the conditions for sale accounting treatment are not met, or are no longer met, accounts receivable transferred are classified as collateralized receivables in the consolidated balance sheets and cash received from these transactions is classified as secured borrowings. All transfers of assets are accounted for as secured borrowings. Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense.

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

Results of Operations

        As of December 31, 2011, management changed its internal reporting such that Wavexpress results have been combined with Wave EMBASSY digital security products and services results. Segment results for all periods have been restated to conform with this presentation. In addition, since the acquisition of Safend, which occurred on September 22, 2011, we have determined that Safend's endpoint data loss protection products and services represent a separate segment. As the 2011 results only include slightly greater than one quarter of Safend results we have not prepared our annual MD&A by segment. However, we have commented specifically on the comparison between our consolidated 2012 and 2011 results as a result of the Safend operations in the various income statement captions.

Comparison of the years ended December 31, 2012 and 2011

        The table below sets forth the components that make up net revenues for the year ended December 31, 2012 and 2011:

	2012	2011	Increase (Decrease)	% Change
Licensing and maintenance	$27,480,732	$35,100,518	$(7,619,786)	(22)%
Services	1,363,781	1,038,497	325,284	31%

Total Net Revenues	$28,844,513	$36,139,015	$(7,294,502)	(20)%

        Licensing and maintenance revenues decreased by approximately $7,620,000 during the year ended December 31, 2012 as compared to 2011. This decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $4,800,000, primarily as the result of a decrease in the volume of Dell shipments and an amendment to Wave's software license agreement with Dell reducing net unit pricing effective November 1, 2011 and a net decrease in revenue recognized on Wave's license upgrade sales of approximately $6,400,000 during the year ended December 31, 2012 as compared to 2011, offset by an increase in Safend licensing and maintenance revenues of approximately $3,900,000 for the year ended December 31, 2012 as compared to 2011 as a result of a full year of Safend activity in 2012.

        The November 2011 amendment to Wave's software license agreement with Dell, among other changes, extends the term of our software license agreement with Dell by five years to January 18, 2017. Additionally, the per-unit royalties that Wave receives for each Dell PC model shipped subsequent to November 1, 2011 with Wave's EMBASSY Trust Suite software were decreased by approximately 25%. The amendment also provides for an additional per unit royalty equal to 285% of the base royalty for notebooks shipping with both a universal serial hub module and at least one internal authentication hardware solution such as a fingerprint reader or smart card. The amendment also increases the per unit royalty rate by approximately 33% for each trusted drive unit shipped after October 31, 2011.

        From time to time Dell updates its hardware platforms with new security solutions packages. Our bundled software has been included on Dell platforms since 2006 (including on the Dell Data Protection Access solution (DDPA) that is currently shipping). On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms expected to begin shipping later this year. As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on new and future Dell platforms and that it plans to continue to include our bundled software with Dell hardware platforms that are currently shipping. However, Dell has not communicated to us any decisions regarding the next platform and we have no assurance that our software will be included in Dell's new or future platforms. Wave plans to continue to work with Dell to offer software solutions to enhance and improve Dell's hardware platforms. If we are not successful in continuing to sell our technologies with Dell's new and future platforms, this could have a material adverse impact on our revenues in years after 2013.

        The decrease in license upgrade revenue of approximately $6,400,000 recognized on our license upgrade sales was due primarily to approximately $6,802,000 of license revenue recognized during the year ended December 31, 2011 through our OEM partners on behalf of their customer, a U.S.-based global automaker, for orders received in late 2010 and the recognition of approximately $3,008,000 during the year ended December 31, 2011 on orders received in early May 2011 from BASF, a global chemical firm. During the year ended December 31, 2012, approximately $808,000 was recognized as license revenue for the U.S.-based global automaker for continuing maintenance and approximately $695,000 was recognized as license revenue for continuing maintenance with BASF. These decreases were offset by approximately $2,625,000 of license, maintenance, training and consulting revenue recognized during the year ended December 31, 2012 on an order from a leading international oil and gas company that was completed in November, 2011.

        Services revenue earned during the year ended December 31, 2012 was from a $1,507,120 fixed-price modification to a contract awarded by the United States Department of Defense and completed during September 2012. Services revenue earned during the year ended December 31, 2011 was from two fixed-price modifications (which includes the modifications noted above) to a contract awarded by the United States Department of Defense. Work on the first $1,600,000 fixed-price modification was completed during mid-February 2011 while work on the second $1,507,120 fixed—price modification began in late August 2011 and was completed during September 2012. During November 2012 an additional $600,000 fixed-price modification was completed.

        Licensing and maintenance—cost of net revenues, which consists primarily of an impairment charge to the developed technology intangible asset acquired from Safend, foreign tax withholdings, customer support personnel costs, share-based compensation expense and amortization and impairment expense, was $6,333,221 for the year ended December 31, 2012 as compared to $1,848,482 for 2011. The increase in licensing and maintenance—cost of net revenues was due primarily to (i) a $3,400,000 impairment charge to our developed technology intangible asset, (ii) a $662,000 increase in amortization expense on our developed technology intangible asset, and (iii) an increase of in Safend licensing and maintenance—cost of net revenues of approximately $358,000 as compared to 2011. Services—cost of net revenues, which consists primarily of government time and materials contract costs, was $144,111 for the year ended December 31, 2012 as compared to $189,167 in 2011. Services—cost of net revenues decreased during 2012 as compared to 2011 as 2011 included work on our initial modification to the contract with the United States Department of Defense and work on the second contract modification. The second contract modification was completed in September 2012.

        SG&A expenses for the year ended December 31, 2012 were $33,021,237, as compared to $27,871,223 in 2011, an increase of approximately 18.5%. The increase in SG&A expenses during the year ended December 31, 2012 was due primarily to (i) an increase in Wave salaries and related benefits totaling approximately $2,220,000 and an increase of approximately $270,000 in travel expenses, supporting Wave's growing customer base, (ii) an increase of approximately $308,000 in Wave professional services expenses, consisting primarily of audit and recruitment fees, (iii) an increase of approximately $739,000 in Wave's trade show and marketing expenses, (iv) an increase in maintenance agreements and license fees of approximately $168,000 and (v) Safend's SG&A expenses amounting to approximately $2,551,000 for the full year 2012, consisting primarily of salaries and related benefits, travel expenses and amortization of intangible assets as compared to approximately $1,275,000 for just over three months in 2011. Share-based compensation expense allocated to SG&A was approximately $3,401,000 for the year ended December 31, 2012 as compared to approximately $3,845,000 in 2011.

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

        R&D expenses for the year ended December 31, 2012 were $19,055,894, as compared to $16,087,129 in 2011, an increase of approximately 18.5%. This increase was primarily attributable to Safend's R&D expenses amounting to approximately $4,750,000 for the full year of 2012, consisting primarily of salaries and related benefits, as compared to $1,296,000 for just over three months in 2011, offset by decreases in rent and maintenance costs of approximately $366,000 and outsourced product development costs, consisting primarily of translation services, of approximately $360,000, in each case as compared to 2011. Share-based compensation expense allocated to R&D was approximately $1,382,000 for the year ended December 31, 2012 as compared to approximately $1,480,000 in 2011.

        Wave's software license agreement with Dell was amended during November 2012, retroactive to August 1, 2012. As a result of this amendment Wave received $600,000 from Dell for the performance of certain software development services. The $600,000 received from Dell is deferred as a current liability on the consolidated balance sheet and will be offset against research and development expense upon completion of the software development.

        During the fourth quarter of fiscal 2012 the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, significantly lower than expected revenue during the fourth quarter of 2012, identification of increased competition for transactions involving Safend products, inability of the combined sales force to close large transactions and downward revisions to management's short-term and long-term forecast for the Safend business. The revised forecast reflected changes related to revenue growth rates, current market trends, expected deal synergies and other expectations impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that the fair value of the Safend reporting unit was less than its carrying amount.

        When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded an impairment charge of $5.3 million on intangible assets, which included developed and in-process technology and customer relationships. The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

        After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above, the Company completed the two step goodwill impairment test for the Safend reporting unit. The step two goodwill impairment test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2.2 million, which resulted in a $4.0 million remaining carrying value of Safend goodwill as of December 31, 2012. The goodwill impairment charge and the impairment charges for the customer relationship and in-process technology intangible assets totaling approximately $4.1 million were included in the impairment of goodwill and intangible assets line item in the consolidated statements of operations. The developed technology impairment charge of approximately $3.4 million is included in the licensing and maintenance—cost of net revenues line item in the consolidated statements of operations.

        Other income (expense) for the year ended December 31, 2012 included a net currency transaction gain of $12,156 as compared to a net gain of $175,004 for 2011. The net currency transaction gain in 2011 was attributable to the BASF orders received in early May, 2011 which were collected in late June, 2011. Interest income for the year ended December 31, 2012, was $49 as compared to $7,169 in 2011.

        Interest expense consisted of interest incurred on our secured borrowings, accretion of Safend's OCS liability and a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure. Interest expense was $198,038 for the year ended December 31, 2012 as compared to $11,758 in 2011.

        Income tax expense for the years ended December 31, 2012 and 2011 was $12,033 and $74,959, respectively. The 2012 income tax expense consisted of certain state minimum franchise taxes while 2011 consisted of a Texas gross receipts tax and other state minimum franchise taxes.

        Due to the reasons set forth above, our net loss for the year ended December 31, 2012 was $33,962,548 as compared to $10,794,736 for year ended December 31, 2011.

Comparison of the years ended December 31, 2011 and 2010

        The table below sets forth the components that make up net revenues for the year ended December 31, 2011 and 2010:

	2011	2010	Increase (Decrease)	% Change
Licensing and maintenance	$35,100,518	$24,736,029	$10,364,489	42%
Services	1,038,497	1,314,763	(276,266)	(21)%

Total Net Revenues	$36,139,015	$26,050,792	$10,088,223	39%

        Wave had net revenues of $36,139,015 and $26,050,792 for the years ended December 31, 2011 and 2010, respectively. The increase in net revenues was due primarily to an increase in licensing and maintenance revenues. Licensing and maintenance revenues increased by $10,364,489 during 2011 as compared to 2010. This increase in licensing and maintenance revenues was due primarily to (i) a net increase in revenue recognized on Wave's license upgrade sales due in large part to the recognition of approximately $4,720,000 in revenue on a total of approximately $10.9 million of orders received in late December 2009 and 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker, and the recognition of approximately $3,008,000 in revenue on a total of approximately $3.5 million of orders received in early May 2011 from BASF, (ii) Safend consolidated net licensing and maintenance revenues of approximately $1,723,000 and (iii) an increase in revenue recognized for our license upgrade sales due to approximately $2,030,000 in revenue recognized as a result of the achievement of VSOE for maintenance agreements for our small customer class. The increase in licensing and maintenance revenues was partially offset by a decrease in OEM revenue, primarily as the result of an amendment to Wave's software license agreement with Dell effective as of November 1, 2011 as noted above. Services revenue, consisting primarily of non-recurring government contracts, decreased by $276,266 to $1,038,497 during 2011 as compared to 2010. Services revenue earned during 2011 was from two fixed-price modifications to a contract awarded by the United States Department of Defense. Work on the first $1,600,000 fixed-price modification was completed during mid-February 2011, while work on the second $1,507,120 fixed-price modification began in late August 2011 and was completed during September 2012. Services revenue earned during 2010 was from the initial $1,600,000 fixed-price modification.

        Licensing and maintenance—cost of net revenues, which consists primarily of foreign tax withholdings, customer support personnel costs, share-based compensation expense and amortization expense on the Safend developed technology intangible asset was $1,848,482 for the year ended December 31, 2011 as compared to $1,177,114 for 2010. The increase in licensing and maintenance—cost of net revenues was due to amortization of approximately $253,000 on the developed technology intangible asset and headcount additions in support of our customer support activities during 2011 versus 2010. Included in licensing and maintenance—cost of net revenues are $274,281 and $-0- of Safend costs for the year ended December 31, 2011 and 2010, respectively. Services—cost of net revenues, which consists primarily of government time and materials contract costs, was $189,167 for the year ended December 31, 2011 as compared to $599,704 in 2010. Services—cost of net revenues decreased during 2011 as compared to 2010 as work on our initial modification to the contract with the United States Department of Defense was completed during mid-February 2011 and work on the second contract modification began in late August 2011.

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

        SG&A expenses for the year ended December 31, 2011 were $27,871,223, as compared to $18,019,707 in 2010, an increase of approximately 55%. The increase in SG&A expenses during the year ended December 31, 2011 was due primarily to (i) an increase in Wave salaries and related benefits totaling approximately $2,629,000, (ii) an increase of approximately $1,943,000 in Wave's share-based compensation, (iii) an increase of approximately $816,000 in Wave's travel expenses, supporting its growing customer base, (iv) an increase of approximately $1,654,000 in Wave professional services expenses, consisting primarily of acquisition costs and recruitment fees, (v) an increase of approximately $852,000 in Wave's trade show and marketing expenses and (vi) Safend's SG&A expenses amounting to approximately $1,275,000, consisting primarily of salaries and related benefits, travel expenses and amortization of intangible assets, in each case as compared to 2010. Share-based compensation expense allocated to SG&A was approximately $3,845,000 for the year ended December 31, 2011 as compared to approximately $1,931,000 in 2010.

        R&D expenses for the year ended December 31, 2011 were $16,087,129, as compared to $10,288,460 in 2010, an increase of approximately 56%. The increase in R&D expenses during the year ended December 31, 2011 was due primarily to (i) an increase in Wave salaries and related benefits totaling approximately $3,123,000, (ii) an increase of approximately $624,000 in Wave's share-based compensation, (iii) an increase of approximately $191,000 in Wave professional services expenses, consisting primarily of outsourced engineering fees, (iv) an increase of approximately $271,000 in Wave's rent and utility costs and (v) Safend's R&D expenses amounting to approximately $1,296,000, consisting primarily of salaries and related benefits, in each case as compared to 2010. Share-based compensation expense allocated to R&D was approximately $1,480,000 for the year ended December 31, 2011 as compared to approximately $807,000 in 2010.

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

Liquidity and Capital Resources

        Wave has incurred substantial operating losses since its inception and, as of December 31, 2012, has an accumulated deficit of $396,916,216. We expect to incur an operating loss for the fiscal year of 2013. As of December 31, 2012, we had negative working capital of $5,731,535.

        During January 2012, we entered into an At the Market Sales Agreement with MLV & Co. LLC ("MLV") under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV. As of March 18, 2013, we issued approximately 7.9 million shares of our common stock in at the market offerings through MLV and raised net proceeds of approximately $9.1 million after deducting offering costs of approximately $290,000. Our ability to sell shares under this agreement is subject to certain conditions, including the listing qualifications of NASDAQ.

        On August 8, 2012, Wave sold 2,587,824 shares of Class A Common Stock at $0.6425 per share for gross proceeds of $1,662,677. This financing was completed under a shelf registration filed with the SEC on June 21, 2011. Security Research Associates ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering. We realized approximately $1,533,000 in net proceeds after deducting the placement agent fees of $99,761 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 1,293,912 shares of Wave Class A Common Stock for $0.58 per share. These warrants expire on August 8, 2015. We also agreed to issue a warrant to SRA (as part of the fees paid to the placement agent) that will allow SRA to acquire up to 155,269 shares of Wave Class A Common Stock for $0.58 per share. This warrant expires on August 8, 2015.

        On October 23, 2012, Wave sold 3,324,750 shares of Class A Common Stock at $1.0025 per share for gross proceeds of $3,333,062. This financing was completed under a shelf registration filed with the SEC on June 21, 2011. Dawson James Securities, Inc. (the "placement agent") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay the placement agent a fee equal to 6% of the gross proceeds of this offering. We realized approximately $3,073,000 in net proceeds after deducting the placement agent fees of $199,984 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 1,662,375 shares of Wave Class A Common Stock for $0.94 per share. These warrants expire in October 2017.

        The Company had previously indicated that it would file pre-acquisition audited financial statements for Safend for 2009 and 2010. In light of the fact that Safend has now been included in the Company's audited financial statements since its acquisition on September 22, 2011 and the Company's plans to file separate audited financial statements for Safend for the pre-acquisition period of January 1, 2011 through September 21, 2011, the Company no longer expects to file with the SEC restated audited Safend financial statements for the pre-acquisition periods of 2009 and 2010.

Sources and Uses of Cash

        At December 31, 2012 we had $2,112,769 in cash and cash equivalents versus $3,385,035 as of December 31, 2011, based on a net decrease in cash of $1,272,266 for the year ended December 31, 2012. The table below shows the year-to-year comparison of the significant elements of cash used in or provided by operating, investing and financing activities and a reconciliation of each year's operating results reported in the statement of operations to the total increase (decrease) in cash for the years ended December 31, 2012, 2011 and 2010. The overall net loss increased by $23,167,812 (to $33,962,548 from $10,794,736) for the year ended December 31, 2012 versus the year ended December 31, 2011, and cash used in operating activities increased by $14,530,613 (to $15,756,216 from $1,225,603). In comparing the year ended December 31, 2011 to 2010, the overall net loss increased by $6,671,919 (to $10,794,736 from $4,122,817) for the year ended December 31, 2011 versus the year ended December 31, 2010, and cash used in operating activities decreased by $1,255,067 (to $1,225,603 from $2,480,670).

        As shown below, the total net change in cash over the last three years has fluctuated from a net cash increase for the year ended December 31, 2010 of $1,695,062, to net cash decreases for the years ended December 31, 2012 and 2011 of $1,272,266 and $210,041, respectively.

 Consolidated Statement of Cash Flow Data

	For the years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(33,962,548)	$(10,794,736)	$(4,122,817)

Compensation associated with issuance of stock options	4,830,831	5,379,961	2,813,816
Depreciation and amortization	2,132,136	1,005,068	404,795
Impairment of goodwill and purchased intangible assets	7,477,832	—	—
Accretion of royalty liability	67,500

Total adjustments to reconcile net loss to cash used in operating activities	14,508,299	6,385,029	3,218,611

(Increase) decrease in prepaid expenses, receivables and other assets	2,314,235	5,457,505	(7,837,553)
Increase (decrease) in deferred revenue	106,922	(3,331,530)	6,303,168
Increase in royalty liability	321,076	264,553	—
Increase (decrease) in accounts payable, accrued expenses and other liabilities	955,800	793,576	(42,079)

Changes in assets and liabilities, net of the effects of the acquisition of Safend, Ltd.	3,698,033	3,184,104	(1,576,464)

Net cash used in operating activities	(15,756,216)	(1,225,603)	(2,480,670)

Cash flows from investing activities:
Acquisition of property and equipment	(169,660)	(995,403)	(528,138)
Acquisition of Safend, Ltd., net of cash acquired	—	(803,315)	—
Acquisition of intangibles	—	—	(1,100,000)

Net cash used in investing activities	(169,660)	(1,798,718)	(1,628,138)

Cash flows from financing activities:
Payments on capital lease obligation	(72,075)	(66,771)	(61,857)
Net proceeds from sale of common stock	13,659,587	—	—
Proceeds from employee stock purchase plans	666,095	814,644	601,807
Proceeds from employee stock option exercises	79,503	806,119	1,284,629
Proceeds from the exercise of warrants	320,500	1,260,288	3,979,291

Net cash provided by financing activities	14,653,610	2,814,280	5,803,870

Net increase (decrease) increase in cash	$(1,272,266)	$(210,041)	$1,695,062

Supplemental cash flow information:
Non-cash financing activities:
Cashless exercise of warrants	$404	$1,204	$—

Cash paid during the year for:
Interest	$119,763	$11,758	$16,672

Income taxes	$78,235	$81,378	$68,205

Cash used in operations

        The amount of cash used in operations increased to $15,756,216 for the year ended December 31, 2012 from $1,225,603 used for the year ended December 31, 2011, which decreased from $2,480,670 used for the year ended December 31, 2010. As shown above, the fluctuations in cash used in operations were the result of the changes in the net losses in each of the three years ended December 31, 2012, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts, which, under generally accepted accounting principles, are not reported in the Statement of Operations.

        Our largest source of operating cash flow is cash collections from our customers. Cash collections from customers amounted to $29,976,862, $37,203,389 and $24,343,140 for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in 2012 as compared to 2011 was due, in part, to the collection of $8.1 million of accounts receivable during 2011 for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker, the collection of $3.5 million of accounts receivable for orders fulfilled in May 2011 with BASF, and collections of approximately $1.6 million for Safend in 2011 offset by 2012 collections of a $1.7 million order from one of the world's leading international oil and gas companies and Safend collections of approximately $6.1 million. Our primary uses of cash in operations are for personnel related expenditures, marketing and other general operating expenses.

Comparison of the years ended December 31, 2012 and 2011

        Wave experienced a decrease in cash collected from customers during the year ended December 31, 2012 as compared to 2011 as discussed above. Also, cash used in operating activities resulted from an increase in cash payments for personnel related expenditures, primarily from a higher average headcount during the year ended December 31, 2012 as compared to 2011, and an increase in payments for professional services, primarily for legal and accounting fees associated with the acquisition of Safend. Cash used in operations also resulted from an increase in cash payments to suppliers, primarily as a result of increased tradeshow and marketing activities during the year ended December 31, 2012 as compared to 2011.

Comparison of the years ended December 31, 2011 and 2010

        Net cash used in operating activities decreased primarily due to an increase in cash received from customers resulting from the collection of $8.1 million of accounts receivable for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker and the collection of $3.5 million of accounts receivable for orders fulfilled in May 2011 with BASF during the year ended December 31, 2011 as compared to 2010. This increase was offset by an increase in cash payments for personnel related expenditures, primarily resulting from a higher average headcount during the year ended December 31, 2011 as compared to 2010, and an increase in payments to consultants and other professionals, primarily for legal costs associated with the acquisition of Safend and other professional recruitment services. The decrease in net cash used in operations was also offset by an increase in cash payments to suppliers, primarily as a result of increased tradeshow and marketing activities during 2011 as compared to 2010. The net decrease in accounts receivable, prepaid expenses and other assets was primarily due to the collection of $8.1 million of orders invoiced and delivered in late December 2010 and the $3.5 million of orders invoiced and delivered in early May 2011. In late December 2010, Wave received $5.2 million in additional license and maintenance orders through its PC OEM partners on behalf of a U.S.-based automotive company. The orders increased the total value of the automaker's software orders to $10.9 million, $6.7 million of which was recorded as revenue during 2011, $1.9 million of which was recorded as revenue in 2010 and $2.3 million of which is expected to be recognized as revenue ratably through 2014. In early May 2011, Wave received

$3.5 million in license and maintenance orders from BASF. Wave recognized approximately $3.0 million of license sales and the 2011 maintenance as revenue ratably during the remainder of 2011, with 2012 maintenance of approximately $682,000 recognized ratably over the full year of 2012. Wave has not established VSOE for the fair value of each undelivered element for software and maintenance services for their "large" class of customers. Accordingly, the license and maintenance sales from these orders are recorded as deferred revenue and recognized generally over the undelivered maintenance period. As a result, the decrease in deferred revenue during the year ended December 31, 2011 was due primarily to the recognition of revenue on the orders from the U.S.-based global automaker and BASF.

Cash flows from investing activities

        Cash used in investing activities consisted of funds used to acquire capital assets totaling $169,660, $995,403 and $528,138 for the years ended December 31, 2012, 2011 and 2010, respectively, the acquisition of Safend, net of cash acquired on September 22, 2011, amounting to $803,315 and the purchase of amortizable intangible assets totaling $1,100,000 during the year ended December 31, 2010. Wave expects to continue to acquire capital assets primarily to replace computer equipment to be used internally. These capital expenditures are expected to continue at approximately the same level as the 2012 expenditures. In May 2010 Wave acquired two U.S. patents pertaining to security subsystems for storage devices. The patents describe certain elements of core technology underlying SEDs. The purchase price was $1.1 million in cash. These patents (U.S. patents #7,036,020 and #7,426,747) were acquired by Wave from a company owned by Robert Thibadeau, Ph.D., a noted computer security expert who joined Wave in February 2010 as Senior Vice President and Chief Scientist. The patents were issued in 2006 and 2008 and are valid until 2021. As a result of decreased capital expenditures and the acquisition of Safend, net cash used in investing activities decreased by $1,629,058 for the year ended December 31, 2012 versus the year ended December 31, 2011. As a result of higher capital expenditures and the acquisition of Safend, net cash used in investing activities increased by $170,580 for the year ended December 31, 2011 versus the year ended December 31, 2010.

Cash flows from financing activities

        Because Wave did not have sufficient cash on hand, nor did it generate sufficient revenues to fund the amount of cash used in operations and acquisition of capital assets for the three years ended December 31, 2012, we needed to finance much of our operations through the sale of newly issued equity securities as described below.

Proceeds from issuance of newly issued equity securities

Sales of common stock

        During the year ended December 31, 2012, Wave received proceeds of $9,053,593 after deducting offering costs of approximately $290,000, in connection with the issuance of 7,893,066 shares of Class A Common Stock in its at the market offerings through MLV. The shares were sold at prices ranging from $0.65 - $2.28 per share.

        On October 23, 2012, Wave entered into subscription agreements with certain purchasers to which Wave agreed to sell and issue 3,324,750 shares of Class A Common Stock at $1.0025 per share for gross proceeds of $3,333,062. This financing was completed under a shelf registration filed with the SEC on June 21, 2011. Dawson James Securities, Inc. (the "placement agent") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay the placement agent a fee equal to 6% of the gross proceeds of this offering. We realized approximately $3,073,000 in net proceeds after deducting the placement agent fees of $199,984 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 1,662,375 shares of Wave Class A Common Stock for $0.94 per share. These warrants expire in October 2017.

        On August 8, 2012, Wave entered into subscription agreements with certain purchasers to which Wave agreed to sell and issue 2,587,824 shares of Class A Common Stock, par value $.01 per share, at $0.6425 per share for gross proceeds of $1,662,677. This financing was completed under a shelf registration filed with the SEC on June 21, 2011. Security Research Associates ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering. We realized approximately $1,533,000 in net proceeds after deducting the placement agent fees of $99,761 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 1,293,912 shares of Wave Class A Common Stock for $0.58 per share. These warrants expire on August 8, 2015. We also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire up to 155,269 shares of Wave Class A Common Stock for $0.58 per share. This warrant expires on August 8, 2015. During 2012, Wave received gross proceeds of $29,000 in connection with the issuance of 50,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On September 22, 2011, Wave paid consideration with an aggregate value of U.S. $12,477,528, subject to post-closing adjustments for working capital, cash, indebtedness and transaction expenses (the "total consideration") to Safend in exchange for all of the issued and outstanding share capital of Safend. The total consideration consisted of $1,100,000 in cash and 5,267,374 shares of Wave's Class A Common Stock with a value equal to $11,377,528 (based on the September 22, 2011 closing price).

Exercise of warrants to purchase Class A Common Stock

        During 2012, Wave received gross proceeds of $320,500 in connection with the issuance of 580,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2012 and 2009 financings. The warrants were exercised at prices ranging from $0.55 - $0.58 per share.

        During 2012, 40,442 shares of Class A Common Stock were issued to SRA upon the cashless exercises of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 financings. The warrants were exercised at an exercise price of $0.55 per share.

        During 2011, Wave received gross proceeds of $1,260,288 in connection with the issuance of 1,971,153 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2009 and 2008 financings. 37,083 shares of Class A Common Stock were issued to an investor upon the cashless exercise of warrants granted to this investor as part of Wave's June 30, 2008 financing. The warrants were exercised at exercise prices ranging from $0.28 - $1.155 per share.

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

Exercise of employee stock options

        During 2012, Wave received gross proceeds of $79,503 in connection with the issuance of 91,199 shares of Class A Common Stock upon the exercise of employee stock options. The employee stock options were exercised at exercise prices ranging from $0.52 - $1.95 per share.

        On December 1, 2012, Wave issued 358,285 shares of Class A Common Stock to Wave employees for $0.536 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $191,862 from the issuance of these shares.

        On June 1, 2012, Wave issued 557,922 shares of Class A Common Stock to Wave employees for $0.85 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $474,233 from the issuance of these shares.

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

Liquidity requirements and future sources of capital

        Wave estimates that its total cash expenditures to fund operations for the year ending December 31, 2013 will be approximately $44,500,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

        Sources of capital will include the following:

  •
  cash on hand of $2,112,769 as of December 31, 2012;

  •
  collection of receivables; and

  •
  additional financings.

        Given Wave's capital requirements for the year ending December 31, 2013 as indicated above, our cash balance as of December 31, 2012, and the uncertainty as to whether we will generate sufficient revenue, Wave will be required to raise additional capital to continue to fund its operations. We expect to obtain additional funding as needed from further sales of newly issued shares of Class A Common Stock, including the sale of Class A Common Stock under the remaining availability of our $30,000,000 shelf registration statement that we filed on June 21, 2011 and was declared effective by the Commission on July 22, 2011. As of March 18, 2013, approximately $11,244,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings. We can provide no assurances as to whether, if necessary, we will be successful in raising the needed capital to continue as a going concern.

        On March 13, 2013, Wave entered into agreements with certain institutional investors for a private placement of 1,204,820 shares of its Class A common stock at a price of $0.83 per share, yielding gross proceeds of $1,000,000. Wave realized approximately $910,000 in net proceeds after deducting the placement agent fees of $60,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. Wave also issued warrants to the subscribers to purchase 602,410 shares of Class A Common Stock at an exercise price of $0.83 per share. These warrants expire in March 2018.

        During January 2012, we entered into an At the Market Sales Agreement with MLV & Co. LLC ("MLV") under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV. During the year ended December 31, 2012, Wave sold 7,893,066 shares of its Class A common stock through MLV at an average price of $1.18 per share, for net proceeds of approximately $9.1 million after deducting offering costs of approximately $290,000.

Revenue outlook

        Wave receives revenue from licensing its EMBASSY Trust Suite software and Safend's data loss protection products through distribution arrangements with its OEM partners. In addition, Wave received revenues from software development and other services. As noted above, total cash received from all revenue sources in 2012 was approximately $30,000,000 versus approximately $37,200,000 in 2011.

        During July 2012, Wave entered into a worldwide distribution agreement with Lenovo, the world's second-largest PC company, under which Lenovo will offer Wave's security solutions on a resale basis and through its channel partners. Wave anticipates receiving orders in 2013 as a result of this agreement.

        During July 2012, Wave announced that it has signed a Basic Ordering Agreement (BOA) with the NATO Communications and Information Agency (NCI Agency). The BOA provides the framework for all 28 member countries (which includes the United States European Command (EUCOM)) to access Wave's complete portfolio of trusted computing security solutions. Under the agreement, Wave is entitled to compete on bids pertaining to the company's areas of expertise. A BOA is the primary part in a two-stage contracting procedure, whereby the contract is negotiated and placed with a supplier for specific types of products. It serves as a written instrument of understanding, negotiated between the NCI Agency and Wave that includes terms and clauses applicable to future task order awards, a description of supplies or services to be provided and methodology for pricing, issuing and delivering future task orders. No orders have yet been placed under the BOA.

        During December 2012, we received a $1.7 million maintenance renewal from BASF for our ERAS software to manage laptop computers with self-encrypting drives. The renewal is for a three year term ending on December 31, 2015. As a result, we expect to record $1.7 million as revenue ratably beginning in 2013 through the end of 2015.

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

        During November 2011, we announced an agreement to provide Samsung Electronics with engineering services, consulting, validation and a customized version of our local management software for Samsung's Trusted Platform Module (TPM) security chips designed for OEM distribution. There has been no revenue associated with this agreement for the year ended December 31, 2012. We anticipate Samsung revenue in 2013.

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

        Our OEM distribution agreements have given rise to separate software upgrade contracts with the end users of the products distributed by the OEMs. The contracts, referred to by us as license upgrade agreements, include a software license and a maintenance agreement. The contracts are separately negotiated with end users and are not associated with our OEM distribution agreements. Sales from the license upgrade agreements began in the latter part of the third quarter of fiscal year 2007. The sales consist of licensed use of Wave's EMBASSY Trust Suite of products, primarily Wave's EMBASSY Security Center paired with our ERAS server product, and our Safend Data Protection Suite of products. In late December 2010 Wave received a series of significant license and maintenance orders for its ERAS software from a U.S.-based automotive company. The orders were received by Wave through its PC OEM partners and totaled approximately $5.2 million. The orders increased the total value of the automaker's software orders to $10.9 million, $1.9 million of which was recorded as revenue in 2010, $6.7 million of which was recorded as revenue in 2011, and $774,000 of which was recorded as revenue in 2012, and approximately $896,000 of which is expected to be recognized as revenue in 2013 through 2014.

        At December 31, 2012, as a result of establishing VSOE for the fair value of each undelivered element for our software and maintenance services for our small customer class effective January 1,

2011, our deferred revenue consists primarily of the unamortized balance of maintenance for sales to our large customer class during the year ended December 31, 2012 and arrangements where VSOE does not exist—small customer orders received prior to January 1, 2011. For arrangements where VSOE for the fair value of each undelivered element does not exist, our license and maintenance sales are recorded as deferred revenue and then recognized over the maintenance period which is typically a 365-day period. The current portion of deferred revenue decreased $670,170 (to $5,949,087 from $6,619,257) at December 31, 2012 versus December 31, 2011 primarily as the result of the partial recognition in 2012 of revenue on a $1.7 million order from one of the world's leading international oil and gas companies that was fulfilled in November 2011. Wave recognized approximately $13,780,000, $14,544,000 and $4,284,000 of license upgrade revenue during 2012, 2011 and 2010, respectively.

Known trends and uncertainties affecting future cash flows

        Because Wave does not have sufficient cash to fund operations for the year ending December 31, 2013, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2013. These activities have included the issuance of approximately 1.2 million shares of our common stock on March 13, 2013, raising net proceeds of approximately $910,000 after deducting issuance costs of approximately $90,000.

        We will be required to sell additional shares of common stock or preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending December 31, 2013. The availability and amount of any such financings are unknown at this time. Wave may also be required to reduce expenses, which may significantly impede its ability to meet its sales, marketing and development objectives. Based upon the available cash currently on hand, including the net proceeds from the financing described above, if we meet our current revenue and expenditure forecast for the year ending December 31, 2013 (both of which are uncertain), we estimate that we will need at least $6,000,000 in additional cash in order to continue as a going concern for the next twelve months ending December 31, 2013. The foregoing is based on meeting our current revenue forecast for both Dell and non-Dell revenues for the year ending December 31, 2013. Wave's software license agreement with Dell was amended during January 2012, retroactive to November 1, 2011. As a result of this amendment the per-unit royalties that Wave receives for each Dell PC model shipped with Wave's EMBASSY Trust Suite software were decreased by approximately 25%. The amended agreement increases the per unit royalty rate by approximately 33% for each trusted drive unit shipped after October 31, 2011. Additionally, the amended agreement provides for an additional per unit royalty equal to 285% of the base royalty for notebooks shipping with both a universal serial hub module and at least one internal authentication hardware solution such as a fingerprint reader or smart card. Finally, the amendment extends the term of the software license agreement through January 18, 2017.

        From time to time Dell updates its hardware platforms with new security solutions packages. Our bundled software has been included on Dell platforms since 2006 (including on the Dell Data Protection Access solution (DDPA) that is currently shipping). On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms expected to begin shipping later this year. As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on new and future Dell platforms and that it plans to continue to include our bundled software with Dell hardware platforms that are currently shipping. However, Dell has not communicated to us any decisions regarding the next platform and we have no assurance that our software will be included in Dell's new or future platforms. Wave plans to continue to work with Dell to offer software solutions to enhance and improve Dell's hardware platforms. If we are not successful in continuing to sell our technologies with Dell's new and future platforms, this could have a material adverse impact on our revenues in years after 2013.

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

        Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products. Therefore, if Wave is not able to begin to generate significant revenues by December 31, 2013 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond December 31, 2013. The challenges presented by the current economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

        On January 10, 2013, the Company received notification from the Listing Qualifications Department of The NASDAQ Stock Market granting an additional 180-day period, or until July 8, 2013, to regain compliance with NASDAQ's minimum $1.00 bid price per share requirement. Under NASDAQ listing rules, the Company was granted this extension because it met the continued listing requirement for market value of publicly held shares and all other applicable NASDAQ listing requirements, except the bid price requirement, and the Company provided written notice to NASDAQ of its intention to cure the bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. The Company will regain compliance with the minimum bid price requirement if at any time prior to July 8, 2013, the bid price for the Company's common stock closes at $1.00 per share or above for a minimum of 10 consecutive business days.

Commitments

        Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor ("OCS") for the financing of a portion of its research and development expenditures in Israel. Safend's repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. Wave determined the fair value of this liability to be $4,043,000 at September 22, 2011. At December 31, 2012 and 2011, the liability amounted to $4,696,129 and $4,307,553, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and accretion of the discount.

        Wave has a capitalized lease obligation for computer equipment due July 2013 of $44,658 and $116,733 as of December 31, 2012 and 2011, respectively. The interest rate is 7.7% per annum. This lease obligation is collateralized by the related assets with a net book value of $-0- as of December 31, 2012 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress' TVTonic consumer media services as of December 1, 2008.

        Wave has no significant long-term contractual obligations other than with respect to the capitalized lease and royalty liability obligations described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$44,658	$—	$—	$—	$44,658
Operating lease commitments	964,496	1,353,057	392,468	2,260	2,712,281

Total commitments	$1,009,154	$1,353,057	$392,468	$2,260	$2,756,939

Net operating loss carryforwards

        As of December 31, 2012, Wave had available net operating loss carryforwards for Federal income tax purposes of approximately $286.9 million, inclusive of approximately $7.7 million of Safend, Inc., a U.S.-based subsidiary of Safend, which expire beginning in 2013 through 2032. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period. We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and, potentially, in periods following. As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.

Going Concern Opinion

        Wave's consolidated financial statements as of December 31, 2012 have been prepared under the assumption that we will continue as a going concern. Wave's independent registered public accounting firm has issued a report dated March 18, 2013, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern (See Note 2 to Wave's consolidated financial statements).

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

        In September 2011, the FASB issued new guidance intended to simplify goodwill impairment testing. Under this guidance, an entity is allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This new guidance includes a number of factors to consider in conducting the qualitative assessment. This guidance will be effective for reporting periods beginning after December 15, 2011. The adoption of this guidance has not had a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, and because of the material weakness in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective.

        Because of this material weakness in preparing our financial statements at December 31, 2012, we performed additional procedures to ensure that our financial statements were fairly presented in all material respects in accordance with U.S. generally accepted accounting principles.

(b)   Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—An Integrated Framework.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with this assessment, we identified the following material weakness in internal control over financial reporting as of December 31, 2012 and therefore concluded that, as of December 31, 2012, our internal control over financial reporting was not effective.

Inadequate resources to effectively execute controls over accounting for significant, complex accounting matters

        We did not maintain sufficient professional accounting resources to effectively execute our internal controls and procedures over significant, complex accounting matters. As a result of this material weakness, our preliminary consolidated financial statements included a material misstatement in revenue. This misstatement was corrected prior to the issuance of the Company's consolidated financial statements for the year ended December 31, 2012.

        KPMG LLP, an independent registered public accounting firm that audited the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K, has issued an audit report on its assessment of the Company's internal control over financial reporting. That report appears immediately following this report.

(c)   Changes in internal controls

        As previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011, we reported a material weakness in our internal control over financial reporting pertaining to accounting for significant transactions including acquisitions and multi-element revenue arrangements (as defined in 12b-2 under the Exchange Act):

        As a result of that material weakness in our internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

        Although we continued our remediation efforts during the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

(d)   Remediation Efforts

        During the year ended December 31, 2012, we began to implement the following measures, similar to those originally described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 30, 2012, to improve our internal controls over the financial reporting process.

  •
  ensure that we utilize sufficient accounting personnel and/or consulting resources with appropriate expertise in the evaluation of significant, complex, accounting matters and to evaluate and determine the manner in which the matters affect our financial statements,

  •
  organize and design our internal review and evaluation process to include more formal management and audit committee oversight of the methods and review procedures utilized and the conclusions reached, including for purposes of evaluating and ensuring the sufficiency of accounting resources, and

  •
  appropriately document and evidence the financial review conducted, the internal reporting and evaluation measures undertaken and the material conclusions reached by our finance department.

        In addition, we hired a financial reporting manager during the quarter ended September 30, 2012 to assist with the financial reporting process and engaged a leading consulting firm with expertise in software revenue recognition to provide consulting services on an as needed basis.

e)     Remediation Plans

        Management, in coordination with the input, oversight and support of our Audit Committee, has identified the above-mentioned measures to strengthen our internal control over financial reporting and to address the material weakness described above. We expect these remedial actions to be effectively implemented during the year ended December 31, 2013.

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in "Item 1A. Risk Factors—In preparing our financial statements for fiscal 2012, we identified a material weakness in our internal control over financial reporting, and our failure to remedy these or other material weaknesses could result in material misstatements in our financial statements" in Part I of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wave Systems, Corp.:

        We have audited Wave Systems Corp.'s and subsidiaries (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management's assessment related to inadequate resources to effectively execute internal controls over accounting for significant, complex accounting matters.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2012. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated March 18, 2013, which expressed an unqualified opinion on those consolidated financial statements and includes an emphasis of matter paragraph referring to substantial doubt about the Company's ability to continue as a going concern.

        In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts
March 18, 2013

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

        Information concerning Wave's directors, executive officers, promoters and control persons will appear in Wave's Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption "Election of Directors." Such information is incorporated herein by reference.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in Wave's Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

        Information concerning Wave's Audit Committee will appear in Wave's Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption "Corporate Governance—Audit Committee." Such information is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information regarding executive compensation will appear in Wave's Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the captions "Executive Compensation", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in Wave's Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information regarding certain relationships and related transactions and director independence will appear in Wave's Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the captions "Certain Relationships and Related Transactions" and "Director Independence." Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding Wave's principal accountant's fees will appear in Wave's Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2013, under the caption "Ratification of Independent Registered Public Accounting Firm." Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements:

(a) (2)    Financial Statement Schedules:

        All schedules have been omitted since they are either not required or not applicable.

(a) (3)    Exhibits:

Exhibit No.			Description of Exhibit
3.1	*	—	Restated Certificate of Incorporation of Wave, as amended (incorporated by reference to Exhibit 3.1 of Wave's Quarterly Report on Form 10-Q, filed on August 9, 2006, File No. 0-24752)

3.2	*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)

4.1	*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)

4.2	*	—	Form of Representative's Warrant Agreement, including the form of Representative's Warrant (incorporated by reference to Exhibit 4.2 of Wave's Registration Statement on Form S-1, File No. 33-75286).

4.3	*	—	Certificate of Designation of Series B Preferred Stock of Wave as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on June 6, 1996, File No. 0-24752)

4.4	*	—	Certificate of Designation of Series C Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on January 8, 1997, File No. 0-24752)

4.5	*	—	Certificate of Designation of Series D Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on June 3, 1997, File No. 0-24752)

Exhibit No.			Description of Exhibit
4.6	*	—	Certificate of Designation of Series F Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 9, 1997 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on October 15, 1997, File No. 0-24752)

4.7	*	—	Certificate of Designation of Series G Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on March 19, 1998, File No. 0-24752)

4.8	*	—	Certificate of Designation of Series H Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on April 30, 2003 (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed on May 5, 2003, File No. 0-24752)

4.9	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)

4.10	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)

4.11	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

4.12	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

4.13	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)

4.14	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)

4.15	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

4.16	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

4.17	*	—	Certificate of Designations of Series I Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on September 12, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on September 15, 2008, File No. 0-24752)

4.18	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed September 15, 2008, File # 0-24752)

4.19	*	—	Certificate of Designations of Series J Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 30, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on October 31, 2008, File No. 0-24752)

Exhibit No.			Description of Exhibit
4.21	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)

4.22	*	—	Certificate of Designations of Series K Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on December 29, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on December 29, 2008, File No. 0-24752)

4.23	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)

4.24	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)

4.25	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

4.26	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

4.27	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).

4.28	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).

4.29	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).

4.30	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).

4.31	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed August 10, 2012, File # 0-24752).

4.32	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed August 10, 2012, File # 0-24752).

4.33	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed October 22, 2012, File # 0-24752).

†10.1	*	—	Wave Systems Corp. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Wave's Form S-8 Registration Statement, filed on May 24,2005)

10.2	*	—	Form of Subscription Agreement dated as of October 30, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on October 31, 2006, File # 0-24752)

10.3	*	—	Form of Subscription Agreement dated as of August 4, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2006, File # 0-24752)

Exhibit No.			Description of Exhibit
10.4	*	—	Form of Subscription Agreement dated as of May 3, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on May 8, 2006, File # 0-24752)

10.5	*	—	Reserved

10.6	*	—	Securities Purchase Agreement dated as of December 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on December 7, 2005, File # 0-24752)

10.7	*	—	Securities Purchase Agreement dated as of August 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2005, File # 0-24752)

10.8	*	—	Securities Purchase Agreement dated as of March 15, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on March 17, 2005, File # 0-24752)

†10.9	*	—	Wave's Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 1 of Wave's Proxy Statement (DEF 14A) filed on April 30, 2009)

†10.10	*	—	Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Wave's Notice of Annual Meeting of Stockholders on Schedule 14A filed on April 18, 2007, as amended by Schedule 14A filed on May 7, 2007)

†10.11	*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

†10.12	*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).

†10.13	*	—	Employment Contract, dated November 10, 1998, between Steven Sprague and Wave (incorporated by reference to Exhibit 10.19 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).

10.14	*	—	Asset Purchase Agreement dated August 13, 2000, by and among Wave and Indigo Networks, LLC (incorporated by reference to Exhibit 99.1 of Wave's Current Report on Form 8-K, filed on September 15, 2000, File #0-24752)

10.15	*	—	Office Building Lease dated October 20, 2002 between Stevens Creek Investors, LLC and Wave (incorporated by reference to Exhibit 10.13 of Wave's Annual Report on Form 10-K, filed on March 31, 2003, File #0-24752)

10.16	*	—	Form of Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.15 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

10.17	*	—	First Amendment to Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.16 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

10.18	*	—	Termination Agreement and Mutual Release between Wave Systems Corp. and SSP Solutions, Inc. date September 30, 2002 (Incorporated herein by referenced to Exhibit 10.1 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)

Exhibit No.			Description of Exhibit
10.19	*	—	Subordinated Convertible Promissory Note between Wave Systems Corp. and SSP Solutions, Inc. dated September 30, 2002 (Incorporated herein by referenced to Exhibit 10.2 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)

10.20	*	—	Share Purchase Agreement between Redwave plc, GlobalWave Group plc and Wave Systems Corp. dated June 19, 2002 (Incorporated herein by referenced to Exhibit 10.3 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)

10.21	*	—	GlobalWave Group plc Notice of Extraordinary General Meeting dated June 20, 2002 (Incorporated herein by referenced to Exhibit 10.4 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)

10.22	*	—	Joint Venture Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.20 of Wave's Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)

10.23	*	—	Stockholder Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.21 of Wave's Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)

10.24	*	—	Securities Purchase Agreement dated as of July 30, 2004 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.25	*	—	Additional Investment Right to Purchase 3,529,412 Shares of Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.26	*	—	Series A Common Stock Purchase Warrant to Purchase 3,529,412 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.3 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.27	*	—	Series B Common Stock Purchase Warrant to Purchase 882,353 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.4 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)

10.28	*	—	Placement Agency Agreement between Corpfin Inc. and Wave (incorporated by reference to Exhibit 10.5 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)

10.29	*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on May 5, 2006, File #0-24752)

10.30	*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2006, File #0-24752)

10.31	*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on October 31, 2006, File #0-24752)

10.32	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 99.1 of Wave's Current Report on Form 8-K, filed May 25, 2007, File # 0-24752)

10.33	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)

Exhibit No.			Description of Exhibit
10.34	*	—	Placement Agency Agreement, dated as of February 29, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)

10.35	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

10.36	*	—	Placement Agency Agreement, dated as of May 23, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

10.37	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)

10.38	*	—	Placement Agency Agreement, dated as of June 30, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)

10.39	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

10.40	*	—	Placement Agency Agreement, dated as of August 11, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

10.41	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed September 15, 2008, File # 0-24752)

10.42	*	—	Placement Agency Agreement, dated as of September 11, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed September 15, 2008, File # 0-24752)

10.43	*	—	Restructuring Agreement dated September 23, 2008 by and among Wave, Wavexpress and Sarnoff Corporation (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed September 24, 2008, File # 0-24752)

10.44	*	—	Amended and Restated Stockholder Agreement, dated September 23, 2008 between Wave and Sarnoff Corporation (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed September 24, 2008, File # 0-24752)

10.45	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed September 30, 2008, File # 0-24752)

10.46	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)

10.47	*	—	Placement Agency Agreement, dated as of October 29, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)

10.48	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)

10.49	*	—	Placement Agency Agreement, dated as of December 24, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)

Exhibit No.			Description of Exhibit
10.50	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

10.51	*	—	Placement Agency Agreement, dated as of March 13, 2009, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

10.52	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).

10.53	*	—	Placement Agency Agreement, dated as of April 8, 2009, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).

10.54	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).

10.55	*	—	Placement Agency Agreement, dated as of July 16, 2009, by and between Wave and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).

10.56	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).

10.57	*	—	Placement Agency Agreement, dated as of July 21, 2009, by and between Wave and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).

10.58	*	—	At Market Issuance Sales Agreement dated January 30, 2012 between Wave Systems Corp. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 of Wave's Current Report on Form 8-K, filed January 30, 2012, File #0-24752)

10.59	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed August 9, 2012, File # 0-24752)

10.60	*	—	Placement Agency Agreement, dated as of August 7, 2012, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed August 9, 2012, File # 0-24752).

10.61	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed October 22, 2012, File # 0-24752)

21.1	*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

23.1		—	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1		—	Section 302 Certification by Steven K. Sprague, President and Chief Executive Officer

31.2		—	Section 302 Certification by Gerard T. Feeney, Chief Financial Officer

32.1		—	Section 906 Certification

99.1	*	—	Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the "First Purchase Agreement"), by and among Wave and the purchasers of the Series H Convertible Preferred Stock (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).

Exhibit No.			Description of Exhibit
99.2	*	—	Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the "Second Purchase Agreement"), by and between Wave and an individual purchaser (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).

99.5	*	—	Form of Warrant issued by Wave pursuant to the Second Purchase Agreement to the individual purchaser, dated as of April 30, 2003 (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).

99.6	*	—	Form of Warrant issued by Wave to the placement agent and sub-placement agents, dated as of April 30, 2003 (Incorporated by reference to Wave's Form S-3 filed on May 14, 2003 (Registration No. 333-99469)).

99.7	*	—	Letter Amendment to First Purchase Agreement and Second Purchase Agreement effected on August 11, 2003 (Incorporated by reference to Wave's Form 8-K filed on August 12, 2003).

99.8	*	—	Form of Letter Agreement to the Series H Convertible Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).

99.9	*	—	Form of Waiver to the Series H Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).

99.10	*	—	Securities Purchase Agreement, dated as of November 18, 2003, by and among Wave and purchasers of the Class A common stock. (Incorporated by reference to Wave's registration statement filed on Form S-3/A filed on February 12, 2004. (Registration No. 333-112017.))

99.11	*	—	Form of Warrant issued by Wave to each of the purchasers of the Class A Common Stock and the placement agents, dated as of November 18, 2003 with the schedule of holders attached thereto. (Incorporated by reference to Wave's Form 8-K/A filed on February 13, 2004).

99.12	*	—	Registration Rights Agreement by and among Wave and the purchasers of the Class A Common Stock, dated as of November 18, 2003. (Incorporated by reference to Wave's Form 8-K/A filed on February 13, 2004).

99.13	*	—	Demand Note, dated March 26, 2001 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.1 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

99.14	*	—	Demand Note, dated February 27, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.2 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

99.15	*	—	Demand Note, dated July 25, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.3 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

99.16	*	—	Demand Note, dated September 5, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.4 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

Exhibit No.			Description of Exhibit
99.17	*	—	Allonge to Demand Promissory Note, dated March 26, 2002 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.6 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

99.18	*	—	Allonge to Demand Promissory Note, dated February 27, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.7 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

99.19	*	—	Allonge to Demand Promissory Note, dated July 25, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.8 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

99.20	*	—	Share Purchase Agreement, dated September 22, 2011, by and among Wave Systems Corp., Safend, Ltd., each of the shareholders of Safend named therein and Paul Weinberg & Co., as representative of the shareholders (incorporated by reference to Wave's Form 8-K filed on September 22, 2011)

99.21	*	—	SMB Master Program Agreement, by and between The Receivables Exchange LLC and the other parties thereto, dated as of January 1, 2012 (incorporated by reference to Exhibit 99.1 of Wave's Quarterly Report on Form 10-Q, filed on August 9, 2012, File #0-24752)

101.1		—	XBRL Instance Document

101.2		—	XBRL Taxonomy Extension Schema Document

101.3		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.4		—	XBRL Taxonomy Extension Definition Linkbase Document

101.5		—	XBRL Taxonomy Extension Label Linkbase Document

101.6		—	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: March 18, 2013

WAVE SYSTEMS CORP.
By:	/s/ STEVEN K SPRAGUE
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN K. SPRAGUE Steven K. Sprague	President, Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2013
/s/ JOHN E. BAGALAY, JR. John E. Bagalay, Jr.	Chairman	March 18, 2013
/s/ GEORGE GILDER George Gilder	Director	March 18, 2013
/s/ JOHN E. MCCONNAUGHY, JR. John E. McConnaughy, Jr.	Director	March 18, 2013
/s/ NOLAN BUSHNELL Nolan Bushnell	Director	March 18, 2013
/s/ ROBERT FRANKENBURG Robert Frankenburg	Director	March 18, 2013
/s/ GERARD T. FEENEY Gerard T. Feeney	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)	March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wave Systems Corp.:

        We have audited the accompanying consolidated balance sheets of Wave Systems Corp. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston Massachusetts
March 18, 2013

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,112,769	$3,385,035
Accounts receivable, net of allowance for doubtful accounts of $-0- at December 31, 2012 and 2011, respectively	5,034,422	7,198,645
Pledged receivables	1,801,683	—
Prepaid expenses	421,769	823,761

Total current assets	9,370,643	11,407,441
Property and equipment, net	871,568	1,236,844
Amortizable intangible assets, net	4,028,333	10,925,306
Goodwill	4,038,000	6,216,059
Other assets	324,614	336,607

Total Assets	18,633,158	30,122,257

Liabilities and Stockholders' Equity
Current liabilities:
Secured borrowings	1,537,710	—
Accounts payable and accrued expenses	7,570,723	6,701,026
Current portion of capital lease payable	44,658	72,074
Deferred revenue	5,949,087	6,619,257

Total current liabilities	15,102,178	13,392,357
Long-term portion of capital lease payable	—	44,659
Other long-term liabilities	97,996	66,283
Royalty liability	4,486,129	4,043,163
Long-term deferred revenue	1,812,312	1,035,220

Total liabilities	21,498,615	18,581,682

Stockholders' Equity (Deficit):
Common Stock, $.01 par value. Authorized 150,000,000 shares as Class A; 105,007,873 shares issued and outstanding in 2012 and 89,574,385 in 2011	1,050,079	895,744
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 35,556 shares issued and outstanding in 2012 and 2011	355	355
Capital in excess of par value	393,000,325	373,598,144
Accumulated deficit	(396,916,216)	(362,953,668)

Total Stockholders' Equity (Deficit)	(2,865,457)	11,540,575

Total Liabilities and Stockholders' Equity (Deficit)	$18,633,158	$30,122,257

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Net revenues:
Licensing and maintenance	$27,480,732	$35,100,518	$24,736,029
Services	1,363,781	1,038,497	1,314,763

Total net revenues	28,844,513	36,139,015	26,050,792

Operating expenses:
Licensing and maintenance—cost of net revenues	6,333,221	1,848,482	1,177,114
Services—cost of net revenues	144,111	189,167	599,704
Adjustments to purchase accounting	—	1,033,206	—
Selling, general and administrative	33,021,237	27,871,223	18,019,707
Research and development	19,055,894	16,087,129	10,288,460
Impairment of goodwill and intangible assets	4,054,732	—	—

Total operating expenses	62,609,195	47,029,207	30,084,985

Operating loss	(33,764,682)	(10,890,192)	(4,034,193)

Other income (expense):
Net currency transaction gain	12,156	175,004	—
Net interest expense	(197,989)	(4,589)	(15,842)

Total other income (expense)	(185,833)	170,415	(15,842)

Loss before income tax expense	(33,950,515)	(10,719,777)	(4,050,035)
Income tax expense	12,033	74,959	72,782

Net loss	(33,962,548)	(10,794,736)	(4,122,817)

Loss per common share—basic and diluted	$(0.35)	$(0.13)	$(0.05)

Weighted average number of common shares outstanding during the year	96,204,505	84,344,729	79,924,475

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

	Class A Common Stock		Class B Common Stock
					Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance as of December 31, 2009	75,211,054	$752,110	38,232	$382	$345,423,668	$(348,036,115)	$(1,859,955)
Net loss	—	—	—	—	—	(4,122,817)	(4,122,817)
Warrants exercised at $0.28—$1.155 per share	4,405,641	44,056	—	—	3,935,235	—	3,979,291
Employee stock options exercised at $0.50— $3.00 per share	888,445	8,885	—	—	1,275,744	—	1,284,629
Cashless exercise of warrants at $0.28—$0.65 per share	432,002	4,320	—	—	(4,320)	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.088 per share	240,190	2,402	—	—	258,925	—	261,327
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $2.244 per share	151,729	1,517	—	—	338,963	—	340,480
Exchange of Class B Common Stock for Class A Common Stock	2,676	27	(2,676)	(27)	—	—	—
Stock based compensation	—	—	—	—	2,813,816	—	2,813,816

Balance as of December 31, 2010	81,331,737	$813,317	35,556	$355	$354,042,031	$(352,158,932)	$2,696,771
Net loss	—	—	—	—	—	(10,794,736)	(10,794,736)
Warrants exercised at $0.28—$1.155 per share	1,971,153	19,712	—	—	1,240,576	—	1,260,288
Employee stock options exercised at $0.50—$3.54 per share	498,618	4,986	—	—	801,133	—	806,119
Cashless exercise of warrants at $0.40—$0.55 per share	120,387	1,204	—	—	(1,204)	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $2.329 per share	187,535	1,875	—	—	434,896	—	436,771
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.912 per share	197,581	1,976	—	—	375,897	—	377,873
Shares of Class A Common Stock Issued for acquisition of Safend, Ltd. at $2.16	5,267, 374	52,674	—	—	11,324,854	—	11,377,528
Stock based compensation	—	—	—	—	5,379,961	—	5,379,961

Balance as of December 31, 2011	89,574,385	$895,744	35,556	$355	$373,598,144	$(362,953,668)	$11,540,575
Net loss	—		—	—		(33,962,548)	(33,962,548)
Issuance of Class A Common Stock at prices ranging from $0.65 to $2.28 per share, less issuance costs of $289,617	7,893,066	78,931	—	—	8,974,662	—	9,053,593
Issuance of Class A Common Stock at $0.6425 per share, less issuance costs of $129,761	2,587,824	25,878	—	—	1,507,038	—	1,532,916
Issuance of Class A Common Stock at $1.0025 per share, less issuance costs of $259,984	3,324,750	33,248	—	—	3,039,830	—	3,073,078
Warrants exercised at $0.55 -$0.58 per share	580,000	5,800	—	—	314,700	—	320,500
Employee stock options exercised at $0.52—$1.95 per share	91,199	912	—	—	78,591	—	79,503
Cashless exercise of warrants at $0.55 per share	40,442	404	—	—	(404)	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $0.85	557,922	5,579	—	—	468,654	—	474,233
Shares of Class A Common Stock Issued pursuant To the Wave Employee Stock Purchase Plan at $0.536	358,285	3,583	—	—	188,279	—	191,862
Stock based compensation	—	—	—	—	4,830,831	—	4,830,831

Balance at December 31, 2012	105,007,873	$1,050,079	35,556	$355	$393,000,325	$(396,916,216)	$(2,865,457)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(33,962,548)	$(10,794,736)	$(4,122,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,132,136	1,005,068	404,795
Compensation associated with issuance of stock options	4,830,831	5,379,961	2,813,816
Impairment of goodwill and purchased intangible assets	7,477,832	—	—
Accretion of royalty liability	67,500	—	—
Changes in assets and liabilities, net of effects from business acquisition:
(Increase) decrease in accounts receivable	1,900,250	5,514,845	(7,744,529)
(Increase) decrease in prepaid expenses and other current assets	401,992	152,601	(111,866)
(Increase) decrease in other assets	11,993	(209,941)	18,842
Increase (decrease) in accounts payable and accrued expenses	924,087	810,406	(42,079)
Increase (decrease) in deferred revenue	106,922	(3,331,530)	6,303,168
Increase in royalty liability	321,076	264,553	—
Increase (decrease) in other long-term liabilities	31,713	(16,830)	—

Net cash used in operating activities	(15,756,216)	(1,225,603)	(2,480,670)

Cash flows from investing activities:
Acquisition of property and equipment	(169,660)	(995,403)	(528,138)
Acquisition of Safend, Ltd., net of cash acquired	—	(803,315)	—
Acquisition of intangible assets	—	—	(1,100,000)

Net cash used in investing activities	(169,660)	(1,798,718)	(1,628,138)

Cash flows from financing activities:
Payments on capital lease obligation	(72,075)	(66,771)	(61,857)
Net proceeds from issuance of common stock	13,659,587	—	—
Proceeds from employee stock purchase plans	666,095	814,644	601,807
Proceeds from employee stock option exercises	79,503	806,119	1,284,629
Proceeds from exercise of warrants	320,500	1,260,288	3,979,291

Net cash provided by financing activities	14,653,610	2,814,280	5,803,870

Net increase (decrease) in cash and cash equivalents	(1,272,266)	(210,041)	1,695,062
Cash and cash equivalents at beginning of year	3,385,035	3,595,076	1,900,014

Cash and cash equivalents at end of year	$2,112,769	$3,385,035	$3,595,076

Supplemental cash flow information:
Non-cash financing activities:
Cashless exercise of warrants	$404	$1,204	$—

Cash paid during the year for:
Interest	$119,763	$11,758	$16,672

Income taxes	$78,235	$81,378	$68,205

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

(2) Liquidity

        The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2012, has an accumulated deficit of $396,916,216. Wave may incur an operating loss for the calendar year of 2013. As of December 31, 2012, Wave had negative working capital of $5,731,535.

        Wave has begun market introduction of its security and other software products and has signed initial distribution contracts for these applications. However, due to the early stage nature of this market, Wave will not generate sufficient revenue to cover all of its cash flow needs to fund its operating requirements for the year ending December 31, 2013.

        Because Wave will not have sufficient cash to fund operations for the year ending December 31, 2013; and given the uncertainties described above with respect to Wave's revenue outlook for 2013, Wave has been and will continue to be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2013. These activities included the filing of a $30,000,000 S-3 shelf registration with the SEC on June 21, 2011, which was declared effective on July 22, 2011. As of March 18, 2013 approximately $11,244,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be used for future financings, although there can be no assurances that future financings will be attainable.

        During January 2012, we entered into an At the Market Sales Agreement with MLV & Co. LLC ("MLV") under which we are able to sell shares of our common stock for aggregate gross proceeds of $20,000,000 from time to time through MLV. During the year ended December 31, 2012 and as of March 18, 2013, Wave sold 7,893,066 shares of its Class A common stock through MLV at an average price of $1.18 per share, for net proceeds of approximately $9.1 million after deducting offering costs of approximately $290,000. Our ability to sell shares under this agreement is subject to certain conditions, including the listing qualifications of NASDAQ.

        On August 8, 2012, Wave sold 2,587,824 shares of Class A Common Stock at $0.6425 per share for gross proceeds of $1,662,677 under the June 21, 2011 shelf registration statement. Wave realized approximately $1,533,000 in net proceeds after deducting the placement agent fees of $99,761 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, Wave also agreed to issue warrants to the subscribers to purchase up to 1,293,912 shares of Wave Class A Common Stock for $0.58 per share. These warrants

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Liquidity (Continued)

expire on August 8, 2015. Wave also agreed to issue a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire up to 155,269 shares of Wave Class A Common Stock for $0.58 per share. This warrant expires on August 8, 2015.

        On October 23, 2012, Wave sold 3,324,750 shares of Class A Common Stock at $1.0025 per share for gross proceeds of $3,333,062 under the June 21, 2011 shelf registration statement. We realized approximately $3,073,000 in net proceeds after deducting the placement agent fees of $199,984 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. In connection with the financing, we also agreed to issue warrants to the subscribers to purchase up to 1,662,375 shares of Wave Class A Common Stock for $0.94 per share. These warrants expire on October 23, 2017.

        Wave will be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve months ending December 31, 2013. If Wave is not successful in executing its business plan, it will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to its current cash position, capital needs over the next year and beyond, and the uncertainty as to whether it will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave's ability to continue as a going concern.

(3) Significant Accounting Policies

(a)   Basis of Consolidation

        The consolidated financial statements include the financial statements of Wave, Wave Systems Holdings, Inc., a wholly owned subsidiary, Safend, Ltd. (and its wholly owned subsidiary, Safend, Inc., collectively referred to as "Safend"), a wholly owned subsidiary (see note 6) and Wavexpress, Inc. a majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(e)   Accounts Receivable and Allowance For Doubtful Accounts

        Included in accounts receivable at December 31, 2012 and 2011 are unbilled amounts totaling $118,088 and $299,298, respectively.

        The determination of the allowance for doubtful accounts is based on management's estimate of uncollectible accounts receivable. Management records specific reserves for receivable balances that are considered high risk due to known facts regarding the customer. Allowance for doubtful accounts amounted to $-0- at December 31, 2012 and 2011.

(f)    Accounting for Transfers of Financial Assets

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

(g)   Concentrations of Credit Risks

        Sales to Wave's largest customer in 2012, 2011 and 2010, Dell, Inc., were approximately 55%, 62% and 80% of revenue, respectively. Accounts receivable at December 31, 2012, 2011 and 2010 included receivables from Dell, Inc. and its affiliates of $324,000, $4,189,388 and $7,240,452, respectively. At December 31, 2012, $1,299,283 of Dell receivables are classified as pledged receivables on the consolidated balance sheet.

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

(i)    Income Taxes

        Wave accounts for income taxes under the asset and liability method. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2012 and 2011, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. Wave classifies any interest and penalties related to uncertain tax positions as components of the income tax provision.

(j)    Share-based Payments

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

(l)    Loss Per Share

        Basic net loss per common share has been calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and includes dilutive potential common shares outstanding. Dilutive potential common shares consist primarily of employee stock options and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share had their effect not been anti-dilutive for each of the years ended December 31, 2012, 2011 and 2010 were approximately 2,461,000 shares, 6,703,000 shares and 8,512,000 shares, respectively. Employee stock options and other stock warrants to purchase a weighted average of approximately 14,675,000, 9,016,000 and 7,846,000 shares were outstanding for the years ended December 31, 2012, 2011 and 2010 respectively, but are not included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave's common shares and, therefore, their effect would have been anti-dilutive.

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

Licenses

        Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners, software development and other services. Wave's distribution arrangements have given rise to separate software license upgrade agreements with the end users of the products distributed by the OEMs. Wave applies software revenue recognition guidance to all transactions except those where no software is involved. Revenue is recognized when persuasive

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Persuasive evidence is generally a binding purchase order or license agreement. Delivery occurs when product is shopped, for its OEM distribution arrangements, or delivered via a license key, for our license upgrade agreements.

        Wave enters into perpetual software license agreements, referred to by them as license upgrade agreements, through direct sales to customers and indirect sales through its OEM partners, distributors and resellers with the end users of the products distributed by the OEMs. Wave has defined its two classes of end user customers as large and small based on those with orders in excess of 5,000 licenses and those with less than 5,000 licenses, respectively. These license upgrade agreements, or arrangements, generally include a maintenance component. For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence ("VSOE") of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as license revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately. Through December 31, 2010, the Company lacked significant maintenance renewal history to determine VSOE for the maintenance component of the arrangement and as a result, recognized the total arrangement fee over the term of the maintenance performance period.

        During the quarter ended March 31, 2011, Wave had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for its small class of customers. Through December 31, 2012, Wave continues to lack sufficient independent maintenance renewals to establish VSOE for its large customer class. As a result, beginning in the quarter ended March 31, 2011, for the small customer class, Wave has allocated the arrangement consideration amount the elements included in our multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

        When VSOE of fair value for the undelivered elements does not exist, as is still the case for Wave's large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing revenue. At December 31, 2012, Wave's deferred revenue consists of the unamortized balance of maintenance for sales to its small class of customers during 2012 and arrangements where VSOE does not exist—all large customer orders and small customer orders received prior to January 1, 2011.

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

        As of December 31, 2012, Safend has achieved VSOE of fair value of maintenance for its Encryptor, Protector and Inspector products. As a result Safend has allocated the arrangement consideration among the elements included in its multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. When VSOE of fair value for the undelivered elements does not exist, as is still the case for Safend's Discover, Reporter and Auditor products, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.

        Licensing and maintenance—cost of net revenues includes customer support personnel costs, foreign tax withholdings, amortization expense of the developed technology intangible asset and share-based compensation expense.

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

(o)   Recent Accounting Pronouncements

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

        In September 2011, the FASB issued new guidance intended to simplify goodwill impairment testing. Under this guidance, an entity is allowed to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This new guidance includes a number of factors to consider in conducting the qualitative assessment. This

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Significant Accounting Policies (Continued)

guidance will be effective for reporting periods beginning after December 15, 2011. The adoption of this guidance has not had a material impact on our consolidated financial position, results of operations or cash flows.

(p)   Goodwill

        Wave tests goodwill for impairment annually on September 30 and during interim periods whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Wave uses a fair value approach in testing goodwill for impairment in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

(q)   Reclassifications

        Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications include the reclassification of amortization on the developed technology intangible asset from selling, general and administrative expense to licensing and maintenance—cost of net revenues. These reclassifications have not changed the results of operations of prior periods.

(4) Secured Borrowings and Pledged Receivables

        Pursuant to an agreement entered into on April 23, 2012 with The Receivables Exchange ("TRE"), an unrelated third party, we have transferred certain accounts receivable to buyers which are accounted for as secured borrowings. The transferred receivables are classified as pledged receivables and our obligation to repurchase the transferred receivables is presented as secured borrowings on the consolidated balance sheet. The carrying value of each secured borrowing approximates 85% of each associated pledged receivable and takes into consideration a 15% holdback provision per the TRE agreement. The customers' payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The interest rate on the secured borrowings was 1.20% for every thirty days outstanding.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Secured Borrowings and Pledged Receivables (Continued)

        At December 31, 2012 and 2011, receivables totaling $1,801,683 and $-0-, respectively, were transferred to buyers, remain uncollected and are subject to repurchase. The secured borrowings totaled $1,537,710 and $-0- as of December 31, 2012 and 2011, respectively. We recognized $123,065 and $-0- of interest expense associated with the secured borrowings for year ended December 31, 2012 and 2011, respectively. Proceeds from the transfer of receivables are included in cash provided by operating activities in the consolidated statements of cash flows. Proceeds from the transfer of pledged receivables were $10,531,356 for the year ended December 31, 2012. TRE collected $8,993,646 of pledged receivables in the year ended December 31, 2012, which thereby reduced our repurchase obligation and were accounted for as reductions of pledged receivables and secured borrowings on the consolidated balance sheet. No pledged receivables were repurchased by the Company during the year ended December 31, 2012.

(5) Related Party Transactions

        Wave has an employment agreement with its President and Chief Executive Officer, Steven Sprague, which, among other conditions, entitles him to an annual bonus. The annual bonus is comprised of two portions: fixed and incentive. The fixed portion of the bonus is guaranteed and calculated to be equal to 50% of each year's annual salary. The incentive bonus payable for a given fiscal year for Mr. Sprague is typically determined by the Compensation Committee of the Board of Directors within 60 days after the close of that fiscal year. During March 2012, it was determined that due to a payroll processing error, Mr. Sprague was overpaid by $70,000 for the year ended December 31, 2011. Promptly after the error was identified, Mr. Sprague repaid the Company.

        In March 2003, Mr. Peter Sprague, who is the former Chairman of Wave, was appointed Chairman and Chief Executive Officer of Wavexpress. On January 1, 2010, Mr. Sprague became an employee of Wave. Mr. Sprague was paid a salary of $134,200, $134,160, and $129,000 for the years ended December 31, 2012, 2011, and 20120, respectively. Mr. Sprague earned bonuses of $30,000, $125,000 and $125,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Mr. Peter Sprague is the father of Wave's President and Chief Executive Officer, Steven Sprague.

        On August 1, 1997, Michael Sprague became an employee of Wave and was paid a salary of $189,300, $189,280 and $182,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Mr. Sprague earned bonuses of $45,000, $55,000 and $35,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Michael Sprague is the brother of Steven Sprague and the son of Wave's former Chairman, Peter Sprague.

(6) Property and Equipment

        Property and equipment as of December 31 consisted of the following:

	2012	2011
Computer equipment	$4,274,386	$4,197,051
Furniture, fixtures and improvements	822,290	879,626
Computer software	2,684,479	2,604,806

	7,781,155	7,681,483
Less: Accumulated depreciation and amortization	(6,909,587)	(6,444,639)

Total	$871,568	$1,236,844

        Depreciation and amortization expense on property and equipment amounted to approximately $535,000 $399,000 and $258,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Acquisition of Safend, Ltd.

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

(7) Acquisition of Safend, Ltd. (Continued)

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

        The Company has corrected the initial allocation of the purchase price to properly state the acquired receivables and deferred revenue. The errors amounted to $1,033,206 in the aggregate, the details of which have been reflected in the table above. Pursuant to the terms of the Share Purchase Agreement to acquire Safend (SPA) as part of the closing, 600,723 Wave shares with a value at September 22, 2011 of approximately $1,300,000 were placed into escrow with two thirds of the amount to be released 12 months subsequent to the closing date and one third to be released after an additional 6 months. Pursuant to the terms of the SPA, the Company was provided 60 days subsequent to the closing date of September 22, 2011 to present a final working capital statement and any negative adjustment to the purchase price based on final working capital being below an agreed upon target. The selling shareholders would have 45 days to review and dispute any such adjustment. The SPA called for adjudication by an independent accounting firm of any proposed adjustments to the working capital statement if not agreed upon by the Company and the selling shareholders. Once determined, any adjustment to the purchase price based upon working capital being below the agreed upon target would have resulted in a return of that value to the Company from the shares held in escrow. Because

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Acquisition of Safend, Ltd. (Continued)

management did not identify the errors during the 60 day period, the Company did not propose to adjust the final working capital statement or the purchase price. The errors were subsequently identified during the preparation of the Company's consolidated financial statements for the year ended December 31, 2011. The Company has made claims against the escrow under the indemnification provisions in the purchase agreement in respect of the accounting errors and the Safend litigation, as described in note 14, and those claims remain unresolved. As a result of the foregoing, the financial impact of these errors was recorded in the Company's consolidated statement of operations during the three months ended December 31, 2011.

  Adjustment for Royalty Obligation

        Safend has received grants from the government of Israel through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor ("OCS"), for the financing of a portion of its research and development expenditures in Israel. Safend is required to pay back the grants to the Israeli government based on royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. The Israeli government charges interest at LIBOR for any outstanding grant amounts due to be repaid. As part of the preliminary purchase price allocation recorded in the third quarter ended September 30, 2011, the Company did not record the fair value of the obligation to the Israeli government associated with these grants. The total value of the grants owed as of September 22, 2011 was approximately $5.4 million and the Company determined the fair value of this liability was $4,043,000. In connection with this adjustment, the Company also revised the amounts which had previously been recorded for acquired intangible assets in the amount of $1,770,000 and goodwill in the amount of $2,273,000. These amounts have been reflected in the table above. The Company concluded that while the adjustment to the OCS liability and corresponding adjustments to intangible assets and goodwill affected the purchase price allocation and the balance sheet at September 30, 2011, they were not the result of new information obtained during the measurement period. At December 31, 2012 and 2011 this liability amounted to $4,696,129 and $4,307,553, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and accretion of the discount. The discount is accreted using the effective interest method.

  Unaudited Pro Forma Financial Information

        The consolidated results of operations include the results of Safend since the acquisition date of September 22, 2011. Had the Company completed the acquisition at the beginning of 2010, in its consolidated results of operations, the net revenue, net loss and loss per share would have been as follows:

	Twelve Months Ended
	December 31, 2011	December 31, 2010
Net revenue	$40,378,944	$31,487,978
Operating loss	$(13,242,454)	$(8,961,047)
Net loss	$(13,095,178)	$(9,059,096)
Basic and diluted EPS—Net loss	$(0.15)	$(0.11)

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Goodwill and Intangible Assets

  Goodwill

        The following schedule presents the changes in the carrying amount of goodwill associated with the Safend unit during the year ended December 31, 2012:

Balance as of December 31, 2011	$6,216,059
Impairment loss	(2,178,059)

Balance as of December 31, 2012	$4,038,000

        Wave tests goodwill for impairment annually on September 30 and during interim periods whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Wave uses a fair value approach in testing goodwill for impairment in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. The Company completed its annual goodwill impairment test as of September 30, 2012 which resulted in no impairment of goodwill.

        During the fourth quarter of fiscal 2012 the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, significantly lower than expected revenue during the fourth quarter of 2012, identification of increased competition for transactions involving Safend products, inability of the combined sales force to close large transactions and downward revisions to management's short-term and long-term forecast for Safend. The revised forecast reflected changes related to revenue growth rates, current market trends, expected deal synergies and other expectations impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that the fair value of the Safend reporting unit was less than its carrying amount.

        The Company estimates the fair value of its reporting units using the income approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The inputs used for the income approach are significant unobservable inputs, or Level 3 inputs, as described in ASC Topic 820, Fair Value Measurement.

        When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Goodwill and Intangible Assets (Continued)

group to its undiscounted cash flows. Based on the results of the recoverability test, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded an impairment charge of $5.3 million on intangible assets, which resulted in a remaining carrying value of approximately $3.5 million as of December 31, 2012. The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

        After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above, the Company completed the two step goodwill impairment test for the Safend reporting unit. The step two goodwill impairment test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2.2 million, which resulted in a $4.0 million remaining carrying value of Safend goodwill as of December 31, 2012. The goodwill impairment charge and the impairment charges for the customer relationship and in-process technology intangible assets totalling approximately $4.1 million were included in the impairment of goodwill and intangible assets line item in the consolidated statements of operations. The developed technology impairment charge of approximately $3.4 million is included in the licensing and maintenance-cost of net revenues line item in the consolidated statements of operations.

  Intangible Assets

        The following schedule presents the details of intangible assets as of December 31, 2012 and 2011:

December 31, 2012
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,167,900)	$(3,423,100)	$1,835,000	5.8
In-Process Technology	90,000	—	(90,000)	—	—
Customer Relationships	3,972,000	(505,327)	(1,786,673)	1,680,000	8.8
Trade Name	90,000	(90,000)		—	—
Acquired Patents	1,100,000	(586,667)		513,333	2.4

	$11,678,000	$(2,349,894)	$(5,299,773)	$4,028,333

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Goodwill and Intangible Assets (Continued)

December 31, 2011
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(253,400)	$—	$6,172,600	6.8
In-Process Technology	90,000	—	—	90,000	—
Customer Relationships	3,972,000	(108,127)	—	3,863,873	9.8
Trade Name	90,000	(24,500)	—	65,500.8
Acquired Patents	1,100,000	(366,667)	—	733,333	3.4

	$11,678,000	$(752,694)	$—	$10,925,306

        The acquired patents were purchased for $1,100,000 on May 7, 2010 from a company owned by Robert Thibadeau, Ph. D., a noted computer security expert who joined Wave in February 2010 as Senior Vice President and Chief Scientist. The patents were issued in 2006 and 2008 and are valid until 2021. Both patents concern the methods and systems for promoting security in a computer employing attached storage devices. The patents are being amortized on a straight-line basis over 5 years based upon their estimated useful life.

        Amortization expense associated with intangible assets was approximately $1,597,000, $606,000 and $147,000 for the years ended December 31, 2012, 2011 and 2010 respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
2013	$731
2014	731
2015	584
2016	511
2017	511
Thereafter	960

Total	$4,028

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses as of December 31 consisted of the following:

	2012	2011
Accounts payable	$1,973,106	$1,679,129
Accrued payroll and related costs	4,100,859	3,716,509
Accrued consulting and professional fees	25,000	151,445
Royalty liability	210,000	264,390
State & local taxes payable	29,734	126,282
Funded software development	600,000	—
Other accrued expenses	632,024	763,271

Total accounts payable and accrued expenses	$7,570,723	$6,701,026

(10) Preferred Stock

        Wave has authorized the issuance of 2,000 shares of convertible preferred stock having a par value of $.01 per share. At December 31, 2012, 2011 and 2010, -0- shares of convertible preferred stock are issued and outstanding.

(11) Common Stock

        During the year ended December 31, 2012, Wave received proceeds of $9,053,593 after deducting offering costs of approximately $290,000, in connection with the issuance of 7,893,066 shares of Class A Common Stock in its at the market offerings through MLV & Co. LLC ("MLV"). The shares were sold at prices ranging from $0.65 - $2.28 per share.

        On October 23, 2012, Wave sold 3,324,750 shares of Class A Common Stock at $1.0025 per share for gross proceeds of $3,333,062. This financing was completed under a shelf registration filed with the SEC on June 21, 2011. Wave realized approximately $3,073,000 in net proceeds after deducting the placement agent fees of $199,984 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. Wave also issued warrants to the subscribers to purchase 1,662,375 shares of Class A common stock at an exercise price of $0.94 per share. These warrants expire in October 2017.

        On August 8, 2012, Wave sold 2,587,824 shares of Class A Common Stock at $0.6425 per share for gross proceeds of $1,662,677. This financing was completed under a shelf registration filed with the SEC on June 21, 2011. Wave realized approximately $1,533,000 in net proceeds after deducting the placement agent fees of $99,761 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, Wave also agreed to issue warrants to the subscribers to purchase up to 1,293,912 shares of Wave Class A Common Stock for $0.58 per share. These warrants expire on August 8, 2015. Wave also issued a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 155,269 shares of Wave Class A Common Stock for $0.58 per share. This warrant expires on August 8, 2015.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Common Stock (Continued)

        During 2012, Wave received gross proceeds of $320,500 in connection with the issuance of 580,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2012 and 2009 financings. The warrants were exercised at prices ranging from $0.55 - $0.58 per share. Additionally, 40,442 shares of Class A Common Stock were issued to SRA upon the partial cashless exercise of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 financings (See Note 13).

        During 2012, Wave received gross proceeds of $79,503 in connection with the issuance of 91,199 shares of Class A Common Stock upon the exercise of employee stock options. The employee stock options were exercised at exercise prices ranging from $0.52 - $1.95 per share.

        On September 22, 2011, Wave paid consideration with an aggregate value of U.S. $12,477,528, subject to post-closing adjustments for working capital, cash, indebtedness and transaction expenses (the "total consideration") to Safend in exchange for all of the issued and outstanding share capital of Safend. The total consideration consisted of $1,100,000 in cash and 5,267,374 shares of Wave's Class A Common Stock with a deemed value equal to $11,377,528 (based on the September 22, 2011 closing price).

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

        On December 1, 2012, Wave issued 358,285 shares of Class A Common Stock to Wave employees for $0.536 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $191,862 from the issuance of these shares.

        On June 1, 2012, Wave issued 557,922 shares of Class A Common Stock to Wave employees for $0.85 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $474,233 from the issuance of these shares.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Common Stock (Continued)

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

(12) Share-based Compensation

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

        Stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was $4,830,831, $5,379,961 and $2,813,816, respectively. The classification of the cost of share based compensation, in the statement of operations, is consistent with the nature of the services being rendered in exchange for the share based payment.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Share-based Compensation (Continued)

        The following table summarizes the effect of share based compensation in Wave's statement of operations for the years ended December 31:

	2012	2011	2010
Cost of Sales	$47,371	$54,454	$75,876
Selling, General & Administrative	3,400,978	3,845,116	1,930,529
Research & Development	1,382,482	1,480,391	807,411

Total	$4,830,831	$5,379,961	$2,813,816

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

        The following values for the indicated variables were used to value options granted during the years ended December 31:

	2012		2011
	Stock Option Plans	Stock Purchase Plan	Stock Option Plans	Stock Purchase Plan
Expected Term	4.9 Years	6 Months	4.8 Years	6 Months
Risk-free Rate—range	0.57% - 1.20%	0.12% - 0.14%	0.88% - 2.30%	0.05% - 0.11%
Risk-free Rate—wt. avg.	0.85%	0.13%	1.82%	0.08%
Expected Volatility—range	91.8% - 96.0%	62.6% - 95.6%	90.7% - 95.4%	68.4% - 88.8%
Expected Volatility—wt. avg.	92.5%	75.5%	91.01%	78.87%
Dividend Yield	0%	0%	0%	0%

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

        The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. For Wave's stock option plans, it is based upon an analysis of the historical behavior of option holders during the period from January 1, 2008 to December 31, 2012. Management believes historical data is representative of future exercise behavior. For Wave's Employee Stock Purchase Plan, the expected term of six months, is the length of each purchase period, pursuant to the plan.

        As stock-based compensation expense recognized in the consolidated statement of operations is based on awards ultimately expected to vest, stock-based compensation expense reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Share-based Compensation (Continued)

periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

        A summary of option activity for all Wave option plans through December 31, 2012 follows:

	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of year	11,745,573	$2.55	10,042,332	$2.47	9,077,477	$4.13
Granted	2,928,325	2.05	2,856,145	3.98	2,457,050	2.18
Forfeited	(495,499)	2.72	(167,959)	3.19	(199,449)	1.48
Expired	(692,787)	3.80	(486,327)	10.20	(404,301)	38.15
Exercised	(91,199)	0.87	(498,618)	1.62	(888,445)	1.45

Balance at end of year	13,394,413	2.38	11,745,573	2.55	10,042,332	2.47

Exercisable at end of year	8,518,041	$2.17	6,669,771	$2.28	5,521,762	$3.23

Additional shares available for grant at end of year	4,586,733		5,538,016		2,739,875

        The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $1.43, $2.57 and $1.39, respectively.

        The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2012 were 6.3 and 5.1 years, respectively.

        As of December 31, 2012, unrecognized stock-based compensation related to stock options was approximately $2,836,000. At December 31, 2012, the weighted average period this cost is expected to be expensed is 1.4 years. The total fair value of shares that vested during the years ended December 31, 2012, 2011 and 2010 was approximately $3,996,000, $2,054,000 and $1,861,000, respectively.

        As of December 31, 2012, the intrinsic value of outstanding, vested and currently exercisable share options was approximately $1,186,000.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Share-based Compensation (Continued)

        The following table summarizes information about stock options outstanding under the Wave stock options plans as of December 31, 2012:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $1.75	2,749,135	6.2	$0.86	2,509,424	$0.85
$1.76 - $2.00	3,487,732	5.5	1.92	2,910,264	1.91
$2.01 - $3.00	4,155,463	7.2	2.33	1,433,722	2.53
$3.01 - $4.50	761,307	4.9	3.35	603,162	3.32
$4.51 - $5.00	1,892,444	7.6	4.60	713,137	4.62
$5.01 - $10.00	348,332	1.0	5.37	348,332	5.37

	13,394,413	6.3	$2.38	8,518,041	$2.17

1999 Wavexpress Stock Incentive Plan

        In April 2000, the board of directors of Wavexpress authorized the establishment of a stock option plan. The total number of shares of Wavexpress' Class A Common Stock subject to the Plan was 2,500,000. Options terminated upon the earlier of the date of expiration of the option or upon termination of the employment relationship between Wavexpress and the optionee for any reason other than death, disability or retirement.

        Employees were entitled to exercise their options on dates determined by Wavexpress' Compensation Committee of the Board of Directors. Vesting provisions for options granted generally ranged from immediate vesting to pro rata vesting over a three-year period.

        Stock option activity during 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at Beginning of year	428,066	$1.20	534,733	$1.20	556,263	$1.23
Granted	—	—	—	—	—	—
Expired	(428,066)	—	(106,667)	1.20	(21,530)	2.65

Balance at end of year	—	—	428,066	1.20	534,733	1.20

Exercisable at end of year	—	—	428,066	$1.20	534,733	$1.20

Additional shares available for grant at end of year	—		2,044,157		1,937,490

        No options were granted under the Wavexpress stock option plan during the years ended December 31, 2012, 2011 and 2010.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Share-based Compensation (Continued)

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

        Approximately 43%, 50% and 50% of eligible employees participated in the Purchase Plan for the years ended December 31, 2012, 2011 and 2010, respectively. For the year ended December 31, 2012 employees purchased 916,207 shares of Wave Class A Common Stock at an average share price of $0.73 per share, for an aggregate of $666,095 in proceeds to Wave. For the year ended December 31, 2011 employees purchased 385,116 shares of Wave Class A Common Stock at an average share price of $2.12 per share, for an aggregate of $814,644 in proceeds to Wave. For the year ended December 31, 2010 employees purchased 391,919 shares of Wave Class A Common Stock at an average share price of $1.54 per share, for an aggregate of $601,807 in proceeds to Wave.

(13) Warrants

        On October 23, 2012, Wave issued warrants to investors to purchase 1,662,375 shares of Class A Common Stock pursuant to which Wave sold and issued 3,324,750 shares of Class A Common Stock, par value $0.01 per share for net proceeds to $3,073,000 after deducting the placement agent fees of $199,984 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. The warrants are exercisable at an exercise price of $0.94 per share and expire on October 23, 2017. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $1,562,633, at the exercise price.

        On August 8, 2012, Wave issued warrants to investors to purchase 1,293,912 shares of Class A Common Stock pursuant to which Wave sold and issued 2,587,824 shares of Class A Common Stock for net proceeds of $1,533,000 after deducting the placement agent fees of $99,761 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. The warrants are exercisable at an exercise price of $0.58 per share and expire on August 8, 2015. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $750,469, at the exercise price. Wave also issued to a placement agent warrants to purchase up to 155,269 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.58 per share and expire on August 8, 2015. If exercised in full, the warrants granted to the placement agent may generate up to an additional $90,056, at the exercise price. During 2012, Wave received gross proceeds of $29,000 in connection with the issuance of 50,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On July 21, 2009, Wave issued warrants to investors to purchase 895,868 shares of Class A Common Stock pursuant to which Wave sold and issued 1,791,738 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,648,400. The warrants are exercisable at an exercise price of $1.155 per share and expire on January 21, 2015. If exercised in full, the investor

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Warrants (Continued)

warrants granted in connection with this financing may generate an additional $1,034,728, at the exercise price. During 2011 and 2010, Wave received gross proceeds of $226,605 and $494,265, respectively, in connection with the issuance of 196,195 and 427,935 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On July 16, 2009, Wave issued warrants to investors to purchase 1,724,024 shares of Class A Common Stock pursuant to which Wave sold and issued 3,448,042 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,172,199. The warrants are exercisable at an exercise price of $1.155 per share and expire on January 16, 2015. If exercised in full, the investor warrants granted in connection with this financing may generate an additional $1,991,248, at the exercise price. During 2011 and 2010, Wave received gross proceeds of $408,018 and $1,352,231, respectively, in connection with the issuance of 353,262 and 1,170,763 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On April 8, 2009, Wave issued warrants to investors to purchase 940,568 shares of Class A Common Stock pursuant to which Wave sold and issued 1,881,136 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,034,625. The warrants are exercisable at an exercise price of $0.55 per share and expire on April 8, 2012. If exercised in full, the investor warrants granted in connection with this financing may generate an additional $517,312, at the exercise price. Wave also issued to a placement agent warrants to purchase 112,868 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.55 per share and expired on April 8, 2012. If exercised in full, the warrants granted to the placement agent may generate an additional $62,077, at the exercise price. During 2012, 2011 and 2010, Wave received gross proceeds of $217,250, $58,813 and $234,375, respectively, in connection with the issuance of 395,000, 106,932 and 426,136 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 27,143, 30,070 and 34,560 shares of Class A Common Stock were issued to SRA during 2012, 2011 and 2010, respectively, upon the partial cashless exercise of the warrants that were granted to SRA as part of this financing.

        On March 13, 2009, Wave issued warrants to investors to purchase 392,500 shares of Class A Common Stock pursuant to which Wave sold and issued 785,000 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $431,750. The warrants are exercisable at an exercise price of $0.55 per share and expired on March 13, 2012. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $215,875, at the exercise price. Wave also issued to a placement agent warrants to purchase 47,100 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.55 per share and expired on March 13, 2012. If exercised in full, the warrants granted to the placement agent may generate an additional $25,905, at the exercise price. During 2012, 2011 and 2010, Wave received gross proceeds of $74,250, $2,750 and $90,750, respectively, in connection with the issuance of 135,000, 5,000 and 165,000 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 13,299, 21,702 and 3,144 shares, respectively, of Class A Common Stock were issued to SRA during 2012, 2011 and 2010 upon the partial cashless exercise of the warrants that were granted to SRA as part of this financing.

        On December 24, 2008, Wave issued warrants to investors to purchase 1,140,000 shares of Class A Common Stock pursuant to which Wave sold and issued 456 shares of 8% Series K Convertible

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Warrants (Continued)

Preferred Stock, par value $.01 per share for an aggregate purchase price of $1,276,800. The warrants were exercisable at an exercise price of $0.28 per share and expired on December 24, 2011. Wave also issued to a placement agent warrants to purchase 273,600 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.28 per share and expired on December 24, 2011. If exercised in full and in cash, the warrants granted to the placement agent would have generated an additional $76,608, at the exercise price. During 2011 and 2010, Wave received gross proceeds of $268,100, and $45,500, respectively, in connection with the issuance of 957,500 and 162,500 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. 10,000 warrants expired, unexercised on December 24, 2011. During 2010, 231,945 shares of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrant that was granted to SRA as part of this financing.

        On October 30, 2008, Wave issued warrants to investors to purchase 2,220,000 shares of Class A Common Stock pursuant to which Wave sold and issued 111 shares of Series J Convertible Preferred Stock, par value $.01 per share for an aggregate purchase price of $721,500. The warrants are exercisable at an exercise price of $0.40 per share and expire on October 30, 2013. If exercised in full, the investor warrants granted in connection with this financing may generate an additional $888,000, at the exercise price. Wave also issued to a placement agent warrants to purchase 66,600 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.40 per share and expired on October 30, 2011. If exercised in full and in cash, the warrants granted to the placement agent would have generated up additional $26,640, at the exercise price. During 2010, Wave received gross proceeds of $149,000, in connection with the issuance of 372,500 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 31,532 and 29,020 shares of Class A Common Stock were issued to SRA during 2011 and 2010, respectively, upon the complete and cashless exercise of the warrants that were granted to SRA as part of this financing.

        On September 11, 2008, Wave issued to SRA warrants to purchase 103,200 shares of Class A Common Stock, in connection with a securities purchase agreement, pursuant to which Wave sold and issued 172 shares of 8% Series I Preferred Stock, par value $.01 per share for an aggregate purchase price of $756,800. The warrants were exercisable at an exercise price of $0.50 per share and would have expired on September 11, 2011. During 2010, 79,877 shares of Class A Common Stock were issued to SRA upon the complete and cashless exercise of these warrants. There are no remaining warrants outstanding in connection with this financing.

        On August 11, 2008, Wave issued warrants to investors to purchase 342,083 shares of Class A Common Stock pursuant to which Wave sold and issued 1,368,333 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $821,000. The warrants were exercisable at an exercise price of $0.65 per share and expired on August 11, 2011. If exercised in full, the investor warrants granted in connection with this financing would have generated an additional $222,354, at the exercise price. Wave also issued to a placement agent warrants to purchase 82,100 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.65 per share and would have expired on February 11, 2010. If exercised in full and in cash, the warrants granted to the placement agent would have generated an additional $53,365, at the exercise price. During 2010, Wave received gross proceeds of $222,354, in connection with the issuance of 342,083 shares of Class A Common Stock upon the exercise of warrants that were granted

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Warrants (Continued)

to investors as part of this financing. Also, during 2010, 53,456 shares of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrants that were granted to SRA as part of this financing.

        On June 30, 2008, Wave issued warrants to investors to purchase 470,125 shares of Class A Common Stock pursuant to which Wave sold and issued 1,880,500 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,598,425. The warrants were exercisable at an exercise price of $0.90 per share and expired on June 30, 2011. If exercised in full and in cash, the investor warrants granted in connection with this financing would have generated an additional $423,113, at the exercise price. Wave also issued to a placement agent warrants to purchase 112,830 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.90 per share and would have expired on December 31, 2009. If exercised in full and in cash, the warrants granted to the placement agent would have generated an additional $101,547, at the exercise price. During 2011, and 2010, Wave received gross proceeds of $27,350 and $302,162, respectively, in connection with the issuance of 67,472 and 335,736 shares, respectively, of Class A Common Stock upon the complete and partial cashless exercise of warrants that were granted to investors as part of this financing.

        On May 23, 2008, Wave issued warrants to investors to purchase 537,812 shares of Class A Common Stock pursuant to which Wave sold and issued 2,151,250 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,721,000. The warrants were exercisable at an exercise price of $0.85 per share and expired on May 23, 2011. If exercised in full, the investor warrants granted in connection with this financing would have generated an additional $457,140, at the exercise price. Wave also issued to a placement agent warrants to purchase 129,075 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $0.85 per share and would have expired on November 23, 2009. If exercised in full and in cash, the warrants granted to the placement agent would have generated an additional $109,714, at the exercise price. During 2011 and 2010, Wave received gross proceeds of $273,594 and $183,547, respectively, in connection with the issuance of 321,874 and 215,938 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On February 29, 2008, Wave issued warrants to investors to purchase 952,050 shares of Class A Common Stock pursuant to which Wave sold and issued 3,173,500 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,490,850. The warrants are exercisable at an exercise price of $1.15 per share and expire on February 28, 2013. If exercised in full, the investor warrants granted in connection with this financing may generate an additional $1,094,858, at the exercise price. Wave also issued to SRA warrants to purchase 190,410 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $1.33 per share and expired unexercised on February 28, 2010. During 2010, Wave received gross proceeds of $905,108, in connection with the issuance of 787,050 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        In connection with an agreement that Wave entered into with an outside software development consultant, on August 7, 2007, Wave issued a warrant to purchase 5,000 shares of Class A Common Stock at a price of $1.99 per share. The fair market value of these warrants was approximately $7,300 and was recorded as consultant expense in 2007. This warrant became exercisable on August 7, 2008 and expired August 7, 2012.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Warrants (Continued)

        In connection with an agreement that Wave entered into with an outside sales representative, Wave issued warrants to purchase 14,788 shares of Class A Common Stock at prices ranging from $2.85 to $4.35 per share, pursuant to an individual compensation plan with the sales representative. The fair market value of these warrants was approximately $146,000 and was recorded as consultant expense in 2003. No additional warrants are required to be granted pursuant to the individual compensation plan for the sales representative. The warrants are currently exercisable and expire January 1, 2013 through April 30, 2013.

        A summary of warrants outstanding at December 31, 2012, follows:

	Warrants Outstanding
				Warrants Exercisable
		Weighted Average Remaining Contractual Life (in years)
Exercise Price	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.25 - $0.50	1,847,500	0.8	$0.40	1,847,500	$0.40
$0.51 - $1.00	3,061,556	3.7	$0.78	3,061,556	$0.78
$1.01 - $2.00	636,737	1.6	$1.15	636,737	$1.15
$2.01 - $4.35	14,788	0.2	$3.38	14,788	$3.38

	5,560,581	2.5	$0.70	5,560,581	$0.70

(14) Commitments and Contingencies

Royalty Liability

        Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor ("OCS") for the financing of a portion of its research and development expenditures in Israel. Safend's repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. Wave determined the fair value of this liability to be $4,043,000 at September 22, 2011. At December 31, 2012 and 2011, the book value of the liability amounted to $4,696,129 and $4,307,553, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and accretion of the discount. During the year ended December 31, 2012 approximately $70,000 of accretion is included in net interest expense on the consolidated statement of operations.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Commitments and Contingencies (Continued)

Operating Leases

        Summarized below is a listing of properties leased by Wave pursuant to non-cancelable operating leases. Wave's principal research and development activities are conducted at the Princeton and Cupertino facilities.

Location	Annual Lease Cost	Lease Expiration Date
Lee, MA	$151,404	Monthly
Tel Aviv, Israel	312,000	Jan. 2014
Princeton, NJ	104,628	Dec. 2014
Cupertino, CA	513,948	Jul. 2016
Tucson, AZ	8,400	Jun. 2014
London, UK	47,880	Monthly
Frankfurt, Germany	34,440	Monthly
Taipei, Taiwan	12,000	Monthly
Orvault, France	13,560	Mar. 2018

Total	$1,198,260

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 are as follows:

2013	$964,496
2014	732,464
2015	620,593
2016	378,905
Thereafter	15,823

Total minimum lease payments	$2,712,281

        Rent expense for the years ended December 31, 2012, 2011 and 2010 amounted to approximately $1,143,000, $1,177,000 and $765,000, respectively. Rent expense for the year ended December 31, 2011 included a $100,000 termination fee in connection with the cancellation of an operating lease for Wave's Cupertino facility. During November 2011, Wave completed a move to a new facility in Cupertino where it continues to conduct research and development activities.

Capital Leases

        Wave has a capitalized lease obligation for computer equipment due monthly through July 2013 of $44,658 and $116,733 as of December 31, 2012 and 2011, respectively. The interest rate is 7.7% per annum. This lease obligation is collateralized by the related assets with a net book value of $-0- as of December 31, 2012 reflecting an impairment charge due to the suspension of Wavexpress' TVTonic consumer media services (see note 12).

        Future minimum lease payments under this non-cancelable capital lease as of December 31, 2012 are as follows:

Total minimum lease payments	$45,808
Less: Amount representing interest	(1,150)

Balance at December 31, 2012	$44,658

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Commitments and Contingencies (Continued)

Contingent Liability

        Landmark Ventures, Inc. ("Landmark") has asserted that Safend Inc. ("Safend USA"), a subsidiary of Safend Ltd. (Wave's Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the "Consulting Agreement") which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York, Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000. Landmark has also named Safend Ltd. and Wave as defendants, alleging that both companies are legally responsible for Safend USA's alleged breaches. Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety. On September 4, 2012, the federal district court granted Safend Inc.'s motion to dismiss the Landmark lawsuit and ordered the dismissal of the amended complaint with prejudice. Landmark thereafter filed a timely notice of appeal to the United States Court of Appeals for the Second Circuit, which affirmed the judgment of the federal district court on March 12, 2013. To the extent Landmark seeks to appeal the Second Circuit's decision, Wave currently cannot make a reasonable estimate of the reasonably possible loss or range of loss, if any. However, an unfavorable outcome could materially and adversely affect Wave's business, financial condition or results of operations.

(15) Income Taxes

        Loss before income tax expense for the United States of America and the State of Israel for the years ended December 31, 2012, 2011 and 2010 consisted of:

	2012	2011	2010
Loss before income tax expense:
United States of America	$(23,482,045)	$(8,729,693)	$(4,050,035)
State of Israel	(10,468,470)	(1,990,084)	—

	$(33,950,515)	$(10,719,777)	$(4,050,035)

        Income tax expense attributable to income from continuing operations for the years ended December 31, 2012, 2011 and 2010 consisted of:

	2012	2011	2010
Current income tax expense:
Federal	$—	$—	$—
State	12,033	74,959	72,782
Foreign	—	—	—

	12,033	74,959	72,782

Deferred income tax expense:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—
Total income tax expense	$12,033	$74,959	$72,782

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        The following table summarizes the significant differences between the United States federal statutory tax rate and the Company's effective tax rate for financial statement reporting purposes:

	2012	2011	2010
Statutory tax rate	34%	34%	34%
Stock-based compensation on ISO's	(7)	(17)	(8)
State tax, net of federal benefit	—	(1)	(2)
Change in valuation allowance	(27)	(17)	(26)

Total	—%	(1)%	(2)%

        The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$101,486,000	$97,696,000
Accrued expenses	2,569,000	2,110,000
Intangibles	284,000	282,000
Reserves	858,000	854,000
Depreciation	140,000	105,000

Net deferred tax assets	105,337,000	101,047,000
Less valuation allowance	(104,458,000)	(98,402,000)

Deferred tax assets	879,000	2,645,000

Deferred tax liabilities:
Acquired intangible assets	(879,000)	(2,645,000)

Net deferred tax assets (liabilities)	$—	$—

        The valuation allowance increased by approximately $6.1 million during the year ended December 31, 2012 and increased approximately $80,000 during the year ended December 31, 2011.

        Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. At December 31, 2012 and 2011, Wave's historical operating results, its cumulative loss positions and uncertainty surrounding its forecasts, led management to conclude that a valuation allowance of $104,458,000 and $98,402,000, respectively, is needed to offset its deferred tax assets. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2012 will be allocated as follows: $103,718,000 to continuing operations and $740,000 to additional paid-in-capital for amounts attributable to exercises of employee stock options.

        Wave has federal and state net operating loss carryforwards of approximately $286,900,000, which expire beginning in 2012 through 2031 and include approximately $7,700,000 of net operating loss carryforwards of Safend, Inc., a wholly owned US-based subsidiary of Safend. Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave's net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50%

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

occurs within any three-year period. Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations. In addition, the Company maintains approximately $17,000,000 of operating loss carryforwards associated with Safend, Ltd.

        The following table summarizes the activity related to the Company's gross unrecognized tax benefits at December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at beginning of year	$—	$—	$5,165,535
Increases related to current tax positions	—	—	—
Decreases related to prior year tax positions	—	—	(5,165,535)

Balance at end of year	$—	$—	$—

        The unrecognized tax benefits, if recognized, would not have affected the Company's effective tax rate because the Company has recorded a full valuation allowance against its net deferred tax assets. The decreases related to prior year tax positions are attributable to an amendment to tax deductions previously taken on the Company's tax returns.

        The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files United States Federal and state income tax returns. In general, the statute of limitations with respect to the Company's United States Federal income taxes has expired for years prior to 2008, and the relevant state statutes vary. However, preceding years remain open to examination by United States Federal and state taxing authorities to the extent of future utilization of net operating losses and capital losses generated in each preceding year. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2013. As described above, utilization of the Company's loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code. Any limitation may result in expiration of a portion of the net operating and capital loss carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position.

(16) Defined Contribution Plan

        Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2012, 2011 or 2010.

(17) Disclosures about the Fair Value of Financial Instruments

        As of December 31, 2012 and 2011, Wave's financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments. Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Disclosures about the Fair Value of Financial Instruments (Continued)

(approximately $1,017,000 and $2,287,000 at December 31, 2012 and 2011, respectively) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

(18) Segment Reporting

        Wave's products include the Wave EMBASSY® digital security products and services ("EMBASSY®") and Safend's endpoint data loss protection products and services. These products and services constitute Wave's reportable segments as of December 31, 2012 and 2011. The 2010 segment information previously included financial information pertaining to Wavexpress and their broadband media distribution products and services. The operations of Wavexpress were suspended in late 2008. Since that time, Wavexpress' expenses have consisted primarily of a minor amount of share-based compensation expense and interest expense. For all periods presented, these expenses are included with the Wave EMBASSY® digital security products and services segment.

        Net losses for reportable segments exclude net interest income (expense) and other income. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave's Chief Financial Officer.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Segment Reporting (Continued)

        The following sets forth reportable segment data:

	For the years ended December 31,
	2012	2011	2010
Operating Revenues:
EMBASSY® digital security products and services	23,185,461	34,415,818	26,050,792
Safend endpoint data loss protection products and services	5,659,052	1,723,197	—

Total Operating Revenues	$28,844,513	$36,139,015	$26,050,792

Net Loss:
EMBASSY® digital security products and services	(23,351,556)	(8,734,824)	(4,034,193)
Safend endpoint data loss protection products and services	(10,413,126)	(2,155,368)	—

Total Segments Net Loss	(33,764,682)	(10,890,192)	(4,034,193)
Net other income	12,156	175,004	—
Net interest expense	(197,989)	(4,589)	(15,842)
Income tax expense	(12,033)	(74,959)	(72,782)

Net Loss	$(33,962,548)	$(10,794,736)	$(4,122,817)

Impairment of Goodwill and Intangible Assets:
EMBASSY® digital security products and services	—	—	—
Safend endpoint data loss protection products and services	4,054,732	—	—

Total Impairment of Goodwill and Intangible Assets	$4,054,732	$—	$—

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	705,319	592,227	404,795
Safend endpoint data loss protection products and services	1,426,817	412,841	—

Total Depreciation and Amortization Expense	$2,132,136	$1,005,068	$404,795

Capital Expenditures:
EMBASSY® digital security products and services	137,567	982,821	528,138
Safend endpoint data loss protection products and services	32,093	12,582	—

Total Capital Expenditures	$169,660	$995,403	$528,138

	December 31, 2012	As of December 31, 2011	December 31, 2010
Assets:
EMBASSY® digital security products and services	9,695,864	12,373,734	17,083,883
Safend endpoint data loss protection products and services	8,937,294	17,748,523	—

Total Assets	$18,633,158	$30,122,257	$17,083,883

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Segment Reporting (Continued)

        The following table details Wave's sales by geographic area for the years ended December 31, 2012, 2011 and 2010. Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2012
EMBASSY® digital security products and services	$18,857,487	$3,892,693	$435,281	$23,185,461
Safend endpoint data loss protection products and services	2,332,216	2,656,320	670,516	5,659,052

Total	$21,189,703	$6,549,013	$1,105,797	$28,844,513
% of Total	73%	23%	4%	100%
2011
EMBASSY® digital security products and services	$30,260,537	$3,813,236	$342,045	$34,415,818
Safend endpoint data loss protection products and services	743,404	872,494	107,299	1,723,197

Total	$31,003,941	$4,685,730	$449,344	$36,139,015
% of Total	86%	13%	1%	100%
2010
EMBASSY® digital security products and services	$25,167,998	$72,646	$810,148	$26,050,792
Safend endpoint data loss protection products and services	—	—	—	—

Total	$25,167,998	$72,646	$810,148	$26,050,792
% of Total	97%	0%	3%	100%

        Approximately 90% of all long-lived assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

        Customers, by segment, from which Wave derived revenue in excess of 10% for the years ended December 31st are as follows:

		2012	2011	2010
Customer	Segment	Revenue
Dell, Inc.	EMBASSY®	$15,829,535	$22,259,058	$20,714,154
% of Total Revenue		55%	62%	80%

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Selected Quarterly Financial Data (unaudited)

	Quarter-ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues	$7,130,639	$6,970,263	$7,761,474	$6,982,137
Cost of net revenues**	4,331,166	632,209	762,497	751,460
Loss from operations	(12,909,486)	(6,073,772)	(6,446,839)	(8,334,585)
Net loss	(13,019,811)	(6,108,492)	(6,521,155)	(8,313,090)
Net loss per common share—basic and diluted	$(0.13)	$(0.06)	$(0.07)	$(0.09)

	Quarter-ended
	December 31, 2011	September 30, 2011*	June 30, 2011	March 31, 2011
Revenues	$11,034,515	$9,534,138	$8,094,126	$7,476,236
Cost of net revenues**	779,581	503,080	382,060	372,928
Loss from operations	(4,731,724)	(1,843,386)	(2,058,696)	(2,256,386)
Net loss	(4,863,417)	(1,845,551)	(1,828,081)	(2,257,687)
Net loss per common share—basic and diluted	$(0.05)	$(0.02)	$(0.02)	$(0.03)

*
As discussed in footnote 7, the Company corrected an immaterial error to reflect the fair value of its liability to the OCS with offsetting amounts recorded to intangible assets and goodwill as part of preparing its year-end financial statements for December 31, 2011.

**
Beginning in the quarter ended December 31, 2012, the Company reclassified quarterly amortization of developed technology from selling, general and administrative expense to cost of net revenues. The fourth quarter of 2012 includes the $3,423,100 developed technology impairment loss. For conformity with the 2012 presentation, this resulted in a reclassification of $237,444 for the quarter ended December 31, 2011 and $15,956 for the quarter ending September 30, 2011.

(20) Subsequent Events

        On January 10, 2013, the Company received notification from the Listing Qualifications Department of The NASDAQ Stock Market granting an additional 180-day period, or until July 8, 2013, to regain compliance with NASDAQ's minimum $1.00 bid price per share requirement. Under NASDAQ listing rules, the Company was granted this extension because it met the continued listing requirement for market value of publicly held shares and all other applicable NASDAQ listing requirements, except the bid price requirement, and the Company provided written notice to NASDAQ of its intention to cure the bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. The Company will regain compliance with the minimum bid price requirement if at any time prior to July 8, 2013, the bid price for the Company's common stock closes at $1.00 per share or above for a minimum of 10 consecutive business days.

        On March 13, 2013, Wave entered into agreements with certain institutional investors for a private placement of 1,204,820 shares of its Class A common stock at a price of $0.83 per share, yielding gross proceeds of $1,000,000. Wave realized approximately $910,000 in net proceeds after deducting the placement agent fees of $60,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. Wave also issued warrants to the subscribers to purchase 602,410 shares of Class A Common Stock at an exercise price of $0.83 per share. These warrants expire in March 2018.

        On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms expected to begin shipping later this year.