Form 10-Q
period 2013-03-31
WAVE SYSTEMS CORP
filed 2013-05-10
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 6, 2013: 113,016,709 shares of Class A Common Stock and 35,556 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2013

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,823,136	$2,112,769
Accounts receivable, net of allowance for doubtful accounts of $-0- at March 31, 2013 and December 31, 2012	2,799,413	5,034,422
Pledged receivables	690,284	1,801,683
Prepaid expenses and other current assets	619,409	421,769
Total current assets	5,932,242	9,370,643
Property and equipment, net	832,365	871,568
Amortizable intangible assets, net	2,230,550	4,028,333
Goodwill	1,448,000	4,038,000
Other assets	327,918	324,614
Total Assets	10,771,075	18,633,158
Liabilities and Stockholders’ Deficit
Current liabilities:
Secured borrowings	599,180	1,537,710
Accounts payable and accrued expenses	8,621,887	7,570,723
Current portion of capital lease payable	25,762	44,658
Deferred revenue	6,482,497	5,949,087
Total current liabilities	15,729,326	15,102,178
Other long-term liabilities	98,227	97,996
Royalty liability	4,408,186	4,486,129
Long-term deferred revenue	1,961,857	1,812,312
Total liabilities	22,197,596	21,498,615
Stockholders’ Deficit:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 106,644,576 shares issued and outstanding in 2013 and 105,007,873 in 2012	1,066,446	1,050,079
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 35,556 shares issued and outstanding in 2013 and 2012	355	355
Capital in excess of par value	394,636,649	393,000,325
Accumulated deficit	(407,129,971)	(396,916,216)
Total Stockholders’ Deficit	(11,426,521)	(2,865,457)
Total Liabilities and Stockholders’ Deficit	$10,771,075	$18,633,158

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenues:
Licensing and maintenance	$4,993,726	$6,658,267
Services	800,000	323,870
Total net revenues	5,793,726	6,982,137
Operating expenses:
Licensing and maintenance - cost of net revenues	2,038,599	689,630
Services - cost of net revenues	107,361	61,830
Selling, general, and administrative	7,366,003	9,547,783
Research and development	3,848,982	5,017,479
Impairment of goodwill	2,590,000	—
Total operating expenses	15,950,945	15,316,722
Operating loss	(10,157,219)	(8,334,585)
Other income (expense):
Net currency transaction gain	1,631	23,600
Net interest expense	(58,167)	(2,105)
Total other income (expense)	(56,536)	21,495
Net loss	(10,213,755)	(8,313,090)
Loss per common share — basic and diluted	$(0.10)	$(0.09)
Weighted average number of common shares outstanding during the period	105,390,753	90,233,603

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance as of December 31, 2012	105,007,873	$1,050,079	35,556	$355	$393,000,325	$(396,916,216)	$(2,865,457)
Net loss	—	—	—	—	—	(10,213,755)	(10,213,755)
Issuance of Class A common stock at prices ranging from $0.70 - $0.73 per share, less issuance costs of $8,742	379,950	3,800	—	—	259,145	—	262,945
Private placement of Class A common stock at $0.83 per share, less issuance costs of $90,000	1,204,820	12,048	—	—	897,953	—	910,001
Employee stock options exercised at $0.81 per share	51,933	519	—	—	41,520	—	42,039
Stock based compensation	—	—	—	—	437,706	—	437,706
Balance as of March 31, 2013	106,644,576	$1,066,446	35,556	$355	$394,636,649	$(407,129,971)	$(11,426,521)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,213,755)	$(8,313,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	315,909	526,789
Compensation associated with issuance of stock options	437,706	1,355,752
Impairment of goodwill and intangible assets	4,205,000	—
Accretion of royalty liability	20,350	—
Changes in assets and liabilities:
Decrease in accounts receivable	2,407,878	2,904,106
Decrease (increase) in prepaid expenses and other current assets	(197,640)	20,332
Decrease (increase) in other assets	(3,304)	9,447
Increase in accounts payable and accrued expenses	1,055,164	854,285
Increase (decrease) in deferred revenue	682,955	(855,051)
Decrease in royalty liability	(102,293)	(95,219)
Increase (decrease) in other long-term liabilities	231	(9,873)
Net cash used in operating activities	(1,391,799)	(3,602,522)

Cash flows from investing activities:
Acquisition of property and equipment	(93,923)	(47,358)
Net cash used in investing activities	(93,923)	(47,358)

Cash flows from financing activities:
Payments on capital lease obligation	(18,896)	(17,504)
Proceeds from exercise of warrants	—	118,250
Proceeds from employee stock option exercises	42,039	60,552
Net proceeds from issuance of common stock	1,172,946	2,359,382
Net cash provided by financing activities	1,196,089	2,520,680

Net decrease in cash and cash equivalents	(289,633)	(1,129,200)

Cash and cash equivalents at beginning of period	2,112,769	3,385,035

Cash and cash equivalents at end of period	$1,823,136	$2,255,835

Supplemental cash flow information:
Non-cash financing activities:
Cashless exercise of warrants	$—	$133
Cash paid during the period for:
Interest	$45,229	$2,126

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

March 31, 2013 and 2012

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (“Wave”) as of March 31, 2013 and December 31, 2012, and the results of its operations and cash flows for the three-month periods ended March 31, 2013 and 2012.  Such financial statements have been prepared in accordance with United States generally accepted accounting principles and the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2012, included in its Form 10-K filed on March 18, 2013.  The results of operations for the three-months ended March 31, 2013 are not necessarily indicative of the operating results for the full year or any future periods.

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

1.     Critical Accounting Policies

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to depreciation and amortization, revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, goodwill, software development, contingencies and share based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A detailed description of the accounting policies deemed critical to the understanding of the consolidated financial statements is included in the notes to Wave’s audited financial statements for the year ended December 31, 2012, included in its Form 10-K filed with the Securities and Exchange Commission on March 18, 2013.

Revenue Recognition — Wave’s business model targets revenues from various sources including: licensing of the EMBASSY Trust Suite, Safend’s endpoint data loss protection suite, eTMS software products and development contracts.  Many of these sales arrangements include multiple-elements and/or require significant modification or customization of Wave’s software.

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

Licenses

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners, software development and other services.  Wave’s distribution arrangements have given rise to separate software license upgrade agreements with the end users of the products distributed by the OEMs.  Wave applies software revenue recognition guidance to all transactions except those where no software is involved.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  Persuasive evidence is generally a binding purchase order or license agreement.  Delivery occurs when product is shipped, for its OEM distribution arrangements, or delivered via a license key, for our license upgrade agreements.

Wave enters into perpetual software license agreements, referred to as license upgrade agreements, through direct sales to customers and indirect sales through its OEM partners, distributors and resellers with the end users of the products distributed by the OEMs.  Wave has defined its two classes of end user customers as large and small based on those with orders in excess of 5,000 licenses and those with less than 5,000 licenses, respectively.  These license upgrade agreements generally include a maintenance component.  For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence (“VSOE”) of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as license revenue.  VSOE of fair value is based upon the price for which the undelivered element is sold separately.

Beginning in the quarter ended March 31, 2011, Wave had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for its small class of customers.  Through March 31, 2013, Wave continues to lack sufficient independent maintenance renewals to establish VSOE for its large customer class.  As a result, beginning in the quarter ended March 31, 2011, for the small customer class, Wave has allocated the arrangement consideration amount the elements included in our multi-element arrangements using the residual method.  Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is still the case for Wave’s large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.  At March 31, 2013, Wave’s deferred revenue consists of the unamortized balance of maintenance for sales to its small class of customers during 2012 and arrangements where VSOE does not exist — all large customer orders and small customer orders received prior to January 1, 2011.

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

Safend enters into perpetual software license agreements through direct sales to customers and indirect sales through its OEM partners, distributors and resellers.  These license arrangements, generally also include a maintenance component.  For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the VSOE of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as licensing revenue.  VSOE of fair value is based upon the price for which the undelivered element is sold separately.

As of March 31, 2013, Safend has achieved VSOE of fair value of maintenance for its Encryptor, Protector and Inspector products.  As a result Safend has allocated the arrangement consideration among the elements included in its multi-element arrangements using the residual method.  Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.  When VSOE of fair value for the undelivered elements does not exist, as is still the case for Safend’s Discover, Reporter and Auditor products, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.

Licensing and maintenance - cost of net revenues includes customer support personnel costs, foreign tax withholdings, amortization expense of the developed technology intangible asset and share-based compensation expense.

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

Reclassifications - Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  This reclassification includes the $226,000 reclassification of amortization on the developed technology intangible asset from selling, general and administrative expense to licensing and maintenance — cost of net revenues for the three-months ended March 31, 2012.  This reclassification has not changed the results of operations of the prior period.

2.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of March 31, 2013, had an accumulated deficit of $407,129,971.  We also expect Wave will incur an operating loss for the fiscal year 2013.  As of March 31, 2013, we had negative working capital of $9,797,084.

Wave does not expect to generate enough revenue to fund its cash flow requirements for the twelve-months ending March 31, 2014.  As of March 31, 2013, we had approximately $1.8 million of cash on hand.  Given Wave’s forecasted capital requirements for the twelve-months ending March 31, 2014, and our cash balance as of March 31, 2013, Wave will be required to raise additional capital prior to March 31, 2014 to continue to fund its operations.  Wave’s ability to raise additional capital is primarily based on three sources:

•                  Sales of registered Class A Common Stock under an existing shelf registration statement;

•                  Sales of registered Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC (“MLV”) entered into during January, 2012

•                  Sales of Class A common Stock through private placements

On April 23, 2013, Wave sold 6,340,000 shares of Class A Common Stock at $0.50 per share for gross proceeds of $3,170,000. This financing was completed under a $30,000,000 shelf registration filed with the SEC on June 21, 2011 and was declared effective by the Commission on July 22, 2011 (the shelf registration statement).  Dawson James Securities, Inc. (the “placement agent”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay the placement agent a fee equal to 6% of the gross proceeds of this offering.  We realized approximately $2,920,000 in net proceeds after deducting the placement agent fees of $190,200 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. In connection with the financing, we also issued warrants to the subscribers to purchase up to 3,170,000 shares of Wave Class A Common Stock for $0.62 per share. These warrants expire on April 23, 2018.

On March 13, 2013, Wave entered into agreements with certain institutional investors for a private placement of 1,204,820 shares of its Class A common stock at a price of $0.83 per share, yielding gross proceeds of $1,000,000.  Wave agreed to pay the placement agent a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $910,000 in net proceeds after deducting the placement agent fees of $60,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000.  Wave also issued warrants to the subscribers to purchase 602,410 shares of Class A common stock at an exercise price of $0.83 per share.  These warrants expire in October 2018.

During the three-month period ended March 31, 2013, Wave sold 379,950 shares of its Class A common stock through its At the Market Sales Agreement with MLV at an average price of $0.72 per share, for net proceeds of approximately $263,000 after deducting offering costs of approximately $8,700.   Subsequent to March 31, 2013, Wave sold 32,133 shares of its Class A common stock through MLV at an average price of $0.67 per share, for net proceeds of approximately $20,800 after deducting offering costs of approximately $800.   As of May 10, 2013, Wave has sold a total of approximately 8.3 million shares of its common stock through MLV, raising net proceeds of approximately $9.3 million after deducting offering costs of approximately $299,000.

As of May 10, 2013, approximately $5,816,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings. During the next twelve months we anticipate that we will file an additional S-3 shelf registration statement with the SEC for future financings.

Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

3.  Secured Borrowings and Pledged Receivables

Pursuant to an agreement entered into on April 23, 2012 with The Receivables Exchange (“TRE”), an unrelated third party, we have transferred certain accounts receivable to buyers which are accounted for as secured borrowings. The transferred receivables are classified as pledged receivables and our obligation to repurchase the transferred receivables is presented as secured borrowings on the consolidated balance sheet. The carrying value of each secured borrowing approximates 85% of each associated pledged receivable and takes into consideration a 15% holdback provision per the TRE agreement.  The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The interest rate on the secured borrowings was approximately 1.30% for every thirty days outstanding.

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

At March 31, 2013 and December 31, 2012, receivables totaling $690,284 and $1,801,683, respectively, were transferred to buyer, remain uncollected and are subject to repurchase. The secured borrowings totaled $599,180 and $1,537,710 as of March 31, 2013 and December 31, 2012, respectively. We recognized $37,081 and $-0- of interest expense associated with the secured borrowings for the three -months ended March 31, 2013 and 2012, respectively.  Proceeds from the transfer of receivables are included in cash provided by operating activities in the consolidated statements of cash flows.  Proceeds from the transfer of pledged receivables were $2,423,348 for the three-months ended March 31, 2013.  TRE collected $1,824,168 of pledged receivables in the three-months ended March 31, 2013, which thereby reduced our repurchase obligation and were accounted for as reductions of pledged receivables and secured borrowings on the consolidated balance sheet.  No pledged receivables were repurchased by the Company in the three months ended March 31, 2013.

4.          Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the quarters ended March 31, 2013 and 2012, were approximately 1,791,930 shares and 3,969,000 shares, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 18,594,000 and 16,852,000 shares were outstanding for the quarters ended March 31, 2013 and 2012 respectively, but these shares were not included in the computation of diluted loss per share because the exercise price of these stock options and other stock warrants was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

5. Share-based Compensation

Wave recognized $437,706 and $1,355,752 of share-based compensation during the three-months ended March 31, 2013 and 2012, respectively.  During the three-months ended March 31, 2013, Wave granted 2,231,925 stock options at a weighted-average estimated fair value of $0.68.  During the three-months ended March 31, 2012, Wave granted 2,616,250 stock options at a weighted-average estimated fair value of $1.53.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month periods ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
Cost of net revenues	$8,434	$11,994
Selling, general & administrative	301,609	971,820
Research & development	127,663	371,938
Total	$437,706	$1,355,752

6.    Goodwill and Amortizable Intangible Assets

The following schedule presents the changes in the carrying amount of goodwill during the period ended March 31, 2013:

Balances as of December 31, 2012	$4,038,000
Impairment loss	(2,590,000)
Balances as of March 31, 2013	$1,448,000

Wave tests goodwill for impairment annually on September 30 and during interim periods whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  Wave uses a fair value approach in testing goodwill for impairment in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

During the first quarter of fiscal 2013 the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, significantly lower than expected revenue and billings during the first quarter of 2013, and downward revisions to management’s short-term and long-term forecast for Safend. The revised forecast reflected changes related to revenue growth rates, current market trends and other expectations impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that the fair value of the Safend reporting unit was less than its carrying amount.

The Company estimates the fair value of its reporting units using the income approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The inputs used for the income approach are significant unobservable inputs, or Level 3 inputs, as described in ASC Topic 820, Fair Value Measurement.

When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded an impairment charge of $1,615,000 on the developed technology intangible asset.  The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above, the Company completed the two step goodwill impairment test for the Safend reporting unit. The step two goodwill impairment test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of approximately $2.6 million, which resulted in a $1.4 million remaining carrying value of Safend goodwill as of March 31, 2013. The goodwill impairment charge of approximately $2.6 million was included in the impairment of goodwill line item in the consolidated statements of operations. The developed technology impairment charge of $1,615,000 is included in the licensing and maintenance-cost of net revenues line item in the consolidated statements of operations.

The following schedule presents the details of intangible assets as of March 31, 2013 and December 31, 2012:

March 31, 2013

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,247,683)	$(5,038,100)	$140,217	5.5
In-Process Technology	90,000	—	(90,000)	—	—
Customer Relationships	3,972,000	(553,327)	(1,786,673)	1,632,000	8.5
Trade Name	90,000	(90,000)	—	—	—
Acquired Patents	1,100,000	(641,667)	—	458,333	2.1

	$11,678,000	$(2,532,677)	$(6,914,773)	$2,230,550

December 31, 2012

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,167,900)	$(3,423,100)	$1,835,000	5.8
In-Process Technology	90,000	—	(90,000)	—	—
Customer Relationships	3,972,000	(505,327)	(1,786,673)	1,680,000	8.8
Trade Name	90,000	(90,000)	—	—	—
Acquired Patents	1,100,000	(586,667)	—	513,333	2.4

	$11,678,000	$(2,349,894)	$(5,299,773)	$4,028,333

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

Amortization expense associated with intangible assets was $182,783 and $402,799 for the three months ended March 31, 2013 and 2012, respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2013	$328
2014	437
2015	291
2016	217
2017	217
Thereafter	741
Total	$2,231

7.             Income Taxes

Wave has not recorded any income tax expense due to the net loss incurred for all periods presented.  Wave has federal and state net operating loss carryforwards of approximately $286.9 million, which expire beginning in 2013 through 2032 and include approximately $7.7 million of net operating loss carryforwards of Safend, Inc., a wholly owned US-based subsidiary of Safend.  Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period.  Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership occurred prior to or following Wave’s initial public offering in September 1994 and in periods following, thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.  In addition, the Company maintains approximately $17,000,000 of operating loss carryforwards associated with Safend, Ltd., an entity in Israel.

8.             Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Safend’s endpoint data loss protection products and services.  These products and services constitute Wave’s reportable segments as of March 31, 2013.

Net losses for reportable segments exclude net interest income (expense) and other income.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s Chief Financial Officer.

The following sets forth reportable segment data:

	Three-months ended March 31,
	2013	2012
Net revenues:
EMBASSY digital security products and services	$4,620,786	$5,846,710
Safend endpoint data loss protection products and services	1,172,940	1,135,427
Total net revenues	5,793,726	6,982,137
Net loss:
EMBASSY digital security products and services	(5,403,917)	(7,227,955)
Safend endpoint data loss protection products and services	(4,753,302)	(1,106,630)
Total segments net loss	(10,157,219)	(8,334,585)
Net other income (expense)	1,631	23,600
Net interest expense	(58,167)	(2,105)
Net loss	(10,213,755)	(8,313,090)

Impairment of Goodwill:
EMBASSY® digital security products and services	—	—
Safend endpoint data loss protection products and services	2,590,000	—
Total Impairment of Goodwill	$2,590,000	$—

Depreciation and amortization expense:
EMBASSY digital security products and services	177,128	165,417
Safend endpoint data loss protection products and services	138,781	361,372
Total depreciation and amortization expense	315,909	526,789
Capital expenditures:
EMBASSY digital security products and services	92,309	35,028
Safend endpoint data loss protection products and services	1,614	12,330
Total capital expenditures	$93,923	$47,358

	March 31,	December 31,
	2013	2012
Assets:
EMBASSY digital security products and services	$6,241,683	$9,695,864
Safend endpoint data loss protection products and services	4,529,392	8,937,294
Total assets	$10,771,075	$18,633,158

The following table details Wave’s sales by geographic area for the three-month periods ended March 31, 2013 and 2012.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2013
EMBASSY digital security products and services	$3,722,988	$746,693	$151,105	$4,620,786
Safend endpoint data loss protection products and services	544,398	558,331	70,211	1,172,940
Total	4,267,386	1,305,024	221,316	5,793,726
% of total revenue	74%	22%	4%	100%
2012
EMBASSY digital security products and services	$5,130,404	$676,306	$40,000	$5,846,710
Safend endpoint data loss protection products and services	439,985	600,284	95,158	1,135,427
Total	5,570,389	$1,276,590	135,158	6,982,137
% of total revenue	80%	18%	2%	100%

Approximately 90% of all long-lived assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three-month periods ended March 31st are as follows:

		2013	2012
Customer	Segment	Revenue

Dell	EMBASSY	$2,458,411	$4,125,990
% of total revenue		42%	59%

9.             Issuance of Common Stock

On March 13, 2013, Wave entered into agreements with certain institutional investors for a private placement of 1,204,820 shares of its Class A Common Stock at a price of $0.83 per share, yielding gross proceeds of $1,000,000.  Wave agreed to pay the placement agent a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $910,000 in net proceeds after deducting the placement agent fees of $60,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000.  Wave also issued warrants to the subscribers to purchase 602,410 shares of Class A common stock at an exercise price of $0.83 per share.  These warrants expire in October 2018.

During the three-month period ended March 31, 2013, Wave received net proceeds of $262,945 after deducting offering costs of approximately $8,700, in connection with the issuance of 379,950 shares of Class A Common Stock in its at the market offerings through MLV.  The shares were sold at prices ranging from $0.70 - $0.73 per share.

During the three-month period ended March 31, 2013, Wave received gross proceeds of $42,039 in connection with the issuance of 51,933 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at $0.81 per share.

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

10.          Fair Value Measurement

As of March 31, 2013, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($767,204 at March 31, 2013) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

11.          Contingencies

Landmark Ventures, Inc. (“Landmark”) has asserted that Safend Inc. (“Safend USA”), a subsidiary of Safend Ltd. (Wave’s Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the “Consulting Agreement”) which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York, Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000.  Landmark has also named Safend Ltd. and Wave Systems Corp. (“Wave”) as defendants, alleging that both companies are legally responsible for Safend USA’s alleged breaches.  Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety.  On September 4, 2012, the federal district court granted Safend Inc.’s motion to dismiss the Landmark lawsuit and ordered the dismissal of the amended complaint with prejudice.  Landmark thereafter filed a timely notice of appeal to the United States Court of Appeals for the Second Circuit, which affirmed the judgment of the federal district court on March 12, 2013.   Although Landmark has 90 days to petition the United States Supreme Court for an application to permit an appeal, Wave has received no indication that it intends to do so.  To the extent Landmark seeks to appeal the Second Court’s decision, Wave currently cannot make a reasonable estimate of the reasonably possible loss or range of loss, if any.  However, an unfavorable outcome could materially and adversely affect Wave’s business, financial condition or results of operations.

12.          Subsequent Events

On May 7, 2013 Wave’s Board of Directors has approved a cost reduction plan to bring Wave’s operating expenses into closer alignment with current revenue trends and the company’s financial position. The objective of these reductions is to bring overall spending across departments down by approximately $10 million per year, until such time as revenue and cash flow trends support increased investment.

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

Wave’s operations to-date have consisted primarily of product development, performance under contract to develop products and marketing and sales to PC and semi-conductor chip OEMs, resellers, and enterprises.  Wave has been successful in signing distribution and reseller contracts with Intel, Nuvoton, ST Microelectronics, Dell Products LP (“Dell”), Acer, ASUS, Broadcom, Samsung and Lenovo.

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

Data protection is also addressed by the DM, which is offered to provide document encryption, decryption and client-side storage of documents. The DM works with Microsoft Windows and Microsoft Office to secure documents against unauthorized users and hackers.  Wave’s software supports the Microsoft Windows 8, 7 and Vista operating systems, building upon their data protection feature sets, providing full-featured EMBASSY solutions for data protection and strong authentication.

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

Wave Mobility Pro — Tablet Edition

Wave Mobility Pro — Tablet Edition provides authentication and managed encryption for tablets running the Windows 8 operating system by utilizing the TPM included onboard Windows 8 tablets.  Wave Mobility Pro — Tablet Edition can be used to secure VPN, WiFi and DirectAccess without the use of passwords by utilizing the TPM as a token for device identification.   The use of encryption is also offered using hardware or software, including port and removable media control.

Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $3.9 million for the twelve months ending March 31, 2014.

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

Current planned development costs for this product group are expected to be approximately $1.9 million for the twelve months ending March 31, 2014.

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

Current planned development costs for this product group are expected to be approximately $2.9 million for the twelve months ending March 31, 2014.

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

Wave plans to continue to allocate resources toward marketing and sales to promote these products.  Current planned development costs for this product group are expected to be approximately $250,000 for the twelve months ending March 31, 2014.

Endpoint Data Loss Protection

Wave provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery through its wholly-owned subsidiary, Safend - an Israeli-based company.

Safend Data Protection Suite

Safend Encryptor (“Encryptor”)

Encryptor provides transparent hard disk encryption, protecting enterprise data from loss and theft and allowing an enterprise to waive disclosure requirements in the event of machine loss or theft with provable encryption.  Encryptor enables compliance with regulatory, data security and privacy standards.

Safend Protector (“Protector”)

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

Safend Inspector (“Inspector”)

Inspector inspects and blocks leakage of sensitive content through email, instant messaging, Web, external storage and printers.  Inspector enforces a data-centric security policy across multiple channels whether the machine is connected to an organization’s network or a home network or used offline.   Inspector allows for multi-tiered anti-tampering capabilities for permanent control over an organization’s endpoints.

Safend Discoverer (“Discoverer”)

Discoverer maps, classifies and locates data stored on organizational endpoints and networks.  Discoverer provides insight to unsecured data that can assist an organization in improving security and compliance initiatives.

Safend Reporter (“Reporter”)

Reporter creates detailed graphical reports used for compliance assessment.  These reports detail information on endpoint encryption status, show security incidents by type, user and organization unit, give an overview of the most common security incidents, identify endpoints that do not have a valid policy applied to them and list physical devices that were used within a defined time frame.

Safend Auditor (“Auditor”)

Auditor non-intrusively scans endpoints for past and present connected devices and Wi-Fi networks.  Auditor transparently queries organizational network endpoints, locating and documenting devices that are or have been locally connected.  Auditor checks all USB, PCMCIA, Firewire and Wi-Fi ports — granularly identifying endpoint devices connected for each user - both current and historical.  Auditor provides organizations with visibility to identify and mange endpoint vulnerabilities.

Current planned development costs for this product group are expected to be approximately $3.2 million for the year ending March 31, 2014.

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

R&D

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development (“R&D”).  We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, eTMS products and endpoint data loss protection solutions.  For the years ended December 31, 2012, 2011 and 2010, we spent approximately $19.1 million, $16.1 million and $10.3 million, respectively, on R&D activities. Planned development expenditures for the twelve-month period ending March 31, 2014 are expected to be approximately $12.1 million.

Results of Operations

Three-Months Ended March 31, 2013 and 2012

Since the acquisition of Safend, which occurred on September 22, 2011, we have determined that Safend’s endpoint data loss protection products and services represent a separate segment.  As the 2012 Safend results include a full quarter of Safend activity, we have prepared our results of operations by segment.  The 2012 results have been restated to conform to this presentation.

EMBASSY® digital security products and services

	Three- Months Ended March 31, 2013	Three-Months Ended March 31, 2012	Increase (Decrease)	% Change
Licensing and maintenance	$3,820,786	$5,522,840	$(1,702,054)	(31)%
Services	800,000	323,870	476,130	147%
Total Net Revenues	$4,620,786	$5,846,710	$(1,225,924)	(21)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $1,304,000, primarily as the result of a decrease in the volume of Dell shipments and a net decrease in revenue recognized on Wave’s license upgrade sales of approximately $406,000 during the three-months ended March 31, 2013 as compared to the comparable period in 2012.

From time to time Dell updates its hardware platforms with new security solutions packages.  Our bundled software has been included on Dell platforms since 2006 (including on the Dell Data Protection Access solution (DDPA) that is currently shipping).   On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms expected to begin shipping later this year.  As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on new and future Dell platforms and that it plans to continue to include our bundled software with Dell hardware platforms that are currently shipping.  However, Dell has not communicated to us any decisions regarding the next platform and we have no assurance that our software will be included in Dell’s new or future platforms.  Wave plans to continue to work with Dell to offer software solutions to enhance and improve Dell’s hardware platforms.  If we are not successful in continuing to sell our technologies with Dell’s new and future platforms, this could have a material adverse impact on our revenues in years after 2013.

The decrease in license upgrade revenue of approximately $406,000 recognized on our license upgrade sales was due primarily to approximately $395,000 of license and maintenance revenue recognized during the three-months ended March 31, 2012 for an order from one of the world’s leading international oil and gas companies.  The order, which involved tens of thousands of licenses and related software maintenance through the end of 2012, was a “large” class order for which VSOE has not yet been achieved. As a result, we recorded the $1.7 million as revenue ratably through the end of 2012.  For this same customer, we recognized approximately $68,000 and $47,000 during the three-months ended March 31, 2013 for continued maintenance and consulting services, respectively.

Services revenue earned during the three-months ended March 31, 2013 and 2012 was from fixed-price modifications to a contract awarded by the United States Department of Defense.

	Three- Months Ended March 31, 2013	Three-Months Ended March 31, 2012	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$317,381	$430,852	$(113,471)	(26)%
Services — cost of net revenues	107,361	61,830	45,531	74%
Selling, general and administrative	6,859,578	8,707,687	(1,848,109)	(21)%
Research and development	2,740,383	3,874,296	(1,133,913)	(29)%
Total operating expenses	$10,024,703	$13,074,665	$(3,049,962)	(23)%

The decrease in licensing and maintenance — cost of net revenues during the three-months ended March 31, 2013 as compared to the same period in 2012 was due primarily to (i) a decrease in Wave salaries of approximately $57,000 and (ii) a decrease in outsourced support and consulting services of approximately $46,000.

Services — cost of net revenues incurred during the three-months ended March 31, 2013 and 2012 was for work performed on fixed-price modifications to a contract with the United States Department of Defense.

The decrease in selling, general and administrative expenses (“SG&A”) during the three-months ended March 31, 2013 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $1,300,000, (ii) a decrease of approximately $179,000 in travel expenses, (iii) a decrease of $192,000 in Wave professional services expenses, consisting primarily of audit and recruitment fees and (iv) a decrease of approximately $168,000 in Wave’s trade show and marketing expenses. Share-based compensation expense allocated to SG&A was approximately $302,000 for the three-months ended March 31, 2013 as compared to approximately $963,000 for the comparable period in 2012.

The activities supported by SG&A expenses include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

The decrease in R&D expenses during the three-months ended March 31, 2013 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $909,000 and (ii) a decrease in outsourced engineering totaling approximately $117,000. Share-based compensation expense allocated to R&D was approximately $122,000 for the three-months ended March 31, 2013 as compared to approximately $343,000 for the comparable period in 2012.

On May 7, 2013 Wave’s Board of Directors has approved a cost reduction plan to bring Wave’s operating expenses into closer alignment with current revenue trends and the company’s financial position. This plan, consisting primarily of reduced salaries and related benefits, should result in continued decreases in SG&A and R&D expenses.

Other income (expense) for the three-months ended March 31, 2013 included a net currency transaction gain of $22,096 as compared to $-0- for the comparable period in 2012.

Interest expense consisted of interest incurred on our secured borrowings and a capital lease obligation for equipment acquired for the expansion of the Wavexpress broadband infrastructure.  Interest expense was $37,817 for the three-months ended March 31, 2013 as compared to $2,126 for the comparable period of 2012.

Due to the reasons set forth above, the EMBASSY® digital security products and services segment net loss to common stockholders for the three-months ended March 31, 2013 was $5,419,638 as compared to $7,230,060 for the comparable period of 2012.

Safend endpoint data loss security products and services

	Three- Months Ended March 31, 2013	Three-Months Ended March 31, 2012	Increase (Decrease)	% Change
Licensing and maintenance	$1,172,940	$1,135,427	$37,513	3%
Total Net Revenues	$1,172,940	$1,135,427	$37,513	3%

	Three- Months Ended March 31, 2013	Three-Months Ended March 31, 2012	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$1,721,218	$258,778	$1,462,440	565%
Selling, general and administrative	506,425	840,096	(333,671)	(40)%
Research and development	1,108,599	1,143,183	(34,584)	(3)%
Impairment of goodwill	2,590,000	—	2,590,000	100%
Total operating expenses	$5,926,242	$2,242,057	$3,684,185	164%

Licensing and maintenance — cost of net revenues, consists primarily of foreign tax withholdings, customer support personnel costs, share-based compensation expense, amortization expense on the developed technology intangible asset and impairment on the developed technology intangible asset.   The increase in licensing and maintenance — cost of net revenues was due primarily to the $1,615,000 impairment on the developed technology intangible asset during the three-months ended March 31, 2013 offset by a decrease in amortization expense on the developed technology intangible asset as a result of the impairment charge to the developed technology intangible asset in the fourth-quarter of 2012.  Amortization expense on the developed technology intangible asset was approximately $80,000 for the three-months ended March 31, 2013 as compared to approximately $226,000 for the same period in 2012.

The decrease in SG&A expenses during the three-months ended March 31, 2013 was due primarily to (i) a decrease in Safend salaries and related benefits totaling approximately $53,000, (ii) a decrease of approximately $65,000 in travel expenses, (iii) a decrease of approximately $49,000 in Safend professional services expenses, consisting primarily of audit fees and (iv) a decrease of approximately $76,000 in Safend’s amortization expense on the customer relationship intangible asset as the result of the impairment charge to the customer relationship intangible asset in the fourth- quarter of 2012.

The activities supported by SG&A expenses include business development, sales, marketing (including product management), information technology and management information systems, accounting, executive management, and general administrative functions.

During the first quarter of fiscal 2013 the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, significantly lower than expected revenue and billings during the first quarter of 2013 and downward revisions to management’s short-term and long-term forecast for the Safend business. The revised forecast reflected changes related to revenue growth rates, current market trends and other expectations impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that the fair value of the Safend reporting unit was less than its carrying amount.

When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded an impairment charge of $1,615,000 on developed technology. The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above, the Company completed the two step goodwill impairment test for the Safend reporting unit. The step two goodwill impairment test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2.6 million, which resulted in a $1.4 million remaining carrying value of Safend goodwill as of March 31, 2013. The goodwill impairment totaling approximately $2.6 million was included in the impairment of goodwill line item in the consolidated statements of operations. The developed technology impairment charge of $1,615,000 is included in the licensing and maintenance—cost of net revenues line item in the consolidated statements of operations.

Other income (expense) for the three-months ended March 31, 2013 included a net currency transaction loss of $20,465 as compared to a net gain of $23,600 for the comparable period in 2012.

Interest expense consisted of accretion on the OCS liability and amounted to $20,350 for the three-months ended March 31, 2013 as compared to $-0- for the comparable period of 2012.

Due to the reasons set forth above, the Safend endpoint data loss security products and services segment net loss to common stockholders for the three-months ended March 31, 2013 was $4,794,117 as compared to $1,083,030 for the comparable period of 2012.

Liquidity and Capital Resources

Wave has incurred substantial operating losses since its inception, and as of March 31, 2013, has an accumulated deficit of $407,129,971.  We expect to incur an operating loss for the fiscal year of 2013.  As of March 31, 2013, we had negative working capital of $9,797,084.

Sources and uses of cash

As of March 31, 2013, Wave had $1,823,136 in cash and cash equivalents.  As of December 31, 2012, Wave had $2,112,769 in cash and cash equivalents.  The decrease in cash and cash equivalents of $289,633 resulted from (i) $1,391,799 used in operating activities and (ii) $93,923 used in investing activities for the acquisition of capital assets, offset by (iii) $1,196,089 provided by financing activities, primarily from the issuance of shares of our Class A common stock in at the market offerings through MLV and our March 13, 2013 private placement.

Our largest source of operating cash flow is cash collections from our customers.  Cash collections from customers amounted to approximately $9,038,000 and $9,187,000 for the three-months ended March 31, 2013 and 2012, respectively.  This decrease was due, in part, to a decrease in Safend collections of $209,000.  Our primary uses of cash in operations are for personnel related expenditures, marketing and other general operating expenses.

Comparison of the periods ended March 31, 2013 and 2012

Cash provided by (used in) operations

During the three-months ended March 31, 2013, the amount of cash used in operations was $1,391,799 as compared to $3,602,522 used in operations for the comparable period of 2012.  The fluctuations in cash used in operations were the result of the changes in the net losses in each of the three-months ended March 31, 2013 and 2012, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts.  Additionally, Wave experienced a decrease in cash collected from customers during the three-months ended March 31, 2013 as compared to the same period in 2012 due to a decrease in Safend collections as mentioned above.  Also, the decrease in cash used in operating activities during the three-months ended March 31, 2013 as compared to the comparable period in 2012 resulted from a decrease in cash payments for personnel related expenditures, primarily from a lower average headcount during the three-months ended March 31, 2013 as compared to the comparable period of 2012, and a decrease in payments for professional services, primarily for legal and accounting fees associated with the acquisition of Safend.

Cash flows from investing activities

Cash used in investing activities consisted of funds used to acquire capital assets totaling $93,923 and $47,358 for the three-months ended March 31, 2013 and 2012, respectively.  Wave expects to continue to acquire capital assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue for the remainder of 2013 at approximately the same level expended during the three-months ended March 31, 2013.  As a result of an increase in capital expenditures, net cash used in investing activities increased by $46,565 for the three-months ended March 31, 2013 as compared to the comparable period of 2012.

Cash flows from financing activities

For the three-months ended March 31, 2013, cash provided by financing activities totaled $1,196,089 and consisted of $910,001 after deducting placement agent fees of approximately $60,000 and legal and other expenses of approximately $30,000 from the issuance of 1,204,820 shares of Class A Common Stock associated with the March 13 private placement, $262,945, after deducting offering costs of approximately $8,700, in connection with the issuance of 379,950 shares of Class A Common Stock in its at the market offerings through MLV and $42,039 of employee stock option exercises offset by $18,896 of payments on a capital lease obligation.  For the three-months ended March 31, 2012, cash provided by financing activities totaled $2,520,680 and consisted of $2,359,382, after deducting offering costs of approximately $75,000,  in connection with the issuance of 1,114,241 shares of Class A Common Stock in its at the market offerings through MLV, $118,250 of investor stock warrant exercises related to our 2009 financings and $60,552 of employee stock option exercises offset by $17,504 of payments on a capital lease obligation.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending March 31, 2014 will be approximately $39,500,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of $1,823,136 as of March 31, 2013;

•                  collection of receivables; and

•                  additional financings

Wave does not expect to generate enough revenue to fund its cash flow requirements for the twelve-months ending March 31, 2014.  As of March 31, 2013, we had approximately $1.8 million of cash on hand.  Given Wave’s forecasted capital requirements for the twelve-months ending March 31, 2014, and our cash balance as of March 31, 2013, Wave will be required to raise additional capital prior to March 31, 2014 to continue to fund its operations.  Wave’s ability to raise additional capital is primarily based on three sources:

•                  Sales of registered Class A Common Stock under an existing shelf registration statement;

•                  Sales of registered Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC (“MLV”) entered into during January, 2012

•                  Sales of Class A common Stock through private placements

On April 23, 2013, Wave sold 6,340,000 shares of Class A Common Stock at $0.50 per share for gross proceeds of $3,170,000. This financing was completed under a $30,000,000 shelf registration filed with the SEC on June 21, 2011 and was declared effective by the Commission on July 22, 2011 (the “shelf registration statement”).  Dawson James Securities, Inc. (the “placement agent”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay the placement agent a fee equal to 6% of the gross proceeds of this offering.  We realized approximately $2,920,000 in net proceeds after deducting the placement agent fees of $190,200 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. In connection with the financing, we also issued warrants to the subscribers to purchase up to 3,170,000 shares of Wave Class A Common Stock for $0.62 per share. These warrants expire in April, 2018.

As of May 10, 2013, approximately $5,816,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings. During the next twelve months we anticipate that we will file an additional S-3 shelf registration statement with the SEC for future financings.

Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

As noted above, we have transferred certain accounts receivable to buyers through TRE that are accounted for as secured borrowings because we are required to repurchase the pledged receivables under certain circumstances in case of specific defaults by our customers as set forth in the program terms.  The carrying value of each secured borrowing approximates 85% of each associated pledged receivable taking into consideration a 15% holdback provision per the TRE agreement.  The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The interest rate on the secured borrowings was approximately 1.30% for every thirty days outstanding.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software and Safend’s data loss protection through distribution arrangements with its OEM partners.  In addition, Wave received revenues from software development and other services.  As noted above, total cash received from all revenue sources in the three-months ended March 31, 2013 was approximately $9,038,000 versus approximately $9,187,000 for the comparable period in 2012.

During February 2013, Wave announced the development of enterprise-grade management and security on the newest generation of tablets running Microsoft’s Windows 8 operating system through its Wave Mobility Pro — Tablet Edition product offering. Wave-managed Windows 8 tablets can address many of the mobile security and support issues that have plagued IT departments since the Bring Your Own Device trend emerged. Wave provides support that can fully leverage the Trusted Computing infrastructure that is part of every Windows 8 device, ensuring that the full security benefit of the platform can be realized. Additionally, Wave solutions can leverage the security hardware built in by the factory that can establish that the device is free of changes caused by malware and to keep data secure.  During May 2013, Wave announced the signing of a global distribution agreement with Fujitsu America. It is expected that Fujitsu will emphasize the availability of Wave Mobility Pro — Tablet Edition.

During January 2013, Wave expanded its distribution channel, highlighted by strategic agreements with Infodat Technologies in India; TechSearch Corp. in Korea; and Bangkok Systems & Software in Thailand. Wave is also expanding existing relationships in Singapore and other Asian-Pacific markets.  These new distribution partners are now authorized to offer their customers Wave’s solutions for data protection, data loss prevention, authentication, security compliance and malware protection. Wave anticipates receiving orders from these new distribution partners in 2013.

During December 2012, we received a $1.7 million maintenance renewal from BASF for our ERAS software to manage laptop computers with self-encrypting drives. The renewal is for a three year term ending on December 31, 2015.  As a result, we expect to record $1.7 million as revenue ratably beginning in 2013 through the end of 2015.

During July 2012, Wave entered into a worldwide distribution agreement with Lenovo, the world’s second-largest PC company, under which Lenovo will offer Wave’s security solutions on a resale basis and through its channel partners.  Also during July 2012, Wave signed a Basic Ordering Agreement (BOA) with the NATO Communications and Information Agency (NCI Agency). The BOA provides the framework for all 28 member countries (which includes the United States European Command (EUCOM)) to access Wave’s complete portfolio of trusted computing security solutions. Under the agreement, Wave is entitled to compete on bids pertaining to the company’s areas of expertise.  A BOA is the primary part in a two-stage contracting procedure, whereby the contract is negotiated and placed with a supplier for specific types of products. It serves as a written instrument of understanding, negotiated between the NCI Agency and Wave that includes terms and clauses applicable to future task order awards, a description of supplies or services to be provided and methodology for pricing, issuing and delivering future task orders.  No orders have yet been placed under the BOA.

During November 2011, we entered into an agreement to provide Samsung Electronics with engineering services, consulting, validation and a customized version of our local management software for Samsung’s Trusted Platform Module (TPM) security chips designed for OEM distribution.  This work was completed during March 2013 and as a result, approximately $960,000 will be recognized as revenue ratably through the end of March 2014 for the customization work performed for Samsung. We anticipate additional revenue from an existing distribution arrangement with Samsung during the third quarter of 2013.

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

At March 31, 2013, as a result of establishing VSOE for the fair value of each undelivered element for our software and maintenance services for our small customer class effective January 1, 2011, our deferred revenue consists primarily of the unamortized balance of maintenance and arrangements where VSOE does not exist — orders from our large class customers.  For arrangements where VSOE for the fair value of each undelivered element does not exist, our license and maintenance sales are recorded as deferred revenue and then recognized over the maintenance period which is typically a 365-day period.  The current portion of deferred revenue increased $533,410 (to $6,482,497 from $5,949,087) at March 31, 2013 versus December 31, 2012.  Wave recognized approximately $2,514,000 and $1,752,000 of license upgrade revenue during the three-months ended March 31, 2013 and 2012, respectively.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending March 31, 2014, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2014.  Subsequent to March 31, 2013 and as of May 10, 2013 these activities have included the sale of approximately 6.3 million shares of our common stock on April 23, 2013, raising net proceeds of approximately $2.9 million after deducting issuance costs of approximately $250,000.

We will be required to sell additional shares of common stock or preferred stock or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending March 31, 2014.  The availability and amount of any such financings are unknown at this time. During the second quarter of 2013 we implemented a cost reduction plan which may significantly impede our ability to meet our sales, marketing and development objectives.  Based upon the available cash currently on hand, including the net proceeds from the financing completed on April 23, 2013, if we meet our current revenue and expenditure forecast for the twelve-months ending March 31, 2014 (both of which are uncertain), we estimate that we will need at least $3,000,000 in additional cash in order to continue as a going concern for the next twelve-months ending March 31, 2014.  The foregoing is based on meeting our current revenue forecast for both Dell and non-Dell revenues for the twelve-months ending March 31, 2014.  While the foregoing assumes current shipment volumes, which have continued to decline over the past year from historic amounts, our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.  Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by March 31, 2014 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond March 31, 2014.  The challenges presented by the current economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

On January 10, 2013, the Company received notification from the Listing Qualifications Department of The NASDAQ Stock Market granting an additional 180-day period, or until July 8, 2013, to regain compliance with NASDAQ’s minimum $1.00 bid price per share requirement.  Under NASDAQ listing rules, the Company was granted this extension because it met the continued listing requirement for market value of publicly held shares and all other applicable NASDAQ listing requirements, except the bid price requirement, and the Company provided written notice to NASDAQ of its intention to cure the bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary.  The Company will regain compliance with the minimum bid price requirement if at any time prior to July 8, 2013, the bid price for the Company’s common stock closes at $1.00 per share or above for a minimum of 10 consecutive business days.

Commitments

Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (“OCS”) for the financing of a portion of its research and development expenditures in Israel.  Safend’s repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments.  Wave determined the fair value of this liability to be $4,043,000 at September 22, 2011.  At March 31, 2013 and December 31, 2012, the liability amounted to $4,614,186 and $4,696,129, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and accretion of the discount.

Wave has a capitalized lease obligation for computer equipment due July 2013 of $25,762 and $44,658 as of March 31, 2013 and December 31, 2012, respectively.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of March 31, 2013 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress’ TVTonic consumer media services as of December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease and royalty liability obligations described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$25,762	$—	$—	$—	$25,762
Operating leases commitments	927,684	1,309,357	234,762	—	2,471,803
Total commitments	$953,446	$1,309,357	$234,762	$—	$2,497,565

Net operating loss carryforwards

As of December 31, 2012, Wave had available net operating loss carryforwards for Federal income tax purposes of approximately $286.9 million, inclusive of approximately $7.7 million of Safend, Inc., a U.S.-based subsidiary of Safend, which expire beginning in 2013 through 2032.  Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period.  We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal

Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and in periods following.  As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.   In addition, the Company maintains approximately $17,000,000 of operating loss carryforwards associated with Safend, Ltd., an entity in Israel.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The exposure to market risk associated with interest rate-sensitive instruments is not material.  Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.  Controls and Procedures

a)     Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, and due to the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)     Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2013, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c)     Remediation Efforts

In the three months ended March 31, 2013, we are continuing to implement the following measures, originally described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013, to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the remaining quarters of 2013:

•       ensure that we utilize sufficient accounting personnel and/or consulting resources with appropriate expertise in the evaluation of significant, complex accounting matters and to evaluate and determine the manner in which the matters affect our financial statements,

•       organize and design our internal review and evaluation process to include more formal management and audit committee oversight of the methods and review procedures utilized and the conclusions reached, including for purposes of evaluating and ensuring sufficiency of accounting resources, and

•       appropriately document and evidence the financial review conducted, the internal reporting and evaluation measures undertaken and the material conclusions reached by our finance department.

d)     Remediation Plans

We have made no significant changes in our remediation plans during the three months ended March 31, 2013 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Landmark Ventures, Inc. (“Landmark”) has asserted that Safend Inc. (“Safend USA”), a subsidiary of Safend Ltd. (Wave’s Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the “Consulting Agreement”) which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York,  Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000.  Landmark has also named Safend Ltd. and Wave Systems Corp. (“Wave”) as defendants, alleging that both companies are legally responsible for Safend USA’s alleged breaches.  Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety.  On September 4, 2012, the federal district court granted Safend Inc.’s motion to dismiss the Landmark lawsuit and ordered the dismissal of the amended complaint with prejudice.  Landmark thereafter filed a timely notice of appeal to the United States Court of Appeals for the Second Circuit, which affirmed the judgment of the federal district court on March 12, 2013.  Although Landmark has 90 days to petition the United States Supreme Court for an application to permit an appeal, Wave has received no indication that it intends to do so.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  Our management identified a material weakness in our internal control over financial reporting as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management as of December 31, 2012 related to our failure to maintain sufficient professional accounting resources to effectively execute our internal controls and procedures over significant, complex accounting matters.  See “Item 9A - Management’s annual report on internal control over financial reporting” included in the December 31, 2012 Form 10-K filed on March 18, 2013 for further information.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended March 31, 2013 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of March 31, 2013, we had an accumulated deficit of approximately $407.1 million and negative working capital of approximately $9.8 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

In addition to our efforts to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave may evaluate additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted and the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate, which would in turn impede our ability to achieve our business objectives.  Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.  If we are not successful in generating sufficient cash flow or obtaining additional funding, we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures.  Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

A single customer accounts for a significant portion of our revenues and, therefore, the loss of that customer may have a material adverse effect on our results of operations.

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 42% of our revenue for the three-month period ended March 31, 2013.  If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations as discussed below.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues.  Dell accounted for approximately 42% of our revenue for the three-months ended March 31, 2013. From time to time Dell updates its hardware platforms with new security solutions packages.  Our bundled software has been included on Dell platforms since 2006 (including on the DDPA solution that is currently shipping).   On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms expected to begin shipping later this year.  As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on new and future Dell platforms and that it plans to continue to include our bundled software with Dell hardware platforms that are currently shipping.  However, Dell has not communicated to us any decisions regarding the next platform and we have no assurance that our software will be included in Dell’s new or future platforms.  If we are not successful in continuing to sell our technologies with Dell’s new and future platforms, this could have a material adverse impact on our revenues in years after 2013.

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

We believe that our future success depends upon the continued service of our key technical personnel and on our ability to attract and retain highly skilled technical, sales and marketing personnel. Our industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that our current employees will continue to work for us or that we will be able to hire any additional personnel necessary for our growth. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these employees can be intense. We may not be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of us to do so would have a material adverse effect on our business.

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

During January 2012, we entered into an At Market Issuance Sales Agreement (“2012 ATM”) with MLV & Co. LLC (“MLV”) under which we are able to sell shares of our common stock from time to time through MLV.  Continued sales of our common stock, if any, under the 2012 ATM will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933.  Future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the 2012 ATM.  The issuance from time to time of these new shares of common stock, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

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

On July 13, 2012, the Company received notification from the Listing Qualifications division of The NASDAQ Stock Market indicating that the Company’s Class A common stock is subject to potential delisting from The NASDAQ Capital Market because for a period of 30 consecutive business days, the bid price of the Company’s Class A common stock closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). This notice was the subject of the Company’s filing on Form 8-K filed on July 13, 2012.  The NASDAQ notice indicated that, in accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), the Company would be provided 180 calendar days, or until January 10, 2013, to regain compliance.  The notice also provided that if the Company failed to regain compliance with the Bid Price Rule before January 10, 2013 but otherwise met all of the other applicable standards for initial listing on the NASDAQ Capital Market, then the Company may be eligible to have an additional 180 calendar days, or until July 8, 2013, to regain compliance with the Bid Price Rule.  On January 10, 2013, the Company received notification from the Listing Qualifications division of the NASDAQ Stock Market indicating that the Company is eligible for an additional 180 calendar days, or until July 8, 2013, to regain compliance.  The Company plans to make a diligent effort to maintain its listing, but we can make no assurances that we will be able to do so.

We may be subject to claims and additional costs as a result of our determination in March 2012 that certain previously filed financial statements relating to the Company’s acquired subsidiary, Safend, should not be relied upon.

In March 2012, the Company determined that previously filed financial statements of the Company’s acquired subsidiary, Safend, relating to certain pre-acquisition periods should not be relied upon due to certain accounting errors, as further described in the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2012.  To date, the Company has not filed restated pre-acquisition Safend financial statements.  As a result, there is a risk that claims relating to these errors could be brought against us, including by purchasers of our shares in offerings made by us under our shelf registration statement.  Since March 15, 2012, we have sold 19,443,482 shares, along with warrants exercisable for 6,126,287 shares, for an aggregate of approximately $15,173,000 under such registration statement.  Any such claims or related litigation could result in substantial costs, divert management’s attention and resources, and have a material adverse effect on our financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.   Exhibits.

(a)         Exhibits

Exhibit No.		Description of Exhibit
4.1	—	Form of Warrant issued to the Purchasers, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on March 18, 2013 and incorporated herein by reference
10.1	—

Securities Purchase Agreement, dated March 12, 2013, among Wave and the Purchasers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on March 18, 2013 and incorporated herein by reference

10.2	—

Registration Rights Agreement, dated March 12, 2013, among Wave and the Purchasers, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on March 18, 2013 and incorporated herein by reference

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: May 10, 2013	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2013	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)