Form 10-Q
period 2013-06-30
WAVE SYSTEMS CORP
filed 2013-08-08
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2013: 31,240,739 shares of Class A Common Stock and 8,722 shares of Class B Common Stock.

nTable of Contents

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$922,299	$2,112,769
Accounts receivable, net of allowance for doubtful accounts of $-0- at June 30, 2013 and December 31, 2012	3,542,027	5,034,422
Pledged receivables	743,426	1,801,683
Prepaid expenses and other current assets	518,913	421,769
Total current assets	5,726,665	9,370,643
Property and equipment, net	752,603	871,568
Amortizable intangible assets, net	2,121,177	4,028,333
Goodwill	1,448,000	4,038,000
Other assets	238,946	324,614
Total Assets	10,287,391	18,633,158
Liabilities and Stockholders’ Deficit
Current liabilities:
Secured borrowings	631,912	1,537,710
Accounts payable and accrued expenses	7,262,409	7,570,723
Current portion of capital lease payable	6,501	44,658
Deferred revenue	6,129,810	5,949,087
Total current liabilities	14,030,632	15,102,178
Other long-term liabilities	100,583	97,996
Royalty liability	4,497,733	4,486,129
Long-term deferred revenue	1,434,143	1,812,312
Total liabilities	20,063,091	21,498,615
Stockholders’ Deficit:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 29,219,695 shares issued and outstanding in 2013 and 26,251,968 in 2012	292,197	262,520
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 8,889 shares issued and outstanding in 2013 and 2012	89	89
Capital in excess of par value	400,552,282	393,788,150
Accumulated deficit	(410,620,268)	(396,916,216)
Total Stockholders’ Deficit	(9,775,700)	(2,865,457)
Total Liabilities and Stockholders’ Deficit	$10,287,391	$18,633,158

(1)         All shares and per share data presented in these consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net revenues:
Licensing and maintenance	$6,133,304	$7,361,102	$11,127,030	$14,019,369
Services	608,938	400,372	1,408,938	724,242
Total net revenues	6,742,242	7,761,474	12,535,968	14,743,611
Operating expenses:
Licensing and maintenance — cost of net revenues	382,311	792,737	2,607,910	1,482,367
Services — cost of net revenues	105,155	74,760	212,516	136,590
Selling, general and administrative	6,774,719	8,290,191	13,953,722	17,837,974
Research and development	2,912,128	5,050,625	6,761,110	10,068,104
Impairment of goodwill	—	—	2,590,000	—
Total operating expenses	10,174,313	14,208,313	26,125,258	29,525,035
Operating loss	(3,432,071)	(6,446,839)	(13,589,290)	(14,781,424)
Other income (expense):
Net currency transaction gain (loss)	(8,363)	(13,812)	(6,732)	9,788
Net interest expense	(49,863)	(60,504)	(108,030)	(62,609)
Total other income (expense)	(58,226)	(74,316)	(114,762)	(52,821)
Net loss	$(3,490,297)	$(6,521,155)	$(13,704,052)	$(14,834,245)
Loss per common share — basic and diluted	$(0.12)	$(0.28)	$(0.50)	$(0.65)
Weighted average number of common shares outstanding during the period	28,317,577	23,120,873	27,326,711	22,839,637

(1)         All shares and per share data presented in these consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Class A Common		Class B Common		Capital in
	Stock		Stock		Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance as of December 31, 2012	26,251,968	$262,520	8,889	$89	$393,788,150	$(396,916,216)	$(2,865,457)
Net loss	—	—	—	—	—	(13,704,052)	(13,704,052)
Issuance of Class A Common Stock at prices ranging from $1.52 to $2.90 per share, less issuance costs of $53,999	935,569	9,356	—	—	1,634,271	—	1,643,627
Issuance of Class A Common Stock at $2.00 per share, less issuance costs of $250,200	1,585,000	15,850	—	—	2,903,950	—	2,919,800
Private placement of Class A Common Stock at $3.32 per share, less issuance costs of $90,000	301,205	3,012	—	—	906,989	—	910,001
Employee stock options exercised at $3.24 per share	12,983	130	—	—	41,909	—	42,039
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $1.29	132,970	1,329	—	—	170,467	—	171,796
Stock based compensation	—	—	—	—	1,106,546	—	1,106,546
Balance as of June 30, 2013	29,219,695	$292,197	8,889	$89	$400,552,282	$(410,620,268)	$(9,775,700)

(1)         All shares and per share data presented in these consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(13,704,052)	$(14,834,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	547,269	1,072,520
Compensation associated with issuance of stock options	1,106,546	2,644,078
Impairment of goodwill and intangible assets	4,205,000
Accretion of royalty liability	40,700
Changes in assets and liabilities:
Decrease in accounts receivable	1,644,854	3,520,229
(Increase) decrease in prepaid expenses and other current assets	(97,144)	65,455
Decrease in other assets	85,668	9,597
(Decrease) increase in accounts payable and accrued expenses	(262,314)	1,069,813
Decrease in deferred revenue	(197,446)	(1,322,250)
(Decrease) increase in royalty liability	(75,096)	92,844
Increase in other long-term liabilities	2,587	30,041
Net cash used in operating activities	(6,703,428)	(7,651,918)

Cash flows from investing activities:
Acquisition of property and equipment	(136,148)	(103,302)
Net cash used in investing activities	(136,148)	(103,302)

Cash flows from financing activities:
Payments on capital lease obligation	(38,157)	(35,348)
Proceeds from employee stock purchase plan	171,796	474,233
Proceeds from exercise of warrants	—	291,500
Proceeds from employee stock option exercises	42,039	66,497
Net proceeds from issuance of common stock	5,473,428	5,143,876
Net cash provided by financing activities	5,649,106	5,940,758

Net decrease in cash and cash equivalents	(1,190,470)	(1,814,462)

Cash and cash equivalents at beginning of period	2,112,769	3,385,035

Cash and cash equivalents at end of period	$922,299	$1,570,573

Supplemental cash flow information:
Non-cash financing activities:
Cashless exercise of warrants	$—	$404
Cash paid during the period for: Interest	$74,299	$54,070

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2013 and 2012

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of June 30, 2013 and December 31, 2012, its results of operations for the three-month and six-month periods ended June 30, 2013 and 2012, its changes in stockholder’s deficit for the six-month period ended June 30, 2013, and its cash flows for the six-month periods ended June 30, 2013 and 2012.  Such financial statements have been prepared in accordance with United States generally accepted accounting principles and the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2012, included in its Form 10-K filed on March 18, 2013.  The results of operations for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the operating results for the full year or any future periods.

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

Wave enters into perpetual software license agreements, referred as license upgrade agreements, through direct sales to customers and indirect sales through its OEM partners, distributors and resellers with the end users of the products distributed by the OEMs.  Wave has defined its two classes of end user customers as large and small based on those with orders in excess of 5,000 licenses and those with less than 5,000 licenses, respectively.  These license upgrade agreements generally include a maintenance component.  For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence (“VSOE”) of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as license revenue.  VSOE of fair value is based upon the price for which the undelivered element is sold separately.

Beginning in the quarter ended March 31, 2011, Wave had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for its small class of customers.  Through June 30, 2013, Wave continues to lack sufficient independent maintenance renewals to establish VSOE for its large customer class.  As a result, beginning in the quarter ended March 31, 2011, for the small customer class, Wave has allocated the arrangement consideration amount the elements included in our multi-element arrangements using the residual method.  Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is still the case for Wave’s large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.  At June 30, 2013, Wave’s deferred revenue consists of the unamortized balance of maintenance for sales to its small class of customers during 2013 and arrangements where VSOE does not exist.

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

Safend has VSOE of fair value of maintenance for its Encryptor, Protector and Inspector products.  As a result Safend allocates the arrangement consideration among the elements included in its multi-element arrangements using the residual method.  Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.  When VSOE of fair value for the undelivered elements does not exist, as is still the case for Safend’s Discover, Reporter and Auditor products, the entire arrangement fee is recognized ratably over the performance period as licensing revenue.

Licensing and maintenance - cost of net revenues includes customer support personnel costs, foreign tax withholdings, amortization expense of the developed technology intangible asset, a consulting services engagement with one of the world’s leading international oil and gas companies and share-based compensation expense.

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

Reclassifications - Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications include:  (i) the $105,000 reclassification of support expense from selling, general and administrative expense to licensing and maintenance — cost of net revenue for the three and six-months ended June 30, 2012, (ii) the $229,500 reclassification of amortization on the developed technology intangible asset from selling, general and administrative expense to licensing and maintenance — cost of net revenues for the three-months ended June 30, 2012 and (iii) the $455,500 reclassification of amortization on the developed technology intangible asset from selling, general and administrative expense to licensing and maintenance — cost of net revenues for the six-months ended June 30, 2012.  These reclassifications have not changed the results of operations of the prior periods.

All references to common shares and per common share amounts of the Company have been adjusted to give effect to the implementation of a 1-for-4 reverse stock split of the Company’s authorized and issued common stock which was effected on July 1, 2013.  See Note 2 below.

2.              Reverse Stock Split

On June 28, 2013, our Board of Directors approved a reverse stock split of our common stock at a ratio of 1-for-4, causing each four outstanding shares of Class A common stock and Class B common stock to convert automatically into one share of Class A common stock or Class B common stock, respectively. The par value of Class A common stock and Class B common stock remains $0.01 per share. The reverse split became effective on July 1, 2013.  Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. Except as otherwise noted, all references to common share and per common share amounts (including warrant shares, shares reserved for issuance and applicable exercise prices) for all periods presented have been retroactively restated to reflect this reverse split.

3.              Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of June 30, 2013, had an accumulated deficit of $410,620,268.  We also expect Wave will incur an operating loss for the fiscal year 2013.  As of June 30, 2013, we had negative working capital of $8,303,967.

Wave does not expect to generate enough revenue to fund its cash flow requirements for the twelve-months ending June 30, 2014.  As of June 30, 2013, we had approximately $922,000 of cash on hand.  Given Wave’s forecasted capital requirements for the twelve-months ending June 30, 2014, and our cash balance as of June 30, 2013, Wave will be required to raise additional capital prior to June 30, 2014 to continue to fund its operations.  Wave’s ability to raise additional capital is primarily based on three sources:

•                  Sales of registered Class A Common Stock under an existing shelf registration statement;

•                  Sales of registered Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC (“MLV”) entered into during January, 2012; and

•                  Sales of Class A Common Stock through private placements.

On July 25, 2013, Wave sold 1,204,470 shares of Class A Common Stock at $1.27 per share for gross proceeds of $1,529,677.  This financing was completed under a $30,000,000 shelf registration filed with the SEC on June 21, 2011 and was declared effective by the Commission on July 22, 2011 (the shelf registration statement). Security Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering.  We realized approximately $1,408,000 in net proceeds after deducting the placement agent fees of approximately $92,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000.  In connection with the financing, we also issued warrants to SRA to purchase up to 72,268 shares of Wave Class A Common Stock for $1.27 per share.  These warrants expire on July 25, 2016.

On April 23, 2013, Wave sold 1,585,000 shares of Class A Common Stock at $2.00 per share for gross proceeds of $3,170,000. This financing was completed under the shelf registration statement.  Dawson James Securities, Inc. (“Dawson”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay Dawson a fee equal to 6% of the gross proceeds of this offering.  We realized approximately $2,920,000 in net proceeds after deducting the placement agent fees of $190,200 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. In connection with the financing, we also issued warrants to the subscribers to purchase up to 792,500 shares of Wave Class A Common Stock for $2.48 per share. These warrants expire on October 23, 2018.

During the six-month period ended June 30, 2013, Wave sold 935,569 shares of its Class A common stock through its At the Market Sales Agreement with MLV at an average price of $1.81 per share, for net proceeds of approximately $1,644,000 after deducting offering costs of approximately

$54,000.   Subsequent to June 30, 2013, Wave sold 807,913 shares of its Class A common stock through MLV at an average price of $1.40 per share, for net proceeds of approximately $1,098,000 after deducting offering costs of approximately $36,000.   As of August 6, 2013, Wave has sold a total of approximately 3.7 million shares of its common stock through MLV, raising net proceeds of approximately $11.8 million after deducting offering costs of approximately $380,000.

On March 13, 2013, Wave entered into agreements with certain institutional investors for a private placement of 301,205 shares of its Class A common stock at a price of $3.32 per share, yielding gross proceeds of $1,000,000.  Wave agreed to pay the placement agent a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $910,000 in net proceeds after deducting the placement agent fees of $60,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000.  Wave also issued warrants to the subscribers to purchase 150,603 shares of Class A common stock at an exercise price of $3.32 per share.  These warrants expire in October 2018. On March 13, 2013 Wave also entered into a Registration Rights Agreement with the subscribers in which Wave agreed to file a registration statement with the SEC to cover the private placement.  The failure to file the registration statement with the SEC in accordance with the dates outlined in the Registration Rights Agreement triggers liquidated damage payments to the subscribers.  As the payment of liquidated damages did not appear probable at inception of the private placement, Wave did not record any contingent liability as an allocation of the gross proceeds from the private placement.  During the three-months ended June 30, 2013, Wave paid liquidated damages of $40,000 to the subscribers as a result of the failure to file the registration statement with the SEC per the date agreed to in the Registration Rights Agreement.  The $40,000 is included as an expense in Selling, general and administrative expenses in the Statement of Operations.  A registration statement covering the private placement was declared effective on June 20, 2013 by the SEC, which resolved the contingency regarding the registration statement being declared effective.

As of August 6, 2013, approximately $1,748,000 in gross proceeds are available under the June 21, 2011 shelf registration statement, which may be utilized for future financings. During the next twelve months we anticipate that we will file an additional S-3 shelf registration statement with the SEC for future financings.

Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

4.              Secured Borrowings and Pledged Receivables

Pursuant to an agreement entered into on April 23, 2012 with The Receivables Exchange (“TRE”), an unrelated third party, we have transferred certain accounts receivable to buyers which are accounted for as secured borrowings. The transferred receivables are classified as pledged receivables and our obligation to repurchase the transferred receivables is presented as secured borrowings on the consolidated balance sheet. The carrying value of each secured borrowing approximates 85% of each associated pledged receivable and takes into consideration a 15% holdback provision per the TRE agreement.  The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The interest rate on the secured borrowings was approximately 1.20% for every thirty days outstanding.

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

At June 30, 2013 and December 31, 2012, receivables totaling $743,426 and $1,801,683, respectively, were transferred to buyer, remain uncollected and are subject to repurchase. The secured borrowings totaled $631,912 and $1,537,710 as of June 30, 2013 and December 31, 2012, respectively. We recognized $66,222 and $58,735 of interest expense associated with the secured borrowings for the six-months ended June 30, 2013 and 2012, respectively and $29,141 and $58,735 of interest expense for the three-months ended June 30, 2013 and 2012, respectively.  Proceeds from the transfer of receivables are included in cash provided by operating activities in the consolidated statements of cash flows.  Proceeds from the transfer of pledged receivables were $4,673,508 and $3,894,609 for the six months ended June 30, 2013 and 2012, respectively.  TRE collected $4,041,596 and $3,041,661 of pledged receivables in the six months ended June 30, 2013 and 2012, respectively, which thereby reduced our repurchase obligation and were accounted for as reductions of pledged receivables and secured borrowings on the consolidated balance sheet.  No pledged receivables were repurchased by the Company in the three and six-months ended June 30, 2013 and 2012.

5.              Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and six-month periods ended June 30, 2013, were approximately 114,000 shares and 298,000 shares, respectively, versus 487,000 shares and 748,000 shares for the three-month and six-month periods ended June 30, 2012, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 5,464,000 and 5,181,000 shares were outstanding for the three-month and six-month periods ended June 30, 2013, respectively, versus 2,513,000 and 1,991,000 shares for the three-month and six-month periods ended June 30, 2012, respectively, but have not been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

6.              Share-based Compensation

Wave recognized $668,840 and $1,288,326 of share-based compensation during the three-months ended June 30, 2013 and 2012, respectively, and $1,106,546 and $2,644,078 for the six-month periods ended June 30, 2013 and 2012, respectively.  During the three-month period ended June 30, 2013, Wave granted 69,000 stock options at a weighted-average estimated fair value of $0.80.  During the three-month period ended June 30, 2012, Wave granted 37,745 stock options at a weighted-average estimated fair value of $0.90.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of Sales	$6,655	$12,071	$15,089	$24,065
Selling, General & Administrative	532,789	882,769	834,398	1,854,589
Research & Development	129,396	393,486	257,059	765,424
Total	$668,840	$1,288,326	$1,106,546	$2,644,078

7.              Goodwill and Amortizable Intangible Assets

The following schedule presents the changes in the carrying amount of goodwill during the period ended June 30, 2013:

Balances as of December 31, 2012	$4,038,000
Impairment loss	(2,590,000)
Balances as of June 30, 2013	$1,448,000

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

When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded an impairment charge of $1,615,000 on the developed technology intangible asset during the three-months ended March 31, 2013.  The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above, the Company completed the two step goodwill impairment test for the Safend reporting unit. The step two goodwill impairment test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of approximately $2.6 million during the three-months ended March 31, 2013, which resulted in a $1.4 million remaining carrying value of Safend goodwill. The goodwill impairment charge is included in the impairment of goodwill line item in the consolidated statements of operations for the six-months ended June 30, 2013. The developed technology impairment charge of $1,615,000 is included in the licensing and maintenance-cost of net revenues line item in the consolidated statements of operations for the six-months ended June 30, 2013.

The following schedule presents the details of intangible assets as of June 30, 2013 and December 31, 2012:

June 30, 2013

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,254,056)	$(5,038,100)	$133,844	5.2
In-Process Technology	90,000	—	(90,000)	—	—
Customer Relationships	3,972,000	(601,327)	(1,786,673)	1,584,000	8.2
Trade Name	90,000	(90,000)	—	—	—
Acquired Patents	1,100,000	(696,667)	—	403,333	1.8

	$11,678,000	$(2,642,050)	$(6,914,773)	$2,121,177

December 31, 2012

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,167,900)	$(3,423,100)	$1,835,000	5.8
In-Process Technology	90,000	—	(90,000)	—	—
Customer Relationships	3,972,000	(505,327)	(1,786,673)	1,680,000	8.8
Trade Name	90,000	(90,000)	—	—	—
Acquired Patents	1,100,000	(586,667)	—	513,333	2.4

	$11,678,000	$(2,349,894)	$(5,299,773)	$4,028,333

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

Amortization expense associated with intangible assets was $109,374 and $292,156 for the three and six months ended June 30, 2013, respectively and $406,300 and $809,100 for the three and six months ended June 30, 2012, respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2013	$219
2014	437
2015	291
2016	217
2017	217
Thereafter	740
Total	$2,121

8.     Income Taxes

Wave has not recorded any income tax expense due to the net loss incurred for all periods presented.  Wave has federal and state net operating loss carryforwards of approximately $286.9 million, which expire beginning in 2013 through 2032 and include approximately $7.7 million of net operating loss carryforwards of Safend, Inc., a wholly owned US-based subsidiary of Safend.  Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period.  Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership occurred prior to or following Wave’s initial public offering in September 1994 and in periods following, thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.  In addition, the Company maintains approximately $17 million of operating loss carryforwards associated with Safend, Ltd., an entity in Israel.

9.     Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Safend’s endpoint data loss protection products and services.  These products and services constitute Wave’s reportable segments as of June 30, 2013.

Net losses for reportable segments exclude net interest income (expense) and net currency transaction gains and losses.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s Chief Financial Officer.

The following sets forth reportable segment data:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net Revenues:
EMBASSY® digital security products and services	$5,627,124	$6,118,250	$10,247,910	$11,964,960
Safend endpoint data loss protection products and services	1,115,118	1,643,224	2,288,058	2,778,651
Total Net Revenues	$6,742,242	$7,761,474	$12,535,968	$14,743,611
Operating Loss:
EMBASSY® digital security products and services	$(3,001,360)	$(5,786,603)	$(8,405,277)	$(13,014,558)
Safend endpoint data loss protection products and services	(430,711)	(660,236)	(5,184,013)	(1,766,866)
Total Segments Operating Loss	(3,432,071)	(6,446,839)	(13,589,290)	(14,781,424)
Net currency transaction gain (loss)	(8,363)	(13,812)	(6,732)	9,788
Net interest expense	(49,863)	(60,504)	(108,030)	(62,609)
Net Loss	$(3,490,297)	$(6,521,155)	$(13,704,052)	$(14,834,245)
Impairment of Goodwill:
EMBASSY® digital security products and services	$—	$—	$2,590,000	$—
Safend endpoint data loss protection products and services	—	—	—	—
Total Impairment of Goodwill	$—	$—	$2,590,000	$—
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	$166,954	$180,438	$344,082	$345,855
Safend endpoint data loss protection products and services	64,406	365,293	203,187	726,665
Total Depreciation and Amortization Expense	$231,360	$545,731	$547,269	$1,072,520
Capital Expenditures:
EMBASSY® digital security products and services	33,195	46,947	125,504	81,975
Safend endpoint data loss protection products and services	9,030	8,997	10,644	21,327
Total Capital Expenditures	$42,225	$55,944	$136,148	$103,302

	June 30,	December 31,
	2013	2012
Assets:
EMBASSY® digital security products and services	$5,801,016	$9,695,864
Safend endpoint data loss protection products and services	4,486,375	8,937,294
Total Assets	$10,287,391	$18,633,158

The following table details Wave’s sales by geographic area for the three and six-month periods ended June 30, 2013 and 2012.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended June 30, 2013:
EMBASSY® digital security products and services	$4,078,689	$1,180,565	$367,870	$5,627,124
Safend endpoint data loss protection products and services	427,518	591,071	96,529	1,115,118
Total	$4,506,207	$1,771,636	464,399	$6,742,242
% of Total Revenue	67%	26%	7%	100%
Three months ended June 30, 2012:
EMBASSY® digital security products and services	$5,004,840	$970,610	$142,800	$6,118,250
Safend endpoint data loss protection products and services	606,925	623,786	412,513	1,643,224
Total	$5,611,765	$1,594,396	$555,313	$7,761,474
% of Total Revenue	72%	21%	7%	100%
Six months ended June 30, 2013:
EMBASSY® digital security products and services	7,801,676	1,927,259	518,975	10,247,910
Safend endpoint data loss protection products and services	971,916	1,149,402	166,740	2,288,058
Total	8,773,592	3,076,661	685,715	12,535,968
% of Total Revenue	70%	25%	5%	100%
Six months ended June 30, 2012:
EMBASSY® digital security products and services	10,135,244	1,646,916	182,800	11,964,960
Safend endpoint data loss protection products and services	1,046,910	1,224,070	507,671	2,778,651
Total	11,182,154	2,870,986	690,471	14,743,611
% of Total Revenue	76%	19%	5%	100%

Approximately 90% of all long-lived assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and six-month periods ended June 30, 2013 and 2012 are as follows:

		Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$3,225,452	$4,164,109	$5,683,862	$8,290,098

% of Total Revenue		48%	54%	45%	56%

10.  Issuance of Common Stock

On April 23, 2013, Wave sold 1,585,000 shares of Class A Common Stock at $2.00 per share for gross proceeds of $3,170,000. This financing was completed under a $30,000,000 shelf registration filed with the SEC on June 21, 2011 and declared effective by the SEC on July 22, 2011.  Dawson entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay Dawson a fee equal to 6% of the gross proceeds of this offering.  We realized approximately $2,920,000 in net proceeds after deducting the placement agent fees of $190,200 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. In connection with the financing, we also issued warrants to the subscribers to purchase up to 792,500 shares of Wave Class A Common Stock for $2.48 per share. These warrants expire on October 23, 2018.

During the three-month period ended June 30, 2013, Wave received net proceeds of $1,380,682 after deducting offering costs of approximately $45,000, in connection with the issuance of 840,581 shares of Class A Common Stock in its at the market offerings through MLV.  The shares were sold at prices ranging from $1.52 - $2.68 per share.

On June 1, 2013, Wave issued 132,970 shares of Class A common stock to Wave employees for $1.29 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan.  Wave received proceeds of $171,796 from the sale of these shares.

On March 13, 2013, Wave entered into agreements with certain institutional investors for a private placement of 301,205 shares of its Class A Common Stock at a price of $3.32 per share, yielding gross proceeds of $1,000,000.  Wave agreed to pay Dawson, the placement agent, a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $910,000 in net proceeds after deducting the placement agent fees of $60,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000.  Wave also issued warrants to the subscribers to purchase 150,603 shares of Class A common stock at an exercise price of $3.32 per share.  These warrants expire in October 2018. On March 13, 2013 Wave also entered into a Registration Rights Agreement with the subscribers in which Wave agreed to file a registration statement with the SEC to cover the private placement.  The failure to file the registration statement with the SEC in accordance with the dates outlined in the Registration Rights Agreement triggers liquidated damage payments to the subscribers.  As the payment of liquidated damages did not appear probable at inception of the private placement, Wave did not record any contingent liability as an allocation of the gross proceeds from the private placement.  During the three-months ended June 30, 2013, Wave paid liquidated damages of $40,000 to the subscribers as a result of the failure to file the registration statement with the SEC per the date agreed to in the Registration Rights Agreement.  The $40,000 is included as an expense in Selling, general and administrative expenses in the Statement of Operations.  A registration statement covering the private placement was declared effective on June 20, 2013 by the SEC, which resolved the contingency regarding the registration statement being declared effective.

During the three-month period ended March 31, 2013, Wave received net proceeds of $262,945 after deducting offering costs of approximately $8,700, in connection with the issuance of 94,988 shares of Class A Common Stock in its at the market offerings through MLV.  The shares were sold at prices ranging from $2.80 - $2.92 per share.

During the three-month period ended March 31, 2013, Wave received gross proceeds of $42,039 in connection with the issuance of 12,983 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at $3.24 per share.

11.       Fair Value Measurement

As of June 30, 2013, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($36,807 at June 30, 2013) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

12.  Contingencies

Landmark Ventures, Inc. (“Landmark”) has asserted that Safend Inc. (“Safend USA”), a subsidiary of Safend Ltd. (Wave’s Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the “Consulting Agreement”) which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York, Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000.  Landmark has also named Safend Ltd. and Wave Systems Corp. (“Wave”) as defendants, alleging that both companies are legally responsible for Safend USA’s alleged breaches.  Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety.  On September 4, 2012, the federal district court granted Safend Inc.’s motion to dismiss the Landmark lawsuit and ordered the dismissal of the amended complaint with prejudice.  Landmark thereafter filed a timely notice of appeal to the United States Court of Appeals for the Second Circuit, which affirmed the judgment of the federal district court on March 12, 2013.  Landmark had 90 days to petition the United States Supreme Court for an application to permit an appeal.  Landmark  never exercised their right to petition the United States Supreme Court within the 90 days and as such the case has concluded.

13.  Subsequent Events

On July 24, 2013, the Company received notice from the NASDAQ Listing Qualifications Department that Wave has regained compliance with the minimum $1.00 per share bid price requirement for continued inclusion under NASDAQ Marketplace Rule 5550(a)(2).  Shares of the Company’s Class A Common Stock maintained a closing bid price of at least $1.00 per share for the required ten consecutive days, from July 9 through July 22, 2013.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 28, 2013, our Board of Directors approved a reverse stock split of our common stock at a ratio of 1-for-4, causing each four outstanding shares of Class A common stock and Class B common stock to convert automatically into one share of Class A common stock or Class B common stock, respectively. The par value of Class A common stock and Class B common stock remains $0.01 per share. The reverse split became effective on July 1, 2013.  Stockholders’ equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. Except as otherwise noted, all references to common share and per common share amounts (including warrant shares, shares reserved for issuance and applicable exercise prices) for all periods presented have been retroactively restated to reflect this reverse split.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $3.9 million for the twelve months ending June 30, 2014.

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

Current planned development costs for this product group are expected to be approximately $1.9 million for the twelve months ending June 30, 2014.

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

Current planned development costs for this product group are expected to be approximately $2.8 million for the twelve months ending June 30, 2014.

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

Wave plans to continue to allocate resources toward marketing and sales to promote these products.  Current planned development costs for this product group are expected to be approximately $250,000 for the twelve months ending June 30, 2014.

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

Current planned development costs for this product group are expected to be approximately $3.1 million for the year ending June 30, 2014.

Broadband Media Distribution Services

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of June 30, 2013, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  Wavexpress suspended its TVTonic consumer media service.

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

R&D

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development (“R&D”).  We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, eTMS products and endpoint data loss protection solutions.  For the years ended December 31, 2012, 2011 and 2010, we spent approximately $19.1 million, $16.1 million and $10.3 million, respectively, on R&D activities. Planned development expenditures for the twelve-month period ending June 31, 2014 are expected to be approximately $12 million.

Results of Operations

Since the acquisition of Safend, which occurred on September 22, 2011, we have determined that Safend’s endpoint data loss protection products and services represent a separate segment.  As the 2012 Safend results include a full year of Safend activity, we have prepared our results of operations by segment.  The 2012 results have been restated to conform to this presentation.

EMBASSY® digital security products and services

Three-Months Ended June 30, 2013 and 2012

	Three- Months Ended June 30, 2013	Three-Months Ended June 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance	$5,018,186	$5,717,878	$(699,692)	(12)%
Services	608,938	400,372	208,566	52%
Total Net Revenues	$5,627,124	$6,118,250	$(491,126)	(8)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $700,000, primarily as the result of a decrease in the volume of Dell shipments during the three-months ended June 30, 2013 as compared to the comparable period in 2012.

Services revenue earned during the three-months ended June 30, 2013 and 2012 was from fixed-price modifications to a contract awarded by the United States Department of Defense.

	Three- Months Ended June 30, 2013	Three-Months Ended June 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$361,861	$524,875	$(163,014)	(31)%
Services — cost of net revenues	105,155	74,760	30,395	41%
Selling, general and administrative	6,303,065	7,499,562	(1,196,497)	(16)%
Research and development	1,858,403	3,805,656	(1,947,253)	(51)%
Total operating expenses	$8,628,484	$11,904,853	(3,276,369)	(28)%

The decrease in licensing and maintenance — cost of net revenues during the three-months ended June 30, 2013 as compared to the same period in 2012 was due primarily to (i) a decrease in Wave salaries of approximately $69,000 and (ii) a decrease in tax certificates associated with OEM revenue due to declining OEM shipments of approximately $87,000.

Services — cost of net revenues incurred during the three-months ended June 30, 2013 and 2012 was for work performed on fixed-price modifications to a contract with the United States Department of Defense.

The decrease in selling, general and administrative expense (“SG&A”) expenses during the three-months ended June 30, 2013 as compared to the same period in 2012 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $755,000, (ii) a decrease of approximately $115,000 in travel expenses and (iii) a decrease of approximately $417,000 in Wave’s trade show and marketing expenses.

The activities supported by SG&A expenses include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

The decrease in R&D expenses during the three-months ended June 30, 2013 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $1,300,000 and (ii) a credit of $600,000 related to the completion of funded software development for Dell. In November 2012 Wave received $600,000 from Dell for the performance of certain software development services. The $600,000 received from Dell was deferred as a current liability on the consolidated balance sheet at December 31, 2012 and was offset against research and development expense during the three-month period ended June 30, 2013 upon completion of the software development.

Due to the reasons set forth above, the EMBASSY® digital security products and services segment operating loss to common stockholders for the three-months ended June 30, 2013 was $3,001,360 as compared to $5,786,603 for the comparable period of 2012.

Six-Months Ended June 30, 2013 and 2012

	Six- Months Ended June 30, 2013	Six-Months Ended June 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance	$8,838,972	$11,240,718	$(2,401,746)	(21)%
Services	1,408,938	724,242	684,696	95%
Total Net Revenues	$10,247,910	$11,964,960	$(1,717,050)	(14)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $2,002,000, primarily as the result of a decrease in the volume of Dell shipments and a net decrease in revenue recognized on Wave’s license upgrade sales of approximately $437,000 during the six-months ended June 30, 2013 as compared to the comparable period in 2012.

The decrease in license upgrade revenue of approximately $437,000 recognized on our license upgrade sales was due primarily to a decrease of approximately $392,000 in revenue recognized for an order from one of the world’s leading international oil and gas companies.  The order, which involved tens of thousands of licenses, related software maintenance and consulting services through the end of 2012, was a “large” class order for which VSOE has not yet been achieved. As a result, we recorded the $1.7 million of license and maintenance revenue ratably through the end of 2012.  Beginning in the second quarter of 2012 we also recognized revenue from consulting services for this same customer as the services were completed.  During the three-months ended June 30, 2012 consulting services amounted to approximately $304,000.  For this same customer, we recognized approximately $126,000 during the six-months ended June 30, 2013 for continued maintenance and an additional $575,000 for consulting services.

Services revenue earned during the six-months ended June 30, 2013 and 2012 was from fixed-price modifications to a contract awarded by the United States Department of Defense.

	Six- Months Ended June 30, 2013	Six-Months Ended June 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$866,242	$955,727	$(89,485)	(9)%
Services — cost of net revenues	212,516	136,590	75,926	56%
Selling, general and administrative	12,975,643	16,207,249	(3,231,606)	(20)%
Research and development	4,598,786	7,679,952	(3,081,166)	(40)%
Total operating expenses	$18,653,187	$24,979,518	$(6,326,331)	(25)%

The decrease in licensing and maintenance — cost of net revenues during the six-months ended June 30, 2013 as compared to the same period in 2012 was due primarily to (i) a decrease in Wave salaries of approximately $169,000 and (ii) a decrease in tax certificates associated with OEM revenue due to declining OEM shipments of approximately $100,000 offset by an increase of approximately $180,000 in support costs associated with service arrangements.

Services — cost of net revenues incurred during the six-months ended June 30, 2013 and 2012 was for work performed on fixed-price modifications to a contract with the United States Department of Defense.

The decrease in SG&A expenses during the six-months ended June 30, 2013 and 2012 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $2,099,000, (ii) a decrease of approximately $294,000 in travel expenses, (iii) a decrease of $269,000 in Wave professional services expenses, consisting primarily of consulting, audit and recruitment fees and (iv) a decrease of approximately $585,000 in Wave’s trade show and marketing expenses.

The decrease in R&D expenses during the six-months ended June 30, 2013 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $2,200,000, (ii) a decrease in outsourced engineering totaling approximately $155,000 and (iii) a credit of $600,000 related to the completion of funded software development for Dell. In November 2012 Wave received $600,000 from Dell for the performance of certain software development services. The $600,000 received from Dell was deferred as a current liability on the consolidated balance sheet at December 31, 2012 and was offset against research and development expense during the six-month period ended June 30, 2013 upon completion of the software development.

Due to the reasons set forth above, the EMBASSY® digital security products and services segment operating loss to common stockholders for the six-months ended June 30, 2013 was $8,405,277 as compared to $13,014,558 for the comparable period of 2012.

Safend endpoint data loss security products and services

Three-Months Ended June 30, 2013 and 2012

	Three- Months Ended June 30, 2013	Three-Months Ended June 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance	$1,115,118	$1,643,224	$(528,106)	(32)%
Total Net Revenues	$1,115,118	$1,643,224	$(528,106)	(32)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in license sales and a lower maintenance base during the three-months ended June 30, 2013 compared to the same period in 2012.

	Three- Months Ended June 30, 2013	Three-Months Ended June 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$20,450	$267,862	$(247,412)	(92)%
Selling, general and administrative	471,654	790,629	(318,975)	(40)%
Research and development	1,053,725	1,244,969	(191,244)	(15)%
Total Operating Expenses	$1,545,829	$2,303,460	(757,631)	(33)%

Licensing and maintenance — cost of net revenues, consists primarily of foreign tax withholdings, customer support personnel costs, share-based compensation expense and amortization expense on the developed technology intangible asset.   The decrease in licensing and maintenance — cost of net revenues was due primarily a decrease in amortization expense on the developed technology intangible asset as a result of the accumulated impairment charges to the developed technology intangible asset.  Amortization expense on the developed technology intangible asset was approximately $6,000 for the three-months ended June 30, 2013 as compared to approximately $230,000 for the same period in 2012.

The decrease in SG&A expenses during the three-months ended June 30, 2013 was due primarily to (i) a decrease in Safend salaries and related benefits totaling approximately $228,000, (ii) a decrease of approximately $88,000 in travel expenses, (iii) a decrease of approximately $76,000 in Safend’s amortization expense on the customer relationship intangible asset as the result of the impairment charges to the customer relationship intangible asset in the fourth- quarter of 2012 and first quarter of 2013, (iv) a decrease of approximately $90,000 in office expenses, offset by (iv) an increase of approximately $168,000 in professional service expenses, consisting primarily of fees for an audit of Safend’s financial statements for the period January 1, 2011 through September 21, 2011.

The decrease in R&D expenses during the three-months ended June 30, 2013 was due primarily to (i) a decrease in Safend salaries and related benefits totaling approximately $133,000 and (ii) a decrease of approximately $47,000 in travel expenses.

Due to the reasons set forth above, the Safend endpoint data loss security products and services segment operating loss to common stockholders for the three-months ended June 30, 2013 was $430,711 as compared to $660,236 for the comparable period of 2012.

Six-Months Ended June 30, 2013 and 2012

	Six- Months Ended June 30, 2013	Six-Months Ended June 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance	$2,288,058	$2,778,651	$(490,593)	(18)%
Total Net Revenues	$2,288,058	$2,778,651	$(490,593)	(18)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in license sales and a lower maintenance base during the six-months ended June 30, 2013 compared to the same period in 2012.

	Six- Months Ended June 30, 2013	Six-Months Ended June 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$1,741,668	$526,640	$1,215,028	231%
Selling, general and administrative	978,079	1,630,725	(652,646)	(40)%
Research and development	2,162,324	2,388,152	(225,828)	(9)%
Impairment of goodwill	2,590,000	—	2,590,000	100%
Total operating expenses	7,472,071	$4,545,517	2,926,554	64%

Licensing and maintenance — cost of net revenues, consists primarily of foreign tax withholdings, customer support personnel costs, share-based compensation expense, amortization expense on the developed technology intangible asset and impairment on the developed technology intangible asset.   The increase in licensing and maintenance — cost of net revenues was due primarily to the $1,615,000 impairment on the developed technology intangible asset during the six-months ended June 30, 2013 offset by a decrease in amortization expense on the developed technology intangible asset as a result of the accumulated impairment charges to the developed technology intangible asset.  Amortization expense on the developed technology intangible asset was approximately $86,000 for the six-months ended June 30, 2013 as compared to approximately $456,000 for the same period in 2012.

The decrease in SG&A expenses during the six-months ended June 30, 2013 was due primarily to (i) a decrease in Safend salaries and related benefits totaling approximately $281,000, (ii) a decrease of approximately $152,000 in travel expenses, (iii) a decrease of approximately $152,000 in Safend’s amortization expense on the customer relationship intangible asset as the result of the impairment charge to the customer relationship intangible asset in the fourth quarter of 2012, (iv) a decrease of approximately $106,000 in office expenses, offset by (v) an increase of approximately $129,000 in professional service expenses, consisting primarily of fees for an audit of Safend’s financial statements for the period January 1, 2011 through September 21, 2011.

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

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above, the Company completed the two step goodwill impairment test for the Safend reporting unit. The step two goodwill impairment test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2.6 million, which resulted in a $1.4 million remaining carrying value of Safend goodwill as of June 30, 2013. The goodwill impairment totaling approximately $2.6 million was included in the impairment of goodwill line item in the consolidated statements of operations. The developed technology impairment charge of $1,615,000 is included in the licensing and maintenance—cost of net revenues line item in the consolidated statements of operations.

Due to the reasons set forth above, the Safend endpoint data loss security products and services segment operating loss to common stockholders for the six-months ended June 30, 2013 was $5,184,013 as compared to $1,766,866 for the comparable period of 2012.

Liquidity and Capital Resources

Wave has incurred substantial operating losses since its inception, and as of June 30, 2013, has an accumulated deficit of $410,620,268.  We expect to incur an operating loss for the fiscal year of 2013.  As of June 30, 2013, we had negative working capital of $8,303,967.

Sources and uses of cash

As of June 30, 2013, Wave had $922,299 in cash and cash equivalents.  As of December 31, 2012, Wave had $2,112,769 in cash and cash equivalents.  The decrease in cash and cash equivalents of $1,190,470 resulted from (i) $6,703,428 used in operating activities and (ii) $136,148 used in investing activities for the acquisition of capital assets, offset by $5,649,106 provided by financing activities, primarily from the issuance of shares of our Class A common stock.

Our largest source of operating cash flow is cash collections from our customers.  Cash collections from customers amounted to approximately $14,382,000 and $16,602,000 for the six-months ended June 30, 2013 and 2012, respectively.  The decrease is due primarily to a decrease in billings during the six-months ended

June 30, 2013 compared to the same period in 2012.  Our primary uses of cash in operations are for personnel related expenditures, marketing and other general operating expenses.

Comparison of the periods ended June 30, 2013 and 2012

Cash provided by (used in) operating activities

During the six-months ended June 30, 2013, the amount of cash used in operations was $6,703,428 as compared to $7,651,918 used in operations for the comparable period of 2012.  The fluctuations in cash used in operations were the result of the changes in the net losses in each of the six-months ended June 30, 2013 and 2012, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts.  Additionally, Wave experienced a decrease in cash collected from customers during the six-months ended June 30, 2013 as compared to the same period in 2012 due to a decrease in billings as mentioned above.  Also, the decrease in cash used in operating activities during the six-months ended June 30, 2013 as compared to the comparable period in 2012 resulted from a decrease in cash payments for personnel related expenditures, primarily from a lower average headcount during the six-months ended June 30, 2013 as compared to the comparable period of 2012, and a decrease in payments for professional services.

Cash flows from investing activities

Cash used in investing activities consisted of funds used to acquire capital assets totaling $136,148 and $103,302 for the six-months ended June 30, 2013 and 2012, respectively.  Wave expects to continue to acquire capital assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue for the remainder of 2013 at approximately the same level expended during the six-months ended June 30, 2013.  As a result of higher capital expenditures, net cash used in investing activities increased by $32,846 for the six-months ended June 30, 2013 as compared to the comparable period of 2012.

Cash flows from financing activities

For the six-months ended June 30, 2013, cash provided by financing activities totaled $5,649,106 and consisted of: $2,919,800 after deducting placement agent fees of approximately $190,000 and legal and other expenses of approximately $60,000 from the issuance of 1,585,000 shares of Class A Common Stock associated with the April 23 financing; $910,001 after deducting placement agent fees of approximately $60,000 and legal and other expenses of approximately $30,000 from the issuance of 1,204,820 shares of Class A Common Stock associated with the March 13 private placement; $1,643,627, after deducting offering costs of approximately $54,000, in connection with the issuance of 935,569 shares of Class A Common Stock in its at the market offerings through MLV; $171,796 from the sale of shares pursuant to the Wave 2004 Employee Stock Purchase Plan; and $42,039 of employee stock option exercises offset by $38,157 of payments on a capital lease obligation.  For the six-months ended June 30, 2012, cash provided by financing activities totaled $5,940,758 and consisted of: $5,143,876, after deducting offering costs of approximately $164,000, in connection with the issuance of 898,436 shares of Class A common stock in its at the market offerings through MLV; $291,500 of investor stock warrant exercises related to our 2009 and 2008 financings; $66,497 of employee stock option exercises; and $474,233 from the sale of shares pursuant to the Wave 2004 Employee Stock Purchase Plan offset by $35,348 of payments on a capital lease obligation.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending June 30, 2014 will be approximately $29,000,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of  $922,299 as of June 30, 2013;

•                  collection of receivables; and

•                  additional financings

Wave does not expect to generate enough revenue to fund its cash flow requirements for the twelve-months ending June 30, 2014.  As of June 30, 2013, we had approximately $922,000 of cash on hand.  Given Wave’s forecasted capital requirements for the twelve-months ending June 30, 2014, and our cash balance as of June 30, 2013, Wave will be required to raise additional capital prior to June 30, 2014 to continue to fund its operations.  Wave’s ability to raise additional capital is primarily based on three sources:

•            Sales of registered Class A Common Stock under an existing shelf registration statement;

•            Sales of registered Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC (“MLV”) entered into during January, 2012; and

•            Sales of Class A common Stock through private placements.

On July 25, 2013, Wave sold 1,204,470 shares of Class A Common Stock at $1.27 per share for gross proceeds of $1,529,677.  This financing was completed under a $30,000,000 shelf registration filed with the SEC on June 21, 2011 and was declared effective by the Commission on July 22, 2011 (the shelf registration statement). SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering.  We realized approximately $1,408,000 in net proceeds after deducting the placement agent fees of approximately $92,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000.  In connection with the financing, we also issued warrants to SRA to purchase up to 72,268 shares of Wave Class A Common Stock for $1.27 per share.  These warrants expire on July 25, 2016.

As of August 6, 2013, approximately $1,748,000 in gross proceeds are available under the shelf registration statement, which may be utilized for future financings. During the next twelve months we anticipate that we will file an additional S-3 shelf registration statement with the SEC for future financings.

Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

As noted above, we have transferred certain accounts receivable to buyers through TRE that are accounted for as secured borrowings because we are required to repurchase the pledged receivables under certain circumstances in case of specific defaults by our customers as set forth in the program terms.  The carrying value of each secured borrowing approximates 85% of each associated pledged receivable taking into consideration a 15% holdback provision per the TRE agreement.  The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The interest rate on the secured borrowings was approximately 1.20% for every thirty days outstanding.

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software and Safend’s data loss protection through distribution arrangements with its OEM partners.  In addition, Wave received revenues from software development and other services.  As noted above, total cash received from all revenue sources for the six-months ended June 30, 2013 was approximately $14,382,000 versus approximately $16,602,000 for the comparable period of 2012.

During 2013, Wave expanded its distribution channel, highlighted by strategic agreements with Infodat Technologies in India; TechSearch Corp. in Korea; Bangkok Systems & Software in Thailand; QWAED Technologies in Saudi Arabia; KEDU IT Infrastructure in Dubai; Intelligent Decisions in the United States of America; Axiad IDS in the United States of America and Infinigate Deutschland GmbH in Germany, Austria and the UK.  These new distribution partners are now authorized to offer their customers Wave’s solutions for data protection, data loss prevention, authentication, security compliance and malware protection.

During February 2013, Wave announced the development of enterprise-grade management and security on the newest generation of tablets running Microsoft’s Windows 8 operating system through its Wave Mobility Pro-Tablet Edition product offering. Wave-managed Windows 8 tablets can address many of the mobile security and support issues that have plagued IT departments since the Bring Your Own Device trend emerged. Wave provides support that can fully leverage the Trusted Computing infrastructure that is part of every Windows 8 device, ensuring that the full security benefit of the platform can be realized. Additionally, Wave solutions can leverage the security hardware built in by the factory that can establish that the device is free of changes caused by malware and to keep data secure.  During May 2013, Wave signed a global distribution agreement with Fujitsu America.  It is expected that Fujitsu will emphasize the availability of Wave Mobility Pro-Tablet Edition.

During December 2012, we received a $1.7 million maintenance renewal from BASF for our ERAS software to manage laptop computers with self-encrypting drives. The renewal is for a three year term ending on December 31, 2015.  As a result, we expect to record $1.7 million as revenue ratably beginning in 2013 through the end of 2015.

During July 2012, Wave entered into a worldwide distribution agreement with Lenovo, the world’s second-largest PC company, under which Lenovo will offer Wave’s security solutions on a resale basis and through its channel partners.  Also, during July 2012, Wave signed a Basic Ordering Agreement (BOA) with the NATO Communications and Information Agency (NCI Agency). The BOA provides the framework for all 28 member countries (which includes the United States European Command (EUCOM)) to access Wave’s complete portfolio of trusted computing security solutions. Under the agreement, Wave is entitled to compete on bids pertaining to the company’s areas of expertise.  A BOA is the primary part in a two-stage contracting procedure, whereby the contract is negotiated and placed with a supplier for specific types of products. It serves as a written instrument of understanding, negotiated between the NCI Agency and Wave that includes terms and clauses applicable to future task order awards, a description of supplies or services to be provided and methodology for pricing, issuing and delivering future task orders.  No orders have yet been placed under the BOA.

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

At June 30, 2013, as a result of establishing VSOE for the fair value of each undelivered element for our software and maintenance services for our small customer class effective January 1, 2011, our deferred revenue consists primarily of the unamortized balance of maintenance and arrangements where VSOE does not exist — orders from our large class customers.  For arrangements where VSOE for the fair value of each undelivered element does not exist, our license and maintenance sales are recorded as deferred revenue and then recognized over the maintenance period which is typically a 365-day period.  The current portion of deferred revenue increased $180,723 (to $6,129,810 from $5,949,087) at June 30, 2013 versus December 31, 2012.  Wave recognized approximately $5,693,000 and $3,842,000 of license upgrade revenue during the six-months ended June 30, 2013 and 2012, respectively.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending June 30, 2014, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending June 30, 2014.  Subsequent to June 30, 2013 and as of August 9, 2013 these activities have included the sale of approximately 808,000 shares of our common stock in at the market offerings through MLV, raising net proceeds of approximately $1.1 million after deducting issuance costs of approximately $36,000, and the sale of approximately 1.2 million shares of our common stock on July 25, 2013, raising net proceeds of approximately $1.4 million after deducting issuance costs of approximately $122,000.

We will be required to sell additional shares of common stock or preferred stock or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending June 30, 2014.  The availability and amount of any such financings are unknown at this time. Based upon the available cash currently on hand, including the net proceeds from the financing completed on July 25, 2013 and the subsequent at the market offerings through MLV, if we meet our current revenue and expenditure forecast for the twelve-months ending June 30, 2014 (both of which are uncertain), we estimate that we will need at least $3,000,000 in additional cash in order to continue as a going concern for the next twelve-months ending June 30, 2014.  The foregoing is based on meeting our current revenue forecast for both Dell and non-Dell revenues for the twelve-months ending June 30, 2014.  While the foregoing assumes current shipment volumes, which have continued to decline over the past year from historic amounts, our contract with Dell contains no guaranteed minimum royalties or minimum shipment volume requirements.   Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by June 30, 2014 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond June 30, 2014.  The challenges presented by the current economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (“OCS”) for the financing of a portion of its research and development expenditures in Israel.  Safend’s repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments.  Wave determined the fair value of this liability to be $4,043,000 at September 22, 2011.  At June 30, 2013 and December 31, 2012, the liability amounted to $4,661,733 and $4,696,129, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and accretion of the discount.

Wave has a capitalized lease obligation for computer equipment due July 2013 of $6,501 and $44,658 as of June 30, 2013 and December 31, 2012, respectively.  The interest rate is 7.7% per annum.  This lease obligation is collateralized by the related assets with a net book value of $-0- as of June 30, 2013 reflecting an impairment charge recorded during 2008 due to the suspension of Wavexpress’ TVTonic consumer media services on December 1, 2008.

Wave has no significant long-term contractual obligations other than with respect to the capitalized lease and royalty obligations described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Capital lease commitment	$6,501	$—	$—	$—	$6,501
Operating leases commitments	864,873	1,291,657	74,796	—	2,231,326
Total commitments	$871,374	$1,291,657	$74,796	$—	$2,237,827

Net operating and capital loss carryforwards

As of December 31, 2012, Wave had available net operating loss carryforwards for Federal income tax purposes of approximately $286.9 million, inclusive of approximately $7.7 million of Safend, Inc., a U.S.-based subsidiary of Safend, which expire beginning in 2013 through 2032.  Because of the “change in ownership” provisions of the Tax Reform Act of 1986, our net operating loss carryforwards may be subject to an annual limitation on the utilization of these carryforwards against taxable income in future periods if a cumulative change in ownership of more than 50 percent of Wave occurs within any three-year period.  We have made no determination concerning whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, we believe that it is likely that such a change in ownership occurred prior to or following the completion of our initial public offering in September 1994 and in periods following.  As a result, all of the utilization of our net operating losses is likely to be subject to annual limitations.   In addition, the Company maintains approximately $17 million of operating loss carryforwards associated with Safend, Ltd., and entity in Israel.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The exposure to market risk associated with interest rate-sensitive instruments is not material.  Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4. Controls and Procedures

a)    Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, and due to the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)    Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2013, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c)     Remediation Efforts

In the six-months ended June 30, 2013, we are continuing to implement the following measures, originally described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013, to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the remaining quarters of 2013:

•ensure that we utilize sufficient accounting personnel and/or consulting resources with appropriate expertise in the evaluation of significant, complex accounting matters and to evaluate and determine the manner in which the matters  affect our financial statements,

•organize and design our internal review and evaluation process to include more formal management and audit committee oversight of the methods and review procedures utilized and the conclusions reached, including for purposes of evaluating and ensuring sufficiency of accounting resources, and

•appropriately document and evidence the financial review conducted, the internal reporting and evaluation measures  undertaken and the material conclusions reached by our finance department.

d)    Remediation Plans

We have made no significant changes in our remediation plans during the six-months ended June 30, 2013 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Landmark Ventures, Inc. (“Landmark”) has asserted that Safend Inc. (“Safend USA”), a subsidiary of Safend Ltd. (Wave’s Israeli subsidiary), has breached a consulting agreement between Landmark and Safend USA (the “Consulting Agreement”) which was terminated by Safend USA in July of 2011. According to an amended complaint filed in January 2012 by Landmark in the federal district court in New York,  Safend USA (a) owes unspecified amounts to Landmark and (b) violated a provision of the Consulting Agreement by working with a former Landmark employee, resulting in damages of no less than $5,000,000.  Landmark has also named Safend Ltd. and Wave Systems Corp. (“Wave”) as defendants, alleging that both companies are legally responsible for Safend USA’s alleged breaches.  Safend USA, Safend Ltd. and Wave have moved to dismiss the Landmark amended complaint in its entirety.  On September 4, 2012, the federal district court granted Safend Inc.’s motion to dismiss the Landmark lawsuit and ordered the dismissal of the amended complaint with prejudice.  Landmark thereafter filed a timely notice of appeal to the United States Court of Appeals for the Second Circuit, which affirmed the judgment of the federal district court on March 12, 2013.  Landmark had 90 days to petition the United States Supreme Court for an application to permit an appeal.  Landmark  never exercised their right to petition the United States Supreme Court within the 90 days and as such the case has concluded.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  Our management identified a material weakness in our internal control over financial reporting as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management as of December 31, 2012 related to our failure to maintain sufficient professional accounting resources to effectively execute our internal controls and procedures over significant, complex accounting matters.  See “Item 9A - Management’s annual report on internal control over financial reporting” included in the December 31, 2012 Form 10-K filed on March 18, 2013 for further information.  In addition, based on an evaluation of our disclosure controls and procedures as of June 30, 2013, and due to the material weakness in our internal control over financial reporting described above, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.  See “Part I — Item 4 — Controls and Procedures” of this Form 10-Q.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the six-months ended June 30, 2013 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of June 30, 2013, we had an accumulated deficit of approximately $410.6 million and negative working capital of approximately $8.3 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 45% of our revenue for the six-month period ended June 30, 2013.  If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations as discussed below.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues.  Dell accounted for approximately 45% of our revenue for the six-months ended June 30, 2013. From time to time Dell updates its hardware platforms with new security solutions packages.  Our bundled software has been included on Dell platforms since 2006 (including on the Dell Data Protection Access solution (DDPA) that is currently shipping).   On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms expected to begin shipping later this year.  As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on new and future Dell platforms and that it plans to continue to include our bundled software with Dell hardware platforms that are currently shipping.  However, Dell has not communicated to us any decisions regarding the next platform and we have no assurance that our software will be included in Dell’s new or future platforms.  If we are not successful in continuing to sell our technologies with Dell’s new and future platforms, this could have a material adverse impact on our revenues in years after 2013.

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

An increasing number of market entrants have introduced or are developing products and services that compete with Wave’s. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave’s potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, CA, Verisign, Inc., Entrust, Inc., Utimaco (acquired by Sophos), PGP (acquired by Symantec), Credant, SafeBoot (acquired by McAfee), SafeNet, WinMagic, Secude (acquired by SAP) and GuardianEdge (acquired by Symantec) and major systems integrators such as IBM, HP and EDS.  In addition, Wave competes with other client security applications companies that are developing trusted computing applications including Softex Incorporated, Phoenix Technologies Ltd., Infineon Technologies AG and Microsoft.

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

Our ability to realize the anticipated benefits of our acquisition of Safend will depend, in part, on our ability to integrate the business of Safend successfully and efficiently with our business. The combination of two independent companies is a complex, costly and time-consuming process. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, preclude realization of the full benefits expected by us. If we are not successful in this integration, our financial results could be adversely impacted. Our management will be required to dedicate significant time and effort to this integration process, which could divert their attention from other business concerns. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other relationships, a loss of key employees, and diversion of management’s attention, and may cause our stock price to decline. The difficulties of combining the operations of the two companies include, among others:

•challenges associated with minimizing the diversion of management attention from ongoing business concerns;

•addressing differences in the business cultures of Wave and Safend;

•coordinating geographically separate organizations which may be subject to additional complications resulting from being geographically distant from our other operations;

•coordinating and combining international operations, information systems, relationships, and facilities, and eliminating duplicative operations;

•retaining key employees and maintaining employee morale;

•unanticipated changes in general business or market conditions that might interfere with our ability to carry out all of its integration plans; and

•preserving important strategic and customer relationships.

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: August 8, 2013	By:	/s/ Steven K. Sprague
	Name:	Steven K. Sprague
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2013	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)