Form 10-Q
period 2013-09-30
WAVE SYSTEMS CORP
filed 2013-11-08
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 6, 2013: 33,330,615 shares of Class A Common Stock and 8,885 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2013

PART I -FINANCIAL INFORMATION

Item 1.Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$1,845,550	$2,112,769
Accounts receivable, net of allowance for doubtful accounts of $-0- at September 30, 2013 and December 31, 2012	3,875,367	5,034,422
Pledged receivables	622,938	1,801,683
Prepaid expenses and other current assets	594,297	421,769
Total current assets	6,938,152	9,370,643
Property and equipment, net	676,325	871,568
Amortizable intangible assets, net	2,736,596	4,028,333
Goodwill	1,448,000	4,038,000
Other assets	236,107	324,614
Total Assets	12,035,180	18,633,158
Liabilities and Stockholders’ Deficit
Current Liabilities:
Secured borrowings	529,497	1,537,710
Accounts payable and accrued expenses	6,306,378	7,570,723
Current portion of capital lease payable	—	44,658
Deferred revenue	7,063,806	5,949,087
Total current liabilities	13,899,681	15,102,178
Other long-term liabilities	81,036	97,996
Royalty liability	4,489,279	4,486,129
Long-term deferred revenue	1,355,940	1,812,312
Total liabilities	19,825,936	21,498,615
Stockholders’ Deficit:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 32,658,879 shares issued and outstanding in 2013 and 26,251,968 in 2012	326,589	262,520
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 8,885 shares issued and outstanding in 2013 and 2012	89	89
Capital in excess of par value	405,446,657	393,788,150
Accumulated deficit	(413,564,091)	(396,916,216)
Total Stockholders’ Deficit	(7,790,756)	(2,865,457)
Total Liabilities and Stockholders’ Deficit	$12,035,180	$18,633,158

All shares and per share data presented in these consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues:
Licensing and maintenance	$5,851,325	$6,930,724	$16,978,355	$20,950,093
Services	400,000	39,539	1,808,938	763,781
Total net revenues	6,251,325	6,970,263	18,787,293	21,713,874
Operating expenses:
Licensing and maintenance — cost of net revenues	406,051	729,688	3,105,961	2,212,055
Services — cost of net revenues	65,149	7,521	277,665	144,111
Selling, general and administrative	6,181802	7,513,373	20,043,524	25,351,347
Research and development	2,493,354	4,793,453	9,254,464	14,861,557
Impairment of goodwill	—	—	2,590,000	—
Total operating expenses	9,146,356	13,044,035	35,271,614	42,569,070
Operating loss	(2,895,031)	(6,073,772)	(16,484,321)	(20,855,196)
Other income (expense):
Net currency transaction gain (loss)	(5,626)	1,965	(12,358)	11,753
Net interest expense	(43,166)	(36,685)	(151,196)	(99,294)
Total other income (expense)	(48,792)	(34,720)	(163,554)	(87,541)
Net loss	$(2,943,823)	$(6,108,492)	$(16,647,875)	$(20,942,737)
Loss per common share — basic and diluted	$(0.09)	$(0.25)	$(0.58)	$(0.90)
Weighted average number of common shares outstanding during the period	31,132,377	24,496,793	28,609,207	23,396,431

All shares and per share data presented in these consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance as of December 31, 2012	26,251,968	$262,520	8,889	$89	$393,788,150	$(396,916,216)	$(2,865,457)
Net loss	—	—	—	—	—	(16,647,875)	(16,647,875)
Issuance of Class A Common Stock at prices ranging from $1.00 to $2.90 per share, less issuance costs of $137,696	2,797,929	27,979	—	—	4,124,224	—	4,152,203
Issuance of Class A Common Stock at $2.00 per share, less issuance costs of $250,200	1,585,000	15,850	—	—	2,903,950	—	2,919,800
Issuance of Class A Common Stock at $1.27 per share, less issuance costs of $121,781	1,204,470	12,045	—	—	1,395,851	—	1,407,896
Private placement of Class A Common Stock at $3.32 per share, less issuance costs of $90,000	301,205	3,012	—	—	906,989	—	910,001
Employee stock options exercised at $3.24 per share	12,983	130	—	—	41,909	—	42,039
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $1.29	132,970	1,329	—	—	170,467	—	171,796
Issuance of Class A Common Stock for developed technology at $1.34	372,578	3,726	—	—	496,274	—	500,000
Fractional shares paid out in connection with reverse stock split	(224)	(2)	(4)	—	(272)	—	(274)
Stock based compensation	—	—	—	—	1,619,115	—	1,619,115
Balance as of September 30, 2013	32,658,879	$326,589	8,885	$89	$405,446,657	$(413,564,091)	$(7,790,756)

All shares and per share data presented in these consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(16,647,875)	$(20,942,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	763,840	1,611,521
Compensation associated with issuance of stock options	1,619,115	3,987,588
Impairment of goodwill and intangible assets	4,205,000	—
Accretion of royalty liability	61,050	—
Changes in assets and liabilities:
Decrease in accounts receivable	1,329,587	4,434,808
Increase in prepaid expenses and other current assets	(172,528)	(63,158)
Decrease in other assets	88,507	11,214
(Decrease) increase in accounts payable and accrued expenses	(1,218,345)	622,443
Increase (decrease) in deferred revenue	658,347	(1,975,963)
(Decrease) increase in royalty liability	(103,900)	116,103
(Decrease) increase in other long-term liabilities	(16,960)	27,686
Net cash used in operating activities	(9,434,162)	(12,170,495)

Cash flows from investing activities:
Acquisition of property and equipment	(165,860)	(145,197)
Internal-use software development costs	(226,000)	—
Net cash used in investing activities	(391,860)	(145,197)

Cash flows from financing activities:
Payments on capital lease obligation	(44,658)	(53,536)
Proceeds from employee stock purchase plan	171,796	474,233
Proceeds from exercise of warrants	—	320,500
Proceeds from employee stock option exercises	42,039	79,503
Net proceeds from issuance of common stock	9,389,626	10,273,003
Net cash provided by financing activities	9,558,803	11,093,703

Net decrease in cash and cash equivalents	(267,219)	(1,221,989)

Cash and cash equivalents at beginning of period	2,112,769	3,385,035

Cash and cash equivalents at end of period	$1,845,550	$2,163,046

Supplemental cash flow information:
Non-cash financing activities:
Issuance of common stock for developed technology	$500,000	$—
Cashless exercise of warrants	$—	$404
Cash paid during the period for:
Interest	$97,308	$89,100

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2013 and 2012

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. as of September 30, 2013 and December 31, 2012, its results of operations for the three-month and nine-month periods ended September 30, 2013 and 2012, its changes in stockholder’s deficit for the nine-month period ended September 30, 2013, and its cash flows for the nine-month periods ended September 30, 2013 and 2012.  Such financial statements have been prepared in accordance with United States generally accepted accounting principles and the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2012, included in its Form 10-K filed on March 18, 2013.  The results of operations for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the operating results for the full year or any future periods.

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

Licenses

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners, software development and other services.  Wave’s distribution arrangements also gives rise to separate software license upgrade agreements with the end users of the products distributed by the OEMs.  Wave applies software revenue recognition guidance to all transactions except those where no software is involved.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  Persuasive evidence is generally a binding purchase order or license agreement.  Delivery occurs when product is shipped, for its OEM distribution arrangements, or delivered via a license key, for our license upgrade agreements.

Wave enters into perpetual software license agreements, through direct sales to customers and indirect sales through its OEM partners, distributors and resellers with the end users of the products distributed by the OEMs.  Wave has defined its two classes of end user customers as large and small based on those with orders in excess of 5,000 licenses and those with less than 5,000 licenses, respectively.  These license upgrade agreements generally include a maintenance component.  For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence (“VSOE”) of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as license revenue.  VSOE of fair value is based upon the price for which the undelivered element is sold separately.

Beginning in the quarter ended March 31, 2011, Wave had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for its small class of customers.  Through September 30, 2013, Wave continues to lack sufficient independent maintenance renewals to establish VSOE for its large customer class.  As a result, beginning in the quarter ended March 31, 2011, for the small customer class, Wave has allocated the arrangement consideration to the elements in multi-element arrangements using the residual method.  Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is still the case for Wave’s large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing and maintenance revenue.  At September 30, 2013, Wave’s deferred revenue consists of the unamortized maintenance for sales to its small class of customers and bundled license and maintenance arrangements where VSOE does not exist.

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

Safend has VSOE of fair value of maintenance for its Encryptor and Protector products.  As a result Safend allocates the arrangement consideration among the elements in its multi-element arrangements using the residual method.  Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.  When VSOE of fair value for the undelivered elements does not exist, as is still the case for maintenance for its Safend’s Inspector, Discover, Reporter and Auditor products, the entire arrangement fee is recognized ratably over the performance period as licensing and maintenance revenue.

Licensing and maintenance - cost of net revenues includes customer support personnel costs, foreign tax withholdings, amortization expense of the developed technology intangible asset, costs associated with providing consulting services and related share-based compensation expense.

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

Services - cost of net revenues includes non-recurring government time and materials costs incurred in connection with a contract with the United States Department of Defense and related share-based compensation expense.

Capitalized internal-use software development costs - The Company follows the provisions of ASC Topic 350-40, Intangibles Goodwill and Other—Internal Use Software.  ASC Topic 350-40 provides guidance for determining whether computer software is internal-use software and also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use.  These capitalized costs are related to Wave’s cloud platform that is hosted by the Company and accessed by its clients on a subscription basis.  The Company expenses all costs incurred during the preliminary project stage of development and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred.  The Company records amortization of the software on a straight-line basis over five years, which is the estimated useful life of the software.  At each balance sheet date, management evaluates the unamortized capitalized software costs for potential impairment by comparing the balance to the net realizable value of the products. The Company capitalized $726,000 of software development costs during the nine-months ended September 30, 2013.  Amortization expense associated with capitalized internal-use software development costs was $1,210 for the three and nine-months ended September 30, 2013.

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

Reclassifications - Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications include:  (i) $105,000 and $210,000 reclassifications of support expense from selling, general and administrative expense to licensing and maintenance – cost of net revenue for the three and nine-months ended September 30, 2012, respectively and (ii) $229,500 and $685,000 reclassifications of amortization on the developed technology intangible asset from selling, general and administrative expense to licensing and maintenance – cost of net revenues for the three and nine-months ended September 30, 2012, respectively.

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

3.              Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has had substantial operating losses since its inception, and as of September 30, 2013, had an accumulated deficit of $413,564,091.  We also expect Wave will incur an operating loss for the fiscal year 2013.  As of September 30, 2013, we had negative working capital of $6,961,529.

Wave does not expect to generate enough revenue to fund its cash flow requirements for the twelve-months ending September 30, 2014.  As of September 30, 2013, we had approximately $1,846,000 of cash on hand.  Given Wave’s forecasted capital requirements for the twelve-months ending September 30, 2014, and our cash balance as of September 30, 2013, Wave will be required to raise additional capital prior to September 30, 2014 to continue to fund its operations.  Wave’s ability to raise additional capital is primarily based on three sources:

•            Sales of registered Class A Common Stock under shelf registration statements including a $30,000,000 shelf registration statement filed with the SEC on June 21, 2011 and declared effective by the Commission on July 22, 2011 (“2011 shelf registration statement”) and a $20,000,000 shelf registration statement filed with the SEC on August 9, 2013 and declared effective by the Commission on September 12, 2013 (“2013 shelf registration statement”);

•            Sales of registered Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC (“MLV”) entered into during January, 2012.  The At the Market Sales Agreement was amended on September 19, 2013 to authorize the issuance and sale of shares of the Company’s Class A Common Stock under the At the Market Sales Agreement for aggregate gross sales proceeds of up to $15,000,000 in connection with the 2013 shelf registration statement ; and

•            Sales of Class A Common Stock through private placements.

During the nine-month period ended September 30, 2013, Wave sold 2,797,929 shares of its Class A common stock through it’s At the Market Sales Agreement with MLV at an average price of $1.53 per share, for net proceeds of approximately $4,152,000 after deducting offering costs of approximately $138,000.   Subsequent to September 30, 2013, Wave sold 671,736 shares of its Class A common stock through MLV at an average price of $1.37 per share, for net proceeds of approximately $892,000 after deducting offering costs of approximately $30,000.   As of November 6, 2013, Wave has sold a total of approximately 5.4 million shares of its common stock through MLV, raising net proceeds of approximately $14.1 million after deducting offering costs of approximately $457,000.

On July 25, 2013, Wave sold 1,204,470 shares of Class A Common Stock at $1.27 per share for gross proceeds of $1,529,677.  This financing was completed under the 2011 shelf registration statement. Security Research Associates, Inc. (“SRA”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering.  We realized approximately $1,408,000 in net proceeds after deducting the placement agent fees of approximately $92,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000.  In connection with the financing, we also issued warrants to SRA to purchase up to 72,268 shares of Wave Class A Common Stock for $1.27 per share.  These warrants expire on July 25, 2016.

On April 23, 2013, Wave sold 1,585,000 shares of Class A Common Stock at $2.00 per share for gross proceeds of $3,170,000. This financing was completed under the 2011 shelf registration statement.  Dawson James Securities, Inc. (“Dawson”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay Dawson a fee equal to 6% of the gross proceeds of this offering.  We realized approximately $2,920,000 in net proceeds after deducting the placement agent fees of $190,200 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. In connection with the financing, we also issued warrants to the subscribers to purchase up to 792,500 shares of Wave Class A Common Stock for $2.48 per share. These warrants expire on October 23, 2018.

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

As of November 6, 2013 there are no gross proceeds available under the 2011 shelf registration statement.  As of November 6, 2013, approximately $19,276,000 in gross proceeds are available under the 2013 shelf registration statement including approximately $14,276,000 allocated to the At the Market Sales Agreement with MLV, which may be utilized for future financings.

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

At September 30, 2013 and December 31, 2012, receivables totaling $622,938 and $1,801,683, respectively, were transferred to buyer, remain uncollected and are subject to repurchase. The secured borrowings totaled $529,497 and $1,537,710 as of September 30, 2013 and December 31, 2012, respectively. We recognized $88,996 and $35,244 of interest expense associated with the secured borrowings for the nine-months ended September 30, 2013 and 2012, respectively and $22,775 and $35,244 of interest expense for the three-months ended September 30, 2013 and 2012, respectively.  Proceeds from the transfer of receivables are included in cash provided by operating activities in the consolidated statements of cash flows.  Proceeds from the transfer of pledged receivables were $6,886,188 and $7,171,367 for the nine months ended September 30, 2013 and 2012, respectively.  TRE collected $6,356,691 and $6,499,260 of pledged receivables in the nine months ended September 30, 2013 and 2012, respectively, which thereby reduced our repurchase obligation and were accounted for as reductions of pledged receivables and secured borrowings on the consolidated balance sheet.  No pledged receivables were repurchased by the Company in the three and nine-months ended September 30, 2013 and 2012.

5.              Loss per Share

Basic net loss per common share has been calculated based upon the weighted-average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month and nine-month periods ended September 30, 2013, were approximately 4,000 shares and 141,000 shares, respectively, versus 342,000 shares and 814,000 shares for the three-month and nine-month periods ended September 30, 2012, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 5,983,000 and 5,486,000 shares were outstanding for the three-month and nine-month periods ended  September 30, 2013, respectively, versus 2,625,000 and 1,981,000 shares for the three-month and nine-month periods ended September 30, 2012, respectively, but have not been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

6.              Share-based Compensation

Wave recognized $512,569 and $1,343,510 of share-based compensation during the three-months ended September 30, 2013 and 2012, respectively, and $1,619,115 and $3,987,588 for the nine-month periods ended September 30, 2013 and 2012, respectively.  During the three-month period ended September 30, 2013, Wave granted 14,910 stock options at a weighted-average estimated fair value of $0.92.  During the three-month period ended September 30, 2012, Wave granted 25,275 stock options at a weighted-average estimated fair value of $1.76.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of Sales	$6,494	$12,115	$21,583	$36,181
Selling, General & Administrative	368,358	951,452	1,202,756	2,806,040
Research & Development	137,717	379,943	394,776	1,145,367
Total	$512,569	$1,343,510	$1,619,115	$3,987,588

7.              Goodwill and Amortizable Intangible Assets

The following schedule presents the changes in the carrying amount of goodwill during the period ended September 30, 2013:

Balance as of December 31, 2012	$4,038,000
Impairment loss	(2,590,000)
Balance as of September 30, 2013	$1,448,000

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

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above, the Company completed the two step goodwill impairment test for the Safend reporting unit. The step two goodwill impairment test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of approximately $2.6 million during the three-months ended March 31, 2013, which resulted in a $1.4 million remaining carrying value of Safend goodwill. The goodwill impairment charge is included in the impairment of goodwill line item in the consolidated statements of operations for the nine-months ended September 30, 2013. The developed technology impairment charge of $1,615,000 is included in the licensing and maintenance - cost of net revenues line item in the consolidated statements of operations for the nine-months ended September 30, 2013.

The following schedule presents the details of intangible assets as of September 30, 2013 and December 31, 2012:

September 30, 2013

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,260,429)	$(5,038,100)	$127,471	4.9
In-Process Technology	90,000	—	(90,000)	—	—
Customer Relationships	3,972,000	(649,326)	(1,786,673)	1,536,001	7.9
Trade Name	90,000	(90,000)	—	—	—
Internal-use software	726,000	(1,210)	—	724,790	4.9
Acquired Patents	1,100,000	(751,666)	—	348,334	1.5

	$12,404,000	$(2,752,631)	$(6,914,773)	$2,736,596

December 31, 2012

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,167,900)	$(3,423,100)	$1,835,000	5.8
In-Process Technology	90,000	—	(90,000)	—	—
Customer Relationships	3,972,000	(505,327)	(1,786,673)	1,680,000	8.8
Trade Name	90,000	(90,000)	—	—	—
Acquired Patents	1,100,000	(586,667)	—	513,333	2.4

	$11,678,000	$(2,349,894)	$(5,299,773)	$4,028,333

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

Amortization expense associated with intangible assets was $111,794 and $402,740 for the three and nine months ended September 30, 2013, respectively and $405,300 and $1,213,400 for the three and nine months ended September 30, 2012, respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2013	$146
2014	583
2015	436
2016	363
2017	363
Thereafter	846
Total	$2,737

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

9.     Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Safend’s endpoint data loss protection products and services.  These products and services constitute Wave’s reportable segments as of September 30, 2013.

Net losses for reportable segments exclude net interest income (expense) and net currency transaction gains and losses.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s Chief Financial Officer.

The following sets forth reportable segment data:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net Revenues:
EMBASSY® digital security products and services	$4,976,696	$5,492,296	$15,224,606	$17,457,256
Safend endpoint data loss protection products and services	1,274,629	1,477,967	3,562,687	4,256,618
Total Net Revenues	$6,251,325	$6,970,263	$18,787,293	$21,713,874
Operating Income (Loss):
EMBASSY® digital security products and services	$(3,117,522)	$(5,735,569)	$(11,522,799)	$(18,750,127)
Safend endpoint data loss protection products and services	222,491	(338,203)	(4,961,522)	(2,105,069)
Total Segments Operating Loss	(2,895,031)	(6,073,772)	(16,484,321)	(20,855,196)
Net currency transaction gain (loss)	(5,626)	1,965	(12,358)	11,753
Net interest expense	(43,166)	(36,685)	(151,196)	(99,294)
Net Loss	$(2,943,823)	$(6,108,492)	$(16,647,875)	$(20,942,737)
Impairment of Goodwill:
EMBASSY® digital security products and services	$—	$—	$—	$—
Safend endpoint data loss protection products and services	—	—	2,590,000	—
Total Impairment of Goodwill	$—	$—	$2,590,000	$—
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	$152,884	$180,276	$496,967	$526,131
Safend endpoint data loss protection products and services	63,686	358,725	266,873	1,085,390
Total Depreciation and Amortization Expense	$216,570	$539,001	$763,840	$1,611,521
Capital Expenditures:
EMBASSY® digital security products and services	$21,150	31,129	$146,654	113,104
Safend endpoint data loss protection products and services	8,562	10,766	19,206	32,093
Total Capital Expenditures	$29,712	$41,895	$165,860	$145,197

	September 30,	December 31,
	2013	2012
Assets:
EMBASSY® digital security products and services	$7,711,035	$9,695,864
Safend endpoint data loss protection products and services	4,324,145	8,937,294
Total Assets	$12,035,180	$18,633,158

The following table details Wave’s sales by geographic area for the three and nine-month periods ended September 30, 2013 and 2012. Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended September 30, 2013:
EMBASSY® digital security products and services	$3,561,621	$1,061,969	$353,106	$4,976,696
Safend endpoint data loss protection products and services	561,648	616,707	96,274	1,274,629
Total	$4,123,269	$1,678,676	$449,380	$6,251,325
% of Total Revenue	66%	27%	7%	100%
Three months ended September 30, 2012:
EMBASSY® digital security products and services	$4,313,354	$1,025,554	$153,388	$5,492,296
Safend endpoint data loss protection products and services	756,670	629,442	91,855	1,477,967
Total	$5,070,024	$1,654,996	$245,243	$6,970,263
% of Total Revenue	73%	24%	3%	100%

Nine months ended September 30, 2013:
EMBASSY® digital security products and services	$11,363,297	$2,989,228	$872,081	$15,224,606
Safend endpoint data loss protection products and services	1,533,564	1,766,108	263,015	3,562,687
Total	$12,896,861	$4,755,336	$1,136,096	$18,787,293
% of Total Revenue	69%	25%	6%	100%
Nine months ended September 30, 2012:
EMBASSY® digital security products and services	$14,492,598	$2,672,470	$292,188	$17,457,256
Safend endpoint data loss protection products and services	1,803,580	1,853,512	599,526	4,256,618
Total	$16,296,178	$4,525,982	$891,714	$21,713,874
% of Total Revenue	75%	21%	4%	100%

Approximately 90% of all long-lived assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and nine-month periods ended September 30, 2013 and 2012 are as follows:

		Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$2,963,995	$3,840,386	$8,647,857	$12,130,484

% of Total Revenue		47%	55%	46%	56%

10.   Issuance of Common Stock

During the three-month period ended September 30, 2013, Wave received net proceeds of $2,508,576 after deducting offering costs of approximately $84,000, in connection with the issuance of 1,862,360 shares of Class A Common Stock in it’s at the market offerings through MLV.  The shares were sold at prices ranging from $1.00 - $1.71 per share.

On September 16, 2013 Wave entered into a Software Development and License Agreement (“the Development Agreement”) with EXO5, LLC (“EXO5”).  EXO5 is a company owned by Richard Lee, an experienced software project manager who joined Wave in September 2011 as Project Manager for Cloud Services.  Pursuant to the Development Agreement, Wave issued EXO5 372,578 shares of Class A Common Stock valued at $500,000 to acquire a perpetual license for EXO5’s Cloud Application Platform (“the Platform”).  Wave also entered into separate statements of work with EXO5 to develop a SED Management Feature to incorporate with the licensed Platform to allow for the management of SED’s in the cloud.  The cost associated with the issuance of Class A Common Stock and the development costs, which were paid in cash, have been accounted for in accordance with ASC Topic 350-40 Internal-Use Software and these costs have led to the creation of Wave’s hosted cloud platform.  Customers can access Wave’s cloud platform on a subscription basis.

On July 25, 2013, Wave sold 1,204,470 shares of Class A Common Stock at $1.27 per share for gross proceeds of $1,529,677.  This financing was completed under the 2011 shelf registration statement. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering.  We realized approximately $1,408,000 in net proceeds after deducting the placement agent fees of approximately $92,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000.  In connection with the financing, we also issued warrants to SRA to purchase up to 72,268 shares of Wave Class A Common Stock for $1.27 per share.  These warrants expire on July 25, 2016.

On April 23, 2013, Wave sold 1,585,000 shares of Class A Common Stock at $2.00 per share for gross proceeds of $3,170,000. This financing was completed under the 2011 shelf registration statement.  Dawson entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay Dawson a fee equal to 6% of the gross proceeds of this offering.  We realized approximately $2,920,000 in net proceeds after deducting the placement agent fees of $190,200 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. In connection with the financing, we also issued warrants to the subscribers to purchase up to 792,500 shares of Wave Class A Common Stock for $2.48 per share. These warrants expire on October 23, 2018.

During the three-month period ended June 30, 2013, Wave received net proceeds of $1,380,682 after deducting offering costs of approximately $45,000, in connection with the issuance of 840,581 shares of Class A Common Stock in it’s at the market offerings through MLV.  The shares were sold at prices ranging from $1.52 - $2.68 per share.

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

During the three-month period ended March 31, 2013, Wave received net proceeds of $262,945 after deducting offering costs of approximately $8,700, in connection with the issuance of 94,988 shares of Class A Common Stock in it’s at the market offerings through MLV.  The shares were sold at prices ranging from $2.80 - $2.92 per share.

During the three-month period ended March 31, 2013, Wave received gross proceeds of $42,039 in connection with the issuance of 12,983 shares of Class A Common Stock upon the exercise of employee stock options.  The employee stock options were exercised at $3.24 per share.

11.   Fair Value Measurement

As of September 30, 2013, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($781,699 at September 30, 2013) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

12.   Subsequent Events

On October 8, 2013, Mr. William M. Solms, Vice President of North American Sales, was appointed by the Board of Directors as Acting CEO, replacing Steven Sprague. The appointment is effective as of October 6, 2013.  Mr. Sprague’s employment with the Company is terminated as of November 7, 2013.  Mr. Sprague continues to serve as a member of the Company’s Board of Directors.  Per an employment agreement with the Company, Mr. Sprague is entitled a lump sum severance payment of $1,012,500, consisting of three years’ annual base salary.  As of the filing of this quarterly report on Form 10-Q, the Company is discussing with Mr. Sprague a potential arrangement to pay this severance over time (rather than in a lump sum).

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

Wave Cloud

Wave Cloud is a cloud-based service for managing SEDs, Microsoft Bitlocker, OSX FireVault and TPMs.  With Wave Cloud, organizations do not need to buy, build and test (or maintain) server infrastructure as the management of TPMs and SEDs is done using a web interface.  The platform allows enterprises to rapidly deploy centrally-managed hardware-based data encryption on laptops — all without the complexity and cost associated with maintaining on-premise servers. Wave Cloud provides activation, ownership and management of TPMs from a central location and puts TPM management under IT control.  Wave Cloud provides an organization with drive initialization, user management, drive locking and user recovery for all OPAL-based, proprietary and solid-state SEDs.

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

Scrambls for Enterprise

Scrambls for Enterprise provides control over access rights to content that is posted on a social network or distributed electronically.  Scrambls encrypts and decrypts data with the permission controlled by group membership.  The keys that are needed to read a web post or decrypt a file are held by a Scrambls server.  When the content needs to be displayed in clear text or when a file is decrypted Scrambls applies the key to make it readable again.  The business administrator owns the key and can set the policy for when and for whom to make them available through simple group management.

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

Wave plans to continue to develop and enhance the current products being developed within this product group and to develop new applications and services as the trusted computing market continues to evolve.  Current planned development costs for this product group are expected to be approximately $3.2 million for the twelve months ending September 30, 2014.

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

Current planned development costs for this product group are expected to be approximately $1.6 million for the twelve months ending September 30, 2014.

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

Current planned development costs for this product group are expected to be approximately $2.4 million for the twelve months ending September 30, 2014.

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

Wave plans to continue to allocate resources toward marketing and sales to promote these products.  Current planned development costs for this product group are expected to be approximately $100,000 for the twelve months ending September 30, 2014.

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

Current planned development costs for this product group are expected to be approximately $3.1million for the twelve months ending September 30, 2014.

Broadband Media Distribution Services

Wave offered broadband content distribution products and services through Wavexpress and its TVTonic consumer media service, which was a joint venture between Wave and Sarnoff Corporation.  On September 23, 2008, Wave, Sarnoff Corporation and Wavexpress entered into a Restructuring Agreement and an Amended and Restated Stockholder Agreement whereby, among other things, the parties agreed to terminate the Joint Venture Agreement between the parties, dated October 15, 1999.  As of September 30, 2013, Wave owned 97.3% of Wavexpress, while Sarnoff owned 1.7% (on a fully diluted basis).  Wavexpress suspended its TVTonic consumer media service.

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

R&D

Wave’s products incorporate encryption/decryption, client and server software applications and other technologies in which we have made a substantial investment in research and development (“R&D”).  We will likely be required to continue to make substantial investments in the design of information security applications and services, including the EMBASSY Trust Suite, EMBASSY Server applications, eTMS products and endpoint data loss protection solutions.  For the years ended December 31, 2012, 2011 and 2010, we spent approximately $19.1 million, $16.1 million and $10.3 million, respectively, on R&D activities. Planned development expenditures for the twelve-month period ending September 30, 2014 are expected to be approximately $10.4 million.

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

EMBASSY® digital security products and services

Three-Months Ended September 30, 2013 and 2012

	Three- Months Ended September 30, 2013	Three-Months Ended September 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance	$4,576,696	$5,452,757	$(876,061)	(16)%
Services	400,000	39,539	360,461	912%
Total Net Revenues	$4,976,696	$5,492,296	$(515,600)	(9)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $518,000, primarily as the result of a decrease in the volume of Dell shipments and a net decrease in revenue recognized on Wave’s license upgrade sales of approximately $409,000 during the three-months ended September 30, 2013 as compared to the comparable period in 2012.  The decrease in license upgrade revenue of approximately $409,000 recognized on our license upgrade sales was due primarily to a decrease of approximately $335,000 in revenue recognized for an order from one of the world’s leading international oil and gas companies. The order, which involved tens of thousands of licenses, related software maintenance and consulting services through the end of 2012, was a “large” class order for which VSOE has not yet been achieved. As a result, we recorded the $1.7 million of license and maintenance revenue ratably through the end of 2012, which resulted in revenue of approximately $400,000 for the three-months ended September 30, 2012.  For this same customer, we recognized approximately $64,000 during the three-months ended September 30, 2013 for continued maintenance.

Services revenue earned during the three-months ended September 30, 2013 and 2012 was from fixed-price modifications to a contract awarded by the United States Department of Defense.

	Three- Months Ended September 30, 2013	Three-Months Ended September 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$385,116	$485,333	$(100,217)	(21)%
Services — cost of net revenues	65,149	7,521	57,628	766%
Selling, general and administrative	5,969,719	7,113,350	(1,143,631)	(16)%
Research and development	1,674,234	3,621,661	(1,947,427)	(54)%
Total operating expenses	$8,094,218	$11,227,865	$(3,133,647)	(28)%

The decrease in licensing and maintenance — cost of net revenues during the three-months ended September 30, 2013 as compared to the same period in 2012 was due primarily to (i) a decrease in Wave salaries of approximately $49,000 and (ii) a decrease in tax certificates associated with OEM revenue due to declining OEM shipments of approximately $54,000.

Services — cost of net revenues incurred during the three-months ended September 30, 2013 and 2012 was for work performed on fixed-price modifications to a contract with the United States Department of Defense.

The decrease in selling, general and administrative expense (“SG&A”) expenses during the three-months ended September 30, 2013 as compared to the same period in 2012 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $686,000, (ii) a decrease of approximately $217,000 in Wave’s trade show and marketing expenses , (iii) a decrease of approximately $139,000 in professional fees and (iv) a decrease of approximately $71,000 in maintenance agreements.

The activities supported by SG&A expenses include business development, sales, marketing (including product management), corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

The decrease in R&D expenses during the three-months ended September 30, 2013 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $1,564,000 and (ii) a decrease in professional fees of approximately $323,000.

Due to the reasons set forth above, the EMBASSY® digital security products and services segment operating loss to common stockholders for the three-months ended September 30, 2013 was $3,117,522 as compared to $5,735,569 for the comparable period of 2012.

Nine-Months Ended September 30, 2013 and 2012

	Nine- Months Ended September 30, 2013	Nine-Months Ended September 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance	$13,415,668	$16,693,475	$(3,277,807)	(20)%
Services	1,808,938	763,781	1,045,157	137%
Total Net Revenues	$15,224,606	$17,457,256	$(2,232,650)	(13)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $2,520,000, primarily as the result of a decrease in the volume of Dell shipments and a net decrease in revenue recognized on Wave’s license upgrade sales of approximately $846,000 during the nine-months ended September 30, 2013 as compared to the comparable period in 2012.  The decrease in license upgrade revenue of approximately $846,000 recognized on our license upgrade sales was due primarily to a decrease of approximately $998,000 in revenue recognized for an order from one of the world’s leading international oil and gas companies.  The order, which involved tens of thousands of licenses, related software maintenance and consulting services through the end of 2012, was a “large” class order for which VSOE has not yet been achieved. As a result, we recorded the $1.7 million of license and maintenance revenue ratably through the end of 2012, which resulted in revenue of approximately $1,188,000 for the nine-months ended September 30, 2012.  For this same customer, we recognized approximately $190,000 during the nine-months ended September 30, 2013 for continued maintenance.

Services revenue earned during the nine-months ended September 30, 2013 and 2012 was from fixed-price modifications to a contract awarded by the United States Department of Defense.

	Nine- Months Ended September 30, 2013	Nine-Months Ended September 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$1,343,358	$1,441,060	$(97,702)	(7)%
Services — cost of net revenues	277,665	144,111	133,554	93%
Selling, general and administrative	18,853,362	23,319,854	(4,466,492)	(19)%
Research and development	6,273,020	11,301,221	(5,028,201)	(44)%
Total operating expenses	$26,747,405	$36,206,246	(9,458,841)	(26)%

The decrease in licensing and maintenance — cost of net revenues during the nine-months ended September 30, 2013 as compared to the same period in 2012 was due primarily to (i) a decrease in Wave salaries of approximately $218,000 and (ii) a decrease in tax certificates associated with OEM revenue due to declining OEM shipments of approximately $154,000 offset by an increase of approximately $275,000 in support costs for consulting services to one of the world’s leading international oil and gas companies.

Services — cost of net revenues incurred during the nine-months ended September 30, 2013 and 2012 was for work performed on fixed-price modifications to a contract with the United States Department of Defense.

The decrease in SG&A expenses during the nine-months ended September 30, 2013 and 2012 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $2,796,000, (ii) a decrease of approximately $280,000 in travel expenses, (iii) a decrease of $490,000 in Wave professional services expenses, consisting primarily of consulting, audit and recruitment fees, (iv) a decrease of $75,000 in maintenance agreements and (v) a decrease of approximately $803,000 in Wave’s trade show and marketing expenses.

The decrease in R&D expenses during the nine-months ended September 30, 2013 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $3,740,000, (ii) a decrease in outsourced engineering totaling approximately $478,000, (iii) a decrease of approximately $46,000 in travel expenses and (iv) a credit of $600,000 related to the completion of funded software development for Dell. In November 2012 Wave received $600,000 from Dell for the performance of certain software development services. The $600,000 received from Dell was deferred as a current liability on the consolidated balance sheet at December 31, 2012 and was offset against research and development expense during the nine-month period ended September 30, 2013 upon completion of the software development.

Due to the reasons set forth above, the EMBASSY® digital security products and services segment operating loss to common stockholders for the nine-months ended September 30, 2013 was $11,522,799 as compared to $18,750,127 for the comparable period of 2012.

Safend endpoint data loss security products and services

Three-Months Ended September 30, 2013 and 2012

	Three- Months Ended September 30, 2013	Three-Months Ended September 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance	$1,274,629	$1,477,967	$(203,338)	(14)%
Total Net Revenues	$1,274,629	$1,477,967	$(203,338)	(14)%

The decrease in licensing and maintenance revenues was due primarily to a lower maintenance base during the three-months ended September 30, 2013 compared to the same period in 2012.

	Three- Months Ended September 30, 2013	Three-Months Ended September 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$20,935	$244,355	$(223,420)	(91)%
Selling, general and administrative	212,083	400,023	(187,940)	(47)%
Research and development	819,120	1,171,792	(352,672)	(30)%
Total Operating Expenses	$1,052,138	$1,816,170	$(764,032)	(42)%

Licensing and maintenance — cost of net revenues, consists primarily of foreign tax withholdings, customer support personnel costs, share-based compensation expense and amortization expense on the developed technology intangible asset.   The decrease in licensing and maintenance — cost of net

revenues was due primarily a decrease in amortization expense on the developed technology intangible asset as a result of the accumulated impairment charges to the developed technology intangible asset.  Amortization expense on the developed technology intangible asset was approximately $6,400 for the three-months ended September 30, 2013 as compared to approximately $230,000 for the same period in 2012.

The decrease in SG&A expenses during the three-months ended September 30, 2013 was due primarily to (i) a decrease in Safend salaries and related benefits totaling approximately $15,000, (ii) a decrease of approximately $69,000 in Safend’s amortization expense on the customer relationship intangible asset as the result of the impairment charges to the customer relationship intangible asset in the fourth- quarter of 2012 and first quarter of 2013 and (iii) an decrease of approximately $82,000 in professional service expenses, consisting primarily of audit fees.

The decrease in R&D expenses during the three-months ended September 30, 2013 was due primarily to (i) a decrease in Safend salaries and related benefits totaling approximately $282,000 and (ii) a decrease of approximately $68,000 in travel expenses.

Due to the reasons set forth above, the Safend endpoint data loss security products and services segment operating income to common stockholders for the three-months ended September 30, 2013 was $222,491 as compared to an operating loss of $338,203 for the comparable period of 2012.

Nine-Months Ended September 30, 2013 and 2012

	Nine-Months Ended September 30, 2013	Nine-Months Ended September 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance	$3,562,687	$4,256,618	$(693,931)	(16)%
Total Net Revenues	$3,562,687	$4,256,618	$(693,931)	(16)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in license sales and a lower maintenance base during the nine-months ended September 30, 2013 compared to the same period in 2012.

	Nine-Months Ended September 30, 2013	Nine-Months Ended September 30, 2012	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$1,762,603	$770,995	$991,608	129%
Selling, general and administrative	1,190,162	2,030,748	(840,586)	(41)%
Research and development	2,981,444	3,559,944	(578,500)	(16)%
Impairment of goodwill	2,590,000	—	2,590,000	100%
Total operating expenses	$8,524,209	$6,361,687	$2,162,522	34%

Licensing and maintenance — cost of net revenues, consists primarily of foreign tax withholdings, customer support personnel costs, share-based compensation expense, amortization expense on the developed technology intangible asset and impairment on the developed technology intangible asset.  The increase in licensing and maintenance — cost of net revenues was due primarily to the $1,615,000 impairment on the developed technology intangible asset during the nine-months ended September 30, 2013 offset by a decrease in amortization expense on the developed technology intangible asset as a result of the accumulated impairment charges to the developed technology intangible asset.  Amortization expense on the developed technology intangible asset was approximately $93,000 for the nine-months ended September 30, 2013 as compared to approximately $685,000 for the same period in 2012.

The decrease in SG&A expenses during the nine-months ended September 30, 2013 was due primarily to (i) a decrease in Safend salaries and related benefits totaling approximately $296,000, (ii) a decrease of approximately $156,000 in travel expenses, (iii) a decrease of approximately $222,000 in Safend’s amortization expense on the customer relationship intangible asset as the result of the impairment charge to the customer relationship intangible asset in the fourth quarter of 2012 and (iv) a decrease of approximately $111,000 in office expenses.

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

When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above.  Based on the analysis, the Company recorded an impairment charge of approximately $1.6 million to developed technology.  This charge is included in the licensing and maintenance—cost of net revenues line item in the consolidated statements of operations.  The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above, the Company completed the two step goodwill impairment test for the Safend reporting unit. The step two goodwill impairment test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2.6 million, which resulted in a $1.4 million remaining carrying value of Safend goodwill as of September 30, 2013. The goodwill impairment totaling approximately $2.6 million was included in the impairment of goodwill line item in the consolidated statements of operations.

Due to the reasons set forth above, the Safend endpoint data loss security products and services segment operating loss to common stockholders for the nine-months ended September 30, 2013 was $4,961,522 as compared to $2,105,069 for the comparable period of 2012.

Liquidity and Capital Resources

Wave has incurred substantial operating losses since its inception, and as of September 30, 2013, has an accumulated deficit of $413,564,091.  We expect to incur an operating loss for the fiscal year of 2013.  As of September 30, 2013, we had negative working capital of $6,961,529.

Sources and uses of cash

As of September 30, 2013, Wave had $1,845,550 in cash and cash equivalents.  As of December 31, 2012, Wave had $2,112,769 in cash and cash equivalents.  The decrease in cash and cash equivalents of $267,219 resulted from (i) $9,434,162 used in operating activities and (ii) $391,860 used in investing activities for the acquisition of capital assets and software development costs, offset by $9,558,803 provided by financing activities, primarily from the issuance of shares of our Class A common stock.

Our largest source of operating cash flow is cash collections from our customers.  Cash collections from customers amounted to approximately $21,238,000 and $23,688,000 for the nine-months ended September 30, 2013 and 2012, respectively.  The decrease is due primarily to a decrease in billings during the nine-months ended September 30, 2013 compared to the same period in 2012.  Our primary uses of cash in operations are for personnel related expenditures, marketing and other general operating expenses.

Comparison of the periods ended September 30, 2013 and 2012

Cash provided by (used in) operating activities

During the nine-months ended September 30, 2013, the amount of cash used in operations was $9,434,162 as compared to $12,170,495 used in operations for the comparable period of 2012.  The fluctuations in cash used in operations were the result of the changes in the net losses in each of the nine-months ended September 30, 2013 and 2012, as discussed in detail in the previous Results of Operations section, adjusted for non-cash items of the net losses such as non-cash share-based compensation and changes to assets and liabilities for net cash outlays and/or receipts.  Additionally, Wave experienced a decrease in cash collected from customers during the nine-months ended September 30, 2013 as compared to the same period in 2012 due to a decrease in billings as mentioned above.  Also, the decrease in cash used in operating activities during the nine-months ended September 30, 2013 as compared to the comparable period in 2012 resulted from a decrease in cash payments for personnel related expenditures, primarily from a lower average headcount during the nine-months ended September 30, 2013 as compared to the comparable period of 2012, and a decrease in payments for professional services.

Cash flows from investing activities

Cash used in investing activities consisted of funds used to acquire capital assets totaling $165,860 and $145,197 for the nine-months ended September 30, 2013 and 2012, respectively and funds for development of internal-use software totaling $226,000 and $-0- for the nine-months ended September 30, 2013 and 2012, respectively.  Wave expects to continue to acquire capital assets primarily to replace computer equipment to be used internally. These expenditures are expected to continue for the remainder of 2013 at approximately the same level expended during the nine-months ended September 30, 2013.  As a result of higher capital expenditures and internal-use software development costs, net cash used in investing activities increased by $246,663 for the nine-months ended September 30, 2013 as compared to the comparable period of 2012.

Cash flows from financing activities

For the nine-months ended September 30, 2013, cash provided by financing activities totaled $9,558,803 and consisted of: (i) $1,407,896 after deducting placement agent fees of approximately $92,000 and legal and other expenses of approximately $30,000 from the issuance of 1,204,470 shares of Class A Common Stock associated with the July 25 financing; (ii) $2,919,800 after deducting placement agent fees of approximately $190,000 and legal and other expenses of approximately $60,000 from the issuance of 1,585,000 shares of Class A Common Stock associated with the April 23 financing; (iii) $910,001 after deducting placement agent fees of approximately $60,000 and legal and other expenses of approximately $30,000 from the issuance of 1,204,820 shares of Class A Common Stock associated with the March 13 private placement; (iv) $4,152,203, after deducting offering costs of approximately $138,000, in connection with the issuance of 2,797,929 shares of Class A Common Stock in it’s at the market offerings through MLV; (v) $171,796 from the sale of shares pursuant to the Wave 2004 Employee Stock Purchase Plan and (vi) $42,039 of employee stock option exercises offset by $44,658 of payments on a capital lease obligation.  For the nine-months ended September 30, 2012, cash provided by financing activities totaled $11,093,703 and consisted of: (i) $8,740,087, after deducting offering costs of approximately $279,000, in connection with the issuance of 1,891,869 shares of Class A common stock in it’s at the market offerings through MLV; (ii) $1,532,916 after deducting placement agent fees of approximately $100,000 and legal and other fees of approximately $30,000, in connection with the issuance of 2,587,824 shares of Class A Common Stock through a financing completed under the 2011 shelf registration statement; (iii) $320,500 of investor stock warrant exercises related to our 2009 and 2008 financings; (iv) $79,503 of employee stock option exercises and $474,233 from the sale of shares pursuant to the Wave 2004 Employee Stock Purchase Plan offset by $53,536 of payments on a capital lease obligation.

Executive Severance Obligations

On October 8, 2013, Mr. William M. Solms, Vice President of North American Sales, was appointed by the Board of Directors as Acting CEO, replacing Steven Sprague. The appointment is effective as of October 6, 2013.  Mr. Sprague’s employment with the Company is terminated as of November 7, 2013.  Mr. Sprague continues to serve as a member of the Company’s Board of Directors.  Per an employment agreement with the Company, Mr. Sprague is entitled a lump sum severance payment of $1,012,500, consisting of three years’ annual base salary.  As of the filing of this quarterly report on Form 10-Q, the Company is discussing with Mr. Sprague a potential arrangement to pay this severance over time (rather than in a lump sum).  There will be an accrual on the Company’s financial statements for the unpaid portion of the severance arrangements beginning in the fourth fiscal quarter of 2013.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending September 30, 2014 will be approximately $30,000,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of $1,845,550 as of September 30, 2013;

•                  collection of receivables; and

•                  additional financings

Wave does not expect to generate enough revenue to fund its cash flow requirements for the twelve-months ending September 30, 2014.  As of September 30, 2013, we had approximately $1,846,000 of cash on hand.  Given Wave’s forecasted capital requirements for the twelve-months ending September 30, 2014, and our cash balance as of September 30, 2013, Wave will be required to raise additional capital prior to September 30, 2014 to continue to fund its operations.  Wave’s ability to raise additional capital is primarily based on three sources:

•            Sales of registered Class A Common Stock under a $20,000,000 shelf registration statement filed with the SEC on August 9, 2013 and declared effective by the Commission on September 12, 2013 (“2013 shelf registration statement”);

•            Sales of registered Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC (“MLV”) entered into during January, 2012; and

•            Sales of Class A common Stock through private placements.

As of November 6, 2013, approximately $19,276,000 in gross proceeds are available under the 2013 shelf registration statement including approximately $14,276,000 allocated to the At the Market Sales Agreement with MLV which may be utilized for future financings.

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

Revenue outlook

Wave receives revenue from licensing its EMBASSY Trust Suite software and Safend’s data loss protection through distribution arrangements with its OEM partners.  In addition, Wave receives revenues from software development and other services.  As noted above, total cash received from all revenue sources for the nine-months ended September 30, 2013 was approximately $21,238,000 versus approximately $23,688,000 for the comparable period of 2012.

During 2013, Wave expanded its distribution channel, highlighted by strategic agreements with Digital Management Inc. in the United States; Infodat Technologies in India; TechSearch Corp. in Korea; Bangkok Systems & Software in Thailand; QWAED Technologies in Saudi Arabia; KEDU IT Infrastructure in Dubai; Intelligent Decisions in the United States of America; Axiad IDS in the United States of America and Infinigate Deutschland GmbH in Germany, Austria and the UK.  These new distribution partners are now authorized to offer their customers Wave’s solutions for data protection, data loss prevention, authentication, security compliance and malware protection.

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

During November 2011, we entered into an agreement to provide Samsung Electronics with engineering services, consulting, validation and a customized version of our local management software for Samsung’s Trusted Platform Module (TPM) security chips designed for OEM distribution.  This work was completed during March 2013 and as a result, approximately $960,000 will be recognized as revenue ratably through the end of March 2014 for the customization work performed for Samsung.  We anticipate additional revenue from an existing distribution arrangement with Samsung during the first quarter of 2014.

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

At September 30, 2013, as a result of establishing VSOE for the fair value of each undelivered element for our software and maintenance services for our small customer class effective January 1, 2011, our deferred revenue consists primarily of the unamortized balance of maintenance and arrangements where VSOE does not exist — orders from our large class customers.  For arrangements where VSOE for the fair value of each undelivered element does not exist, our license and maintenance sales are recorded as deferred revenue and then recognized over the maintenance period which is typically a 365-day period.  The current portion of deferred revenue increased $1,114,719 (to $7,063,806 from $5,949,087) at September 30, 2013 versus December 31, 2012.  Wave recognized approximately $8,672,000 and $9,711,000 of license upgrade revenue during the nine-months ended September 30, 2013 and 2012, respectively.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending September 30, 2014, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending September 30, 2014.  Subsequent to September 30, 2013 and as of November 6, 2013 these activities have included the sale of approximately 672,000 shares of our common stock in at the market offerings through MLV, raising net proceeds of approximately $892,000 after deducting issuance costs of approximately $30,000.

We will be required to sell additional shares of common stock or preferred stock or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending September 30, 2014.  The availability and amount of any such financings are unknown at this time. Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by September 30, 2014 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond September 30, 2014.  The challenges presented by the current economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Commitments

Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (“OCS”) for the financing of a portion of its research and development expenditures in Israel.  Safend’s repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments.  Wave determined the fair value of this liability to be $4,043,000 at September 22, 2011.  At September 30, 2013 and December 31, 2012, the liability amounted to $4,653,279 and $4,696,129, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and accretion of the discount.

Wave has no significant long-term contractual obligations other than the royalty obligations described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating leases commitments	$799,961	$1,171,673	$19,214	$—	$1,990,848
Total commitments	$799,961	$1,171,673	$19,214	$—	$1,990,848

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

Item 4.                      Controls and Procedures

a)                                     Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, and due to the material weakness in our internal control over financial reporting described in Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)                                     Changes in Internal Control Over Financial Reporting

During the nine-months ended September 30, 2013, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c)                                      Remediation Efforts

In the nine-months ended September 30, 2013, we are continuing to implement the following measures, originally described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013, to improve our internal controls over the financial reporting process. We plan to further enhance these measures in the remaining quarter of 2013:

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

d)                                     Remediation Plans

We have made no significant changes in our remediation plans during the nine-months ended September 30, 2013 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 18, 2013.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  Our management identified a material weakness in our internal control over financial reporting as of December 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management as of December 31, 2012 related to our failure to maintain sufficient professional accounting resources to effectively execute our internal controls and procedures over significant, complex accounting matters.  See “Item 9A - Management’s annual report on internal control over financial reporting” included in the December 31, 2012 Form 10-K filed on March 18, 2013 for further information.  In addition, based on an evaluation of our disclosure controls and procedures as of September 30, 2013, and due to the material weakness in our internal control over financial reporting described above, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.  See “Part I — Item 4 — Controls and Procedures” of this Form 10-Q.

We have been implementing remedial measures designed to address this material weakness. If our remedial measures are insufficient to address this material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Our business, financial condition and results of operations may be adversely affected by the unprecedented economic and market conditions.

The recent global economic downturn could significantly and adversely affect our business, financial condition and results of operation in various ways. The world economy is also facing a number of new challenges, including uncertainty related to the continuing discussions in the United States regarding the U.S. federal debt ceiling, the combination of expiring tax cuts and mandatory reduction in federal spending, along with widespread skepticism about the implementation of any resulting agreements, and recent turmoil and hostilities in the Middle East, North Africa and other geographic areas and countries. The deterioration in the global economy has negatively impacted the demand for our products and services and our ability to conduct our business, thereby reducing our revenues and earnings. In addition, the economic downturn, has negatively impacted, and/or may negatively impact among other things::

•        the continued growth and development of our business;

•        our liquidity;

•        our ability to raise capital and obtain financing; and

•        the price of our common stock.

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the nine-months ended September 30, 2013 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of September 30, 2013, we had an accumulated deficit of approximately $413.6 million and negative working capital of approximately $7.0 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

To achieve profitability we must, among other things:

•        continue to convince chip, personal computer motherboard, personal computer and computer peripheral manufacturers to license and distribute our products and services and/or make them available to their customers through their sales channels;

•        convince computer end users and enterprise computer customers to purchase our upgrade software and server products for trusted computing:

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

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 46% of our revenue for the nine-month period ended September 30, 2013.  If our relationship with any of our significant customers were disrupted, we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations as discussed below.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues.  Dell accounted for approximately 46% of our revenue for the nine-months ended September 30, 2013. From time to time Dell updates its hardware platforms with new security solutions packages.  Our bundled software has been included on Dell platforms since 2006 (including on the Dell Data Protection Access solution (DDPA) that is currently shipping).   On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms expected to begin shipping later this year.  As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on new and future Dell platforms and that it plans to continue to include our bundled software with Dell hardware platforms that are currently shipping.  However, Dell has not communicated to us any decisions regarding the next platform and we have no assurance that our software will be included in Dell’s new or future platforms.  If we are not successful in continuing to sell our technologies with Dell’s new and future platforms, this could have a material adverse impact on our revenues in years after 2013.

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

•       retaining key employees and maintaining employee morale;

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

During January 2012, we entered into an At Market Issuance Sales Agreement, as amended on September 19, 2013, (“2012 ATM”) with MLV & Co. LLC (“MLV”) under which we are able to sell shares of our common stock from time to time through MLV.  Continued sales of our common stock, if any, under the 2012 ATM will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933.  Future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the 2012 ATM.  The issuance from time to time of these new shares of common stock, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.                      Exhibits.

(a)         Exhibits

Exhibit No.		Description of Exhibit
10.1	—

Amendment, dated September 19, 2013, to At Market Issuance Sales Agreement dated January 30, 2012 between Wave Systems Corp. and MLV & Co. LLC, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on September 20, 2013 and incorporated herein by reference

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: November 8, 2013	By:	/s/ William M. Solms
	Name:	William M. Solms
	Title:	Acting Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2013	By:	/s/ Gerard T. Feeney
	Name:	Gerard T. Feeney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)