Form 10-K
period 2013-12-31
WAVE SYSTEMS CORP
filed 2014-03-14
CIK 919013

Use these links to rapidly review the document

Item 14. Principal Accounting Fees and Services

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates based on the closing price (as reported by NASDAQ) of such common stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2013) was approximately $35 million. (For purposes of this calculation, the market value of a share of Class B Common Stock was assumed to be the same as a share of Class A Common Stock, into which it is convertible.)

         As of March 11, 2014, there were 40,346,149 shares of the registrant's Class A Common Stock and 8,885 shares of the registrant's Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, have been incorporated by reference into Part III of this annual report.

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

PART I

Item 1.    Business

Company Overview

        References to "Wave," "we," "us," "our" or "the Company" refer to Wave Systems Corp and its consolidated subsidiaries and include the financial statements of Wave Systems Corp. ("Wave" or "the Company"); Wave Systems Holdings, Inc., a wholly-owned subsidiary; Wavexpress, Inc. (referred to individually, as the context so requires, as "Wavexpress"), a majority-owned subsidiary; and Safend, Ltd. (referred to individually, as the context so requires, as "Safend"), a wholly-owned subsidiary acquired on September 22, 2011. All significant intercompany transactions have been eliminated.

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

        Due to the early stage nature of its market category, Wave is unable to predict with a high enough level of certainty whether enough revenue will be generated in calendar 2014 to fund its cash flow requirements. Given the uncertainty with respect to Wave's revenue forecast for 2014, Wave will be required to raise additional capital through either equity or debt financing in order to adequately fund its capital requirements for the year ending December 31, 2014. As of December 31, 2013, we had approximately $2.1 million of cash on hand and negative working capital of approximately $8.2 million. Due to our current cash position, our current capital needs over the next year and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

Industry Background

        The TCG was formed in April 2003 by its promoting founders: AMD, HP, IBM, Intel, and Microsoft. Wave was initially invited to join the founding group as a contributing member. Since 2008, Wave has held a permanent seat on the TCG Board of Directors (the "TCG Board"). Wave has also elevated its membership status to "Promoter," the highest level of the TCG. Permanent members of the TCG Board provide guidance to the organization's work groups in the creation of specifications used to protect personal computers ("PCs") and other computing devices from attacks and to help prevent data loss and theft. Wave's enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces. Wave is eligible to serve on and chair the TCG Board and the Work Groups and Special Committees thereof. Wave is permitted to submit revisions and addendum proposals for specifications with design guides and is similarly permitted to review and comment on design guides prior to their adoption.

        The TCG promotes a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module ("TPM") that contains protected storage and performs protected activities, including platform authentication, protected cryptographic processes and capabilities allowing for the attestation of the state of the platform which provides the first level of trust for the computing platform (a "Trusted Platform"). The TPM is a hardware chip that is separate from the platform's main CPU(s) that enables secure protection of files and other digital secrets and performs critical security functions such as generating, storing and protecting "cryptographic keys" which are secret codes used to decipher encrypted or coded data. While TPMs provide the anchor for hardware security, known as the "root of trust," trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services, such as key management and credential authentication.

        The TCG also promotes the use of Self-Encrypting Drives ("SEDs"). SEDs are based on TCG specifications which enable integrated encryption and access control within the protected hardware of the disk drive. SEDs are designed to provide advanced data protection technology and they differ from software-based full disk encryption in that encryption takes place in hardware in a manner designed to provide robust security without slowing processing speeds. Because the drives can be factory-installed, these systems can be configured such that encryption is "always on" for the protection of proprietary information. The TCG has issued storage specifications over SEDs. These specifications are based upon the Opal Security Subsystem Class (SSC) specification—an industry standard issued by the TCG. The SSC specification gives vendors an industry standard for developing SEDs that secure data.

        The majority of Wave's TPM and SED related products, as detailed below in Products and Services, utilize the standards and specifications set by the TCG.

        The overall number of PC models being offered by original equipment manufacturers ("OEMs") and equipped with a TPM and/or SED, combined with the increased number of OEMs that have introduced TPM and SED equipped models has continued to accelerate the rate at which TPMs and SEDs are being shipped by the PC industry. The offering of products using TCG specifications to the PC market is an important development in the creation of the market for hardware-based computer security. Wave is continuing to execute its strategy to leverage its products in an effort to become a leading provider of software, applications and services for this market.

Reverse Stock Split

        On June 28, 2013, our Board of Directors approved a reverse stock split of our common stock at a ratio of 1-for-4, causing each four outstanding shares of Class A common stock and Class B common stock to convert automatically into one share of Class A common stock or Class B common stock, respectively. The par value of Class A common stock and Class B common stock remains $0.01 per share. The reverse split became effective on July 1, 2013. Stockholders' equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. Except as otherwise noted, all references to common share and per common share amounts (including warrant shares, shares reserved for issuance and applicable exercise prices) for all periods presented have been retroactively restated to reflect this reverse split.

Acquisition of Safend

        On September 22, 2011 we completed our acquisition of 100% of the business of Safend, a company incorporated under the laws of Israel. Safend provides endpoint data loss protection solutions, including port and device control, software-based disk encryption, encryption for removable media and content inspection and discovery. The goodwill recorded in connection with this business combination is primarily related to the ability of the acquired company to develop new products and technologies in the future and incorporates expected synergies to be achieved in connection with the acquisition. The goodwill recognized is not expected to be deductible for income tax purposes. Transaction costs associated with this business combination consisted primarily of legal fees which were expensed as incurred and included in general and administrative expenses in the consolidated statement of operations. Such transaction costs were approximately $405,000 for the year ended December 31, 2011.

        The fair value of consideration transferred was $12,477,528. The fair value of consideration consisted of $1.1 million in cash and 1,316,844 shares of Wave Class A common stock valued at the September 22, 2011 closing price of $8.64 per share. There is no contingent consideration related to this transaction. The assets, liabilities and operating results of Safend have been reflected in our consolidated financial statements from the date of acquisition.

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

        The Company has corrected the allocation of the purchase price to properly state the acquired receivables and deferred revenue. The errors amounted to $1,033,206 in the aggregate, the details of which have been reflected in the table above. Pursuant to the terms of the Share Purchase Agreement to acquire Safend (SPA) as part of the closing, 150,181 Wave shares with a value at September 22, 2011 of approximately $1,300,000 were placed into escrow with two thirds of the amount to be released 12 months subsequent to the closing date and one third to be released after an additional 6 months. Pursuant to the terms of the SPA, the Company was provided 60 days subsequent to the closing date of September 22, 2011 to present a final working capital statement and any negative adjustment to the purchase price based on final working capital being below an agreed upon target. The selling shareholders would have 45 days to review and dispute any such adjustment. The SPA called for adjudication by an independent accounting firm of any proposed adjustments to the working capital statement if not agreed upon by the Company and the selling shareholders. Once determined, any adjustment to the purchase price based upon the working capital being below the agreed upon target would have resulted in a return of that value to the Company from the shares held in escrow. Because management did not identify the errors during the 60 day period, the Company did not propose to adjust the final working capital statement or the purchase price. The errors were subsequently identified during the preparation of the Company's consolidated financial statements for the year ended December 31, 2011. As a result of the foregoing, the financial impact of these errors was recorded in the Company's consolidated statement of operations during the three months ended December 31, 2011. None of the escrow shares have been released as of December 31, 2013.

Adjustment for Royalty Obligation

        As previously reported, Safend has received grants from the government of Israel through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor ("OCS"), for the financing of a portion of its research and development expenditures in Israel. Safend is required to pay back the grants to the Israeli government based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. The Israeli government charges interest at LIBOR for any outstanding grant amounts due to be repaid. As part of the preliminary purchase price allocation recorded in the third quarter ended September 30, 2011, the Company did not record the fair value of the obligation to the Israeli government associated with these grants. The total value of the grants owed as of September 22, 2011 was approximately $5.4 million and the Company determined the fair value of this liability was $4,043,000. In connection with this adjustment, the Company also revised the amounts which had previously been recorded for acquired intangible assets in the amount of $1,770,000 and goodwill in the amount of $2,273,000. These amounts have been reflected in the table above. The Company concluded that while the adjustment to the OCS liability and corresponding adjustments to intangible assets and goodwill affected the purchase price allocation and the balance sheet at September 30, 2011, they were not the result of new information obtained during the measurement period. At December 31, 2013 and 2012 this liability amounted to $4,673,629 and $4,696,129, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and accretion of the discount. The Company's policy to accrete the discount recorded to the liability subsequent to the acquisition date is based on the effective interest method.

Unaudited Pro Forma Financial Information

        The consolidated results of operations include the results of Safend since the acquisition date of September 22, 2011. Had the Company completed the acquisition at the beginning of 2010, in its consolidated results of operations, the net revenue, net loss and loss per share would have been as follows:

	Twelve Months Ended
	December 31, 2011	December 31, 2010
Net revenue	$40,378,944	$31,487,978
Operating loss	$(13,242,454)	$(8,961,047)
Net loss	$(13,095,178)	$(9,059,096)
Basic and diluted EPS—Net loss	$(0.60)	$(0.44)

Goodwill and Intangible Asset Impairment

        The following schedule presents the changes in the carrying amount of goodwill associated with the Safend unit during the years ended December 31, 2013 and 2012:

Balance as of December 31, 2011	$6,216,059
Impairment loss	(2,178,059)

Balance as of December 31, 2012	4,038,000
Impairment loss	(2,590,000)

Balance as of December 31, 2013	$1,448,000

        During the fourth quarter of 2012 and the first quarter of fiscal 2013, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, significantly lower than expected revenue, identification of increased competition for transactions involving Safend products, inability of the combined sales force to close large transactions and downward revisions to management's short-term and long-term forecast for Safend. The revised forecast reflected changes related to revenue growth rates, current market trends, expected deal synergies and other expectations impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that the fair value of the Safend reporting unit was less than its carrying amount.

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

        When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test during the first quarter of 2013 and fourth quarter of 2012, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The

Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded impairment charges of $1.6 million and $5.3 million on intangible assets, which included developed and in-process technology and customer relationships, during the first quarter of 2013 and fourth quarter of 2012, respectively. The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

        After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above in the first quarter of 2013 and the fourth quarter of 2012, the Company completed the two step goodwill impairment test for the Safend reporting unit. The two step goodwill impairment test conducted in the first quarter of 2013 and the fourth quarter of 2012 resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2.2 million during the fourth quarter of 2012, which resulted in a $4.0 million remaining carrying value of Safend goodwill as of December 31, 2012, and an additional goodwill impairment charge of $2.6 million during the first quarter of 2013, which resulted in a $1.4 million remaining carrying value of Safend goodwill as of December 31, 2013. The goodwill impairment charge totaling approximately $2.6 million for the year ended December 31, 2013, and the impairment charge totaling approximately $4.1 million for the year ended December 31, 2012, which consists of the goodwill impairment of approximately $2.2 million and an additional $1.9 million of impairment on the customer relationship and in-process technology intangible assets, are included in the impairment of goodwill and intangible assets line item in the consolidated statements of operations. The developed technology impairment charge of approximately $1.6 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively, are included in the licensing and maintenance-cost of net revenues line item in the consolidated statements of operations.

Products and Services

        Wave's revenue in 2013 of approximately $24,401,000 was less than its operating expenses, which were approximately $44,497,000. For the years ended December 31, 2013, 2012 and 2011, Wave incurred net losses of approximately $20,324,000, $33,963,000, and $10,794,000, respectively. At December 31, 2013, we had an accumulated deficit of approximately $417,240,000. There can be no assurance that we will ever be successful in achieving significant commercial acceptance of our products and services.

        Wave's products include the Wave EMBASSY® digital security products and services ("EMBASSY®") and Safend's endpoint data loss protection products and services ("Data Protection Suite"). These products and services constitute Wave's reportable segments as of December 31, 2013, 2012 and 2011.

ENTERPRISE PRODUCTS

  EMBASSY Remote Administration Server ("ERAS")

        ERAS is a server platform that provides centralized management and auditing of Trusted Platform Modules (TPMs), self-encrypting drives (SEDs) and Microsoft BitLocker encryption. Correspondingly, there are three distinct product offerings from ERAS: ERAS for Device ID, ERAS for SEDs, and Wave for BitLocker® Management.

  ERAS for Device ID

        ERAS for Device ID provides device and user identification management by allowing IT administrators to provision TPMs, manage TPMs, and create cryptographic keys with the TPMs. With ERAS for Device ID and a corresponding client, a user can authenticate using the TPM as a virtual smart card so existing solutions such as Microsoft Windows Login and Remote Desktop may be integrated. This provides a multi-factor authentication based on using the hardware within the device as an authentication token. ERAS for Device ID also provides compliance with security regulations, as the software documents which devices and users are on a network. Access to a network can be restricted to only known devices, providing further protection for the corporate network. ERAS for Device ID is required to configure platforms for the advanced integrity and health reporting that is available through Wave Endpoint Monitor as well.

  ERAS for SEDs

        ERAS for SEDs allows for management of SEDs across an enterprise—or wherever their users are located. Without management, an SED functions as a standard drive and its security capabilities are greatly reduced. ERAS for SEDs delivers SED drive initialization, user management, drive locking, user recovery and crypto erase for all Opal-based, proprietary and solid-state SEDs. ERAS for SEDs is designed to provide auditing capabilities that aid in compliance management by controlling and logging SED security settings which allows IT administrators to know if a lost or compromised PC is adequately secure. ERAS for SEDs is designed to facilitate enterprise adoption of SED technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs.

  Wave for BitLocker® Management

        Through another capability of ERAS, Wave provides automated turn-key management for Microsoft BitLocker® encryption. This feature is suitable for organizations that have not yet fully phased SEDs into their environment and who are migrating to Windows 7 that have Microsoft Enterprise Agreements or Software Assurance for Volume Licensing. Wave for BitLocker® Management allows an organization to set policies and monitor security from a single console—simplifying an organization's deployment by reducing the need for specialized knowledge or costly systems. Key features of Wave for BitLocker® Management include centralized policy enforcement, recoverability of data in the event of a PC crash, securing of BitLocker® recovery passwords in an encrypted database, remote discovery and activation of BitLocker® client machines, remote activation of encryption without end-user involvement and a migration path to SED deployment.

  Wave Endpoint Monitor

        Wave Endpoint Monitor ("WEM") detects malware that can go undetected by traditional anti-virus solutions by leveraging the capabilities of the TPM. WEM provides increased visibility into endpoint health to help protect enterprise resources and minimize the potential cost of advanced persistent threats such as rootkits. Rootkit attacks are particularly harmful in their ability to hide in host systems, evade current mainstream detection methods (such as anti-virus programs or whitelisting at the operating system level) and their capacity to replace legitimate IT system firmware. Such attacks occur before the operating system loads, targeting the system BIOS and Master Boot Record, and can persistently infect higher-level system functions including operating systems and applications. WEM captures verifiable PC health and security metrics before the operating system loads by utilizing information stored within the TPM. If anomalies are detected, IT is alerted immediately with real-time analytics. Capabilities of WEM include reporting of PC integrity measurements, ensuring data comes from a known endpoint, alerting IT administrators to anomalous behaviors, providing configurable reporting and query tools, ensuring strong device identity through the use of hardware-based digital certificates and remote provisioning of the TPM.

  Wave Cloud

        Wave Cloud is a cloud-based service for managing full disk encryption using SEDs, BitLocker, or Mac OSX FileVault 2. With Wave Cloud, organizations do not need to buy, build and test (or maintain) the server infrastructure as the management of systems for data protection is done using a web interface. The platform allows enterprises to deploy centrally-managed data encryption on their Windows and Mac systems utilizing SED hardware where available—all without the complexity and cost associated with maintaining on-premise servers. For OPAL-based proprietary and solid-state SEDs, Wave Cloud provides an organization with drive initialization, user management, drive locking and user recovery. For Windows systems capable of running BitLocker, Wave Cloud provides remote management for fixed and removable disks with TPM authentication options and user recovery. For Mac systems, Wave Cloud allows remote enablement of File Vault 2 with password management options.

  Wave Mobility Pro—Tablet Edition

        Wave Mobility Pro—Tablet Edition is a combined enterprise product offering comprised of selected products in the Wave portfolio that have been assembled and tested specifically for use on Windows 8 tablets. For eliminating password authentication on these devices and augmenting strong authentication security, a virtual smart card and/or fingerprint authentication can be used to access the tablet, VPN or corporate network. For managing encryption, a choice of software-based encryption, BitLocker or an SED is supported depending on the capabilities of the tablet. Wave's endpoint data loss protection solution product Protector is another option for securing data on removable devices that are attached to the tablet.

  Data Protection Suite

        Wave provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery, through its wholly-owned subsidiary, Safend—an Israeli-based company acquired on September 22, 2011.

  Encryptor

        Encryptor provides hard disk encryption, protecting enterprise data from loss and theft and supporting an enterprise's attempt to waive disclosure requirements in the event of machine loss or theft with provable encryption. Encryptor enables compliance with regulatory, data security and privacy standards.

  Protector

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

  Inspector

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

  Discoverer

        Discoverer maps, classifies and locates data stored on organizational endpoints and networks. Discoverer provides insight to unsecured data that can assist an organization in improving security and compliance initiatives.

  Reporter

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

  Auditor

        Auditor scans endpoints for past and present connected devices and Wi-Fi networks. Auditor queries organizational network endpoints, locating and documenting devices that are or have been locally connected. Auditor checks all USB, PCMCIA, Firewire and Wi-Fi ports—granularly identifying endpoint devices connected for each user—both current and historical. Auditor provides organizations with visibility to identify and mange endpoint vulnerabilities.

CLIENT-SIDE APPLICATIONS

  EMBASSY Trust Suite and EMBASSY Security Center

        The current version of the EMBASSY Trust Suite consists of a set of applications and services that is designed to bring functionality and user value to TPM-enabled products. Designed to make the TPM easy for users to set up and use, the EMBASSY Trust Suite includes EMBASSY Security Center ("ESC"), Trusted Drive Manager ("TDM"), Document Manager ("DM"), and Private Information Manager ("PIM").

        EMBASSY Trust Suite is the term used when all client applications are included. More often than not a scaled down version of the client applications are packaged together under the EMBASSY Security Center branding (for example, EMBASSY Security Center—Trusted Drive Edition).

        ESC allows the user and/or administrator to configure the security settings for their TPM, Windows Login, fingerprint authentication, document encryption, and/or SED authentication. In addition to the basic function of making the TPM operational and backing up TPM keys, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined TPM password policy management.

        TDM is the component in ESC software that is utilized for advanced lifecycle management for SEDs. SEDs are designed to provide advanced data protection technology differing from software-based full disk encryption in that the encryption takes place in hardware in a manner designed to provide robust security without slowing processing speeds. Because the drives are factory-installed, the systems can be configured such that encryption is "always on" for the protection of proprietary information. The SED storage specifications are based upon the Opal Security Subsystem Class (SSC) specification—an industry standard issued and published by the TCG. The SSC specification gives vendors an industry standard for developing SEDs that secure data. Wave's products currently support all Opal-based proprietary and solid-state SEDs.

        DM is offered to provide document encryption, decryption and client-side storage of documents. PIM uses the TPM to securely store and manage user information, such as user names and passwords, credit card and other personal information.

MIDDLEWARE AND TOOLS

        Wave offers three toolkits to assist software and application developers interested in using a TCG-standards-based platform. These are the TCG-Enabled Toolkit, the Wave TCG-Enabled Cryptographic Service Provider ("CSP"), and the Wave TCG-Enabled Key Storage Provider ("KSP").

        For TPM protection using 3rd party applications, ESC includes a CSP and KSP that enable functions such as TPM-based PKI authentication to 802.1x networks, Microsoft DirectAccess, Microsoft Outlook for email, and Virtual Private Networks (VPNs). Applications for the TPM using Wave's CSP and KSP, however, are not limited to this list and can include various cryptographic functions for authentication, encryption and signing purposes.

DIGITAL SIGNATURE AND DOCUMENT MANAGEMENT

  SmartSAFE Bundle

        Our SmartSAFE Bundle, previously known as eSign Transaction Management Suite or eTMS, allows enterprises to manage their business processes and transactions online. Maintaining an electronically signed record is essential to the lifecycle of a legally binding transaction. Once created, these electronic records are verified for authenticity and are securely deposited in SmartSAFE. The SmartSAFE Bundle is comprised of integrated components that provide the functionality necessary to meet the technical and legal requirements of electronic transactions governed by the laws of the United States and international governance bodies. SmartSAFE consists of three standard capabilities: eDeliver, eSignature and eRetention. There are several optional modules available to expand the capabilities of SmartSAFE including SmartIDENTITY, SmartFORMS, SmartREPORTING and SmartCLOSE. Wave's SmartSAFE Bundle is being independently marketed to insurance, mortgage, banking and governmental institutions, offering electronic signature solutions that are designed to comply with the Electronic Signatures in Global and National Commerce Act and Uniform Electronic Transaction Act.

Markets and Business Strategy

Our Market

        Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. Virus attacks and breaches of security have demonstrated that software, on its own, is not always capable of completely securing a network or platform. Because of these security concerns we believe that there is a need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks. The TCG was formed to define, develop and promote open industry standard specifications for embedded hardware-enabled trusted computing and security technologies, including secure hardware and software interfaces across multiple platforms, peripherals and devices. The underlying premise of the creation of a Trusted Platform that meets the TCG specification is that only when a platform is secured by hardware, in effect creating a root of trust and a security environment which can be authenticated within the computer itself, will the information stored on the platform be adequately secure. Wave is seeking to become a software, application and services leader in the hardware-based digital security and e-commerce products markets. We believe Wave has been a pioneer in developing hardware-based computer security systems and that we are distinctly positioned to take advantage of our unique knowledge, significant technology assets and trusted computing intellectual property.

        Hardware-based trusted computing solutions can involve a new approach to conducting business and exchanging information using computer systems. We believe that these solutions will require traditional software-based security to be augmented with next-generation hardware-based security and an enhanced support infrastructure. Working in tandem with our trusted computing solutions are our Data Protection Suite applications, which are software solutions for the market of data leakage prevention. Intensive marketing and sales efforts have been, and will continue to be, necessary in order to generate demand for products using Wave's technology and to ensure that Wave's solution is accepted in this emerging market. Our objective is to make our products and services the preferred applications and infrastructure for Trusted Platforms. We believe that the key components in achieving this goal include:

  Capitalizing on Information Security Industry Trends

        We believe that security remains one of the top industry priorities across multiple segments of the user and product value chains. Wave believes that a key differentiator of its EMBASSY products is that they are interoperable across all of the currently available TPM-enabled Windows platforms while supporting all shipping DriveTrustTM and Opal-compliant SEDs from multiple vendors. Key industry initiatives and security specifications that will require the addition of trusted hardware are moving forward in a number of platforms. For example, Microsoft is requiring TPMs on all certified Windows devices in January 2015. The issuance of TCG's Opal self-encrypting drive industry specification standard for developing SEDs is another example. The Opal security subsystem storage specification gives developers a "blueprint" for developing SEDs. Virtually every Solid State Drive ("SSD") vendor is adding Opal technology because their customers are requiring Opal's crypto-erase function to effectively erase the data. Wave has worked with Seagate, Samsung, Fujitsu, Toshiba, Hitachi, Adata, Crucial/Micron, Intel, Kingston, Lite-on, SK-Hynix and CMS to develop Opal-compliant SED solutions. Finally, the emergence of Advanced Persistent Threats ("APTs") and BIOS vulnerabilities is another security trend where Wave is investing our unique capabilities and technologies for trusted computing.

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

  •
  Need to protect sensitive information on mobile PCs which may be stolen or lost

  •
  Need to comply with consumer protection laws and state and federal legislation requiring identity theft protection

  •
  Requirements for strong user authentication without the cost and vulnerability of passwords

  •
  New and emerging standards for BIOS security and BIOS integrity measurements

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

  Pursuing Strategic Marketing and Distribution Alliances

        We intend to expand Wave's strategic alliances with key partners that could distribute our products in enterprise, government and consumer markets and to build upon our alliances with such industry leaders as Intel, Dell, Acer, HP, Lenovo, ASUS, Samsung Mobile and others in the PC industry. In addition, we are engaged in strategic activities with semi-conductor manufacturers Broadcom, ST Microelectronics, Nuvoton, Atmel, Infineon Technologies and Samsung to support and/or deploy EMBASSY applications with their TPMs designed to the TCG specifications. TCG has expanded its scope to include networking systems, trusted peripherals, data storage devices, mobile wireless products and consumer electronics devices. Wave expects additional secure storage devices and data protection alternatives to continue to be introduced and believes that its trusted computing offerings can provide significant value on these platforms in these new markets.

  Enhancing Our Current Product Offerings and Products in Development

        We intend to continue to develop and extend our existing product offerings to include features and functions to meet customer requirements and market demand. Planned development efforts that enhance or utilize existing technologies include building upon and enhancing our capabilities in ERAS, Wave Endpoint Monitor and Wave Cloud.

        Client and server solutions supporting both the operations and lifecycle management of Trusted Platforms and their capabilities are major focus areas for Wave. New products that Wave is planning on developing over the ensuing period will consist primarily of new TCG client and server software services and enabling tools that will expand upon its portfolio of TCG trusted computing applications and services in the following areas:

  •
  Emerging hardware and software: TCG has released standards for newer versions of both the TPM and SED. Wave supports SEDs that conform to both the Opal 1 and Opal 2 specification. As hardware vendors develop TPMs that conform to the TPM 2.0 specification, Wave is enhancing its product solutions in support of the new TPM 2.0 platform. Wave is also building upon technologies that are compatible with the security requirements of Windows 8 devices which utilize the Unified Extensible Firmware Interface or UEFI.

  •
  Client applications: Wave's EMBASSY Security Center provides important end user functions such as TPM management and backup, Windows logon security, fingerprint enrollment, password management and data encryption. Wave plans to enhance its current client applications with advanced functionality exploiting the strong security of the TCG platform.

  •
  Server applications: Trusted devices require a number of lifecycle management functions to address the setup, registration, operations and systems management requirements of the platforms. Additionally, the capabilities of devices can be leveraged with server applications for enhanced data security, authentication and malware detection. Wave's current server and lifecycle management products consist of ERAS, Wave's Data Protection Suite and Wave Endpoint Monitor. Wave plans to enhance these products with future versions and to expand these products to offer additional enterprise security services.

  •
  Cloud applications: Many enterprises are choosing cloud-based services to eliminate the need to maintain hardware and IT resources for the on-premise operation of security solutions. Wave has a flexible and scalable platform for cloud-based services in Wave Cloud and plans to enhance its offerings for cloud-based security applications.

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

  Marketing, Sales and Customers

        Because Wave's products involve a new approach to conducting business and exchanging information using computer systems, we believe market acceptance of these products will require that traditional software-based security be enhanced and/or replaced with next-generation products designed using the TCG and related specifications. Intensive marketing and sales efforts have been, and will continue to be, necessary in order to increase recognition of, and generate demand for, products using Wave's technology and to ensure that Wave's solutions are accepted in this emerging market. Our current primary focus is on closing business with chip OEMs, PC OEMs, enterprise customers and systems integrators. Wave has also undertaken steps to develop and establish reseller channels for our products.

        Wave's business model targets revenues from various sources: licensing of our technology including EMBASSY client applications; tools and enabling software such as our Data Protection Suite or Wave's TCG Toolkit; and client/server-based trusted software solutions for the lifecycle management of keys and authentication of Trusted Platforms.

        Wave has identified six key markets where we believe our products could provide benefits:

  •
  PCs—TCG's standards-based specifications for trusted hardware are leading a growing number of PC OEMs toward increased deployment of TPM hardware. The current focus for both TCG and Wave is on business PC platforms. Wave anticipates providing enabling tools to systems integrators, independent software vendors and independent hardware vendors in order to take advantage of the new trusted computing features of these platforms.

  •
  Secure Storage Devices and Data Protection Devices—Based on significant industry requirements for data protection solutions, and as the TCG-based specifications for SEDs continue to be adopted by more storage vendors, Wave anticipates expanding its range of support for new products from independent hardware vendors and platform OEMs.

  •
  Endpoint Data Protection Products and Services—As the use of devices connected to laptops, desktops and other network endpoints has grown, devices accessing a secure network via Wi-Fi, Bluetooth, USB, FireWire, PCMCIA, serial and other ports may be totally unknown to network administrators. Wave's Data Protection Suite delivers visibility, control and protection of enterprise endpoints allowing for port control, device control, removable media encryption and data leakage prevention. Wave continues to focus on cross-selling these endpoint protection products and services along with our EMBASSY and other Wave-branded applications.

  •
  Banking and Finance—In addition to our initiatives to be a leader in delivering solutions that are specifically designed to comply with emerging standards, we are cultivating interest and support from all types of financial institutions for utilizing TCG-compliant platforms.

  •
  Government and Enterprise—Wave believes the market for information security in governmental units and large business enterprises is growing and that this market represents a key opportunity for Wave's TCG-compliant offerings.

  •
  Medical and Healthcare—Major government initiatives and investments associated with Health Information Technology are aimed at creating a nationwide electronic medical data/information infrastructure which would require high levels of security to protect unauthorized access to patient information and improved data security for storage of sensitive records. Wave believes that its security solutions may play a role as these initiatives and investments are developed.

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

  •
  Need for education regarding the use of TPMs and SEDs—the marketplace needs to be educated on the advantages of utilizing hardware-based technology as a security solution.

  •
  Limited availability of capital resources which, may not be available or, if available, may not be on terms favorable to us—Wave has financed the development of its business, in large part, by issuing new equity (See Liquidity and Capital Resources section for a detailed discussion of financing activities during 2013).

  •
  Competitive marketplace—we operate in a highly competitive market consisting of enterprises that have greater name recognition and customer bases and more financial, technical and marketing resources.

  •
  General economic conditions—the recent economic downturn has had, and may continue to have, an adverse effect on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

        Directly and through our partners, Wave is actively targeting opportunities in these markets as we believe our products provide a wide range of security and trust capabilities.

        Wave's sales for the year ended December 31, 2013, consisted primarily of licensing its software applications and support services. Of the total revenue realized for the years ended December 31, 2013, 2012 and 2011, most was derived from Wave's EMBASSY computer security products and services. Customers from whom Wave derived revenue in 2013 in excess of 10% of total revenues that would have a material adverse effect on Wave's business if Wave were to lose such customers are as follows:

Customer	Product or Service Sold	Percentage of Total Revenue for the year ended December 31, 2013
Dell	Software Licensing	46%

        Wave's business plan will continue to depend heavily on a small number of PC OEM customers, partners and prospective customers, the loss of or lack of substantial future revenues from, may have a material adverse effect on our business plan going forward. In 2013, Wave continued to expand its presence as a security solutions provider marketing to small, medium and large business enterprises and will continue to actively market its products and services to these enterprises in concert with its PC OEM customer base.

        Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. Dell accounted for approximately 46% of our revenue for the year ended December 31, 2013. From time to time Dell updates its hardware platforms with new security solutions packages. Our bundled software has been included on Dell platforms since 2006 (including the Dell Data Protection Access solution (DDPA) that is currently shipping). On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms that began shipping in late 2013. As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on new and future Dell platforms. However, Dell has not communicated to us any decisions regarding the next platform and we have no assurance that our software will be included in Dell's new or future platforms. If we are not successful in continuing to sell our technologies with Dell's new and future platforms, this could have a material adverse impact on our revenues in years after 2013.

  Segment Reporting

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 19 of the Notes to Consolidated Financial Statements.

  Financial Information about Geographic Areas

        Information required by this item is incorporated herein by reference to "Segment Information" in Note 19 of the Notes to Consolidated Financial Statements.

  Competition

        We operate in the information security market, a highly competitive and fragmented environment that is characterized by rapidly evolving technology. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we do. Also, many current and potential competitors have greater name recognition and more extensive customer bases to leverage, allowing these competitors to gain market share or product acceptance to our detriment. In addition, the rate of market acceptance of trusted computing solutions continues to reflect its formative and early stages despite the substantial increase in distribution of the technology. Wave's potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, McAfee, CA, Entrust, Inc., Sophos and SafeNet. In addition, Wave competes with other client security applications companies that are developing trusted computing applications including Softex, WinMagic, Absolute Software, Infineon and Microsoft. The competitive factors defining these evolving markets include product features, compatibility, standards compliance, quality and reliability, ease of use, performance, customer service and support, distribution and price. Wave believes its products meet the requirements to be successful viable products in these markets. The features of Wave's trusted client/server/cloud solutions products should allow it to compete favorably primarily because of its cross-platform interoperability and ease of use. In addition, Wave offers endpoint data security solutions and digital signature products, both of which can be enhanced when combined with trusted computing platforms and features.

        In the market for data protection products there are well established software companies which provide software-based full disk encryption products and supporting infrastructure: PointSec (acquired by Checkpoint), Utimaco (acquired by Sophos), Credant (acquired by Dell), PGP (acquired by Symantec), SafeBoot (acquired by McAfee), Secude (acquired by SAP), WinMagic, GuardianEdge (acquired by Symantec) and others. As the market for hardware-based full disk encryption products evolves, we expect that most of these companies will also provide support for SEDs.

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

International Market

        Most of our software products are controlled under various United States export control laws and regulations and may require export licenses for certain exports of the products and components outside of the United States and Canada. With respect to our EMBASSY Trust Suite, EMBASSY Security Center and EMBASSY Remote Administration Server software applications, we have applied for and received export classifications that allow us to export our products, without a license and with no restrictions, to any country throughout the world with the exception of Cuba, Iran, North Korea, Sudan and Syria.

        We believe the export classifications that we have received for our software products allow us to sell our products internationally in an effective, competitively advantageous manner. Enhancements to existing products may, and new products will, be subject to reviews by the Bureau of Export Administration to determine what export classification they will receive. Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license, as we are currently allowed for the products that we have received classification, or make it more difficult to receive the desired classification. If export regulations were to be modified in such a way we may be put at a competitive disadvantage with respect to selling our products internationally.

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

Research and Development

        Wave's products incorporate technologies in which we have made a substantial investment in research and development ("R&D"). We will likely be required to continue to make substantial investments in the design of information security applications and services. For the years ended December 31, 2013, 2012 and 2011, we spent approximately $11.4 million, $19.1 million and $16.1 million, respectively, on R&D activities.

Employees

        As of December 31, 2013, we employed one hundred forty-seven (147) full-time employees, one hundred twelve (112) of whom were involved in sales, marketing and administration and thirty-five (35) of whom were involved in research and development. As of December 31, 2013, we retained the services of three (3) full-time and three (3) part-time consultants. We believe our employee relations are satisfactory.

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

Item 1A.    Risk Factors

         In preparing our financial statements for the fiscal year ended December 31, 2013, we identified a material weakness in our internal control over financial reporting, and our failure to remedy this or other material weaknesses could result in material misstatements in our financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Our management identified a material weakness in our internal control over financial reporting as of December 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management as of December 31, 2013 consisted of the failure to effectively execute controls over testing and reviewing vendor specific objective evidence of fair value of maintenance for the Safend unit. See "Item 9A—Management's annual report on internal control over financial reporting" for further information. In addition, based on an evaluation of our disclosure controls and procedures as of December 31, 2013, and due to the material weakness in our internal control over financial reporting described above, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

        We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave's revenue in 2013 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of December 31, 2013, we had an accumulated deficit of approximately $417.2 million and negative working capital of approximately $8.2 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets such as digital security and online commerce.

        To achieve profitability we must, among other things:

  •
  continue to convince chip, personal computer motherboard, personal computer and computer peripheral manufacturers to license and distribute our products and services and/or make them available to their customers through their sales channels;

  •
  convince computer end users and enterprise computer customers to purchase our upgrade software and server products for trusted computing;

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

        If we do not succeed in these objectives we will not generate revenues; hence our business will not be sustainable.

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

        We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 46% of our revenue for the year ended December 31, 2013, as discussed below. If our relationship with any of our significant customers were disrupted we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations as discussed below.

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

        Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues. Dell accounted for approximately 46% of our revenue for the year ended December 31, 2013. From time to time Dell updates its hardware platforms with new security solutions packages. Our bundled software has been included on Dell platforms since 2006 (including the Dell Data Protection Access solution (DDPA) that is currently shipping). On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms that began shipping in late 2013. As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on new and future Dell platforms. However, Dell has not communicated to us any decisions regarding the next platform and we have no assurance that our software will be included in Dell's new or future platforms. If we are not successful in continuing to sell our technologies with Dell's new and future platforms, this could have a material adverse impact on our revenues in years after 2013.

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

        Wave's product offering represents a highly complex architecture designed to solve many of the security issues currently present with computer systems such as identity theft, fraudulent transactions, virus attacks, unauthorized access to restricted networks and other security problems that users of computer systems generally encounter. We are uncertain as to whether the marketplace will accept our solution to these security problems. We will not be successful if the market does not accept the value proposition that we perceive to be present in our products and services.

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

        Due in large part to Wave's early stage and lesser name recognition we depend upon strategic partners such as large, well established personal computer and semiconductor manufacturers and computer systems' integrators to adopt our products and services within the Trusted Computing marketplace. These companies may choose not to use our products and could develop or market products or technologies that compete directly with us. We cannot predict whether these third parties will commit the resources necessary to achieve broad-based commercial acceptance of our technology. Any delay in the use of our technology by these partners could impede or prohibit the commercial acceptance of our products. Although we have established some binding commitments from some of our strategic partners there can be no assurance that we will be able to enter into additional definitive agreements or that the terms of such agreements will be satisfactory. It will be necessary for Wave to expand upon our current business relationships with our partners, or form new ones, in order to sell more products and services for Wave to become a viable, self-sufficient enterprise.

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

        We rely on trade secrets and proprietary know-how which we protect, in part, by confidentiality agreements with our employees and contract partners. However, our confidentiality agreements may be breached and we may not have adequate remedies for these breaches. Our trade secrets may become known or be independently discovered by competitors. We also rely on intellectual property laws to prevent the unauthorized duplication of our software and hardware products. However, intellectual property laws may not adequately protect our technology. We have registered various trademark and service mark registrations with the United States Patent and Trademark Office. Wave may apply for additional name and logo marks in the United States and foreign jurisdictions in the future but we cannot be assured that registration of any of these trademarks will be granted.

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

        During January 2012, we entered into an At Market Issuance Sales Agreement, as amended on September 19, 2013, ("2012 ATM") with MLV & Co. LLC ("MLV") under which we are able to sell shares of our common stock from time to time through MLV. Continued sales of our common stock, if any, under the 2012 ATM will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be "at the market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). Future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the 2012 ATM. The issuance from time to time of these new shares of common stock, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

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

        Our common stock is listed on the NASDAQ Capital Market. In order to maintain our NASDAQ listing NASDAQ Marketplace Rule 5550(a)(2) requires that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. Because of the volatility in our common stock price there can be no assurance that we will be able to maintain compliance with this requirement. If our minimum bid price remains below $1.00 for 30 consecutive trading days, under the current NASDAQ Capital Market rules, we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period. In the event that we do not regain compliance during such 180 day period we would be entitled to an additional 180 day compliance period if we meet the other initial listing requirements of the NASDAQ Capital Market at the end of such initial 180 day period. In addition to the $1.00 bid price rule, in order to remain listed on the NASDAQ Capital Market, we must also maintain compliance with all of the other required continued listing requirements of the NASDAQ Capital Market, including the $35 million market capitalization requirement. If our common stock ceases to be listed for trading on the NASDAQ Capital Market we expect that our common stock would be traded on the Financial Industry Regulatory Authority's Over-the-Counter Bulletin Board (OTC-BB). The level of trading activity of our common stock may decline if it is no longer listed on the NASDAQ Capital Market. If our common stock ceases to be listed for trading on the NASDAQ Capital Market for any reason it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

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

Facility	Sq. Ft.	Annualized Lease Cost	Lease Expires
Cupertino, CA	16,000	$588,000	Jul. 2016
Tel Aviv, Israel	10,000	209,000	Jan. 2016
Lee, MA	13,000	151,000	Monthly
Princeton, NJ	5,000	101,000	Dec. 2014
Frankfurt, Germany	500	27,000	Monthly
London, UK	250	26,000	Monthly
Orvault, France	250	24,000	Mar. 2018
Taipei, Taiwan	250	12,000	Monthly
Tucson, Arizona	250	8,000	Jun. 2014

Item 3.    Legal Proceedings

        Brian Berger, a former employee of Wave who was terminated on November 1, 2013, has indicated that he may file a lawsuit against the company for unpaid compensation and penalties in the amount of approximately $181,810.53. The parties are currently in discussions regarding Mr. Berger's claims and the Company is evaluating its defenses. The Company has also advised Mr. Berger that he may not misappropriate Wave's proprietary technology and information and that the Company has reserved all of its rights with respect to any such activities.

        Dell, Inc. tendered to Wave a claim for defense indemnification in connection with a patent infringement lawsuit, MAZ Encryption Technologies LLC v. Dell, Inc. filed on February 22, filed on February 22, 2013 in the U.S. District Court for the District of Delaware, case no. 1:13-cv-00300 LPS. Wave has not been notified of any specific allegation of infringement identifying its technology in the lawsuit. Wave is not a party to the lawsuit and is evaluating its defenses should any allegations of infringement identifying Wave's technology arise in the lawsuit.

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

	High	Low
Year Ended December 31, 2013
First Quarter	$4.24	$2.60
Second Quarter	2.80	1.20
Third Quarter	1.91	0.87
Fourth Quarter	1.44	0.82
Year Ended December 31, 2012
First Quarter	$10.36	$6.40
Second Quarter	7.68	2.60
Third Quarter	4.80	2.12
Fourth Quarter	4.08	2.36

        As of March 11, 2014, there were approximately 17,500 holders of our Class A Common Stock. As of such date, there were 11 holders of our Class B Common Stock.

        On March 11, 2014, the last sale price reported on the NASDAQ Capital Market for the Class A Common Stock was $1.05.

        We have never declared, nor paid, cash dividends on our Class A Common Stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends on our Class A Common Stock in the foreseeable future.

Performance Graph

        The following line graph compares the Company's cumulative total return to stockholders with the cumulative total return of the NASDAQ Market Value Index and the Computer Related Services SIC Code Index from December 31, 2008 through December 31, 2013. These comparisons assume the investment of $100 on December 31, 2008 and the reinvestment of dividends. The stock performance on the graph is not necessarily indicative of future stock price performance.

Wave Systems Corp.
Comparison of Cumulative Total Return to Stockholders
December 31, 2008 through December 31, 2013

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Wave Systems Inc, the NASDAQ Composite Index, and SIC Code Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	Wave Systems	Peer Group (SIC Code 7379)	NASDAQ Market
12/31/08	$100.00	$100.00	$100.00
12/31/09	383.78	130.25	144.88
12/31/10	1,064.86	153.06	170.58
12/31/11	586.49	137.14	171.30
12/31/12	193.78	162.10	199.99
12/31/13	61.49	230.63	283.39

Item 6.    Selected Financial Data

        The selected historical consolidated financial data presented below as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 are derived from our audited Consolidated Financial Statements contained in Item 8 of this report. The historical consolidated data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes in Part IV, Item 15(a) of this Annual Report on Form 10-K.

 Consolidated Statement of Operations Data

	2013	2012	2011	2010	2009
Net Revenues	$24,400,852	$28,844,513	$36,139,015	$26,050,792	$18,888,879

Operating expenses:
Cost of net revenues	3,696,936	6,866,332	2,037,649	1,776,818	1,397,891
Adjustments to purchase accounting	—	—	1,033,206	—	—
Selling, general and administrative	26,829,636	32,632,237	27,871,223	18,019,707	12,992,715
Research and development	11,380,258	19,055,894	16,087,129	10,288,460	7,825,058
Impairment of goodwill and purchased intangible assets	2,590,000	4,054,732	—	—	—
Write-off of impaired assets	—	—	—	—	—

Total operating expenses	44,496,830	62,609,195	47,029,207	30,084,985	22,215,664

Operating loss	(20,095,978)	(33,764,682)	(10,890,192)	(4,034,193)	(3,326,785)

Other income (expense):
Net currency transaction gain (loss)	(17,220)	12,156	175,004	—	—
Net interest and other income (expense)	(200,456)	(197,989)	(4,589)	(15,842)	(19,466)

Total other income (expense)	(217,676)	(185,833)	170,415	(15,842)	(19,466)

Loss before income taxes	(20,313,654)	(33,950,515)	(10,719,777)	(4,050,035)	(3,346,251)
Income tax expense	(10,610)	(12,033)	(74,959)	(72,782)	—

Net loss	$(20,324,264)	$(33,962,548)	$(10,794,736)	$(4,122,817)	$(3,346,251)
Weighted average number of common shares outstanding during the period	29,825,854	24,051,126	21,086,182	19,981,119	17,131,643
Loss per common share—basic and diluted	$(0.68)	$(1.41)	$(0.51)	$(0.21)	$(0.20)

Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

        All shares and per share data presented in the consolidated statements of operations data above have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

Consolidated Balance Sheet Data

	2013	2012	2011	2010	2009
Working capital	$(8,194,200)	$(5,731,535)	$(1,984,916)	$2,588,456	$(2,046,998)
Total assets	11,824,909	18,633,158	30,122,257	17,083,883	6,327,925
Long-term liabilities	5,591,861	6,396,437	5,188,545	1,466,734	183,505
Total liabilities	20,808,084	21,498,615	18,580,902	14,387,112	8,187,880
Total stockholders' equity (deficit)	$(8,983,175)	$(2,865,457)	$11,540,575	$2,696,771	$(1,859,955)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in six sections:

  •
  Overview

  •
  Business Update

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Critical Accounting Policies

        Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Overview

        Wave's management has focused its activities and resources on the continued development and marketing of the TCG-compliant software products. As the market for TPM-enabled products has evolved and as the availability and use of SEDs has increased, Wave has developed its EMBASSY® digital security products to support security hardware based on the TCG specifications for TPMs and SEDs.

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

        Wave's products include the Wave EMBASSY® digital security products and services and Safend's endpoint data loss protection products and services. These products and services constitute Wave's reportable segments as of December 31, 2013 and 2012.

        Wave's consolidated financial statements as of December 31, 2013 have been prepared under the assumption that we will continue as a going concern. Wave's independent registered public accounting firm has issued a report dated March 14, 2014, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern (See Note 3 to Wave's consolidated financial statements).

Business Update

        In May 2013, Wave's management and the Board of Directors developed and implemented a company-wide program of personnel and spending reductions to bring Wave's overhead into closer alignment with current revenue trends and the Company's financial position. Combined with previous actions, these reductions were intended to reduce overall spending across all departments by approximately $10 million per year, until such time as Wave's revenue, working capital and cash flow could support increased investment. These additional cost reduction initiatives were in place throughout the remainder of 2013 and will continue into 2014. The reductions have reduced Wave's cash burn without any significant one-time costs or charges.

        In October 2013, the Board of Directors appointed William Solms as acting CEO, replacing Steven Sprague. Mr. Solms was later confirmed CEO in November 2013. Since that time Mr. Solms, along with other members of management, have conducted strategic reviews of the significant business components of Wave including product offerings and focus, sales and marketing approaches, research and development efforts and product development issues and procedures. The reviews have been conducted with the underlying objectives of increasing clarity, efficiency and accountability within Wave.

        In this context, we believe 2014 will be a year of positive transition for Wave. We intend to build on the momentum generated from our strategic reviews and the changes that have been made to our policies and procedures as a result. Our primary focus in 2014 will include the following priority objectives:

  •
  Achieve revenue growth by increasing the size and scope of the customers we are pursuing while, focusing on our core product offerings;

  •
  Continue to pursue new licensing contracts pursuant to which PC and chip OEMs license our applications and distribute them as part of their offerings while paying Wave a royalty for each unit shipped;

  •
  Better position our core products in the marketplace while continuing to educate potential customers on the benefits of utilizing TPMs and SEDs;

  •
  Continue to reduce operating expenses in an effort to bring Wave's cost structure into closer alignment with revenue trends and the Company's financial position; and

  •
  Assess product development and resource needs for projects in our pipeline to best allocate resources to projects that have more significant future revenue potential.

        Revenue growth, along with disciplined expense control, remain key objectives for us moving forward as we navigate through the current environment.

Results of Operations

        Since the acquisition of Safend, which occurred on September 22, 2011, we have determined that Safend's endpoint data loss protection products and services represent a separate segment. We have prepared our 2013 results of operations by segment as the 2012 Safend results include a full year of Safend activity.

        As the 2011 results only include slightly greater than one quarter of Safend results we have commented specifically on the comparison between our consolidated 2012 and 2011 results as a result of the Safend operations in the various income statement captions.

Comparison of the years ended December 31, 2013 and 2012

EMBASSY® digital security products and services

Net Revenues:

	2013	2012	Increase (Decrease)	% Change
Licensing and maintenance	$17,946,575	$21,821,680	$(3,875,105)	(18)%
Services	1,808,938	1,363,781	445,157	33%

Total Net Revenues	$19,755,513	$23,185,461	$(3,429,948)	(15)%

        The decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $2,550,000, primarily as the result of a decrease in the volume of Dell shipments and a net decrease in revenue recognized on Wave's license upgrade sales of approximately $1,509,000 during the year ended December 31, 2013 as compared to 2012. The decrease in revenue recognized on Wave's license upgrade sales was due primarily to a decrease of approximately $1,274,000 in revenue recognized for an order from one of the world's leading international oil and gas companies. The order, which involved tens of thousands of licenses, related software maintenance and consulting services through the end of 2012, was a "large" class order for which VSOE has not yet been achieved. As a result, we recognized the $1.7 million of license and maintenance revenue ratably through the end of 2012, which resulted in revenue of approximately $1,578,000 for the year ended December 31, 2012. For this same customer, we recognized approximately $304,000 during the year ended December 31, 2013 for continued maintenance and additional license upgrades purchased during 2013.

        Services revenue earned during the year ended December 31, 2013 and 2012 was from fixed-price modifications to a contract awarded by the United States Department of Defense.

Operating Expenses:

	2013	2012	Increase (Decrease)	% Change
Licensing and maintenance—cost of net revenues	$1,634,629	$2,005,881	$(371,252)	(19)%
Services—cost of net revenues	277,665	144,111	133,554	93%
Selling, general and administrative	25,455,546	30,080,705	(4,625,159)	(15)%
Research and development	7,707,598	14,306,320	(6,598,722)	(46)%

Total operating expenses	$35,075,438	$46,537,017	$(11,461,579)	(25)%

        Licensing and maintenance—cost of net revenues, consists primarily of foreign tax withholdings, customer support personnel costs and share-based compensation expense. The decrease in licensing and maintenance—cost of net revenues during the year ended December 31, 2013 as compared to 2012 was due primarily to a decrease in Wave salaries of approximately $248,000 and a decrease in tax withholdings associated with OEM revenue due to declining OEM shipments of approximately $219,000, offset by an increase of approximately $96,000 in support costs for consulting services to one of the world's leading international oil and gas companies.

        Services—cost of net revenues incurred during year ended December 31, 2013 and 2012 was for work performed on fixed-price modifications to a contract with the United States Department of Defense.

        The decrease in selling, general and administrative ("SG&A") expenses during the year ended December 31, 2013 as compared to 2012 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $2,571,000 consisting of a decrease in salaries of approximately $1,513,000 due to headcount reductions, a decrease in stock compensation expense of approximately $2,071,000 due to a lower share price and forfeitures totaling approximately $817,000 during 2013, offset by a severance liability of approximately $1,013,000, (ii) a decrease of approximately $368,000 in travel expenses, (iii) a decrease of $448,000 in Wave professional services expenses, consisting primarily of consulting, audit and recruitment fees, (iv) a decrease of $124,000 in maintenance agreements and (v) a decrease of approximately $1,140,000 in Wave's trade show and marketing expenses.

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

        The decrease in R&D expenses during the year ended December 31, 2013 as compared to 2012 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $5,144,000, which included an approximate $803,000 decrease in stock compensation as a result of a lower share price and forfeitures of approximately $239,000 during 2013, (ii) a decrease in outsourced engineering totaling approximately $649,000, (iii) a decrease of approximately $36,000 in travel expenses and (iv) a credit of $600,000 related to the completion of funded software development for Dell. In November 2012, Wave received $600,000 from Dell for the performance of certain software development services. The $600,000 received from Dell was deferred as a current liability on the consolidated balance sheet at December 31, 2012 and was offset against research and development expense during the year ended December 31, 2013 upon completion of the software development.

        Due to the reasons set forth above, the EMBASSY® digital security products and services segment operating for the year ended December 31, 2013 was $15,319,925 as compared to $23,351,556 for 2012.

Comparison of the years ended December 31, 2013 and 2012

Safend endpoint data loss security products and services

Net Revenues:

	2013	2012	Increase (Decrease)	% Change
Licensing and maintenance	$4,645,339	$5,659,052	$(1,013,713)	(18)%

Total Net Revenues	$4,645,339	$5,659,052	$(1,013,713)	(18)%

        The decrease in licensing and maintenance revenues was due primarily to a decrease in license sales and a lower maintenance base during the year ended December 31, 2013 compared to 2012. For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence ("VSOE") of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as license revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately. During the year ended December 31, 2013, Safend lost VSOE of fair value of maintenance for its Encryptor products. The loss of VSOE of fair value of maintenance for Encryptor resulted in a decrease of approximately $327,000 in recognized revenue for the year ended December 31, 2013.

Operating Expenses:

	2013	2012	Increase (Decrease)	% Change
Licensing and maintenance—cost of net revenues	$1,784,642	$4,716,340	$(2,931,698)	(62)%
Selling, general and administrative	1,374,090	2,551,532	(1,177,442)	(46)%
Research and development	3,672,660	4,749,574	(1,076,914)	(23)%
Impairment of goodwill	2,590,000	4,054,732	(1,464,732)	(36)%

Total operating expenses	$9,421,392	$16,072,178	$(6,650,786)	(41)%

        Licensing and maintenance—cost of net revenues, consists primarily of foreign tax withholdings, customer support personnel costs, share-based compensation expense, amortization expense and impairment charges on the developed technology intangible asset. The decrease in licensing and maintenance—cost of net revenues was due primarily to a $1,615,000 impairment charge on the developed technology intangible asset during the year ended December 31, 2013 as compared to a $3,400,000 impairment charge to this same asset during the year ended December 31, 2012, a decrease of $1,785,000. As a result of the impairment charges to the developed technology intangible asset, which decreased the net book value of the asset, amortization expense was approximately $99,000 for the year ended December 31, 2013 as compared to approximately $915,000 for 2012, a decrease of $816,000.

        The decrease in SG&A expenses during the year ended December 31, 2013 as compared to 2012 was due primarily to (i) a decrease in Safend salaries and related benefits totaling approximately $459,000, which included a decrease of approximately $117,000 in stock compensation expense due to a lower share price and forfeitures of approximately $93,000 during 2013, (ii) a decrease of approximately $165,000 in travel expenses, (iii) a decrease of approximately $279,000 in Safend's depreciation and amortization expense primarily as a result of the decrease in amortization expense on the customer relationship intangible asset due to an impairment charge to the asset during the fourth quarter of 2012 and (iv) a decrease of approximately $175,000 in office related expenses.

        The decrease in R&D expenses during the year ended December 31, 2013 as compared to the same period in 2012 was due primarily to a decrease in Safend salaries and related benefits totaling approximately $920,000, which included a decrease of approximately $144,000 in stock compensation expense due to a lower share price and forfeitures of approximately $93,000 during 2013.

        During the fourth quarter of 2012 and the first quarter of 2013, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, significantly lower than expected revenue, identification of increased competition for transactions involving Safend products, inability of the combined sales force to close large transactions and downward revisions to management's short-term and long-term forecast for Safend. The revised forecast reflected changes related to revenue growth rates, current market trends, expected deal synergies and other expectations impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that the fair value of the Safend reporting unit was less than its carrying amount.

        When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test during the first quarter of 2013 and fourth quarter of 2012, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded impairment charges of $1.6 million and $5.3 million on intangible assets during the first quarter of 2013 and fourth quarter of 2012, respectively. The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

        After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above in the first quarter of 2013 and the fourth quarter of 2012, the Company completed the two step goodwill impairment test for the Safend reporting unit. This test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2.2 million during the fourth quarter of 2012, which resulted in a $4.0 million remaining carrying value of Safend goodwill as of December 31, 2012 and an additional goodwill impairment charge of $2.6 million during the first quarter of 2013, which resulted in a $1.4 million remaining carrying value of Safend goodwill as of December 31, 2013. The goodwill impairment charge totaling approximately $2.6 million for the year ended December 31, 2013 and the impairment charge totaling approximately $4.1 million for the year ended December 31, 2012, which consists of the goodwill impairment of approximately $2.2 million and an additional $1.9 million of impairment on the customer relationship and in-process technology intangible assets, are included in the impairment of goodwill and intangible assets line item in the consolidated statements of operations. The developed technology impairment charge of approximately $1.6 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively, are included in the licensing and maintenance—cost of net revenues line item in the consolidated statements of operations.

        Due to the reasons set forth above, the Safend endpoint data loss security products and services segment operating loss for the year ended December 31, 2013 was $4,776,053 as compared to $10,413,126 for 2012.

Comparison of the years ended December 31, 2012 and 2011

	2012	2011	Increase (Decrease)	% Change
Licensing and maintenance	$27,480,732	$35,100,518	$(7,619,786)	(22)%
Services	1,363,781	1,038,497	325,284	31%

Total Net Revenues	$28,844,513	$36,139,015	$(7,294,502)	(20)%

        Licensing and maintenance revenues decreased by approximately $7,620,000 during the year ended December 31, 2012 as compared to 2011. This decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $4,800,000, primarily as the result of a decrease in the volume of Dell shipments and an amendment to Wave's software license agreement with Dell reducing net unit pricing effective November 1, 2011 and a net decrease in revenue recognized on Wave's license upgrade sales of approximately $6,400,000 during the year ended December 31, 2012 as compared to 2011, offset by an increase in Safend licensing and maintenance revenues of approximately $3,900,000 for the year ended December 31, 2012 as compared to 2011 as a result of a full year of Safend activity for 2012.

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

        The decrease in revenue recognized on Wave's license upgrade sales was due primarily to approximately $6,802,000 of license revenue recognized during the year ended December 31, 2011 through our OEM partners on behalf of their customer, a U.S.-based global automaker, for orders received in late 2010 and the recognition of approximately $3,008,000 during the year ended December 31, 2011 on orders received in early May 2011 from BASF, a global chemical firm. During the year ended December 31, 2012, approximately $808,000 was recognized as license revenue for the U.S.-based global automaker for continuing maintenance and approximately $695,000 was recognized as license revenue for continuing maintenance with BASF. These decreases were offset by approximately $2,625,000 of license, maintenance, training and consulting revenue recognized during the year ended December 31, 2012 on an order from a leading international oil and gas company that was completed in November, 2011.

        Services revenue earned during the year ended December 31, 2012 was from a $1,507,120 fixed-price modification to a contract awarded by the United States Department of Defense and completed during September 2012. Services revenue earned during the year ended December 31, 2011 was from two fixed-price modifications (which included the modification noted above) to a contract awarded by the United States Department of Defense. Work on the first $1,600,000 fixed-price modification was completed during mid-February 2011 while work on the second $1,507,120 fixed-price modification began in late August 2011 and was completed during September 2012. During November 2012 an additional $600,000 fixed-price modification was completed.

        Licensing and maintenance—cost of net revenues, which consists primarily of an impairment charge to the developed technology intangible asset acquired from Safend, foreign tax withholdings, customer support personnel costs, share-based compensation expense and amortization and impairment expense, was $6,333,221 for the year ended December 31, 2012 as compared to $1,848,482 for 2011. The increase in licensing and maintenance—cost of net revenues was due primarily to (i) a $3,400,000 impairment charge to our developed technology intangible asset, (ii) a $662,000 net increase in amortization expense on the acquired developed technology intangible asset and (iii) an increase of in Safend licensing and maintenance—cost of net revenues of approximately $358,000 as compared to 2011. Services—cost of net revenues, which consists primarily of government time and materials contract costs, was $144,111 for the year ended December 31, 2012 as compared to $189,167 in 2011. Services—cost of net revenues decreased during 2012 as compared to 2011 as 2011 included work on our initial modification to the contract with the United States Department of Defense and work on the second contract modification. The second contract modification was completed in September 2012.

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

        Wave's software license agreement with Dell was amended during November 2012, retroactive to August 1, 2012. As a result of this amendment Wave received $600,000 from Dell for the performance of certain software development services. The $600,000 received from Dell is deferred as a current liability at December 31, 2012 on the consolidated balance sheet and was offset against research and development expense upon completion of the software development during the year ended December 31, 2013.

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

        Due to the reasons set forth above, our net operating loss for the year ended December 31, 2012 was $33,764,682 as compared to $10,890,192 for year ended December 31, 2011.

Liquidity and Capital Resources

Summary

        We closely manage our liquidity and capital resources. Key variables we use to manage our liquidity requirements include discretionary SG&A and R&D spending, capital expenditures, financing arrangements and working capital management. We plan to exercise a disciplined approach to liquidity and capital management, while investing in key areas such as product development and research and development.

        Wave has incurred substantial operating losses since its inception and as of December 31, 2013 has an accumulated deficit of approximately $417,240,000. We expect to incur an operating loss for 2014. As of December 31, 2013, we had negative working capital of approximately $8,194,000 and approximately $2,120,000 in cash and cash equivalents.

        Given Wave's forecasted capital requirements for the year ending December 31, 2014, as detailed below in Liquidity requirements and future sources of capital, and our cash balance as of December 31,

2013, Wave will be required to raise additional capital prior to December 31, 2014 to continue to fund its operations. Wave's ability to raise additional capital is primarily based on three sources (see Liquidity requirements and future sources of capital below for discussion of restrictions):

  •
  Sales of registered Class A Common Stock under a $20,000,000 shelf registration statement filed with the SEC on August 9, 2013 and declared effective by the Commission on September 12, 2013 ("2013 shelf registration statement");

  •
  Sales of registered Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC ("MLV") entered into during January, 2012; and

  •
  Sales of Class A common Stock through private placements.

Cash Flows

        The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ended December 31:

	2013	2012	2011
Total cash provided by (used in):
Operating activities	$(11,546,998)	$(15,756,216)	$(1,225,603)
Investing activities	(412,715)	(169,660)	(1,798,718)
Financing activities	11,967,046	14,653,610	2,814,280

Increase (decrease) in cash and cash equivalents	$7,333	$(1,272,266)	$(210,041)

Operating Activities

        The decrease in cash used in operating activities in 2013 compared to 2012 of approximately $4,209,000 was primarily related to a decrease in cash outflows as a result of the significant spending reductions implemented during 2013. Cash collections from customers amounted to approximately $26,747,000 and $29,977,000 for the years ended December 31, 2013, and 2012, respectively. The decrease in cash collections from customers in 2013 as compared to 2012 was due, in part, to the decrease in royalties received from Dell as a result of a decrease in Dell shipments.

        The increase in cash used in operating activities in 2012 compared to 2011 of approximately $14,530,000 was primarily related to a decrease in cash receipts from customers and an increase in cash outflows as a result of the Safend acquisition. Cash collections from customers amounted to approximately $29,977,000 and $37,203,000 for the years ended December 31, 2012, and 2011, respectively. The decrease in 2012 as compared to 2011 was due, in part, to the collection of $8.1 million of accounts receivable during 2011 for orders received in late December 2010 through our OEM partners on behalf of their customer, a U.S.-based global automaker. In addition, cash used in operations increased during 2012 as a result of the acquisition of Safend and the related expenses for personnel expenditures, marketing and other general operating expenses.

Investing Activities

        The increase in cash used in investing activities in 2013 compared to 2012 of approximately $243,000 was the result of internal-use software developments costs of $226,000 in 2013 associated with the development of Wave Cloud 2014.

        The decrease in cash used in investing activities in 2012 compared to 2011 of approximately $1,629,000 was the result of the acquisition of Safend which occurred in September 2011 for approximately $803,000 and a decrease of approximately $825,000 to property and equipment acquisitions in 2012 as compared to 2011.

Financing Activities

        The decrease in cash provided by financing activities in 2013 compared to 2012 of approximately $2,687,000 was the result of decreases in at the market offerings through MLV of approximately $3,701,000, decreases of approximately $760,000 in warrant exercises, stock options exercises and employee stock purchase plan purchases offset by increases in financings of $1,747,000.

        The increase in cash provided by financing activities in 2012 compared to 2011 of approximately $11,840,000 was the result of approximately $9,054,000 in at the market offerings through MLV and approximately $4,606,000 in financings during 2012. These inflows were offset by decreases in cash received from warrant exercises, stock option exercises and employee stock purchase plan purchases of approximately $1,813,000 in 2012 due to Wave's declining stock price in 2012 as compared to 2011.

        The significant amount of proceeds received in 2013 and 2012 from the sale of common stock were necessary in to support Wave's growth strategy and increases in SG&A and R&D capital requirements.

Liquidity requirements and future sources of capital

        Wave estimates that its total expenditures to fund operations for year ending December 31, 2014 will be approximately $35,500,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

        Sources of capital may include the following:

  •
  cash on hand of approximately $2,120,000 as of December 31, 2013;

  •
  collection of receivables; and

  •
  additional financings.

        Wave does not expect to generate enough revenue to fund its cash flow requirements for the year ending December 31, 2014. As of December 31, 2013, we had approximately $2,120,000 of cash on hand. Given Wave's forecasted capital requirements for the year ending December 31, 2014, and our cash balance as of December 31, 2013, Wave will be required to raise additional capital prior to December 31, 2014 to continue to fund its operations. Wave has historically raised additional capital from registered share offerings, sales of Class A Common Stock via the At the Market Sales Agreement with MLV and through private placements.

        At the time of the December 18, 2013 financing, we were required to calculate the amount of capital we were allowed to raise in accordance with the General Instruction I.B.6. on Form S-3, otherwise known as the "one-third" rule. The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant's aggregate market value of the common equity held by non-affiliates is less than $75 million. As of March 11, 2014 our approximate aggregate market value is $42.4 million. As a result of the December 18, 2013 financing and the application of the one-third rule, the funds available on the 2013 shelf registration statement were reduced. Until we attain an aggregate market value of $75 million or more for shares held by non-affiliates, our available funds under the 2013 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of March 11, 2014, approximately $11,718,000 in gross proceeds remains under the 2013 shelf registration statement, however we are restricted to $6,721,000 as of such date due to the one-third rule. The total funds available under the 2013 shelf registration statement are allocated to the At the Market Sales Agreement with MLV which may be utilized for future financings.

        Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

        We have transferred certain accounts receivable to buyers through CapFlow Funding Group Managers, LLC ("CapFlow") that are accounted for as secured borrowings because we are required to repurchase the pledged receivables under certain circumstances in case of specific defaults by our customers as set forth in the program terms. The carrying value of each secured borrowing approximates 85% of each associated pledged receivable taking into consideration a 15% holdback provision per the CapFlow agreement. The customers' payment of the pledged receivables constitutes the repayment of the related amounts borrowed. Capflow will then remit the remaining 15% holdback to Wave less interest. The interest rate on the secured borrowings was approximately 1.50% for every thirty days outstanding.

Known trends and uncertainties affecting future cash flows

        Because Wave does not have sufficient cash to fund operations for the year ending December 31, 2014, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2014. As detailed above, the funds available under the 2013 shelf registration statements will remain restricted if Wave is unable to exceed $75 million in aggregate market value of the common equity held by non-affiliates. As such, our ability to raise the necessary capital to fund operations may not be sufficient for the year ended December 31, 2014.

        We will be required to sell additional shares of common stock or preferred stock or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending December 31, 2014. The availability and amount of any such financings are unknown at this time and as a result of the one-third rule as detailed above, proceeds available to us under the 2013 shelf registration statement may not be adequate. Due to our current cash position, our forecasted capital needs over the next year and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

        From time to time Dell updates its hardware platforms with new security solutions packages. Our bundled software has been included on Dell platforms since 2006 (including on the Dell Data Protection Access solution (DDPA) that is currently shipping). On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms that began shipping in late 2013. As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on new and future Dell platforms. However, Dell has not communicated to us any decisions regarding the next platform and we have no assurance that our software will be included in Dell's new or future platforms. Wave plans to continue to work with Dell to offer software solutions to enhance and improve Dell's hardware platforms. If we are not successful in continuing to sell our technologies with Dell's new and future platforms, this could have a material adverse impact on our revenues in years after 2013.

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

        Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products. Therefore, if Wave is not able to begin to generate significant revenues by December 31, 2014 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond December 31, 2014. The challenges presented by the recent economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Contractual Obligations

Royalty Liability

        Safend is contractually required to pay back grants received from the Israeli government through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor ("OCS") for the financing of a portion of its research and development expenditures in Israel. Safend's repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. Wave determined the fair value of this liability to be $4,043,000 at September 22, 2011. At December 31, 2013 and 2012, the liability amounted to $4,673,629 and $4,696,129, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and accretion of the discount.

Operating Leases

        Wave has no significant long-term contractual obligations other than with respect to the royalty liability obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating lease commitments	$915,000	$1,226,000	$16,000	$—	$2,157,000

Total commitments	$915,000	$1,226,000	$16,000	$—	$2,157,000

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

Licensing and Maintenance

        Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners, software development and other services. Wave's distribution arrangements also give rise to separate software license upgrade agreements with the end users of the products distributed by the OEMs. Wave applies software revenue recognition guidance to all transactions except those where no software is involved. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Persuasive evidence is generally a binding purchase order or license agreement. Delivery occurs when product is shipped, for its OEM distribution arrangements, or delivered via a license key, for our license upgrade agreements.

        Wave enters into perpetual software license agreements through direct sales to customers and indirect sales through its OEM partners, distributors and resellers with the end users of the products distributed by the OEMs. Wave has defined its two classes of end user customers as large and small based on those with orders in excess of 5,000 licenses and those with less than 5,000 licenses, respectively. These license upgrade agreements generally include a maintenance component. For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence ("VSOE") of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as license revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately.

        Beginning in the quarter ended March 31, 2011, Wave had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for its small class of customers. Through December 31, 2013, Wave continues to lack sufficient independent maintenance renewals to establish VSOE for its large customer class. As a result, beginning in the quarter ended March 31, 2011, for the small customer class, Wave has allocated the arrangement consideration to the elements in multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

        When VSOE of fair value for the undelivered elements does not exist, as is still the case for Wave's large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing and maintenance revenue. At December 31, 2013, Wave's deferred revenue consists of the unamortized maintenance for sales to its small class of customers and bundled license and maintenance arrangements where VSOE does not exist.

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

        Safend has VSOE of fair value of maintenance for its Protector product. As a result Safend allocates the arrangement consideration among the elements in its multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. When VSOE of fair value for the undelivered elements does not exist, as is the case for maintenance for its Encryptor, Inspector, Discover, Reporter and Auditor products, the entire arrangement fee is recognized ratably over the performance period as licensing and maintenance revenue.

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

        Valuation of Goodwill and Purchased Intangible Assets—We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill and other intangibles allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For our annual goodwill impairment test at September 30, we performed a quantitative test for our Safend reporting unit. In the first step, we compare the fair value of the Safend unit to its carrying value. We determine the fair value of Safend using the income approach. Under the income approach, we calculated the fair value of the Safend unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, then we must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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

        During the fourth quarter of 2012 and the first quarter of 2013, we determined that sufficient indicators of potential impairment existed to require an interim impairment analysis for the Safend reporting unit. As a result, we recorded an impairment charge for goodwill and intangible assets related to the Safend reporting unit as discussed in the Results of Operations section above.

        We will continue to evaluate goodwill on an annual basis as of the end of our third fiscal quarter and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results or changes in management's business strategy, indicate that there may be a potential indicator of impairment.

        Capitalized internal-use software development costs—The Company follows the provisions of ASC Topic 350-40, Intangibles Goodwill and Other—Internal Use Software. ASC Topic 350-40 provides guidance for determining whether computer software is internal-use software and also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. These capitalized costs are related to Wave's cloud platform that is hosted by the Company and accessed by its clients on a subscription basis. The Company expenses all costs incurred during the preliminary project stage of development and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over five years, which is the estimated useful life of the software. At each balance sheet date, management evaluates the unamortized capitalized software costs for potential impairment by comparing the balance to the net realizable value of the products. The Company capitalized $726,000 of software development costs during the year ended December 31, 2013.

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

Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, and because of the material weakness in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective.

        Because of this material weakness in preparing our financial statements at December 31, 2013, we performed additional procedures to ensure that our financial statements were fairly presented in all material respects in accordance with U.S. generally accepted accounting principles.

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

        Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In connection with this assessment, we identified the following material weakness in internal control over financial reporting as of December 31, 2013 and therefore concluded that, as of December 31, 2013, our internal control over financial reporting was not effective.

        We failed to timely execute our control to test the existence of vendor specific objective evidence ("VSOE") of fair value of maintenance for the Safend unit.

        As a result of this material weakness, we made an adjustment to reduce revenue and increase deferred revenue at December 31, 2013, to our preliminary consolidated financial statements and footnotes prior to finalization and inclusion in this Form 10-K. Additionally, there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

        KPMG LLP, an independent registered public accounting firm that audited the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K, has issued an audit report on its assessment of the Company's internal control over financial reporting. That report appears immediately following Item 9A.

(c)    Changes in internal controls

        As previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2012, we reported the following material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act):

  •
  Inadequate resources to effectively execute controls over accounting for significant, complex accounting matters.

        The remediation efforts taken during 2013, which were evidenced in part based on testing completed in the fourth quarter of 2013, included the following:

  •
  Enhanced accounting processes and related controls;

  •
  Reallocated resources within the accounting department to ensure that our accounting and related disclosures can be completed accurately and in a timely manner;

  •
  Improved the organization and design of our internal review processes to include more formal management oversight and ensured the sufficiency of accounting resources;

  •
  Utilized third-party subject matter experts to assist us in determining the appropriate accounting for material and complex transactions.

        During the quarter ended December 31, 2013, no changes (other than those in conjunction with certain remediation efforts described below) were identified in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

(d)    Remediation Plans

        Our controls and procedures for testing and reviewing VSOE of fair value of maintenance for the Safend unit will be strengthened to provide more assurances that significant errors or other material issues can be identified in a timely manner. Specifically, we will:

  •
  Formalize accounting processes to bring the Safend VSOE of fair value of maintenance testing and review in line with the same process that is currently applied to the Wave unit and

  •
  Reallocate resources within the accounting department to ensure that our testing and review of VSOE of fair value of maintenance for the Safend unit can be completed accurately and in a timely manner.

        If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in "Item 1A. Risk Factors—In preparing our financial statements for fiscal 2013, we identified a material weakness in our internal control over financial reporting, and our failure to remedy these or other material weaknesses could result in material misstatements in our financial statements" in Part I of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wave Systems Corp.:

        We have audited Wave Systems Corp.'s and subsidiaries (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and included in management's assessment related to a failure to timely execute the control to test the existence of vendor specific objective evidence of fair value for maintenance for the Safend unit.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 2013. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 14, 2014, which expressed an unqualified opinion on those consolidated financial statements and includes an emphasis of matter paragraph referring to substantial doubt about the Company's ability to continue as a going concern.

        In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Boston, Massachusetts

March 14, 2014

Item 9B.    Other Information

        Not Applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant

        Information concerning Wave's directors, executive officers, promoters and control persons will appear in Wave's Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption "Election of Directors." Such information is incorporated herein by reference.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in Wave's Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

        Information concerning Wave's Audit Committee will appear in Wave's Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption "Corporate Governance—Audit Committee." Such information is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information regarding executive compensation will appear in Wave's Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the captions "Executive Compensation", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in Wave's Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information." Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information regarding certain relationships and related transactions and director independence will appear in Wave's Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the captions "Certain Relationships and Related Transactions" and "Director Independence." Such information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        Information regarding Wave's principal accountant's fees will appear in Wave's Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2014, under the caption "Ratification of Independent Registered Public Accounting Firm." Such information is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1)  Financial Statements:

(a)
(2)  Financial Statement Schedules:

        All schedules have been omitted since they are either not required or not applicable.

(a)
(3)  Exhibits:

Exhibit No.			Description of Exhibit
3.1	*	—	Restated Certificate of Incorporation of Wave, as amended (incorporated by reference to Exhibit 3.1 of Wave's Quarterly Report on Form 10-Q, filed on August 9, 2006, File No. 0-24752)

3.2	*	—	Certificate of Amendment of Restated Certificate of Incorporation of Wave (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on July 3, 2013, File No. 0-24752)

3.3	*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)

4.1	*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)

4.2	*	—	Form of Representative's Warrant Agreement, including the form of Representative's Warrant (incorporated by reference to Exhibit 4.2 of Wave's Registration Statement on Form S-1, File No. 33-75286).

4.3	*	—	Certificate of Designation of Series B Preferred Stock of Wave as filed with the Delaware Secretary of State on May 24, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on June 6, 1996, File No. 0-24752)

Exhibit No.			Description of Exhibit
4.4	*	—	Certificate of Designation of Series C Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on January 8, 1997, File No. 0-24752)

4.5	*	—	Certificate of Designation of Series D Convertible Preferred Stock as filed with the Delaware Secretary of State on December 27, 1996 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on June 3, 1997, File No. 0-24752)

4.6	*	—	Certificate of Designation of Series F Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 9, 1997 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on October 15, 1997, File No. 0-24752)

4.7	*	—	Certificate of Designation of Series G Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on March 5, 1998 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on March 19, 1998, File No. 0-24752)

4.8	*	—	Certificate of Designation of Series H Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on April 30, 2003 (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed on May 5, 2003, File No. 0-24752)

4.9	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)

4.10	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)

4.11	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

4.12	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

4.13	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)

4.14	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)

4.15	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

4.16	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

4.17	*	—	Certificate of Designations of Series I Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on September 12, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on September 15, 2008, File No. 0-24752)

Exhibit No.			Description of Exhibit
4.18	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed September 15, 2008, File # 0-24752)

4.19	*	—	Certificate of Designations of Series J Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on October 30, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on October 31, 2008, File No. 0-24752)

4.21	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)

4.22	*	—	Certificate of Designations of Series K Convertible Preferred Stock of Wave as filed with the Delaware Secretary of State on December 29, 2008 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on December 29, 2008, File No. 0-24752)

4.23	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)

4.24	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)

4.25	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

4.26	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

4.27	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).

4.28	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).

4.29	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).

4.30	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).

4.31	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed August 10, 2012, File # 0-24752).

4.32	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed August 10, 2012, File # 0-24752).

4.33	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed October 22, 2012, File # 0-24752).

4.34	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed March 18, 2013, File # 0-24752).

Exhibit No.			Description of Exhibit
4.35	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed April 30, 2013, File # 0-24752).

4.36	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 30, 2013, File # 0-24752).

4.37	*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, File December 20, 2013, File #0-24752).

4.38	*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed December 20, 2013, File #0-24752).

†10.1	*	—	Wave Systems Corp. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Wave's Form S-8 Registration Statement, filed on May 24,2005)

10.2	*	—	Form of Subscription Agreement dated as of October 30, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on October 31, 2006, File # 0-24752)

10.3	*	—	Form of Subscription Agreement dated as of August 4, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2006, File # 0-24752)

10.4	*	—	Form of Subscription Agreement dated as of May 3, 2006 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on May 8, 2006, File # 0-24752)

10.5	*	—	Reserved

10.6	*	—	Securities Purchase Agreement dated as of December 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on December 7, 2005, File # 0-24752)

10.7	*	—	Securities Purchase Agreement dated as of August 5, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2005, File # 0-24752)

10.8	*	—	Securities Purchase Agreement dated as of March 15, 2005 among Purchasers and Wave (includes form of warrant) (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on March 17, 2005, File # 0-24752)

†10.9	*	—	Wave's Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 1 of Wave's Proxy Statement (DEF 14A) filed on April 30, 2009)

†10.10	*	—	Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Wave's Notice of Annual Meeting of Stockholders on Schedule 14A filed on April 18, 2007, as amended by Schedule 14A filed on May 7, 2007)

†10.11	*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

†10.12	*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).

Exhibit No.			Description of Exhibit
†10.13	*	—	Employment Contract, dated November 10, 1998, between Steven Sprague and Wave (incorporated by reference to Exhibit 10.19 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).

10.14	*	—	Asset Purchase Agreement dated August 13, 2000, by and among Wave and Indigo Networks, LLC (incorporated by reference to Exhibit 99.1 of Wave's Current Report on Form 8-K, filed on September 15, 2000, File #0-24752)

10.15	*	—	Office Building Lease dated October 20, 2002 between Stevens Creek Investors, LLC and Wave (incorporated by reference to Exhibit 10.13 of Wave's Annual Report on Form 10-K, filed on March 31, 2003, File #0-24752)

10.16	*	—	Form of Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.15 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

10.17	*	—	First Amendment to Asset Purchase Agreement dated October 4, 2001, by and between Wave and SignOnLine (incorporated by reference to Exhibit 10.16 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

10.18	*	—	Termination Agreement and Mutual Release between Wave Systems Corp. and SSP Solutions, Inc. date September 30, 2002 (Incorporated herein by referenced to Exhibit 10.1 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)

10.19	*	—	Subordinated Convertible Promissory Note between Wave Systems Corp. and SSP Solutions, Inc. dated September 30, 2002 (Incorporated herein by referenced to Exhibit 10.2 of Wave's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002, File #0-24752)

10.20	*	—	Share Purchase Agreement between Redwave plc, GlobalWave Group plc and Wave Systems Corp. dated June 19, 2002 (Incorporated herein by referenced to Exhibit 10.3 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)

10.21	*	—	GlobalWave Group plc Notice of Extraordinary General Meeting dated June 20, 2002 (Incorporated herein by referenced to Exhibit 10.4 of Wave's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2002, filed on March 19, 2003, File #0-24752)

10.22	*	—	Joint Venture Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.20 of Wave's Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)

10.23	*	—	Stockholder Agreement dated October 15, 1999 between Wave, Wavexpress and Sarnoff. (incorporated by reference to Exhibit 10.21 of Wave's Annual Report on Form 10-K/A, filed on June 27, 2003, File #0-24752)

10.24	*	—	Securities Purchase Agreement dated as of July 30, 2004 among Purchasers and Wave (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.25	*	—	Additional Investment Right to Purchase 3,529,412 Shares of Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

Exhibit No.			Description of Exhibit
10.26	*	—	Series A Common Stock Purchase Warrant to Purchase 3,529,412 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.3 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File #0-24752)

10.27	*	—	Series B Common Stock Purchase Warrant to Purchase 882,353 Shares of Class A Common Stock of Wave Systems Corp. (incorporated by reference to Exhibit 10.4 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)

10.28	*	—	Placement Agency Agreement between Corpfin Inc. and Wave (incorporated by reference to Exhibit 10.5 of Wave's Current Report on Form 8-K, filed on August 3, 2004, File # 0-24752)

10.29	*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on May 5, 2006, File #0-24752)

10.30	*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on August 8, 2006, File #0-24752)

10.31	*	—	Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed on October 31, 2006, File #0-24752)

10.32	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 99.1 of Wave's Current Report on Form 8-K, filed May 25, 2007, File # 0-24752)

10.33	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)

10.34	*	—	Placement Agency Agreement, dated as of February 29, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed March 3, 2008, File # 0-24752)

10.35	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

10.36	*	—	Placement Agency Agreement, dated as of May 23, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed May 27, 2008, File # 0-24752)

10.37	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)

10.38	*	—	Placement Agency Agreement, dated as of June 30, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 1, 2008, File # 0-24752)

10.39	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

10.40	*	—	Placement Agency Agreement, dated as of August 11, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed August 12, 2008, File # 0-24752)

10.41	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed September 15, 2008, File # 0-24752)

10.42	*	—	Placement Agency Agreement, dated as of September 11, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed September 15, 2008, File # 0-24752)

Exhibit No.			Description of Exhibit

10.43	*	—	Restructuring Agreement dated September 23, 2008 by and among Wave, Wavexpress and Sarnoff Corporation (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed September 24, 2008, File # 0-24752)
10.44	*	—	Amended and Restated Stockholder Agreement, dated September 23, 2008 between Wave and Sarnoff Corporation (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed September 24, 2008, File # 0-24752)

10.45	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed September 30, 2008, File # 0-24752)

10.46	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)

10.47	*	—	Placement Agency Agreement, dated as of October 29, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed October 31, 2008, File # 0-24752)

10.48	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)

10.49	*	—	Placement Agency Agreement, dated as of December 24, 2008, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed December 29, 2008, File # 0-24752)

10.50	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

10.51	*	—	Placement Agency Agreement, dated as of March 13, 2009, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed March 16, 2009, File # 0-24752).

10.52	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).

10.53	*	—	Placement Agency Agreement, dated as of April 8, 2009, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed April 9, 2009, File # 0-24752).

10.54	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).

10.55	*	—	Placement Agency Agreement, dated as of July 16, 2009, by and between Wave and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).

10.56	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).

10.57	*	—	Placement Agency Agreement, dated as of July 21, 2009, by and between Wave and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).

10.58	*	—	At Market Issuance Sales Agreement dated January 30, 2012 between Wave Systems Corp. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 of Wave's Current Report on Form 8-K, filed January 30, 2012, File #0-24752)

Exhibit No.			Description of Exhibit
10.59	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed August 9, 2012, File # 0-24752)

10.60	*	—	Placement Agency Agreement, dated as of August 7, 2012, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed August 9, 2012, File # 0-24752).

10.61	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed October 22, 2012, File # 0-24752).

10.62	*	—	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed March 18, 2013, File # 0-24752).

10.63	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed April 30, 2013, File # 0-24752).

10.64	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 30, 2013, File # 0-24752).

10.65	*	—	Amendment, dated September 19, 2013, to At Market Issuance Sales Agreement dated January 30, 2012 between Wave Systems Corp. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on form 8-K, filed September 20, 2013, File # 0-24752)

10.66	*	—	Factoring and Security Agreement, dated as of November 26, 2013 (incorporated by reference to Exhibit 10.1 of Wave's Form 8-K, filed on December 3, 2013, File #0-24752)

10.67	*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed December 20, 2013, File # 0-24752).

21.1	*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

23.1		—	Consent of Independent Registered Public Accounting Firm—KPMG LLP

31.1		—	Section 302 Certification by William M. Solms, President and Chief Executive Officer

31.2		—	Section 302 Certification by Gerard T. Feeney, Chief Financial Officer

32.1		—	Section 906 Certification

99.1	*	—	Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the "First Purchase Agreement"), by and among Wave and the purchasers of the Series H Convertible Preferred Stock (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).

99.2	*	—	Form of Series H Convertible Preferred Stock Purchase Agreement, dated as of April 30, 2003 (the "Second Purchase Agreement"), by and between Wave and an individual purchaser (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).

99.5	*	—	Form of Warrant issued by Wave pursuant to the Second Purchase Agreement to the individual purchaser, dated as of April 30, 2003 (Incorporated by reference to Wave's Form 8-K filed on May 5, 2003).

Exhibit No.			Description of Exhibit
99.6	*	—	Form of Warrant issued by Wave to the placement agent and sub-placement agents, dated as of April 30, 2003 (Incorporated by reference to Wave's Form S-3 filed on May 14, 2003 (Registration No. 333-99469)).

99.7	*	—	Letter Amendment to First Purchase Agreement and Second Purchase Agreement effected on August 11, 2003 (Incorporated by reference to Wave's Form 8-K filed on August 12, 2003).

99.8	*	—	Form of Letter Agreement to the Series H Convertible Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).

99.9	*	—	Form of Waiver to the Series H Preferred Stock Purchase Agreements dated September 4, 2003, effected on September 15, 2003 (Incorporated by reference to Wave's Form 8-K filed on September 16, 2003).

99.10	*	—	Securities Purchase Agreement, dated as of November 18, 2003, by and among Wave and purchasers of the Class A common stock. (Incorporated by reference to Wave's registration statement filed on Form S-3/A filed on February 12, 2004. (Registration No. 333-112017.))

99.11	*	—	Form of Warrant issued by Wave to each of the purchasers of the Class A Common Stock and the placement agents, dated as of November 18, 2003 with the schedule of holders attached thereto. (Incorporated by reference to Wave's Form 8-K/A filed on February 13, 2004).

99.12	*	—	Registration Rights Agreement by and among Wave and the purchasers of the Class A Common Stock, dated as of November 18, 2003. (Incorporated by reference to Wave's Form 8-K/A filed on February 13, 2004).

99.13	*	—	Demand Note, dated March 26, 2001 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.1 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

99.14	*	—	Demand Note, dated February 27, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.2 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

99.15	*	—	Demand Note, dated July 25, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.3 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

99.16	*	—	Demand Note, dated September 5, 2001 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.4 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)

99.17	*	—	Allonge to Demand Promissory Note, dated March 26, 2002 between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 99.6 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

99.18	*	—	Allonge to Demand Promissory Note, dated February 27, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.7 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

Exhibit No.			Description of Exhibit
99.19	*	—	Allonge to Demand Promissory Note, dated July 25, 2002 between Peter J. Sprague and Wave (incorporated by reference to Exhibit 99.8 of Wave's Annual Report on Form 10-K/A, filed on June 30, 2003, File #0-24752)

99.20	*	—	Share Purchase Agreement, dated September 22, 2011, by and among Wave Systems Corp., Safend, Ltd., each of the shareholders of Safend named therein and Paul Weinberg & Co., as representative of the shareholders (incorporated by reference to Wave's Form 8-K filed on September 22, 2011)

99.21	*	—	SMB Master Program Agreement, by and between The Receivables Exchange LLC and the other parties thereto, dated as of January 1, 2012 (incorporated by reference to Exhibit 99.1 of Wave's Quarterly Report on Form 10-Q, filed on August 9, 2012, File #0-24752)

99.22	*	—	Registration Rights Agreement by and among Wave and the purchasers of the Class A Common Stock, dated as of March 12, 2013 (incorporated by reference to Wave's Form 8-K filed on March 18, 2013)

101.1		—	XBRL Instance Document

101.2		—	XBRL Taxonomy Extension Schema Document

101.3		—	XBRL Taxonomy Extension Calculation Linkbase Document

101.4		—	XBRL Taxonomy Extension Definition Linkbase Document

101.5		—	XBRL Taxonomy Extension Label Linkbase Document

101.6		—	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: March 14, 2014

WAVE SYSTEMS CORP.
By:	/s/ WILLIAM M. SOLMS
	Name:	William M. Solms
	Title:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. SOLMS William M. Solms	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014
/s/ JOHN E. BAGALAY, JR. John E. Bagalay, Jr.	Chairman	March 14, 2014
/s/ GEORGE GILDER George Gilder	Director	March 14, 2014
/s/ STEVEN K. SPRAGUE Steven K. Sprague	Director	March 14, 2014
/s/ NOLAN BUSHNELL Nolan Bushnell	Director	March 14, 2014
/s/ ROBERT FRANKENBERG Robert Frankenberg	Director	March 14, 2014
/s/ LORRAINE HARITON Lorraine Hariton	Director	March 14, 2014

Signature	Title	Date

/s/ DAVID CÔTÉ David Côté	Director	March 14, 2014
/s/ GERARD T. FEENEY Gerard T. Feeney	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)	March 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wave Systems Corp.:

        We have audited the accompanying consolidated balance sheets of Wave Systems Corp. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that Wave Systems Corp. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, Wave Systems Corp. has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Boston, Massachusetts
March 14, 2014

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$2,120,102	$2,112,769
Accounts receivable, net of allowance for doubtful accounts of $-0- at December 31, 2013 and 2012, respectively	2,730,077	5,034,422
Pledged receivables	1,683,188	1,801,683
Prepaid expenses	488,656	421,769

Total current assets	7,022,023	9,370,643
Property and equipment, net	596,820	871,568
Amortizable intangible assets, net	2,590,920	4,028,333
Goodwill	1,448,000	4,038,000
Other assets	167,146	324,614

Total Assets	11,824,909	18,633,158

Liabilities and Stockholders' Deficit
Current Liabilities:
Secured borrowings	1,430,710	1,537,710
Accounts payable and accrued expenses	6,789,274	7,570,723
Current portion of capital lease payable	—	44,658
Deferred revenue	6,996,239	5,949,087

Total current liabilities	15,216,223	15,102,178
Other long-term liabilities	78,618	97,996
Royalty liability	4,509,629	4,486,129
Long-term deferred revenue	1,003,614	1,812,312

Total liabilities	20,808,084	21,498,615

Stockholders' Deficit:
Common Stock, $.01 par value. Authorized 150,000,000 shares as Class A; 35,019,740 shares issued and outstanding in 2013 and 26,251,968 in 2012	350,197	262,520
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 8,885 shares issued and outstanding in 2013 and 2012	89	89
Capital in excess of par value	407,907,019	393,788,150
Accumulated deficit	(417,240,480)	(396,916,216)

Total Stockholders' Deficit	(8,983,175)	(2,865,457)

Total Liabilities and Stockholders' Deficit	$11,824,909	$18,633,158

All shares and per share data presented in these consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Net revenues:
Licensing and maintenance	$22,591,914	$27,480,732	$35,100,518
Services	1,808,938	1,363,781	1,038,497

Total net revenues	24,400,852	28,844,513	36,139,015

Operating expenses:
Licensing and maintenance—cost of net revenues	3,419,271	6,722,221	1,848,482
Services—cost of net revenues	277,665	144,111	189,167
Adjustments to purchase accounting	—	—	1,033,206
Selling, general and administrative	26,829,636	32,632,237	27,871,223
Research and development	11,380,258	19,055,894	16,087,129
Impairment of goodwill and intangible assets	2,590,000	4,054,732	—

Total operating expenses	44,496,830	62,609,195	47,029,207

Operating loss	(20,095,978)	(33,764,682)	(10,890,192)

Other income (expense):
Net currency transaction gain (loss)	(17,220)	12,156	175,004
Net interest expense	(200,456)	(197,989)	(4,589)

Total other income (expense)	(217,676)	(185,833)	170,415

Loss before income tax expense	(20,313,654)	(33,950,515)	(10,719,777)
Income tax expense	10,610	12,033	74,959

Net loss	(20,324,264)	(33,962,548)	(10,794,736)

Loss per common share—basic and diluted	$(0.68)	$(1.41)	$(0.51)

Weighted average number of common shares outstanding during the year	29,825,854	24,051,126	21,086,182

All shares and per share data presented in these consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit) for each of the years ended December 31, 2013, 2012 and 2011

	Class A Common Stock		Class B Common Stock
					Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance as of December 31, 2010	20,332,932	$203,328	8,889	$89	$354,652,286	$(352,158,932)	$2,696,771
Net loss	—	—	—	—	—	(10,794,736)	(10,794,736)
Warrants exercised at $1.12 - $4.62 per share	492,788	4,928	—	—	1,255,360	—	1,260,288
Employee stock options exercised at $2.00 - $14.16 per share	124,655	1,247	—	—	804,872	—	806,119
Cashless exercise of warrants at $1.60 - $2.20 per share	30,097	301	—	—	(301)	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $9.316 per share	46,884	469	—	—	436,302	—	436,771
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $7.648 per share	49,395	494	—	—	377,379	—	377,873
Shares of Class A Common Stock Issued for acquisition of Safend, Ltd. at $8.64	1,316,844	13,168	—	—	11,364,360	—	11,377,528
Stock based compensation	—	—	—	—	5,379,961	—	5,379,961

Balance as of December 31, 2011	22,393,595	$223,935	8,889	$89	$374,270,219	$(362,953,668)	$11,540,575
Net loss	—		—	—		(33,962,548)	(33,962,548)
Issuance of Class A Common Stock at prices ranging from $2.60 to $9.12 per share, less issuance costs of $289,617	1,973,267	19,733	—	—	9,033,860	—	9,053,593
Issuance of Class A Common Stock at $2.57 per share, less issuance costs of $129,761	646,956	6,470	—	—	1,526,446	—	1,532,916
Issuance of Class A Common Stock at $4.01 per share, less issuance costs of $259,984	831,188	8,312	—	—	3,064,766	—	3,073,078
Warrants exercised at $2.20 - $2.32 per share	145,000	1,450	—	—	319,050	—	320,500
Employee stock options exercised at $2.08 - $7.80 per share	22,800	228	—	—	79,275	—	79,503
Cashless exercise of warrants at $2.20 per share	10,111	101	—	—	(101)	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $3.40	139,480	1,395	—	—	472,838	—	474,233
Shares of Class A Common Stock Issued pursuant To the Wave Employee Stock Purchase Plan at $2.144	89,571	896	—	—	190,966	—	191,862
Stock based compensation	—	—	—	—	4,830,831	—	4,830,831

Balance at December 31, 2012	26,251,968	$262,520	8,889	$89	$393,788,150	$(396,916,216)	$(2,865,457)

Net loss	—		—	—	—	(20,324,264)	(20,324,264)
Issuance of Class A Common Stock at prices ranging from $0.90 to $2.90 per share, less issuance costs of $188,627	3,811,523	38,115	—	—	5,314,778	—	5,352,893
Issuance of Class A Common Stock at $2.00 per share, less issuance costs of $250,200	1,585,000	15,850	—	—	2,903,950	—	2,919,800
Issuance of Class A Common Stock at $1.27 per share, less issuance costs of $121,781	1,204,470	12,045	—	—	1,395,851	—	1,407,896
Issuance of Class A Common Stock at $0.9725 per share, less issuance costs of $103,133	1,253,351	12,533	—	—	1,103,217	—	1,115,750
Private placement of Class A Common Stock at $3.32 per share, less issuance costs of $90,000	301,205	3,012	—	—	906,989	—	910,001
Employee stock options exercised at $3.24 per share	12,983	130	—	—	41,909	—	42,039
Issuance of Class A Common Stock for developed technology at $1.34	372,578	3,726	—	—	496,274	—	500,000
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.29	132,970	1,329	—	—	170,467	—	171,796
Shares of Class A Common Stock Issued pursuant To the Wave Employee Stock Purchase Plan at $0.98	93,916	939	—	—	90,864	—	91,803
Cash paid for fractional shares in connection with reverse stock split	(224)	(2)	(4)	—	(272)	—	(274)
Stock based compensation	—	—	—	—	1,694,842	—	1,694,842

Balance at December 31, 2013	35,019,740	$350,197	8,885	$89	$407,907,019	$(417,240,480)	$(8,983,175)

All shares and per share data presented in these consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(20,324,264)	$(33,962,548)	$(10,794,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,009,876	2,132,136	1,005,068
Compensation associated with issuance of stock options	1,694,842	4,830,831	5,379,961
Impairment of goodwill and purchased intangible assets	4,205,000	7,477,832	—
Accretion of royalty liability	81,400	67,500	—
Changes in assets and liabilities, net of effects from business acquisition:
Decrease in accounts receivable	2,315,840	1,900,250	5,514,845
(Increase) decrease in prepaid expenses and other current assets	(66,887)	401,992	152,601
(Increase) decrease in other assets	157,468	11,993	(209,941)
Increase (decrease) in accounts payable and accrued expenses	(735,449)	924,087	810,406
Increase (decrease) in deferred revenue	238,454	106,922	(3,331,530)
Increase (decrease) in royalty liability	(103,900)	321,076	264,553
Increase (decrease) in other long-term liabilities	(19,378)	31,713	(16,830)

Net cash used in operating activities	(11,546,998)	(15,756,216)	(1,225,603)

Cash flows from investing activities:
Acquisition of property and equipment	(186,715)	(169,660)	(995,403)
Acquisition of Safend, Ltd., net of cash acquired	—	—	(803,315)
Internal-use software development costs	(226,000)	—	—

Net cash used in investing activities	(412,715)	(169,660)	(1,798,718)

Cash flows from financing activities:
Payments on capital lease obligation	(44,658)	(72,075)	(66,771)
Net proceeds from issuance of common stock	11,706,066	13,659,587	—
Proceeds from employee stock purchase plans	263,599	666,095	814,644
Proceeds from employee stock option exercises	42,039	79,503	806,119
Proceeds from exercise of warrants	—	320,500	1,260,288

Net cash provided by financing activities	11,967,046	14,653,610	2,814,280

Net increase (decrease) in cash and cash equivalents	7,333	(1,272,266)	(210,041)
Cash and cash equivalents at beginning of year	2,112,769	3,385,035	3,595,076

Cash and cash equivalents at end of year	$2,120,102	$2,112,769	$3,385,035

Supplemental cash flow information:
Non-cash financing activities:
Issuance of common stock for developed technology	$500,000	$—	$—

Cashless exercise of warrants	$—	$404	$1,204

Cash paid during the year for:
Interest	$108,462	$119,763	$11,758

Income taxes	$8,816	$78,235	$81,378

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Business of the Company

        Wave Systems Corp. ("Wave" or "the Company") develops, produces and markets products for hardware-based digital security including security applications and services that are complementary to and compliant with the specifications of the Trusted Computing Group, www.trustedcomputinggroup.org ("TCG"). Specifications developed by the TCG are designed to address a broad range of current and evolving digital security issues facing the industry. These issues include the following: identity protection, data security, digital signatures, electronic transaction integrity, platform trustworthiness, network security, data leak prevention and protection and regulatory compliance. Wave's products are designed to solve many of these digital security issues.

        Safend, Ltd. ("Safend"), an Israeli company acquired by Wave on September 22, 2011, is engaged in research and sale of endpoint data loss protection products and services.

(2) Reverse Stock Split

        On June 28, 2013, our Board of Directors approved a reverse stock split of our common stock at a ratio of 1-for-4, causing each four outstanding shares of Class A common stock and Class B common stock to convert automatically into one share of Class A common stock or Class B common stock, respectively. The par value of Class A common stock and Class B common stock remains $0.01 per share. The reverse split became effective on July 1, 2013. Stockholders' equity has been restated to give retroactive recognition to the reverse split for all periods presented by reclassifying the excess par value resulting from the reduced number of shares from common stock to paid-in capital. Except as otherwise noted, all references to common share and per common share amounts (including warrant shares, shares reserved for issuance and applicable exercise prices) for all periods presented have been retroactively restated to reflect this reverse split.

(3) Liquidity

        The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2013, has an accumulated deficit of approximately $417,240,000. We also expect Wave will incur an operating loss for the fiscal year 2014. As of December 31, 2013, Wave had negative working capital of approximately $8,194,000.

        Wave does not expect to generate enough revenue to fund its cash flow requirements for the year ended December 31, 2014. As of December 31, 2013, we had approximately $2,120,000 of cash on hand. Given Wave's forecasted capital requirements for the twelve-months ending December 31, 2014, and our cash balance as of December 31, 2013, Wave will be required to raise additional capital prior to December 31, 2014 to continue to fund its operations. Wave's ability to raise additional capital is primarily based on three sources:

  •
  Sales of registered Class A Common Stock under a $20,000,000 shelf registration statement filed with the SEC on August 9, 2013 and declared effective by the Commission on September 12, 2013 ("2013 shelf registration statement");

  •
  Sales of registered Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC ("MLV") entered into during January, 2012. The At the Market Sales Agreement was amended on September 19, 2013 to authorize the issuance and sale of shares of the Company's Class A Common Stock under the At the Market Sales Agreement for aggregate

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Liquidity (Continued)

    gross sales proceeds of up to $15,000,000 in connection with the 2013 shelf registration statement; and

  •
  Sales of Class A Common Stock through private placements.

        During the year ended December 31, 2013, Wave sold 3,811,523 shares of its Class A common stock through its At the Market Sales Agreement with MLV at an average price of $1.45 per share, for net proceeds of approximately $5,353,000 after deducting offering costs of approximately $177,000. Subsequent to December 31, 2013, Wave sold 5,326,409 shares of its Class A common stock through MLV at an average price of $1.02 per share, for net proceeds of approximately $5,282,000 after deducting offering costs of approximately $167,000. As of March 11, 2014, Wave has sold a total of approximately 11.1 million shares of its common stock through MLV, raising net proceeds of approximately $19.7 million after deducting offering costs of approximately $634,000.

        On December 18, 2013, Wave sold 1,253,351 shares of Class A Common Stock at $0.9725 per share for gross proceeds of $1,218,884. This financing was completed under the 2013 shelf registration statement. Wave also issued warrants to the subscribers to purchase 626,674 shares of Class A common stock at an exercise price of $0.91 per share. These warrants expire on December 18, 2018. Security Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $1,116,000 in net proceeds after deducting the placement agent fees of approximately $73,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, Wave also issued warrants to SRA to purchase up to 75,201 shares of Wave Class A Common Stock for $0.91 per share. These warrants expire on December 18, 2018. At the time of the December 18, 2013 financing, Wave was required to calculate the amount of capital the Company was allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 ("the one-third rule"). The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant's aggregate market value of the common equity held by non-affiliates is less than $75 million. As a result of the December 18, 2013 financing and the application of the one-third rule, the funds available on the 2013 shelf registration statement were reduced. Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2013 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of March 11, 2014, approximately $11,718,000 in gross proceeds remains under the 2013 shelf registration statement, however Wave is restricted to $6,721,000 as of such date due to the one-third rule. The total funds available under the 2013 shelf registration statement are all allocated to the At the Market Sales Agreement with MLV which may be utilized for future financings.

        On July 25, 2013, Wave sold 1,204,470 shares of Class A Common Stock at $1.27 per share for gross proceeds of $1,529,677. This financing was completed under the 2011 shelf registration statement. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $1,408,000 in net proceeds after deducting the placement agent fees of approximately $92,000 and additional legal and other fees associated with the

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Liquidity (Continued)

issuance of these securities totaling approximately $30,000. In connection with the financing, Wave also issued warrants to SRA to purchase up to 72,268 shares of Wave Class A Common Stock for $1.27 per share. These warrants expire on July 25, 2016.

        On April 23, 2013, Wave sold 1,585,000 shares of Class A Common Stock at $2.00 per share for gross proceeds of $3,170,000. This financing was completed under the 2011 shelf registration statement. Dawson James Securities, Inc. ("Dawson") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay Dawson a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $2,920,000 in net proceeds after deducting the placement agent fees of $190,200 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. In connection with the financing, Wave also issued warrants to the subscribers to purchase up to 792,500 shares of Wave Class A Common Stock for $2.48 per share. These warrants expire on October 23, 2018.

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

        Wave will be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve months ending December 31, 2014. If Wave is not successful in executing its business plan, it will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to its current cash position, capital needs over the next year and beyond, and the uncertainty as to whether it will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave's ability to continue as a going concern.

(4) Significant Accounting Policies

(a)    Basis of Consolidation

        The consolidated financial statements include the financial statements of Wave, Wave Systems Holdings, Inc., a wholly owned subsidiary, Safend, Ltd. (and its wholly owned subsidiary, Safend, Inc., collectively referred to as "Safend"), a wholly owned subsidiary (see note 8) and Wavexpress, Inc. a majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Significant Accounting Policies (Continued)

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

(e)    Accounts Receivable and Allowance For Doubtful Accounts

        Included in accounts receivable at December 31, 2013 and 2012 are unbilled amounts totaling $125,497 and $118,088, respectively.

        The determination of the allowance for doubtful accounts is based on management's estimate of uncollectible accounts receivable. Management records specific reserves for receivable balances that are considered high risk due to known facts regarding the customer.

(f)    Accounting for Transfers of Financial Assets

        Wave derecognizes financial assets, specifically accounts receivable, when control has been surrendered in compliance with ASC Topic 860, Transfers and Servicing. Transfers of accounts receivable that meet the requirements of ASC 860 for sale accounting treatment are removed from the balance sheet and gains or losses on the sale are recognized. If the conditions for sale accounting treatment are not met, or are no longer met, accounts receivable transferred are classified as collateralized receivables in the consolidated balance sheets and cash received from these transactions is classified as secured borrowings. All transfers of assets are accounted for as secured borrowings. Transaction costs associated with secured borrowings, if any, are treated as borrowing costs and recognized in interest expense.

(g)    Concentrations of Credit Risks

        Sales to Wave's largest customer in 2013, 2012 and 2011, Dell, Inc., were approximately 46%, 55% and 62% of revenue, respectively. Accounts receivable at December 31, 2013, 2012 and 2011 included receivables from Dell, Inc. and its affiliates of $1,025,377, $1,187,398 and $4,189,388, respectively. At

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Significant Accounting Policies (Continued)

December 31, 2013 and 2012, $1,683,188 and $1,299,283, respectively, of Dell receivables are classified as pledged receivables on the consolidated balance sheet.

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

(i)    Capitalized internal-use software development costs

        The Company follows the provisions of ASC Topic 350-40, Intangibles Goodwill and Other—Internal Use Software. ASC Topic 350-40 provides guidance for determining whether computer software is internal-use software and also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. These capitalized costs are related to Wave's cloud platform that is hosted by the Company and accessed by its clients on a subscription basis. The Company expenses all costs incurred during the preliminary project stage of development and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over five years, which is the estimated useful life of the software. At each balance sheet date, management evaluates the unamortized capitalized software costs for potential impairment by comparing the balance to the net realizable value of the products. The Company capitalized $726,000 of software development costs during the year ended December 31, 2013 (see Note 9).

(j)    Income Taxes

        Wave accounts for income taxes under the asset and liability method. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2013 and 2012, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. Wave classifies any interest and penalties related to uncertain tax positions as components of the income tax provision.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Significant Accounting Policies (Continued)

(k)    Share-based Payments

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

(l)    Research and Development and Software Development Costs

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

(m)    Loss Per Share

        Basic net loss per common share has been calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and includes dilutive potential common shares outstanding. Dilutive potential common shares consist primarily of employee stock options and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share had their effect not been anti-dilutive for each of the years ended December 31, 2013, 2012 and 2011 were approximately 99,000 shares, 615,000 shares and 1,676,000 shares, respectively. Employee stock options and other stock warrants to purchase a weighted average of approximately 5,504,000, 3,669,000 and 2,254,000 shares were outstanding for the years ended December 31, 2013, 2012 and 2011 respectively, but are not included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave's common shares and, therefore, their effect would have been anti-dilutive.

(n)    Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Significant Accounting Policies (Continued)

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

(o)    Goodwill

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

(p)    Revenue Recognition

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Significant Accounting Policies (Continued)

Licensing and Maintenance

        Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners, software development and other services including maintenance. Wave's distribution arrangements also gives rise to separate software license upgrade agreements with the end users of the products distributed by the OEMs. Wave applies software revenue recognition guidance to all transactions except those where no software is involved. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Persuasive evidence is generally a binding purchase order or license agreement. Delivery occurs when product is shipped, for its OEM distribution arrangements, or delivered via a license key, for our license upgrade agreements.

        Wave enters into perpetual software license agreements through direct sales to customers and indirect sales through its OEM partners, distributors and resellers with the end users of the products distributed by the OEMs. Wave has defined its two classes of end user customers as large and small based on those with orders in excess of 5,000 licenses and those with less than 5,000 licenses, respectively. These license upgrade agreements generally include a maintenance component. For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence ("VSOE") of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as license revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately.

        Beginning in the quarter ended March 31, 2011, Wave had sufficient independent maintenance renewals to establish VSOE of fair value of maintenance for its small class of customers. Through December 31, 2013, Wave continues to lack sufficient independent maintenance renewals to establish VSOE for its large customer class. As a result, beginning in the quarter ended March 31, 2011, for the small customer class, Wave has allocated the arrangement consideration to the elements in multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

        When VSOE of fair value for the undelivered elements does not exist, as is still the case for Wave's large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing and maintenance revenue. At December 31, 2013, Wave's deferred revenue consists of the unamortized maintenance for sales to its small class of customers and bundled license and maintenance arrangements where VSOE does not exist.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Significant Accounting Policies (Continued)

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

        Safend has VSOE of fair value of maintenance for Protector product. As a result Safend allocates the arrangement consideration among the elements in its multi-element arrangements using the residual method. Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met. When VSOE of fair value for the undelivered elements does not exist, as is the case for maintenance for its Safend's Encryptor, Inspector, Discover, Reporter and Auditor products, the entire arrangement fee is recognized ratably over the performance period as licensing and maintenance revenue.

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

(q)    Reclassifications

        Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation including $389,000 of support expense from selling, general and administrative expense to licensing and maintenance—cost of net revenue for the year ended December 31, 2012.

        All references to common shares and per common share amounts of the Company have been adjusted to give effect to the implementation of a 1-for-4 reverse stock split of the Company's authorized and issued common stock which was effected on July 1, 2013. See Note 2 above.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Secured Borrowings and Pledged Receivables

        Pursuant to agreements entered into on April 23, 2012 with The Receivables Exchange ("TRE") and on November 26, 2013 with CapFlow Funding Group Managers LLC ("CapFlow), both of which are unrelated third parties, Wave has transferred certain accounts receivable to buyers which are accounted for as secured borrowings. The transferred receivables are classified as pledged receivables and Wave's obligation to repurchase the transferred receivables is presented as secured borrowings on the consolidated balance sheet. The carrying value of each secured borrowing approximates 85% of each associated pledged receivable and takes into consideration a 15% holdback provision per the TRE and CapFlow agreements. The customers' payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The respective financial institution will then remit the remaining 15% holdback to Wave less interest. Beginning on November 26, 2013 Wave no longer transfers accounts receivable to TRE and utilizes CapFlow exclusively. The interest rate on the secured borrowings was 1.50% for every thirty days outstanding.

        With Wave's approval, CapFlow establishes arrangements with buyers providing for borrowings that are secured by our accounts receivable, and for which recourse exists against Wave. Wave can be required to repurchase the receivables under certain circumstances in case of specific defaults by our customers as set forth in the program terms. CapFlow acts as the servicing agent for receivables transferred to buyers. CapFlow collects the pledged receivables from Wave's customers and makes the repayment to the buyers on its behalf once the receivables are collected.

        At December 31, 2013 and 2012, receivables totaling $1,683,188 and $1,801,683, respectively, were transferred to CapFlow, and TRE, respectively, remain uncollected and are subject to repurchase. The secured borrowings totaled $1,430,710 and $1,537,710 as of December 31, 2013 and 2012, respectively. Wave recognized $117,907 and $123,065 of interest expense associated with the secured borrowings for year ended December 31, 2013 and 2012, respectively. Proceeds from the transfer of receivables are included in cash provided by operating activities in the consolidated statements of cash flows. Proceeds from the transfer of pledged receivables were $8,316,898 and $10,531,356 for the years ended December 31, 2013 and 2012, respectively. CapFlow and TRE collected $6,886,188 and $8,993,646 of pledged receivables in the years ended December 31, 2013 and 2012, respectively, which thereby reduced Wave's repurchase obligation and were accounted for as reductions of pledged receivables and secured borrowings on the consolidated balance sheet. No pledged receivables were repurchased by the Company during the years ended December 31, 2013 and 2012.

(6) Related Party Transactions

        Per an employment agreement with the Company, Steven Sprague, Wave's former President and Chief Executive Officer, was entitled to a lump sum payment equal to three (3) years base salary should his employment with the Company terminate without cause or in certain other circumstances. During the fourth quarter of 2013, the Company recorded an expense of approximately $1,013,000 as a result of Mr. Sprague's termination effective as of October 6, 2013. As of December 31, 2013, approximately $976,000 remains unpaid and is included in accounts payable and accrued expenses. Mr. Sprague continues to serve Wave as a member of the Board of Directors.

        Peter Sprague, the father of Steven Sprague, was paid a salary of $134,200, $134,200, and $134,160 for the years ended December 31, 2013, 2012, and 2011, respectively. Peter Sprague earned bonuses of $-0-, $30,000 and $125,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Related Party Transactions (Continued)

        Michael Sprague, the brother of Steven Sprague and the son of Peter Sprague, was paid a salary of $189,300, $189,300 and $189,280 for the years ended December 31, 2013, 2012 and 2011, respectively. Michael Sprague earned bonuses of $-0-, $45,000 and $55,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

        On September 16, 2013 Wave entered into a Software Development and License Agreement ("the Development Agreement") with EXO5, LLC ("EXO5"). EXO5 is a company owned by Richard Lee, an experienced software project manager who joined Wave in September 2011 as Project Manager for Cloud Services. Pursuant to the Development Agreement, Wave issued EXO5 372,578 shares of Class A Common Stock valued at $500,000 to acquire a perpetual license for EXO5's Cloud Application Platform ("the Platform").

(7) Property and Equipment

        Property and equipment as of December 31 consisted of the following:

	2013	2012
Computer equipment	$4,391,637	$4,274,386
Furniture, fixtures and improvements	812,977	822,290
Computer software	2,725,290	2,684,479

	7,929,904	7,781,155
Less: Accumulated depreciation and amortization	(7,333,084)	(6,909,587)

Total	$596,820	$871,568

        Depreciation and amortization expense on property and equipment amounted to approximately $461,000 $535,000 and $399,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

(8) Acquisition of Safend, Ltd.

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

        The fair value of consideration transferred was $12,477,528. The fair value of consideration consisted of $1.1 million in cash and 1,316,844 shares of Wave Class A common stock valued at the September 22, 2011 closing price of $8.64 per share. There is no contingent consideration related to this transaction. The assets, liabilities and operating results of Safend have been reflected in Wave's consolidated financial statements from the date of acquisition.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Acquisition of Safend, Ltd. (Continued)

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

  Adjustments for Receivables and Deferred Revenue

        As previously reported, the Company determined that certain previously filed financial statements relating to Safend should not be relied upon due to certain accounting errors including: (i) improperly applied revenue recognition criteria, (ii) a bookkeeping error in the accounting for deferred revenue, and (iii) certain accounts receivable deemed to be uncollectible. As a result of these errors, in the preliminary purchase price allocation reported by the Company during the third quarter ended September 30, 2011, acquired accounts receivable were overstated by $649,480 and acquired deferred revenue was understated by $383,726.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Acquisition of Safend, Ltd. (Continued)

        The Company corrected the initial allocation of the purchase price to properly state the acquired receivables and deferred revenue. The errors amounted to $1,033,206 in the aggregate, the details of which have been reflected in the table above. Pursuant to the terms of the Share Purchase Agreement to acquire Safend (SPA) as part of the closing, 150,181 Wave shares with a value at September 22, 2011 of approximately $1,300,000 were placed into escrow with two thirds of the amount to be released 12 months subsequent to the closing date and one third to be released after an additional 6 months. Pursuant to the terms of the SPA, the Company was provided 60 days subsequent to the closing date of September 22, 2011 to present a final working capital statement and any negative adjustment to the purchase price based on final working capital being below an agreed upon target. The selling shareholders would have 45 days to review and dispute any such adjustment. The SPA called for adjudication by an independent accounting firm of any proposed adjustments to the working capital statement if not agreed upon by the Company and the selling shareholders. Once determined, any adjustment to the purchase price based upon working capital being below the agreed upon target would have resulted in a return of that value to the Company from the shares held in escrow. Because management did not identify the errors during the 60 day period, the Company did not propose to adjust the final working capital statement or the purchase price. The errors were subsequently identified during the preparation of the Company's consolidated financial statements for the year ended December 31, 2011. As a result of the foregoing, the financial impact of these errors was recorded in the Company's consolidated statement of operations during the three months ended December 31, 2011. None of the escrow shares have been released as of December 31, 2013.

  Adjustment for Royalty Obligation

        Safend has received grants from the government of Israel through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor ("OCS"), for the financing of a portion of its research and development expenditures in Israel. Safend is required to pay back the grants to the Israeli government based on royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. The Israeli government charges interest at LIBOR for any outstanding grant amounts due to be repaid. As part of the preliminary purchase price allocation recorded in the third quarter ended September 30, 2011, the Company did not record the fair value of the obligation to the Israeli government associated with these grants. The total value of the grants owed as of September 22, 2011 was approximately $5.4 million and the Company determined the fair value of this liability was $4,043,000. In connection with this adjustment, the Company also revised the amounts which had previously been recorded for acquired intangible assets in the amount of $1,770,000 and goodwill in the amount of $2,273,000. These amounts have been reflected in the table above. The Company concluded that while the adjustment to the OCS liability and corresponding adjustments to intangible assets and goodwill affected the purchase price allocation and the balance sheet at September 30, 2011, they were not the result of new information obtained during the measurement period. At December 31, 2013 and 2012 this liability amounted to $4,673,629 and $4,696,127, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and accretion of the discount. The Company's discount is accreted using the effective interest method.

  Unaudited Pro Forma Financial Information

        The consolidated results of operations include the results of Safend since the acquisition date of September 22, 2011. Had the Company completed the acquisition at the beginning of 2011, in its

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Acquisition of Safend, Ltd. (Continued)

consolidated results of operations, the net revenue, net loss and loss per share would have been as follows:

Twelve Months Ended December 31, 2011
Net revenue	$40,378,944
Operating loss	$(13,242,454)
Net loss	$(13,095,178)
Basic and diluted EPS—Net loss	$(0.60)

(9) Goodwill and Intangible Assets

  Goodwill

        The following schedule presents the changes in the carrying amount of goodwill associated with the Safend unit during the years ended December 31, 2013 and 2012:

Balance as of December 31, 2011	$6,216,059
Impairment loss	(2,178,059)

Balance as of December 31, 2012	4,038,000
Impairment loss	(2,590,000)

Balance as of December 31, 2013	$1,448,000

        Wave tests goodwill for impairment annually on September 30 and during interim periods whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Wave uses a fair value approach in testing goodwill for impairment in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. The Company completed its annual goodwill impairment test as of September 30, 2013 which resulted in no impairment of goodwill.

        During the fourth quarter of 2012 and the first quarter of 2013, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, significantly lower than expected revenue, identification of increased competition for transactions involving Safend products, inability of the combined sales force to close large transactions and downward revisions to management's short-term and long-term forecast for Safend. The revised forecast reflected changes related to revenue growth rates, current market trends, expected deal synergies and other expectations

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Goodwill and Intangible Assets (Continued)

impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that the fair value of the Safend reporting unit was less than its carrying amount.

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

        When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test during the first quarter of 2013 and fourth quarter of 2012, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded impairment charges of $1.6 million and $5.3 million on intangible assets during the first quarter of 2013 and fourth quarter of 2012, respectively. The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

        After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above in the first quarter of 2013 and the fourth quarter of 2012, the Company completed the two step goodwill impairment test for the Safend reporting unit. This test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2.2 million during the fourth quarter of 2012, which resulted in a $4.0 million remaining carrying value of Safend goodwill as of December 31, 2012 and an additional goodwill impairment charge of $2.6 million during the first quarter of 2013, which resulted in a $1.4 million remaining carrying value of Safend goodwill as of December 31, 2013. The goodwill impairment charge totaling approximately $2.6 million for the year ended December 31, 2013 and the impairment charge totaling approximately $4.1 million for the year ended December 31, 2012 which consists of the goodwill impairment of approximately $2.2 million and an additional $1.9 million of impairment on the customer relationship and in-process technology intangible assets, are included in the impairment of goodwill and intangible assets line item in the consolidated statements of operations. The developed technology impairment charge of approximately $1.6 million and $3.4 million for the years ended December 31, 2013 and 2012, respectively, are included in the licensing and maintenance—cost of net revenues line item in the consolidated statements of operations.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Goodwill and Intangible Assets (Continued)

  Intangible Assets

        The following schedule presents the details of intangible assets as of December 31, 2013 and 2012:

December 31, 2013
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,266,803)	$(5,038,100)	$121,097	4.8
In-Process Technology	90,000	—	(90,000)	—	—
Customer Relationships	3,972,000	(697,327)	(1,786,673)	1,488,000	7.8
Trade Name	90,000	(90,000)	—	—	—
Internal-use software	726,000	(37,510)	—	688,490	4.8
Acquired Patents	1,100,000	(806,667)	—	293,333	1.4

	$12,404,000	$(2,898,307)	$(6,914,773)	$2,590,920

December 31, 2012
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,167,900)	$(3,423,100)	$1,835,000	5.8
In-Process Technology	90,000	—	(90,000)	—	—
Customer Relationships	3,972,000	(505,327)	(1,786,673)	1,680,000	8.8
Trade Name	90,000	(90,000)		—	—
Acquired Patents	1,100,000	(586,667)		513,333	2.4

	$11,678,000	$(2,349,894)	$(5,299,773)	$4,028,333

        Amortization expense associated with intangible assets was approximately $548,000, $1,597,000 and $606,000 for the years ended December 31, 2013, 2012 and 2011 respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
2014	$583
2015	436
2016	363
2017	363
2018	319
Thereafter	527

Total	$2,591

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Accounts Payable and Accrued Expenses

        The following schedule presents the details of accounts payable and accrued expenses as of December 31, 2013 and 2012:

	2013	2012
Accounts payable	$1,808,335	$1,973,106
Accrued payroll and related costs	3,878,131	4,100,859
Accrued consulting and professional fees	50,000	25,000
Royalty liability	164,000	210,000
State & local taxes payable	23,300	29,734
Funded software development	—	600,000
Other accrued expenses	865,508	632,024

Total accounts payable and accrued expenses	$6,789,274	$7,570,723

(11) Preferred Stock

        Wave has authorized the issuance of 2,000 shares of convertible preferred stock having a par value of $.01 per share. At December 31, 2013, 2012 and 2011, -0- shares of convertible preferred stock are issued and outstanding.

(12) Common Stock

        During the year ended December 31, 2013, Wave received proceeds of $5,352,893 after deducting offering costs of approximately $177,000, in connection with the issuance of 3,811,523 shares of Class A Common Stock in its at the market offerings through MLV. The shares were sold at prices ranging from $0.90 - $2.90 per share.

        On December 18, 2013, Wave sold 1,253,351 shares of Class A Common Stock at $0.9725 per share for gross proceeds of $1,218,884. This financing was completed under the 2013 shelf registration statement. Wave also issued warrants to the subscribers to purchase 626,674 shares of Class A common stock at an exercise price of $0.91 per share. These warrants expire on December 18, 2018. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $1,116,000 in net proceeds after deducting the placement agent fees of approximately $73,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, Wave also issued warrants to SRA to purchase up to 75,201 shares of Wave Class A Common Stock for $0.91 per share. These warrants expire on December 18, 2018.

        On September 16, 2013 Wave entered into the Development Agreement with EXO5. EXO5 is a company owned by Richard Lee, an experienced software project manager who joined Wave in September 2011 as Project Manager for Cloud Services. Pursuant to the Development Agreement, Wave issued EXO5 372,578 shares of Class A Common Stock valued at $500,000 to acquire a perpetual license for EXO5's Platform. Wave also entered into separate statements of work with EXO5 to develop a SED Management Feature to incorporate with the licensed Platform to allow for the management of SED's in the cloud. The cost associated with the issuance of Class A Common Stock and the development costs, which were paid in cash, have been accounted for in accordance with

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Common Stock (Continued)

ASC Topic 350-40 Internal-Use Software and these costs have led to the creation of Wave's hosted cloud platform. Customers can access Wave's cloud platform on a subscription basis.

        On July 25, 2013, Wave sold 1,204,470 shares of Class A Common Stock at $1.27 per share for gross proceeds of $1,529,677. This financing was completed under the 2011 shelf registration statement. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $1,408,000 in net proceeds after deducting the placement agent fees of approximately $92,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, Wave also issued warrants to SRA to purchase up to 72,268 shares of Wave Class A Common Stock for $1.27 per share. These warrants expire on July 25, 2016.

        On April 23, 2013, Wave sold 1,585,000 shares of Class A Common Stock at $2.00 per share for gross proceeds of $3,170,000. This financing was completed under the 2011 shelf registration statement. Dawson entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay Dawson a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $2,920,000 in net proceeds after deducting the placement agent fees of $190,200 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. In connection with the financing, Wave also issued warrants to the subscribers to purchase up to 792,500 shares of Wave Class A Common Stock for $2.48 per share. These warrants expire on October 23, 2018.

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

        During year ended December 31, 2013, Wave received gross proceeds of $42,039 in connection with the issuance of 12,983 shares of Class A Common Stock upon the exercise of employee stock options. The employee stock options were exercised at $3.24 per share.

        During the year ended December 31, 2012, Wave received proceeds of $9,053,593 after deducting offering costs of approximately $290,000, in connection with the issuance of 1,973,267 shares of Class A Common Stock in its at the market offerings through MLV & Co. LLC ("MLV"). The shares were sold at prices ranging from $2.60 - $9.12 per share.

        On October 23, 2012, Wave sold 831,188 shares of Class A Common Stock at $4.01 per share for gross proceeds of $3,333,062. This financing was completed under a shelf registration filed with the SEC on June 21, 2011. Wave realized approximately $3,073,000 in net proceeds after deducting the placement agent fees of $199,984 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. Wave also issued warrants to the subscribers to purchase 415,594 shares of Class A common stock at an exercise price of $3.76 per share. These warrants expire in October 2017.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Common Stock (Continued)

        On August 8, 2012, Wave sold 646,956 shares of Class A Common Stock at $2.57 per share for gross proceeds of $1,662,677. This financing was completed under a shelf registration filed with the SEC on June 21, 2011. Wave realized approximately $1,533,000 in net proceeds after deducting the placement agent fees of $99,761 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, Wave also issued warrants to the subscribers to purchase 323,478 shares of Wave Class A Common Stock for $2.32 per share. These warrants expire on August 8, 2015. Wave also issued a warrant to the placement agent (as part of the fees paid to the placement agent) that will allow the placement agent to acquire 38,817 shares of Wave Class A Common Stock for $2.32 per share. This warrant expires on August 8, 2015.

        During 2012, Wave received gross proceeds of $320,500 in connection with the issuance of 145,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2012 and 2009 financings. The warrants were exercised at prices ranging from $2.20 - $2.32 per share. Additionally, 10,111 shares of Class A Common Stock were issued to SRA upon the partial cashless exercise of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 financings (See Note 14).

        During 2012, Wave received gross proceeds of $79,503 in connection with the issuance of 22,800 shares of Class A Common Stock upon the exercise of employee stock options. The employee stock options were exercised at exercise prices ranging from $2.08 - $7.80 per share.

        On September 22, 2011, Wave paid consideration with an aggregate value of U.S. $12,477,528, subject to post-closing adjustments for working capital, cash, indebtedness and transaction expenses (the "total consideration") to Safend in exchange for all of the issued and outstanding share capital of Safend. The total consideration consisted of $1,100,000 in cash and 1,316,844 shares of Wave's Class A Common Stock with a deemed value equal to $11,377,528 (based on the September 22, 2011 closing price).

        During 2011, Wave received gross proceeds of $1,260,288 in connection with the issuance of 502,059 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2009 and 2008 financings. The warrants were exercised at exercise prices ranging from $1.12 - $4.62 per share. Additionally, 20,826 shares of Class A Common Stock were issued to SRA upon the partial cashless exercise of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 and 2008 financings (See Note 14).

        During 2011, Wave received gross proceeds of $806,119 in connection with the issuance of 124,655 shares of Class A Common Stock upon the exercise of employee stock options. The employee stock options were exercised at exercise prices ranging from $2.00 - $14.16 per share.

        On December 1, 2013, Wave issued 93,916 shares of Class A common stock to Wave employees for $0.9775 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $91,803 from the sale of these shares.

        On June 1, 2013, Wave issued 132,970 shares of Class A common stock to Wave employees for $1.29 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $171,796 from the sale of these shares.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Common Stock (Continued)

        On December 1, 2012, Wave issued 89,571 shares of Class A Common Stock to Wave employees for $2.144 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $191,862 from the issuance of these shares.

        On June 1, 2012, Wave issued 139,480 shares of Class A Common Stock to Wave employees for $3.40 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $474,233 from the issuance of these shares.

        On December 1, 2011, Wave issued 49,395 shares of Class A Common Stock to Wave employees for $7.648 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $377,873 from the issuance of these shares.

        On June 1, 2011, Wave issued 46,884 shares of Class A Common Stock to Wave employees for $9.316 per share pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $436,771 from the issuance of these shares.

(13) Share-based Compensation

  Employee Stock Option Plans

  1994 Employee Stock Option Plan

        In January 1994, Wave adopted the 1994 Employee Stock Option Plan (the "1994 Plan"). The total number of shares of Class A Common Stock reserved for issuance under the 1994 Plan, as amended is 6,000,000 shares. The 1994 Plan Expires on July 1, 2014. Under the 1994 Plan, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to Wave. Options granted under the plan generally vest over three years and expire ten years from the date of grant. In January 1994, Wave adopted the Non-Employee Directors Stock Option Plan (the "Directors' Plan"). The total number of shares of Class A Common Stock reserved for issuance under the Directors' Plan, as amended, is 250,000 shares. Under the Directors' Plan, as amended, each director who is not an employee of Wave receives an initial grant of options to purchase 15,000 shares of Class A Common Stock; and an additional annual grant to purchase 15,000 shares on the day immediately following each of the dates on which an incumbent director is reelected. The options granted to non-employee directors vest on the day following the grant and expire ten years from the date of grant. Under all of Wave's stock option plans, options are granted with exercise prices that approximate fair market value at the date of grant. All of Wave's stock option plans and amendments thereto have been approved by shareholder vote.

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

        Stock-based compensation expense recognized for the years ended December 31, 2013, 2012 and 2011 was $1,694,842, $4,830,831 and $5,379,961, respectively. The classification of the cost of share based compensation, in the statement of operations, is consistent with the nature of the services being rendered in exchange for the share based payment.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Share-based Compensation (Continued)

        The following table summarizes the effect of share based compensation in Wave's statement of operations for the years ended December 31:

	2013	2012	2011
Cost of Sales	$28,084	$47,371	$54,454
Selling, General & Administrative	1,250,543	3,400,978	3,845,116
Research & Development	416,215	1,382,482	1,480,391

Total	$1,694,842	$4,830,831	$5,379,961

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

        The following values for the indicated variables were used to value options granted during the years ended December 31:

	2013		2012
	Stock Option Plans	Stock Purchase Plan	Stock Option Plans	Stock Purchase Plan
Expected Term	4.5 Years	6 Months	4.9 Years	6 Months
Risk-free Rate—range	0.65% - 1.68%	0.08% - 0.10%	0.57% - 1.20%	0.12% - 0.14%
Risk-free Rate—wt. avg.	1.09%	0.10%	0.85%	0.13%
Expected Volatility—range	88.4% - 98.1%	89.6% - 90.8%	91.8% - 96.0%	62.6% - 95.6%
Expected Volatility—wt. avg.	93.9%	90.5%	92.5%	75.5%
Dividend Yield	0%	0%	0%	0%

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

        The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. For Wave's stock option plans, it is based upon an analysis of the historical behavior of option holders during the period from January 1, 2009 to December 31, 2013. Management believes historical data is representative of future exercise behavior. For Wave's Employee Stock Purchase Plan, the expected term of six months, is the length of each purchase period, pursuant to the plan.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Share-based Compensation (Continued)

        A summary of option activity for all Wave option plans through December 31, 2013 follows:

	2013		2012		2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of year	3,341,575	$9.51	2,936,392	$10.20	2,510,583	$9.88
Granted	950,222	2.69	732,081	8.20	714,036	15.92
Forfeited	(495,396)	7.63	(123,875)	10.88	(41,990)	12.76
Expired	(399,864)	10.55	(180,223)	15.20	(121,582)	40.80
Exercised	(12,983)	3.24	(22,800)	3.48	(124,655)	6.48

Balance at end of year	3,383,554	7.78	3,341,575	9.51	2,936,392	10.20

Exercisable at end of year	2,304,154	8.94	2,129,510	$8.68	1,667,443	$9.12

Additional shares available for grant at end of year	2,371,405		1,146,683		1,384,504

        The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $1.89, $5.72 and $10.28, respectively.

        The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2013 were 6.0 and 4.6 years, respectively.

        As of December 31, 2013, unrecognized stock-based compensation related to stock options was approximately $1,355,000. At December 31, 2013, the weighted average period this cost is expected to be expensed is 1.3 years. The total fair value of shares that vested during the years ended December 31, 2013, 2012 and 2011 was approximately $4,405,000, $3,996,000 and $2,054,000, respectively.

        As of December 31, 2013, the intrinsic value of outstanding, vested and currently exercisable share options was $-0-.

        The following table summarizes information about stock options outstanding under the Wave stock options plans as of December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $3.50	862,763	6.7	$2.24	477,177	$3.14
$3.51 - $7.00	427,385	8.4	$3.99	81,852	$4.54
$7.01 - $8.00	784,312	3.2	$7.65	783,479	$7.65
$8.01 - $12.00	727,738	5.7	$9.20	473,193	$9.34
$12.01 - $18.00	161,010	3.4	$13.20	149,861	$13.19
$18.01 - $20.00	355,083	5.3	$18.36	272,329	$18.36
$20.01 - $25.00	65,263	0.1	$20.13	65,263	$20.16

	3,383,554			2,304,154

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Share-based Compensation (Continued)

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

        No options were granted under the Wavexpress stock option plan during the years ended December 31, 2013, 2012 and 2011.

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

        Approximately 26%, 43% and 50% of eligible employees participated in the Purchase Plan for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013 employees purchased 226,886 shares of Wave Class A Common Stock at an average share price of $1.16 per share, for an aggregate of $263,599 in proceeds to Wave. For the year ended December 31, 2012 employees purchased 229,052 shares of Wave Class A Common Stock at an average share price of $2.92 per share, for an aggregate of $666,095 in proceeds to Wave. For the year ended December 31, 2011 employees purchased 96,279 shares of Wave Class A Common Stock at an average share price of $8.48 per share, for an aggregate of $814,644 in proceeds to Wave.

(14) Warrants

        On December 18, 2013, Wave issued warrants to investors to purchase 626,674 shares of Class A Common Stock pursuant to which Wave sold and issued 1,253,351 shares of Class A Common Stock for net proceeds of approximately $1,116,000 after deducting the placement agent fees of $73,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. The warrants are exercisable at an exercise price of $0.91 per share and expire on December 18, 2018. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $570,273, at the exercise price. Wave also issued to SRA, the placement agent, warrants to purchase 75,201 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $0.91 per share and expire on December 18, 2018. If exercised in full, the warrants granted to the placement agent may generate up to an additional $68,433, at the exercise price.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Warrants (Continued)

        On July 25, 2013, Wave issued warrants to SRA, the placement agent, to purchase 72,268 shares of Class A Common Stock pursuant to which Wave sold and issued 1,204,470 shares of Class A Common Stock, par value $0.01 per share for net proceeds of approximately $1,408,000 after deducting the placement agent fees of $92,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. The warrants are exercisable at an exercise price of $1.27 per share and expire on July 25, 2018. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $91,780, at the exercise price.

        On April 23, 2013, Wave issued warrants to investors to purchase 792,500 shares of Class A Common Stock pursuant to which Wave sold and issued 1,585,000 shares of Class A Common Stock, par value $0.01 per share for net proceeds of approximately $2,920,000 after deducting the placement agent fees of $190,200 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. The warrants are exercisable at an exercise price of $2.48 per share and expire on October 23, 2018. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $1,965,400, at the exercise price.

        On March 13, 2013, Wave issued warrants to investors to purchase 150,603 shares of Class A Common Stock pursuant to which Wave sold and issued 301,205 shares of Class A Common Stock, par value $0.01 per share for net proceeds of approximately $910,000 after deducting the placement agent fees of $60,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. The warrants are exercisable at an exercise price of $3.32 per share and expire in October 2018. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $500,002, at the exercise price.

        On October 23, 2012, Wave issued warrants to investors to purchase 415,594 shares of Class A Common Stock pursuant to which Wave sold and issued 831,188 shares of Class A Common Stock, par value $0.01 per share for net proceeds of $3,073,000 after deducting the placement agent fees of $199,984 and additional legal and other fees associated with the issuance of these securities totaling approximately $60,000. The warrants are exercisable at an exercise price of $3.76 per share and expire on October 23, 2017. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $1,562,633, at the exercise price.

        On August 8, 2012, Wave issued warrants to investors to purchase 323,478 shares of Class A Common Stock pursuant to which Wave sold and issued 646,956 shares of Class A Common Stock for net proceeds of $1,533,000 after deducting the placement agent fees of $99,761 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. The warrants are exercisable at an exercise price of $2.32 per share and expire on August 8, 2015. If exercised in full, the investor warrants granted in connection with this financing may generate up to an additional $750,469, at the exercise price. Wave also issued to a placement agent warrants to purchase 38,817 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants are exercisable at an exercise price of $2.32 per share and expire on August 8, 2015. If exercised in full, the warrants granted to the placement agent may generate up to an additional $90,056, at the exercise price. During 2012, Wave received gross proceeds of $29,000 in connection with the issuance of 12,500 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On July 21, 2009, Wave issued warrants to investors to purchase 223,967 shares of Class A Common Stock pursuant to which Wave sold and issued 447,935 shares of Class A Common Stock, par

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Warrants (Continued)

value $.01 per share for an aggregate purchase price of $1,648,400. The warrants are exercisable at an exercise price of $4.62 per share and expire on January 21, 2015. If exercised in full, the investor warrants granted in connection with this financing may generate an additional $1,034,728, at the exercise price. During 2011 Wave received gross proceeds of $226,605 in connection with the issuance of 49,049 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On July 16, 2009, Wave issued warrants to investors to purchase 431,006 shares of Class A Common Stock pursuant to which Wave sold and issued 862,011 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $3,172,199. The warrants are exercisable at an exercise price of $4.62 per share and expire on January 16, 2015. If exercised in full, the investor warrants granted in connection with this financing may generate an additional $1,991,248, at the exercise price. During 2011 Wave received gross proceeds of $408,018 in connection with the issuance of 88,316 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On April 8, 2009, Wave issued warrants to investors to purchase 235,142 shares of Class A Common Stock pursuant to which Wave sold and issued 470,284 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,034,625. The warrants were exercisable at an exercise price of $2.20 per share and expired on April 8, 2012. If exercised in full, the investor warrants granted in connection with this financing would have generated an additional $517,312, at the exercise price. Wave also issued to a placement agent warrants to purchase 28,217 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $2.20 per share and expired on April 8, 2012. If exercised in full, the warrants granted to the placement agent would have generated an additional $62,077, at the exercise price. During 2012 and 2011, Wave received gross proceeds of $217,250, and $58,813, respectively, in connection with the issuance of 98,750, and 26,733 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 6,786 and 7,518 shares of Class A Common Stock were issued to SRA during 2012 and 2011, respectively, upon the partial cashless exercise of the warrants that were granted to SRA as part of this financing.

        On March 13, 2009, Wave issued warrants to investors to purchase 98,125 shares of Class A Common Stock pursuant to which Wave sold and issued 196,250 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $431,750. The warrants were exercisable at an exercise price of $2.20 per share and expired on March 13, 2012. If exercised in full, the investor warrants granted in connection with this financing would have generated an additional $215,875, at the exercise price. Wave also issued to a placement agent warrants to purchase 11,775 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $2.20 per share and expired on March 13, 2012. If exercised in full, the warrants granted to the placement agent would have generated an additional $25,905, at the exercise price. During 2012 and 2011, Wave received gross proceeds of $74,250 and $2,750, respectively, in connection with the issuance of 33,750 and 1,250 shares, respectively, of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing. Also, 3,325 and 5,426 shares, respectively, of Class A Common Stock were issued to SRA during 2012 and 2011 upon the partial cashless exercise of the warrants that were granted to SRA as part of this financing.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Warrants (Continued)

        On December 24, 2008, Wave issued warrants to investors to purchase 285,000 shares of Class A Common Stock pursuant to which Wave sold and issued 456 shares of 8% Series K Convertible Preferred Stock, par value $.01 per share for an aggregate purchase price of $1,276,800. The warrants were exercisable at an exercise price of $1.12 per share and expired on December 24, 2011. Wave also issued to a placement agent warrants to purchase 68,400 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $1.12 per share and expired on December 24, 2011. If exercised in full and in cash, the warrants granted to the placement agent would have generated an additional $76,608, at the exercise price. During 2011 Wave received gross proceeds of $268,100 in connection with the issuance of 239,375 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        On October 30, 2008, Wave issued warrants to investors to purchase 555,000 shares of Class A Common Stock pursuant to which Wave sold and issued 111 shares of Series J Convertible Preferred Stock, par value $.01 per share for an aggregate purchase price of $721,500. The warrants were exercisable at an exercise price of $1.60 per share and expired on October 30, 2013. If exercised in full, the investor warrants granted in connection with this financing would have generated an additional $888,000, at the exercise price. Wave also issued to a placement agent warrants to purchase 16,650 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $1.60 per share and expired on October 30, 2011. If exercised in full and in cash, the warrants granted to the placement agent would have generated an additional $26,640, at the exercise price. During 2011 7,883 shares of Class A Common Stock were issued to SRA upon the complete and cashless exercise of the warrants that were granted to SRA as part of this financing.

        On June 30, 2008, Wave issued warrants to investors to purchase 117,531 shares of Class A Common Stock pursuant to which Wave sold and issued 470,125 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,598,425. The warrants were exercisable at an exercise price of $3.60 per share and expired on June 30, 2011. If exercised in full and in cash, the investor warrants granted in connection with this financing would have generated an additional $423,113, at the exercise price. Wave also issued to a placement agent warrants to purchase 28,208 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $3.60 per share and would have expired on December 31, 2009. If exercised in full and in cash, the warrants granted to the placement agent would have generated an additional $101,547, at the exercise price. During 2011, Wave received gross proceeds of $27,350 in connection with the issuance of 16,868 shares of Class A Common Stock upon the complete and partial cashless exercise of warrants that were granted to investors as part of this financing.

        On May 23, 2008, Wave issued warrants to investors to purchase 134,453 shares of Class A Common Stock pursuant to which Wave sold and issued 537,913 shares of Class A Common Stock, par value $.01 per share for an aggregate purchase price of $1,721,000. The warrants were exercisable at an exercise price of $3.40 per share and expired on May 23, 2011. If exercised in full, the investor warrants granted in connection with this financing would have generated an additional $457,140, at the exercise price. Wave also issued to a placement agent warrants to purchase 32,269 shares of Class A Common Stock, in connection with a securities purchase agreement. The warrants were exercisable at an exercise price of $3.40 per share and would have expired on November 23, 2009. If exercised in full and in cash,

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Warrants (Continued)

the warrants granted to the placement agent would have generated an additional $109,714, at the exercise price. During 2011, Wave received gross proceeds of $273,594 in connection with the issuance of 80,469 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of this financing.

        A summary of warrants outstanding at December 31, 2013, follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.25 - $2.00	774,144	4.5	$0.94	774,144	$0.94
$2.01 - $4.00	1,708,492	3.7	$2.83	1,708,492	$2.83
$4.01 - $4.62	117,934	1.1	$4.62	117,934	$4.62

	2,600,570	3.8	$2.35	2,600,570	$2.35

(15) Commitments and Contingencies

Royalty Liability

        Safend is required to pay back grants received from the Israeli government through the OCS for the financing of a portion of its research and development expenditures in Israel. Safend's repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. Wave determined the fair value of this liability to be $4,043,000 at September 22, 2011. At December 31, 2013 and 2012, the book value of the liability amounted to $4,673,629 and $4,696,129, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and accretion of the discount. During the years ended December 31, 2013 and 2012 approximately $183,000 and $202,000, respectively, was repaid to the OCS while approximately $80,000 and $79,000, respectively, was received as additional grants from the OCS. During the years ended December 31, 2013 and 2012 approximately $81,000 and $68,000, respectively, of accretion is included in the net interest expense on the consolidated statements of operations.

Operating Leases

        Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013 are as follows:

2014	$915,000
2015	830,000
2016	396,000
2017	14,000
Thereafter	2,000

Total minimum lease payments	$2,157,000

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Commitments and Contingencies (Continued)

        Rent expense for the years ended December 31, 2013, 2012 and 2011 amounted to approximately $1,123,000, $1,143,000 and $1,177,000, respectively. Rent expense for the year ended December 31, 2011 included a $100,000 termination fee in connection with the cancellation of an operating lease for Wave's Cupertino facility. During November 2011, Wave completed a move to a new facility in Cupertino where it continues to conduct research and development activities.

(16) Income Taxes

        Loss before income tax expense for the United States of America and the State of Israel for the years ended December 31, 2013, 2012 and 2011 consisted of:

	2013	2012	2011
Loss before income tax expense:
United States of America	$(15,416,885)	$(23,482,045)	$(8,729,693)
State of Israel	(4,896,769)	(10,468,470)	(1,990,084)

	$(20,313,654)	$(33,950,515)	$(10,719,777)

        Income tax expense attributable to income from continuing operations for the years ended December 31, 2013, 2012 and 2011 consisted of:

	2013	2012	2011
Current income tax expense:
Federal	$—	$—	$—
State	10,610	12,033	74,959
Foreign	—	—	—

	10,610	12,033	74,959

Deferred income tax expense:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

	—	—	—
Total income tax expense	$10,610	$12,033	$74,959

        The following table summarizes the significant differences between the United States federal statutory tax rate and the Company's effective tax rate for financial statement reporting purposes:

	2013	2012	2011
Statutory tax rate	34%	34%	34%
Stock-based compensation on ISO's	(4)	(7)	(17)
State tax, net of federal benefit	—	—	(1)
Change in valuation allowance	(30)	(27)	(17)

Total	—%	—%	(1)%

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$106,210,000	$101,486,000
Accrued expenses	2,463,000	2,569,000
Intangibles	289,000	284,000
Reserves	846,000	858,000
Depreciation	159,000	140,000

Net deferred tax assets	109,967,000	105,337,000
Less valuation allowance	(109,565,000)	(104,458,000)

Deferred tax assets	402,000	879,000

Deferred tax liabilities:
Acquired intangible assets	(402,000)	(879,000)

Net deferred tax assets (liabilities)	$—	$—

        The valuation allowance increased by approximately $5.1 million during the year ended December 31, 2013 and increased approximately $6.1 million during the year ended December 31, 2012.

        Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. At December 31, 2013 and 2012, Wave's historical operating results, its cumulative loss positions and uncertainty surrounding its forecasts, led management to conclude that a valuation allowance of $109,565,000 and $104,458,000, respectively, is needed to offset its deferred tax assets. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2013 will be allocated as follows: $108,825,000 to continuing operations and $740,000 to additional paid-in-capital for amounts attributable to exercises of employee stock options.

        Wave has federal and state net operating loss carryforwards of approximately $300.1 million, which expire beginning in 2014 through 2033 and include approximately $8.2 million of net operating loss carryforwards of Safend, Inc., a wholly owned US-based subsidiary of Safend. Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave's net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period. Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations. In addition, the Company maintains approximately $16.0 million of operating loss carryforwards associated with Safend, Ltd. which may be carried forward indefinitely.

        The Company had no gross unrecognized tax benefits at December 31, 2013, 2012 and 2011.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Income Taxes (Continued)

        The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company files United States Federal and state income tax returns. In general, the statute of limitations with respect to the Company's United States Federal income taxes has expired for years prior to 2009, and the relevant state statutes vary. However, preceding years remain open to examination by United States Federal and state taxing authorities to the extent of future utilization of net operating losses and capital losses generated in each preceding year. The Company does not anticipate that the total unrecognized tax benefits will change significantly prior to December 31, 2014. As described above, utilization of the Company's loss carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code. Any limitation may result in expiration of a portion of the net operating and capital loss carryforwards before utilization. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position.

(17) Defined Contribution Plan

        Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute, on January 1, 1995. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2013, 2012 or 2011.

(18) Disclosures about the Fair Value of Financial Instruments

        As of December 31, 2013 and 2012, Wave's financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments. Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $1,417,000 and $1,017,000 at December 31, 2013 and 2012, respectively) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Segment Reporting

        Wave's products include the Wave EMBASSY® digital security products and services ("EMBASSY®") and Safend's endpoint data loss protection products and services. These products and services constitute Wave's reportable segments as of December 31, 2013, 2012 and 2011.

        Net losses for reportable segments exclude net interest income (expense) and other income. These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave's Chief Financial Officer.

        The following sets forth reportable segment data:

	For the years ended December 31,
	2013	2012	2011
Operating Revenues:
EMBASSY® digital security products and services	$19,755,513	$23,185,461	$34,415,818
Safend endpoint data loss protection products and services	4,645,339	5,659,052	1,723,197

Total Operating Revenues	$24,400,852	$28,844,513	$36,139,015

Net Loss:
EMBASSY® digital security products and services	(15,319,925)	(23,351,556)	(8,734,824)
Safend endpoint data loss protection products and services	(4,776,053)	(10,413,126)	(2,155,368)

Total Segments Net Loss	(20,095,978)	(33,764,682)	(10,890,192)
Net other income (expense)	(17,220)	12,156	175,004
Net interest expense	(200,456)	(197,989)	(4,589)
Income tax expense	(10,610)	(12,033)	(74,959)

Net Loss	$(20,234,264)	$(33,962,548)	$(10,794,736)

Impairment of Goodwill and Intangible Assets:
EMBASSY® digital security products and services	—	—	—
Safend endpoint data loss protection products and services	2,590,000	4,054,732	—

Total Impairment of Goodwill and Intangible Assets	$2,590,000	$4,054,732	$—

Depreciation and Amortization Expense:
EMBASSY® digital security products and services	681,303	705,319	592,227
Safend endpoint data loss protection products and services	328,573	1,426,817	412,841

Total Depreciation and Amortization Expense	$1,009,876	$2,132,136	$1,005,068

Capital Expenditures:
EMBASSY® digital security products and services	165,338	137,567	982,821
Safend endpoint data loss protection products and services	21,377	32,093	12,582

Total Capital Expenditures	$186,715	$169,660	$995,403

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Segment Reporting (Continued)

	As of
	December 31, 2013	December 31, 2012	December 31, 2011
Assets:
EMBASSY® digital security products and services	$7,733,322	$9,695,864	$12,373,734
Safend endpoint data loss protection products and services	4,091,587	8,937,294	17,748,523

Total Assets	$11,824,909	$18,633,158	$30,122,257

        The following table details Wave's sales by geographic area for the years ended December 31, 2013, 2012 and 2011. Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2013
EMBASSY® digital security products and services	$14,422,288	$3,951,305	$1,381,920	$19,755,513
Safend endpoint data loss protection products and services	1,845,373	2,413,402	386,564	4,645,339

Total	$16,267,661	$6,364,707	$1,768,484	$24,400,852
% of Total	67%	26%	7%	100%
2012
EMBASSY® digital security products and services	$18,857,487	$3,892,693	$435,281	$23,185,461
Safend endpoint data loss protection products and services	2,332,216	2,656,320	670,516	5,659,052

Total	$21,189,703	$6,549,013	$1,105,797	$28,844,513
% of Total	73%	23%	4%	100%
2011
EMBASSY® digital security products and services	$30,260,537	$3,813,236	$342,045	$34,415,818
Safend endpoint data loss protection products and services	743,404	872,494	107,299	1,723,197

Total	$31,003,941	$4,685,730	$449,344	$36,139,015
% of Total	86%	13%	1%	100%

        Approximately 90% of all long-lived assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Segment Reporting (Continued)

        Customers, by segment, from which Wave derived revenue in excess of 10% for the years ended December 31st are as follows:

		2013	2012	2011
Customer	Segment	Revenue
Dell, Inc.	EMBASSY®	$11,175,396	$15,829,535	$22,259,058
% of Total Revenue		46%	55%	62%

(20) Selected Quarterly Financial Data (unaudited)

	Quarter-ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenues	$5,613,559	$6,251,325	$6,742,242	$5,793,726
Cost of net revenues*	313,310	471,200	579,466	2,332,960
Loss from operations	(3,611,657)	(2,895,031)	(3,432,071)	(10,157,219)
Net loss	(3,676,389)	(2,943,823)	(3,490,297)	(10,213,755)
Net loss per common share—basic and diluted	$(0.11)	$(0.09)	$(0.12)	$(0.39)

	Quarter-ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenues	$7,130,639	$6,970,263	$7,761,474	$6,982,137
Cost of net revenues*	4,510,166	737,209	867,497	751,460
Loss from operations	(12,909,486)	(6,073,772)	(6,446,839)	(8,334,585)
Net loss	(13,019,811)	(6,108,492)	(6,521,155)	(8,313,090)
Net loss per common share—basic and diluted	$(0.50)	$(0.25)	$(0.28)	$(0.37)

*
Beginning in the quarter ended September 30, 2013, the Company reclassified support expense from selling, general and administrative expense to cost of net revenues. For conformity with the 2013 presentation, this resulted in a reclassification of $92,000 for the quarter ended June 30, 2013; $187,000 for the quarter ended March 31, 2013; $179,000 for the quarter ended December 31, 2012; $105,000 for the quarter ended September 30, 2012 and $105,000 for the quarter ended June 30, 2012. The quarters ended March 31, 2013 and December 31, 2012 include the developed technology impairment losses of $1,615,000 and $3,423,100, respectively.

(21) Subsequent Events

        On March 7, 2014, Wave named Lorraine Hariton and David Côté to its Board of Directors. Their appointments increase the size of Wave's Board of Directors to eight members.