Form 10-Q
period 2014-03-31
WAVE SYSTEMS CORP
filed 2014-05-09
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock as of May 6, 2014: 40,468,024 shares of Class A Common Stock and 8,885 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2014

PART I -        FINANCIAL INFORMATION

Item 1.         Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$4,343,604	$2,120,102
Accounts receivable, net of allowance for doubtful accounts of $-0- at March 31, 2014 and December 31, 2013	2,586,640	2,730,077
Pledged receivables	526,765	1,683,188
Prepaid expenses and other current assets	482,451	488,656
Total current assets	7,939,460	7,022,023
Property and equipment, net	530,603	596,820
Amortizable intangible assets, net	2,445,246	2,590,920
Goodwill	1,448,000	1,448,000
Other assets	168,281	167,146
Total Assets	12,531,590	11,824,909
Liabilities and Stockholders’ Deficit
Current Liabilities:
Secured borrowings	447,750	1,430,710
Accounts payable and accrued expenses	6,195,125	6,789,274
Deferred revenue	6,944,706	6,996,239
Total current liabilities	13,587,581	15,216,223
Other long-term liabilities	66,838	78,618
Royalty liability	4,434,043	4,509,629
Long-term deferred revenue	981,808	1,003,614
Total liabilities	19,070,270	20,808,084
Stockholders’ Deficit:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 40,385,524 shares issued and outstanding at March 31, 2014 and 35,019,740 at December 31, 2013	403,855	350,197
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 8,885 shares issued and outstanding at March 31, 2014 and December 31, 2013	89	89
Capital in excess of par value	413,591,361	407,907,019
Accumulated deficit	(420,533,985)	(417,240,480)
Total Stockholders’ Deficit	(6,538,680)	(8,983,175)
Total Liabilities and Stockholders’ Deficit	$12,531,590	$11,824,909

All shares and per share data presented in these consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net revenues:
Licensing and maintenance	$5,332,539	$4,993,726
Services	—	800,000
Total net revenues	5,332,539	5,793,726
Operating expenses:
Licensing and maintenance - cost of net revenues	312,828	2,225,599
Services - cost of net revenues	—	107,361
Selling, general and administrative	5,201,968	7,179,003
Research and development	3,064,673	3,848,982
Impairment of goodwill	—	2,590,000
Total operating expenses	8,579,469	15,950,945
Operating loss	(3,246,930)	(10,157,219)
Other income (expense):
Net currency transaction (loss) gain	(1,711)	1,631
Net interest expense	(44,864)	(58,167)
Total other income (expense), net	(46,575)	(56,536)
Net loss	(3,293,505)	(10,213,755)
Loss per common share — basic and diluted	$(0.09)	$(0.39)
Weighted average number of common shares outstanding	38,486,897	26,347,688

All shares and per share data presented in these consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Class A Common		Class B Common		Capital in
	Stock		Stock		Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total

Balance as of December 31, 2013	35,019,740	$350,197	8,885	$89	$407,907,019	$(417,240,480)	$(8,983,175)
Net loss	—	—	—	—	—	(3,293,505)	(3,293,505)
Issuance of Class A common stock at prices ranging from $0.90 - $1.13 per share, less issuance costs of $169,092	5,365,784	53,658	—	—	5,270,059	—	5,323,717
Stock based compensation	—	—	—	—	414,283	—	414,283
Balance as of March 31, 2014	40,385,524	$403,855	8,885	$89	$413,591,361	$(420,533,985)	$(6,538,680)

All shares and per share data presented in these consolidated financial statements and accompanying footnotes have been retroactively adjusted to reflect the 1-for-4 reverse stock split.

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,293,505)	$(10,213,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236,648	315,909
Compensation associated with issuance of stock options	414,283	437,706
Impairment of goodwill and intangible assets	—	4,205,000
Accretion of royalty liability	24,325	20,350
Changes in assets and liabilities:
Decrease in accounts receivable	316,900	2,407,878
Decrease (increase) in prepaid expenses and other current assets	6,205	(197,640)
Increase in other assets	(1,135)	(3,304)
(Decrease) increase in accounts payable and accrued expenses	(594,149)	1,055,164
(Decrease) increase in deferred revenue	(73,339)	682,955
Decrease in royalty liability	(99,911)	(102,293)
(Decrease) increase in other long-term liabilities	(11,780)	231
Net cash used in operating activities	(3,075,458)	(1,391,799)

Cash flows from investing activities:
Acquisition of property and equipment	(24,757)	(93,923)
Net cash used in investing activities	(24,757)	(93,923)

Cash flows from financing activities:
Payments on capital lease obligation	—	(18,896)
Proceeds from employee stock option exercises	—	42,039
Net proceeds from issuance of common stock	5,323,717	1,172,946
Net cash provided by financing activities	5,323,717	1,196,089

Net increase (decrease) in cash and cash equivalents	2,223,502	(289,633)

Cash and cash equivalents at beginning of period	2,120,102	2,112,769

Cash and cash equivalents at end of period	4,343,604	$1,823,136

Supplemental cash flow information:
Cash paid during the period for:
Interest	$37,620	$45,229

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2014 and 2013

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (“Wave”) as of March 31, 2014 and December 31, 2013, and the results of its operations and cash flows for the three-month periods ended March 31, 2014 and 2013.  Such financial statements have been prepared in accordance with United States generally accepted accounting principles and the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2013, included in its Form 10-K filed on March 14, 2014.  The results of operations for the three-months ended March 31, 2014 are not necessarily indicative of the operating results for the full year or any future periods.

References to “Wave”, “we”, “us”, “our” or “the Company” refer to Wave Systems Corp and its consolidated subsidiaries and include the financial statements of Wave Systems Corp. (“Wave” or “the Company”); Wave Systems Holdings, Inc., a wholly-owned subsidiary; Wavexpress, Inc. (referred to individually, as the context so requires, as “Wavexpress”), a majority-owned subsidiary; and Safend, Ltd. (referred to individually, as the context so requires, as “Safend”), a wholly-owned subsidiary acquired on September 22, 2011.  All intercompany transactions have been eliminated.

1.              Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, depreciation and amortization, valuation of long-lived and intangible assets, goodwill, software development, contingencies and share based compensation.  Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A detailed description of the accounting policies deemed critical to the understanding of the consolidated financial statements is included in the notes to Wave’s audited financial statements for the year ended December 31, 2013, included in its Form 10-K filed with the Securities and Exchange Commission on March 14, 2014.

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

Licensing and Maintenance

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners, software development and other services.  Wave’s distribution arrangements also give rise to separate software license upgrade agreements with the end users of the products distributed by the OEMs.  Wave applies software revenue recognition guidance to all transactions except those where no software is involved.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  Persuasive evidence is generally a binding purchase order or license agreement.  Delivery occurs when product is shipped, for its OEM distribution arrangements, or delivered via a license key, for our license upgrade agreements.

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

Wave has VSOE of fair value of maintenance for its small class of customers based on independent maintenance renewals.  Wave lacks sufficient independent maintenance renewals to establish VSOE for its large customer class.  As a result, for the small customer class, Wave allocates the arrangement consideration to the elements in multi-element arrangements using the residual method.  Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is the case for Wave’s large customer class, the entire arrangement fee is recognized ratably over the performance period as licensing and maintenance revenue.

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

Licensing and maintenance - cost of net revenues includes customer support personnel costs, foreign tax withholdings, amortization and impairment expense for the developed technology intangible asset, costs associated with providing consulting services and related share-based compensation expense.

Services

Services revenue includes revenue earned from fixed-price modifications to a contract awarded by the United States Department of Defense.  Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized using the percentage of completion method or the completed contract method.  The determination between completed contract method and the percentage of completion method is based on the ability to estimate. The Company measures the percentage of completion by reference to the proportion of contract hours incurred for work performed to date to the estimated total contract hours expected to be incurred.  Losses on fixed price contracts are recognized during the period in which the loss first becomes apparent.

Services - cost of net revenues includes non-recurring government time and materials costs incurred in connection with a contract with the United States Department of Defense and related share-based compensation expense.

Valuation of Goodwill and Purchased Intangible Assets - We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The provisions of the accounting standard for goodwill and other intangibles allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. For our annual goodwill impairment test at September 30, 2013, we performed a quantitative test for our Safend reporting unit. In the first step, we compare the fair value of the Safend unit to its carrying value. We determine the fair value of Safend using the income approach. Under the income approach, we calculated the fair value of the Safend unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, then we must perform the second step of the impairment test to measure the amount of impairment loss, if any. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates and future economic and market conditions. We base our fair value estimates on assumptions we believe to be reasonable but they are unpredictable and inherently uncertain. Actual future results may differ from those estimates.

We will continue to evaluate goodwill on an annual basis as of September 30 and whenever events or changes in circumstances, such as significant adverse changes in business climate or operating results or changes in management’s business strategy, indicate that there may be a potential indicator of impairment.

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

3.              Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of March 31, 2014, has an accumulated deficit of approximately $420,534,000.  We also expect Wave will incur an operating loss for the fiscal year 2014.  As of March 31, 2014, Wave had negative working capital of approximately $5,648,000.

Wave does not expect to generate enough revenue to fund its cash flow requirements for the twelve-months ended March 31, 2015.  As of March 31, 2014, we had approximately $4,344,000 of cash on hand.  Given Wave’s forecasted capital requirements for the twelve-months ending March 31, 2015, and our cash balance as of March 31, 2014, Wave will be required to raise additional capital prior to March 31, 2015 to continue to fund its operations.  Wave’s ability to raise additional capital is primarily based on three sources:

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

During the three-months ended March 31, 2014, Wave sold 5,365,784 shares of its Class A common stock through its At the Market Sales Agreement with MLV at an average price of $1.02 per share, for net proceeds of approximately $5,324,000 after deducting offering costs of approximately $169,000.  Wave has not sold any shares of its Class A common stock subsequent to March 31, 2014.

For registered offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”).  The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million.  As a result of the application of the one-third rule, the funds available on the 2013 shelf registration statement are reduced.  Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2013 shelf registration statement will remain restricted to the one-third rule computation.  To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing.  As of May 6, 2014, approximately $11,675,000 in gross proceeds remains under the 2013 shelf registration statement, however Wave is restricted to $10,515,000 as of such date due to the one-third rule.  The total funds available under the 2013 shelf registration statement are currently all allocated to the At the Market Sales Agreement with MLV which may be utilized for future financings.

Wave will be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve-months ending March 31, 2015.  If Wave is not successful in executing its business plan, it will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, or cause it to cease operations or merge with another company.  No assurance can be provided that any of these initiatives will be successful.  Due to its current cash position, capital needs over the next year and beyond, and the uncertainty as to whether it will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave’s ability to continue as a going concern.

4.              Secured Borrowings and Pledged Receivables

Pursuant to agreements entered into on April 23, 2012 with The Receivables Exchange (“TRE”) and on November 26, 2013 with CapFlow Funding Group Managers LLC (“CapFlow), both of which are unrelated third parties, Wave has transferred certain accounts receivable to buyers which are accounted for as secured borrowings. The transferred receivables are classified as pledged receivables and Wave’s obligation to repurchase the transferred receivables is presented as secured borrowings on the consolidated balance sheet. The carrying value of each secured borrowing approximates 85% of each associated pledged receivable and takes into consideration a 15% holdback provision per the TRE and CapFlow agreements.  The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The respective financial institution will then remit the remaining 15% holdback to Wave less interest.  Beginning on November 26, 2013 Wave no longer transfers accounts receivable to TRE and currently utilizes CapFlow exclusively.  The interest rate on the secured borrowings was 1.50% for every thirty days outstanding, or an annual effective rate of approximately 18%.

With Wave’s approval, CapFlow establishes arrangements with buyers providing for borrowings that are secured by our accounts receivable, and for which recourse exists against Wave. Wave can be required to repurchase the receivables under certain circumstances in case of specific defaults by our customers as set forth in the program terms.  CapFlow acts as the servicing agent for receivables transferred to buyers.  CapFlow collects the pledged receivables from Wave’s customers and makes the repayment to the buyers on its behalf once the receivables are collected.

At March 31, 2014 and December 31, 2013, receivables totaling $526,765 and $1,683,188, respectively, were transferred to buyers, remain uncollected and are subject to repurchase. The secured borrowings totaled $447,750 and $1,430,710 as of March 31, 2014 and December 31, 2013, respectively. We recognized $20,539 and $37,081 of interest expense associated with the secured borrowings for the three-months ended March 31, 2014 and 2013, respectively.  Proceeds from the transfer of receivables are included in cash provided by operating activities in the consolidated statements of cash flows.  Proceeds from the transfer of pledged receivables were $1,043,920 and $2,423,348 for the three-months ended March 31, 2014 and 2013, respectively.  CapFlow and TRE collected $596,170 and $1,824,168 of pledged receivables in the three-months ended March 31, 2014 and 2013, respectively, which thereby reduced our repurchase obligation and were accounted for as reductions of pledged receivables and secured borrowings on the consolidated balance sheet.  No pledged receivables were repurchased by the Company in the three- months ended March 31, 2014 and 2013.

5.          Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive potential common shares outstanding, as their effect is anti-dilutive.  Dilutive potential common shares consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the quarters ended March 31, 2014 and 2013, were approximately 39,000 shares and 448,000 shares, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 6,299,000 and 4,649,000 shares were outstanding for the quarters ended March 31, 2014 and 2013 respectively, but these shares were not included in the computation of diluted loss per share because the exercise price of these stock options and other stock warrants was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

6.              Share-based Compensation

Wave recognized $414,283 and $437,706 of share-based compensation during the three-months ended March 31, 2014 and 2013, respectively.  During the three-months ended March 31, 2014, Wave granted 1,174,400 stock options at a weighted-average estimated fair value of $0.54.  During the three-months ended March 31, 2013, Wave granted 557,981 stock options at a weighted-average estimated fair value of $2.72.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month periods ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Cost of net revenues	$3,920	$8,434
Selling, general & administrative	315,495	301,609
Research & development	94,868	127,663
Total	$414,283	$437,706

7.              Goodwill and Amortizable Intangible Assets

The following schedule presents the changes in the carrying amount of goodwill during the period ended March 31, 2014:

Balances as of December 31, 2013	$1,448,000
Impairment loss	—
Balances as of March 31, 2014	$1,448,000

Wave tests goodwill for impairment annually on September 30 and during interim periods whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  Wave uses a fair value approach in testing goodwill for impairment in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The provisions of the accounting standard for goodwill and other intangibles allow us to first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  After assessing the qualitative factors, if it is likely that the fair value of the reporting unit is less than its carrying amount, we will then conduct the two-step quantitative goodwill impairment test.  In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

During the first quarter of 2013, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit.  These indicators included, among others, significantly lower than expected revenue, identification of increased competition for transactions involving Safend products, inability of the combined sales force to close large transactions and downward revisions to management’s short-term and long-term forecast for Safend.  The revised forecast reflected changes related to revenue growth rates, current market trends, expected deal synergies and other expectations impacting the anticipated short-term and long-term operating results of Safend.  Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that the fair value of the Safend reporting unit was less than its carrying amount.

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

When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test during the first quarter of 2013 the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded impairment charges of $1.6 million on developed technology intangible assets during the first quarter of 2013.  The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above in the first quarter of 2013, the Company completed the two step goodwill impairment test for the Safend reporting unit.  This test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2.6 million during the first quarter of 2013, which resulted in a $1.4 million remaining carrying value of Safend goodwill as of March 31, 2013. The goodwill impairment charge totaling approximately $2.6 million for the three-months ended March 31, 2013 is included in the impairment of goodwill line item in the consolidated statements of operations.  The developed technology impairment charge of approximately $1.6 million for the three-months ended March 31, 2013 is included in the licensing and maintenance — cost of net revenues line item in the consolidated statements of operations.

The following schedule presents the details of intangible assets as of March 31, 2014 and December 31, 2013:

March 31, 2014

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,273,177)	$(5,038,100)	$114,723	4.5
Customer Relationships	3,972,000	(745,327)	(1,786,673)	1,440,000	7.5
Internal-use software	726,000	(73,810)	—	652,190	4.5
Acquired Patents	1,100,000	(861,667)	—	238,333	1.1

	$12,224,000	$(2,953,981)	$(6,824,773)	$2,445,246

December 31, 2013

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,266,803)	$(5,038,100)	$121,097	4.8
Customer Relationships	3,972,000	(697,327)	(1,786,673)	1,488,000	7.8
Internal-use software	726,000	(37,510)	—	688,490	4.8
Acquired Patents	1,100,000	(806,667)	—	293,333	1.4

	$12,224,000	$(2,808,307)	$(6,824,773)	$2,590,920

Amortization expense associated with intangible assets was $145,674 and $182,783 for the three-months ended March 31, 2014 and 2013, respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2014	$437
2015	436
2016	363
2017	363
2018	318
Thereafter	528
Total	$2,445

8.              Income Taxes

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

9.  Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Safend’s endpoint data loss protection products and services.  These products and services constitute Wave’s reportable segments as of March 31, 2014.

Net losses for reportable segments exclude net interest income (expense) and other income (expense), net.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s Chief Financial Officer.

The following sets forth reportable segment data:

	Three-months ended March 31,
	2014	2013
Net revenues:
EMBASSY digital security products and services	$3,928,035	$4,620,786
Safend endpoint data loss protection products and services	1,404,504	1,172,940

Total net revenues	5,332,539	5,793,726
Net income (loss):
EMBASSY digital security products and services	(3,734,576)	(5,403,917)
Safend endpoint data loss protection products and services	487,646	(4,753,302)
Total segments net loss	(3,246,930)	(10,157,219)
Net other income (expense), net	(1,711)	1,631
Net interest expense	(44,864)	(58,167)
Net loss	(3,293,505)	(10,213,755)

Impairment of Goodwill:
Safend endpoint data loss protection products and services	—	2,590,000
Total Impairment of Goodwill	—	2,590,000

Depreciation and amortization expense:
EMBASSY digital security products and services	175,370	177,128
Safend endpoint data loss protection products and services	61,278	138,781
Total depreciation and amortization expense	236,648	315,909
Capital expenditures:
EMBASSY digital security products and services	23,491	92,309
Safend endpoint data loss protection products and services	1,266	1,614
Total capital expenditures	24,757	93,923

	March 31,	December 31,
	2014	2013
Assets:
EMBASSY digital security products and services	$8,583,865	$7,733,322
Safend end point data loss protection products and services	3,947,725	4,091,587
Total assets	$12,531,590	$11,824,909

The following table details Wave’s sales by geographic area for the three-month periods ended March 31, 2014 and 2013.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2014
EMBASSY digital security products and services	$2,834,883	$700,271	$392,881	$3,928,035
Safend endpoint data loss protection products and services	729,197	577,684	97,623	1,404,504
Total	$3,564,080	$1,277,955	$490,504	$5,332,539
% of total revenue	67%	24%	9%	100%
2013
EMBASSY digital security products and services	$3,722,988	$746,693	$151,105	$4,620,786
Safend endpoint data loss protection products and services	544,398	558,331	70,211	1,172,940
Total	$4,267,386	$1,305,024	$221,316	$5,793,726

% of total revenue	74%	22%	4%	100%

Approximately 90% of all long-lived assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three-month periods ended March 31st are as follows:

		2014	2013
Customer	Segment	Revenue

Dell	EMBASSY	$2,020,450	$2,458,411
% of total revenue		38%	42%

10.       Issuance of Common Stock

During the three-month period ended March 31, 2014, Wave received net proceeds of $5,323,717 after deducting offering costs of approximately $169,000, in connection with the issuance of 5,365,784 shares of Class A Common Stock in its at the market offerings through MLV.  The shares were sold at prices ranging from $0.90 - $1.13 per share.

On March 13, 2013, Wave entered into agreements with certain institutional investors for a private placement of 301,205 shares of its Class A Common Stock at a price of $3.32 per share, yielding gross proceeds of $1,000,000.  Wave agreed to pay Dawson James Securities, Inc., the placement agent, a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $910,000 in net proceeds after deducting the placement agent fees of $60,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000.  Wave also issued warrants to the subscribers to purchase 150,603 shares of Class A common stock at an exercise price of $3.32 per share.  These warrants expire in October 2018.

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

11.       Fair Value Measurement

As of March 31, 2014, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($3,566,276 at March 31, 2014) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in five sections:

•                  Overview

•                  Business Update

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Contractual Obligations

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, as well as our reports on Forms 10-Q and 8-K and other publicly available information.  All amounts herein are unaudited.

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

The TCG was formed in April 2003 by its promoting founders: AMD, HP, IBM, Intel, and Microsoft.  Wave was initially invited to join the founding group as a contributing member.  Since 2008, Wave has held a permanent seat on the TCG Board of Directors (the “TCG Board”).  Wave has also elevated its membership status to “Promoter,” the highest level of the TCG. Permanent members of the

TCG Board provide guidance to the organization’s work groups in the creation of specifications used to protect personal computers (“PCs”) and other computing devices from attacks and to help prevent data loss and theft.  Wave’s enhanced membership status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces.  Wave is eligible to serve on and chair the TCG Board and the Work Groups and Special Committees thereof.  Wave is permitted to submit revisions and addendum proposals for specifications with design guides and is similarly permitted to review and comment on design guides prior to their adoption.

The TCG promotes a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module (“TPM”) that contains protected storage and performs protected activities, including platform authentication, protected cryptographic processes and capabilities allowing for the attestation of the state of the platform which provides the first level of trust for the computing platform (a “Trusted Platform”).  The TPM is a hardware chip that is separate from the platform’s main CPU(s) that enables secure protection of files and other digital secrets and performs critical security functions such as generating, storing and protecting “cryptographic keys” which are secret codes used to decipher encrypted or coded data.  While TPMs provide the anchor for hardware security, known as the “root of trust,” trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services, such as key management and credential authentication.

The TCG also promotes the use of Self-Encrypting Drives (“SEDs”).  SEDs are based on TCG specifications which enable integrated encryption and access control within the protected hardware of the disk drive.  SEDs are designed to provide advanced data protection technology and they differ from software-based full disk encryption in that encryption takes place in hardware in a manner designed to provide robust security without slowing processing speeds.  Because the drives can be factory-installed, these systems can be configured such that encryption is “always on” for the protection of proprietary information.  The TCG has issued storage specifications over SEDs.  These specifications are based upon the Opal Security Subsystem Class (SSC) specification — an industry standard issued by the TCG.  The SSC specification gives vendors an industry standard for developing SEDs that secure data.

The majority of Wave’s TPM and SED related products, as detailed below in Products and Services, utilize the standards and specifications set by the TCG.

The overall number of PC models being offered by original equipment manufacturers (“OEMs”) and equipped with a TPM and/or SED, combined with the increased number of OEMs that have introduced TPM and SED equipped models has continued to accelerate the rate at which TPMs and SEDs are being shipped by the PC industry.  The offering of products using TCG specifications to the PC market is an important development in the creation of the market for hardware-based computer security.  Wave is continuing to execute its strategy to leverage its products in an effort to become a leading provider of software, applications and services for this market.

Our Products and Services

ENTERPRISE PRODUCTS

EMBASSY Remote Administration Server (“ERAS”)

ERAS is a server platform that provides centralized management and auditing of Trusted Platform Modules (TPMs), self-encrypting drives (SEDs) and Microsoft BitLocker encryption.  Correspondingly, there are three distinct product offerings from ERAS:  ERAS for Device ID, ERAS for SEDs, and Wave for BitLocker® Management.

ERAS for Device ID

ERAS for Device ID provides device and user identification management by allowing IT administrators to provision TPMs, manage TPMs and create cryptographic keys with the TPMs.  With ERAS for Device ID and a corresponding client, a user can authenticate using the TPM as a virtual smart card so existing solutions such as Microsoft Windows Login and Remote Desktop may be integrated.  This provides a multi-factor authentication based on using the hardware within the device as an authentication token.  ERAS for Device ID also provides compliance with security regulations, as the software documents which devices and users are on a network. Access to a network can be restricted to only known devices, providing further protection for the corporate network.  ERAS for Device ID is required to configure platforms for the advanced integrity and health reporting that is available through Wave Endpoint Monitor as well.

ERAS for SEDs

ERAS for SEDs allows for management of SEDs across an enterprise.  Without management, an SED functions as a standard drive and its security capabilities are greatly reduced.  ERAS for SEDs delivers SED drive initialization, user management, drive locking, user recovery and crypto erase for all Opal-based, proprietary and solid-state SEDs.  ERAS for SEDs is designed to provide auditing capabilities that aid in compliance management by controlling and logging SED security settings giving IT administrators the ability to know whether a lost or compromised PC is adequately secure.  ERAS for SEDs is designed to facilitate enterprise adoption of SED technology as it provides IT administrators with tools to utilize the security of these devices while reducing deployment and management costs.

Wave for BitLocker® Management

Through another capability of ERAS, Wave provides automated turn-key management for Microsoft BitLocker® encryption.  This feature is suitable for organizations that have not yet fully phased SEDs into their environment and who are migrating to Windows 7 that have Microsoft Enterprise Agreements or Software Assurance for Volume Licensing.  Wave for BitLocker® Management allows an organization to set policies and monitor security from a single console — simplifying an organization’s deployment by reducing the need for specialized knowledge or costly systems.  Key features of Wave for BitLocker® Management include centralized policy enforcement, recoverability of data in the event of a PC crash, securing of BitLocker® recovery passwords in an encrypted database, remote discovery and activation of BitLocker® client machines, remote activation of encryption without end-user involvement and a migration path to SED deployment.

Wave Endpoint Monitor

Wave Endpoint Monitor (“WEM”) detects malware that can go undetected by traditional anti-virus solutions by leveraging the capabilities of the TPM. WEM provides increased visibility into endpoint health to help protect enterprise resources and minimize the potential cost of advanced persistent threats such as rootkits.  Rootkit attacks are particularly harmful in their ability to hide in host systems, evade current mainstream detection methods (such as anti-virus programs or whitelisting at the operating system level) and their capacity to replace legitimate IT system firmware. Such attacks occur before the operating system loads, targeting the system BIOS and Master Boot Record, and can persistently infect higher-level system functions including operating systems and applications.  WEM captures verifiable PC health and security metrics before the operating system loads by utilizing information stored within the TPM. If anomalies are detected, IT is alerted immediately with real-time analytics.  Capabilities of WEM include reporting of PC integrity measurements, ensuring data comes from a known endpoint, alerting IT administrators to anomalous behaviors, providing configurable reporting and query tools, ensuring strong device identity through the use of hardware-based digital certificates and remote provisioning of the TPM.

Wave Cloud

Wave Cloud is a cloud-based service for managing full disk encryption using SEDs, BitLocker or Mac OSX FileVault 2.  With Wave Cloud, organizations do not need to buy, build and test (or maintain) the server infrastructure as the management of systems for data protection is done using a web interface.  The platform allows enterprises to deploy centrally-managed data encryption on their Windows and Mac systems utilizing SED hardware where available - all without the complexity and cost associated with maintaining on-premise servers. For OPAL-based proprietary and solid-state SEDs, Wave Cloud provides an organization with drive initialization, user management, drive locking and user recovery.  For Windows systems capable of running BitLocker, Wave Cloud provides remote management for fixed and removable disks with TPM authentication options and user recovery.  For Mac systems, Wave Cloud allows remote enablement of File Vault 2 with password management options.

Wave Mobility Pro — Tablet Edition

Wave Mobility Pro — Tablet Edition is a combined enterprise product offering comprised of selected products in the Wave portfolio that have been assembled and tested specifically for use on Windows 8 tablets.  For eliminating password authentication on these devices and augmenting strong authentication security, a virtual smart card and/or fingerprint authentication can be used to access the tablet, VPN or corporate network.  For managing encryption, a choice of software-based encryption, BitLocker or an SED is supported depending on the capabilities of the tablet.  Wave’s endpoint data loss protection solution product Protector is another option for securing data on removable devices that are attached to the tablet.

Data Protection Suite

Wave provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery, through its wholly-owned subsidiary, Safend - an Israeli-based company acquired on September 22, 2011.

Encryptor

Encryptor provides hard disk encryption, protecting enterprise data from loss and theft and supporting an enterprise’s attempt to waive disclosure requirements in the event of machine loss or theft with provable encryption.  Encryptor enables compliance with regulatory, data security and privacy standards.

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

CLIENT-SIDE APPLICATIONS

EMBASSY Trust Suite and EMBASSY Security Center

The current version of the EMBASSY Trust Suite consists of a set of applications and services that is designed to bring functionality and user value to TPM-enabled products.  Designed to make the TPM easy for users to set up and use, the EMBASSY Trust Suite includes EMBASSY Security Center (“ESC”), Trusted Drive Manager (“TDM”), Document Manager (“DM”), and Private Information Manager (“PIM”).

EMBASSY Trust Suite is the term used when all client applications are included.  More often than not a scaled down version of the client applications are packaged together under the EMBASSY Security Center branding (for example, EMBASSY Security Center — Trusted Drive Edition).

ESC allows the user and/or administrator to configure the security settings for their TPM, Windows Login, fingerprint authentication, document encryption and/or SED authentication.  In addition to the basic function of making the TPM operational and backing up TPM keys, ESC is designed to enable the user to manage extended TPM-based security settings and policies, including strong authentication, Windows logon preferences to add biometrics and streamlined TPM password policy management.

TDM is the component in ESC software that is utilized for advanced lifecycle management for SEDs.  SEDs are designed to provide advanced data protection technology differing from software-based full disk encryption in that the encryption takes place in hardware in a manner designed to provide robust security without slowing processing speeds.  Because the drives are factory-installed, the systems can be configured such that encryption is “always on” for the protection of proprietary information.  The SED storage specifications are based upon the Opal Security Subsystem Class (SSC) specification — an industry standard issued and published by the TCG.  The SSC specification gives vendors an industry standard for developing SEDs that secure data.  Wave’s products currently support all Opal-based proprietary and solid-state SEDs.

DM is offered to provide document encryption, decryption and client-side storage of documents.  PIM uses the TPM to securely store and manage user information, such as user names and passwords, credit card and other personal information.

MIDDLEWARE AND TOOLS

Wave offers three toolkits to assist software and application developers interested in using a TCG-standards-based platform. These are the TCG-Enabled Toolkit, the Wave TCG-Enabled Cryptographic Service Provider (“CSP”), and the Wave TCG-Enabled Key Storage Provider (“KSP”).

For TPM protection using 3rd party applications, ESC includes a CSP and KSP that enable functions such as TPM-based PKI authentication to 802.1x networks, Microsoft DirectAccess, Microsoft Outlook for email and Virtual Private Networks (VPNs).  Applications for the TPM using Wave’s CSP and KSP, however, are not limited to this list and can include various cryptographic functions for authentication, encryption and signing purposes.

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

Business Update

The past several months have been a period of critical transition for Wave — marked by numerous changes to its operations, a more focused sales and marketing strategy and targeted headcount changes across the organization.  Management has strived to establish ways to improve efficiency across every aspect of Wave’s business, especially in how Wave develops, markets and sells its products.

On March 31, 2014, Mr. Gerard T. Feeney was terminated from his positions of Chief Financial Officer and Secretary of the Company, but he remained employed as a non-executive officer through April 30, 2014.  Effective April 1, 2014, Mr. Walter Shephard was appointed as Chief Financial Officer, replacing Mr. Feeney.  Prior to his appointment as Chief Financial Officer, Mr. Shephard, age 60, served as the Chief Financial Officer of Luminus Devices, Inc. from 2010 to November 2013.  From 2004 to 2010, Mr. Shephard served as Chief Financial Officer, Vice President of Finance and Treasurer of Zygo Corporation.

In addition to the change in the Company’s Chief Financial Officer, there have been other changes to Wave’s operations that are focused on the Company’s goals of clarity, efficiency and accountability.  The Company has significantly revised its sales and marketing plans to focus its sales efforts on higher margin Wave solutions and products and to target sales efforts toward larger customers with the Wave security message.  With this change, the Company has hired several new sales reps with the background and skills to help address these sophisticated sales opportunities.  The Company has also reduced sales reps in other areas in order to remain headcount neutral and control costs.

We believe that these changes will better position the Company to execute strategies designed to put Wave on the path towards sustained growth and profitability.  This is not a short-term proposition, and it will likely take several quarters before the financial benefits become clear.

Results of Operations

Three-Months Ended March 31, 2014 and 2013

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Safend’s endpoint data loss protection products and services.  These products and services constitute Wave’s reportable segments as of March 31, 2014 and 2013.

EMBASSY® digital security products and services

Net Revenues:

	Three- Months Ended March 31, 2014	Three-Months Ended March 31, 2013	Increase (Decrease)	% Change
Licensing and maintenance	$3,928,035	$3,820,786	$107,249	3%
Services	—	800,000	(800,000)	(100)%
Total Net Revenues	$3,928,035	$4,620,786	$(692,751)	(5)%

The increase in licensing and maintenance revenues was due primarily to an increase in revenue recognized on Wave’s license upgrade sales of approximately $245,000 offset by a decrease in OEM revenue of approximately $140,000.

The increase in license upgrade revenue of approximately $245,000 primarily related to the recognition of large class orders received subsequent to March 31, 2013.  During the three-months ended March 31, 2014, revenue recognition on these large class customers amounted to approximately $275,000.

The decrease in OEM revenue of approximately $140,000 consisted of a decrease in Dell royalty revenue of approximately $323,000, primarily as the result of a decrease in the volume of Dell shipments, offset by an increase in non-Dell OEM revenue of approximately $183,000.

Services revenue earned during the three-months ended March 31, 2013 was from fixed-price modifications to a contract awarded by the United States Department of Defense which was completed during 2013.

Operating Expenses:

	Three- Months Ended March 31, 2014	Three-Months Ended March 31, 2013	Increase (Decrease)	% Change
Licensing and maintenance – cost of net revenues	$291,860	$504,381	$(212,521)	(42)%
Services – cost of net revenues	—	107,361	(107,361)	(100)%
Selling, general and administrative	4,918,880	6,672,578	(1,753,698)	(26)%
Research and development	2,451,871	2,740,383	(288,512)	(11)%
Total operating expenses	$7,662,211	$10,024,703	$(2,362,492)	(24)%

The decrease in licensing and maintenance — cost of net revenues during the three-months ended March 31, 2014 as compared to the same period in 2013 was due primarily to a decrease in Wave support costs of approximately $166,000 for consulting services to one of the world’s leading international oil and gas companies.  The consulting services were substantially completed during 2013 with minor work done during the three-months ended March 31, 2014.

Services — cost of net revenues incurred during the three-months ended March 31, 2013 was for work performed on fixed-price modifications to a contract with the United States Department of Defense.

The decrease in selling, general and administrative expense (“SG&A”) expenses during the three-months ended March 31, 2014 compared to the same period in 2013 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $821,000, (ii) a decrease of approximately $245,000 in travel expenses, (iii) a decrease of $395,000 in Wave professional services expenses, consisting primarily of professional fees and (iv) a decrease of approximately $236,000 in Wave’s trade show and marketing expenses.  These decreases were primarily the result of cost cutting measures implemented during 2013 and continuing during the three-months ended March 31, 2014.  On March 31, 2014, Mr. Gerard T. Feeney was terminated from his positions of Chief Financial Officer and Secretary of the Company, but he remained employed as a non-executive officer through April 30, 2014.  In connection with Mr. Feeney’s employment agreement with the Company, Mr. Feeney is entitled to a lump sum in an amount equal to one year’s annual base salary and a lump sum in an amount equal to the fixed bonus that would have been earned in the one year period following termination.  As a result of Mr. Feeney’s termination, the salary and fixed bonus severance amounts were $275,600 and $137,800, respectively.  The total severance of $413,400 is included in selling, general and administrative expense for the three-months ended March 31, 2014.

The activities supported by SG&A expenses include business development, sales, marketing, corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

The decrease in research and development (“R&D”) expenses during the three-months ended March 31, 2014 compared to the same period in 2013 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $626,000 as a result of cost cutting measures implemented during 2013, offset by (ii) an increase in professional services expenses of approximately $208,000 relating to outsourced engineering and (iii) an increase of approximately $93,000 in rent expense.

Due to the reasons set forth above, the EMBASSY® digital security products and services segment net loss to common stockholders for the three-months ended March 31, 2014 was $3,734,576 as compared to $5,403,917 for the comparable period of 2013.

Safend endpoint data loss security products and services

Net Revenues:

	Three- Months Ended March 31, 2014	Three-Months Ended March 31, 2013	Increase (Decrease)	% Change
Licensing and maintenance	$1,404,504	$1,172,940	$231,564	20%
Total Net Revenues	$1,404,504	$1,172,940	$231,564	20%

The increase in licensing and maintenance revenues was due primarily to an increase in license sales and a higher maintenance base during the three-months ended March 31, 2014 as compared to the same period in 2013.

Operating Expenses:

	Three- Months Ended March 31, 2014	Three-Months Ended March 31, 2013	Increase (Decrease)	% Change
Licensing and maintenance – cost of net revenues	$20,968	$1,721,218	$(1,700,250)	(99)%
Selling, general and administrative	283,088	506,425	(223,337)	(44)%
Research and development	612,802	1,108,599	(495,797)	(45)%
Impairment of goodwill	—	2,590,000	(2,590,000)	(100)%
Total operating expenses	$916,858	$5,926,242	(5,009,384)	(85)%

Licensing and maintenance — cost of net revenues consists primarily of foreign tax withholdings, customer support personnel costs, share-based compensation expense, amortization expense on the developed technology intangible asset and impairment on the developed technology intangible asset.  The decrease in licensing and maintenance — cost of net revenues was due primarily to the recognition of a $1,615,000 impairment on the developed technology intangible asset during the three-months ended March 31, 2013.

The decrease in SG&A expenses during the three-months ended March 31, 2014 compared to the same period in 2013 was due primarily to a decrease in Safend salaries and related benefits totaling approximately $84,000 and a decrease of approximately $105,000 in Safend professional services expenses, consisting primarily of professional fees.

The decrease in R&D expenses during the three-months ended March 31, 2014 compared to the same period in 2013 was due primarily to a decrease in Safend salaries and related benefits totaling approximately $384,000, primarily the result of cost cutting measures implemented during 2013, and a decrease in travel expenses of approximately $50,000.

During the first quarter of 2013, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, significantly lower than expected revenue and billings during the first quarter of 2013 and downward revisions to management’s short-term and long-term forecast for the Safend business. The revised forecast reflected changes related to revenue growth rates, current market trends and other expectations impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that the fair value of the Safend reporting unit was less than its carrying amount.

When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded an impairment charge of $1.6 million on developed technology intangible assets. The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above, the Company completed the two step goodwill impairment test for the Safend reporting unit. The step two goodwill impairment test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2.6 million, which resulted in a $1.4 million remaining carrying value of Safend goodwill as of March 31, 2013. The goodwill impairment totaling approximately $2.6 million was included in the impairment of goodwill line item in the consolidated statements of operations. The developed technology impairment charge of $1.6 million is included in the licensing and maintenance—cost of net revenues line item in the consolidated statements of operations.

Due to the reasons set forth above, the Safend endpoint data loss security products and services segment net income to common stockholders for the three-months ended March 31, 2014 was $487,646 as compared to a net loss of $4,753,302 for the comparable period of 2013.

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

Wave has incurred substantial operating losses since its inception and as of March 31, 2014 has an accumulated deficit of approximately $420,534,000.  We expect to incur an operating loss for 2014.  As of March 31, 2014, we had negative working capital of approximately $5,648,000 and approximately $4,344,000 in cash and cash equivalents.

Given Wave’s forecasted capital requirements for the twelve-months ending March 31, 2015, as detailed below in Liquidity requirements and future sources of capital, and our cash balance as of March 31, 2014, Wave will be required to raise additional capital prior to March 31, 2015 to continue to fund its operations.  Wave’s ability to raise additional capital is primarily based on three sources (see Liquidity requirements and future sources of capital below for a discussion of restrictions):

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

•            Sales of registered Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC (“MLV”) entered into during January, 2012; and

•            Sales of Class A common Stock through private placements.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three-months ended March 31:

Total cash provided by (used in):	2014	2013
Operating activities	$(3,075,458)	$(1,391,799)
Investing activities	(24,757)	(93,923)
Financing activities	5,323,717	1,196,089
Increase (decrease) in cash and cash equivalents	$2,223,502	$(289,633)

Operating Activities

The increase in cash used in operating activities in the three-months ended March 31, 2014 compared to the three-months ended March 31, 2013 of approximately $1,684,000 was primarily related to the timing of cash collections from customers.  Cash collections from customers amounted to approximately $6,205,000 and $9,038,000 for the three-months ended March 31, 2014 and 2013, respectively.  The decrease in cash collections from customers of approximately $2,833,000 during the three-months ended March 31, 2014 as compared to the same period in 2013 was due to (i) the collection of a $1,700,000 three-year maintenance renewal from BASF in 2013, (ii) the collection of $600,000 from the United States Department of Defense related to a fixed-price contract in 2013, (iii) the collection of a $276,000 maintenance renewal from one of the world’s leading international oil and gas companies in 2013 and (iv) a decrease of approximately $323,000 in royalties received from Dell as a result of a decrease in Dell shipments in 2014 as compared to 2013.

Investing Activities

The decrease in cash used in investing activities during the three-months ended March 31, 2014 compared to the same period in 2013 of approximately $69,000 was the result of a decrease in property and equipment acquisitions.

Financing Activities

The increase in cash provided by financing activities during the three-months ended March 31, 2014 compared to the same period in 2013 of approximately $4,128,000 was the result of increases in at the market offerings through MLV of approximately $5,060,000, offset by decreases of approximately $910,000 in equity raising transactions and $42,000 in stock option exercises.

The significant amount of proceeds received in the three-months ended March 31, 2014 and 2013 from the sale of common stock were necessary in to support Wave’s growth strategy and fund SG&A and R&D capital requirements.

Liquidity requirements and future sources of capital

Wave estimates that its total expenditures to fund operations for the twelve-months ending March 31, 2015 will be approximately $29,300,000, including research and development, acquisition of capital assets, sales and marketing, general corporate expenses and overhead.

Sources of capital may include the following:

•                  cash on hand of $4,343,604 as of March 31, 2014;

•                  collection of receivables; and

•                  additional financings

Wave does not expect to generate enough revenue to fund its cash flow requirements for the twelve-months ending March 31, 2015.  As of March 31, 2014, we had approximately $4,344,000 of cash on hand.  Given Wave’s forecasted capital requirements for the twelve-months ending March 31, 2015, and our cash balance as of March 31, 2014, Wave will be required to raise additional capital prior to March 31, 2015 to continue to fund its operations.  Wave has historically raised additional capital from registered share offerings, sales of Class A Common Stock via the At the Market Sales Agreement with MLV and through private placements.

For registered share offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”).  The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million.  As a result of the application of the one-third rule, the funds available on the 2013 shelf registration statement are reduced.  Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2013 shelf registration statement will remain restricted to the one-third rule computation.  To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing.  As of May 6, 2014, approximately $11,675,000 in gross proceeds remains under the 2013 shelf registration statement, however Wave is restricted to $10,515,000 as of such date due to the one-third rule.  The total funds available under the 2013 shelf registration statement are currently all allocated to the At the Market Sales Agreement with MLV which may be utilized for future financings.

Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

We have transferred certain accounts receivable to buyers through CapFlow Funding Group Managers, LLC (“CapFlow”) that are accounted for as secured borrowings because we are required to repurchase the pledged receivables under certain circumstances in case of specific defaults by our customers as set forth in the program terms.  The carrying value of each secured borrowing approximates 85% of each associated pledged receivable taking into consideration a 15% holdback provision per the CapFlow agreement.  The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. Capflow will then remit the remaining 15% holdback to Wave less interest.  The interest rate on the secured borrowings was approximately 1.50% for every thirty days outstanding, or an annual effective rate of approximately 18%.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending March 31, 2015, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2015.

We will be required to sell additional shares of common stock or preferred stock or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending March 31, 2015.  The availability and amount of any such financings are unknown at this time and as a result of the one-third rule as detailed above, proceeds available to us under the 2013 shelf registration statement may not be adequate. Due to our current cash position, our forecasted capital needs over the next year and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

From time to time Dell updates its hardware platforms with new security solutions packages.  Our bundled software has been included on Dell platforms since 2006 (including on the Dell Data Protection Access solution (DDPA) that is currently shipping).  On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms that began shipping in late 2013.  As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on new and future Dell platforms. However, Dell has not communicated to us any decisions regarding the next platform and we have no assurance that our software will be included in Dell’s new or future platforms.  Wave plans to continue to work with Dell to offer software solutions to enhance and improve Dell’s hardware platforms.  If we are not successful in continuing to sell our technologies with Dell’s new and future platforms, this could have a material adverse impact on our revenues.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by March 31, 2015 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond March 31, 2015.  The challenges presented by the recent economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Contractual Obligations

Royalty Liability

Safend is contractually required to pay back grants received from the Israeli government through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (“OCS”) for the financing of a portion of its research and development expenditures in Israel.  Safend’s repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments.  Wave determined the fair value of this liability to be $4,043,000 at September 22, 2011.  At March 31, 2014 and December 31, 2013, the liability amounted to $4,598,043 and $4,673,629, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and accretion of the discount.

Operating Leases

Wave has no significant long-term contractual obligations other than the royalty liability obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating lease commitments	$893,000	$1,022,000	$12,000	$—	$1,927,000
Total commitments	$893,000	$1,022,000	$12,000	$—	$1,927,000

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

The exposure to market risk associated with interest rate-sensitive instruments is not material.  Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.         Controls and Procedures

a)   Disclosure controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, and due to the material weakness in our internal control over the timely execution in testing the existence of vendor specific objective evidence (“VSOE”) of fair value of maintenance for the Safend unit described in Management’s Report on Internal Control over Financial Reporting included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)     Changes in Internal Control Over Financial Reporting

During the three-months ended March 31, 2014, no changes other than those in conjunction with certain remediation efforts described below, were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

c)     Remediation Efforts

In the three-months ended March 31, 2014, we are continuing to implement the following measures, originally described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014, to improve our internal controls over VSOE of fair value of maintenance for the Safend unit. We plan to further enhance these measures in the remaining quarters of 2014:

•  Formalize accounting processes to bring the Safend VSOE of fair value of maintenance testing and review in line with the same process that is currently applied to the Wave unit and

•  Reallocate resources within the accounting department to ensure that our testing and review of VSOE of fair value of maintenance for the Safend unit can be completed accurately and in a timely manner.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements. Furthermore, any such unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors—In preparing our financial statements for fiscal 2013, we identified a material weakness in our internal control over financial reporting, and our failure to remedy these or other material weaknesses could result in material misstatements in our financial statements” in Part I of this Form 10-K.

d)     Remediation Plans

We have made no significant changes in our remediation plans during the three-months ended March 31, 2014 that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. For further information with regard to our “Remediation Plans,” please refer to Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Brian Berger, a former employee of Wave who was terminated on November 1, 2013, has indicated that he may file a lawsuit against the company for unpaid compensation and penalties in the amount of approximately $182,000.  The parties are currently in discussions regarding Mr. Berger’s claims and the Company is evaluating its defenses.  The Company has also advised Mr. Berger that he may not misappropriate Wave’s proprietary technology and information and that the Company has reserved all of its rights with respect to any such activities.

Dell, Inc. tendered to Wave a claim for defense indemnification in connection with a patent infringement lawsuit, MAZ Encryption Technologies LLC v. Dell, Inc. filed on February 22, 2013 in the U.S. District Court for the District of Delaware, case no. 1:13-cv-00300 LPS.  Wave has not been notified of any specific allegation of infringement identifying its technology in the lawsuit.  Wave is not a party to the lawsuit and is evaluating its defenses should any allegations of infringement identifying Wave’s technology arise in the lawsuit.

In March 2014, the Company received a notice from DocMagic, Inc. alleging that certain of the Company’s eSignSystems solutions infringe upon a patent held by DocMagic, Inc.  The Company is reviewing this matter and evaluating its defenses should DocMagic bring any claims.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Our management identified a material weakness in our internal control over financial reporting as of December 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management as of December 31, 2013 consisted of the failure to effectively execute controls over testing and reviewing vendor specific objective evidence of fair value of maintenance for the Safend unit. See “Item 9A—Management’s annual report on internal control over financial reporting” for further information.  In addition, based on an evaluation of our disclosure controls and procedures as of March 31, 2014, and due to the material weakness in our internal control over financial reporting described above, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the three-months ended March 31, 2014 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of the digital security industry in which we operate. As of March 31, 2014, we had an accumulated deficit of approximately $420.5 million and negative working capital of approximately $5.6 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets such as digital security and online commerce.

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

In addition to our efforts to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave may evaluate additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock our stockholders’ ownership will be diluted and the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services considerable uncertainty exists as to whether or not Wave’s business model is viable.  If we are not successful in generating sufficient cash flow or obtaining additional funding we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures. Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

A single customer accounts for a significant portion of our revenues and, therefore, the loss of that customer may have a material adverse effect on our results of operations.

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 38% of our revenue for the three-months ended March 31, 2014, as discussed below. If our relationship with any of our significant customers were disrupted we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations as discussed below.

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

If our OEM customers fail to purchase our components or to sell sufficient quantities of their products incorporating our components or if our OEM customers’ sales timing and volume fluctuates, it may have a material adverse effect on our results of operations.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues.  Dell accounted for approximately 38% of our revenue for the three-months ended March 31, 2014. From time to time Dell updates its hardware platforms with new security solutions packages.  Our bundled software has been included on Dell platforms since 2006 (including the Dell Data Protection Access solution (DDPA) that is currently shipping).  On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms that began shipping in late 2013.  As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on new and future Dell platforms. However, Dell has not communicated to us any decisions regarding the next platform and we have no assurance that our software will be included in Dell’s new or future platforms.  If we are not successful in continuing to sell our technologies with Dell’s new and future platforms, this could have a material adverse impact on our future revenues.

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

An increasing number of market entrants have introduced or are developing products and services that compete with Wave’s. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave’s potential competitors include security solutions providers such as RSA Security, Inc. (a division of EMC), Symantec, Computer Associates, Verisign, Inc., Entrust, Inc., Utimaco (acquired by Sophos), PGP (acquired by Symantec), Credant (acquired by Dell), SafeBoot (acquired by McAfee), SafeNet, WinMagic, Secude (acquired by SAP) and GuardianEdge (acquired by Symantec) and major systems integrators such as IBM, and HP.  In addition, Wave competes with other client security applications companies that are developing trusted computing applications including Softex Incorporated, Phoenix Technologies Ltd., Infineon Technologies AG and Microsoft.

Other companies have developed or are developing technologies that are, or may become, the basis for competitive products in the field of security and electronic content distribution. Some of those technologies may have an approach or means of processing that is entirely different from ours. Existing or new competitors may develop products that are superior to ours or that otherwise achieve greater market acceptance than ours. Due to Wave’s early stage and lower relative name recognition compared to many of our competitors and potential competitors, our competitive position in the marketplace is vulnerable.

We have a high dependence on relationships with strategic partners that must continue or our ability to successfully produce and market our products will be impaired.

Due in large part to Wave’s early stage and lessor name recognition we depend upon strategic partners such as large, well established personal computer and semiconductor manufacturers and computer systems’ integrators to adopt our products and services within the Trusted Computing marketplace. These companies may choose not to use our products and could develop or market products or technologies that compete directly with us. We cannot predict whether these third parties will commit the resources necessary to achieve broad-based commercial acceptance of our technology. Any delay in the use of our technology by these partners could impede or prohibit the commercial acceptance of our products. Although we have established some binding commitments from some of our strategic partners there can be no assurance that we will be able to enter into additional definitive agreements or that the terms of such agreements will be satisfactory. It will be necessary for Wave to expand upon our current business relationships with our partners, or form new ones, in order to sell more products and services for Wave to become a viable, self-sufficient enterprise.

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

Safend’s operations are located in the State of Israel which constitutes a material portion of our business.  Accordingly, political, economic and military conditions in Israel and the surrounding region may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians and others, since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and which negatively affected business conditions in Israel.  Presently, there is great international concern in connection with Iran’s efforts to develop and enrich uranium which could lead to the development of nuclear weapons.  Iran’s successful enrichment of uranium could significantly alter the geopolitical landscape in the Middle East, including the threat of international war, which could significantly impact business conditions in Israel.

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

Failure to comply with the Foreign Corrupt Practices Act (“FCPA”), and other similar anti-corruption laws, could subject us to penalties and damage our reputation.

We are subject to the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain certain policies and procedures. Certain of the jurisdictions in which we conduct business are at a heightened risk for corruption, extortion, bribery, pay-offs, theft and other fraudulent practices. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. If we, or our intermediaries, fail to comply with the requirements of the FCPA, or similar laws of other countries, governmental authorities in the United States or elsewhere, as applicable, could seek to impose civil and/or criminal penalties, which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

During January 2012, we entered into an At Market Issuance Sales Agreement, as amended on September 19, 2013, (“2012 ATM”) with MLV & Co. LLC (“MLV”) under which we are able to sell shares of our common stock from time to time through MLV. Continued sales of our common stock, if any, under the 2012 ATM will depend upon market conditions and other factors to be determined by us and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Future sales of our common stock are not guaranteed, and there are no firm commitments to receive funding under the 2012 ATM. The issuance from time to time of these new shares of common stock, or the perception that such sales may occur, could have the effect of depressing the market price of our common stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.   Exhibits.

(a)         Exhibits

Exhibit No.		Description of Exhibit
10.1	—	Letter Agreement, dated December 19, 2013, between William M. Solms and Wave
10.2	—	Letter Agreement, dated March 31, 2014, between Walter A. Shephard and Wave
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	—	XBRL Instance Document
101.2	—	XBRL Taxonomy Extension Schema Document
101.3	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	—	XBRL Taxonomy Extension Definition Linkbase Document
101.5	—	XBRL Taxonomy Extension Label Linkbase Document
101.6	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE SYSTEMS CORP.
(Registrant)

Dated: May 9, 2014	By:	/s/ William M. Solms
	Name:	William M. Solms
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2014	By:	/s/ Walter A. Shephard
	Name:	Walter A. Shephard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)