Form 10-Q
period 2014-06-30
WAVE SYSTEMS CORP
filed 2014-08-08
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock as of August 5, 2014: 45,895,118 shares of Class A Common Stock and 8,885 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Three Months and Six Months Ended June 30, 2014

PART I -FINANCIAL INFORMATION

Item 1.   Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$8,524,138	$2,120,102
Accounts receivable, net of allowance for doubtful accounts of $-0- at June 30, 2014 and December 31, 2013	2,076,696	2,730,077
Pledged receivables	—	1,683,188
Prepaid expenses and other current assets	407,754	488,656
Total current assets	11,008,588	7,022,023
Property and equipment, net	491,030	596,820
Amortizable intangible assets, net	2,299,573	2,590,920
Goodwill	1,448,000	1,448,000
Other assets	122,519	167,146
Total Assets	15,369,710	11,824,909
Liabilities and Stockholders’ Deficit
Current Liabilities:
Secured borrowings	—	1,430,710
Accounts payable and accrued expenses	4,259,732	6,789,274
Deferred revenue	6,317,784	6,996,239
Total current liabilities	10,577,516	15,216,223
Other long-term liabilities	60,812	78,618
Royalty liability	4,458,368	4,509,629
Long-term deferred revenue	814,234	1,003,614
Total liabilities	15,910,930	20,808,084
Stockholders’ Deficit:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 45,895,118 shares issued and outstanding at June 30, 2014 and 35,019,740 at December 31, 2013	458,951	350,197
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 8,885 shares issued and outstanding at June 30, 2014 and December 31, 2013	89	89
Capital in excess of par value	423,329,255	407,907,019
Accumulated deficit	(424,329,515)	(417,240,480)
Total Stockholders’ Deficit	(541,220)	(8,983,175)
Total Liabilities and Stockholders’ Deficit	$15,369,710	$11,824,909

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net revenues:
Licensing and maintenance	$4,439,820	$6,133,304	$9,772,359	$11,127,030
Services	—	608,938	—	1,408,938
Total net revenues	4,439,820	6,742,242	9,772,359	12,535,968
Operating expenses:
Licensing and maintenance — cost of net revenues	338,519	474,311	651,347	2,699,910
Services — cost of net revenues	—	105,155	—	212,516
Selling, general and administrative	5,381,167	6,682,719	10,583,135	13,861,722
Research and development	2,474,413	2,912,128	5,539,086	6,761,110
Impairment of goodwill	—	—	—	2,590,000
Total operating expenses	8,194,099	10,174,313	16,773,568	26,125,258
Operating loss	(3,754,279)	(3,432,071)	(7,001,209)	(13,589,290)
Other income (expense), net:
Net currency transaction loss	(2,238)	(8,363)	(3,949)	(6,732)
Net interest expense	(39,013)	(49,863)	(83,877)	(108,030)
Total other income (expense), net	(41,251)	(58,226)	(87,826)	(114,762)
Net loss	$(3,795,530)	$(3,490,297)	$(7,089,035)	$(13,704,052)
Loss per common share — basic and diluted	$(0.09)	$(0.12)	$(0.18)	$(0.50)
Weighted average number of common shares outstanding during the period	41,684,076	28,317,577	40,094,319	27,326,711

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance as of December 31, 2013	35,019,740	$350,197	8,885	$89	$407,907,019	$(417,240,480)	$(8,983,175)
Net loss	—	—	—	—	—	(7,089,035)	(7,089,035)
Issuance of Class A common stock at prices ranging from $0.90 - $1.39 per share, less issuance costs of $171,168	5,410,450	54,105	—	—	5,328,904	—	5,383,009
Issuance of Class A common stock at $1.90 per share, less issuance costs of $853,784	5,225,560	52,256	—	—	9,022,524	—	9,074,780
Warrants exercised at $0.91 per share	133,914	1,339	—	—	120,523	—	121,862
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $0.9435	105,454	1,054	—	—	98,441	—	99,495
Share-based compensation	—	—	—	—	851,844	—	851,844
Balance as of June 30, 2014	45,895,118	$458,951	8,885	$89	$423,329,255	$(424,329,515)	$(541,220)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,089,035)	$(13,704,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461,899	547,269
Compensation associated with issuance of stock options	851,844	1,106,546
Impairment of goodwill and intangible assets	—	4,205,000
Accretion of royalty liability	48,650	40,700
Changes in assets and liabilities:
Decrease in accounts receivable	905,859	1,644,854
Decrease (increase) in prepaid expenses and other current assets	80,902	(97,144)
Decrease in other assets	44,627	85,668
Decrease in accounts payable and accrued expenses	(2,529,542)	(262,314)
Decrease in deferred revenue	(867,835)	(197,446)
Decrease in royalty liability	(99,911)	(75,096)
(Decrease) increase in other long-term liabilities	(17,806)	2,587
Net cash used in operating activities	(8,210,348)	(6,703,428)

Cash flows from investing activities:
Acquisition of property and equipment	(64,762)	(136,148)
Net cash used in investing activities	(64,762)	(136,148)

Cash flows from financing activities:
Net proceeds from issuance of common stock	14,457,789	5,473,428
Proceeds from warrant exercises	121,862	—
Proceeds from employee stock purchase plan	99,495	171,796
Proceeds from employee stock option exercises	—	42,039
Payments on capital lease obligation	—	(38,157)
Net cash provided by financing activities	14,679,146	5,649,106

Net increase (decrease) in cash and cash equivalents	6,404,036	(1,190,470)

Cash and cash equivalents at beginning of period	2,120,102	2,112,769

Cash and cash equivalents at end of period	$8,524,138	$922,299

Supplemental cash flow information:

Cash paid during the period for:
Interest	$60,209	$74,299

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

June 30, 2014 and 2013

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (“Wave”) as of June 30, 2014 and December 31, 2013, its results of operations for the three-month and six-month periods ended June 30, 2014 and 2013, its changes in stockholder’s deficit for the six-month period ended June 30, 2014, and its cash flows for the six-month periods ended June 30, 2014 and 2013.  Such financial statements have been prepared in accordance with United States generally accepted accounting principles and the applicable regulations of the Securities and Exchange Commission (the “Commission”).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2013, included in its Form 10-K filed on March 14, 2014.  The results of operations for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year or any future periods.

References to “Wave”, “we”, “us”, “our” or “the Company” refer to Wave Systems Corp. and its consolidated subsidiaries and include the financial statements of Wave Systems Corp. (“Wave” or “the Company”); Wave Systems Holdings, Inc., a wholly owned subsidiary; Wavexpress, Inc. (referred to individually, as the context so requires, as “Wavexpress”), a majority-owned subsidiary; Safend, Ltd. (referred to individually, as the context so requires, as “Safend”), a wholly-owned subsidiary acquired on September 22, 2011 and Safend, Inc, a wholly owned US-based subsidiary of Safend, Ltd.  All intercompany transactions have been eliminated.

1.     Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, depreciation and amortization, valuation of long-lived, and intangible assets, goodwill, and software development costs, contingencies and share based compensation.  Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Licensing and Maintenance

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners, software development and other services.  Wave’s distribution arrangements also give rise to separate software license upgrade agreements with the end users of the products distributed by the OEMs.  Wave applies software revenue recognition guidance to all transactions except those where no software is involved.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  Persuasive evidence is generally a binding purchase order or license agreement.  Delivery occurs when product is shipped for its OEM distribution arrangements, or delivered via a license key for our license upgrade agreements.

Wave enters into perpetual software license agreements through direct sales to customers and indirect sales through its OEM partners, distributors and resellers with the end users of the products distributed by the OEMs.  Wave has defined its two classes of end user customers as large and small based on those with orders in excess of 5,000 licenses and those with less than 5,000 licenses, respectively.  These license upgrade agreements generally include a maintenance component.  For arrangements with multiple-elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence (“VSOE”) of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as license revenue.  VSOE of fair value is based upon the price for which the undelivered element is sold separately.

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

Safend enters into perpetual software license agreements through direct sales to customers and indirect sales through its OEM partners, distributors and resellers.  These license arrangements, generally also include a maintenance component.  For arrangements with multiple-elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the VSOE of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as licensing revenue.  VSOE of fair value is based upon the price for which the undelivered element is sold separately.

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

Services

Services revenue includes revenue earned from fixed-price modifications to a contract awarded by the United States Department of Defense.  Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized using the percentage of completion method or the completed contract method.  The determination between completed contract method and the percentage of completion method is based on the ability to estimate. The Company measures the percentage of completion by reference to the proportion of contract hours incurred for work performed to date to the estimated total contract hours expected to be incurred.  Losses on fixed price contracts are recognized during the period in which such losses are identified.

Services - cost of net revenues includes non-recurring government time and materials costs incurred in connection with a contract with the United States Department of Defense and related share-based compensation expense.

Valuation of Goodwill - We review goodwill for impairment annually and whenever events or changes in circumstances indicate the fair value of a reporting unit is more likely than not below its carrying value. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

Valuation of Long Lived Assets - We review purchased intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of asset groups is assessed based on the estimated undiscounted future cash flows expected to be generated by the asset group, including its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

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

Share-based Compensation — We recognize compensation expense for all share-based compensation awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan. Share-based compensation expense recognized is based on the fair value of share-based payment awards adjusted for estimated forfeitures.  We estimate the fair value of share-based payment awards at grant date using a Black-Scholes option-pricing model.  Our estimate of the fair value of the share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables including, but not limited to, the estimated term of the award and our estimated stock price volatility.

Reclassifications - Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue From Contracts With Customers (Topic 606), which amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its Consolidated Financial Statements.

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

3.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of June 30, 2014, has an accumulated deficit of approximately $424,330,000.  We also expect Wave will incur an operating loss for fiscal year 2014.  As of June 30, 2014, Wave had positive working capital of approximately $431,000.

If Wave is not successful in executing its business plan, Wave will not generate enough revenue to fund its cash flow requirements for the twelve-months ended June 30, 2015.  As of June 30, 2014, we had approximately $8,524,000 of cash on hand.  Given Wave’s forecasted capital requirements for the twelve-months ending June 30, 2015, and our cash balance as of June 30, 2014, Wave may be required to raise additional capital prior to June 30, 2015 to continue to fund its operations if its sales forecasts do not meet expectations.   During the six-months ended June 30, 2014, Wave’s ability to raise additional capital has been primarily based on three sources:

•   Sales of registered Class A Common Stock under a $20,000,000 shelf registration statement filed with the SEC on August 9, 2013 and declared effective by the Commission on September 12, 2013 (“2013 shelf registration statement”).  The remaining available gross proceeds on the 2013 shelf registration statement as of June 11, 2014 were increased by twenty percent pursuant to Rule 462(b) under the Securities Act of 1933 in connection with the offering on such date described below;

•   Sales of registered Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC (“MLV”) entered into during January, 2012.  The At the Market Sales Agreement was amended on September 19, 2013 to authorize the issuance and sale of shares of the Company’s Class A Common Stock under the At the Market Sales Agreement for aggregate gross sales proceeds of up to $15,000,000 in connection with the 2013 shelf registration statement (the Company terminated all future sales under the At the Market Sales Agreement with MLV effective June 11, 2014); and

•   Sales of Class A Common Stock through private placements.

On June 11, 2014, Wave entered into agreements with certain institutional investors for a private placement of 5,225,560 shares of its Class A Common Stock at a price of $1.90 per share yielding gross proceeds of $9,928,564.  This financing was completed under the 2013 shelf registration statement together with the related registration statement on Form S-3 filed pursuant to Rule 462(b).  Craig-Hallum Capital Group LLC (“Craig-Hallum”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay Craig-Hallum a fee equal to 7% of the gross proceeds of this offering.  We realized approximately $9,075,000 in net proceeds after deducting the placement agent fees of $695,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $159,000. In connection with the financing, we also issued warrants to the subscribers to purchase up to 2,090,224 shares of Wave Class A Common Stock for $1.90 per share. These warrants expire on June 11, 2019.  A prospectus supplement related to the offering was filed with the SEC on June 13, 2014.

During the six-months ended June 30, 2014, Wave sold 5,410,450 shares of its Class A common stock through its At the Market Sales Agreement with MLV at an average price of $1.03 per share, for net proceeds of approximately $5,383,000 after deducting offering costs of approximately $171,000.  As a result of the June 11, 2014 offering which used substantially all of the remaining availability of the 2013 shelf registration statement, the Company terminated all future sales under the At the Market Sales Agreement with MLV.

As of August 5, 2014, approximately $37,000 in gross proceeds remains under the 2013 shelf registration statement.  The Company will be filing a new shelf registration statement within the next twelve-months ending June 30, 2015.

Wave may be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve-months ending June 30, 2015.  If Wave is not successful in executing its business plan, it will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, or cause it to cease operations or merge with another company.  No assurance can be provided that any of these initiatives will be successful.  Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, uncertainty as to whether we will achieve our sales forecast for our products and services and the fact that we may require additional financing, substantial doubt exists with respect to our ability to continue as a going concern.

4.  Secured Borrowings and Pledged Receivables

Pursuant to agreements entered into on April 23, 2012 with The Receivables Exchange (“TRE”) and on November 26, 2013 with CapFlow Funding Group Managers LLC (“CapFlow”), both of which are unrelated third parties, Wave has transferred certain accounts receivable to buyers which are accounted for as secured borrowings. The transferred receivables are classified as pledged receivables and Wave’s obligation to repurchase the transferred receivables is presented as secured borrowings on the consolidated balance sheet. The carrying value of each secured borrowing approximates 85% of each associated pledged receivable and takes into consideration a 15% holdback provision per the TRE and CapFlow agreements.  The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The respective financial institution will then remit the remaining 15% holdback to Wave less interest.  Beginning on November 26, 2013 Wave no longer transfers accounts receivable to TRE and currently utilizes CapFlow exclusively.  The interest rate on the secured borrowings was 1.50% for every thirty days outstanding, or an annual effective rate of approximately 18%.

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

At June 30, 2014 and December 31, 2013, receivables totaling $0 and $1,683,188, respectively, were transferred to buyers, remain uncollected and are subject to repurchase. The secured borrowings totaled $0 and $1,430,710 as of June 30, 2014 and December 31, 2013, respectively. We recognized $35,227 and $66,222 of interest expense associated with the secured borrowings for the six-months ended June 30, 2014 and 2013, respectively and $11,462 and $29,141 of interest expense for the three-months ended June 30, 2014 and 2013, respectively.  Proceeds from the transfer of receivables are included in cash provided by operating activities in the consolidated statements of cash flows.  Proceeds from the transfer of pledged receivables were $1,693,450 and $4,673,508 for the six-months ended June 30, 2014 and 2013, respectively.  CapFlow and TRE collected $1,693,450 and $4,041,596 of pledged receivables in the six-months ended June 30, 2014 and 2013, respectively, which thereby reduced our repurchase obligation and were accounted for as reductions of pledged receivables and secured borrowings on the consolidated balance sheet.  No pledged receivables were repurchased by the Company in the three and six-months ended June 30, 2014 and 2013.

5.          Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive instruments as their effect would be anti-dilutive.  Dilutive instruments consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three and six-month periods ended June 30, 2014 were 419,000 and 166,000, respectively, versus 114,000 and 298,000 for the three and six-month periods ended June 30, 2013, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 5,940,000 and 7,729,000 shares were outstanding for the three-month and six-month periods ended June 30, 2014, respectively, versus 5,464,000 and 5,181,000 shares for the three-month and six-month periods ended June 30, 2013, respectively, but have not been included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave’s common shares and, therefore, their effect would have been anti-dilutive.

6.     Share-based Compensation

Wave recognized $437,562 and $668,840 of share-based compensation during the three-months ended June 30, 2014 and 2013, respectively, and $851,844 and $1,106,546 for the six-month periods ended June 30, 2014 and 2013, respectively.  During the six-month periods ended June 30, 2014 and 2013, Wave granted 1,678,000 and 626,981 stock options at a weighted-average estimated fair value of $0.61 and $0.69, respectively.  During the three-month periods ended June 30, 2014 and 2013, Wave granted 503,600 and 69,000 stock options at a weighted-average estimated fair value of $0.76 and $0.80, respectively.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and six-month periods ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of Sales	$3,261	$6,655	$7,181	$15,089
Selling, General & Administrative	346,606	532,789	662,100	834,398
Research & Development	87,695	129,396	182,563	257,059
Total	$437,562	$668,840	$851,844	$1,106,546

7.     Goodwill and Amortizable Intangible Assets

The following schedule presents the changes in the carrying amount of goodwill during the period ended June 30, 2014:

Balances as of December 31, 2013	$1,448,000
Impairment loss	—
Balances as of June 30, 2014	$1,448,000

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

The Company estimates the fair value of its reporting units using the income approach. Under the income approach, the Company calculates the fair value of a reporting unit based on the present value of estimated future cash flows.  Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’ ability to execute on the projected cash flows.  The inputs used for the income approach are significant unobservable inputs, or Level 3 inputs, as described in ASC Topic 820, Fair Value Measurement.

When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group, including its ultimate disposition. Based on the results of the recoverability test during the first quarter of 2013 the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded impairment charges of approximately $1,600,000 on developed technology intangible assets during the first quarter of 2013.  The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above in the first quarter of 2013, the Company completed the two step goodwill impairment test for the Safend reporting unit.  This test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of approximately $2,600,000 during the first quarter of 2013. The goodwill impairment charge totaling approximately $2,600,000 for the six-months ended June 30, 2013 is included in the impairment of goodwill line item in the consolidated statements of operations.  The developed technology impairment charge of approximately $1,600,000 for the six-months ended June 30, 2013 is included in the licensing and maintenance — cost of net revenues line item in the consolidated statements of operations.

The following schedule presents intangible assets subject to amortization as of June 30, 2014 and December 31, 2013:

June 30, 2014

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,279,550)	$(5,038,100)	$108,350	4.2
Customer Relationships	3,972,000	(793,327)	(1,786,673)	1,392,000	7.2
Internal-use software	726,000	(110,110)	—	615,890	4.2
Acquired Patents	1,100,000	(916,667)	—	183,333	0.8
	$12,224,000	$(3,099,654)	$(6,824,773)	$2,299,573

December 31, 2013

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,266,803)	$(5,038,100)	$121,097	4.8
Customer Relationships	3,972,000	(697,327)	(1,786,673)	1,488,000	7.8
Internal-use software	726,000	(37,510)	—	688,490	4.8
Acquired Patents	1,100,000	(806,667)	—	293,333	1.4
	$12,224,000	$(2,808,307)	$(6,824,773)	$2,590,920

Amortization expense associated with intangible assets was $145,674 and $291,347 for the three and six months ended June 30, 2014, respectively and $109,374 and $292,156 for the three and six months ended June 30, 2013, respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2014	$292
2015	436
2016	363
2017	363
2018	318
Thereafter	528
Total	$2,300

8.     Income Taxes

Wave has federal and state net operating loss carryforwards of approximately $300,100,000, which expire beginning in 2014 through 2033 and include approximately $8,200,000 of net operating loss carryforwards of Safend, Inc., a wholly owned US-based subsidiary of Safend, Ltd.  Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period.  Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.  In addition, the Company maintains approximately $16,000,000 of operating loss carryforwards associated with Safend, Ltd. which may be carried forward indefinitely.

9. Segment Reporting

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Safend’s endpoint data loss protection products and services.  These products and services constitute Wave’s reportable segments as of June 30, 2014.

Net losses for reportable segments exclude net interest income (expense) and other income (expense), net.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s Chief Financial Officer.

The following sets forth reportable segment data:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net revenues:
EMBASSY® digital security products and services	$3,089,603	$5,627,124	$7,017,638	$10,247,910
Safend endpoint data loss protection products and services	1,350,217	1,115,118	2,754,721	2,288,058
Total Net Revenues	$4,439,820	$6,742,242	$9,772,359	$12,535,968
Net income (loss):
EMBASSY® digital security products and services	$(4,383,707)	$(3,001,360)	$(8,118,283)	$(8,405,277)
Safend endpoint data loss protection products and services	629,428	(430,711)	1,117,074	(5,184,013)
Total Segments Operating Loss	(3,754,279)	(3,432,071)	(7,001,209)	(13,589,290)
Other income (expense), net	(2,238)	(8,363)	(3,949)	(6,732)
Net interest expense	(39,013)	(49,863)	(83,877)	(108,030)
Net Loss	$(3,795,530)	$(3,490,297)	$(7,089,035)	$(13,704,052)
Impairment of Goodwill:
EMBASSY® digital security products and services	$—	$—	$—	$—
Safend endpoint data loss protection products and services	—	—	—	2,590,000

Total Impairment of Goodwill	$—	$—	$—	$2,590,000
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	$163,959	$166,954	$339,329	$344,082
Safend endpoint data loss protection products and services	61,292	64,406	122,570	203,187
Total Depreciation and Amortization Expense	$225,251	$231,360	$461,899	$547,269
Capital Expenditures:
EMBASSY® digital security products and services	$39,041	$33,195	$62,531	125,504
Safend endpoint data loss protection products and services	963	9,030	2,231	10,644
Total Capital Expenditures	$40,004	$42,225	$64,762	$136,148

	June 30,	December 31,
	2014	2013
Assets:
EMBASSY digital security products and services	$11,616,105	$7,733,322
Safend endpoint data loss protection products and services	3,753,605	4,091,587
Total assets	$15,369,710	$11,824,909

The following table details Wave’s sales by geographic area for the three and six-month periods ended June 30, 2014 and 2013.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended June 30, 2014:
EMBASSY® digital security products and services	$2,279,031	$543,592	$266,980	$3,089,603
Safend endpoint data loss protection products and services	680,180	561,713	108,324	1,350,217
Total	$2,959,211	$1,105,305	$375,304	$4,439,820
% of Total Revenue	67%	25%	8%	100%
Three months ended June 30, 2013:
EMBASSY® digital security products and services	$4,078,689	$1,180,565	$367,870	$5,627,124
Safend endpoint data loss protection products and services	427,518	591,071	96,529	1,115,118
Total	$4,506,207	$1,771,636	464,399	$6,742,242
% of Total Revenue	67%	26%	7%	100%

Six months ended June 30, 2014:
EMBASSY® digital security products and services	$5,113,915	$1,243,862	$659,861	$7,017,638
Safend endpoint data loss protection products and services	1,409,376	1,139,398	205,947	2,754,721
Total	$6,523,291	$2,383,260	$865,808	$9,772,359
% of Total Revenue	67%	24%	9%	100%
Six months ended June 30, 2013:
EMBASSY® digital security products and services	$7,801,676	$1,927,259	$518,975	$10,247,910
Safend endpoint data loss protection products and services	971,916	1,149,402	166,740	2,288,058
Total	$8,773,592	$3,076,661	$685,715	$12,535,968
% of Total Revenue	70%	25%	5%	100%

Approximately 90% of all long-lived assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and six-month periods ended June 30, 2014 and 2013 are as follows:

		Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$1,528,655	$3,225,452	$3,549,105	$5,683,862

% of Total Revenue		34%	48%	36%	45%

10.       Issuance of Common Stock

On June 11, 2014, Wave entered into agreements with certain institutional investors for a private placement of 5,225,560 shares of its Class A Common Stock at a price of $1.90 per share yielding gross proceeds of $9,928,564.  This financing was completed under the 2013 shelf registration statement together with the related registration statement on Form S-3 filed pursuant to Rule 462(b).  Craig-Hallum entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay Craig-Hallum a fee equal to 7% of the gross proceeds of this offering.  We realized approximately $9,075,000 in net proceeds after deducting the placement agent fees of $695,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $159,000.  In connection with the financing, we also issued warrants to the subscribers to purchase up to 2,090,224 shares of Wave Class A Common Stock for $1.90 per share. These warrants expire on June 11, 2019.  The warrants have been accounted for as equity. A prospectus supplement related to the offering was filed with the SEC on June 13, 2014.

During the three-month period ended June 30, 2014, Wave received net proceeds of $59,292 after deducting offering costs of approximately $3,000, in connection with the issuance of 44,666 shares of Class A Common Stock in its at the market offerings through MLV.  The shares were sold at prices ranging from $1.37 - $1.39 per share.

On June 1, 2014, Wave issued 105,454 shares of Class A Common Stock to Wave employees for $0.94 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan.  Wave received proceeds of $99,495 from the sale of these shares.

During the three-month period ended June 30, 2014, Wave received gross proceeds of $121,862 in connection with the issuance of 133,914 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave’s December 2013 financings.  The warrants were exercised at $0.91 per share.

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

11.   Fair Value Measurement

As of June 30, 2014, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($7,707,231 at June 30, 2014) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

TDM is the component in ESC software that is utilized for advanced lifecycle management for SEDs.  SEDs are designed to provide advanced data protection technology differing from software-based full disk encryption in that the encryption takes place in hardware in a manner designed to provide robust security without slowing processing speeds.  Because the drives are factory-installed, the systems can be configured such that encryption is “always on” for the protection of proprietary information.  The SED storage specifications are based upon the Opal Security Subsystem Class (“SSC”) specification — an industry standard issued and published by the TCG.  The SSC specification gives vendors an industry standard for developing SEDs that secure data.  Wave’s products currently support all Opal-based proprietary and solid-state SEDs.

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

For TPM protection using 3rd party applications, ESC includes a CSP and KSP that enable functions such as TPM-based PKI authentication to 802.1x networks, Microsoft DirectAccess, Microsoft Outlook for email and Virtual Private Networks (“VPNs”).  Applications for the TPM using Wave’s CSP and KSP, however, are not limited to this list and can include various cryptographic functions for authentication, encryption and signing purposes.

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

Business Update

The past several months have been a period of critical transition for Wave — marked by numerous changes to its operations, a more focused sales and marketing strategy and targeted headcount changes across the organization.  Management has strived to establish ways to improve efficiency across Wave’s business, particularly in the manner in which Wave develops, markets and sells its products.

On June 11, 2014 Wave sold 5,225,560 shares of Class A Common Stock at $1.90 per share for gross proceeds of $9,928,564.  Craig-Hallum Capital Group LLC acted as placement agent in connection with the offering.  In connection with the offering, the At the Market Sales Agreement with MLV & Co. LLC was terminated.  Management believes that this financing was a very important undertaking for Wave and its capital requirement.

On July 22, 2014 Wave released Virtual Smart Card 2.0, the only enterprise-grade, comprehensive lifecycle management solution for virtual smart cards on devices running Windows 7. It also provides an alternative solution for devices running virtual smart cards on both the Windows 8 and 8.1 operating systems. Virtual smart cards are designed to emulate the functionality of physical smart cards-but can offer greater convenience to users, lower total cost of ownership and a reduced risk of inappropriate or unauthorized use. Because virtual smart cards utilize the built-in security of the Trusted Platform Module security chip no physical card or smart card reader is required.

There have been several ongoing changes to Wave’s operations that are focused on the Company’s goals of clarity, efficiency and accountability.  The Company has revised its sales and marketing strategies to focus its sales efforts on higher margin Wave solutions, most notably Virtual Smart Card 2.0, and to target sales efforts toward larger customers.  With this change, the Company has hired several new sales reps with the background and skills to help address more sophisticated sales opportunities.  The Company has also reduced sales reps in other areas in order to control head count and costs.

We believe that these changes and the introduction of a new solution in Virtual Smart Card 2.0 will better position the Company to execute strategies designed to put Wave on the path towards sustained growth and improved financial performance.  This is not a short-term proposition, and it will likely take several quarters before the financial benefits become clear.

Results of Operations

Three-Months Ended June 30, 2014 and 2013

Wave’s products include the Wave EMBASSY® digital security products and services (“EMBASSY®”) and Safend’s endpoint data loss protection products and services.  These products and services constitute Wave’s reportable segments as of June 30, 2014 and 2013.

EMBASSY® digital security products and services

Net Revenues:

	Three-Months Ended June 30, 2014	Three-Months Ended June 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance	$3,089,603	$5,018,186	$(1,928,583)	(38)%
Services	—	608,938	(608,938)	(100)%
Total Net Revenues	$3,089,603	$5,627,124	$(2,537,521)	(45)%

The decrease in licensing and maintenance revenues was due primarily to lower revenue recognized on Wave’s license upgrade sales of approximately $717,000 and a decrease in OEM revenue of approximately $1,211,000.

The decrease in license upgrade revenue of approximately $717,000 primarily related to the approximately $575,000 in consulting services from one of the world’s leading international oil and gas companies recognized during the three-months ended June 30, 2013.  There were no consulting services provided to this customer during the three-months ended June 30, 2014.

The decrease in OEM revenue of approximately $1,211,000 primarily consisted of lower Dell royalty revenue of approximately $1,064,000 as the result of a decrease in the volume of Dell shipments. We anticipate that the Dell royalty revenue will continue to decline as prior generation Dell platforms that include Wave software decrease in shipping volume.  Additionally, during the three-months ended June 30, 2013, the Company recognized approximately $238,000 in revenue related to a license and service agreement with Samsung.  The total value of the license and service agreement with Samsung was recognized ratably beginning in the three-months ended March 31, 2013 through the three-months ended March 31, 2014.  As such, there was no revenue recognized during the three-months ended June 30, 2014 relating to the license and services agreement with Samsung.

Services revenue earned during the three-months ended June 30, 2013 was from fixed-price modifications to a contract awarded by the United States Department of Defense which was completed during 2013.

Operating Expenses:

	Three-Months Ended June 30, 2014	Three-Months Ended June 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$318,788	$453,861	$(135,073)	(30)%
Services — cost of net revenues	—	105,155	(105,155)	(100)%
Selling, general and administrative	5,136,278	6,211,065	(1,074,787)	(17)%
Research and development	2,018,244	1,858,403	159,841	9%
Total operating expenses	$7,473,310	$8,628,484	$(1,155,174)	(13)%

Licensing and maintenance — cost of net revenues consists primarily of foreign tax withholdings, customer support personnel costs and share-based compensation expense.  The decrease in licensing and maintenance — cost of net revenues during the three-months ended June 30, 2014 as compared to the same period in 2013 was due primarily to a decrease in Wave support costs of approximately $92,000 for consulting services to one of the world’s leading international oil and gas companies.

Services — cost of net revenues incurred during the three-months ended June 30, 2013 was for work performed on fixed-price modifications to a contract with the United States Department of Defense which was completed in 2013.

The decrease in selling, general and administrative expense (“SG&A”) during the three-months ended June 30, 2014 compared to the same period in 2013 was due primarily to a decrease in Wave salaries and related benefits totaling approximately $1,069,000 and a decrease of approximately $166,000 in travel expenses.  The decreases in salaries and related benefits and travel expenses were the result of targeted headcount reductions that began during the three-months ended June 30, 2013 and continued through the remainder of 2013.  These decreases were offset by an increase in professional fees of approximately $322,000 due primarily to higher recruiting and legal fees.

The activities supported by SG&A expenses include business development, sales, marketing, corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

The increase in research and development (“R&D”) expenses during the three-months ended June 30, 2014 compared to the same period in 2013 was due primarily to a one-time credit of $600,000 recorded to R&D expense during the three-month period ended June 30, 2013 related to the completion of funded software development for Dell. In November 2012, Wave received $600,000 from Dell for the performance of certain software development services. The $600,000 received from Dell was deferred as a current liability on the consolidated balance sheet at December 31, 2012 and was offset against research and development expenses during the three-month period ended June 30, 2013 upon completion of the software development.  This increase was offset by a decrease in Wave salaries and related benefits totaling approximately $308,000, as a result of cost cutting measures implemented during 2013 and a decrease in professional services fees of approximately $175,000, due to lower outsourced R&D.

Due to the reasons set forth above, the EMBASSY® digital security products and services segment net loss to common stockholders for the three-months ended June 30, 2014 was $4,383,707 as compared to $3,001,360 for the comparable period in 2013.

Six-Months Ended June 30, 2014 and 2013

EMBASSY® digital security products and services

Net Revenues:

	Six-Months Ended June 30, 2014	Six-Months Ended June 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance	$7,017,638	$8,838,972	$(1,821,334)	(21)%
Services	—	1,408,938	(1,408,938)	(100)%
Total Net Revenues	$7,017,638	$10,247,910	$(3,230,272)	(32)%

The decrease in licensing and maintenance revenues was due primarily to lower revenue recognized on Wave’s license upgrade sales of approximately $472,000 and a decrease in OEM revenue of approximately $1,349,000.

The decrease in license upgrade revenue of approximately $472,000 primarily related to the approximately $537,000 decline in consulting services from one of the world’s leading international oil and gas companies.

The decrease in OEM revenue of approximately $1,349,000 consisted of lower Dell royalty revenue of approximately $1,387,000, primarily as the result of a decrease in the volume of Dell shipments.  We anticipate that the Dell royalty revenue will continue to decline as Dell notified Wave that it has replaced Wave’s solution in its next generation of client hardware platforms that are currently shipping.

Services revenue earned during the six-months ended June 30, 2013 was from fixed-price modifications to a contract awarded by the United States Department of Defense which was completed during 2013.

Operating Expenses:

	Six-Months Ended June 30, 2014	Six-Months Ended June 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$610,648	$958,242	$(347,594)	(36)%
Services — cost of net revenues	—	212,516	(212,516)	(100)%
Selling, general and administrative	10,054,758	12,883,643	(2,828,885)	(22)%
Research and development	4,470,115	4,598,786	(128,671)	(3)%
Total operating expenses	$15,135,521	$18,653,187	$(3,517,666)	(19)%

The decrease in licensing and maintenance — cost of net revenues during the six-months ended June 30, 2014 as compared to the same period in 2013 was due primarily to lower Wave support costs of approximately $356,000 for consulting services to one of the world’s leading international oil and gas companies.  The consulting services were substantially completed during 2013 with minor work done during the three-months ended March 31, 2014.

Services — cost of net revenues incurred during the six-months ended June 30, 2013 was for work performed on fixed-price modifications to a contract with the United States Department of Defense that was completed in 2013.

The decrease in SG&A expenses during the six-months ended June 30, 2014, compared to the same period in 2013, was due primarily to: (i) a decrease in Wave salaries and related benefits, totaling approximately $1,890,000, (ii) a decrease of approximately $412,000 in travel expenses, (iii) a decrease of $83,000 in Wave professional services expenses, consisting primarily of professional fees, and (iv) a decrease of approximately $210,000 in Wave’s trade show and marketing expenses.  These decreases were primarily the result of cost cutting measures implemented during 2013 and continuing during the six-months ended June 30, 2014.  On March 31, 2014, Mr. Gerard T. Feeney was terminated from his positions of Chief Financial Officer and Secretary of the Company, but he remained employed as a non-executive officer through April 30, 2014.  In connection with Mr. Feeney’s employment agreement with the Company, Mr. Feeney was entitled to a lump sum in an amount equal to one year’s annual base salary and a lump sum in an amount equal to the fixed bonus that would have been earned in the one year period following termination.  As a result of Mr. Feeney’s termination, the salary and fixed bonus severance amounts were $275,600 and $137,800, respectively.  The total severance of $413,400 is included in selling, general and administrative expense for the six-months ended June 30, 2014.

The decrease in research and development (“R&D”) expenses during the six-months ended June 30, 2014, as compared to the same period in 2013, was due primarily to: (i) a decrease in Wave salaries and related benefits totaling approximately $934,000, as a result of cost cutting measures implemented during 2013, offset by the $600,000 credit recorded to R&D expense during the three-month period ended June 30, 2013 related to the completion of funded software development for Dell, and an increase in rent and utilities expense of approximately $186,000, primarily relating to an increase in rent at Wave’s Cupertino, CA office.

Due to the reasons set forth above, the EMBASSY® digital security products and services segment net loss to common stockholders for the six-months ended June 30, 2014 was $8,118,283 as compared to $8,405,277 for the comparable period in 2013.

Safend endpoint data loss security products and services

Three-Months Ended June 30, 2014 and 2013

Net Revenues:

	Three-Months Ended June 30, 2014	Three-Months Ended June 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance	$1,350,217	$1,115,118	$235,099	21%
Total Net Revenues	$1,350,217	$1,115,118	$235,099	21%

The increase in licensing and maintenance revenues during the three-months ended June 30, 2014 as compared to the same period in 2013 was due primarily to (i) a larger volume of license sales and maintenance renewals and (ii) a higher deferred revenue base resulting from an increase in the volume of sales from previous quarters.

Operating Expenses:

	Three-Months Ended June 30, 2014	Three-Months Ended June 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$19,731	$20,450	$(719)	(4)%
Selling, general and administrative	244,889	471,654	(226,765)	(48)%
Research and development	456,169	1,053,725	(597,556)	(57)%
Total operating expenses	$720,789	$1,545,829	$(825,040)	(53)%

The decrease in SG&A expenses during the three-months ended June 30, 2014 compared to the same period in 2013 was due primarily to lower Safend salaries and related benefits totaling approximately $29,000 and a decrease of approximately $186,000 in Safend professional services expenses, consisting primarily of professional fees.  These decreases were primarily the result of cost cutting measures implemented during 2013 and continuing into 2014.

The decrease in R&D expenses during the three-months ended June 30, 2014 compared to the same period in 2013 was due primarily to (i) a decrease in Safend salaries and related benefits totaling approximately $475,000, primarily the result of cost cutting measures implemented during 2013, (ii) a decrease in travel expenses of approximately $56,000 and (iii) a decrease in rent and utilities expense of approximately $31,000 due to a decrease in the space leased effective January 1, 2014.

Due to the reasons set forth above, the Safend endpoint data loss security products and services segment net income to common stockholders for the three-months ended June 30, 2014 was $629,428 as compared to a net loss of $430,711 for the comparable period in 2013.

Six-Months Ended June 30, 2014 and 2013

Net Revenues:

	Six-Months Ended June 30, 2014	Six-Months Ended June 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance	$2,754,721	$2,288,058	$466,663	20%
Total Net Revenues	$2,754,721	$2,288,058	$466,663	20%

The increase in licensing and maintenance revenues during the six-months ended June 30, 2014 as compared to the same period in 2013.was due primarily to (i) a larger volume of license sales and maintenance renewals and (ii) a higher deferred revenue base resulting from an increase in the volume of sales from previous quarters.

Operating Expenses:

	Six-Months Ended June 30, 2014	Six-Months Ended June 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$40,699	$1,741,668	$(1,700,969)	(98)%
Selling, general and administrative	527,977	978,079	(450,102)	(46)%
Research and development	1,068,971	2,162,324	(1,093,353)	(51)%
Impairment of goodwill	—	2,590,000	(2,590,000)	(100)%
Total operating expenses	$1,637,647	$7,472,071	$(5,834,424)	(78)%

Licensing and maintenance — cost of net revenues consists primarily of share-based compensation expense, amortization expense on the developed technology intangible asset and impairment on the developed technology intangible asset.  The decrease in licensing and maintenance — cost of net revenues was due primarily to the recognition of an $1,615,000 impairment charge to the developed technology intangible asset during the six-months ended June 30, 2013.

The decrease in SG&A expenses during the six-months ended June 30, 2014 compared to the same period in 2013 was due primarily to lower Safend salaries and related benefits totaling approximately $113,000 and a decrease of approximately $313,000 in professional services expenses, consisting primarily of professional fees.  These decreases were primarily the result of cost cutting measures implemented during 2013 and continuing into 2014.

The decrease in R&D expenses during the six-months ended June 30, 2014 compared to the same period in 2013 was due primarily to (i) a decrease in Safend salaries and related benefits totaling approximately $859,000, primarily the result of cost cutting measures implemented during 2013, (ii) a decrease of approximately $106,000 in travel expenses, (iii) a decrease of approximately $29,000 professional services expenses and (iv) a decrease in rent and utilities expense of approximately $55,000 due to a decrease in the space leased effective January 1, 2014.

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

When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded an impairment charge of approximately $1.6 million on developed technology intangible assets. The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above, the Company completed the two step goodwill impairment test for the Safend reporting unit. The step two goodwill impairment test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of approximately $2.6 million, which resulted in an approximately $1.4 million remaining carrying value of Safend goodwill as of March 31, 2013. The goodwill impairment totaling approximately $2.6 million was included in the impairment of goodwill line item in the consolidated statements of operations. The developed technology impairment charge of approximately $1.6 million is included in the licensing and maintenance—cost of net revenues line item in the consolidated statements of operations.

Due to the reasons set forth above, the Safend endpoint data loss security products and services segment net income to common stockholders for the six-months ended June 30, 2014 was $1,117,074 as compared to a net loss of $5,184,013 for the comparable period in 2013.

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

Wave has incurred substantial operating losses since its inception and as of June 30, 2014 has an accumulated deficit of approximately $424,330,000.  We expect to incur an operating loss for 2014.  As of June 30, 2014, we had positive working capital of approximately $431,000 and approximately $8,524,000 in cash and cash equivalents.  During the three-months ended June 30, 2014, the Company paid $863,522 to satisfy the severance liability owed to its former President.

Given Wave’s forecasted capital requirements for the twelve-months ending June 30, 2015, as detailed below in Liquidity requirements and future sources of capital, and our cash balance as of June 30, 2014, Wave may be required to raise additional capital prior to June 30, 2015 to continue to fund its operations.  During the six-months ended June 30, 2014, Wave’s ability to raise additional capital was primarily based on three sources:

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

•            Sales of registered Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC (“MLV”) entered into during January, 2012; and

•            Sales of Class A common Stock through private placements.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six-months ended June 30:

	2014	2013
Total cash provided by (used in):
Operating activities	$(8,210,348)	$(6,703,428)
Investing activities	(64,762)	(136,148)
Financing activities	14,679,146	5,649,106
Increase (decrease) in cash and cash equivalents	$6,404,036	$(1,190,470)

Operating Activities

The net cash used in operating activities of approximately $8,210,000 during the six-months ended June 30, 2014 was primarily related to the net loss adjusted for non-cash items of approximately $5,727,000, a decrease in accounts payable and accrued expenses, a decrease in deferred revenue and a decrease in accounts receivable.  The decrease in accounts payable and accrued expenses during the six-months ended June 30, 2014 of approximately $2,530,000 was largely the result of severance payments made to Wave’s former President of approximately $976,000 and a decrease in other accounts payable and accrued expenses of approximately $1,554,000.  Proceeds from the June 11, 2014 financing were used to reduce other accounts payable and accrued expenses.  The decrease in deferred revenue of approximately $868,000 was the result of the recognition of deferred revenue outpacing additions to deferred revenue during the six-months ended June 30, 2014.  The decrease in accounts receivable of approximately $906,000 was largely due to a decline in total sales during the six-months ended June 30, 2014.

The net cash used in operating activities of approximately $6,703,000 in the six-months ended June 30, 2013 was primarily related to the net loss adjusted for non-cash items of approximately

$7,805,000 and a decrease in accounts receivable of approximately $1,645,000.   The decrease in accounts receivable was the result of the cash collection of a three-year maintenance renewal invoice from BASF of approximately $1,681,000 during the six-months ended June 30, 2013.

Investing Activities

The decrease in net cash used in investing activities during the six-months ended June 30, 2014 compared to the same period in 2013 of approximately $71,000 was the result of a decrease in property and equipment acquisitions.

Financing Activities

The increase in net cash provided by financing activities during the six-months ended June 30, 2014 compared to the same period in 2013 of approximately $9,030,000 was the result of increases in net proceeds from the issuance of common stock via at the market sales through MLV of approximately $3,739,000 and increases of approximately $5,245,000 in registered share offerings.

The significant amount of proceeds received during the six-months ended June 30, 2014 and 2013 from the sale of common stock were necessary to support Wave’s growth strategy and fund working capital requirements.

Liquidity requirements and future sources of capital

Sources of capital may include the following:

•                  cash on hand of approximately $8,524,000 as of June 30, 2014;

•                  collection of receivables; and

•                  additional financings

If Wave is not successful in improving sales performance, Wave will not generate enough revenue to fund its cash flow requirements for the twelve-months ending June 30, 2015.  As of June 30, 2014, we had approximately $8,524,000 of cash on hand.  Given Wave’s forecasted capital requirements for the twelve-months ending June 30, 2015, and our cash balance as of June 30, 2014, Wave may be required to raise additional capital prior to June 30, 2015 to continue to fund its operations.  Wave has historically raised additional capital from registered share offerings, sales of Class A Common Stock via the At the Market Sales Agreement with MLV and through private placements.  As a result of the June 11, 2014 offering, which used substantially all of the remaining availability of the 2013 shelf registration statement, the Company terminated all future sales under the At the Market Sales Agreement with MLV.

As of August 5, 2014, approximately $37,000 in gross proceeds remains under the 2013 shelf registration statement.  The Company will be filing a new shelf registration statement within the next twelve-months ending June 30, 2015.

Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, uncertainty as to whether we will achieve our sales forecast for our products and services and the fact that we may require additional financing, and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

We have previously transferred certain accounts receivable to buyers through CapFlow Funding Group Managers, LLC (“CapFlow”) that are accounted for as secured borrowings because we are required to repurchase the pledged receivables under certain circumstances in case of specific defaults by our customers as set forth in the program terms.  The carrying value of each secured borrowing approximates 85% of each associated pledged receivable taking into consideration a 15% holdback provision per the CapFlow agreement.  The customers’ payment of the pledged receivables constitutes the repayment of the related amounts borrowed. CapFlow will then remit the remaining 15% holdback to Wave less interest.

The interest rate on the secured borrowings was approximately 1.50% for every thirty days outstanding, or an annual effective rate of approximately 18%.

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending June 30, 2015, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave may be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending June 30, 2015.

If Wave is unsuccessful in improving sales performance during the twelve-months ending June 30, 2015, Wave will be required to sell additional shares of common stock, preferred stock or other securities or engage in a combination of these or other financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending June 30, 2015.  The availability and amount of any such financings are unknown at this time. Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, uncertainty as to whether we will achieve our sales forecast for our products and services and the fact that we may require additional financing, substantial doubt exists with respect to our ability to continue as a going concern.

From time to time Dell updates its hardware platforms with new security solution packages.  Our bundled software has been included on Dell platforms since 2006 (including on the DDPA that is currently shipping).  On March 15, 2013, Dell notified us that it would be replacing the DDPA solution in its next generation of client hardware platforms that began shipping in late 2013.  As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on future Dell platforms.  However, Dell has not communicated to us any decisions regarding future platforms and we have no assurance that our software will be included in Dell’s future platforms.  Wave plans to continue to work with Dell to offer software solutions to enhance and improve Dell’s hardware platforms.  If we are not successful in continuing to sell our technologies with Dell’s future platforms, this could have a material adverse impact on our revenues.  We anticipate that our royalty revenue received from Dell will continue to decline as the Dell platforms that include Wave software decrease in shipping volume.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by June 30, 2015 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond June 30, 2015.  The challenges presented by the recent economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Contractual Obligations

Royalty Liability

Safend is contractually required to pay back grants received from the Israeli government through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (“OCS”) for the financing of a portion of its research and development expenditures in Israel.  Safend’s repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments.  At June 30, 2014 and December 31, 2013, the liability amounted to $4,622,368 and $4,673,629, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and increases for accretion of the discount.

Operating Leases

Wave has no significant long-term contractual obligations other than the royalty liability obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating lease commitments	$873,000	$818,000	$9,000	$—	$1,700,000
Total commitments	$873,000	$818,000	$9,000	$—	$1,700,000

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The exposure to market risk associated with interest rate-sensitive instruments is not material.  Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.   Controls and Procedures

a)     Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b)     Changes in Internal Control Over Financial Reporting

As previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, we reported the following material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

•      We failed to timely execute our control to test the existence of vendor specific objective evidence (“VSOE”) of fair value of maintenance for the Safend unit.

As a result of that material weakness in our internal control over financial reporting, our principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2013.

During the quarter ended June 30, 2014, no changes (other than those in conjunction with certain remediation efforts described below) were identified in our internal control over financial reporting that materially affect, our internal control over financial reporting.

c)     Remediation Efforts

We determined that the following material weakness (reported in our Annual Report on Form 10-K for the year ended December 31, 2013) was remediated as of June 30, 2014:

•      We failed to timely execute our control to test the existence of vendor specific objective evidence (“VSOE”) of fair value of maintenance for the Safend unit.

The remediation efforts taken during 2014, which were evidenced in the second quarter, included the following:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Our management identified a material weakness in our internal control over financial reporting as of December 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management as of December 31, 2013 consisted of the failure to effectively execute controls over testing and reviewing vendor specific objective evidence of fair value of maintenance for the Safend unit. See “Item 9A—Management’s annual report on internal control over financial reporting” of our Annual Report on Form 10-K for the year ended December 31, 2013 for further information.  In addition, based on an evaluation of our disclosure controls and procedures as of June, 30, 2014, and due to the material weakness in our internal control over financial reporting described above, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the six-months ended June 30, 2014 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of our products with respect to the digital security industry in which we operate. As of June 30, 2014, we had an accumulated deficit of approximately $424.3 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets such as digital security and online commerce.

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

Since we began our operations we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, uncertainty as to whether we will achieve our sales forecast for our products and services and the fact that we may require additional financing, substantial doubt exists with respect to our ability to continue as a going concern.

In addition to our efforts to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave may evaluate additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock our stockholders’ ownership will be diluted and the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services considerable uncertainty exists as to whether or not Wave’s business model is viable.  If we are not successful in generating sufficient cash flow or obtaining additional funding we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures. Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, uncertainty as to whether we will achieve our sales forecast for our products and services and the fact that we may require additional financing, substantial doubt exists with respect to our ability to continue as a going concern.

A single customer accounts for a significant portion of our revenues and, therefore, the loss of that customer may have a material adverse effect on our results of operations.

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 36% of our revenue for the six-months ended June 30, 2014, as discussed below. If our relationship with any of our significant customers were disrupted we could lose a significant portion of our anticipated revenues which may have a material adverse effect on our results of operations as discussed below.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues.  Dell accounted for approximately 36% of our revenue for the six-months ended June 30, 2014. From time to time Dell updates its hardware platforms with new security solutions packages.  Our bundled software has been included on Dell platforms since 2006 (including on the DDPA that is currently shipping).  On March 15, 2013, Dell notified us that it would be replacing the DDPA solution in its next generation of client hardware platforms that began shipping in late 2013.  As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on future Dell platforms. However, Dell has not communicated to us any decisions regarding future platforms and we have no assurance that our software will be included in Dell’s future platforms.  Wave plans to continue to work with Dell to offer software solutions to enhance and improve Dell’s hardware platforms.  If we are not successful in continuing to sell our technologies with Dell’s future platforms, this could have a material adverse impact on our revenues.  We anticipate that our royalty revenue received from Dell will continue to decline as the Dell platforms that include Wave software decrease in shipping volume.

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

Safend’s operations are located in the State of Israel which constitutes a material portion of our business.  Accordingly, political, economic and military conditions in Israel and the surrounding region may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians and others, since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and which negatively affected business conditions in Israel.  During July 2014 Israel is again engaged in an armed conflict with Hamas involving missile strikes against civilian targets in various parts of Israel which may negatively affected business conditions in the region.  Also, there continues to be great international concern in connection with Iran’s efforts to develop and enrich uranium which could lead to the development of nuclear weapons.  Iran’s successful enrichment of uranium could significantly alter the geopolitical landscape in the Middle East, including the threat of international war, which could significantly impact business conditions in Israel.

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

Our common stock is listed on the NASDAQ Capital Market.  In order to maintain our NASDAQ listing NASDAQ Marketplace Rule 5550(a)(2) requires that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days.  Because of the volatility in our common stock price there can be no assurance that we will be able to maintain compliance with this requirement. If our minimum bid price remains below $1.00 for 30 consecutive trading days, under the current NASDAQ Capital Market rules, we will have a period of 180 days to attain compliance by meeting the minimum bid price requirement for 10 consecutive days during the compliance period. In the event that we do not regain compliance during such 180 day period we would be entitled to an additional 180 day compliance period if we meet the other initial listing requirements of the NASDAQ Capital Market at the end of such initial 180 day period.  In addition to the $1.00 bid price rule, in order to remain listed on the NASDAQ Capital Market, we must also maintain compliance with all of the other required continued listing requirements of the NASDAQ Capital Market, including the $35 million market capitalization requirement.  If our common stock ceases to be listed for trading on the NASDAQ Capital Market we expect that our common stock would be traded on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board (“OTC-BB”).  The level of trading activity of our common stock may decline if it is no longer listed on the NASDAQ Capital Market.  If our common stock ceases to be listed for trading on the NASDAQ Capital Market for any reason it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.   Exhibits.

(a)         Exhibits

Exhibit No.		Description of Exhibit
4.1	—	Form of Warrant issued to the Purchasers, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on June 17, 2014 and incorporated herein by reference
10.1	—	Form of Subscription Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on June 17, 2014 and incorporated herein by reference
10.2	—	Placement Agency Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on June 17, 2014 and incorporated herein by reference
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	—	XBRL Instance Document
101.2	—	XBRL Taxonomy Extension Schema Document
101.3	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	—	XBRL Taxonomy Extension Definition Linkbase Document

101.5	—	XBRL Taxonomy Extension Label Linkbase Document
101.6	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WAVE SYSTEMS CORP.
(Registrant)

Dated: August 8, 2014	By:	/s/ William M. Solms
	Name:	William M. Solms
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2014	By:	/s/ Walter A. Shephard
	Name:	Walter A. Shephard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)