Form 10-Q
period 2014-09-30
WAVE SYSTEMS CORP
filed 2014-11-10
CIK 919013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2014: 45,895,118 shares of Class A Common Stock and 8,885 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries

Quarterly Report on Form 10-Q for the Three Months and Nine Months Ended September 30, 2014

PART I -FINANCIAL INFORMATION

Item 1.   Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$4,332,781	$2,120,102
Accounts receivable, net of allowance for doubtful accounts of $-0- at September 30, 2014 and December 31, 2013	1,960,558	2,730,077
Pledged receivables	—	1,683,188
Prepaid expenses and other current assets	433,366	488,656
Total current assets	6,726,705	7,022,023
Property and equipment, net	451,762	596,820
Amortizable intangible assets, net	2,153,900	2,590,920
Goodwill	1,448,000	1,448,000
Other assets	172,909	167,146
Total Assets	10,953,276	11,824,909

Liabilities and Stockholders’ Deficit
Current Liabilities:
Secured borrowings	—	1,430,710
Accounts payable and accrued expenses	3,624,978	6,789,274
Deferred revenue	5,022,767	6,996,239
Total current liabilities	8,647,745	15,216,223
Other long-term liabilities	57,136	78,618
Royalty liability	4,388,981	4,509,629
Long-term deferred revenue	1,054,443	1,003,614
Total liabilities	14,148,305	20,808,084
Stockholders’ Deficit:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 45,895,118 shares issued and outstanding at September 30, 2014 and 35,019,740 at December 31, 2013	458,951	350,197
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 8,885 shares issued and outstanding at September 30, 2014 and December 31, 2013	89	89
Capital in excess of par value	422,781,305	407,907,019
Accumulated deficit	(426,435,374)	(417,240,480)
Total Stockholders’ Deficit	(3,195,029)	(8,983,175)
Total Liabilities and Stockholders’ Deficit	$10,953,276	$11,824,909

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net revenues:
Licensing and maintenance	$4,032,104	$5,851,325	$13,804,463	$16,978,355
Services	300,000	400,000	300,000	1,808,938
Total net revenues	4,332,104	6,251,325	14,104,463	18,787,293
Operating expenses:
Licensing and maintenance — cost of net revenues	260,828	406,051	912,175	3,105,961
Services — cost of net revenues	73,000	65,149	73,000	277,665
Selling, general and administrative	4,006,625	6,181,802	14,589,760	20,043,524
Research and development	2,069,272	2,493,354	7,608,358	9,254,464
Impairment of goodwill	—	—	—	2,590,000
Total operating expenses	6,409,725	9,146,356	23,183,293	35,271,614
Operating loss	(2,077,621)	(2,895,031)	(9,078,830)	(16,484,321)
Other income (expense), net:
Net currency transaction loss	(3,913)	(5,626)	(7,862)	(12,358)
Net interest expense	(24,325)	(43,166)	(108,202)	(151,196)
Total other income (expense), net	(28,238)	(48,792)	(116,064)	(163,554)
Net loss	$(2,105,859)	$(2,943,823)	$(9,194,894)	$(16,647,875)
Loss per common share — basic and diluted	$(0.05)	$(0.09)	$(0.22)	$(0.58)
Weighted average number of common shares outstanding during the period	45,895,118	31,132,377	42,049,167	28,609,207

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par	Accumulated
	Shares	Amount	Shares	Amount	Value	Deficit	Total
Balance as of December 31, 2013	35,019,740	$350,197	8,885	$89	$407,907,019	$(417,240,480)	$(8,983,175)

Net loss	—	—	—	—	—	(9,194,894)	(9,194,894)
Issuance of Class A common stock at prices ranging from $0.90 - $1.39 per share, less issuance costs of $171,168	5,410,450	54,105	—	—	5,328,904	—	5,383,009

Issuance of Class A common stock at $1.90 per share, less issuance costs of $853,784	5,225,560	52,256	—	—	9,022,524	—	9,074,780

Warrants exercised at $0.91 per share	133,914	1,339	—	—	120,523	—	121,862

Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $0.9435	105,454	1,054	—	—	98,441	—	99,495

Share-based compensation	—	—	—	—	303,894	—	303,894
Balance as of September 30, 2014	45,895,118	$458,951	8,885	$89	$422,781,305	$(426,435,374)	$(3,195,029)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,194,894)	$(16,647,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	677,317	763,840
Compensation associated with issuance of stock options	303,894	1,619,115
Impairment of goodwill and intangible assets	—	4,205,000
Accretion of royalty liability	72,975	61,050
Changes in assets and liabilities:
Decrease in accounts receivable	1,021,997	1,329,587
Decrease (increase) in prepaid expenses and other current assets	55,290	(172,528)
(Increase) decrease in other assets	(5,763)	88,507
Decrease in accounts payable and accrued expenses	(3,164,296)	(1,218,345)
(Decrease) increase in deferred revenue	(1,922,643)	658,347
Decrease in royalty liability	(193,623)	(103,900)
Decrease in other long-term liabilities	(21,482)	(16,960)
Net cash used in operating activities	(12,371,228)	(9,434,162)

Cash flows from investing activities:
Acquisition of property and equipment	(95,239)	(165,860)
Internal-use software development costs	—	(226,000)
Net cash used in investing activities	(95,239)	(391,860)

Cash flows from financing activities:
Net proceeds from issuance of common stock	14,457,789	9,389,626
Proceeds from warrant exercises	121,862	—
Proceeds from employee stock purchase plan	99,495	171,796
Proceeds from employee stock option exercises	—	42,039
Payments on capital lease obligation	—	(44,658)
Net cash provided by financing activities	14,679,146	9,558,803

Net increase (decrease) in cash and cash equivalents	2,212,679	(267,219)

Cash and cash equivalents at beginning of period	2,120,102	2,112,769

Cash and cash equivalents at end of period	$4,332,781	$1,845,550

Supplemental cash flow information:

Non-cash financing activities:
Issuance of common stock for developed technology	$—	$500,000

Cash paid during the period for:
Interest	$60,209	$97,308

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2014 and 2013

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (“Wave”) as of September 30, 2014 and December 31, 2013, its results of operations for the three-month and nine-month periods ended September 30, 2014 and 2013, its changes in stockholder’s deficit for the nine-month period ended September 30, 2014, and its cash flows for the nine-month periods ended September 30, 2014 and 2013.  Such financial statements have been prepared in accordance with United States generally accepted accounting principles and the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2013, included in its Form 10-K filed on March 14, 2014.  The results of operations for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the operating results for the full year or any future periods.

References to “Wave”, “we”, “us”, “our” or “the Company” refer to Wave Systems Corp. and its consolidated subsidiaries and include the financial statements of Wave Systems Corp. (“Wave” or “the Company”); Wave Systems Holdings, Inc., a wholly owned subsidiary; Wavexpress, Inc. (referred to individually, as the context so requires, as “Wavexpress”), a majority-owned subsidiary; Safend, Ltd. (referred to individually, as the context so requires, as “Safend”), a wholly-owned subsidiary; and Safend, Inc, a wholly owned US-based subsidiary of Safend, Ltd.  All intercompany transactions have been eliminated.

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

Licensing and Maintenance

Wave receives revenue from licensing its EMBASSY Trust Suite software through distribution arrangements with its OEM partners, software development and other services.  Wave’s distribution arrangements also give rise to separate software license upgrade agreements with the end users of the products distributed by the OEMs.  Safend receives revenue from licensing its endpoint data loss protection products and services through its distribution channels. Wave and Safend apply software revenue recognition guidance to all transactions except those where no software is involved.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  Persuasive evidence is generally a binding purchase order or license agreement.  Delivery occurs when product is shipped for its OEM distribution arrangements, or delivered via a license key for our license upgrade agreements.

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

During the three-months ended September 30, 2014, Wave further stratified the VSOE of fair value of maintenance analysis to align it with current sales trends with respect to product mix and maintenance terms.  The following represents the resulting updates to VSOE of fair value of maintenance as a result of such further stratification.

•Wave products:

•VSOE of fair value of maintenance is only applied to bundled license and maintenance arrangements with maintenance terms of one year and less than 5,000 licenses.

•Safend products:

•Safend has defined two classes of end user customers as large and small based on those with orders in excess of 5,000 licenses and those with less than 5,000 licenses, respectively.

•VSOE of fair value of maintenance is only applied to bundled license and maintenance arrangements with maintenance terms of one year and less than 5,000 licenses.

Wave has VSOE of fair value of maintenance for its small class of customers based on independent one-year maintenance renewals for its EMBASSY Remote Administration Server (“ERAS”) for Self Encrypting Drives (“SED”) products only.  As a result, for the ERAS SED small customer class licenses with maintenance bundled, Wave allocates the arrangement consideration to the elements in multi-element arrangements using the residual method.  Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is the case for Wave’s maintenance for all products other than ERAS SED, large customer class ERAS SED orders, and small customer class ERAS SED orders when maintenance terms are in excess of one year, the entire arrangement fee is recognized ratably over the performance period as licensing and maintenance revenue.

Wave’s deferred revenue consists of the unamortized maintenance for sales to its small class of customers and bundled license and maintenance arrangements where VSOE does not exist.

Safend enters into perpetual software license agreements through direct sales to customers and indirect sales through its OEM partners, distributors and resellers.  Safend has defined two classes of end user customers, large and small, based on those with orders in excess of 5,000 licenses and those with orders less than 5,000 licenses, respectively.  These license arrangements, generally also include a maintenance component.  For arrangements with multiple-elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the VSOE of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as licensing revenue.  VSOE of fair value is based upon the price for which the undelivered element is sold separately.

Safend has VSOE of fair value of maintenance for its small class of customers based on independent one-year maintenance renewals for its Protector product only.  As a result, for the Protector small customer class with maintenance terms of one-year, Safend allocates the arrangement consideration to the elements in multi-element arrangements using the residual method.  Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is the case for Safend’s maintenance for its Encryptor, Inspector, Discoverer, Reporter, Auditor, large customer class Protector orders and small customer class Protector orders when maintenance terms are in excess of one-year, the entire arrangement fee is recognized ratably over the performance period as licensing and maintenance revenue.

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

Services - cost of net revenues includes non-recurring time and materials costs incurred in connection with fixed price contracts and related share-based compensation expense.

Valuation of Goodwill - We review goodwill for impairment annually and whenever events or changes in circumstances indicate the fair value of a reporting unit is more likely than not below its carrying value. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss. The provisions of the accounting standard for goodwill and other intangibles allow us to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. We perform a quantitative test for our Safend reporting unit. We determine the fair value of Safend using the income approach. Under the income approach, we calculate the fair value of the Safend unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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

Share-based Compensation — We recognize compensation expense for all share-based compensation awards made to employees and directors, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan. Share-based compensation expense recognized is based on the fair value of share-based payment awards adjusted for estimated forfeitures.  We estimate the fair value of share-based payment awards at grant date using a Black-Scholes option-pricing model.  Our estimate of the fair value of the share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables including, but not limited to, the estimated term of the award and our estimated stock price volatility.

Reclassifications - Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation.

Immaterial Correction of an Error — During the third quarter of 2014, we identified an error in our accounting for share-based compensation recorded in fiscal years 2011 to 2013 and through the six-months ended June 30, 2014. We assessed the materiality of the error on prior periods’ financial statements and concluded that the error was not material to any of our prior period annual or current and prior year interim financial statements.  We elected to correct the error in the three-month period ended September 30, 2014 by decreasing operating expenses by $820,000 and decreasing capital in excess of par value on the consolidated balance sheet by the same amount. For the three and nine month periods ended September 30, 2014, loss per basic and diluted share decreased by $0.02 as a result of the correction.

Recently Adopted Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers (Topic 606), which amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its Consolidated Financial Statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Components of an Entity, which updates the definition of discontinued operations under GAAP. Going forward, only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Previously, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. Additionally, the condition that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction has been removed. The effective date for the revised standard is for applicable transactions that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted this standard in the third quarter of 2014.

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

3.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern.  Wave has incurred substantial operating losses since its inception, and as of September 30, 2014, has an accumulated deficit of approximately $426,435,000.  We also expect Wave will incur an operating loss for fiscal year 2014.  As of September 30, 2014, Wave had negative working capital of approximately $1,921,000.

If Wave is not successful in executing its business plan, Wave will not generate enough revenue to fund its cash flow requirements for the twelve-months ended September 30, 2015.  As of September 30, 2014, we had approximately $4,333,000 of cash on hand.  Given Wave’s forecasted working capital requirements for the twelve-months ending September 30, 2015, and our cash balance as of September 30, 2014, Wave will be required to raise additional capital prior to September 30, 2015 to continue to fund its operations if its sales and operating performance do not meet expectations.   During the nine-months ended September 30, 2014, Wave’s ability to raise additional capital has been primarily based on three sources:

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

•    Sales of Class A Common Stock through private placements.

On June 11, 2014, Wave entered into agreements with certain institutional investors for a private placement of 5,225,560 shares of its Class A Common Stock at a price of $1.90 per share yielding gross proceeds of approximately $9,929,000.  This financing was completed under the 2013 shelf registration statement together with the related registration statement on Form S-3 filed pursuant to Rule 462(b).  Craig-Hallum Capital Group LLC (“Craig-Hallum”) entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering.  Wave agreed to pay Craig-Hallum a fee equal to 7% of the gross proceeds of this offering.  We realized approximately $9,075,000 in net proceeds after deducting the placement agent fees of $695,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $159,000. In connection with the financing, we also issued warrants to the subscribers to purchase up to 2,090,224 shares of Wave Class A Common Stock for $1.90 per share. These warrants expire on June 11, 2019.  A prospectus supplement related to the offering was filed with the SEC on June 13, 2014.

During the nine-months ended September 30, 2014, Wave sold 5,410,450 shares of its Class A common stock through its At the Market Sales Agreement with MLV at an average price of $1.03 per share, for net proceeds of approximately $5,383,000 after deducting offering costs of approximately $171,000.  As a result of the June 11, 2014 offering which used substantially all of the remaining availability of the 2013 shelf registration statement, the Company terminated all future sales under the At the Market Sales Agreement with MLV.

As of November 7, 2014, approximately $37,000 in gross proceeds remains under the 2013 shelf registration statement.  The Company will be filing a new shelf registration statement within the next twelve-months ending September 30, 2015.

Wave may be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve-months ending September 30, 2015.  If Wave is not successful in executing its business plan, it will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, or cause it to cease operations or merge with another company.  No assurance can be provided that any of these initiatives will be successful.  Due to our current cash position, our forecasted working capital needs over the next twelve months and beyond, uncertainty as to whether we will achieve our business plan and the fact that we may require additional financing, substantial doubt exists with respect to our ability to continue as a going concern.

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

At September 30, 2014 and December 31, 2013, receivables totaling $0 and $1,683,188, respectively, were transferred to buyers, remain uncollected and are subject to repurchase. The secured borrowings totaled $0 and $1,430,710 as of September 30, 2014 and December 31, 2013, respectively. We recognized $35,227 and $88,996 of interest expense associated with the secured borrowings for the nine-months ended September 30, 2014 and 2013, respectively and $0 and $22,775 of interest expense for the three-months ended September 30, 2014 and 2013, respectively.  Proceeds from the transfer of receivables are included in cash provided by operating activities in the consolidated statements of cash flows.  Proceeds from the transfer of pledged receivables were $1,693,450 and $6,886,188 for the nine-months ended September 30, 2014 and 2013, respectively.  CapFlow and TRE collected $1,693,450 and $6,356,691 of pledged receivables in the nine-months ended September 30, 2014 and 2013, respectively, which thereby reduced our repurchase obligation and were accounted for as reductions of pledged receivables and secured borrowings on the consolidated balance sheet.  No pledged receivables were repurchased by the Company in the three and nine-months ended September 30, 2014 and 2013.  The changes in pledged receivables and secured borrowings on the consolidated balance sheets are included within the change in accounts receivable on the consolidated statements of cash Flows.

5.              Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive instruments as their effect would be anti-dilutive.  Dilutive instruments consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three and nine-month periods ended September 30, 2014 were 261,000 and 174,000, respectively, versus 4,000 and 141,000 for the three and nine-month periods ended September 30, 2013, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 6,452,000 and 7,797,000 shares were outstanding for the three-month and nine-month periods ended September 30, 2014, respectively, versus 5,983,000 and 5,486,000 shares for the three-month and nine-month periods ended September 30, 2013, respectively, but have not been included in the computation of diluted loss per share because their effect would have been anti-dilutive.

6.     Share-based Compensation

Wave recognized $(547,950) and $512,569 of share-based compensation during the three-months ended September 30, 2014 and 2013, respectively, and $303,894 and $1,619,115 for the nine-month periods ended September 30, 2014 and 2013, respectively.  During the nine-month period ended September 30, 2014, Wave granted 1,856,100 stock options at a weighted-average estimated fair value ranging from $0.54 to $1.09.  During the nine-month period ended September 30, 2013, Wave granted 641,897 stock options at a weighted-average estimated fair value ranging from $0.68 to $2.72.  During the three-month period ended September 30, 2014, Wave granted 178,100 stock options at a weighted-average estimated fair value ranging from $0.71 and $0.86, respectively.  During the three-month period ended September 30, 2013, Wave granted 14,910 stock options at a weighted-average estimated fair value ranging from $0.68 to $0.96.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and nine-month periods ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of Sales	$3,129	$6,494	$10,310	$21,583
Selling, General & Administrative	(365,262)	368,358	296,837	1,202,756
Research & Development	(185,817)	137,717	(3,253)	394,776
Total	$(547,950)	$512,569	$303,894	$1,619,115

7.              Goodwill and Amortizable Intangible Assets

There have been no changes to the carrying amount of goodwill during the three and nine month periods ended September 30, 2014.

Wave tests goodwill for impairment annually on September 30 and during interim periods whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.  Wave uses a fair value approach in testing goodwill for impairment in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The provisions of the accounting standard for goodwill and other intangibles allow us to first assess the qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test.  For our annual goodwill impairment test at September 30, 2014, we performed a quantitative test for our Safend reporting unit.  We determine the fair value of Safend using the income approach.  The reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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

The following schedule presents intangible assets subject to amortization as of September 30, 2014 and December 31, 2013:

September 30, 2014

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,285,924)	$(5,038,100)	$101,976	3.9
Customer Relationships	3,972,000	(841,327)	(1,786,673)	1,344,000	6.9
Internal-use software	726,000	(146,410)	—	579,590	3.9
Acquired Patents	1,100,000	(971,666)	—	128,334	0.5
	$12,224,000	$(3,245,327)	$(6,824,773)	$2,153,900

December 31, 2013

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,266,803)	$(5,038,100)	$121,097	4.8
Customer Relationships	3,972,000	(697,327)	(1,786,673)	1,488,000	7.8
Internal-use software	726,000	(37,510)	—	688,490	4.8
Acquired Patents	1,100,000	(806,667)	—	293,333	1.4
	$12,224,000	$(2,808,307)	$(6,824,773)	$2,590,920

Amortization expense associated with intangible assets was $145,674 and $437,021 for the three and nine months ended September 30, 2014, respectively, and $111,794 and $402,740 for the three and nine months ended September 30, 2013, respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2014	$146
2015	436
2016	363
2017	363
2018	318
Thereafter	528
Total	$2,154

8.     Income Taxes

Wave has federal and state net operating loss carryforwards of approximately $310,794,000, which expire beginning in 2014 through 2034 and include approximately $8,200,000 of net operating loss carryforwards of Safend, Inc., a wholly owned US-based subsidiary of Safend, Ltd.  Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period.  Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.  In addition, the Company maintains approximately $14,500,000 of operating loss carryforwards associated with Safend, Ltd., which may be carried forward indefinitely.

9.              Segment Reporting

The Company’s products include the Wave EMBASSY® digital security products and services (“the Wave segment”) and Safend’s endpoint data loss protection products and services (“the Safend segment).  These products and services constitute the Company’s reportable segments as of September 30, 2014.

During the three-months ended September 30, 2014, the Company began allocating costs to the Safend segment to attribute costs incurred by the Wave segment on behalf of Safend.  These costs primarily include sales salaries, salary related expenses and marketing expenses.  The Company has also adjusted the nine-months ended September 30, 2014 segment operating income (loss) to capture the year to date allocation of the Safend segment costs that were incurred by the Wave segment.

Net losses for reportable segments exclude net interest income (expense) and other income (expense), net.  These items are not reported by segment since they are excluded from the measurement of segment performance reviewed by Wave’s Chief Executive Officer.

The following sets forth reportable segment data:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net revenues:
EMBASSY® digital security products and services	$3,105,690	$4,976,696	$10,123,328	$15,224,606
Safend endpoint data loss protection products and services	1,226,414	1,274,629	3,981,135	3,562,687
Total Net Revenues	$4,332,104	$6,251,325	$14,104,463	$18,787,293
Net income (loss):
EMBASSY® digital security products and services	$(2,113,827)	$(3,117,522)	$(9,322,110)	$(11,522,799)
Safend endpoint data loss protection products and services	36,206	222,491	243,280	(4,961,522)
Total Segments Operating Loss	(2,077,621)	(2,895,031)	(9,078,830)	(16,484,321)
Other income (expense), net	(3,913)	(5,626)	(7,862)	(12,358)
Net interest expense	(24,325)	(43,166)	(108,202)	(151,196)
Net Loss	$(2,105,859)	$(2,943,823)	$(9,194,894)	$(16,647,875)
Impairment of Goodwill:

EMBASSY® digital security products and services	$—	$—	$—	$—
Safend endpoint data loss protection products and services	—	—	—	2,590,000

Total Impairment of Goodwill	$—	$—	$—	$2,590,000
Depreciation and Amortization Expense:
EMBASSY® digital security products and services	$154,777	$152,884	$494,107	$496,967
Safend endpoint data loss protection products and services	60,640	63,686	$183,210	266,873
Total Depreciation and Amortization Expense	$215,417	$216,570	$677,317	$763,840
Capital Expenditures:
EMBASSY® digital security products and services	$30,476	$21,150	$93,008	$146,654
Safend endpoint data loss protection products and services	—	8,562	2,231	19,206
Total Capital Expenditures	$30,476	$29,712	$95,239	$165,860

	September 30,	December 31,
	2014	2013
Assets:
EMBASSY digital security products and services	$7,375,112	$7,733,322
Safend endpoint data loss protection products and services	3,578,164	4,091,587
Total assets	$10,953,276	$11,824,909

The following table details Wave’s sales by geographic area for the three and nine-month periods ended September 30, 2014 and 2013.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
Three months ended September 30, 2014:
EMBASSY® digital security products and services	$2,389,644	$559,695	$156,350	$3,105,690
Safend endpoint data loss protection products and services	613,850	527,446	85,118	1,226,414
Total	$3,003,494	$1,087,141	$241,468	$4,332,104
% of Total Revenue	69%	25%	6%	100%
Three months ended September 30, 2013:
EMBASSY® digital security products and services	$3,561,621	$1,061,969	$353,106	$4,976,696
Safend endpoint data loss protection products and services	561,648	616,707	96,274	1,274,629
Total	$4,123,269	$1,678,676	449,380	$6,251,325
% of Total Revenue	66%	27%	7%	100%

Nine months ended September 30, 2014:
EMBASSY® digital security products and services	$7,503,559	$1,803,558	$816,211	$10,123,328
Safend endpoint data loss protection products and services	2,023,226	1,666,844	291,065	3,981,135
Total	$9,526,785	$3,470,402	$1,107,276	$14,104,463
% of Total Revenue	67%	25%	8%	100%
Nine months ended September 30, 2013:
EMBASSY® digital security products and services	$11,363,297	$2,989,228	$872,081	$15,224,606
Safend endpoint data loss protection products and services	1,533,564	1,766,108	263,015	3,562,687
Total	$12,896,861	$4,755,336	$1,135,096	$18,787,293
% of Total Revenue	69%	25%	6%	100%

Approximately 90% of all tangible assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

Customers, by segment, from which Wave derived revenue in excess of 10% for the three and nine-month periods ended September 30, 2014 and 2013 are as follows:

		Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
Customer	Segment	Revenue		Revenue

Dell, Inc.	EMBASSY®	$1,262,879	$2,963,995	$4,811,984	$8,647,857

% of Total Revenue		29%	47%	34%	46%

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

During the three-month period ended June 30, 2014, Wave received net proceeds of $59,292 after deducting offering costs of approximately $3,000 in connection with the issuance of 44,666 shares of Class A Common Stock in its At The Market offerings through MLV.  The shares were sold at prices ranging from $1.37 - $1.39 per share.

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

11.  Fair Value Measurement

As of September 30, 2014, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($3,352,534 at September 30, 2014) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

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

12.  Subsequent Events

On October 15, 2014, Wave entered into an Asset Purchase Agreement with DocMagic, Inc. (“DocMagic”) to sell eSignSystems, a product line of Wave, to DocMagic for $1,214,000 (the “Transaction”). The Transaction closed on October 16, 2014.  Wave is estimating a net gain on the sale of approximately $1,300,000.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in five sections:

•Overview

•Business Update

•Results of Operations

•Liquidity and Capital Resources

•Contractual Obligations

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

The TCG also promotes the use of Self-Encrypting Drives (“SEDs”).  SEDs are based on TCG specifications, which enable integrated encryption and access control within the protected hardware of the disk drive.  SEDs are designed to provide advanced data protection technology and they differ from software-based full disk encryption in that encryption takes place in hardware in a manner designed to provide robust security without slowing processing speeds.  Because the drives can be factory-installed, these systems can be configured such that encryption is “always on” for the protection of proprietary information.  The TCG has issued storage specifications over SEDs.  These specifications are based upon the Opal Security Subsystem Class (SSC) specification — an industry standard issued by the TCG.  The SSC specification gives vendors an industry standard for developing SEDs that secure data.

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

Our Products and Services

ENTERPRISE PRODUCTS

EMBASSY Remote Administration Server (“ERAS”)

ERAS is a server platform that provides centralized management and auditing of Trusted Platform Modules (TPMs), self-encrypting drives (SEDs) and Microsoft BitLocker encryption.  Correspondingly, there are four distinct product offerings from ERAS:  Virtual Smart Card 2.0, ERAS for TPM Management, ERAS for SEDs and Wave for BitLocker® Management.

Wave Virtual Smartcard 2.0

Wave Virtual Smart Card 2.0 (“VSC”) leverages the TPM that is already built into the enterprise PC or tablet to essentially replace physical smart cards or USB tokens.  VSC utilizes two-factor authentication in the form of the TPM, something you have, and a PIN, something you know.  This two-factor authentication ensures that only known devices and known users gain access to an enterprise network.  VSC integrates with existing enterprise certificate-based applications and uses platforms like Microsoft Active Directory.  Support costs that are typical with traditional tokens and smart cards, such as replacement in case of loss, are non-existent with VSC as there is no additional hardware to lose.

ERAS for TPM Management

ERAS for TPM Management provides device and user identification management by allowing IT administrators to provision TPMs, manage TPMs and create cryptographic keys with the TPMs.  ERAS for TPM Management also provides compliance with security regulations, as the software documents which devices and users are on a network. Access to a network can be restricted to only known devices, providing further protection for the corporate network.  ERAS for TPM Management is required to configure platforms for the advanced integrity and health reporting that is available through Wave Endpoint Monitor, as well.

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

Wave Endpoint Monitor

Wave Endpoint Monitor (“WEM”) detects malware that can go undetected by traditional anti-virus solutions by leveraging the capabilities of the TPM. WEM provides increased visibility into endpoint health to help protect enterprise resources and minimize the potential cost of advanced persistent threats such as rootkits.  Rootkit attacks are particularly harmful in their ability to hide in host systems, evade current mainstream detection methods (such as anti-virus programs or whitelisting at the operating system level) and their capacity to replace legitimate IT system firmware. Such attacks occur before the operating system loads, targeting the system BIOS and Master Boot Record, and can persistently infect higher-level system functions, including operating systems and applications.   WEM captures verifiable PC health and security metrics before the operating system loads by utilizing information stored within the TPM. If anomalies are detected, IT is alerted immediately with real-time analytics.  Capabilities of WEM include reporting of PC integrity measurements, ensuring data comes from a known endpoint, alerting IT administrators to anomalous behaviors, providing configurable reporting and query tools, ensuring strong device identity through the use of hardware-based digital certificates and remote provisioning of the TPM.

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

Data Protection Suite

Wave provides endpoint data loss protection solutions, including port and device control, encryption for removable media and content inspection and discovery, through its wholly-owned subsidiary, Safend - an Israeli-based company.

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

MIDDLEWARE AND TOOLS

Wave offers three toolkits to assist software and application developers interested in using a TCG-standards-based platform. These are the TCG-Enabled Toolkit, the Wave TCG-Enabled Cryptographic Service Provider (“CSP”) and the Wave TCG-Enabled Key Storage Provider (“KSP”).

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

On October 15, 2014, Wave sold its eSign product line to DocMagic, Inc. for $1,214,000.

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

Business Update

The past several quarters have been a period of critical transition for Wave — marked by numerous changes to its operations, a more focused sales and marketing strategy and targeted headcount changes across the organization.  Management has strived to establish ways to improve efficiency across Wave’s business, particularly in the manner in which Wave develops, markets and sells its products.

On July 22, 2014, Wave released Virtual Smart Card 2.0, the only enterprise-grade, comprehensive lifecycle management solution for virtual smart cards on devices running Windows 7. It also provides an alternative solution for devices running virtual smart cards on both the Windows 8 and 8.1 operating systems. Virtual smart cards are designed to emulate the functionality of physical smart cards-but can offer greater convenience to users, lower total cost of ownership and a reduced risk of inappropriate or unauthorized use. Because virtual smart cards utilize the built-in security of the Trusted Platform Module security chip, no physical card or smart card reader is required.

On October 15, 2014, Wave sold its eSignSystems product line to DocMagic, Inc. for $1,214,000.  The disposition of the eSignSystems product line is part of Wave’s strategy to refocus assets on pursuing targeted market segments for its current solutions, including the most recently launched Wave Virtual Smart Card 2.0, as well as accelerating the development of new solutions. This is a positive step in management’s plan to complete a realignment of the Company for the purpose of greater business efficiency.

We believe that these changes will better position the Company to execute strategies designed to put Wave on the path towards sustained growth and improved financial performance.  As the Company has stated previously, this is not a short-term proposition, and it will likely take several quarters before the financial benefits become clear.

Results of Operations

Three-Months Ended September 30, 2014 and 2013

The Company’s products include the Wave EMBASSY® digital security products and services (“the Wave segement”) and Safend’s endpoint data loss protection products and services (“the Safend segment”).  These products and services constitute the Company’s reportable segments as of September 30, 2014 and 2013.

During the three-months ended September 30, 2014, the Company began allocating costs to the Safend segment to attribute costs incurred by the Wave segment on behalf of Safend.  These costs primarily include sales salaries, salary related expenses and marketing expenses.  The Company has also adjusted the nine-months ended September 30, 2014 segment operating expenses to capture the year to date allocation of the Safend segment costs that were incurred by the Wave segment.

EMBASSY® digital security products and services

Net Revenues:

	Three-Months Ended September 30, 2014	Three-Months Ended September 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance	$2,805,690	$4,576,696	$(1,771,006)	(39)%
Services	300,000	400,000	(100,000)	(25)%
Total Net Revenues	$3,105,690	$4,976,696	$(1,871,006)	(38)%

The decrease in licensing and maintenance revenues was due primarily to lower revenue recognized on Wave’s license upgrade sales of approximately $366,000 and a decrease in OEM revenue of approximately $1,405,000.

The decrease in license upgrade revenue of approximately $366,000 primarily related to the approximately $411,000 in consulting services from one of the world’s leading international oil and gas companies recognized during the three-months ended September 30, 2013.  Consulting services provided to this customer during the three-months ended September 30, 2014 was approximately $20,000.

The decrease in OEM revenue of approximately $1,405,000 primarily consisted of lower Dell royalty revenue of approximately $1,226,000 as the result of a decrease in the volume of Dell shipments. We anticipate that the Dell royalty revenue will continue to decline as prior generation Dell platforms that include Wave software decrease in shipping volume.  Additionally, during the three-months ended September 30, 2013, the Company recognized approximately $242,000 in revenue related to a license and service agreement with Samsung.  The total value of the license and service agreement with Samsung was recognized ratably beginning in March 2013 through the March 2014.  As such, there was no revenue recognized during the three-months ended September 30, 2014 relating to the license and services agreement with Samsung.

Services revenue earned during the three-months ended September 30, 2014 was from a fixed-price agreement with an OEM partner.  Services revenue earned during the three-months ended September 30, 2013 was from fixed-price modifications to a contract awarded by the United States Department of Defense which was completed during 2013.

Operating Expenses:

	Three-Months Ended September 30, 2014	Three-Months Ended September 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$239,776	$385,116	$(145,340)	(38)%
Services — cost of net revenues	73,000	65,149	7,851	12%
Selling, general and administrative	3,300,133	5,969,719	(2,669,586)	(45)%
Research and development	1,606,608	1,674,234	(67,626)	(4)%
Total operating expenses	$5,219,517	$8,094,218	$(2,874,701)	(36)%

Licensing and maintenance — cost of net revenues consists primarily of foreign tax withholdings, customer support personnel costs and share-based compensation expense.  The decrease in licensing and maintenance — cost of net revenues during the three-months ended September 30, 2014 as compared to the same period in 2013 was due primarily to a decrease in Wave support costs of approximately $109,000 for consulting services to one of the world’s leading international oil and gas companies.

Services — cost of net revenues incurred during the three-months ended September 30, 2014 was for work performed on fixed-price contract with an OEM partner.  Services — cost of net revenues incurred during the three-months ended Septemer 30, 2013 was for work performed on fixed-price modifications to a contract with the United States Department of Defense which was completed in 2013.

The decrease in selling, general and administrative expense (“SG&A”) during the three-months ended September 30, 2014 compared to the same period in 2013 was due primarily to (i) a decrease in Wave salaries and related benefits totaling approximately $2,258,000, (ii) a decrease of approximately $148,000 in travel expenses, and (iii) a decrease of approximately $199,000 in conferences and trade shows.  The decreases in salaries and related benefits and travel expenses were primarily the result of (i) targeted headcount reductions that began during the three-months ended June 30, 2013 and continued through the remainder of 2013, (ii) a one-time immaterial correction of an error in our accounting for share-based compensation in the amount of $634,000 and (iii) an allocation of costs incurred by Wave on behalf of Safend of approximately $407,000 during the three-months ended September 30, 2014.  The decrease in conferences and trade show expense was the result of a decline in the number of conferences attended in an effort to target specific conferences.

The activities supported by SG&A expenses include business development, sales, marketing, corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

The decrease in research and development (“R&D”) expenses during the three-months ended September 30, 2014 compared to the same period in 2013 was due primarily to a decrease in salaries and related benefits of approximately $170,000 offset by an increase in rent expense of approximately $94,000.  The decrease in salaries and related benefits was primarily due to a one-time immaterial correction of an error in our accounting for share-based compensation in the amount of $272,000.

Due to the reasons set forth above, the EMBASSY® digital security products and services segment operating loss for the three-months ended September 30, 2014 was $2,113,827 as compared to $3,117,522 for the comparable period in 2013.

Nine-Months Ended September 30, 2014 and 2013

EMBASSY® digital security products and services

Net Revenues:

	Nine-Months Ended September 30, 2014	Nine-Months Ended September 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance	$9,823,328	$13,415,668	$(3,592,340)	(27)%
Services	300,000	1,808,938	(1,508,938)	(83)%
Total Net Revenues	$10,123,328	$15,224,606	$(5,101,278)	(34)%

The decrease in licensing and maintenance revenues was due primarily to lower revenue recognized on Wave’s license upgrade sales of approximately $838,000 and a decrease in OEM revenue of approximately $2,754,000.

The decrease in license upgrade revenue of approximately $838,000 primarily related to the approximate $928,000 decline in consulting services from one of the world’s leading international oil and gas companies.

The decrease in OEM revenue of approximately $2,754,000 consisted of lower Dell royalty revenue of approximately $2,613,000, primarily as the result of a decrease in the volume of Dell shipments.  We anticipate that the Dell royalty revenue will continue to decline as Dell notified Wave that it has replaced Wave’s solution in its next generation of client hardware platforms that are currently shipping.

Services revenue earned during the nine-months ended September 30, 2014 was from a fixed-price agreement with an OEM partner.  Services revenue earned during the nine-months ended September 30, 2013 was from fixed-price modifications to a contract awarded by the United States Department of Defense which was completed during 2013.

Operating Expenses:

	Nine-Months Ended September 30, 2014	Nine-Months Ended September 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$850,424	$1,343,358	$(492,934)	(37)%
Services — cost of net revenues	73,000	277,665	(204,665)	(74)%
Selling, general and administrative	12,445,291	18,853,362	(6,408,071)	(34)%
Research and development	6,076,723	6,273,020	(196,297)	(3)%
Total operating expenses	$19,445,438	$26,747,405	$(7,301,967)	(27)%

The decrease in licensing and maintenance — cost of net revenues during the nine-months ended September 30, 2014 as compared to the same period in 2013 was due primarily to lower Wave support costs of approximately $464,000 for consulting services to one of the world’s leading international oil and gas companies.  The consulting services were substantially completed during 2013.

Services — cost of net revenues incurred during the nine-months ended September 30, 2014 was for work performed on fixed-price contract with an OEM partner.  Services — cost of net revenues incurred during the nine-months ended September 30, 2013 was for work performed on fixed-price modifications to a contract with the United States Department of Defense which was completed in 2013.

The decrease in SG&A expenses during the nine-months ended September 30, 2014, compared to the same period in 2013, was due primarily to: (i) a decrease in Wave salaries and related benefits, totaling approximately $4,962,000, (ii) a decrease of approximately $560,000 in travel expenses, (iii) a decrease of $157,000 in Wave telephone expenses, consisting primarily of new systems implemented in 2014, and (iv) a decrease of approximately $486,000 in Wave’s conferences and trade show expenses.  These decreases were primarily the result of cost cutting measures implemented during 2013 and continuing during the nine-months ended September 30, 2014.  Approximately $1,222,000 of the decrease in salaries and related benefits is the result of an allocation of costs incurred by Wave on behalf of Safend during the nine-months ended September 30, 2014.  Approximately $634,000 of the decrease in salaries and related benefits was the result of a one-time immaterial correction of an error in our accounting for share-based compensation.  Approximately $143,000 of the decrease in conferences and trade shows expense is the result of an allocation of costs incurred by Wave on behalf of Safend during the nine-months ended September 30, 2014.

On March 31, 2014, Mr. Gerard T. Feeney was terminated from his positions of Chief Financial Officer and Secretary of the Company, but he remained employed as a non-executive officer through April 30, 2014.  In connection with Mr. Feeney’s employment agreement with the Company, Mr. Feeney was entitled to a lump sum in an amount equal to one year’s annual base salary and a lump sum in an amount equal to the fixed bonus that would have been earned in the one year period following termination.  As a result of Mr. Feeney’s termination, the salary and fixed bonus severance amounts were $275,600 and $137,800, respectively.  The total severance of $413,400 is included in selling, general and administrative expense for the nine-months ended September 30, 2014.

The decrease in research and development expenses during the nine-months ended September 30, 2014, as compared to the same period in 2013, was due primarily to a decrease in Wave salaries and related benefits totaling approximately $1,104,000, as a result of cost cutting measures implemented during 2013, offset by the $600,000 credit recorded to R&D expense during the three-month period ended June 30, 2013 related to the completion of funded software development for Dell, and an increase in rent and utilities expense of approximately $280,000, primarily relating to an increase in rent at Wave’s Cupertino, CA office.  Approximately $272,000 of the decrease in salaries and related benefits was the result of a one-time immaterial correction of an error in our accounting for share-based compensation.

Due to the reasons set forth above, the EMBASSY® digital security products and services segment operating loss for the nine-months ended September 30, 2014 was $9,322,110 as compared to $11,522,799 for the comparable period in 2013.

Safend endpoint data loss security products and services

Three-Months Ended September 30, 2014 and 2013

Net Revenues:

	Three-Months Ended September 30, 2014	Three-Months Ended September 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance	$1,226,414	$1,274,629	$(48,215)	(4)%
Total Net Revenues	$1,226,414	$1,274,629	$(48,215)	(4)%

The slight decrease in licensing and maintenance revenues during the three-months ended September 30, 2014 as compared to the same period in 2013 was due primarily to a lower volume of license sales and maintenance renewals during the three-months ended September 30, 2014 as compared to the same period in 2013.

Operating Expenses:

	Three-Months Ended September 30, 2014	Three-Months Ended September 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$21,052	$20,935	$117	1%
Selling, general and administrative	706,492	212,083	494,409	233%
Research and development	462,664	819,120	(356,456)	(44)%
Total operating expenses	$1,190,208	$1,052,138	$138,070	13%

The increase in SG&A expenses during the three-months ended September 30, 2014 compared to the same period in 2013 was due primarily to an allocation of costs incurred by Wave on behalf of Safend of approximately $455,000.  These costs primarily include sales salaries and salary related expenses.

The decrease in R&D expenses during the three-months ended September 30, 2014 compared to the same period in 2013 was due primarily to (i) a decrease in Safend salaries and related benefits totaling approximately $294,000, primarily the result of cost cutting measures implemented during 2013, (ii) a decrease in travel expenses of approximately $19,000 and (iii) a decrease in rent and utilities expense of approximately $33,000 due to a decrease in the space leased effective January 1, 2014.

Due to the reasons set forth above, the Safend endpoint data loss security products and services segment operating income for the three-months ended September 30, 2014 was $36,206 as compared to operating income of $222,491 for the comparable period in 2013.

Nine-Months Ended September 30, 2014 and 2013

Net Revenues:

	Nine-Months Ended September 30, 2014	Nine-Months Ended September 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance	$3,981,135	$3,562,687	$418,448	12%
Total Net Revenues	$3,981,135	$3,562,687	$418,448	12%

The increase in licensing and maintenance revenues during the nine-months ended September 30, 2014 as compared to the same period in 2013 was due primarily to a higher deferred revenue base resulting from an increase in the volume of sales from previous quarters.

Operating Expenses:

	Nine-Months Ended September 30, 2014	Nine-Months Ended September 30, 2013	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$61,751	$1,762,603	$(1,700,852)	(96)%
Selling, general and administrative	2,144,469	1,190,162	954,307	80%
Research and development	1,531,635	2,981,444	(1,449,809)	(49)%
Impairment of goodwill	—	2,590,000	(2,590,000)	(100)%
Total operating expenses	$3,737,855	$8,524,209	$(4,786,354)	(56)%

Licensing and maintenance — cost of net revenues consists primarily of share-based compensation expense, amortization expense on the developed technology intangible asset and impairment on the developed technology intangible asset.  The decrease in licensing and maintenance — cost of net revenues was due primarily to the recognition of a $1,615,000 impairment charge to the developed technology intangible asset during the nine-months ended September 30, 2013.

The increase in SG&A expenses during the nine-months ended September 30, 2014 compared to the same period in 2013 was due primarily to an increase in Safend salaries and related benefits totaling approximately $1,108,000, an increase in conferences and trade shows expense of approximately $143,000, offset by a decrease of approximately $314,000 in professional services expenses.  The increases in salaries and related benefits and conferences and trade shows expense were the result of an allocation of costs incurred by Wave on behalf of Safend of approximately $1,365,000, consisting of approximately $1,222,000 of salaries and related benefits and approximately $48,000 in conferences and trade shows expense.

The decrease in R&D expenses during the nine-months ended September 30, 2014 compared to the same period in 2013 was due primarily to (i) a decrease in Safend salaries and related benefits totaling approximately $1,153,000, primarily the result of cost cutting measures implemented during 2013, (ii) a decrease of approximately $125,000 in travel expenses and (iii) a decrease of approximately $88,000 due to a decrease in the space leased effective January 1, 2014.

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

Due to the reasons set forth above, the Safend endpoint data loss security products and services segment operating income for the nine-months ended September 30, 2014 was $243,280 as compared to an operating loss of $4,961,522 for the comparable period in 2013.

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

Wave has incurred substantial operating losses since its inception and as of September 30, 2014 has an accumulated deficit of approximately $426,435,000.  We expect to incur an operating loss for 2014.  As of September 30, 2014, we had negative working capital of approximately $1,921,000 and approximately $4,333,000 in cash and cash equivalents.

Given Wave’s forecasted working capital requirements for the twelve-months ending September 30, 2015, as detailed below in Liquidity requirements and future sources of capital, and our cash balance as of September 30, 2014, Wave may be required to raise additional capital prior to September 30, 2015 to continue to fund its operations.  During the nine-months ended September 30, 2014, Wave’s ability to raise additional capital was primarily based on three sources:

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

•            Sales of registered Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC (“MLV”) entered into during January, 2012; and

•            Sales of Class A common Stock through private placements.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine-months ended September 30:

	2014	2013
Total cash provided by (used in):
Operating activities	$(12,371,228)	$(9,434,162)
Investing activities	(95,239)	(391,860)
Financing activities	14,679,146	9,558,803
Increase (decrease) in cash and cash equivalents	$2,212,679	$(267,219)

Operating Activities

The net cash used in operating activities of approximately $12,371,000 during the nine-months ended September 30, 2014 was primarily related to the net loss adjusted for non-cash items of approximately $8,141,000, a decrease in accounts payable and accrued expenses, a decrease in deferred revenue and a decrease in accounts receivable.  The decrease in accounts payable and accrued expenses during the nine-months ended September 30, 2014 of approximately $3,164,000 was largely the result of severance payments made to Wave’s former President of approximately $976,000 and a decrease in other accounts payable and accrued expenses of approximately $2,188,000.  Proceeds from the June 11, 2014 financing were used to reduce other accounts payable and accrued expenses.  The decrease in deferred revenue of approximately $1,923,000 was the result of the recognition of deferred revenue outpacing additions to deferred revenue during the nine-months ended September 30, 2014.  The decrease in accounts receivable of approximately $1,022,000 was largely due to the decline in Dell royalties.

The net cash used in operating activities of approximately $9,434,000 in the nine-months ended September 30, 2013 was primarily related to the net loss adjusted for non-cash items of approximately $9,999,000, a decrease in accounts receivable of approximately $1,330,000 and a decrease in accounts payable and accrued expenses of approximately $1,218,000.   The decrease in accounts receivable was primarily the result of the cash collection of a three-year maintenance renewal invoice from BASF of approximately $1,681,000 during the nine-months ended September 30, 2013.  The decrease in accounts payable and accrued expenses was the result of cost cutting measures implemented throughout the nine-months ended September 30, 2013.

Investing Activities

During the nine-months ended September 30, 2014 and 2013, acquisition of property and equipment was approximately $95,000 and $166,000, respectively.  The decrease in acquisitions during the nine-months ended September 30, 2014 was the result of fewer capital equipment needs.  During the nine-months ended September 30, 2013, Wave invested $226,000 for internal-use software development costs associated with the Wave Cloud platform.

Financing Activities

The increase in net cash provided by financing activities during the nine-months ended September 30, 2014 compared to the same period in 2013 of approximately $5,120,000 was primarily the result of increases in net proceeds from the issuance of common stock via At The Market sales through MLV of approximately $1,231,000 and increases of approximately $3,837,000 in registered share offerings.

The significant amount of proceeds received during the nine-months ended September 30, 2014 and 2013 from the sale of common stock were necessary to support Wave’s growth strategy and fund working capital requirements.

Liquidity requirements and future sources of capital

Sources of working capital may include the following:

•                  cash on hand of  approximately $4,333,000 as of September 30, 2014;

•                  collection of receivables; and

•                  additional financings

If Wave is not successful in improving sales performance, Wave will not generate enough revenue to fund its cash flow requirements for the twelve-months ending September 30, 2015.  As of September 30, 2014, we had approximately $4,333,000 of cash on hand.  Given Wave’s forecasted capital requirements for the twelve-months ending September 30, 2015, and our cash balance as of September 30, 2014, Wave will be required to raise additional capital prior to September 30, 2015 to continue to fund its operations.  Wave has historically raised additional capital from registered share offerings, sales of Class A Common Stock via the At the Market Sales Agreement with MLV and through private placements.  As a result of the June 11, 2014 offering, which used substantially all of the remaining availability of the 2013 shelf registration statement, the Company terminated all future sales under the At the Market Sales Agreement with MLV.

As of November 7, 2014, approximately $37,000 in gross proceeds remains under the 2013 shelf registration statement.  The Company will be filing a new shelf registration statement within the next twelve-months ending September 30, 2015.

Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, uncertainty as to whether we will achieve our business plan and the fact that we may require additional financing, and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

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

Known trends and uncertainties affecting future cash flows

Because Wave does not have sufficient cash to fund operations for the twelve-months ending September 30, 2015, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave may be actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending September 30, 2015.

If Wave is unsuccessful in improving sales performance during the twelve-months ending September 30, 2015, Wave will be required to sell additional shares of common stock, preferred stock or other securities or engage in a combination of these or other financing alternatives to raise additional capital to continue to fund our operations for the twelve-months ending September 30, 2015.  The availability and amount of any such financings are unknown at this time. Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, uncertainty as to whether we will achieve our sales forecast for our products and services and the fact that we may require additional financing, substantial doubt exists with respect to our ability to continue as a going concern.

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

Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products.  Therefore, if Wave is not able to begin to generate significant revenues by September 30, 2015 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond September 30, 2015.  The challenges presented by the recent economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.

Contractual Obligations

Royalty Liability

Safend is contractually required to pay royalties in return for grants received from the Israeli government through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor (“OCS”) for the financing of a portion of its research and development expenditures in Israel.  Safend’s repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments.  At September 30, 2014 and December 31, 2013, the liability amounted to $4,552,981 and $4,673,629, respectively, reflecting additional grants received since the acquisition date, less amounts repaid since the acquisition date and increases for accretion of the discount.

Operating Leases

Wave has no significant long-term contractual obligations other than the royalty liability obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating lease commitments	$850,000	$614,000	$6,000	$—	$1,470,000
Total commitments	$850,000	$614,000	$6,000	$—	$1,470,000

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The exposure to market risk associated with interest rate-sensitive instruments is not material.  Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Brian Berger, a former employee of Wave who was terminated on November 1, 2013, has indicated that he may file a lawsuit against the company for unpaid compensation and penalties.  The parties are currently in discussions regarding Mr. Berger’s claims and the Company is evaluating its defenses.  The Company has also advised Mr. Berger that he may not misappropriate Wave’s proprietary technology and information and that the Company has reserved all of its rights with respect to any such activities.

Dell, Inc. tendered to Wave a claim for defense and indemnification in connection with a patent infringement lawsuit filed by MAZ Encryption Technologies LLC against Dell on February 22, 2013, namely, MAZ Encryption Technologies LLC v. Dell, Inc. in the U.S. District Court for the District of Delaware, Case No. 1:13-cv-00300 LPS.  The case was settled by MAZ Encryption and Dell under confidential terms.  Wave was not named as a party and therefore did not participate in the defense of the lawsuit or settlement.  Wave has not been notified of any allegation that its technology was the subject of, or infringed any patent in, the lawsuit.  Wave is evaluating its rights as well as its obligations, if any, regarding any claim for indemnity.

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

We have implemented remedial measures designed to address this material weakness. If our remedial measures are insufficient to address this material weakness, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

The deterioration in the global economy has negatively impacted the demand for our products and services and our ability to conduct our business, thereby reducing our revenues and earnings. In addition, the economic downturn, has negatively impacted, and/or may negatively impact, among other things:

• the continued growth and development of our business;

• our liquidity;

• our ability to raise capital and obtain financing; and

• the price of our common stock.

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations.  Wave’s revenue during the nine-months ended September 30, 2014 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of our products with respect to the digital security industry in which we operate. As of September 30, 2014, we had an accumulated deficit of approximately $426.4 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets, such as digital security and online commerce.

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

We may be unable to raise or generate the additional financing or cash flow, which will be necessary to continue as a going concern for the next twelve months.

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

In addition to our efforts to generate revenue sufficient to fund our operations or complete one or more commercial or strategic transactions, Wave may evaluate additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services.  We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock, our stockholders’ ownership will be diluted and the shares issued may have rights, preferences or privileges senior to those of our common stock.  In addition, if we pursue debt financing, we may be required to pay interest costs.  The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives.  Even if we are successful in raising additional capital, uncertainty with respect to Wave’s viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services, considerable uncertainty exists as to whether or not Wave’s business model is viable.  If we are not successful in generating sufficient cash flow or obtaining additional funding, we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures. Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, uncertainty as to whether we will achieve our sales forecast for our products and services and the fact that we may require additional financing, substantial doubt exists with respect to our ability to continue as a going concern.

A single customer accounts for a significant portion of our revenues and, therefore, the loss of that customer may have a material adverse effect on our results of operations.

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. We have one customer that accounted for approximately 34% of our revenue for the nine-months ended September 30, 2014, as discussed below. If our relationship with any of our significant customers was disrupted, we could lose a significant portion of our anticipated revenues, which may have a material adverse effect on our results of operations as discussed below.

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

Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprise a large portion of our revenues.  Dell accounted for approximately 34% of our revenue for the nine-months ended September 30, 2014. From time to time Dell updates its hardware platforms with new security solutions packages.  Our bundled software has been included on Dell platforms since 2006 (including on the DDPA that is currently shipping).  On March 15, 2013, Dell notified us that it would be replacing the DDPA solution in its next generation of client hardware platforms that began shipping in late 2013.  As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on future Dell platforms. However, Dell has not communicated to us any decisions regarding future platforms and we have no assurance that our software will be included in Dell’s future platforms.  Wave plans to continue to work with Dell to offer software solutions to enhance and improve Dell’s hardware platforms.  If we are not successful in continuing to sell our technologies with Dell’s future platforms, this could have a material adverse impact on our revenues.  We anticipate that our royalty revenue received from Dell will continue to decline as the Dell platforms that include Wave software decrease in shipping volume.

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

Because the market in which we operate is characterized by rapidly changing technology, changes in customer requirements, frequent new products, service introductions and enhancements and emerging industry standards, our success will depend upon, among other things, our ability to improve our products, develop and introduce new products and services that keep pace with technological developments, remain compatible with changing computer system platforms, respond to evolving customer requirements and achieve market acceptance on a timely and cost-effective basis. If we do not identify, develop, manufacture, market and support new products and deploy new services effectively and timely, our business will not grow, our financial results will suffer and we may not have the ability to remain in business.

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

Due in large part to Wave’s early stage and lessor name recognition, we depend upon strategic partners such as large, well established personal computer and semiconductor manufacturers and computer systems’ integrators to adopt our products and services within the Trusted Computing marketplace. These companies may choose not to use our products and could develop or market products or technologies that compete directly with us. We cannot predict whether these third parties will commit the resources necessary to achieve broad-based commercial acceptance of our technology. Any delay in the use of our technology by these partners could impede or prohibit the commercial acceptance of our products. Although we have established some binding commitments from some of our strategic partners there can be no assurance that we will be able to enter into additional definitive agreements or that the terms of such agreements will be satisfactory. It will be necessary for Wave to expand upon our current business relationships with our partners, or form new ones, in order to sell more products and services for Wave to become a viable, self-sufficient enterprise.

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

Safend’s operations are located in the State of Israel, which constitutes a material portion of our business.  Accordingly, political, economic and military conditions in Israel and the surrounding region may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians and others, since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and which negatively affected business conditions in Israel.  During July 2014, Israel was again engaged in an armed conflict with Hamas involving missile strikes against civilian targets in various parts of Israel which may negatively affected business conditions in the region.  Also, there continues to be great international concern in connection with Iran’s efforts to develop and enrich uranium which could lead to the development of nuclear weapons.  Iran’s successful enrichment of uranium could significantly alter the geopolitical landscape in the Middle East, including the threat of international war, which could significantly impact business conditions in Israel.

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

Any new product offerings will be subject to review by the Bureau of Export Administration to determine what export classification they will receive. Enhancements to existing products may be subject to review by the Bureau of Export Administration to determine their export classification.  Some of our partners demand that our products be allowed to be exported without restrictions and/or reporting requirements. Current export regulations have, in part, allowed us to receive the desired classification without undue cost or effort. However, the export regulations may be modified at any time. Currently, we are allowed to export the products for which we have received classification in an unrestricted manner without a license. However, modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license. Such modifications could also make it difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.

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

In addition, the stock market in general and the market prices for technology-related companies in particular have experienced significant price and volume fluctuations. These broad market fluctuations may adversely affect the market price of our Class A Common Stock and any of our other securities for which a market develops regardless of our operating performance. Securities class action litigation has often been instituted against companies that have experienced periods of volatility in the market price for their securities. It is possible that we could become the target of additional litigation of this kind that would require substantial management attention and expense.  The diversion of management’s attention and capital resources could have a material adverse effect on our business.  In addition, any negative publicity or perceived negative publicity of any such litigation could have an adverse impact on our business.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.   Exhibits.

(a)         Exhibits

Exhibit No.		Description of Exhibit
2.1	—

Asset Purchase Agreement, dated October 15, 2014, by and between Wave Systems Corp. (Seller) and DocMagic, Inc. (Buyer), filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K on October 21, 2014 and incorporated herein by reference

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

WAVE SYSTEMS CORP.
(Registrant)

Dated: November 10, 2014	By:	/s/ William M. Solms
	Name:	William M. Solms
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2014	By:	/s/ Walter A. Shephard
	Name:	Walter A. Shephard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)