Form 10-K
period 2014-12-31
WAVE SYSTEMS CORP
filed 2015-03-09
CIK 919013

Use these links to rapidly review the document

Item 14. Principal Accounting Fees and Services

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
As of March 1, 2015, there were 51,475,368 shares of the registrant's Class A Common Stock and 8,885 shares of the registrant's Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, have been incorporated by reference into Part III of this annual report.

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

PART I
Item 1.    Business
Company Overview
References to "Wave," "we," "us," "our" or "the Company" refer to Wave Systems Corp. and its consolidated subsidiaries and include the financial statements of Wave Systems Corp. ("Wave" or "the Company"); Wave Systems Holdings, Inc., a wholly-owned subsidiary; Wavexpress, Inc. (referred to individually, as the context so requires, as "Wavexpress"), a majority-owned subsidiary; and Safend, Ltd. (referred to individually, as the context so requires, as "Safend"), a wholly-owned subsidiary; and Safend, Inc., a wholly owned US-based subsidiary of Safend, Ltd. Safend, Ltd. was acquired on September 22, 2011. All intercompany transactions have been eliminated.
Wave was incorporated in Delaware under the name Indata Corp. on August 12, 1988. We changed our name to Cryptologics International, Inc. on December 4, 1989. We changed our name again to Wave Systems Corp. on January 22, 1993. Our principal executive offices are located at 480 Pleasant Street, Lee, Massachusetts 01238 and our telephone number is (413) 243-1600.
Wave reduces the complexity, cost and uncertainty of data protection and authentication by starting inside the device. Unlike other vendors who try to secure information by adding layers of software for security, Wave leverages the hardware security capabilities built directly into endpoint computing platforms themselves. Wave has been among the foremost experts on this growing trend, leading the way with first-to-market solutions and helping shape standards through its work as a board member for the Trusted Computing Group (TCG).
Industry Background
The market for information security products and services is being driven by three key factors: the adoption of cloud-computing; the mobilization of the workforce; and the "Bring Your Own Device" trend. Each of these factors pose significant new challenges for a company's Information Technology ("IT") department. This is resulting in increasing allocation of IT budget and resources to improve key security areas, such as user authentication and data protection. In many industries, such as Finance, Energy, and Healthcare, compliance requirements play a key role.
The increasing frequency and sophistication of cyberattacks against corporations mean that security is no longer purely the concern of IT. Junior level executives and board members are spending more time focused on security and risk. In 2014, major data breaches occurred at companies including Sony, J.P. Morgan Chase, Target, and Home Depot. In the public sector, hacks have occurred at the State Department, the White House, the U.S. Postal Service, and the National Oceanic and Atmospheric Administration. These high profile attacks are leading many companies to question whether continuing with a software-only approach to security will provide them with sufficient protection.
Wave believes that software alone does not offer sufficient protection against cyberattack. Wave has been instrumental in the development of purpose-built hardware to enable secure cryptographic operations. In other words, security is not an afterthought addressed with a software download, but rather it is a capability embedded within the device itself. This approach is commonly referred to as "Trusted Computing".
Trusted Computing is widely supported across the PC industry. The TCG was formed in April 2003 by its promoting founders: AMD, HP, IBM, Intel, and Microsoft. Wave was initially invited to join the founding group as a contributing member. Since 2008, Wave has held a permanent seat on the TCG Board of Directors. Permanent members of the TCG Board of Directors provide guidance to the organization's work groups in the creation of specifications used to protect computing devices from attacks and to help prevent data loss and theft. Wave's status allows it to take a more active role in helping to develop, define and promote hardware-enabled trusted computing security technologies, including related hardware building blocks and software interfaces.
The TCG promotes a hardware-based trusted computing platform, which is a platform that uses a semiconductor device, known as a Trusted Platform Module ("TPM") that contains protected storage and performs protected activities allowing for the attestation of the state of the platform which provides the first level of trust for the computing platform (a "Trusted Platform"). The TPM is a hardware chip that is separate from the platform's main central processing unit(s) that enables secure protection of files and other digital secrets and performs critical security functions. While TPMs provide the anchor for hardware security, known as the "root of trust," trust is achieved by integrating the TPM within a carefully architected trust infrastructure and supporting the TPM with essential operational and lifecycle services, such as key management and credential authentication.
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
Products and Services
Cyberattacks are a constant threat to every company. Last year, the Target Corporation attack resulted in the theft of personal information from an estimated 110 million accounts. As the sophistication of cyberattacks grows, the inadequacies of many legacy, software-based solutions are exposed. Wave' products are purpose-built to prevent such attacks. Wave products can be combined to form a hardened cybersecurity solution covering access management, encryption, and data protection. Wave's products provide a complementary set of solutions that focus on authentication, encryption and data-loss protection. Unlike other solutions that depend on software as the foundation of security, Wave's solutions utilize hardware as the security foundation for devices. This security foundation is provided by built in hardware that is part of the device, not added on. With hardware as the security foundation, IT has unprecedented, yet straightforward control over exactly who has access to sensitive data and control over what devices can access that data.
Wave provides centralized remote management of its products in both on-premise and cloud platforms. For on-premise configurations, EMBASSY Remote Administration Server ("ERAS") hosts Wave’s Virtual Smart Card 2.0, TPM Management, SED Management and BitLocker Management products. The Data Protection Server hosts the Protector, Inspector and Encryptor products. For cloud configurations, Wave Cloud Encryption Management hosts SED Management, BitLocker Management and Macintosh Operating Systems ("Mac OS") Encryption management. Wave’s core set of offerings are set forth below:

•Authentication Solutions

◦Wave Virtual Smart Card 2.0 ("VSC") provides two factor authentication for Windows login as well as authentication for any software application that supports the Microsoft Smart Card infrastructure. Currently, Wave’s VSC product eliminates the expense of distributing physical tokens and the expense of replacing lost tokens, removing the biggest barrier to entry for enterprises to use two factor solutions.

◦TPM Management - The TPM Management solution provides device and user identification management by allowing IT administrators to manage and provision TPMs. TPM Management provides the ability to use TPM security for authentication to Virtual Private Networks, 802.1x Wireless and Microsoft Direct Access. Access to a network can be restricted to only known devices based on a TPM based certificate, providing further protection for the corporate network.

•Encryption Solutions
◦SED Management provides full lifecycle management of Opal 1 and Opal 2 SEDs. SEDs are the industry leading standard for hardware-based end point device encryption. Wave’s solution offers SED initialization, user management, SED locking, SED user recovery and SED crypto erase. Wave's solution support substantially more Opal SED's than any other product on the market today.
◦BitLocker® Management provides automated turn-key management for Microsoft BitLocker® encryption. Bitlocker is a suitable interim encryption solution for organizations that have not yet fully phased SEDs into their environment. Wave’s BitLocker® Management allows IT to set policies and monitor security from a single console-simplifying an organization's deployment by reducing the need for specialized knowledge or costly systems.
◦Mac OS Encryption provides management of encryption on Mac OS devices. It is available from the Wave Cloud Encryption platform only. Mac OS devices are typically a small percentage of an enterprise's population of devices. Wave Cloud Encryption Management of Mac OS devices provides an economic way to protect data for the enterprise.

• Data Loss Protection
◦The Protector product ("Protector") provides port control and removable media encryption. Protector blocks users from connecting to unauthorized devices or using unauthorized interfaces (including public hot spots). As an example, Protector allows an IT Administrator to define if users can use USB memory devices. Also when the action is authorized, it enforces encryption, automatically guiding the user through securing data.

◦The Inspector product ("Inspector") provides enforcement of data-centric security policies across multiple channels, including email, web (HTTP, HTTPS), FTP, external storage devices, CD/DVD burners, iPhone, iPad and other smart phones, file repositories, print screen, local printers, and network printers. Inspector will inspect, classify and block leakage of sensitive data in real time. Enterprise users access large amounts of data in the course of their normal jobs, Inspector ensures they do not mistakenly send a document with sensitive data to an unauthorized source.

◦The Encryptor product ("Encryptor") provides software full disk encryption. It is suitable as part of an enterprise migration to SED to cover their legacy systems running Windows XP or Vista

Market Overview
Software has traditionally secured critical information on networks and PCs and allowed for user access to various applications. Virus attacks and breaches of security are on the rise and have demonstrated that software, on its own, is not always capable of completely securing a network or platform. Because of these security concerns, we believe that there is a need in the computer industry for the development and deployment of a more robust and reliable security infrastructure including new security hardware in devices to guard against these persistent security risks. Wave is seeking to become a software, application and services leader in the hardware-based digital security market. We believe Wave has been a pioneer in developing hardware-based computer security systems and that we are distinctly positioned to take advantage of our unique knowledge, significant technology assets and trusted computing intellectual property. Our objective is to make our products and services the preferred applications and infrastructure for Trusted Platforms.
We operate in the information security market, a highly competitive and fragmented environment that is characterized by rapidly evolving technology. The competitive factors defining these evolving markets include product features, compatibility, standards compliance, quality and reliability, ease of use, performance, customer service and support, distribution and price. The features of Wave's products should allow it to compete favorably primarily because of its cross-platform interoperability and ease of use. The rate of market acceptance of trusted computing solutions continues to reflect its formative and early stages despite the substantial increase in distribution of the technology.
Our key competitors currently include WinMagic, Inc. ("WinMagic"), RSA Security, Inc., Sophos Ltd. ("Sophos"), Symantec Corporation ("Symantec"), McAfee Inc. ("McAfee"), SafeNet Inc. ("SafeNet"), Softex, Inc. ("Softex"), Entrust, Inc. and Absolute Software Corporation ("Absolute Software"). Recent consolidations of large competitors (including acquisitions made by our competitors named above) within our market have further increased the size and resources of some of these firms. These competitors are often able to offer more scale, which in some instances has enabled them to significantly discount their services in exchange for revenues in other areas or at later dates. Additionally, in an effort to maintain market share, many of our competitors are heavily discounting their services.
Marketing and Sales
Wave provides hardened cybersecurity solutions for the protection of corporate data. Many of our customers operate in industries that are subject to stringent data protection regulations. Our products focus on protecting these companies against the threats posed by unauthorized access and data breach. Our principal competitive strengths include our longstanding focus on hardware-enabled security; our experience with extremely large national and multi-national deployments; our industry reputation as a leader and a visionary; and our direct partnerships with many of the major hardware manufacturers and PC OEMs.
We market and sell our solutions worldwide primarily through our direct sales force and through indirect distribution channel partners and strategic partners. The direct sales force is responsible for providing highly responsive, quality service and ensuring client satisfaction. Strategic partnerships and alliances provide us with additional access to potential clients. We also market our solutions to original equipment manufacturers ("OEMs") in an effort to get our solutions in personal computers ("PCs") that are ultimately purchased by enterprise customers. Key decision makers involved in the sales process on the customer side typically consists of information technology executives, finance executives and managers of communications assets and networks.
Our marketing strategy is to focus on large national and multinational corporations, as well as significant opportunities in the government sector. The information security market is crowded with competitors. We believe we are differentiated by our consistent focus on leveraging the native capabilities of many computing devices in order to offer solutions that combine stronger security with a better user experience. We have developed a strong corporate identity and are focused on driving increased market awareness with a combination of corporate marketing and partner marketing programs. Our solutions are marketed to a precisely targeted set of customers within specific industry verticals.

Wave is an innovative company and thought leadership is a key component of our messaging strategy. We engage in a wide variety of marketing activities including digital marketing, e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, website marketing, webcasts, public relations campaigns, speaking engagements and forums. We participate in and sponsor conferences that cater to our target market and demonstrate and promote our software and services at trade shows targeted to information technology and finance executives. We also publish "white papers" relating to relevant cybersecurity issues and develop customer reference programs, such as customer case studies, in an effort to promote better awareness of industry issues and demonstrate that our solutions can address many of these risks to an organization.
Segment Reporting
Information required by this item is incorporated herein by reference to "Segment Reporting" in Note 19 of the Notes to Consolidated Financial Statements.
Financial Information about Geographic Areas
Information required by this item is incorporated herein by reference to "Segment Reporting" in Note 19 of the Notes to Consolidated Financial Statements.
International Market
Most of our software products are controlled under various United States export control laws and regulations and may require export licenses for certain exports of the products and components outside of the United States and Canada. With respect to our products, we have applied for and received export classifications that allow us to export our products, without a license and with no restrictions, to any country throughout the world with the exception of Cuba, Iran, North Korea, Sudan and Syria.
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
Wave has eighteen (18) United States patents active and twelve (12) patents pending before the United States Patent and Trademark Office. In addition, we have nine (9) foreign patents active and fifteen (15) foreign patents pending before various foreign patent offices. Our patents are material to protecting some of our technology.

We also rely on copyright law to prevent the unauthorized duplication of our software and hardware products. We have and will continue to protect our software and our copyright interest therein through agreements with our consultants. We can provide no assurance that copyright laws will adequately protect our technology.
Research and Development
Wave's products incorporate technologies in which we have made a substantial investment in research and development ("R&D"). We will likely be required to continue to make substantial investments in the design of information security applications and services. For the years ended December 31, 2014, 2013 and 2012, we spent approximately $10.3 million, $11.4 million and $19.1 million, respectively, on R&D activities.
Employees
As of December 31, 2014, we employed one hundred thirty-two (132) full-time employees, eighty-six (86) of whom were involved in sales, marketing and administration and forty-six (46) of whom were involved in research and development. As of December 31, 2014, we retained the services of three (3) full-time and three (3) part-time consultants.
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
The U.S. and numerous other leading markets around the world continue to experience slow recoveries or more challenging economic conditions, and we believe meaningful risk remains of returned deterioration in economic conditions and of substantial and continuing financial market disruptions in certain large economies. Conditions in the global financial markets and economic and geopolitical conditions throughout the world are outside of our control and difficult to predict, being influenced by factors such as national and international political circumstances (including governmental instability, wars, terrorist acts or security operations), interest rates, market volatility, asset or market correlations, equity prices, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation including as regards taxation, trade barriers, commodity prices, interest rates, currency exchange rates and controls. While many governments, including the U.S. federal government, have taken substantial steps to stabilize economic conditions in an effort to increase liquidity and capital availability, if economic conditions should weaken, the business environment in our principal markets would be adversely affected, which may negatively impact, among other things:

•	the continued growth and development of our business;

•	our liquidity;

•	our ability to raise capital and obtain financing; and

•	the price of our common stock.
We have a history of net losses and expect net losses will continue. If we continue to operate at a loss our business will not be financially viable.
We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave's revenue in 2014 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of our products with respect to the digital security industry in which we operate. As of December 31, 2014, we had an accumulated deficit of approximately $430.1 million and negative working capital of approximately $5.0 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets such as digital security.
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
In addition to our efforts to generate revenue sufficient to fund our operations, or complete one or more commercial or strategic transactions, Wave may evaluate additional financing options to generate additional capital in order to continue as a going concern, to capitalize on business opportunities and market conditions and to insure the continued development of our technology, products and services. We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock our stockholders' ownership will be diluted and the shares issued may have rights, preferences or privileges senior to those of our common stock. In addition, if we pursue debt financing we will be required to pay interest costs. The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives. Even if we are successful in raising additional capital, uncertainty with respect to Wave's viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services considerable uncertainty exists as to whether or not Wave's business model is viable. If we are not successful in generating sufficient cash flow or obtaining additional funding we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures. Due to our current cash position, our forecasted capital needs over the next twelve months and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.
A single customer accounts for a significant portion of our revenues and, therefore, the loss of that customer may have a material adverse effect on our results of operations.

We expect that a small number of customers will continue to account for a large portion of our revenues for the foreseeable future. Dell accounted for approximately 32% of our revenue for the year ended December 31, 2014, as discussed below. Barring another royalty agreement with Dell, we anticipate that this Dell royalty revenue will continue to decline until it terminates completely. For the year ended December 31, 2015 and beyond, the Company will attempt to mitigate the loss of Dell revenue by, among other things, increasing sales to large enterprise customers and engaging other OEM customers in long-term licensing and distribution agreements.
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
Sales to a relatively small number of OEM customers, as opposed to direct retail sales to end customers, comprised a significant portion of our revenues for the year ended December 31, 2014. Dell accounted for approximately 32% of our revenue for the year ended December 31, 2014. From time to time Dell updates its hardware platforms with new security solutions packages. Our bundled software has been included on Dell platforms since 2006 with the Dell Data Protection Access solution (DDPA). On March 15, 2013, Dell notified us that it will be replacing the DDPA solution in its next generation of client hardware platforms that began shipping in late 2013. As it has with other solution upgrades since 2006, Dell has also informed us that it will continue to discuss with Wave opportunities to include our software on future Dell platforms. However, Dell has not communicated to us any decisions regarding future platforms and we have no assurance that our software will be included in Dell's future platforms. We anticipate that our royalty revenue received from Dell will continue to decline as the Dell platforms that include Wave software decrease in shipping volume. For each of the three-months ended March 31, June 30, September 30 and December 31, 2014, Dell royalty revenue declined quarter over quarter as we had anticipated. Barring another royalty agreement with Dell, we anticipate that this Dell royalty revenue will continue to decline until it terminates completely. For the year ended December 31, 2015 and beyond, the Company will attempt to mitigate the loss of Dell revenue by, among other things, increasing sales to large enterprise customers and engaging other OEM customers in long-term licensing and distribution agreements.
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
An increasing number of market entrants have introduced or are developing products and services that compete with Wave's. Our competitors may be able to develop products and services that are more attractive to customers than our products and services. Many of our competitors and potential competitors have substantially greater financial, technical and marketing resources than we have. Also, many current and potential competitors have greater name recognition and larger customer bases that could be leveraged to enable them to gain market share or product acceptance to our detriment. Wave's potential competitors include security solutions providers such as WinMagic, RSA Security, Inc., Sophos, Symantec, McAfee, SafeNet, Softex, Entrust, Inc. and Absolute Software.

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
Due in large part to Wave's early stage and lesser name recognition we depend upon strategic partners such as large, well established personal computer and semiconductor manufacturers and computer systems' integrators to adopt our products and services within the marketplace. These companies may choose not to use our products and could develop or market products or technologies that compete directly with us. We cannot predict whether these third parties will commit the resources necessary to achieve broad-based commercial acceptance of our technology. Any delay in the use of our technology by these partners could impede or prohibit the commercial acceptance of our products. Although we have established some binding commitments from some of our strategic partners there can be no assurance that we will be able to enter into additional definitive agreements or that the terms of such agreements will be satisfactory. It will be necessary for Wave to expand upon our current business relationships with our partners, or form new ones, in order to sell more products and services for Wave to become a viable, self-sufficient enterprise.
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

Safend's operations are located in the State of Israel which will constitute a material portion of our business. Accordingly, political, economic and military conditions in Israel and the surrounding region may affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Although Israel has entered into peace treaties with Egypt and Jordan, and various agreements with the Palestinian Authority, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians and others, since September 2000. The establishment in 2006 of a government in the Gaza Strip by representatives of the Hamas militant group has created heightened unrest and uncertainty in the region. In mid-2006, Israel engaged in an armed conflict with Hezbollah, a Shiite Islamist militia group based in Lebanon, and in June 2007, there was an escalation in violence in the Gaza Strip. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in various parts of Israel and which negatively affected business conditions in Israel. During July 2014, Israel was again engaged in an armed conflict with Hamas involving missile strikes against civilian targets in various parts of Israel which negatively affected business conditions in the region. Also, there continues to be great international concern in connection with Iran’s efforts to develop and enrich uranium which could lead to the development of nuclear weapons. Iran’s successful enrichment of uranium could significantly alter the geopolitical landscape in the Middle East, including the threat of international war, which could significantly impact business conditions in Israel.
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
The research and development efforts of Safend have been financed, in part, through grants that Safend has received from the Israeli Office of the Chief Scientist, or OCS. Safend therefore must comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 1984, and related regulations, or the Research Law regarding the intellectual property and products generated by Safend. The terms of these grants and the Research Law restrict the transfer of know-how if such know-how is related to products, know-how and/or technologies which were developed using the OCS grants, and the transfer of manufacturing or manufacturing rights of such products, technologies and/or know-how outside of Israel without the prior approval, pursuant to the Research Law, of the appropriate authority of the OCS. Therefore, the discretionary approval of an OCS committee will be required for any transfer to third parties outside of Israel of rights related to certain of Safend's technologies which have been developed with OCS funding. Safend may not receive the required approvals should it wish to transfer this technology and/or development outside of Israel in the future. Safend did not receive any grants during the year ended December 31, 2014 and does not intend on applying for new grants in the future.
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
Our common stock is listed on the National Association of Securities Dealers Automated Quotations Capital Market ("NASDAQ"). In order to maintain our NASDAQ listing, NASDAQ Marketplace Rule 5550(a)(2) (the “Bid Price Rule”) requires that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. On January 15, 2015, we received notification from the Listing Qualifications Department of the NASDAQ Stock Market indicating that our common stock is subject to potential delisting from the NASDAQ Capital Market because for a period of 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under the Bid Price Rule. The NASDAQ notice indicated that, in accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until July 14, 2015, to regain compliance. If, at anytime before July 14, 2015, the bid price of the our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ staff will provide written notification that it has achieved compliance with the Bid Price Rule. If we fail to regain compliance with the Bid Price Rule before July 14, 2015 but we meet all of the other applicable standards for initial listing on the NASDAQ Capital Market with the exception of the minimum bid price, then we may be eligible to have an additional 180 calendar days, or until January 10, 2016, to regain compliance with the Bid Price Rule. In addition to the Bid Price Rule, in order to remain listed on the NASDAQ Capital Market, we must also maintain compliance with all of the other required continued listing requirements of the NASDAQ Capital Market, including the $35 million market capitalization requirement. If our common stock ceases to be listed for trading on the NASDAQ Capital Market, we expect that our common stock would be traded on the Financial Industry Regulatory Authority’s Over-the-Counter Bulletin Board (OTC-BB). The level of trading activity of our common stock may decline if it is no longer listed on the NASDAQ Capital Market. If our common stock ceases to be listed for trading on the NASDAQ Capital Market for any reason, it may harm our stock price, increase the volatility of our stock price and make it more difficult to sell your shares of our common stock.
Our ability to raise capital may be limited by applicable laws and regulations.
Our ability to raise capital using a shelf registration statement may be limited by, among other things, current Securities and Exchange Commission (“SEC”) rules and regulations. Under current SEC rules and regulations, we must meet certain requirements to use a Form S−3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that the market value of our outstanding common stock held by non−affiliates, or public float, be at least $75.0 million as of a date within 60 days prior to the date of filing the Form S−3. If we do not meet that requirement, then the aggregate market value of securities sold by us or on our behalf under the Form S−3 in any 12−month period is limited to an aggregate of one−third of our public float. Moreover, even if we meet the public float requirement at the time we file a Form S−3, SEC rules and regulations require that we periodically re−evaluate the value of our public float, and if, at a re−evaluation date, our public float is less than $75.0 million, we would become subject to the one−third of public float limitation described above. If our ability to utilize a Form S−3 registration statement for a primary offering of our securities is limited to one−third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S−1 registration statement and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S−3 registration statement.

In addition, under current SEC rules and regulations, our common stock must be listed and registered on a national securities exchange in order to utilize a Form S−3 registration statement (i) for a primary offering, if our public float is not at least $75.0 million as of a date within 60 days prior to the date of filing the Form S−3, or a re−evaluation date, whichever is later, and (ii) to register the resale of our securities by persons other than us (i.e., a resale offering). While currently our common stock is listed on the NASDAQ, there can be no assurance that we will be able to maintain such listing. The NASDAQ reviews the appropriateness of continued listing of any issuer that falls below the exchange’s continued listing standards. Previously, including as recently as January 2015, we were not in compliance with certain NASDAQ continued listing standards and were at risk of having our common stock delisted from the NASDAQ. For additional information regarding this risk, see the risk factor above titled “If our common stock ceases to be listed for trading on the NASDAQ Capital Market, it may harm our stock price and make it more difficult to sell shares.”

Our ability to timely raise sufficient additional capital also may be limited by the NASDAQ’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NASDAQ requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by the NASDAQ staff. Based on 51,475,368 shares of our common stock outstanding as of March 2, 2014 and the closing price per share of our common stock on such date, which was $0.81, we could not raise more than approximately $8.3 million without obtaining stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering that is not considered a public offering by the NASDAQ staff and involves the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price  less than the greater of book or market value. The NASDAQ also requires that we obtain stockholder approval if the issuance or potential issuance of  additional shares will be considered by the NASDAQ staff to result in a change of control of our company.

Obtaining stockholder approval is a costly and time-consuming process. If we are required to obtain stockholder approval for a potential transaction, we would expect to spend substantial additional money and resources. In addition, seeking stockholder approval would delay our receipt of otherwise available capital, which may materially and adversely affect our ability to execute our current business strategy, and there is no guarantee our stockholders ultimately would approve a proposed transaction. A public offering under the NASDAQ rules typically involves broadly announcing the proposed ultimately would approve a proposed transaction. A public offering under the NASDAQ rules typically involves broadly announcing the proposed transaction, which often times has the effect of depressing the issuer’s stock price. Accordingly, the price at which we could sell our securities in a public offering may be less, and the dilution existing stockholders experience may in turn be greater, than if we were able to raise capital through other means.

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

Facility	Sq. Ft.	Annualized Lease Cost	Lease Expires
Cupertino, CA	16,000	$624,000	Jul. 2016
Tel Aviv, Israel	10,000	209,000	Jan. 2016
Lee, MA	13,000	159,000	Feb. 2016
Princeton, NJ	5,000	103,000	Dec. 2015
Frankfurt, Germany	500	27,000	Monthly
London, UK	250	26,000	Monthly
Orvault, France	250	24,000	Mar. 2018
Taipei, Taiwan	250	7,000	Monthly
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

	High	Low
Year Ended December 31, 2014
First Quarter	$1.18	$0.69
Second Quarter	2.32	0.80
Third Quarter	1.66	1.03
Fourth Quarter	1.34	0.76
Year Ended December 31, 2013
First Quarter	$4.24	$2.60
Second Quarter	2.80	1.20
Third Quarter	1.91	0.87
Fourth Quarter	1.44	0.82
As of March 1, 2015, there were approximately 17,500 holders of our Class A Common Stock. As of such date, there were 11 holders of our Class B Common Stock.
On March 2, 2015, the last sale price reported on the NASDAQ Capital Market for the Class A Common Stock was $0.81.
We have never declared, nor paid, cash dividends on our Class A Common Stock. We currently anticipate that we will retain all future earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends on our Class A Common Stock in the foreseeable future.

Performance Graph
The following line graph compares the Company's cumulative total return to stockholders with the cumulative total return of the NASDAQ Market Value Index and the Computer Related Services SIC Code Index from December 31, 2009 through December 31, 2014. These comparisons assume the investment of $100 on December 31, 2009 and the reinvestment of dividends. The stock performance on the graph is not necessarily indicative of future stock price performance.

Wave Systems Corp.
Comparison of Cumulative Total Return to Stockholders
December 31, 2009 through December 31, 2014

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Wave Systems Corp., the NASDAQ Composite Index, and SIC Code Index

*    $100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Wave Systems	Peer Group (SIC Code 7379)	NASDAQ Market
12/31/2009	$100.00	$100.00	$100.00
12/31/2010	277.46	56.56	117.61
12/31/2011	152.82	1,433.24	118.70
12/31/2012	50.49	1,310.01	139.00
12/31/2013	16.02	1,258.64	196.83
12/31/2014	14.08	924.71	223.74
Item 6.    Selected Financial Data
The selected historical consolidated financial data presented below as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 are derived from our audited Consolidated Financial Statements contained in Item 8 of this report. The historical consolidated data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 are derived from our audited Consolidated Financial Statements, which are not included in this report. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and related notes in Part IV, Item 15(a) of this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	2014	2013	2012	2011	2010
Net Revenues	$16,970,834	$24,400,852	$28,844,513	$36,139,015	$26,050,792
Operating expenses:
Cost of net revenues	1,288,776	3,696,936	6,866,332	2,037,649	1,776,818
Adjustments to purchase accounting	—	—	—	1,033,206	—
Selling, general and administrative	18,794,273	26,829,636	32,632,237	27,871,223	18,019,707
Research and development	10,333,607	11,380,258	19,055,894	16,087,129	10,288,460
Impairment of goodwill and purchased intangible assets	—	2,590,000	4,054,732	—	—
Total operating expenses	30,416,656	44,496,830	62,609,195	47,029,207	30,084,985
Operating loss	(13,445,822)	(20,095,978)	(33,764,682)	(10,890,192)	(4,034,193)
Other income (expense):
Net currency transaction gain (loss)	(14,828)	(17,220)	12,156	175,004	—
Gain on sale of eSign	1,304,579	—	—	—	—
Net interest and other income (expense)	(712,527)	(200,456)	(197,989)	(4,589)	(15,842)
Total other income (expense)	577,224	(217,676)	(185,833)	170,415	(15,842)
Loss before income taxes	(12,868,598)	(20,313,654)	(33,950,515)	(10,719,777)	(4,050,035)
Income tax expense	(12,000)	(10,610)	(12,033)	(74,959)	(72,782)
Net loss	$(12,880,598)	$(20,324,264)	$(33,962,548)	$(10,794,736)	$(4,122,817)
Weighted average number of common shares outstanding during the period	43,024,449	29,825,854	24,051,126	21,086,182	19,981,119
Loss per common share—basic and diluted	$(0.30)	$(0.68)	$(1.41)	$(0.51)	$(0.21)
Cash dividends declared per common share	-0-	-0-	-0-	-0-	-0-

Consolidated Balance Sheet Data

	2014	2013	2012	2011	2010
Working capital	$(5,048,377)	$(8,194,200)	$(5,731,535)	$(1,984,916)	$2,588,456
Total assets	8,033,360	11,824,909	18,633,158	30,122,257	17,083,883
Long-term liabilities	5,904,762	5,591,861	6,396,437	5,188,545	1,466,734
Total liabilities	14,949,187	20,808,084	21,498,615	18,580,902	14,387,112
Total stockholders' (deficit) equity	$(6,915,827)	$(8,983,175)	$(2,865,457)	$11,540,575	$2,696,771

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in five sections:

•	Business Highlights

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations

•	Critical Accounting Policies
Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Wave's consolidated financial statements as of December 31, 2014 have been prepared under the assumption that we will continue as a going concern. Wave's independent registered public accounting firm has issued a report dated March 9, 2015, that includes an explanatory paragraph referring to our significant operating losses and substantial doubt about our ability to continue as a going concern (See Note 4 to Wave's consolidated financial statements).
Business Highlights
The 2014 fiscal year has been a period of critical transition for Wave-marked by numerous changes to its operations, a more focused sales and marketing strategy and targeted headcount changes across the organization.  Management has strived to establish ways to improve efficiency across Wave’s business, particularly in the manner in which Wave develops, markets and sells its products.
The following are the critical business items that occurred during the twelve-months ended December 31, 2014:

•
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

•
In addition to the change in the Company’s Chief Financial Officer, there have been other changes to Wave’s operations that are focused on the Company’s goals of clarity, efficiency and accountability.  The Company has significantly revised its sales and marketing plans to focus its sales efforts on higher margin Wave solutions and products and to target sales efforts toward larger customers with the Wave security message.  With this change, the Company hired many new sales reps with the background and skills to help address these sophisticated sales opportunities.  The Company has also reduced sales reps in other areas in order to remain headcount neutral and control costs.

•
The Company added Lorraine Hariton and David Côté to its Board of Directors. Ms. Hariton and Mr. Côté each have over 25 years of technology industry experience, having led successful technology firms as Chief Executive Officer. On December 15, 2014, David Côté was elected as the company’s newly appointed Chairman of the Board of Directors, replacing the Company's longtime Chairman, John Bagalay Jr., who passed away in November 2014.

•
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

•
On July 22, 2014 Wave released Virtual Smart Card 2.0, the only enterprise-grade, comprehensive lifecycle management solution for virtual smart cards on devices running Windows. Virtual smart cards are designed to emulate the functionality of physical tokens but can offer greater convenience to users, lower total cost of ownership and a reduced risk of inappropriate or unauthorized use. Because virtual smart cards utilize the built-in security of the Trusted Platform Module security chip, no physical card or token is required.

•
On October 15, 2014, Wave sold its eSignSystems product line to DocMagic, Inc. for $1,214,000.  The disposition of the eSignSystems product line is part of Wave’s strategy to refocus assets on pursuing targeted market segments for its current solutions, as well as accelerating the development of new solutions. This is a positive step in management’s plan to complete a realignment of the Company for the purpose of greater business efficiency.

As the Company has stated over the past year, the current business plan is not a short-term proposition, and it will likely take several quarters before the financial benefits become clear.
Results of Operations
Comparison of the years ended December 31, 2014 and 2013
Net Revenues:

	2014	2013	Increase (Decrease)	% Change
Licensing and maintenance	$16,670,834	$22,591,914	$(5,921,080)	(26)%
Services	300,000	1,808,938	(1,508,938)	(83)%
Total Net Revenues	$16,970,834	$24,400,852	$(7,430,018)	(30)%
The decrease in licensing and maintenance revenues was due primarily to lower revenue recognized on Wave’s license upgrade sales of approximately $939,000 and a decrease in OEM revenue of approximately $5,027,000.
The decrease in license upgrade revenue of approximately $939,000 primarily related to the approximate $928,000 decline in consulting services from one of the world’s leading international oil and gas companies.
The decrease in OEM revenue of approximately $5,027,000 consisted of lower Dell royalty revenue of approximately $4,542,000, primarily as the result of a decrease in the volume of Dell shipments. We anticipate that the Dell royalty revenue will continue to decline as Dell previously notified Wave that it has replaced Wave’s solution in its next generation of client hardware platforms that are currently shipping. Additionally, revenues relating to a license and service agreement with Samsung decreased $510,000 at the total value of the license and service agreement with Samsung was recognized ratably beginning in March 2013 through the March 2014.
Services revenue earned during the year ended December 31, 2014 was from a fixed-price agreement with an OEM partner. Services revenue earned during the year ended December 31, 2013 was from fixed-price modifications to a contract awarded by the United States Department of Defense which was completed during 2013.
Operating Expenses:

	2014	2013	Increase (Decrease)	% Change
Licensing and maintenance—cost of net revenues	$1,215,776	$3,419,271	$(2,203,495)	(64)%
Services—cost of net revenues	73,000	277,665	(204,665)	(74)%
Selling, general and administrative	18,794,273	26,829,636	(8,035,363)	(30)%
Research and development	10,333,607	11,380,258	(1,046,651)	(9)%
Impairment of goodwill and intangible assets	—	2,590,000	(2,590,000)	(100)%
Total operating expenses	$30,416,656	$44,496,830	$(14,080,174)	(32)%
Licensing and maintenance—cost of net revenues, consists primarily of customer support personnel costs, share-based compensation expense, foreign tax withholdings and amortization expense and impairment charges on the developed technology intangible asset. The decrease in licensing and maintenance—cost of net revenues was due primarily to a $1,615,000 impairment charge on the developed technology intangible asset during the year ended December 31, 2013. As a result of the impairment charges to the developed technology intangible asset, amortization expense was approximately $25,000 for the year ended December 31, 2014 as compared to approximately $99,000 for 2013, a decrease of $74,000. The decrease in licensing and maintenance—cost of net revenues was also due to lower Wave support costs of approximately $464,000 for consulting services to one of the world’s leading international oil and gas companies. The consulting services were substantially completed during 2013.

Services — cost of net revenues incurred during the year ended December 31, 2014 was for work performed on fixed-price contract with an OEM partner. Services — cost of net revenues incurred during the year ended December 31, 2013 was for work performed on fixed-price modifications to a contract with the United States Department of Defense which was completed in 2013.
The decrease in SG&A expenses during year ended December 31, 2014 as compared to 2013 was due primarily to: (i) a decrease in Wave salaries and related benefits, totaling approximately $6,362,000, (ii) a decrease of approximately $716,000 in travel expenses, (iii) a decrease of $205,000 in Wave telephone expenses, consisting primarily of new systems implemented in 2014, (iv) a decrease of approximately $105,000 in professional fees, and (v) a decrease of approximately $363,000 in Wave’s conferences and trade show expenses. These decreases were primarily the result of cost cutting measures implemented during 2013 and continuing during 2014. Approximately $634,000 of the decrease in salaries and related benefits was the result of an immaterial correction of an error in our accounting for share-based compensation.
On March 31, 2014, Mr. Gerard T. Feeney was terminated from his positions of Chief Financial Officer and Secretary of the Company, but he remained employed as a non-executive officer through April 30, 2014. In connection with Mr. Feeney’s employment agreement with the Company, Mr. Feeney was entitled to a lump sum in an amount equal to one year’s annual base salary and a lump sum in an amount equal to the fixed bonus that would have been earned in the one year period following termination. As a result of Mr. Feeney’s termination, the salary and fixed bonus severance amounts were $275,600 and $137,800, respectively. The total severance of $413,400 is included in selling, general and administrative expense for 2014. The 2013 selling, general and administrative expense includes a $1,013,000 severance for Wave's former President and CEO.
The activities supported by SG&A expenses include business development, sales, marketing, corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.
The decrease in research and development expenses during the year ended December 31, 2014 as compared to 2013 was due primarily to a decrease in Wave salaries and related benefits totaling approximately $1,709,000, resulting from cost cutting measures implemented during 2013, partially offset by the $600,000 credit recorded to R&D expense during 2013 related to the completion of funded software development for Dell, and an increase in rent and utilities expense of approximately $236,000, primarily relating to an increase in rent at Wave’s Cupertino, CA office. Approximately $272,000 of the decrease in salaries and related benefits was the result of an immaterial correction of an error in our accounting for share-based compensation.
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
When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described in the critical accounting policies section below. Based on the analysis, the Company recorded an impairment charge of approximately $1,615,000 for developed technology intangible assets. The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for decline of the fair value of the Safend reporting unit.
After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above, the Company completed the two step goodwill impairment test for the Safend reporting unit. The step two goodwill impairment test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2,590,000, which resulted in a $1,448,000 remaining carrying value of Safend goodwill as of March 31, 2013. The goodwill impairment totaling $2,590,000 was included in the impairment of goodwill line item in the consolidated statements of operations. The developed technology impairment charge of $1,615,000 is included in the licensing and maintenance—cost of net revenues line item in the consolidated statements of operations.
The Company tested Safend goodwill as of September 30, 2014 and concluded that there was no impairment to goodwill. There was significant headroom between the carrying value goodwill and its fair value. The significant headroom was primarily due to the cost cutting measures that were implemented during 2013 and continued into 2014.
Due to the reasons set forth above, the Company's operating loss for the year ended December 31, 2014 was $13,445,822 as compared to $20,095,978 for 2013.

Comparison of the years ended December 31, 2013 and 2012

	2013	2012	Increase (Decrease)	% Change
Licensing and maintenance	$22,591,914	$27,480,732	$(4,888,818)	(18)%
Services	1,808,938	1,363,781	445,157	33%
Total Net Revenues	$24,400,852	$28,844,513	$(4,443,661)	(15)%
The decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $2,550,000, primarily as the result of a decrease in the volume of Dell shipments and a net decrease in revenue recognized on Wave's license upgrade sales of approximately $1,509,000 during the year ended December 31, 2013 as compared to 2012. The decrease in revenue recognized on Wave's license upgrade sales was due primarily to a decrease of approximately $1,274,000 in revenue recognized for an order from one of the world's leading international oil and gas companies. The order, which involved tens of thousands of licenses as well as related software maintenance and consulting services through the end of 2012, was a "large" class order for which VSOE has not yet been achieved. As a result, we recognized the $1,700,000 of license and maintenance order ratably through the end of 2012, which resulted in revenue of approximately $1,578,000 for the year ended December 31, 2012. For this same customer, we recognized approximately $304,000 during the year ended December 31, 2013 for continued maintenance and additional license upgrades purchased during 2013.
Services revenue earned during the year ended December 31, 2013 and 2012 was from fixed-price modifications to a contract awarded by the United States Department of Defense.

	2013	2012	Increase (Decrease)	% Change
Licensing and maintenance—cost of net revenues	$3,419,271	$6,722,221	$(3,302,950)	(49)%
Services—cost of net revenues	277,665	144,111	133,554	93%
Selling, general and administrative	26,829,636	32,632,237	(5,802,601)	(18)%
Research and development	11,380,258	19,055,894	(7,675,636)	(40)%
Impairment of goodwill	2,590,000	4,054,732	(1,464,732)	(36)%
Total operating expenses	$44,496,830	$62,609,195	$(18,112,365)	(29)%
Licensing and maintenance—cost of net revenues, consists primarily of foreign tax withholdings, customer support personnel costs, share-based compensation expense, and amortization expense and impairment charges on the developed technology intangible asset. The decrease in licensing and maintenance—cost of net revenues was due primarily to a $1,615,000 impairment charge on the developed technology intangible asset during the year ended December 31, 2013 as compared to a $3,400,000 impairment charge to this same asset during the year ended December 31, 2012, a decrease of $1,785,000. As a result of the impairment charges to the developed technology intangible asset, amortization expense was approximately $99,000 for the year ended December 31, 2013 as compared to approximately $915,000 for 2012, a decrease of $816,000. The decrease in licensing and maintenance—cost of net revenues was also due to a decrease in Wave salaries of approximately $248,000 and a decrease in tax withholdings associated with OEM revenue due to declining OEM shipments of approximately $219,000, offset by an increase of approximately $96,000 in support costs for consulting services to one of the world's leading international oil and gas companies.
Services—cost of net revenues incurred during year ended December 31, 2013 and 2012 was for work performed on fixed-price modifications to a contract with the United States Department of Defense.
The decrease in selling, general and administrative ("SG&A") expenses during the year ended December 31, 2013 as compared to 2012 was due primarily to (i) a decrease in salaries and related benefits totaling approximately $3,030,000 consisting of a decrease in salaries of approximately $1,855,000 due to headcount reductions, a decrease in stock compensation expense of approximately $2,188,000 due to a lower share price and forfeitures, partially offset by severance expense of approximately $1,013,000 for Wave's former CEO and President, (ii) a decrease of approximately $533,000 in travel expenses, (iii) a decrease of $448,000 in professional services expenses, consisting primarily of consulting and recruitment fees, (iv) a decrease of $124,000 in maintenance agreements, (v) a decrease of approximately $1,140,000 in trade show and marketing expenses, (vi) a decrease of approximately $279,000 in depreciation and amortization expense primarily as a result of an impairment charge to the customer relationship intangible asset during the fourth quarter of 2012 and (vii) a decrease of approximately $175,000 in office related expenses.
The decrease in R&D expenses during the year ended December 31, 2013 as compared to 2012 was due primarily to (i) a decrease in salaries and related benefits totaling approximately $6,064,000, which included an approximate $947,000 decrease in stock compensation as a result of a lower share price and forfeitures during 2013, (ii) a decrease in outsourced engineering totaling approximately $649,000, (iii) a decrease of approximately $36,000 in travel expenses and (iv) a credit of

$600,000 related to the completion of funded software development for Dell. In November 2012, Wave received $600,000 from Dell for the performance of certain software development services. The $600,000 received from Dell was deferred as a current liability on the consolidated balance sheet at December 31, 2012 and was offset against research and development expense during the year ended December 31, 2013 upon completion of the software development.
During the first quarter of 2013 and the fourth quarter of 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, significantly lower than expected revenue, identification of increased competition for transactions involving Safend products, inability of the combined sales force to close large transactions and downward revisions to management's short-term and long-term forecast for Safend. The revised forecast reflected changes related to revenue growth rates, current market trends, expected deal synergies and other expectations impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that the fair value of the Safend reporting unit was less than its carrying amount.
When indicators of impairment are present, such as those noted above, the Company tests long-lived assets for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. Based on the results of the recoverability test during the first quarter of 2013 and fourth quarter of 2012, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described below in the critical accounting policies section. Based on the analysis, the Company recorded impairment charges of $1,600,000 and $5,300,000 on intangible assets during the first quarter of 2013 and fourth quarter of 2012, respectively. The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the decline of the fair value of the Safend reporting unit.
After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above in the first quarter of 2013 and the fourth quarter of 2012, the Company completed the two step goodwill impairment test for the Safend reporting unit. This test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2,200,000 during the fourth quarter of 2012, which resulted in a $4,038,000 remaining carrying value of Safend goodwill as of December 31, 2012 and an additional goodwill impairment charge of $2,590,000 during the first quarter of 2013, which resulted in a $1,448,000 remaining carrying value of Safend goodwill as of December 31, 2013. The goodwill impairment charge totaling approximately $2,590,000 for the year ended December 31, 2013 and the impairment charge totaling approximately $4,100,000 for the year ended December 31, 2012, which consists of the goodwill impairment of approximately $2,200,000 and an additional $1,900,000 of impairment on the customer relationship and in-process technology intangible assets, are included in the impairment of goodwill and intangible assets line item in the consolidated statements of operations. The developed technology impairment charge of approximately $1,600,000 and $3,400,000 for the years ended December 31, 2013 and 2012, respectively, are included in the licensing and maintenance—cost of net revenues line item in the consolidated statements of operations.
Due to the reasons set forth above, our net operating loss for the year ended December 31, 2013 was $20,095,978 as compared to $33,764,682 for year ended December 31, 2012.
Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker (CODM), or a decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our chief executive officer.
In the 2013 fiscal year, the Company previously reported two operating segments: EMBASSY® digital security products and services and Safend endpoint data loss security products and services. Information technology solutions were historically segmented as a result of the acquisition of Safend in September 2011 and the way in which the previous CODM viewed the business.
During the 2014 fiscal year, our CODM decided that our product offerings constitute a single business activity and that our financial results should be evaluated on that basis. Our CODM determined that a functional management approach with centralized roles and responsibilities would be best to enable the Company to efficiently scale and deliver its solutions to its customers. Our CODM assembled an executive team with specific business functional responsibility to move further towards an integrated and scalable operation and drive our business as an integrated offering. In the fourth quarter of the 2014 fiscal year our CODM discontinued our historical segmented reporting as a management tool. The Company presents a single segment for purposes of financial reporting and prepared its consolidated financial statements upon that basis.
The comparison of the years ended December 31, 2013 and 2012 have been restated to align with the single segment approach adopted in 2014.
Liquidity and Capital Resources

Summary
We closely manage our liquidity and capital resources. Key variables we use to manage our liquidity requirements include discretionary SG&A and R&D spending, capital expenditures, financing arrangements and working capital management. We plan to continue to exercise a disciplined approach to liquidity and capital management, while investing in key areas such as product development and research and development.
Given Wave's forecasted capital requirements for the year ending December 31, 2015, as detailed below in Liquidity requirements and future sources of capital, and our cash balance as of December 31, 2014, Wave will be required to raise additional capital prior to December 31, 2015 to continue to fund its operations. Wave's ability to raise additional capital is primarily based on two sources (see Liquidity requirements and future sources of capital below for discussion of restrictions):

•
Sales of registered Class A Common Stock under a $15,000,000 shelf registration statement filed with the U.S. Securities and Exchange Commission ("SEC") on December 18, 2014 and declared effective by the SEC on January 7, 2015 ("2015 shelf registration statement"); and

•	Sales of Class A Common Stock through private placements.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ended December 31:

	2014	2013	2012
Total cash provided by (used in):
Operating activities	$(16,176,856)	$(11,546,998)	$(15,756,216)
Investing activities	1,096,183	(412,715)	(169,660)
Financing activities	14,737,985	11,967,046	14,653,610
(Decrease) increase in cash and cash equivalents	$(342,688)	$7,333	$(1,272,266)
Operating Activities
The net cash used in operating activities of approximately $16,177,000 during the year ended December 31, 2014 was primarily related to the net loss adjusted for non-cash items of approximately $12,992,000, a decrease in accounts payable and accrued expenses, a decrease in deferred revenue and a decrease in accounts receivable. The decrease in accounts payable and accrued expenses during the year ended December 31, 2014 of approximately $2,961,000 was largely the result of severance payments made to Wave’s former President of approximately $976,000 and a decrease in accounts payable and accrued expenses of approximately $1,985,000. Proceeds from the June 11, 2014 financing were used to reduce other accounts payable and accrued expenses. The decrease in deferred revenue of approximately $1,833,000 was the result of the recognition of deferred revenue outpacing additions to deferred revenue during the year ended December 31, 2014. The decrease in accounts receivable of approximately $1,162,000 was largely due to the decline in Dell royalties.
The net cash used in operating activities of approximately $11,547,000 in the year ended December 31, 2013 was primarily related to the net loss adjusted for non-cash items of approximately $13,333,000, a decrease in accounts receivable of approximately $2,316,000 and a decrease in accounts payable and accrued expenses of approximately $735,000. The decrease in accounts receivable was primarily the result of the cash collection of a three-year maintenance renewal invoice from a significant customer of approximately $1,681,000 during the year ended December 31, 2013. The decrease in accounts payable and accrued expenses was the result of cost cutting measures implemented throughout the year ended December 31, 2013.
Investing Activities
The $1,096,000 in net cash provided by investing activity in 2014 was the result of the $1,214,000 in proceeds received from the sale of the eSign product line offset by $118,000 in capital expenditures.
The increase in cash used in investing activities in 2013 compared to 2012 of approximately $243,000 was the result of internal-use software developments costs of $226,000 in 2013 associated with the development of Wave Cloud.
Financing Activities
The increase in net cash provided by financing activities during the year ended December 31, 2014 compared to 2013 of approximately $2,771,000 was primarily the result of increases in net proceeds from the issuance of common stock via registered share offerings.

The significant amount of proceeds received in 2014 and 2013 from the sale of common stock were necessary in to support Wave's growth strategy and SG&A and R&D capital requirements.
Liquidity requirements and future sources of capital
Sources of capital may include the following:

•	cash on hand of approximately $1,777,000 as of December 31, 2014;

•	collection of receivables; and

•	additional financings.
If Wave is not successful in improving sales performance, Wave will not generate enough revenue to fund its cash flow requirements for the year ending December 31, 2015. As of December 31, 2014, we had approximately $1,777,000 of cash on hand. Given Wave’s forecasted capital requirements for the twelve-months ending December 31, 2015, and our cash balance as of December 31, 2014, Wave will be required to raise additional capital prior to December 31, 2015 to continue to fund its operations. Wave has historically raised additional capital from registered share offerings, sales of Class A Common Stock via the At the Market Sales Agreement with MLV & Co. LLC ("MLV") and through private placements. As a result of the June 11, 2014 offering, which used substantially all of the remaining availability of the 2013 shelf registration statement, the Company terminated all future sales under the At the Market Sales Agreement with MLV.
On January 26, 2015, Wave sold 5,513,044 shares of Class A Common Stock at $0.65 per share for gross proceeds of $3,583,479. This financing was completed under the 2015 shelf registration statement. Wave also issued warrants to the subscribers to purchase 2,205,216 shares of Class A Common Stock at an exercise price of $0.70 per share. These warrants expire on July 26, 2020. Security Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $3,338,000 in net proceeds after deducting the placement agent fees of approximately $215,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, Wave also issued warrants to SRA to purchase up to 330,783 shares of Wave Class A Common Stock for $0.70 per share. These warrants expire on July 26, 2018.
For registered offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”). The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million. As a result of the application of the one-third rule, the funds available on the 2015 shelf registration statement are reduced. Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2015 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of March 1, 2015, approximately $9,872,000 in gross proceeds remains under the 2015 shelf registration statement; however Wave is restricted to $9,203,000 as of such date due to the one-third rule.
Wave will be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve months ending December 31, 2015. If Wave is not successful in executing its business plan, it will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to its current cash position, capital needs over the next year and beyond, and the uncertainty as to whether it will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave's ability to continue as a going concern.
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

Known trends and uncertainties affecting future cash flows
Because Wave does not have sufficient cash to fund operations for the year ending December 31, 2015, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the year ending December 31, 2015. As detailed above, the funds available under the 2015 shelf registration statements will remain restricted if Wave is unable to exceed $75 million in aggregate market value of the common equity held by non-affiliates. As such, our ability to raise the necessary capital to fund operations may not be sufficient for the year ended December 31, 2015.
We will be required to sell additional shares of common stock or preferred stock or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the year ending December 31, 2015. The availability and amount of any such financings are unknown at this time and as a result of the one-third rule as detailed above, proceeds available to us under the 2015 shelf registration statement may not be adequate. Due to our current cash position, our forecasted capital needs over the next year and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.
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
Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products. Therefore, if Wave is not able to begin to generate significant revenues by December 31, 2015 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond December 31, 2015. The challenges presented by the recent economic climate may have a negative impact on the volume of shipments by our OEM partners of products equipped with our software and general demand for our products.
Contractual Obligations
Royalty Liability
Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist ("OCS") for the financing of a portion of its research and development expenditures in Israel. Safend's repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. Interest is accrued based on the 12 month LIBOR rate at the time of each individual grant and remains fixed at that rate until the grant is repaid. At December 31, 2014 and 2013, the book value of the liability amounted to $5,157,306 and $4,673,629, respectively. The actual amount owed to the OCS is approximately $6,200,000 at December 31, 2014 and $6,235,000 at December 31, 2013. The difference between the amount owed at December 31, 2014 and 2013 and the book value relates to the remaining accretion of the fair value discount recorded when Safend was acquired. During the year ended December 31, 2014, approximately $580,000 was recorded as interest expense relating to the LIBOR component of the arrangement. The $580,000 represents the cumulative interest incurred on the grants to correct an out of period error. We assessed the materiality of the error on prior periods' financial statements and concluded that the error was not material to any of our prior period annual or current and prior period interim financial statements. We elected to correct the error in the three-month period ended December 31, 2014 by increasing interest expense by $580,000 and increasing the royalty liability on the consolidated balance sheet by the same amount. For the three and twelve month periods ended December 31, 2014, loss per basic and diluted share decreased by $0.01 as a result of the correction.
Operating Leases
Wave has no significant long-term contractual obligations other than with respect to the royalty liability obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating lease commitments	$1,091,000	$436,000	$2,000	$—	$1,529,000
Total commitments	$1,091,000	$436,000	$2,000	$—	$1,529,000
Critical Accounting Policies
Wave's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis management evaluates its estimates and judgments, including those related to depreciation and amortization, revenue recognition, accounts receivable reserves, valuation of long-lived assets, goodwill, software development, contingencies and share based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The following accounting policies are deemed critical to the understanding of the consolidated financial statements included under Item 8—Financial Statements and Supplementary Data.
Revenue Recognition—Wave's business model targets revenues from various sources including software products and development contracts. Many of these sales arrangements include multiple-elements and/or require significant modification or customization of Wave's software.
Wave recognizes revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) fees are fixed or determinable and 4) collectability is reasonably assured. If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.
Licensing and Maintenance
Wave receives revenue from licensing its software through distribution arrangements with its OEM partners, license upgrade agreements with end users of the products, software development and other services including maintenance. Wave applies software revenue recognition guidance to all transactions except those where no software is involved.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  Persuasive evidence is generally a binding purchase order or license agreement.  Delivery occurs when product is shipped for its OEM distribution arrangements, or delivered via a license key for our license upgrade agreements.
Wave enters into perpetual software license agreements through direct sales to customers and indirect sales through its OEM partners, distributors and resellers. Wave has defined its classes of end user customers: large customers, whose orders are in excess of 5,000 licenses and small customers, whose orders are less than 5,000 licenses. These license upgrade agreements generally include a maintenance component. For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence ("VSOE") of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as license revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately.
During the year ended December 31, 2014, Wave further stratified the VSOE of fair value of maintenance analysis to align it with current sales trends with respect to product mix and maintenance terms.  The following represents the resulting updates to VSOE of fair value of maintenance as a result of such further stratification.

·Wave products:

·VSOE of fair value of maintenance is only applied to bundled license and maintenance arrangements with maintenance terms of one year and less than 5,000 licenses.

Wave has VSOE of fair value of maintenance for its small class of customers based on independent one-year maintenance renewals for its EMBASSY Remote Administration Server (“ERAS”) for Self Encrypting Drives (“SED”) product and its Protector product.  As a result, for the ERAS SED and Protector small customer class licenses with one year of maintenance bundled, Wave allocates the arrangement consideration to the elements in multi-element arrangements using the residual method.  Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is the case for Wave’s maintenance for all products other than ERAS SED and Protector, large customer class ERAS SED and Protector orders, and small customer class ERAS SED and Protector orders when maintenance terms are in excess of one year, the entire arrangement fee is recognized ratably over the performance period as licensing and maintenance revenue.

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
Services
Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized using the percentage of completion method or the completed contract method. The determination between completed contract method and the percentage of completion method is based on the Company's reasonable ability to estimate costs at completion. The Company measures the percentage of completion by reference to the proportion of contract hours incurred for work performed to date to the estimated total contract hours expected to be incurred. Losses on fixed price contracts are recognized during the period in which such losses are identified.
Services—cost of net revenues includes non-recurring time and materials costs incurred in connection with fixed price contracts and related share-based compensation expense.
Valuation Long Lived Assets—We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of asset groups is assessed based on the estimated undiscounted future cash flows expected to be generated by the asset group, including its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.
Goodwill—We review goodwill for impairment annually and whenever events or changes in circumstances indicate the fair value of a reporting unit is more likely than not below its carrying value. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss. We perform a quantitative test and determine the fair value using the income approach. Under the income approach, we calculate the fair value of the unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. In the first step of the goodwill impairment test, the fair value of a reporting unit is compared to its carrying amount. Since the carrying amount of our reporting unit is negative, we revert directly to step two of the goodwill impairment test. In the second step of the goodwill impairment test, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.
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

Share-based Compensation—We recognize compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan. Share-based compensation expense recognized is based on the value of the portion of share-based payment award that is ultimately expected to vest and has been reduced for estimated forfeitures. We value share-based payment awards at grant date using the Black-Scholes valuation model to estimate fair value at the grant date. Our determination of the fair value of the share-based payment award on the date of grant using the option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected life of the option, the risk-free interest rate, the expected volatility of our common stock price and the expected dividend yield.
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
Item 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)    Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective.
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
Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we have concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014 based on the specified criteria.
(c) Changes in Internal Control Over Financial Reporting
As previously reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2013, we reported the following material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).
•We failed to timely execute our control to test the existence of vendor specific objective evidence ("VSOE") of fair value of maintenance for the Safend unit.
As a result of that material weakness in our internal control over financial reporting, our principal financial officer concluded that our internal control over financial reporting was not effective as of December 31, 2013.
During the three-months ended June 30, 2014, no changes (other than those in conjunction with certain remediation efforts described below) were identified in our internal control over financial reporting that materially affect, our internal control over financial reporting.
During the three-months ended December 31, 2014, management made several structural changes to the accounting department to strengthen internal controls over financial reporting including several personnel changes and the revision of roles and responsibilities of individuals within the department.
(d) Remediation Efforts
We determined that the following material weakness (reported in our Annual Report on Form 10-K for the year ended December 31, 2013) was remediated as of June 30, 2014:
•We failed to timely execute our control to test the existence of vendor specific objective evidence ("VSOE") of fair value of maintenance for the Safend unit.
The remediation efforts taken during 2014, which were evidenced in the second quarter, included the following:
•Formalize accounting processes to bring the Safend VSOE of fair value of maintenance testing and review in line with the same process that is currently applied to the Wave products and
•Reallocate resources within the accounting department to ensure that our testing and review of VSOE of fair value of maintenance for the Safend unit can be completed accurately and in a timely manner.

Item 9B.    Other Information
Not Applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance of the Registrant
Information concerning Wave's directors, executive officers, promoters and control persons will appear in Wave's Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015 under the caption "Election of Directors." Such information is incorporated herein by reference.
Information concerning compliance with Section 16(a) of the Securities Exchange Act will appear in Wave's Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.
Information concerning Wave's Audit Committee will appear in Wave's Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, under the caption "Corporate Governance—Audit Committee." Such information is incorporated herein by reference.
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
Item 11.    Executive Compensation
Information regarding executive compensation will appear in Wave's Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, under the captions "Executive Compensation", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation." Such information is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will appear in Wave's Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information." Such information is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions and Director Independence
Information regarding certain relationships and related transactions and director independence will appear in Wave's Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, under the captions "Certain Relationships and Related Transactions" and "Director Independence." Such information is incorporated herein by reference.
Item 14.    Principal Accounting Fees and Services
Information regarding Wave's principal accountant's fees will appear in Wave's Proxy Statement for the 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A on or before April 30, 2015, under the caption "Ratification of Independent Registered Public Accounting Firm." Such information is incorporated herein by reference.
PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements:

(a)	(2) Financial Statement Schedules:
All schedules have been omitted since they are either not required or not applicable.

(a)	(3) Exhibits:

Exhibit No.		Description of Exhibit
2.1*	—
Asset Purchase Agreement, dated October 15, 2014, by and between Wave Systems Corp. (Seller) and DocMagic, Inc. (Buyer), (incorporated by reference to Exhibit 2.1 of Wave's Current Report on Form 8-K, filed on October 21, 2014, File No. 0-24752)

3.1*	—	Restated Certificate of Incorporation of Wave, as amended (incorporated by reference to Exhibit 3.1 of Wave's Quarterly Report on Form 10-Q, filed on August 9, 2006, File No. 0-24752)
3.2*	—	Certificate of Amendment of Restated Certificate of Incorporation of Wave (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed on July 3, 2013, File No. 0-24752)
3.3*	—	Bylaws of Wave (incorporated by reference to Exhibit 3.2 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.1*	—	Form of Stock Certificate of Class A Common Stock (incorporated by reference to Exhibit 4.1 of Wave's Registration Statement on Form S-1, File No. 33-75286)
4.2*	—	Form of Representative's Warrant Agreement, including the form of Representative's Warrant (incorporated by reference to Exhibit 4.2 of Wave's Registration Statement on Form S-1, File No. 33-75286).

Exhibit No.		Description of Exhibit
4.3*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).
4.4*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).
4.5*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed August 10, 2012, File # 0-24752).
4.6*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed August 10, 2012, File # 0-24752).
4.7*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed October 22, 2012, File # 0-24752).
4.8*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed March 18, 2013, File # 0-24752).
4.9*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed April 30, 2013, File # 0-24752).
4.10*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed July 30, 2013, File # 0-24752).
4.11*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, File December 20, 2013, File #0-24752).
4.12*	—	Form of Warrant issued to Private Placement Agent (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed December 20, 2013, File #0-24752).
4.13*	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, File June 17, 2014, File #0-24752).
†10.1*	—	Wave Systems Corp. 2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 of Wave's Form S-8 Registration Statement, filed on May 24, 2005)
†10.2*	—	Wave's Amended and Restated 1994 Stock Option Plan (incorporated by reference to Exhibit 1 of Wave's Proxy Statement (DEF 14A) filed on April 30, 2009)
†10.3*	—
Wave Non-Employee Directors Stock Option Plan (incorporated by reference to Wave's Notice of Annual Meeting of Stockholders on Schedule 14A filed on April 18, 2007, as amended by Schedule 14A filed on May 7, 2007)

†10.4*	—	Wave 1996 Performance Stock Option Plan (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
†10.5*	—	Employment Contract, dated June 8, 1998, between Gerard T. Feeney and Wave (incorporated by reference to Exhibit 10.18 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).
†10.6*	—
Employment Contract, dated November 10, 1998, between Steven Sprague and Wave (incorporated by reference to Exhibit 10.19 of Wave's Annual Report on Form 10-K, filed on April 1, 1999, File No. 0-24752).

Exhibit No.		Description of Exhibit
10.7*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).
10.8*	—
Placement Agency Agreement, dated as of July 16, 2009, by and between Wave and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 17, 2009, File # 0-24752).

10.9*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).
10.10*	—
Placement Agency Agreement, dated as of July 21, 2009, by and between Wave and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed July 22, 2009, File # 0-24752).

10.11*	—
At Market Issuance Sales Agreement dated January 30, 2012 between Wave Systems Corp. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 of Wave's Current Report on Form 8-K, filed January 30, 2012, File #0-24752)

10.12*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed August 9, 2012, File # 0-24752)
10.13*	—
Placement Agency Agreement, dated as of August 7, 2012, by and between Wave and Security Research Associates, Inc. (incorporated by reference to Exhibit 10.2 of Wave's Current Report on Form 8-K, filed August 9, 2012, File # 0-24752).

10.14*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed October 22, 2012, File # 0-24752).
10.15*	—	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed March 18, 2013, File # 0-24752).
10.16*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed April 30, 2013, File # 0-24752).
10.17*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed July 30, 2013, File # 0-24752).
10.18*	—
Amendment, dated September 19, 2013, to At Market Issuance Sales Agreement dated January 30, 2012 between Wave Systems Corp. and MLV & Co. LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on form 8-K, filed September 20, 2013, File # 0-24752)

10.19*	—	Factoring and Security Agreement, dated as of November 26, 2013 (incorporated by reference to Exhibit 10.1 of Wave's Form 8-K, filed on December 3, 2013, File #0-24752)
10.20*	—	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed December 20, 2013, File # 0-24752).
10.21*		Letter Agreement, dated December 19, 2013, between William M. Solms and Wave
10.22*		Letter Agreement, dated March 31, 2014, between Walter A. Shephard and Wave
10.23*		Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed June 17, 2014, File # 0-24752).
21.1*	—	Subsidiaries of Registrant (incorporated by reference to Exhibit 10.12 of Wave's Annual Report on Form 10-K, filed on April 1, 2002, File #0-24752)
23.1	—	Consent of Independent Registered Public Accounting Firm—KPMG LLP
31.1	—	Section 302 Certification by William M. Solms, President and Chief Executive Officer
31.2	—	Section 302 Certification by Walter A. Shephard, Chief Financial Officer
32.1	—	Section 906 Certification

Exhibit No.		Description of Exhibit
99.1*	—
Share Purchase Agreement, dated September 22, 2011, by and among Wave Systems Corp., Safend, Ltd., each of the shareholders of Safend named therein and Paul Weinberg & Co., as representative of the shareholders (incorporated by reference to Wave's Form 8-K filed on September 22, 2011)

99.2*	—
SMB Master Program Agreement, by and between The Receivables Exchange LLC and the other parties thereto, dated as of January 1, 2012 (incorporated by reference to Exhibit 99.1 of Wave's Quarterly Report on Form 10-Q, filed on August 9, 2012, File #0-24752)

99.3*	—	Registration Rights Agreement by and among Wave and the purchasers of the Class A Common Stock, dated as of March 12, 2013 (incorporated by reference to Wave's Form 8-K filed on March 18, 2013)
101.1	—	XBRL Instance Document
101.2	—	XBRL Taxonomy Extension Schema Document
101.3	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	—	XBRL Taxonomy Extension Definition Linkbase Document
101.5	—	XBRL Taxonomy Extension Label Linkbase Document
101.6	—	XBRL Taxonomy Extension Presentation Linkbase Document

*    Incorporated herein by reference
+    Confidential treatment has been granted as to portions of this exhibit.
†    Management contract or compensatory plan.

(b)	Reports on Form 8-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 9, 2015

WAVE SYSTEMS CORP.

By:	/s/ WILLIAM M. SOLMS

	Name:	William M. Solms
	Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. SOLMS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2015
William M. Solms
/s/ DAVID CÔTÉ	Chairman	March 9, 2015
David Côté
/s/ GEORGE GILDER	Director	March 9, 2015
George Gilder
/s/ NOLAN BUSHNELL	Director	March 9, 2015
Nolan Bushnell
/s/ ROBERT FRANKENBERG	Director	March 9, 2015
Robert Frankenberg
/s/ LORRAINE HARITON	Director	March 9, 2015
Lorraine Hariton
/s/ WALTER A SHEPHARD	Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)	March 9, 2015
Walter A. Shephard

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Wave Systems Corp.:

We have audited the accompanying consolidated balance sheets of Wave Systems Corp. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wave Systems Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that Wave Systems Corp. will continue as a going concern. As discussed in note 4 to the consolidated financial statements, Wave Systems Corp. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Hartford, Connecticut
March 9, 2015

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$1,777,414	$2,120,102
Accounts receivable, net of allowance for doubtful accounts of $-0- at December 31, 2014 and 2013, respectively	1,820,945	2,730,077
Pledged receivables	—	1,683,188
Prepaid expenses	397,689	488,656
Total current assets	3,996,048	7,022,023
Property and equipment, net	411,755	596,820
Amortizable intangible assets, net	2,008,227	2,590,920
Goodwill	1,448,000	1,448,000
Other assets	169,330	167,146
Total Assets	8,033,360	11,824,909
Liabilities and Stockholders' Deficit
Current Liabilities:
Secured borrowings	—	1,430,710
Accounts payable and accrued expenses	3,918,493	6,789,274
Deferred revenue	5,125,932	6,996,239
Total current liabilities	9,044,425	15,216,223
Other long-term liabilities	50,779	78,618
Royalty liability	4,982,306	4,509,629
Long-term deferred revenue	871,677	1,003,614
Total liabilities	14,949,187	20,808,084
Stockholders' Deficit:
Common Stock, $.01 par value. Authorized 150,000,000 shares as Class A; 45,962,324 shares issued and outstanding at December 31, 2014 and 35,019,740 at December 31, 2013	459,623	350,197
Common Stock, $.01 par value. Authorized 13,000,000 shares as Class B; 8,885 shares issued and outstanding at December 31, 2014 and 2013	89	89
Capital in excess of par value	422,745,539	407,907,019
Accumulated deficit	(430,121,078)	(417,240,480)
Total Stockholders' Deficit	(6,915,827)	(8,983,175)
Total Liabilities and Stockholders' Deficit	$8,033,360	$11,824,909

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Net revenues:
Licensing and maintenance	$16,670,834	$22,591,914	$27,480,732
Services	300,000	1,808,938	1,363,781
Total net revenues	16,970,834	24,400,852	28,844,513
Operating expenses:
Licensing and maintenance—cost of net revenues	1,215,776	3,419,271	6,722,221
Services—cost of net revenues	73,000	277,665	144,111
Selling, general and administrative	18,794,273	26,829,636	32,632,237
Research and development	10,333,607	11,380,258	19,055,894
Impairment of goodwill and intangible assets	—	2,590,000	4,054,732
Total operating expenses	30,416,656	44,496,830	62,609,195
Operating loss	(13,445,822)	(20,095,978)	(33,764,682)
Other income (expense):
Net currency transaction gain (loss)	(14,828)	(17,220)	12,156
Gain on sale of eSign	1,304,579	—	—
Net interest expense	(712,527)	(200,456)	(197,989)
Total other income (expense)	577,224	(217,676)	(185,833)
Loss before income tax expense	(12,868,598)	(20,313,654)	(33,950,515)
Income tax expense	12,000	10,610	12,033
Net loss	(12,880,598)	(20,324,264)	(33,962,548)
Loss per common share—basic and diluted	$(0.30)	$(0.68)	$(1.41)
Weighted average number of common shares outstanding during the year	43,024,449	29,825,854	24,051,126

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit for each of the years ended December 31, 2014, 2013 and 2012

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2011	22,393,595	$223,935	8,889	$89	$374,270,219	$(362,953,668)	$11,540,575
Net loss	—		—	—		(33,962,548)	(33,962,548)
Issuance of Class A Common Stock at prices ranging from $2.60 to $9.12 per share, less issuance costs of $289,617	1,973,267	19,733	—	—	9,033,860	—	9,053,593
Issuance of Class A Common Stock at $2.57 per share, less issuance costs of $129,761	646,956	6,470	—	—	1,526,446	—	1,532,916
Issuance of Class A Common Stock at $4.01 per share, less issuance costs of $259,984	831,188	8,312	—	—	3,064,766	—	3,073,078
Warrants exercised at $2.20 - $2.32 per share	145,000	1,450	—	—	319,050	—	320,500
Employee stock options exercised at $2.08 - $7.80 per share	22,800	228	—	—	79,275	—	79,503
Cashless exercise of warrants at $2.20 per share	10,111	101	—	—	(101)	—	—
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $3.40	139,480	1,395	—	—	472,838	—	474,233
Shares of Class A Common Stock Issued pursuant To the Wave Employee Stock Purchase Plan at $2.144	89,571	896	—	—	190,966	—	191,862
Share-based compensation	—	—	—	—	4,830,831	—	4,830,831
Balance at December 31, 2012	26,251,968	$262,520	8,889	$89	$393,788,150	$(396,916,216)	$(2,865,457)
Net loss	—		—	—	—	(20,324,264)	(20,324,264)
Issuance of Class A Common Stock at prices ranging from $0.90 to $2.90 per share, less issuance costs of $188,627	3,811,523	38,115	—	—	5,314,778	—	5,352,893
Issuance of Class A Common Stock at $2.00 per share, less issuance costs of $250,200	1,585,000	15,850	—	—	2,903,950	—	2,919,800
Issuance of Class A Common Stock at $1.27 per share, less issuance costs of $121,781	1,204,470	12,045	—	—	1,395,851	—	1,407,896
Issuance of Class A Common Stock at $0.9725 per share, less issuance costs of $103,133	1,253,351	12,533	—	—	1,103,217	—	1,115,750
Private placement of Class A Common Stock at $3.32 per share, less issuance costs of $90,000	301,205	3,012	—	—	906,989	—	910,001
Employee stock options exercised at $3.24 per share	12,983	130	—	—	41,909	—	42,039
Issuance of Class A Common Stock for developed technology at $1.34 per share	372,578	3,726	—	—	496,274	—	500,000
Shares of Class A Common Stock Issued pursuant to the Wave Employee Stock Purchase Plan at $1.29 per share	132,970	1,329	—	—	170,467	—	171,796
Shares of Class A Common Stock Issued pursuant To the Wave Employee Stock Purchase Plan at $0.98 per share	93,916	939	—	—	90,864	—	91,803
Cash paid for fractional shares in connection with reverse stock split	(224)	(2)	(4)	—	(272)	—	(274)
Share-based compensation	—	—	—	—	1,694,842	—	1,694,842
Balance at December 31, 2013	35,019,740	$350,197	8,885	$89	$407,907,019	$(417,240,480)	$(8,983,175)
Net loss	—	—	—	—	—	(12,880,598)	(12,880,598)
Issuance of Class A Common Stock at prices ranging from $0.90 to $1.39 per share, less issuance costs of $171,168	5,410,450	54,105	—	—	5,328,904	—	5,383,009
Issuance of Class A Common Stock at $1.90 per share, less issuance costs of $853,784	5,225,560	52,256	—	—	9,022,524	—	9,074,780
Warrants exercised at $0.91 per share	133,914	1,339	—	—	120,523	—	121,862
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $0.94 per share	105,454	1,054	—	—	98,441	—	99,495
Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $0.88 per share	67,206	672	—	—	58,167	—	58,839
Share-based compensation	—	—	—	—	209,961	—	209,961
Balance at December 31, 2014	45,962,324	$459,623	8,885	$89	$422,745,539	$(430,121,078)	$(6,915,827)

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities:
Net loss	$(12,880,598)	$(20,324,264)	$(33,962,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	885,657	1,009,876	2,132,136
Share-based compensation expense	209,961	1,694,842	4,830,831
Gain on sale of eSign	(1,304,579)	—	—
Impairment of goodwill and purchased intangible assets	—	4,205,000	7,477,832
Accretion of royalty liability	97,300	81,400	67,500
Changes in assets and liabilities, net of effects from business acquisition:
Decrease in accounts receivable	1,161,610	2,315,840	1,900,250
Decrease (increase) in prepaid expenses and other current assets	90,967	(66,887)	401,992
(Increase) decrease in other assets	(2,184)	157,468	11,993
(Decrease) increase in accounts payable and accrued expenses	(2,960,783)	(735,449)	924,087
(Decrease) increase in deferred revenue	(1,832,745)	238,454	106,922
Increase (decrease) in royalty liability	386,377	(103,900)	321,076
(Decrease) increase in other long-term liabilities	(27,839)	(19,378)	31,713
Net cash used in operating activities	(16,176,856)	(11,546,998)	(15,756,216)
Cash flows from investing activities:
Acquisition of property and equipment	(117,899)	(186,715)	(169,660)
Internal-use software development costs	—	(226,000)	—
Proceeds from sale of eSign	1,214,082	—	—
Net cash provided by (used in) investing activities	1,096,183	(412,715)	(169,660)
Cash flows from financing activities:
Payments on capital lease obligation	—	(44,658)	(72,075)
Net proceeds from issuance of common stock	14,457,789	11,706,066	13,659,587
Proceeds from employee stock purchase plans	158,334	263,599	666,095
Proceeds from employee stock option exercises	—	42,039	79,503
Proceeds from exercise of warrants	121,862	—	320,500
Net cash provided by financing activities	14,737,985	11,967,046	14,653,610
Net (decrease) increase in cash and cash equivalents	(342,688)	7,333	(1,272,266)
Cash and cash equivalents at beginning of year	2,120,102	2,112,769	3,385,035
Cash and cash equivalents at end of year	$1,777,414	$2,120,102	$2,112,769
Supplemental cash flow information:
Non-cash financing activities:
Issuance of common stock for developed technology	$—	$500,000	$—
Cashless exercise of warrants	$—	$—	$404
Cash paid during the year for:
Interest	$116,209	$108,462	$119,763
Income taxes	$7,895	$8,816	$78,235

See accompanying notes to consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(1) Business of the Company
Wave Systems Corp. ("Wave" or "the Company") reduces the complexity, cost and uncertainty of data protection by starting inside the device. Unlike other vendors who try to secure information by adding layers of software for security, Wave leverages the hardware security capabilities built directly into endpoint computing platforms themselves. Wave has been among the foremost experts on this growing trend, leading the way with first-to-market solutions and helping shape standards through its work as a board member for the Trusted Computing Group (the "TCG").
(2) Significant Accounting Policies
(a)    Basis of Consolidation
The consolidated financial statements include the financial statements of Wave, Wave Systems Holdings, Inc., a wholly owned subsidiary, Safend, Ltd. (and its wholly owned subsidiary, Safend, Inc., collectively referred to as "Safend"), a wholly owned subsidiary and Wavexpress, Inc. a majority-owned subsidiary that is dormant. All intercompany accounts and transactions have been eliminated in consolidation.
(b)    Foreign Currency Translation
The functional currency of Safend is the U.S dollar. Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Foreign currency transaction gains or losses are credited or charged to the consolidated statements of operations as incurred as a component of other income (expense), net.
(c)    Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, depreciation and amortization, revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, contingencies and share-based compensation. Actual results could differ from those estimates.
(d)    Cash and Cash Equivalents
Wave considers all highly liquid instruments with an original or remaining maturity of three months or less to be cash equivalents.
(e)    Accounts Receivable and Allowance For Doubtful Accounts
Included in accounts receivable at December 31, 2014 and 2013 are unbilled amounts totaling $164,834 and $125,497, respectively.
The determination of the allowance for doubtful accounts is based on management's estimate of uncollectible accounts receivable. Management records specific reserves for receivable balances that are considered high risk of non-collectability due to known facts regarding the customer.
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
(g)    Concentrations
Sales to Wave's largest customer in 2014, 2013 and 2012, Dell, Inc., were approximately 32%, 46% and 55% of revenue, respectively. Accounts receivable at December 31, 2014, 2013 and 2012 included receivables from Dell, Inc. and its affiliates of

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(2) Significant Accounting Policies (Continued)

$134,621, $1,025,377 and $1,187,398, respectively. At December 31, 2014 and 2013, $0 and $1,683,188, respectively, of Dell receivables are classified as pledged receivables on the consolidated balance sheet.
(h)    Property and Equipment
Property and equipment, including purchased computer software, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets which range from between 3 years to 5 years. Amortization of leasehold improvements is computed using the shorter of the useful life or remaining lease term which range from between 3 years and 4 years.
(i)    Capitalized internal-use software development costs
The Company follows the provisions of ASC Topic 350-40, Intangibles Goodwill and Other—Internal Use Software. ASC Topic 350-40 provides guidance for determining whether computer software is internal-use software and also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. The capitalized costs as of December 31, 2014 and 2013 are related to Wave's cloud platform that is hosted by the Company and accessed by its clients on a subscription basis. The Company expenses all costs incurred during the preliminary project stage of development and capitalizes the costs incurred during the application development stage. Costs incurred relating to upgrades and enhancements to the software are capitalized if it is determined that these upgrades or enhancements add additional functionality to the software. Costs incurred to improve and support products after they become available are charged to expense as incurred. The Company records amortization of the software on a straight-line basis over five, which is the estimated useful life of the software. At each balance sheet date, management evaluates the unamortized capitalized software costs for potential impairment by comparing the balance to the net realizable value of the products.
(j)    Income Taxes
Wave accounts for income taxes under the asset and liability method. As such, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2014 and 2013, a full valuation allowance has been recorded against the gross deferred tax asset since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. Wave classifies any interest and penalties related to uncertain tax positions as components of the income tax provision.
(k)    Share-based Compensation
Wave recognizes compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan. Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest and has been reduced for estimated forfeitures. Wave determines the fair value of share-based payment awards on the date of the grant using the Black-Scholes option pricing method which is affected by Wave's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the estimated term of the award and Wave's estimated stock price volatility.
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
(m)    Loss Per Share
Basic net loss per common share has been calculated by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is also computed using the weighted average number of common shares and includes dilutive potential common shares outstanding. Dilutive

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(2) Significant Accounting Policies (Continued)

potential common shares consist primarily of employee stock options and stock warrants. Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements. The weighted average number of potential common shares that would have been included in diluted loss per share had their effect not been anti-dilutive for each of the years ended December 31, 2014, 2013 and 2012 were approximately 144,000 shares, 99,000 shares and 615,000 shares, respectively. Employee stock options and other stock warrants to purchase a weighted average of approximately 6,104,000, 5,504,000 and 3,669,000 shares were outstanding as of December 31, 2014, 2013 and 2012 respectively, but are not included in the computation of diluted loss per share because their exercise price was greater than the average share price of Wave's common shares.
(n)   Valuation of Long Lived Assets
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
(o)    Goodwill
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the fair value of a reporting unit is more likely than not below its carrying value. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss. We perform a quantitative test and determine the fair value of the reporting unit using the income approach. Under the income approach, we calculate the fair value of the reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business’s ability to execute on the projected cash flows. The reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.
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
(p)    Revenue Recognition
Wave's business model targets revenues from various sources including software products and development contracts. Many of these sales arrangements include multiple-elements and/or require significant modification or customization of Wave's software.
Wave recognizes revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) fees are fixed or determinable and 4) collectability is reasonably assured. If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.
Licensing and Maintenance
Wave receives revenue from licensing its software through distribution arrangements with its OEM partners, license upgrade agreements with end users of the products, software development and other services including maintenance. Wave applies software revenue recognition guidance to all transactions except those where no software is involved.  Revenue is

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(2) Significant Accounting Policies (Continued)

recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  Persuasive evidence is generally a binding purchase order or license agreement.  Delivery occurs when product is shipped for its OEM distribution arrangements, or delivered via a license key for our license upgrade agreements.
Wave enters into perpetual software license agreements through direct sales to customers and indirect sales through its OEM partners, distributors and resellers. Wave has defined its two classes of end user customers: large customers, whose orders are in excess of 5,000 licenses and small customers, whose orders are less than 5,000 licenses. These license upgrade agreements generally include a maintenance component. For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence ("VSOE") of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as license revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately.
During the year ended December 31, 2014, Wave further stratified the VSOE of fair value of maintenance analysis to align it with current sales trends with respect to product mix and maintenance terms.  The following represents the resulting updates to VSOE of fair value of maintenance as a result of such further stratification.

·Wave products:

·VSOE of fair value of maintenance is only applied to bundled license and maintenance arrangements with maintenance terms of one year and less than 5,000 licenses.

Wave has VSOE of fair value of maintenance for its small class of customers based on independent one-year maintenance renewals for its EMBASSY Remote Administration Server (“ERAS”) for Self Encrypting Drives (“SED”) product and its Protector product.  As a result, for the ERAS SED and Protector small customer class licenses with maintenance bundled, Wave allocates the arrangement consideration to the elements in multi-element arrangements using the residual method.  Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

When VSOE of fair value for the undelivered elements does not exist, as is the case for Wave’s maintenance for all products other than ERAS SED and Protector, large customer class ERAS SED and Protector orders, and small customer class ERAS SED and Protector orders when maintenance terms are in excess of one year, the entire arrangement fee is recognized ratably over the performance period as licensing and maintenance revenue.

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
Services
Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized using the percentage of completion method or the completed contract method. The determination between use of the completed contract method and the percentage of completion method is based on our ability to reasonably estimate the costs to fulfill the contract. The Company measures the percentage of completion by reference to the proportion of contract hours incurred for work performed to date to the estimated total contract hours expected to be incurred. Losses on fixed price contracts are recognized during the period in which such losses are identified.
Services—cost of net revenues includes non-recurring time and materials costs incurred in connection with fixed price contracts.
(q) Immaterial Correction of an Error

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(2) Significant Accounting Policies (Continued)

During the third quarter of 2014, we identified an error in our accounting for share-based compensation recorded in fiscal years 2013, 2012 and 2011and through the six-months ended June 30, 2014. We assessed the materiality of the error on prior periods’ financial statements and concluded that the error was not material to any of our prior period annual or current and prior period interim financial statements. We elected to correct the error in the three-month period ended September 30, 2014 by decreasing operating expenses by $820,000 and decreasing capital in excess of par value on the consolidated balance sheet by the same amount. For the three and nine month periods ended September 30, 2014, loss per basic and diluted share decreased by $0.02 as a result of the correction.
During the fourth quarter of 2014, we identified an error in our accounting for the royalty liability for grants received from the Israeli government through the Office of the Chief Scientist ("OCS") for fiscal years 2013 and 2012 and through the nine months ended September 30, 2014. We assessed the materiality of the error on prior periods' financial statements and concluded that the error was not material to any of our prior period annual or current and prior period interim financial statements. We elected to correct the error in the three-month period ended December 31, 2014 by increasing interest expense by $580,000 and increasing the royalty liability on the consolidated balance sheet by the same amount. For the three and twelve month periods ended December 31, 2014, loss per basic and diluted share decreased by $0.01as a result of the correction.
(r) Recently Adopted Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern, which amends the disclosures of uncertainties about an entity's ability to continue as a going concern. The amendments provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce the diversity in the timing and content of footnote disclosures. The Company is required to adopt the amendments in the first quarter of 2017. Early adoption is permitted. The Company is currently evaluating the impact of these amendments on its Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606), which amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its Consolidated Financial Statements.
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
(3) Reverse Stock Split
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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(4) Liquidity
The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of December 31, 2014, has an accumulated deficit of approximately $430,121,000. We also expect Wave will incur an operating loss for the fiscal year 2015. As of December 31, 2014, Wave had negative working capital of approximately $5,048,000.
If Wave is not successful in executing its business plan, Wave will not generate enough revenue to fund its cash flow requirements for the year ended December 31, 2015. As of December 31, 2014, we had approximately $1,777,000 of cash on hand. Given Wave's forecasted cash requirements for the twelve-months ending December 31, 2015, and our cash balance as of December 31, 2014, Wave will be required to raise additional capital prior to December 31, 2015 if its sales and operating performance do not meet expectations. Wave's ability to raise additional capital is primarily based on two sources:

•
Sales of registered Class A Common Stock under a $15,000,000 shelf registration statement filed with the U.S. Securities and Exchange Commission ("SEC") on December 18, 2014 and declared effective by the SEC on January 7, 2015 ("2015 shelf registration statement"); and

•	Sales of Class A Common Stock through private placements.
On January 26, 2015, Wave sold 5,513,044 shares of Class A Common Stock at $0.65 per share for gross proceeds of $3,583,479. This financing was completed under the 2015 shelf registration statement. Wave also issued warrants to the subscribers to purchase 2,205,216 shares of Class A Common Stock at an exercise price of $0.70 per share. These warrants expire on July 26, 2020. Security Research Associates, Inc. ("SRA") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $3,338,000 in net proceeds after deducting the placement agent fees of approximately $215,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, Wave also issued warrants to SRA to purchase up to 330,783 shares of Wave Class A Common Stock for $0.70 per share. These warrants expire on July 26, 2018.
For registered offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”). The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million. As a result of the application of the one-third rule, the funds available on the 2015 shelf registration statement are reduced. Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2015 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of March 2, 2015, approximately $9,872,000 in gross proceeds remains under the 2015 shelf registration statement, however Wave is restricted to $9,203,000 as of such date due to the one-third rule.
Wave will be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve months ending December 31, 2015. If Wave is not successful in executing its business plan, it will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to its current cash position, cash needs over the next year and beyond, and the uncertainty as to whether it will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave's ability to continue as a going concern.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(5) Property and Equipment
Property and equipment as of December 31 consisted of the following:

	2014	2013
Computer equipment	$2,729,409	$4,391,637
Furniture, fixtures and improvements	812,977	812,977
Computer software	751,248	2,725,290
	4,293,634	7,929,904
Less: Accumulated depreciation and amortization	(3,881,879)	(7,333,084)
Total	$411,755	$596,820
Depreciation and amortization expense on property and equipment amounted to approximately $303,000, $461,000 and $535,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
(6) Goodwill and Intangible Assets
Goodwill
The following schedule presents the changes in the carrying amount of goodwill associated with the Safend reporting unit during the years ended December 31, 2014 and 2013:

Balance as of December 31, 2012	$4,038,000
Impairment loss	(2,590,000)
Balance as of December 31, 2013	1,448,000
Impairment loss	—
Balance as of December 31, 2014	$1,448,000
Wave tests goodwill for impairment annually on September 30 and during interim periods whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Wave uses a fair value approach in testing goodwill for impairment in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss. The Company completed its annual goodwill impairment test as of September 30, 2014 which resulted in no impairment of goodwill.
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
The Company estimates the fair value of the Safend reporting units using the income approach. Under the income approach, the Company calculates the fair value of the Safend reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(6) Goodwill and Intangible Assets (Continued)

consideration industry and market conditions. The discount rate used is based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows. The inputs used for the income approach are significant unobservable inputs, or Level 3 inputs, as described in ASC Topic 820, Fair Value Measurement.
When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. The Company completed its annual long-lived asset impairment test as of September 30, 2014 which resulted in no impairment of the assets. Based on the results of the recoverability test during the first quarter of 2013 and fourth quarter of 2012, the Company determined that the carrying value of the Safend asset group exceeded its undiscounted cash flows and was therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded impairment charges of $1,600,000 and $5,300,000 on intangible assets during the first quarter of 2013 and fourth quarter of 2012, respectively. The decline in the fair value of the Safend intangible assets is attributable to the same factors as discussed above for the fair value of the Safend reporting unit.
After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above in the first quarter of 2013 and the fourth quarter of 2012, the Company completed the two step goodwill impairment test for the Safend reporting unit. This test resulted in an implied fair value of goodwill substantially below the carrying value of the goodwill. As a result, the Company recorded a goodwill impairment charge of $2.2 million during the fourth quarter of 2012, which resulted in a $4,038,000 remaining carrying value of Safend goodwill as of December 31, 2012 and an additional goodwill impairment charge of $2,600,000 during the first quarter of 2013, which resulted in a $1,448,000 remaining carrying value of Safend goodwill as of December 31, 2013. The goodwill impairment charge totaling approximately $2,600,000 for the year ended December 31, 2013 and the impairment charge totaling approximately $4,100,000 for the year ended December 31, 2012 which consists of the goodwill impairment of approximately $2,200,000 and an additional $1,900,000 of impairment on the customer relationship and in-process technology intangible assets, are included in the impairment of goodwill and intangible assets line item in the consolidated statements of operations. The developed technology impairment charge of approximately $1,600,000 and $3,400,000 for the years ended December 31, 2013 and 2012, respectively, are included in the licensing and maintenance—cost of net revenues line item in the consolidated statements of operations.
Intangible Assets
The following schedule presents the change in the carrying value of intangible assets as of December 31, 2014 and 2013:

December 31, 2014
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,292,297)	$(5,038,100)	$95,603	3.8
Customer Relationships	3,972,000	(889,327)	(1,786,673)	1,296,000	6.8
Internal-use software	726,000	(182,710)	—	543,290	3.8
Acquired Patents	1,100,000	(1,026,666)	—	73,334	0.4
	$12,224,000	$(3,391,000)	$(6,824,773)	$2,008,227

December 31, 2013
Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,266,803)	$(5,038,100)	$121,097	4.8
Customer Relationships	3,972,000	(697,327)	(1,786,673)	1,488,000	7.8
Internal-use software	726,000	(37,510)	—	688,490	4.8
Acquired Patents	1,100,000	(806,667)	—	293,333	1.4
	$12,224,000	$(2,808,307)	$(6,824,773)	$2,590,920

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(6) Goodwill and Intangible Assets (Continued)

Amortization expense associated with intangible assets was approximately $583,000, $548,000 and $1,597,000 for the years ended December 31, 2014, 2013 and 2012 respectively. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows:

Period	Estimated Amortization Expense
2015	$436,028
2016	362,694
2017	362,694
2018	318,811
2019	192,000
Thereafter	336,000
Total	$2,008,227
(7) Secured Borrowings and Pledged Receivables
Pursuant to agreements entered into on April 23, 2012 with The Receivables Exchange ("TRE") and on November 26, 2013 with CapFlow Funding Group Managers LLC ("CapFlow), both of which are unrelated third parties, Wave has transferred certain accounts receivable to buyers which are accounted for as secured borrowings. The transferred receivables are classified as pledged receivables and Wave's obligation to repurchase the transferred receivables is presented as secured borrowings on the consolidated balance sheet. The carrying value of each secured borrowing approximates 85% of each associated pledged receivable and takes into consideration a 15% holdback provision per the TRE and CapFlow agreements. The customers' payment of the pledged receivables constitutes the repayment of the related amounts borrowed. The respective financial institution will then remit the remaining 15% holdback to Wave less interest. Beginning on November 26, 2013 Wave no longer transfers accounts receivable to TRE and utilizes CapFlow exclusively. The interest rate on the secured borrowings was 1.50% for every thirty days outstanding, or an annual effective rate of 18%.
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
At December 31, 2014 and 2013, receivables totaling $0 and $1,683,188, respectively, were transferred to CapFlow, and TRE, respectively, remain uncollected and are subject to repurchase. The secured borrowings totaled $0 and $1,430,710 as of December 31, 2014 and 2013, respectively. Wave recognized $35,227 and $117,907 of interest expense associated with the secured borrowings for the years ended December 31, 2014 and 2013, respectively. Proceeds from the transfer of receivables are included in cash provided by operating activities in the consolidated statements of cash flows. Proceeds from the transfer of pledged receivables were $1,693,450 and $8,316,898 for the years ended December 31, 2014 and 2013, respectively. CapFlow and TRE collected $1,693,450 and $6,886,188 of pledged receivables in the years ended December 31, 2014 and 2013, respectively, which thereby reduced Wave's repurchase obligation and were accounted for as reductions of pledged receivables and secured borrowings on the consolidated balance sheet. No pledged receivables were repurchased by the Company during the years ended December 31, 2014 and 2013. The changes in pledged receivables and secured borrowings on the consolidated balance sheets are included within the change in accounts receivable on the consolidated statements of cash Flows.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(8) Accounts Payable and Accrued Expenses
The following schedule presents the details of accounts payable and accrued expenses as of December 31, 2014 and 2013:

	2014	2013
Accounts payable	$1,080,167	$1,808,335
Accrued payroll and related costs	2,211,565	3,878,131
Accrued consulting and professional fees	157,500	50,000
Royalty liability	175,000	164,000
State & local taxes payable	8,508	23,300
Other accrued expenses	285,753	865,508
Total accounts payable and accrued expenses	$3,918,493	$6,789,274

(9) Preferred Stock
Wave has authorized the issuance of 2,000 shares of convertible preferred stock having a par value of $.01 per share. At December 31, 2014, and 2013, -0- shares of convertible preferred stock are issued and outstanding.
(10) Common Stock
2014 Issuances
On June 11, 2014, Wave entered into agreements with certain institutional investors for a private placement of 5,225,560 shares of its Class A Common Stock at a price of $1.90 per share yielding gross proceeds of $9,928,564. This financing was completed under the 2013 shelf registration statement together with the related registration statement on Form S-3 filed pursuant to Rule 462(b). Craig-Hallum Capital Group LLC ("Craig-Hallum") entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay Craig-Hallum a fee equal to 7% of the gross proceeds of this offering. We realized approximately $9,075,000 in net proceeds after deducting the placement agent fees of $695,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $159,000. In connection with the financing, we also issued warrants to the subscribers to purchase up to $2,090,224 shares of Wave Class A Common Stock for $1.90 per share. These warrants expire on June 11, 2019. The warrants have been accounted for as equity. A prospectus supplement related to the offering was filed with the SEC on June 13, 2014.
During the year ended December 31, 2014, Wave received proceeds of $5,383,009 after deducting offering costs of approximately $172,000, in connection with the issuance of 5,410,450 shares of Class A Common Stock in its at the market offerings through MLV & Co. LLC ("MLV"). The shares were sold at prices ranging from $0.90 - $1.39 per share.
During the year ended December 31, 2014, Wave received gross proceeds of $121,862 in connection with the issuance of 133,914 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's December 2013 financing. The warrants were exercised at $0.91 per share.
On December 1, 2014, Wave issued 67,206 shares of Class A Common Stock to Wave employees for $0.88 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $58,839 from the sale of these shares.
On June 1, 2014, Wave issued 105,454 shares of Class A Common Stock to Wave employees for $0.94 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $99,495 from the sale of these shares.
2013 Issuances
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

2012 Issuances
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
During the year ended December 31, 2012, Wave received gross proceeds of $320,500 in connection with the issuance of 145,000 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's 2012 and 2009 financings. The warrants were exercised at prices ranging from $2.20 - $2.32 per share. Additionally, 10,111 shares of Class A Common Stock were issued to SRA upon the partial cashless exercise of warrants that were granted to SRA in its capacity as placement agent as part of Wave's 2009 financings (See Note 13).
During the year ended December 31, 2012, Wave received gross proceeds of $79,503 in connection with the issuance of 22,800 shares of Class A Common Stock upon the exercise of employee stock options. The employee stock options were exercised at exercise prices ranging from $2.08 - $7.80 per share.
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
(11) Share-based Compensation
Employee Stock Option Plans
1994 Employee Stock Option Plan
In January 1994, Wave adopted the 1994 Employee Stock Option Plan (the "1994 Plan"). The total number of shares of Class A Common Stock reserved for issuance under the 1994 Plan, as amended is 6,000,000 shares. The 1994 Plan expires on July 1, 2024. Under the 1994 Plan, both incentive stock options and non-qualified stock options may be granted to officers, key employees and other persons providing services to Wave. Options granted under the plan generally vest over three years and expire ten years from the date of grant. In January 1994, Wave adopted the Non-Employee Directors Stock Option Plan (the "Directors' Plan"). The total number of shares of Class A Common Stock reserved for issuance under the Directors' Plan, as amended, is 250,000 shares. Under the Directors' Plan, as amended, each director who is not an employee of Wave receives an initial grant of options to purchase 3,750 shares of Class A Common Stock; and an additional annual grant to purchase 3,750 shares on the day immediately following each of the dates on which an incumbent director is reelected. The options granted to non-employee directors vest on the day following the grant and expire ten years from the date of grant. Under all of Wave's stock option plans, options are granted with exercise prices that approximate fair market value at the date of grant. All of Wave's stock option plans and amendments thereto have been approved by shareholder vote.
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

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(11) Share-based Compensation (Continued)

Stock-based compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 was $209,961, $1,694,842 and $4,830,831, respectively. The classification of the cost of share based compensation, in the statement of operations, is consistent with the nature of the services being rendered in exchange for the share based payment.
The following table summarizes the effect of share based compensation in Wave's statement of operations for the years ended December 31:

	2014	2013	2012
Cost of Sales	$13,845	$28,084	$47,371
Selling, General & Administrative	136,525	1,250,543	3,400,978
Research & Development	59,591	416,215	1,382,482
Total	$209,961	$1,694,842	$4,830,831
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
The following values for the indicated variables were used to value options granted during the years ended December 31:

	2014		2013		2012
	Stock Option Plans	Stock Purchase Plan	Stock Option Plans	Stock Purchase Plan	Stock Option Plans	Stock Purchase Plan
Expected Term	4.1 Years	6 Months	4.5 Years	6 Months	4.9 Years	6 Months
Risk-free Rate—range	1.41% - 1.80%	0.06% - 0.08%	0.65% - 1.68%	0.08% - 0.10%	0.57% - 1.20%	0.12% - 0.14%
Risk-free Rate—wt. avg.	1.57%	7.00%	1.09%	0.10%	0.85%	0.13%
Expected Volatility—range	81.8% - 87.4%	76.5% - 89.1%	88.4% - 98.1%	89.6% - 90.8%	91.8% - 96.0%	62.6% - 95.6%
Expected Volatility—wt. avg.	74.6%	84.2%	93.9%	90.5%	92.5%	75.5%
Dividend Yield	0%	0%	0%	0%	0%	0%
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
The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. For Wave's stock option plans, the expected term is based upon an analysis of the historical behavior of option holders during the period from January 1, 2010 to December 31, 2014. Management believes historical data is representative of future exercise behavior. For Wave's Employee Stock Purchase Plan, the expected term of six months, is the length of each purchase period, pursuant to the plan.
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
A summary of option activity for all Wave option plans through December 31, 2014 follows:

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(11) Share-based Compensation (Continued)

	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at beginning of year	3,383,554	$7.78	3,341,575	$9.51	2,936,392	$10.20
Granted	1,488,300	1.19	950,222	2.69	732,081	8.20
Forfeited	(593,476)	1.73	(495,396)	7.63	(123,875)	10.88
Expired	(933,496)	10.04	(399,864)	10.55	(180,223)	15.20
Exercised	—	—	(12,983)	3.24	(22,800)	3.48
Balance at end of year	3,344,882	5.20	3,383,554	7.78	3,341,575	9.51
Exercisable at end of year	1,833,719	8.04	2,304,154	$8.94	2,129,510	$8.68
Additional shares available for grant at end of year	2,190,092		2,371,405		1,146,683
The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $0.61, $1.89 and $5.72, respectively.
The weighted average remaining contractual term for options outstanding and options exercisable at December 31, 2014 were 6.8 and 4.9 years, respectively.
As of December 31, 2014, unrecognized stock-based compensation related to stock options was approximately $945,000. At December 31, 2014, the weighted average period this cost is expected to be expensed over is 1.4 years. The total fair value of shares that vested during the years ended December 31, 2014, 2013 and 2012 was approximately $2,402,000, $4,405,000 and $3,996,000, respectively.
As of December 31, 2014, the intrinsic value of outstanding, vested and currently exercisable share options was $0.
The following table summarizes information about stock options outstanding under the Wave stock options plans as of December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $3.50	1,707,528	8.3	$1.47	454,541	$2.74
$3.51 - $7.00	353,806	7.2	$3.97	176,448	$4.12
$7.01 - $8.00	482,654	3.4	$7.69	482,654	$7.69
$8.01 - $12.00	483,055	5.7	$9.13	402,237	$9.19
$12.01 - $18.00	81,306	2.9	$13.19	81,306	$13.19
$18.01 - $20.00	236,533	5.6	$18.36	236,533	$18.36
	3,344,882			1,833,719
Employee Stock Purchase Plan
In November 2004, the Board of Directors adopted the Wave Systems Corp. 2004 Employee Stock Purchase Plan. The Purchase Plan was ratified by a shareholder vote at Wave's 2005 annual shareholder meeting on May 23, 2005. Under the terms of the Purchase Plan, employees may elect to have withheld, up to 15% of their base earnings to purchase these shares during each offering period, up to a maximum of $25,000 in market value of Wave's Class A Common Stock. Offering periods commence on June 1st and December 1st and are for a period of six months. The purchase price under the Purchase Plan is 85% of the lesser of the market price on the beginning or the ending of the offering period.
For the year ended December 31, 2014, employees purchased 172,660 shares of Wave Class A Common Stock at an average share price of $0.92 per share, for an aggregate of $158,334 in proceeds to Wave. For the year ended December 31, 2013, employees purchased 226,886 shares of Wave Class A Common Stock at an average share price of $1.16 per share, for an aggregate of $263,599 in proceeds to Wave. For the year ended December 31, 2012, employees purchased 229,052 shares of Wave Class A Common Stock at an average share price of $2.92 per share, for an aggregate of $666,095 in proceeds to Wave.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)

(12) Warrants
A summary of warrants outstanding at December 31, 2014, follows:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.25 - $2.00	2,730,454	4.2	$1.68	2,730,454	$1.68
$2.01 - $4.00	1,708,492	2.9	$2.83	1,708,492	$2.83
$4.01 - $4.62	117,934	0.1	$4.62	117,934	$4.62
	4,556,880	3.6	$2.19	4,556,880	$2.19
(13) Gain on Sale of eSign

On October 15, 2014, Wave entered into an Asset Purchase Agreement (the “Agreement”) with DocMagic, Inc. (“DocMagic”) to sell the eSignSystems, a product line of Wave Systems Corp., to DocMagic for approximately $1,214,000 (the “Transaction”). The Transaction closed on October 16, 2014. Wave recorded a gain on the sale of $1,304,579 which consisted of the proceeds received of $1,214,082, adjusted for the reversal of deferred revenue for which Wave was no longer obligated to fulfill and accounts receivable balances that are payable to DocMagic per the terms of the Agreement.

(14) Income Taxes
Loss before income tax expense for the United States of America and the State of Israel for the years ended December 31, 2014, 2013 and 2012 consisted of:

	2014	2013	2012
Loss before income tax expense:
United States of America	$(12,350,762)	$(15,416,885)	$(23,482,045)
State of Israel	(517,836)	(4,896,769)	(10,468,470)
	$(12,868,598)	$(20,313,654)	$(33,950,515)
Income tax expense attributable to income from continuing operations for the years ended December 31, 2014, 2013 and 2012 consisted of:

	2014	2013	2012
Current income tax expense:
Federal	$—	$—	$—
State	12,000	10,610	12,033
Foreign	—	—	—
	12,000	10,610	12,033
Deferred income tax expense:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Total income tax expense	$12,000	$10,610	$12,033
The following table summarizes the significant differences between the United States federal statutory tax rate and the Company's effective tax rate for financial statement reporting purposes:

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(14) Income Taxes (Continued)

	2014	2013	2012
Statutory tax rate	34%	34%	34%
Stock-based compensation on ISO's	—	(4)	(7)
State tax, net of federal benefit	—	—	—
Change in valuation allowance	(34)	(30)	(27)
Total	—%	—%	—%
The tax effects of temporary differences that give rise to the deferred tax asset at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$110,747,000	$106,210,000
Accrued expenses	1,878,000	2,463,000
Intangibles	86,000	289,000
Reserves	—	846,000
Depreciation	211,000	159,000
Net deferred tax assets	112,922,000	109,967,000
Less valuation allowance	(112,553,000)	(109,565,000)
Deferred tax assets	369,000	402,000
Deferred tax liabilities:
Acquired intangible assets	(369,000)	(402,000)
Net deferred tax assets (liabilities)	$—	$—
The valuation allowance increased by approximately $2,988,000 during the year ended December 31, 2014 and increased approximately $5,100,000 during the year ended December 31, 2013.
Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets and liabilities. At December 31, 2014 and 2013, Wave's historical operating results, its cumulative loss positions and uncertainty surrounding its forecasts, led management to conclude that a valuation allowance of $112,553,000 and $109,565,000, respectively, is needed to offset its deferred tax assets. Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2014 will be allocated as follows: $111,813,000 to continuing operations and $740,000 to additional paid-in-capital for amounts attributable to exercises of employee stock options.
Wave has federal and state net operating loss carryforwards of approximately $316,802,000, which expire beginning in 2015 through 2034 and include approximately $8,074,000 of net operating loss carryforwards of Safend, Inc., a wholly owned US-based subsidiary of Safend. Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave's net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period. Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred. However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations. In addition, the Company maintains approximately $16,000,000 of operating loss carryforwards associated with Safend, Ltd. which may be carried forward indefinitely.
The Company had no gross unrecognized tax benefits at December 31, 2014, 2013 and 2012.
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
(15) Commitments and Contingencies
Royalty Liability
Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist ("OCS") for the financing of a portion of its research and development expenditures in Israel. Safend's repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. Interest is accrued based on the 12 month LIBOR rate at the time of each individual grant and remains fixed at that rate until the grant is repaid. At December 31, 2014 and 2013, the book value of the liability amounted to $5,157,306 and $4,673,629, respectively. The actual amount owed to the OCS is approximately $6,200,000 at December 31, 2014 and $6,235,000 at December 31, 2013. The difference between the amount owed at December 31, 2014 and 2013 and the book value relates to the remaining accretion of the fair value discount recorded when Safend was acquired. During the years ended December 31, 2014 and 2013 approximately $193,623 and $183,000, respectively, was repaid to the OCS while approximately $0 and $80,000, respectively, was received as additional grants from the OCS. During the years ended December 31, 2014 and 2013, approximately $97,300 and $81,000, respectively, of accretion is included in the net interest expense on the consolidated statements of operations. During the year ended December 31, 2014, approximately $580,000 was recorded as interest expense relating to the LIBOR component of the arrangement. The $580,000 represents the cumulative interest incurred on the grants to correct an out of period error. We assessed the materiality of the error on prior periods' financial statements and concluded that the error was not material to any of our prior period annual or current and prior period interim financial statements. We elected to correct the error in the three-month period ended December 31, 2014 by increasing interest expense by $580,000 and increasing the royalty liability on the consolidated balance sheet by the same amount. For the three and twelve month periods ended December 31, 2014, loss per basic and diluted share decreased by $0.01 as a result of the correction.
Operating Leases
Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 are as follows:

2015	$1,091,000
2016	423,000
2017	13,000
2018	2,000
Total minimum lease payments	$1,529,000
Rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to approximately $1,142,000, $1,123,000 and $1,143,000, respectively.
(16) Related Party Transactions
Steven Sprague, Wave's former President and Chief Executive Officer, served as a member of the Board of Directors through June 2014. Steven Sprague earned approximately $45,000 in board fees during the twelve-months ended December 31, 2014.
Peter Sprague, the father of Steven Sprague, was paid a salary of $127,197, $134,200, and $134,200 for the years ended December 31, 2014, 2013, and 2012, respectively. Peter Sprague earned bonuses of $0, $0 and $30,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Michael Sprague, the brother of Steven Sprague and the son of Peter Sprague, was terminated by the Company in March 2014. He was paid a salary of $39,494, $189,300 and $189,300 for the years ended December 31, 2014, 2013, and 2012, respectively. Michael Sprague earned bonuses of $0, $0 and $45,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(6) Related Party Transactions (Continued)

On September 16, 2013 Wave entered into a Software Development and License Agreement ("the Development Agreement") with EXO5, LLC ("EXO5"). EXO5 is a company owned by Richard Lee, an experienced software project manager who joined Wave in September 2011 as Project Manager for Cloud Services. Pursuant to the Development Agreement, Wave issued EXO5 372,578 shares of Class A Common Stock valued at $500,000 to acquire a perpetual license for EXO5's Cloud Application Platform ("the Platform"). During the year ended December 31, 2014, Wave incurred costs of $417,000 associated with additional maintenance work performed by EXO5 on the Platform.
(17) Defined Contribution Plan
On January 1, 1995, Wave adopted the Wave Systems Corp. 401(k) Savings and Investment Plan, a defined contribution plan, to which substantially all employees can contribute. Employees of Wave become eligible immediately on employment. Wave has the option to make discretionary matching contributions; no contributions were made in 2014, 2013 or 2012.
(18) Disclosures about the Fair Value of Financial Instruments
As of December 31, 2014 and 2013, Wave's financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments. Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts (approximately $1,188,000 and $1,417,000 at December 31, 2014 and 2013, respectively) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1).
Financial instruments not measured or recorded at fair value consist of accounts receivable, collateralized receivables, accounts payable and secured borrowings. The estimated fair value of accounts receivable, collateralized receivables, accounts payable and secured borrowings approximates their carrying value.
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
(19) Segment Reporting
Segments are defined by authoritative guidance as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker (CODM), or a decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our chief executive officer.
In the 2013 fiscal year, the Company previously reported two operating segments: EMBASSY® digital security products and services and Safend endpoint data loss security products and services. The data loss security products and services were historically segmented as a result of the acquisition of Safend in September 2011 and the way in which the previous CODM viewed the business.
During the 2014 fiscal year, our CODM decided that our product offerings constitute a single business activity and that our financial results should be evaluated on that basis. Our CODM determined that a functional management approach with centralized roles and responsibilities would be best to enable the Company to efficiently scale and deliver its solutions to its customers. Our CODM assembled an executive team with specific business functional responsibility to move further towards an integrated and scalable operation and drive our business as an integrated offering. In the fourth quarter of the 2014 fiscal yaer our CODM discontinued our historical segmented reporting as a management tool. The Company presents a single segment for purposes of financial reporting and prepared its consolidated financial statements upon that basis.
The following table details Wave's sales by geographic area for the years ended December 31, 2014, 2013 and 2012. Geographic area is based on the location of where the products were delivered or services rendered.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(19) Segment Reporting (Continued)

	United States of America	Europe	Asia	Total
2014
Wave products and services	$11,251,506	$4,381,551	$1,337,777	$16,970,834
% of Total	66%	26%	8%	100%
2013
Wave products and services	$16,267,661	$6,364,707	$1,768,484	$24,400,852
% of Total	67%	26%	7%	100%
2012
Wave products and services	$21,187,703	$6,549,013	$1,105,797	$28,842,513
% of Total	73%	23%	4%	100%
Approximately 90% of all long-lived assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.
(20) Selected Quarterly Financial Data (unaudited)

	Quarter-ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenues	$2,866,371	$4,332,104	$4,439,820	$5,332,539
Cost of net revenues	303,601	333,828	338,519	312,828
Loss from operations	(4,366,992)	(2,077,621)	(3,754,279)	(3,246,930)
Net loss	(3,685,704)	(2,105,859)	(3,795,530)	(3,293,505)
Net loss per common share—basic and diluted	$(0.07)	$(0.05)	$(0.09)	$(0.09)

	Quarter-ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Revenues	$5,613,559	$6,251,325	$6,742,242	$5,793,726
Cost of net revenues	313,310	471,200	579,466	2,332,960
Loss from operations	(3,611,657)	(2,895,031)	(3,432,071)	(10,157,219)
Net loss	(3,676,389)	(2,943,823)	(3,490,297)	(10,213,755)
Net loss per common share—basic and diluted	$(0.11)	$(0.09)	$(0.12)	$(0.39)

(21) Subsequent Events
On January 15, 2015, Wave received notification from the NASDAQ Stock Market indicating that its common stock is subject to potential delisting from the NASDAQ Capital Market because for a period of 30 consecutive business days, the bid price of Wave's common stock closed below the minimum $1.00 per share requirement for continued inclusion under the Bid Price Rule. The NASDAQ notice indicated that, in accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), Wave will be provided 180 calendar days, or until July 14, 2015, to regain compliance. If, at anytime before July 14, 2015, the bid price of Wave's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ staff will provide written notification that it has achieved compliance with the Bid Price Rule. If Wave fails to regain compliance with the Bid Price Rule before July 14, 2015 but meet all of the other applicable standards for initial listing on the NASDAQ Capital Market with the exception of the minimum bid price, then Wave may be eligible to have an additional 180 calendar days, or until January 10, 2016, to regain compliance with the Bid Price Rule.
On February 25, 2015, Wave named R. Stephen Cheheyl to its Board of Directors.