Form 10-Q
period 2015-03-31
WAVE SYSTEMS CORP
filed 2015-05-01
CIK 919013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock as of April 27, 2015: 51,475,368 shares of Class A Common Stock and 8,885 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries
Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2015

PART I -FINANCIAL INFORMATION

Item 1.   Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$3,156,809	$1,777,414
Accounts receivable, net of allowance for doubtful accounts of $-0- at March 31, 2015 and December 31, 2014	1,231,062	1,820,945
Prepaid expenses and other current assets	497,370	397,689
Total current assets	4,885,241	3,996,048
Property and equipment, net	386,109	411,755
Amortizable intangible assets, net	1,862,553	2,008,227
Goodwill	1,448,000	1,448,000
Other assets	165,989	169,330
Total Assets	8,747,892	8,033,360

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	4,088,031	3,918,493
Deferred revenue	5,533,972	5,125,932
Total current liabilities	9,622,003	9,044,425
Other long-term liabilities	41,066	50,779
Royalty liability	5,026,486	4,982,306
Long-term deferred revenue	2,430,458	871,677
Total liabilities	17,120,013	14,949,187
Stockholders’ Deficit:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 51,475,368 shares issued and outstanding at March 31, 2015 and 45,962,324 at December 31, 2014	514,754	459,623
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 8,885 shares issued and outstanding at March 31, 2015 and December 31, 2014	89	89
Capital in excess of par value	426,138,126	422,745,539
Accumulated deficit	(435,025,090)	(430,121,078)
Total Stockholders’ Deficit	(8,372,121)	(6,915,827)
Total Liabilities and Stockholders’ Deficit	$8,747,892	$8,033,360

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2015	2014
Net revenues:
Licensing and maintenance	$2,452,535	$5,332,539
Total net revenues	2,452,535	5,332,539
Operating expenses:
Licensing and maintenance — cost of net revenues	444,794	312,828
Selling, general and administrative	4,301,674	5,201,968
Research and development	2,499,046	3,064,673
Total operating expenses	7,245,514	8,579,469
Operating loss	(4,792,979)	(3,246,930)
Other income (expense), net:
Net currency transaction loss	(50,095)	(1,711)
Net interest expense	(60,938)	(44,864)
Total other income (expense), net	(111,033)	(46,575)
Net loss	$(4,904,012)	$(3,293,505)
Loss per common share — basic and diluted	$(0.10)	$(0.09)
Weighted average number of common shares outstanding during the period	49,943,967	38,486,897

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	45,962,324	$459,623	8,885	$89	$422,745,539	$(430,121,078)	$(6,915,827)

Net loss	—	—	—	—	—	(4,904,012)	(4,904,012)

Issuance of Class A common stock at $0.65 per share, less issuance costs of $245,009	5,513,044	55,131	—	—	3,283,339	—	3,338,470

Share-based compensation	—	—	—	—	109,248	—	109,248
Balance as of March 31, 2015	51,475,368	$514,754	8,885	$89	$426,138,126	$(435,025,090)	$(8,372,121)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(4,904,012)	$(3,293,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,752	236,648
Compensation associated with issuance of stock options	109,248	414,283
Accretion of royalty liability	29,050	24,325
Changes in assets and liabilities:
Decrease in accounts receivable	589,883	316,900
(Increase) decrease in prepaid expenses and other current assets	(99,681)	6,205
Decrease (increase) in other assets	3,341	(1,135)
Increase (decrease) in accounts payable and accrued expenses	240,538	(594,149)
Increase (decrease) in deferred revenue	1,966,821	(73,339)
Decrease in royalty liability	(55,870)	(99,911)
Decrease in other long-term liabilities	(9,713)	(11,780)
Net cash used in operating activities	(1,924,643)	(3,075,458)

Cash flows from investing activities:
Acquisition of property and equipment	(34,432)	(24,757)
Net cash used in investing activities	(34,432)	(24,757)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,338,470	5,323,717
Net cash provided by financing activities	3,338,470	5,323,717

Net increase in cash and cash equivalents	1,379,395	2,223,502

Cash and cash equivalents at beginning of period	1,777,414	2,120,102

Cash and cash equivalents at end of period	$3,156,809	$4,343,604

Supplemental cash flow information:

Cash paid during the period for:
Interest	$28,168	$37,620

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

March 31, 2015 and 2014

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (“Wave”) as of March 31, 2015 and December 31, 2014, its results of operations for the three-month periods ended March 31, 2015 and 2014, its changes in stockholder’s deficit for the three-month period ended March 31, 2015, and its cash flows for the three-month periods ended March 31, 2015 and 2014.  Such financial statements have been prepared in accordance with United States generally accepted accounting principles and the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2014, included in its Form 10-K filed on March 9, 2015.  The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the operating results for the full year or any future periods.

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

1.     Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, depreciation and amortization, valuation of long-lived, and intangible assets, goodwill, contingencies and share based compensation.  Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A detailed description of the accounting policies deemed critical to the understanding of the consolidated financial statements is included in the notes to Wave’s audited financial statements for the year ended December 31, 2014, included in its Form 10-K filed with the Securities and Exchange Commission on March 9, 2015.

Revenue Recognition — Wave's business model targets revenues from various sources including software products and development contracts. Many of these sales arrangements include multiple-elements and/or require significant modification or customization of Wave's software.
Wave recognizes revenue when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) fees are fixed or determinable and 4) collectability is reasonably assured. If we determine that any one of the four criteria is not met, we will defer recognition of revenue until all of the criteria are met. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue.
Licensing and Maintenance
Wave receives revenue from licensing its software to end users, OEM partners, software development and other services including maintenance. Wave applies software revenue recognition guidance to all transactions except those where no software is involved.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  Persuasive evidence is generally a binding purchase order or license agreement.  Delivery occurs when product is shipped for its OEM distribution arrangements, or delivered via a license key for our license agreements.

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
Licensing and maintenance—cost of net revenues includes customer support personnel costs, amortization expense of the developed technology intangible asset, costs associated with providing consulting services and related share-based compensation expense.
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

Share-based Compensation — We recognize compensation expense for all share-based compensation awards made to employees, directors and consultants, including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan. Share-based compensation expense recognized is based on the fair value of share-based payment awards adjusted for estimated forfeitures.  We estimate the fair value of share-based payment awards at grant date using a Black-Scholes option-pricing model.  Our estimate of the fair value of the share-based payment awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables including, but not limited to, the estimated term of the award and our estimated stock price volatility.

Recently Adopted Accounting Pronouncements - In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements - Going Concern, which amends the disclosures of uncertainties about an entity's ability to continue as a going concern. The amendments provide guidance in GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce the diversity in the timing and content of footnote disclosures. The Company is required to adopt the amendments in the first quarter of 2017. Early adoption is permitted. The Company is currently evaluating the impact of these amendments on its Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-9, Revenue From Contracts With Customers (Topic 606), which amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its Consolidated Financial Statements.

2.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of March 31, 2015, has an accumulated deficit of approximately $435,025,000. We also expect Wave will incur an operating loss for the fiscal year 2015. As of March 31, 2015, Wave had negative working capital of approximately $4,737,000.
If Wave is not successful in executing its business plan, Wave will not generate enough revenue to fund its cash flow requirements for the twelve-months ended March 31, 2016. As of March 31, 2015, we had approximately $3,157,000 of cash on hand. Given Wave's forecasted cash requirements for the twelve-months ending March 31, 2016, and our cash balance as of March 31, 2015, Wave will be required to raise additional capital prior to March 31, 2016. Wave's ability to raise additional capital is primarily based on two sources:

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
For registered offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”). The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million. As a result of the application of the one-third rule, the funds available on the 2015 shelf registration statement are reduced. Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2015 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of April 27, 2015, approximately $9,872,000 in gross proceeds remains under the 2015 shelf registration statement. Based on the price of Wave's common equity over the last 60 days and the one-third rule computation, all of the remaining gross proceeds are available for future financings as of April 27, 2015.
Wave will be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve months ending March 31, 2016. If Wave is not successful in executing its business plan, it will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to its current cash position, cash needs over the next year and beyond, and the uncertainty as to whether it will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave's ability to continue as a going concern.

3.              Goodwill and Amortizable Intangible Assets

There have been no changes to the carrying amount of goodwill during the three month period ended March 31, 2015.
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

The following schedule presents intangible assets subject to amortization as of March 31, 2015 and December 31, 2014:

March 31, 2015

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,298,671)	$(5,038,100)	$89,229	3.5
Customer Relationships	3,972,000	(937,327)	(1,786,673)	1,248,000	6.5
Internal-use software	726,000	(219,010)	—	506,990	3.5
Acquired Patents	1,100,000	(1,081,666)	—	18,334	0.1
	$12,224,000	$(3,536,674)	$(6,824,773)	$1,862,553

December 31, 2014

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,292,297)	$(5,038,100)	$95,603	3.8
Customer Relationships	3,972,000	(889,327)	(1,786,673)	1,296,000	6.8
Internal-use software	726,000	(182,710)	—	543,290	3.8
Acquired Patents	1,100,000	(1,026,666)	—	73,334	0.4
	$12,224,000	$(3,391,000)	$(6,824,773)	$2,008,227

Amortization expense associated with intangible assets was $145,674 for the three months ended March 31, 2015 and 2014. The estimated amortization expense for intangible assets for the next five years and thereafter is as follows (in thousands):

Period	Estimated Amortization Expense
Remainder of 2015	$290,354
2016	362,694
2017	362,694
2018	318,811
2019	192,000
Thereafter	336,000
Total	$1,862,553

4.              Accounts Payable and Accrued Expenses
The following schedule presents the details of accounts payable and accrued expenses as of March 31, 2015 and December 31, 2014:

	2015	2014
Accounts payable	$1,162,925	$1,080,167
Accrued payroll and related costs	2,407,900	2,211,565
Accrued consulting and professional fees	287,229	157,500
Royalty liability	104,000	175,000
State & local taxes payable	1,202	8,508
Other accrued expenses	124,775	285,753
Total accounts payable and accrued expenses	$4,088,031	$3,918,493

5.       Issuance of Common Stock

On January 26, 2015, Wave entered into agreements with certain investors for a private placement of 5,513,044 shares of its Class A Common Stock at a price of $0.65 per share yielding gross proceeds of $3,583,479. This financing was completed under the 2015 shelf registration statement together with the related registration statement on Form S-3 filed pursuant to Rule 462(b). Wave also issued warrants to the subscribers to purchase 2,205,216 shares of Class A Common Stock at an exercise price of $0.70 per share. These warrants expire on July 26, 2020. SRA entered into a placement agency agreement with Wave in which they agreed to act as placement agent in connection with the offering. Wave agreed to pay SRA a fee equal to 6% of the gross proceeds of this offering. Wave realized approximately $3,338,000 in net proceeds after deducting the placement agent fees of approximately $215,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $30,000. In connection with the financing, Wave also issued warrants to SRA to purchase up to 330,783 shares of Wave Class A Common Stock for $0.70 per share. These warrants expire on July 26, 2018. The warrants associated with this financing have been accounted for as equity. A prospectus supplement related to the offering was filed with the SEC on January 27, 2015.
During the three-month period ended March 31, 2014, Wave received net proceeds of $5,323,717 after deducting offering costs of approximately $169,000, in connection with the issuance of 5,365,784 shares of Class A Common Stock in its At The Market offerings through MLV & Co. LLC ("MLV").  The shares were sold at prices ranging from $0.90 -$1.13 per share.

6.     Share-based Compensation

Wave recognized $109,248 and $414,283 of share-based compensation during the three-months ended March 31, 2015 and 2014, respectively.  During the three-month period ended March 31, 2015, Wave granted 108,000 stock options at a weighted-average estimated fair value ranging from $0.37 and $0.47.  During the three-month period ended March 31, 2014, Wave granted 1,174,400 stock options at a weighted-average estimated fair value ranging from $0.54 to $0.65.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month periods ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Cost of Sales	$3,313	$3,920
Selling, General & Administrative	104,450	315,495
Research & Development	1,485	94,868
Total	$109,248	$414,283

7.     Income Taxes

Wave has federal and state net operating loss carryforwards of approximately $316,802,000, which expire beginning in 2015 through 2035 and include approximately $8,074,000 of net operating loss carryforwards of Safend, Inc., a wholly owned US-based subsidiary of Safend, Ltd.  Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period.  Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.  In addition, the Company maintains approximately $16,000,000 of operating loss carryforwards associated with Safend, Ltd., which may be carried forward indefinitely.

8.              Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive instruments as their effect would be anti-dilutive.  Dilutive instruments consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three-month periods ended March 31, 2015 and 2014 were approximately 76,000 shares and 39,000 shares, respectively.  Employee stock options and other stock warrants to purchase a weighted average of approximately 7,639,000 and 6,299,000 shares were outstanding for the three-month periods ended March 31, 2015 and 2014, respectively, but have not been included in the computation of diluted loss per share because their effect would have been anti-dilutive.

9.              Segment Reporting

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

The following table details Wave’s revenue by geographic area for the three-month periods ended March 31, 2015 and 2014.  Geographic area is based on the location of where the products were shipped or services rendered.

	United States of America	Europe	Asia	Total
2015
Wave products and services	$1,155,647	$1,025,944	$270,944	$2,452,535
% of Total	47%	42%	11%	100%
2014
Wave products and services	$3,564,080	$1,277,955	$490,504	$5,332,539
% of Total	67%	24%	9%	100%

 Approximately 90% of all tangible assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

10.  Fair Value Measurement

As of March 31, 2015, Wave’s financial assets that are measured at fair value on a recurring basis are comprised of overnight money market fund investments.  Wave invests excess cash from its operating cash accounts in overnight money market funds and reflects these amounts ($2,596,331 at March 31, 2015) within cash and cash equivalents on the consolidated balance sheet using quoted prices in active markets for identical assets (Level 1) at a net value of 1:1 for each dollar invested.

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements consist of accounts receivable and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximates their carrying value.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. Our MD&A is presented in five sections:

●Overview
●Business Update
●Results of Operations
●Liquidity and Capital Resources
●Contractual Obligations

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

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

The increasing frequency and sophistication of cyberattacks against corporations mean that security is no longer purely the concern of IT. Senior level executives and board members are spending more time focused on security and risk. In 2014, major data breaches occurred at companies including Sony, J.P. Morgan Chase, Target, and Home Depot. In the public sector, hacks have occurred at the State Department, the White House, the U.S. Postal Service, and the National Oceanic and Atmospheric Administration. These high profile attacks are leading many companies to question whether continuing with a software-only approach to security will provide them with sufficient protection.

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

Our Products and Services

Cyberattacks are a constant threat to every company. As the sophistication of cyberattacks grows, the inadequacies of many legacy, software-based solutions are exposed. Wave's products are purpose-built to prevent such attacks. Wave's products can be combined to form a hardened cybersecurity solution covering access management, encryption, and data protection. Wave's products provide a complementary set of solutions that focus on authentication, encryption and data-loss protection. Unlike other solutions that depend on software as the foundation of security, Wave's solutions utilize hardware as the security foundation for devices. This security foundation is provided by built in hardware that is part of the device, not added on. With hardware as the security foundation, IT has unprecedented, yet straightforward control over exactly who has access to sensitive data and control over what devices can access that data.

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

◦The Encryptor product ("Encryptor") provides software full disk encryption. It is suitable as part of an enterprise migration to SED to cover their legacy systems running Windows XP or Vista.

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

Marketing and Sales

Wave provides hardened cybersecurity solutions for the protection of corporate data. Many of our customers operate in industries that are subject to stringent data protection regulations. Our products focus on protecting these companies against the threats posed by unauthorized access and data breach. Our principal competitive strengths include our longstanding focus on hardware-enabled security; our experience with large national and multi-national deployments; and our direct partnerships with many of the major hardware manufacturers and PC OEMs.

We market and sell our solutions worldwide primarily through our direct sales force and through indirect distribution channel partners and strategic partners. The direct sales force is responsible for providing highly responsive, quality service and ensuring client satisfaction. Strategic partnerships and alliances provide us with additional access to potential clients. We also market our solutions to original equipment manufacturers ("OEMs") in an effort to get our solutions in personal computers ("PCs") that are ultimately purchased by enterprise customers. Key decision makers involved in the sales process on the customer side typically consist of information technology executives, finance executives and managers of communications assets and networks.

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

Business Update

The past several quarters have been a period of critical transition for Wave — marked by numerous changes to its operations, a more focused sales and marketing strategy and targeted headcount changes across the organization.  Management has improved efficiency across Wave’s business, particularly in the manner in which Wave develops, markets and sells its products.

During the three-months ended March 31, 2015, Wave received a $2.3 million, multi-year order from a major, US-headquartered insurance company for over 250,000 licenses of both Wave Protector and Wave Reporter. The order was the largest order in Wave's history with respect to the number of seats sold. Wave made significant changes to the sales team during 2014 with the focus of securing large enterprise sales. Wave is beginning to see the strategic decisions made during 2014 generate results in 2015.

Wave added R. Stephen Cheheyl to the Board of Directors. Mr. Cheheyl was the former Chief Financial Officer of several public technology companies and has served as a director of many public and private companies.

Wave has made several  improvements to corporate governance including replacing plurality voting with majority voting in director elections, a more efficient board compensation policy, and instituted a stock ownership policy for board members.  Please refer to Wave's recently filed Proxy statement for more detail.

Results of Operations

Comparison of the Three-Months Ended March 31, 2015 and 2014

Net Revenues:

	Three-Months Ended March 31, 2015	Three-Months Ended March 31, 2014	Increase (Decrease)	% Change
Licensing and maintenance	$2,452,535	$5,332,539	$(2,880,004)	(54)%
Total Net Revenues	$2,452,535	$5,332,539	$(2,880,004)	(54)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $1,980,000 and a decrease in enterprise licensing and maintenance revenue of $900,000.

The decrease in OEM revenue of approximately $1,980,000 primarily consisted of lower Dell royalty revenue of approximately $1,825,000 as the result of a decrease in the volume of Dell shipments. We anticipate that the Dell royalty revenue will continue to decline as prior generation Dell platforms that include Wave software decrease in shipping volume.  Additionally, during the three-months ended March 31, 2014, the Company recognized approximately $224,000 in revenue related to a license and service agreement with an OEM partner.  The total value of the license and service agreement with the OEM partner was recognized ratably beginning in March 2013 through March 2014.  There was no revenue recognized during the three-months ended March 31, 2015 relating to the license and services agreement with this OEM partner.

The decrease in enterprise licensing and maintenance revenue of approximately $900,000 primarily related to a lower deferred revenue base during the three-months ended March 31, 2015 as compared to the same period in 2014. The lower deferred revenue base was the result of a lower volume of orders billed during the periods leading up to the three-months ended March 31, 2015. The current portion of deferred revenue was approximately $5,126,000 at December 31, 2014 as opposed to $6,996,000 at December 31, 2013.

Operating Expenses:

	Three-Months Ended March 31, 2015	Three-Months Ended March 2014	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$444,794	$312,828	$131,966	42%
Selling, general and administrative	4,301,674	5,201,968	(900,294)	(17)%
Research and development	2,499,046	3,064,673	(565,627)	(18)%
Total operating expenses	$7,245,514	$8,579,469	$(1,333,955)	(16)%

Licensing and maintenance — cost of net revenues consists primarily of customer support personnel costs, amortization on developed technology intangible assets and share-based compensation expense.  The increase in licensing and maintenance — cost of net revenues during the three-months ended March 31, 2015 as compared to the same period in 2014 was due primarily to a consulting fee of approximately $70,000 relating to the large class order received from a US-headquartered insurance company and an increase in Wave technical support costs consisting primarily of salaries and related benefits of approximately $86,000.

The decrease in selling, general and administrative expense (“SG&A”) during the three-months ended March 31, 2015 compared to the same period in 2014 was due primarily to a decrease in Wave salaries and related benefits totaling approximately $685,000 and a decrease of approximately $146,000 in travel expenses. The decreases in salaries and related benefits and travel expenses were primarily the result of targeted headcount reductions that occurred throughout 2014.

The activities supported by SG&A expenses include business development, sales, marketing, corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

The decrease in research and development (“R&D”) expenses during the three-months ended March 31, 2015 compared to the same period in 2014 was due primarily to a decrease in salaries and related benefits of approximately $218,000 and a decrease of approximately $309,000 in professional fees.  The decrease in salaries and related benefits was primarily due to a decrease in headcount within the R&D group. The decrease in professional fees was the result of fewer third party engineering services needed during the three-months ended March 31, 2015 compared to the same period in 2014.

Due to the reasons set forth above, the Wave's operating loss for the three-months ended March 31, 2015 was $4,792,979 as compared to $3,246,930 for the comparable period in 2014.

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

Given Wave’s forecasted working capital requirements for the twelve-months ending March 31, 2016, as detailed below in Liquidity requirements and future sources of capital, and our cash balance as of March 31, 2015, Wave will be required to raise additional capital prior to March 31, 2016 to continue to fund its operations.  During the three-months ended March 31, 2015, Wave’s ability to raise additional capital was primarily based on two sources:

●            Sales of registered Class A Common Stock under a $15,000,000 shelf registration statement filed with the U.S. Securities and Exchange Commission ("SEC") on December 18, 2014 and declared effective by the SEC on January 7, 2015 ("2015 shelf registration statement"); and

●             Sales of Class A common Stock through private placements.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three-months ended March 31:

	2015	2014
Total cash provided by (used in):
Operating activities	$(1,924,643)	$(3,075,458)
Investing activities	(34,432)	(24,757)
Financing activities	3,338,470	5,323,717
Increase in cash and cash equivalents	$1,379,395	$2,223,502

Operating Activities

The net cash used in operating activities of approximately $1,925,000 during the three-months ended March 31, 2015 was primarily related to the net loss adjusted for non-cash items of approximately $4,560,000, a decrease in accounts receivable of approximately $590,000 and an increase in deferred revenue of approximately $1,967,000.  The increase in deferred revenue was largely due to the $2,327,000 multi-year order received during the three-months ended March 31, 2015 from a major, US-headquartered insurance company for over 250,000 licenses. The revenue on this arrangement is recognized ratably over the maintenance term.

The net cash used in operating activities of approximately $3,075,458 during the three-months ended March 31, 2014 was primarily related to the net loss adjusted for non-cash items of approximately $2,618,000, a decrease in accounts receivable of approximately $317,000 and an increase of approximately $594,000 in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was largely related to the severance liability of approximately $413,000 payable to Wave's former Chief Financial Officer that was recorded during the three-months ended March 31, 2014.

Investing Activities

During the three-months ended March 31, 2015 and 2014, acquisition of property and equipment was approximately $34,000 and $25,000, respectively.  The slight increase in acquisitions during the three-months ended March 31, 2015 was the result of an increase in capital equipment needs.

Financing Activities

The decrease in net cash provided by financing activities during the three-months ended March 31, 2015 compared to the same period in 2014 of approximately $1,986,000 was primarily the result of decreases in net proceeds from the issuance of common stock via At The Market sales through MLV of approximately $5,324,000, offset by an increase of approximately $3,338,000 in registered share offerings.

The significant amount of proceeds received during the three-months ended March 31, 2015 and 2014 from the sale of common stock were necessary to support Wave’s growth strategy and SG&A and R&D expense requirements.

Liquidity requirements and future sources of capital

Sources of working capital may include the following:

●                  cash on hand of  approximately $3,157,000 as of March 31, 2015;

●                  collection of receivables; and

●                  additional financings

If Wave is not successful in improving sales performance, Wave will not generate enough sales to fund its cash flow requirements for the twelve-months ending March 31, 2016. As of March 31, 2015, we had approximately $3,157,000 of cash on hand. Given Wave’s forecasted capital requirements for the twelve-months ending March 31, 2016, and our cash balance as of March 31, 2015, Wave will be required to raise additional capital prior to March 31, 2016 to continue to fund its operations. Wave has historically raised additional capital from registered share offerings and through private placements.
For registered offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”). The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million. As a result of the application of the one-third rule, the funds available on the 2015 shelf registration statement are reduced. Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2015 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of April 27, 2015, approximately $9,872,000 in gross proceeds remains under the 2015 shelf registration statement. Based on the price of Wave's common equity over the last 60 days and the one-third rule computation, all of the remaining gross proceeds are available for future financings as of April 27, 2015.
Wave will be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations for the twelve months ending March 31, 2016. If Wave is not successful in executing its business plan, it will be required to sell additional shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives or it could be forced to reduce expenses which may significantly impede its ability to meet its sales, marketing and development objectives, cease operations or merge with another company. No assurance can be provided that any of these initiatives will be successful. Due to its current cash position, capital needs over the next year and beyond, and the uncertainty as to whether it will achieve its sales forecast for its products and services, substantial doubt exists with respect to Wave's ability to continue as a going concern.
Known trends and uncertainties affecting future cash flows
Because Wave does not have sufficient cash to fund its operations for the twelve-months ending March 31, 2016, and there is uncertainty as to whether Wave will generate sufficient revenues to fund its operations over this time period, Wave has been, and will continue to be, actively engaged in financing activities in order to generate additional funding to cover its operating costs for the twelve-months ending March 31, 2016. As detailed above, the funds available under the 2015 shelf registration statement will remain restricted if Wave is unable to exceed $75 million in aggregate market value of the common equity held by non-affiliates. As such, our ability to raise the necessary capital to fund operations may not be sufficient for the twelve-months ending March 31, 2016.
We will be required to sell additional shares of common stock or preferred stock or engage in a combination of these financing alternatives, to raise additional capital to continue to fund our operations for the twelve-months ending March 31, 2016. The availability and amount of any such financings are unknown at this time and as a result of the one-third rule as detailed above, proceeds available to us under the 2015 shelf registration statement or any other registration we may file may not be adequate. Due to our current cash position, our forecasted capital needs over the next year and beyond, the fact that we will require additional financing and uncertainty as to whether we will achieve our sales forecast for our products and services, substantial doubt exists with respect to our ability to continue as a going concern.

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
Furthermore, the achievement of sufficient revenue is dependent upon continued significant expenditures, which will likely be required for research and development and sales and marketing to increase market awareness for our products. Therefore, if Wave is not able to begin to generate significant revenues by March 31, 2016 to cover its operating costs, it will need to generate capital from other sources, including raising funds through the issuance of additional common stock, preferred stock and/or debt to fund its operations beyond March 31, 2016.

Contractual Obligations

Royalty Liability
Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist ("OCS") for the financing of a portion of its research and development expenditures in Israel. Safend's repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. Interest is accrued based on the 12 month LIBOR rate at the time of each individual grant and remains fixed at that rate until the grant is repaid. At March 31, 2015 and December 31, 2014, the book value of the liability amounted to $5,130,486 and $5,157,306, respectively. The actual amount owed to the OCS is approximately $6,200,000 at March 31, 2015 and December 31, 2014. The difference between the undiscounted amount owed at March 31, 2015 and December 31, 2014 and the book values relates to the remaining accretion of the fair value discount recorded when Safend was acquired.
Operating Leases

Wave has no significant long-term contractual obligations other than the royalty liability obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating lease commitments	$1,021,000	$235,000	$—	$—	$1,256,000
Total commitments	$1,021,000	$235,000	$—	$—	$1,256,000

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The exposure to market risk associated with interest rate-sensitive instruments is not material.  Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.  Controls and Procedures

a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b) Changes in Internal Control Over Financial Reporting
During the three-months ended March 31, 2015, no changes were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

The U.S. and numerous other leading markets around the world continue to experience slow recoveries or more challenging economic conditions, and we believe meaningful risk remains of returned deterioration in economic conditions and of substantial and continuing financial market disruptions in certain large economies. Conditions in the global financial markets and economic and geopolitical conditions throughout the world are outside of our control and difficult to predict, being influenced by factors such as national and international political circumstances (including governmental instability, wars, terrorist acts or security operations), interest rates, market volatility, asset or market correlations, equity prices, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation including as regards taxation, trade barriers, commodity prices, interest rates, currency exchange rates and controls. While many governments, including the U.S. federal government, have taken substantial steps to stabilize economic conditions in an effort to increase liquidity and capital availability, if economic conditions should weaken, the business environment in our principal markets would be adversely affected, which may negatively impact, among other things:

•the continued growth and development of our business;

•our liquidity;

•our ability to raise capital and obtain financing; and

•the price of our common stock.

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave's revenue during the three-months ended March 31, 2015 was less than operating expenses as our products have not yet attained widespread commercial acceptance. This is due in part to the early stage nature of our products with respect to the digital security industry in which we operate. As of March 31, 2015, we had an accumulated deficit of approximately $435.0 million and negative working capital of approximately $4.7 million. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets such as digital security.
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

If we do not succeed in these objectives we will not generate revenues, hence our business will not be sustainable.

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

 If our OEM customers fail to purchase our components or to sell sufficient quantities of their products incorporating our components or if our OEM customers’ sales timing and volume fluctuates, it may have an adverse effect on our results of operations.

In general, our ability to make sales to OEM customers depends on our ability to compete on price, delivery and quality. The timing and volume of these sales depend upon the sales levels and shipping schedules for the products into which our OEM customers incorporate our products. Thus, even if we develop a successful component, our sales will not increase unless the product into which our component is incorporated is successful. If our OEM customers decide not to incorporate our products as components of their products or fail to sell a sufficient quantity of products incorporating our components, or if the OEM customers' sales timing and volume fluctuate, it may lead to a reduction in our sales and have an adverse effect on our results of operations.

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

We have a high dependence on relationships with strategic partners that must continue or our ability to successfully market our products will be impaired.

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

The research and development efforts of Safend have been financed, in part, through grants that Safend has received from the Israeli Office of the Chief Scientist, or OCS. Safend therefore must comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 1984, and related regulations, or the Research Law regarding the intellectual property and products generated by Safend. The terms of these grants and the Research Law restrict the transfer of know-how if such know-how is related to products, know-how and/or technologies which were developed using the OCS grants, and the transfer of manufacturing or manufacturing rights of such products, technologies and/or know-how outside of Israel without the prior approval, pursuant to the Research Law, of the appropriate authority of the OCS. Therefore, the discretionary approval of an OCS committee will be required for any transfer to third parties outside of Israel of rights related to certain of Safend's technologies which have been developed with OCS funding. Safend may not receive the required approvals should it wish to transfer this technology and/or development outside of Israel in the future. Safend did not receive any grants during the three-months ended March 31, 2015 and does not intend on applying for new grants in the future.

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

Most of our software products are controlled under various United States export control laws and regulations and may require export licenses for certain exports of the products and components outside of the United States and Canada. With respect to our software applications, we have applied for and received export classifications that allow us to export our products without a license and with no restrictions to any country throughout the world with the exception of Cuba, Iran, North Korea, Sudan and Syria.

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

Our ability to raise capital using a shelf registration statement may be limited by, among other things, current Securities and Exchange Commission (“SEC”) rules and regulations. Under current SEC rules and regulations, we must meet certain requirements to use a Form S−3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that the market value of our outstanding common stock held by non−affiliates, or public float, be at least $75.0 million as of a date within 60 days prior to the date of filing the Form S−3 (and the date of any Form 10-K filing thereafter, which is deemed a "re-evaluation date") . If we do not meet that requirement, then the aggregate market value of securities sold by us or on our behalf under the Form S−3 in any 12−month period is limited to an aggregate of one−third of our public float. Moreover, even if we meet the public float requirement at the time we file a Form S−3, SEC rules and regulations require that we periodically re−evaluate the value of our public float, and if, at a re−evaluation date, our public float is less than $75.0 million, we would become subject to the one−third of public float limitation described above. If our ability to utilize a Form S−3 registration statement for a primary offering of our securities is limited to one−third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S−1 registration statement and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S−3 registration statement.

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

Our ability to timely raise sufficient additional capital also may be limited by the NASDAQ’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NASDAQ requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by the NASDAQ staff. Based on 51,475,368 shares of our common stock outstanding as of April 27, 2015 and the closing price per share of our common stock on such date, which was $0.76, we could not raise more than approximately $7.8 million without obtaining stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering that is not considered a public offering by the NASDAQ staff and involves the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price  less than the greater of book or market value. The NASDAQ also requires that we obtain stockholder approval if the issuance or potential issuance of  additional shares will be considered by the NASDAQ staff to result in a change of control of our company.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.   Exhibits.

(a)         Exhibits

Exhibit No.		Description of Exhibit
4.1	—	Form of Warrant issued to Purchasers (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed January 27, 2015, File # 0-24752).
10.1		Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Wave's Current Report on Form 8-K, filed January 27, 2015, File # 0-24752).
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	—	XBRL Instance Document
101.2	—	XBRL Taxonomy Extension Schema Document
101.3	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	—	XBRL Taxonomy Extension Definition Linkbase Document
101.5	—	XBRL Taxonomy Extension Label Linkbase Document
101.6	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE SYSTEMS CORP.
(Registrant)

Dated: May 1, 2015	By:	/s/ William M. Solms
	Name:	William M. Solms
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 1, 2015	By:	/s/ Walter A. Shephard
	Name:	Walter A. Shephard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)