Form 10-Q
period 2015-06-30
WAVE SYSTEMS CORP
filed 2015-08-14
CIK 919013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of August 14, 2015: 59,946,141 shares of Class A Common Stock and 8,885 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries
Quarterly Report on Form 10-Q for the Three Months and Six Months Ended June 30, 2015

PART I -FINANCIAL INFORMATION

Item 1.   Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$2,794,027	$1,777,414
Accounts receivable, net of allowance for doubtful accounts of $-0- at June 30, 2015 and December 31, 2014	1,312,015	1,820,945
Prepaid expenses and other current assets	419,860	397,689
Total current assets	4,525,902	3,996,048
Property and equipment, net	367,491	411,755
Amortizable intangible assets, net	—	2,008,227
Goodwill	—	1,448,000
Other assets	171,079	169,330
Total Assets	5,064,472	8,033,360

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	3,472,856	3,918,493
Warrant liability	1,553,075	—
Deferred revenue	5,205,770	5,125,932
Total current liabilities	10,231,701	9,044,425
Other long-term liabilities	40,734	50,779
Royalty liability	5,085,680	4,982,306
Long-term deferred revenue	2,105,617	871,677
Total liabilities	17,463,732	14,949,187
Stockholders’ Deficit:
Common stock, $.01 par value. Authorized 150,000,000 shares as Class A; 59,946,141 shares issued and outstanding at June 30, 2015 and 45,962,324 at December 31, 2014	599,461	459,623
Common stock, $.01 par value. Authorized 13,000,000 shares as Class B; 8,885 shares issued and outstanding at June 30, 2015 and December 31, 2014	89	89
Capital in excess of par value	429,104,567	422,745,539
Accumulated deficit	(442,103,377)	(430,121,078)
Total Stockholders’ Deficit	(12,399,260)	(6,915,827)
Total Liabilities and Stockholders’ Deficit	$5,064,472	$8,033,360

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net revenues:
Licensing and maintenance	$2,575,136	$4,439,820	$5,027,671	$9,772,359
Total net revenues	2,575,136	4,439,820	5,027,671	9,772,359
Operating expenses:
Licensing and maintenance — cost of net revenues	383,938	338,519	828,732	651,347
Selling, general and administrative	3,788,902	5,381,167	8,090,576	10,583,135
Research and development	2,489,025	2,474,413	4,988,071	5,539,086
Impairment of goodwill	1,448,000	—	1,448,000	—
Impairment of amortizable intangible assets	1,753,546	—	1,753,546	—
Total operating expenses	9,863,411	8,194,099	17,108,925	16,773,568
Operating loss	(7,288,275)	(3,754,279)	(12,081,254)	(7,001,209)
Other income (expense), net:
Net currency transaction loss	(23,643)	(2,238)	(73,738)	(3,949)
Change in fair value of warrant liability	293,825	—	293,825	—
Net interest expense	(60,194)	(39,013)	(121,132)	(83,877)
Total other income (expense), net	209,988	(41,251)	98,955	(87,826)
Net loss	$(7,078,287)	$(3,795,530)	$(11,982,299)	$(7,089,035)
Loss per common share — basic and diluted	$(0.13)	$(0.09)	$(0.23)	$(0.18)
Weighted average number of common shares outstanding during the period	55,285,209	41,684,076	52,629,434	40,094,319

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	45,962,324	$459,623	8,885	$89	$422,745,539	$(430,121,078)	$(6,915,827)

Net loss	—	—	—	—	—	(11,982,299)	(11,982,299)

Issuance of Class A common stock at $0.65 per share, less issuance costs of $245,009	5,513,044	55,130	—	—	3,283,340	—	3,338,470

Issuance of Class A common stock at $0.65 per share, less issuance costs of $588,491	8,395,000	83,950			4,784,309		4,868,259

Issuance of 4,197,500 warrants, measured at fair value on issuance date	—	—	—	—	(1,846,900)	—	(1,846,900)

Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $0.561 per share	75,773	758	—	—	41,750	—	42,508

Share-based compensation	—	—	—	—	96,529	—	96,529
Balance as of June 30, 2015	59,946,141	$599,461	8,885	$89	$429,104,567	$(442,103,377)	$(12,399,260)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(11,982,299)	$(7,089,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374,425	461,899
Compensation associated with issuance of stock options	96,529	851,844
Impairment of goodwill and amortizable intangible assets	3,201,546	—
Change in fair value of warrant liability	(293,825)	—
Accretion of royalty liability	58,100	48,650
Changes in assets and liabilities:
Decrease in accounts receivable	508,930	905,859
(Increase) decrease in prepaid expenses and other current assets	(22,171)	80,902
(Increase) decrease in other assets	(1,749)	44,627
Decrease in accounts payable and accrued expenses	(375,637)	(2,529,542)
Increase (decrease) in deferred revenue	1,313,778	(867,835)
Decrease in royalty liability	(24,726)	(99,911)
Decrease in other long-term liabilities	(10,045)	(17,806)
Net cash used in operating activities	(7,157,144)	(8,210,348)

Cash flows from investing activities:
Acquisition of property and equipment	(75,480)	(64,762)
Net cash used in investing activities	(75,480)	(64,762)

Cash flows from financing activities:
Net proceeds from issuance of common stock	8,206,729	14,457,789
Proceeds from warrant exercises	—	121,862
Proceeds from employee stock purchase plan	42,508	99,495
Net cash provided by financing activities	8,249,237	14,679,146

Net increase in cash and cash equivalents	1,016,613	6,404,036

Cash and cash equivalents at beginning of period	1,777,414	2,120,102

Cash and cash equivalents at end of period	$2,794,027	$8,524,138

Supplemental cash flow information:

Cash paid during the period for:
Interest	$28,168	$60,209

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

June 30, 2015 and 2014

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (“Wave”) as of June 30, 2015 and December 31, 2014, its results of operations for the three-month and six-month periods ended June 30, 2015 and 2014, its changes in stockholder’s deficit for the six-month period ended June 30, 2015, and its cash flows for the six-month periods ended June 30, 2015 and 2014.  Such financial statements have been prepared in accordance with United States generally accepted accounting principles and the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2014, included in its Form 10-K filed on March 9, 2015.  The results of operations for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the operating results for the full year or any future periods.

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

1.     Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable allowance, depreciation and amortization, valuation of long-lived assets, intangible assets and goodwill, contingencies and share-based compensation.  Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
Wave has VSOE of fair value of maintenance for its small class of customers based on independent one-year maintenance renewals for its EMBASSY Remote Administration Server (“ERAS”) for Self Encrypting Drives (“SED”) product and its Protector product.  As a result, for the ERAS SED and Protector small customer class licenses with one-year of maintenance bundled, Wave allocates the arrangement consideration to the elements in multi-element arrangements using the residual method.  Under the residual method, the VSOE of the undelivered elements is deferred and the remaining portion of the arrangement fee for perpetual licenses is recognized as revenue upon delivery of the software, assuming all other revenue recognition criteria are met.

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
Goodwill was fully impaired as of June 30, 2015, and as such, we will not evaluate goodwill as of September 30.
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

In May 2014, the FASB issued ASU No. 2014-9, Revenue From Contracts With Customers (Topic 606), which amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is required to adopt the amendments in the first quarter of 2018. Early adoption is permitted for annual reporting periods starting January 1, 2017. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact of these amendments and the transition alternatives on its Consolidated Financial Statements.

2.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of June 30, 2015, has an accumulated deficit of approximately $(442,103,000). We also expect Wave will incur an operating loss for the fiscal year 2015. As of June 30, 2015, Wave had negative working capital of approximately $5,706,000.
On July 28, 2015, Wave initiated a global restructuring of the Company's business in conjunction with a review of Wave's options for raising capital and pursuing customer transactions and other strategic alternatives. Wave's restructuring involved immediate steps to reduce the Company's global workforce by approximately 60% to a core team of employees spread across all functional areas. This core team was specifically selected to maintain critical competencies in all strategic technical, customer support, sales and administrative functions. The staffing reductions include a combination of terminations and furloughs, which will provide some flexibility to recall employees if circumstances require. As of June 30, 2015, we had approximately $2,794,000 of cash on hand. Wave will be required to raise additional capital in the short term in order to continue its current operations. Wave's ability to raise additional capital is currently primarily based on:

•	Sales of equity; and

•	Debt financing.
For registered offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”). The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million. As a result of the application of the one-third rule, the funds available on the 2015 shelf registration statement are reduced. Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2015 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of August 14, 2015, approximately $1,016,000 in gross proceeds remains under the 2015 shelf registration statement. However, based on the price of Wave's common equity over the applicable 60 day period and the one-third rule computation, none of the remaining gross proceeds are available for future financings as of August 14, 2015.

Wave will be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations. If Wave is not successful in executing its global restructuring and raising additional financing in the near term, it will be required to cease operations or pursue other alternatives. If Wave is able to raise additional financing, it will continue to explore strategic alternatives which could include additional capital raising transactions or a merger or other sale of Wave's business or assets. No assurance can be provided that any of these initiatives will be successful. Due to the foregoing, substantial doubt exists with respect to Wave's ability to continue as a going concern.

3.              Goodwill and Amortizable Intangible Assets

Wave tests goodwill for impairment annually on September 30 and during interim periods whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Wave uses a fair value approach in testing goodwill for impairment in accordance with the provisions of ASC Topic 350, Intangibles—Goodwill and Other. The goodwill impairment test involves a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value or if the carrying value of the reporting unit is negative, which is the case for the Safend reporting unit, we must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.
During the second quarter of 2015, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, the impact of the major corporate restructuring announced on July 28, 2015, a significant decline in the Company's market cap and downward revisions to management's short-term and long-term forecast for Safend. The revised forecast reflected changes related to revenue growth, expense structure and other expectations impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that goodwill and intangible assets were impaired.
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

When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted future cash flows expected to be generated by the asset group, including its ultimate disposition. Based on the results of the recoverability test performed during the second quarter of 2015, the Company determined that the carrying value of the Safend asset group and the remaining carrying value of Wave's internal-use software exceeded its undiscounted cash flows and were therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded impairment charges of $1,753,546 on amortizable intangible assets during the second quarter of 2015 consisting of an $82,856 impairment on the developed technology intangible asset, a $470,690 impairment on the internal-use software intangible asset and a $1,200,000 impairment on the customer relationships intangible asset. The decline in the fair value of the Safend intangible assets and Wave's internal-use software intangible asset are attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above in the second quarter of 2015, the Company completed the two step goodwill impairment test for the Safend reporting unit. As a result, the Company recorded a goodwill impairment charge of $1,448,000 during the second quarter of 2015. The goodwill impairment charge of $1,448,000 is included in the impairment of goodwill line item in the consolidated statements of operations. The customer relationships, developed technology and internal-use software impairment charges of $1,200,000, $82,856 and $470,690, respectively, are included in the impairment of amortizable intangible assets line item in the consolidated statements of operations.

The following schedule presents intangible assets subject to amortization as of June 30, 2015 and December 31, 2014:

June 30, 2015

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,305,044)	$(5,120,956)	$—	0
Customer Relationships	3,972,000	(985,327)	(2,986,673)	—	0
Internal-use software	726,000	(255,310)	(470,690)	—	0
Acquired Patents	1,100,000	(1,100,000)	—	—	0
	$12,224,000	$(3,645,681)	$(8,578,319)	$—

December 31, 2014

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net	Weighted Average Remaining Useful Life (in years)
Developed Technology	$6,426,000	$(1,292,297)	$(5,038,100)	$95,603	3.8
Customer Relationships	3,972,000	(889,327)	(1,786,673)	1,296,000	6.8
Internal-use software	726,000	(182,710)	—	543,290	3.8
Acquired Patents	1,100,000	(1,026,666)	—	73,334	0.4
	$12,224,000	$(3,391,000)	$(6,824,773)	$2,008,227

Amortization expense associated with intangible assets was $109,007 and $254,680 for the three and six months ended June 30, 2015, respectively and $145,674 and $291,347 for the three and six months ended June 30, 2014, respectively.

4.              Accounts Payable and Accrued Expenses
The following schedule presents the details of accounts payable and accrued expenses as of June 30, 2015 and December 31, 2014:

	2015	2014
Accounts payable	$968,100	$1,080,167
Accrued payroll and related costs	1,959,814	2,211,565
Accrued consulting and professional fees	300,785	157,500
Royalty liability	105,000	175,000
State & local taxes payable	1,500	8,508
Other accrued expenses	137,657	285,753
Total accounts payable and accrued expenses	$3,472,856	$3,918,493

5.       Issuance of Common Stock

Six-Months Ended June 30, 2015
On May 21, 2015, Wave sold 7,300,000 units with each unit consisting of one share of Class A Common Stock and a warrant to purchase 0.5 shares of Class A Common Stock, at a public offering price of $0.65 per unit. The underwriter, Roth Capital, fully exercised its option to purchase an additional 1,095,000 shares of Class A Common Stock and warrants to purchase up to 547,500 shares of Class A Common Stock. The exercise price of the warrants is $0.81 per share and they expire on May 21, 2020. Wave agreed to pay Roth Capital a fee equal to 7% of the gross proceeds of this public offering. Wave realized approximately $4,868,000 in net proceeds after deducting the underwriter fees of approximately $382,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $207,000. This financing was completed under the 2015 shelf registration statement together with the related registration statement on Form S-3 filed pursuant to Rule 462(b). A prospectus supplement related to the offering was filed with the SEC on May 26, 2015.
The warrants issued in the May public offering contain a change in control feature that allow the warrant holders to require the successor entity to purchase the warrants by paying the warrant holder cash in an amount equal to the fair value of the remaining unexercised portion of the warrants on the change in control date. The warrants also contain a down round feature that adjusts the exercise price of the warrants to equal the price of common stock or convertible securities offered in a future financing if the price of a future financing is below $0.81 per share. The terms of the warrants require classification as a liability and the Company has therefore recorded the fair value as a liability as of the date of issuance for an aggregate fair value of $1,846,900. See Note 10 for more information on the fair value model used to value the warrants.
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
On June 1, 2015, Wave issued 75,773 shares of Class A Common Stock to Wave employees for $0.56 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $42,508 from the sale of these shares.
Six-Months Ended June 30, 2014
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
During the six-months ended June 30, 2014, Wave received proceeds of $5,383,009 after deducting offering costs of approximately $172,000, in connection with the issuance of $5,410,450 shares of Class A Common Stock in its at the market offerings through MLV & Co. LLC ("MLV"). The shares were sold at prices ranging from $0.90 - $1.39 per share.
During the six-months ended June 30, 2014, Wave received gross proceeds of $121,862 in connection with the issuance of 133,914 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's December 2013 financing. The warrants were exercised at $0.91 per share.
On June 1, 2014, Wave issued 105,454 shares of Class A Common Stock to Wave employees for $0.94 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $99,495 from the sale of these shares.

6.     Share-based Compensation

Wave recognized $(12,719) and $437,562 of share-based compensation during the three-months ended June 30, 2015 and 2014, respectively and $96,529 and $851,844 for the six-month periods ended June 30, 2015 and 2014, respectively.  The $(12,719) is the result of forfeitures of share-based awards as a result of the global restructuring. During the three-month periods ended June 30, 2015 and 2014, Wave granted 997,750 and 503,600 in share-based awards at a weighted-average estimated fair value of $0.41 and $0.76, respectively.  During the six-month periods ended June 30, 2015 and 2014, Wave granted 1,105,750 and 1,678,000 share-based awards at a weighted-average estimated fair value of $0.41 and $0.61, respectively.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and six-month periods ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of Sales	$1,484	$3,261	$4,796	$7,181
Selling, General & Administrative	17,986	346,606	122,437	662,100
Research & Development	(32,189)	87,695	(30,704)	182,563
Total	$(12,719)	$437,562	$96,529	$851,844

7.     Income Taxes

Wave has federal and state net operating loss carryforwards of approximately $316,802,000, which expire beginning in 2015 through 2035 and include approximately $8,074,000 of net operating loss carryforwards of Safend, Inc., a wholly owned US-based subsidiary of Safend, Ltd.  Pursuant to Section 382 of the Internal Revenue Code, the annual utilization of Wave’s net operating and capital loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within any three-year period.  Wave has not determined whether there have been such cumulative changes in ownership or the impact on the utilization of the loss carryforwards if such changes have occurred.  However, in considering Section 382 of the Internal Revenue Code, Wave believes that it is likely that such a change in ownership has occurred thus raising the likelihood that such net operating and capital loss carryforwards are subject to annual limitations.  In addition, the Company maintains approximately $16,000,000 of operating loss carryforwards associated with Safend, Ltd., which may be carried forward indefinitely. The Company maintains a full valuation allowance on the deferred tax asset associated with the operating loss carryforwards.

8.              Loss per Share

Basic net loss per common share has been calculated based upon the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is also computed using the weighted average number of common shares and excludes dilutive instruments as their effect would be anti-dilutive.  Dilutive instruments consist primarily of employee stock options and stock warrants.  Diluted net loss per share is equal to basic net loss per share and is therefore not presented separately in the financial statements.  The weighted average number of potential common shares that would have been included in diluted loss per share, had their effect not been anti-dilutive for each of the three and six-month periods ended June 30, 2015 were approximately 147,000 shares and 109,000 shares, respectively, versus 419,000 and 166,000 for the three and six-month periods ended June 30, 2014, respectively .  Employee stock options and other stock warrants to purchase a weighted average of approximately 9,276,000 and 8,470,000 shares were outstanding for the three and six-month periods ended June 30, 2015, respectively, versus 5,940,000 and 7,729,000 shares for the three and six-month periods ended June 30, 2014, respectively, but have not been included in the computation of diluted loss per share because their effect would have been anti-dilutive.

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

The following table details Wave’s revenue by geographic area for the three and six-month periods ended June 30, 2015 and 2014.  Geographic area is based on the location of where the products were shipped or services rendered.

For the three-months ended June 30,	United States of America	Europe	Asia	Total
2015
Wave products and services	$1,400,184	$930,474	$244,478	$2,575,136
% of Total	54%	36%	10%	100%
2014
Wave products and services	$2,959,211	$1,105,305	$375,304	$4,439,820
% of Total	67%	25%	8%	100%

For the six-months ended June 30,	United States of America	Europe	Asia	Total
2015
Wave products and services	$2,555,831	$1,956,418	$515,422	$5,027,671
% of Total	51%	39%	10%	100%
2014
Wave products and services	$6,523,291	$2,383,260	$865,808	$9,772,359
% of Total	67%	24%	9%	100%

 Approximately 90% of all tangible assets of Wave are located within the United States of America and approximately 10% are located in the State of Israel.

10.  Fair Value Measurement

Assets and liabilities recorded at fair value on the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure the fair value. Level inputs are as follows:

Level 1 - quoted prices in active markets for identical assets or liabilities.

Level 2 - other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.

Level 3 - significant unobservable inputs that reflect management's best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,794,027	$—	$—	$2,794,027
Warrant liability	—	—	$1,553,075	$1,553,075

The following table summarizes fair value measurements by level at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,777,414	$—	$—	$1,777,414

Liabilities measured at fair value on a recurring basis include a warrant liability resulting from the Company's May 2015 public offering. The Company uses a Monte Carlo Simulation to estimate the fair value of the warrants. The estimation of the fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, risk-free interest rate, expected life and expectations of the timing and amount of future financing the Company may require. The fair value of the embedded down round feature is revalued each balance sheet date utilizing the Monte Carlo simulation-based model computations with the decrease or increase in fair value being reported in the consolidated statements of operation as other income or expense, respectively. In addition, the use of a Monte Carlo simulation-based model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

The Company estimated the value of the warrants issued with the May public offering on the date of issuance to be $1,846,900, or $0.44 per warrant, using the Monte Carlo model with the following assumptions: a term of 2.5 years, exercise price of $0.81, volatility rate of 83.90%, and a risk-free interest rate of 0.82%. The Company remeasured the warrants as of June 30, 2015, using a Monte Carlo model with the following assumptions: a term of 2.4 years, exercise price of $0.81, volatility rate of 82.60%, and a risk-free interest rate of 0.79%. As of June 30, 2015, the fair value of the warrants was $1,553,075, or $0.37 per share, and was recorded as a liability on the accompanying consolidated balance sheet. An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants.

The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the three-months ended June 30, 2015:

Warrant Liability
Beginning balance - April 1, 2015	$—
Issuances	1,846,900
Conversions	—
Total unrealized gains	(293,825)
Ending balance - June 30, 2015	$1,553,075

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

11.  Subsequent Events
On July 28, 2015, Wave initiated a global restructuring of the Company's business in conjunction with a review of Wave's options for raising capital and pursuing customer transactions and other strategic alternatives. Wave's restructuring involved immediate steps to reduce the Company's global workforce by approximately 60% to a core team of employees spread across all functional areas. This core team was specifically selected to maintain critical competencies in all strategic technical, sales and administrative functions. The staffing reductions will include a combination of terminations and furloughs, which will provide some flexibility to recall employees if circumstances require. Wave will be required to raise additional capital in the short term in order to continue its current operations.
On August 6, 2015, the Company received correspondence from NASDAQ stating that the Company's delisting appeal was rescheduled and will be heard by the NASDAQ Listing Qualifications Panel during the first half of September. The NASDAQ Listing Qualifications Panel can reschedule the hearing at their discretion.

On August 11, 2015, The Company received notice from the NASDAQ Listings Qualifications Staff indicating that the Company no longer satisfies the minimum $35 million market value of listed securities requirement as required for continued listing on The NASDAQ Capital Market and set forth in NASDAQ Listing Rule 5550(b)(2) (the “Rule”). In accordance with the NASDAQ Listing Rules, the Company has been provided a grace period of 180 calendar days, through February 8, 2016, to evidence compliance with the Rule. In order to satisfy the Rule, the Company must evidence a market value of listed securities of at least $35 million for a minimum of 10 consecutive business days. The notice has no effect on the listing or trading of the Company’s common stock on The NASDAQ Capital Market during the 180 day grace period.

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

●Business Update
●Overview
●Results of Operations
●Liquidity and Capital Resources
●Contractual Obligations

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as well as our reports on Forms 10-Q and 8-K and other publicly available information.

Business Update

On July 28, 2015, Wave initiated a global restructuring of the Company's business in conjunction with a review of Wave's options for raising capital and pursuing customer transactions and other strategic alternatives. Wave's restructuring involved immediate steps to reduce the Company's global workforce by approximately 60% to a core team of employees spread across all functional areas. This core team was specifically selected to maintain critical competencies in all strategic technical, customer support, sales and administrative functions. The staffing reductions include a combination of terminations and furloughs, which will provide some flexibility to recall employees if circumstances require.
Wave will be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations. If Wave is not successful in executing its global restructuring and raising additional financing in the near term, it will be required to cease operations or pursue other alternatives. If Wave is able to raise additional financing, it will continue to explore strategic alternatives which could include additional capital raising transactions or a merger or other sale of Wave's business or assets. No assurance can be provided that any of these initiatives will be successful. Due to the foregoing, substantial doubt exists with respect to Wave's ability to continue as a going concern.
On August 6, 2015, the Company received correspondence from NASDAQ stating that the Company's delisting appeal was rescheduled and will be heard by the NASDAQ Listing Qualifications Panel during the first half of September. The NASDAQ Listing Qualifications Panel can reschedule the hearing at their discretion.

On August 11, 2015, The Company received notice from the NASDAQ Listings Qualifications Staff indicating that the Company no longer satisfies the minimum $35 million market value of listed securities requirement as required for continued listing on The NASDAQ Capital Market and set forth in NASDAQ Listing Rule 5550(b)(2) (the “Rule”). In accordance with the NASDAQ Listing Rules, the Company has been provided a grace period of 180 calendar days, through February 8, 2016, to evidence compliance with the Rule. In order to satisfy the Rule, the Company must evidence a market value of listed securities of at least $35 million for a minimum of 10 consecutive business days. The notice has no effect on the listing or trading of the Company’s common stock on The NASDAQ Capital Market during the 180 day grace period.

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

Wave provides centralized remote management of its products in both on-premise and cloud platforms. For on-premise configurations, EMBASSY Remote Administration Server ("ERAS") hosts Wave’s Virtual Smart Card 2.0, TPM Management, SED Management and BitLocker® Management products. The Data Protection Server hosts the Protector, Inspector and Encryptor products. For cloud configurations, Wave Cloud Encryption Management hosts SED Management, BitLocker® Management and Macintosh Operating Systems ("Mac OS") Encryption management. Wave’s core set of offerings are set forth below:
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

Results of Operations

Comparison of the Three-Months Ended June 30, 2015 and 2014

Net Revenues:

	Three-Months Ended June 30, 2015	Three-Months Ended June 30, 2014	Increase (Decrease)	% Change
Licensing and maintenance	$2,575,136	$4,439,820	$(1,864,684)	(42)%
Total Net Revenues	$2,575,136	$4,439,820	$(1,864,684)	(42)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $1,381,000 and a decrease in enterprise licensing and maintenance revenue of $484,000.

The decrease in OEM revenue of approximately $1,381,000 primarily consisted of lower Dell royalty revenue of approximately $1,290,000 as the result of a decrease in the volume of Dell shipments. We anticipate that the Dell royalty revenue will continue to decline as prior generation Dell platforms that include Wave software decrease in shipping volume.

The decrease in enterprise licensing and maintenance revenue of approximately $484,000 primarily related to a lower deferred revenue base and timing of revenue recognition on that base during the three-months ended June 30, 2015 as compared to the same period in 2014. The current portion of deferred revenue at the beginning of the three-months ended June 30, 2015 was approximately $5,534,000 as opposed to $6,945,000 for the same period in 2014. The lower deferred revenue base in 2015 was the result of a lower volume of orders billed during the periods leading up to the three-months ended June 30, 2015 as compared to the same period in 2014.

Operating Expenses:

	Three-Months Ended June 30, 2015	Three-Months Ended June 30, 2014	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$383,938	$338,519	$45,419	13%
Selling, general and administrative	3,788,902	5,381,167	(1,592,265)	(30)%
Research and development	2,489,025	2,474,413	14,612	1%
Impairment of goodwill	1,448,000	—	1,448,000	100%
Impairment of amortizable intangible assets	1,753,546	—	1,753,546	100%
Total operating expenses	$9,863,411	$8,194,099	$1,669,312	20%

Licensing and maintenance — cost of net revenues consists primarily of customer support personnel costs, amortization on developed technology intangible assets and share-based compensation expense.  The increase in licensing and maintenance — cost of net revenues during the three-months ended June 30, 2015 as compared to the same period in 2014 was due primarily to an increase in Wave technical support costs including salaries and related benefits of approximately $93,000.

The decrease in selling, general and administrative expense (“SG&A”) during the three-months ended June 30, 2015 compared to the same period in 2014 was due primarily to a decrease in Wave salaries and salary related expenses totaling approximately $1,230,000, a decrease in travel expenses of approximately $90,000 and a decrease in professional fees of approximately $257,000. The decreases in these expense categories were primarily the result of targeted headcount reductions and cost cutting measures that occurred throughout 2014 and into 2015.

The activities supported by SG&A expenses include business development, sales, marketing, corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

 During the second quarter of 2015, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, the impact of the major corporate restructuring announced on July 28, 2015, a significant decline in the Company's market cap and downward revisions to management's short-term and long-term forecast for Safend. The revised forecast reflected changes related to revenue growth, expense structure and other expectations impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that goodwill and intangible assets were impaired.

When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted future cash flows expected to be generated by the asset group, including its ultimate disposition. Based on the results of the recoverability test performed during the second quarter of 2015, the Company determined that the carrying value of the Safend asset group and Wave's internal-use software exceeded its undiscounted cash flows and were therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded impairment charges of $1,753,546 on amortizable intangible assets during the second quarter of 2015 consisting of a $82,856 impairment on the developed technology intangible asset, a $470,690 impairment on the internal-use software intangible asset and a $1,200,000 impairment on the customer relationships intangible asset. The decline in the fair value of the Safend intangible assets and Wave's internal-use software intangible asset are attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above in the second quarter of 2015, the Company completed the two step goodwill impairment test for the Safend reporting unit. As a result, the Company recorded a goodwill impairment charge of $1,448,000 during the second quarter of 2015. The goodwill impairment charge of $1,448,000 is included in the impairment of goodwill line item in the consolidated statements of operations. The customer relationships, developed technology and internal-use software impairment charges of $1,200,000, $82,856 and $470,690, respectively, are included in the impairment of amortizable intangible assets line item in the consolidated statements of operations.

Due to the reasons set forth above, the Wave's operating loss for the three-months ended June 30, 2015 was $7,288,275 as compared to $3,754,279 for the comparable period in 2014.

Comparison of the Six-Months Ended June 30, 2015 and 2014

Net Revenues:

	Six-Months Ended June 30, 2015	Six-Months Ended June 30, 2014	Increase (Decrease)	% Change
Licensing and maintenance	$5,027,671	$9,772,359	$(4,744,688)	(49)%
Total Net Revenues	$5,027,671	$9,772,359	$(4,744,688)	(49)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $3,361,000 and a decrease in enterprise licensing and maintenance revenue of $1,383,000.

The decrease in OEM revenue of approximately $3,361,000 primarily consisted of lower Dell royalty revenue of approximately $3,115,000 as the result of a decrease in the volume of Dell shipments. We anticipate that the Dell royalty revenue will continue to decline as prior generation Dell platforms that include Wave software decrease in shipping volume.  Additionally, during the six-months ended June 30, 2014, Wave recorded revenue related to a license and service agreement with an OEM partner of approximately $224,000. The total value of the license and service agreement with the OEM partner was recognized ratably beginning in March 2013 through March 2014. There was no revenue recognized during the six-months ended June 30, 2015 relating to the license and services agreement with this OEM partner.

The decrease in enterprise licensing and maintenance revenue of approximately $1,383,000 primarily related to a lower deferred revenue base and timing of revenue recognition on that base during the six-months ended June 30, 2015 as compared to the same period in 2014. The current portion of deferred revenue at the beginning of the six-months ended June 30, 2015 was approximately $5,126,000 as opposed to $6,996,000 for the same period in 2014. The lower deferred revenue base in 2015 was the result of a lower volume of orders billed during the periods leading up to the six-months ended June 30, 2015 as compared to the same period in 2014.

Operating Expenses:

	Six-Months Ended June 30, 2015	Six-Months Ended June 30, 2014	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$828,732	$651,347	$177,385	27%
Selling, general and administrative	8,090,576	10,583,135	(2,492,559)	(24)%
Research and development	4,988,071	5,539,086	(551,015)	(10)%
Impairment of goodwill	1,448,000	—	1,448,000	100%
Impairment of amortizable assets	1,753,546	—	1,753,546	100%
Total operating expenses	$17,108,925	$16,773,568	$335,357	2%

Licensing and maintenance — cost of net revenues consists primarily of customer support personnel costs, amortization on developed technology intangible assets, and share-based compensation expense.  The increase in licensing and maintenance — cost of net revenues during the six-months ended June 30, 2015 as compared to the same period in 2014 was due primarily to an increase in Wave technical support costs including salaries and related benefits of approximately $193,000.

The decrease in SG&A during the six-months ended June 30, 2015 compared to the same period in 2014 was due primarily to a decrease in Wave salaries and salary related expenses totaling approximately $1,915,000 and a decrease of approximately $236,000 in travel expenses. The decreases in these expense categories were primarily the result of targeted headcount reductions and cost cutting measures that occurred throughout 2014 into 2015.

The decrease in research and development (“R&D”) expenses during the six-months ended June 30, 2015 compared to the same period in 2014 was due primarily to a decrease in salaries and salary related expenses of approximately $251,000 and a decrease of approximately $250,000 in professional fees.  The decrease in salaries and salary related expenses was primarily due to a decrease in headcount within the R&D group. The decrease in professional fees was the result of fewer third party engineering services needed during the six-months ended June 30, 2015 compared to the same period in 2014.

During the second quarter of 2015, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the Safend reporting unit. These indicators included, among others, the impact of the major corporate restructuring announced on July 28, 2015, a significant decline in the Company's market cap and downward revisions to management's short-term and long-term forecast for Safend. The revised forecast reflected changes related to revenue growth, expense structure and other expectations impacting the anticipated short-term and long-term operating results of Safend. Due to the aforementioned indicators, the Company concluded that there were qualitative factors for the Safend unit that indicated it is more likely than not that goodwill and intangible assets were impaired.

When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted future cash flows expected to be generated by the asset group, including its ultimate disposition. Based on the results of the recoverability test performed during the second quarter of 2015, the Company determined that the carrying value of the Safend asset group and Wave's internal-use software exceeded its undiscounted cash flows and were therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded impairment charges of $1,753,546 on amortizable intangible assets during the second quarter of 2015 consisting of a $82,856 impairment on the developed technology intangible asset, a $470,690 impairment on the internal-use software intangible asset and a $1,200,000 impairment on the customer relationships intangible asset. The decline in the fair value of the Safend intangible assets and Wave's internal-use software intangible asset are attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above in the second quarter of 2015, the Company completed the two step goodwill impairment test for the Safend reporting unit. As a result, the Company recorded a goodwill impairment charge of $1,448,000 during the second quarter of 2015. The goodwill impairment charge of $1,448,000 is included in the impairment of goodwill line item in the consolidated statements of operations. The customer relationships, developed technology and internal-use software impairment charges of $1,200,000, $82,856 and

$470,690, respectively, are included in the impairment of amortizable intangible assets line item in the consolidated statements of operations.

Due to the reasons set forth above, the Wave's operating loss for the six-months ended June 30, 2015 was $12,081,254 as compared to $7,001,209 for the comparable period in 2014.

Liquidity and Capital Resources

Summary

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of June 30, 2015, has an accumulated deficit of approximately $(442,103,000). We also expect Wave will incur an operating loss for the fiscal year 2015. As of June 30, 2015, Wave had negative working capital of approximately $5,706,000.
On July 28, 2015, Wave initiated a global restructuring of the Company's business in conjunction with a review of Wave's options for raising capital and pursuing customer transactions and other strategic alternatives. Wave's restructuring involved immediate steps to reduce the Company's global workforce by approximately 60% to a core team of employees spread across all functional areas. This core team was specifically selected to maintain critical competencies in all strategic technical, customer support, sales and administrative functions. The staffing reductions include a combination of terminations and furloughs, which will provide some flexibility to recall employees if circumstances require. As of June 30, 2015, we had approximately $2,794,000 of cash on hand. Wave will be required to raise additional capital in the short term in order to continue its current operations. Wave's ability to raise additional capital is currently primarily based on:

•	Sales of equity; and

•	Debt financing.
For registered offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”). The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million. As a result of the application of the one-third rule, the funds available on the 2015 shelf registration statement are reduced. Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2015 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of August 14, 2015, approximately $1,016,000 in gross proceeds remains under the 2015 shelf registration statement. However, based on the price of Wave's common equity over the applicable 60 day period and the one-third rule computation, none of the remaining gross proceeds are available for future financings as of August 14, 2015.
Wave will be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations. If Wave is not successful in executing its global restructuring and raising additional financing in the near term, it will be required to cease operations or pursue other alternatives. If Wave is able to raise additional financing, it will continue to explore strategic alternatives which could include additional capital raising transactions or a merger or other sale of Wave's business or assets. No assurance can be provided that any of these initiatives will be successful. Due to the foregoing, substantial doubt exists with respect to Wave's ability to continue as a going concern.
Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six-months ended June 30:

	2015	2014
Total cash provided by (used in):
Operating activities	$(7,157,144)	$(8,210,348)
Investing activities	(75,480)	(64,762)
Financing activities	8,249,237	14,679,146
Increase in cash and cash equivalents	$1,016,613	$6,404,036

Operating Activities

The net cash used in operating activities of approximately $7,157,000 during the six-months ended June 30, 2015 was primarily related to the net loss of $11,982,000 adjusted for non-cash items of approximately $3,479,000, a decrease in accounts receivable of approximately $509,000, a decrease in accounts payable and accrued expenses of approximately $376,000 and an increase in deferred revenue of approximately $1,314,000.  Significant non-cash items included goodwill and amortizable intangible asset impairment of $3,202,000, depreciation and amortization of $374,000, and the change in fair value of the warrant liability of $(294,000). The decrease in accounts receivable of approximately $509,000 was largely due to a decline in total sales during the six-months ended June 30, 2015. The decrease in accounts payable and accrued expenses of approximately $376,000 are due in part to the timing of the May public offering as proceeds received were used to pay down outstanding accounts payable and accrued expenses. The increase in deferred revenue of approximately $1,314,000 is largely due to the $2,327,000 multi-year order received in the six-months ended June 30, 2015 from a major, US-headquartered insurance company for over 250,000 licenses. The revenue on this arrangement is recognized ratably over the maintenance term. This large addition to deferred revenue has been offset by ratable recognition of the sale and recognition from prior period sales.
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

Investing Activities

During the six-months ended June 30, 2015 and 2014, acquisition of property and equipment was approximately $75,000 and $65,000, respectively.  The slight increase in acquisitions during the six-months ended June 30, 2015 was the result of a decrease in capital equipment needs.

Financing Activities

The decrease in net cash provided by financing activities during the six-months ended June 30, 2015 compared to the same period in 2014 of approximately $6,430,000 was primarily the result of decreases in net proceeds from the issuance of common stock via At The Market sales through MLV of approximately $5,383,000 and a decrease of approximately $868,000 in registered share offerings in 2015.

The significant amount of proceeds received during the six-months ended June 30, 2015 and 2014 from the sale of common stock were necessary to support Wave’s growth strategy and SG&A and R&D expense requirements.

Liquidity requirements and future sources of capital

Sources of working capital may include the following:

●                  cash on hand of approximately $2,794,000 as of June 30, 2015;

●                  collection of receivables; and

●                  additional equity and/or debt financings

For registered offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”). The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million. As a result of the application of the one-third rule, the funds available on the 2015 shelf registration statement are reduced. Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2015 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of August 14, 2015, approximately $1,016,000 in gross proceeds remains under the 2015 shelf registration statement. However, based on the price of Wave's common equity over the applicable 60 day period and the one-third rule computation, none of the remaining gross proceeds are available for future financings as of August 14, 2015.
On July 28, 2015, Wave initiated a global restructuring of the Company's business in conjunction with a review of Wave's options for raising capital and pursuing customer transactions and other strategic alternatives. Wave's restructuring involved immediate steps to reduce the Company's global workforce by approximately 60% to a core team of employees spread across all functional areas. This core team was specifically selected to maintain critical competencies in all strategic technical, customer support, sales and administrative functions. The staffing reductions include a combination of terminations and furloughs, which will provide some flexibility to recall employees if circumstances require.
Wave will be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations. If Wave is not successful in executing its global restructuring and raising additional financing in the near term, it will be required to cease operations or pursue other alternatives. If Wave is able to raise additional financing, it will continue to explore strategic alternatives which could include additional capital raising transactions or a merger or other sale of Wave's business or assets. No assurance can be provided that any of these initiatives will be successful. Due to the foregoing, substantial doubt exists with respect to Wave's ability to continue as a going concern.
Known trends and uncertainties affecting future cash flows
Because Wave does not have sufficient cash to fund its operations for the near term, and there is uncertainty as to whether Wave will raise additional financing and generate sufficient billings to fund its operations over the near term, Wave may not be able to continue its current operations. As detailed above, the funds available under the 2015 shelf registration statement will remain unavailable if Wave's aggregate market value of the common equity held by non-affiliates does not increase. Our ability to raise the necessary capital to fund operations is limited and has been made more difficult by our recent decline in market capitalization.
Our continued decline in market capitalization and the limited resources in place after the global restructuring will make it more difficult to complete sales and generate more revenue.
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
Contractual Obligations

Royalty Liability
Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist ("OCS") for the financing of a portion of its research and development expenditures in Israel. Safend's repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. Interest is accrued based on the 12 month LIBOR rate at the time of each individual grant and remains fixed at that rate until the grant is repaid. At June 30, 2015 and December 31, 2014, the book value of the liability amounted to $5,190,680 and $5,157,306, respectively. The actual amount owed to the OCS is approximately $6,200,000 at June 30, 2015 and December 31, 2014. The difference between the undiscounted amount owed at June 30, 2015 and December 31, 2014 and the book values relates to the remaining accretion of the fair value discount recorded when Safend was acquired.  The OCS liability is not included in the commitments table due to the uncertainty of the timing of payments beyond one year.
Operating Leases

Wave has no significant long-term contractual obligations other than the royalty liability obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating lease commitments	$908,548	$74,796	$—	$—	$983,344
Total commitments	$908,548	$74,796	$—	$—	$983,344

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The exposure to market risk associated with interest rate-sensitive instruments is not material.  Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.  Controls and Procedures

a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

b) Changes in Internal Control Over Financial Reporting
During the three-months ended June 30, 2015, no changes were identified to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company's former Senior Vice President, Finance and Administration and Chief Financial Officer, whose employment with the Company terminated on April 30, 2014, has filed a lawsuit against the company for unpaid compensation in the amount of approximately $313,000, as well as treble damages and other amounts. The Company plans to defend all of these claims and is evaluating potential counter claims.
Item 1a.  Risk Factors.

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those discussed below, and elsewhere in this Quarterly Report on Form 10-Q.

Our business, financial condition and results of operations may be adversely affected by economic and market conditions.

The U.S. and numerous other leading markets around the world continue to experience challenging economic conditions, and we believe meaningful risk remains of returned deterioration in economic conditions and of substantial and continuing financial market disruptions in certain large economies. Conditions in the global financial markets and economic and geopolitical conditions throughout the world are outside of our control and difficult to predict, being influenced by factors such as national and international political circumstances (including governmental instability, wars, terrorist acts or security operations), interest rates, market volatility, asset or market correlations, equity prices, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation including as regards taxation, trade barriers, commodity prices, interest rates, currency exchange rates and controls. While many governments, including the U.S. federal government, have taken substantial steps to stabilize economic conditions in an effort to increase liquidity and capital availability, if economic conditions should weaken, the business environment in our principal markets would be adversely affected, which may negatively impact, among other things:

•the continued growth and development of our business;

•our liquidity;

•our ability to raise capital and obtain financing; and

•the price of our common stock.

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.

We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave's revenue during the six-months ended June 30, 2015 was less than operating expenses as our products have not yet attained widespread commercial acceptance. As of June 30, 2015, we had an accumulated deficit of approximately $442.1 million and negative working capital of approximately $5.7 million. As noted below, based on our financial condition and limited liquidity resources, we are implementing a significant global restructuring and will require significant financing in the near term in order to continue our operations. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in their early stage of development encounter, particularly companies in new and rapidly evolving markets such as digital security.

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

•	generate substantial revenue, complete one or more commercial or strategic transactions; and

•	raise additional capital to support our operations until we can generate sufficient revenues and cash flows.

If we do not succeed in these objectives we will not generate revenues or have sufficient operating capital, hence our business will not be sustainable.

We may be unable to raise or generate the additional financing or cash flow, which will be necessary to continue as a going concern for the next twelve months.

Since we began our operations we have incurred net losses and experienced significant negative cash flow from operations. This is due to the early stage nature of market development for our products and services and the digital security industry as a whole. Wave expects to continue to incur substantial additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. We may be unable to raise or generate the additional financing or cash flow which will be necessary to continue as a going concern.
On July 28, 2015, Wave initiated a global restructuring of the Company's business in conjunction with a review of Wave's options for raising capital and pursuing customer transactions and other strategic alternatives. Wave's restructuring involved immediate steps to reduce the Company's global workforce by approximately 60% to a core team of employees spread across all functional areas. This core team was specifically selected to maintain critical competencies in all strategic technical, customer support, sales and administrative functions. The staffing reductions include a combination of terminations and furloughs, which will provide some flexibility to recall employees if circumstances require.
Wave will be required to sell shares of common stock, preferred stock, obtain debt financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations. If Wave is not successful in executing its global restructuring and raising additional financing in the near term, it will be required to cease operations or pursue other alternatives. If Wave is able to raise additional financing, it will continue to explore strategic alternatives which could include additional capital raising transactions or a merger or other sale of Wave's business or assets. No assurance can be provided that any of these initiatives will be successful. Due to the foregoing, substantial doubt exists with respect to Wave's ability to continue as a going concern.
We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock our stockholders' ownership will be diluted and the shares issued may have rights, preferences or privileges senior to those of our common stock. In addition, if we pursue debt financing we will be required to pay interest costs. The failure to generate sufficient cash flow to fund our forecasted expenditures would require us to reduce our cash burn rate which would in turn impede our ability to achieve our business objectives. Even if we are successful in raising additional capital, uncertainty with respect to Wave's viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the early stage nature of the markets for our products and services considerable uncertainty exists as to whether or not Wave's business model is viable. If we are not successful in generating sufficient cash flow or obtaining additional funding we may be unable to continue our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures. Due to our current cash position, our forecasted capital needs, the fact that we will require additional financing and uncertainty as to whether we will secure such financing, substantial doubt exists with respect to our ability to continue as a going concern.

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

Due in large part to Wave’s lesser name recognition, we depend upon strategic partners such as large, well established personal computer and semiconductor manufacturers and computer systems’ integrators to adopt our products and services within the Trusted Computing marketplace. These companies may choose not to use our products and could develop or market products or technologies that compete directly with us. We cannot predict whether these third parties will commit the resources necessary to achieve broad-based commercial acceptance of our technology. Any delay in the use of our technology by these partners could impede or prohibit the commercial acceptance of our products. Although we have established some binding commitments from some of our strategic partners there can be no assurance that we will be able to enter into additional definitive agreements or that the terms of such agreements will be satisfactory. It will be necessary for Wave to expand upon our current business relationships with our partners, or form new ones, in order to sell more products and services for Wave to become a viable, self-sufficient enterprise.

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

If we lose our key personnel, or fail to attract and retain additional personnel, we will be unable to continue to develop, market, sell and support our products and technology.

We believe that our near term success depends upon the continued service of our key technical personnel that were retained by the Company after the global restructuring. The Company is experiencing a high degree of financial uncertainty and is limited in its resources. There can be no assurance that our current employees will continue to work for us or that we will be able to hire any additional personnel necessary to sustain operations. We may not be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of us to do so would have a material adverse effect on our business.

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

The research and development efforts of Safend have been financed, in part, through grants that Safend has received from the Israeli Office of the Chief Scientist, or OCS. Safend therefore must comply with the requirements of the Israeli Law for the

Encouragement of Industrial Research and Development, 1984, and related regulations, or the Research Law regarding the intellectual property and products generated by Safend. The terms of these grants and the Research Law restrict the transfer of know-how if such know-how is related to products, know-how and/or technologies which were developed using the OCS grants, and the transfer of manufacturing or manufacturing rights of such products, technologies and/or know-how outside of Israel without the prior approval, pursuant to the Research Law, of the appropriate authority of the OCS. Therefore, the discretionary approval of an OCS committee will be required for any transfer to third parties outside of Israel of rights related to certain of Safend's technologies which have been developed with OCS funding. Safend may not receive the required approvals should it wish to transfer this technology and/or development outside of Israel in the future. Safend did not receive any grants during the six-months ended June 30, 2015 and does not intend on applying for new grants in the future.

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

Our common stock is listed on the National Association of Securities Dealers Automated Quotations Capital Market ("NASDAQ"). In order to maintain our NASDAQ listing, NASDAQ Marketplace Rule 5550(a)(2) (the “Bid Price Rule”) requires that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. On January 15, 2015, we received notification from the Listing Qualifications Department of the NASDAQ Stock Market indicating that our common stock is subject to potential delisting from the NASDAQ Capital Market because for a period of 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under the Bid Price Rule. The NASDAQ notice indicated that, in accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days, or until July 14, 2015, to regain compliance. We were unable to regain compliance with the Bid Price Rule during the initial180 calendar days and were not subject to the automatic 180 day extension due to the fact that we did not meet all other applicable standards for initial listing on the NASDAQ Capital Market with the exception of the Bid Price Rule. On July 23, 2015, we requested a hearing before the NASDAQ Listing Qualifications Panel and were granted a hearing which will take place during the first half of September. Our common shares will remain listed on NASDAQ pending the hearing and the expiration of any extension granted by the NASDAQ Listing Qualifications Panel following the hearing. There can be no assurance that the NASDAQ Listing Qualifications Panel will grant our request for continued listing on NASDAQ.

In addition to the Bid Price Rule, in order to remain listed on the NASDAQ Capital Market, we must also maintain compliance with all of the other required continued listing requirements of the NASDAQ Capital Market, including the $35 million market capitalization requirement. On August 11, 2015, The Company received notice from the NASDAQ Listings Qualifications Staff indicating that the Company no longer satisfies the minimum $35 million market value of listed securities requirement as required for continued listing on The NASDAQ Capital Market and set forth in NASDAQ Listing Rule 5550(b)(2) (the “Rule”). In accordance with the NASDAQ Listing Rules, the Company has been provided a grace period of 180 calendar days, through February 8, 2016, to evidence compliance with the Rule. In order to satisfy the Rule, the Company must evidence a market value of listed securities of at least $35 million for a minimum of 10 consecutive business days. The notice has no effect on the listing or trading of the Company’s common stock on The NASDAQ Capital Market during the 180 day grace period.

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

Our ability to raise capital using a shelf registration statement may be limited by, among other things, current Securities and Exchange Commission (“SEC”) rules and regulations. Under current SEC rules and regulations, we must meet certain requirements to use a Form S−3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that the market value of our outstanding common stock held by non−affiliates, or public float, be at least $75.0 million as of a date within 60 days prior to the date of filing the Form S−3 (and the date of any Form 10-K filing thereafter, which is deemed a "re-evaluation date") . If we do not meet that requirement, then the aggregate market value of securities sold by us or on our behalf under the Form S−3 in any 12−month period is limited to an aggregate of one−third of our public float. Moreover, even if we meet the public float requirement at the time we file a Form S−3, SEC rules and regulations require that we periodically re−evaluate the value of our public float, and if, at a re−evaluation date, our public float is less than $75.0 million, we would become subject to the one−third of public float limitation described above. Based on our public float as of August 11, 2015 and the financing we have completed over the preceding 12-month periods, we are currently not eligible to complete primary offerings using Form S-3. Because our ability to utilize a Form S−3 registration statement for a primary offering of our securities is currently restricted, we would be required to conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S−1 registration statement and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S−3 registration statement.

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

Our ability to timely raise sufficient additional capital also may be limited by the NASDAQ’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NASDAQ requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock, unless the transaction is considered a “public offering” by the NASDAQ staff. Based on 59,946,141 shares of our common stock outstanding as of August 13, 2015 and the closing price per share of our common stock on such date, which was $0.17, we could not raise more than approximately $2.0 million without obtaining stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. In addition, certain prior sales by us may be aggregated with any offering we may propose in the future, further limiting the amount we could raise in any future offering that is not considered a public offering by the NASDAQ staff and involves the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NASDAQ also requires that we obtain stockholder approval if the issuance or potential issuance of additional shares will be considered by the NASDAQ staff to result in a change of control of our company.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.   Exhibits.

(a)         Exhibits

Exhibit No.		Description of Exhibit
1.1	—	Underwriting Agreement (incorporated by reference to Exhibit 1.1 of Wave's Current Report on Form 8-K, filed May 27, 2015, File # 0-24752).
3.1	—	Restated By-Laws of Wave Systems Corp., as amended on April 24, 2015 (incorporated by reference to Exhibit 3.1 of Wave's Current Report on Form 8-K, filed April 30, 2015, File # 0-24752)
4.1	—	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 of Wave's Current Report on Form 8-K, filed May 27, 2015, File # 0-24752).
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	—	XBRL Instance Document
101.2	—	XBRL Taxonomy Extension Schema Document
101.3	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	—	XBRL Taxonomy Extension Definition Linkbase Document
101.5	—	XBRL Taxonomy Extension Label Linkbase Document
101.6	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE SYSTEMS CORP.
(Registrant)

Dated: August 14, 2015	By:	/s/ William M. Solms
	Name:	William M. Solms
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2015	By:	/s/ Walter A. Shephard
	Name:	Walter A. Shephard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)