Form 10-Q
period 2015-09-30
WAVE SYSTEMS CORP
filed 2015-11-23
CIK 919013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of November 11, 2015: 60,821,141 shares of Class A Common Stock and 8,885 shares of Class B Common Stock.

Wave Systems Corp. and Subsidiaries
Quarterly Report on Form 10-Q for the Three Months and Nine Months Ended September 30, 2015

PART I -FINANCIAL INFORMATION

Item 1.   Financial Statements

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$333,670	$1,777,414
Accounts receivable, net of allowance for doubtful accounts of $-0- at September 30, 2015 and December 31, 2014	1,849,623	1,820,945
Prepaid expenses and other current assets	477,438	397,689
Total current assets	2,660,731	3,996,048
Property and equipment, net	320,084	411,755
Amortizable intangible assets, net	—	2,008,227
Goodwill	—	1,448,000
Other assets	168,219	169,330
Total Assets	3,149,034	8,033,360

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	3,478,960	3,918,493
Warrant liability	570,459	—
Convertible debt	419,728	—
Deferred revenue	5,073,365	5,125,932
Total current liabilities	9,542,512	9,044,425
Long Term Liabilities:
Royalty liability	5,148,082	4,982,306
Long-term deferred revenue	2,281,955	871,677
Other long-term liabilities	39,937	50,779
Total Liabilities	17,012,486	14,949,187

Stockholders’ Deficit:
Common stock, $0.01 par value. Authorized 150,000,000 shares as Class A; 59,946,141 shares issued and outstanding at September 30, 2015 and 45,962,324 at December 31, 2014	599,461	459,623
Common stock, $0.01 par value. Authorized 13,000,000 shares as Class B; 8,885 shares issued and outstanding at September 30, 2015 and December 31, 2014	89	89
Capital in excess of par value	429,334,193	422,745,539
Accumulated deficit	(443,797,195)	(430,121,078)
Total Stockholders’ Deficit	(13,863,452)	(6,915,827)
Total Liabilities and Stockholders’ Deficit	$3,149,034	$8,033,360

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net revenues:
Licensing and maintenance	$2,562,462	$4,032,104	$7,590,133	$13,804,463
Services	—	300,000	—	300,000
Total net revenues	2,562,462	4,332,104	7,590,133	14,104,463
Operating expenses:
Licensing and maintenance — cost of net revenues	254,758	260,828	1,083,490	912,175
Services - cost of net revenues	—	73,000	—	73,000
Selling, general and administrative	3,047,864	4,006,625	11,138,440	14,589,760
Research and development	1,848,193	2,069,272	6,836,264	7,608,358
Impairment of goodwill	—	—	1,448,000	—
Impairment of amortizable intangible assets	—	—	1,753,546	—
Total operating expenses	5,150,815	6,409,725	22,259,740	23,183,293
Operating loss	(2,588,353)	(2,077,621)	(14,669,607)	(9,078,830)
Other income (expense), net:
Net currency transaction loss	(14,008)	(3,913)	(87,746)	(7,862)
Change in fair value of warrant liability	982,616	—	1,276,441	—
Net interest expense	(74,073)	(24,325)	(195,205)	(108,202)
Total other income (expense), net	894,535	(28,238)	993,490	(116,064)
Net loss	$(1,693,818)	$(2,105,859)	$(13,676,117)	$(9,194,894)
Loss per common share — basic and diluted	$(0.03)	$(0.05)	$(0.25)	$(0.22)
Weighted average number of common shares outstanding during the period	59,946,141	45,895,118	55,095,077	42,049,167

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Class A Common Stock		Class B Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	45,962,324	$459,623	8,885	$89	$422,745,539	$(430,121,078)	$(6,915,827)

Net loss	—	—	—	—	—	(13,676,117)	(13,676,117)

Issuance of Class A common stock at $0.65 per share, less issuance costs of $245,009	5,513,044	55,130	—	—	3,283,340	—	3,338,470

Issuance of Class A common stock at $0.65 per share, less issuance costs of $588,491	8,395,000	83,950			4,784,309		4,868,259

Issuance of 4,197,500 warrants, measured at fair value on issuance date	—	—	—	—	(1,846,900)	—	(1,846,900)

Issuance of Class A Common Stock pursuant to the Wave Employee Stock Purchase Plan at $0.561 per share	75,773	758	—	—	41,750	—	42,508

Issuance of 1,225,000 warrants, measured at relative fair value on issuance date.					84,295		84,295

Share-based compensation	—	—	—	—	241,860	—	241,860
Balance as of September 30, 2015	59,946,141	$599,461	8,885	$89	$429,334,193	$(443,797,195)	$(13,863,452)

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(13,676,117)	$(9,194,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	429,347	677,317
Accretion of convertible debt discount	14,023	—
Share-based compensation expense	241,860	303,894
Impairment of goodwill and amortizable intangible assets	3,201,546	—
Change in fair value of warrant liability	(1,276,441)	—
Accretion of royalty liability	87,151	72,975
Changes in assets and liabilities:
(Decrease) increase in accounts receivable	(28,678)	1,021,997
Increase (decrease) in prepaid expenses and other current assets	(79,749)	55,290
Increase (decrease) in other assets	1,111	(5,763)
Decrease in accounts payable and accrued expenses	(367,181)	(3,164,296)
Increase (decrease) in deferred revenue	1,357,711	(1,922,643)
Increase (decrease) in royalty liability	6,273	(193,623)
Decrease in other long-term liabilities	(10,842)	(21,482)
Net cash used in operating activities	(10,099,986)	(12,371,228)

Cash flows from investing activities:
Acquisition of property and equipment	(82,995)	(95,239)
Net cash used in investing activities	(82,995)	(95,239)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	8,206,729	14,457,789
Net proceeds from issuance of convertible debt and warrants	490,000	—
Proceeds from warrant exercises	—	121,862
Proceeds from employee stock purchase plan	42,508	99,495
Net cash provided by financing activities	8,739,237	14,679,146

Net (decrease) increase in cash and cash equivalents	(1,443,744)	2,212,679

Cash and cash equivalents at beginning of period	1,777,414	2,120,102

Cash and cash equivalents at end of period	$333,670	$4,332,781

Supplemental cash flow information:

Cash paid during the period for:
Interest	$28,168	$60,209

See accompanying notes to unaudited consolidated financial statements.

WAVE SYSTEMS CORP. AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

September 30, 2015 and 2014

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Wave Systems Corp. (“Wave”) as of September 30, 2015 and December 31, 2014, its results of operations for the three-month and nine-month periods ended September 30, 2015 and 2014, its changes in stockholder’s deficit for the nine-month period ended September 30, 2015, and its cash flows for the nine-month periods ended September 30, 2015 and 2014.  Such financial statements have been prepared in accordance with United States generally accepted accounting principles and the applicable regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with Wave’s audited financial statements and notes thereto for the year ended December 31, 2014, included in its Form 10-K filed on March 9, 2015.  The results of operations for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the operating results for the full year or any future periods.

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

1.     Critical Accounting Policies

Wave’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable allowance, depreciation and amortization, valuation of long-lived assets, contingencies and share-based compensation.  Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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
Licensing and Maintenance - Wave receives revenue from licensing its software to end users, OEM partners, software development and other services including maintenance. Wave applies software revenue recognition guidance to all transactions except those where no software is involved.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured.  Persuasive evidence is generally a binding purchase order or license agreement.  Delivery occurs when product is shipped for its OEM distribution arrangements, or delivered via a license key for our license agreements.

Wave enters into perpetual software license agreements through direct sales to customers and indirect sales through its OEM partners, distributors and resellers. Wave has defined its two classes of end user customers: large customers, whose orders are greater than or equal to 5,000 licenses and small customers, whose orders are less than 5,000 licenses. These license upgrade agreements generally include a maintenance component. For arrangements with multiple elements, including software licenses, maintenance and/or services, revenue is allocated and deferred in amounts equivalent to the vendor specific objective evidence ("VSOE") of fair value for the undelivered elements and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as license revenue. VSOE of fair value is based upon the price for which the undelivered element is sold separately.
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
Licensing and maintenance - cost of net revenues includes customer support personnel costs, costs associated with providing consulting services and related share-based compensation expense.
Valuation of Goodwill - Goodwill was fully impaired as of June 30, 2015, and as such, we have not evaluated goodwill as of September 30, 2015.
 Valuation of Long Lived Assets - We review long lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset group may not be recoverable. Recoverability of asset groups is assessed based on the estimated undiscounted future cash flows expected to be generated by the asset group, including its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Share-based Compensation — We recognize compensation expense for all share-based compensation awards made to employees, directors and consultants, including employee stock options, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan. Share-based compensation expense recognized is based on the fair value of share-based payment awards adjusted for estimated forfeitures.  We determine the fair value of restricted stock units based on the closing market price of the Company's common stock on the date of grant. We estimate the fair value of employee stock option awards at grant date using a Black-Scholes option-pricing model.  Our estimate of the fair value of the stock option awards on the date of grant using the Black-Scholes option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables including, but not limited to, the estimated term of the award and our estimated stock price volatility.

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

2.     Liquidity

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of September 30, 2015, has an accumulated deficit of approximately $443,797,000. We also expect Wave will incur an operating loss for the fiscal year 2015. As of September 30, 2015, Wave had negative working capital of approximately $6,882,000 and due to our limited financial resources, we have experienced difficulties in remaining current on rent, vendor payments and other obligations. As of September 30, 2015, we had approximately $334,000 of cash on hand.
On July 28, 2015, Wave initiated a global restructuring of the Company's business in conjunction with a review of Wave's options for raising capital and pursuing customer transactions and other strategic alternatives. Wave's restructuring involved immediate steps to reduce the Company's global workforce by approximately 60% to a core team of employees spread across all functional areas. Thereafter, the Company has continued to evaluate and manage headcount taking into account its very limited financial resources. Since we initiated the restructuring, we have also experienced a significant number of employee departures. Wave will be required to raise additional capital in the short term in order to continue its current operations. Wave's ability to raise additional capital is currently primarily based on:

•	Sales of equity; and

•	Debt financing.
For registered offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”). The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million. As a result of the application of the one-third rule, the funds available on the 2015 shelf registration statement are reduced. Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2015 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of November 11, 2015, approximately $1,016,000 in gross proceeds remains under the 2015 shelf registration statement. However, based on the price of Wave's common equity over the applicable 60 day period and the one-third rule computation, none of the remaining gross proceeds are available for future financings as of November 11, 2015.
Wave will be required to sell shares of common stock, preferred stock, obtain debt or other financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations. If Wave is not successful in executing its global restructuring and raising additional financing in the near term, it will be required to cease operations or pursue other alternatives. If Wave is able to raise additional financing, it will continue to explore strategic alternatives which could include additional capital raising transactions or a merger or other sale of Wave's business or assets. No assurance can be provided that any of these initiatives will be successful. Due to the foregoing, substantial doubt exists with respect to Wave's ability to continue as a going concern.

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

When indicators of impairment are present, such as those noted above, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group to its undiscounted future cash flows expected to be generated by the asset group, including its ultimate disposition. Based on the results of the recoverability test performed during the second quarter of 2015, the Company determined that the carrying value of the Safend asset group and the carrying value of Wave's internal-use software exceeded its undiscounted cash flows and were therefore not recoverable. The Company estimated the fair value of the intangible assets under an income approach as described above. Based on the analysis, the Company recorded impairment charges of $1,753,546 on amortizable intangible assets during the second quarter of 2015 consisting of an $82,856 impairment on the developed technology intangible asset, a $470,690 impairment on the internal-use software intangible asset and a $1,200,000 impairment on the customer relationships intangible asset. The decline in the fair value of the Safend intangible assets and Wave's internal-use software intangible asset are attributable to the same factors as discussed above for the fair value of the Safend reporting unit.

After adjusting the carrying value of the reporting unit for the impairment of the intangibles noted above in the second quarter of 2015, the Company completed the two step goodwill impairment test for the Safend reporting unit. As a result, the Company recorded a goodwill impairment charge of $1,448,000 during the second quarter of 2015.

The following schedule presents intangible assets subject to amortization as of September 30, 2015 and December 31, 2014:

September 30, 2015

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

Amortization expense associated with intangible assets was $0 and $254,680 for the three and nine months ended September 30, 2015, respectively and $145,674 and $437,021 for the three and nine months ended September 30, 2014, respectively.

4.              Accounts Payable and Accrued Expenses
The following schedule presents the details of accounts payable and accrued expenses as of September 30, 2015 and December 31, 2014:

	2015	2014
Accounts payable	$1,601,746	$1,080,167
Accrued payroll and related costs	1,266,955	2,211,565
Accrued consulting and professional fees	171,141	157,500
Royalty liability	102,648	175,000
Other accrued expenses	336,470	294,261
Total accounts payable and accrued expenses	$3,478,960	$3,918,493

5.       Issuance of Common Stock, Convertible Debt and Warrants

Nine-Months Ended September 30, 2015
On September 23, 2015, the Company entered into a Convertible Bridge Instrument and Warrant Subscription Agreements with certain investors, consisting of a $490,000 unsecured bridge instrument that is required to be repaid on or before December 24, 2015 with an aggregate repayment amount of $588,000 and warrants to purchase up to 1,225,000 shares of Wave's Class A common stock at an exercise price of $0.18 per share. The warrants are exercisable six months after the issuance date and expire after five years. If the Company fails to pay the bridge instrument repayment amount by the repayment date of December 24, 2105, holders may (but are not required to) elect to convert the bridge instrument into shares of our Class A common stock at a conversion rate based on the applicable repayment amount divided by an amount equal to the lesser of $0.168 per share and 80% of Wave's variable weighted average stock price ("VWAP") for the five trading day period prior to the date on which the conversion election is made. The bridge instrument may not be converted into more than 19.9% of the outstanding common shares immediately preceding the transaction, unless a shareholder approval is obtained by the Company.
The Company assessed the classification of warrants as of the date of the transaction and determined that such instruments meet the criteria for equity classification. The warrants are reported on the consolidated balance sheet as a component of additional paid in capital within stockholders equity. At the time of issuance, the relative fair value of the warrants was estimated at $84,000 using the Black-Scholes model and the relative fair value of the convertible debt was estimated at $406,000 using a Monte Carlo simulation.
On May 21, 2015, Wave sold 7,300,000 units with each unit consisting of one share of Class A Common Stock and a warrant to purchase 0.5 shares of Class A Common Stock, at a public offering price of $0.65 per unit. The underwriter, Roth Capital, fully exercised its option to purchase an additional 1,095,000 shares of Class A Common Stock and warrants to purchase up to 547,500 shares of Class A Common Stock. The original exercise price of the warrants was $0.81 per share and they expire on May 21, 2020. On September 23, 2015, the issuance of convertible bridge instruments and warrants resulted in the reset of the exercise price of the warrants to $0.07. Wave agreed to pay Roth Capital a fee equal to 7% of the gross proceeds of this public offering. Wave realized approximately $4,868,000 in net proceeds after deducting the underwriter fees of approximately $382,000 and additional legal and other fees associated with the issuance of these securities totaling approximately $207,000. This financing was completed under the 2015 shelf registration statement together with the related registration statement on Form S-3 filed pursuant to Rule 462(b). A prospectus supplement related to the offering was filed with the SEC on May 26, 2015.
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
Nine-Months Ended September 30, 2014
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
During the nine-months ended September 30, 2014, Wave received proceeds of $5,383,009 after deducting offering costs of approximately $172,000, in connection with the issuance of 5,410,450 shares of Class A Common Stock in its at the market offerings through MLV & Co. LLC ("MLV"). The shares were sold at prices ranging from $0.90 - $1.39 per share.
During the nine-months ended September 30, 2014, Wave received gross proceeds of $121,862 in connection with the issuance of 133,914 shares of Class A Common Stock upon the exercise of warrants that were granted to investors as part of Wave's December 2013 financing. The warrants were exercised at $0.91 per share.
On June 1, 2014, Wave issued 105,454 shares of Class A Common Stock to Wave employees for $0.94 per share, pursuant to the Wave 2004 Employee Stock Purchase Plan. Wave received proceeds of $99,495 from the sale of these shares.

6.     Share-based Compensation

Wave recognized $143,331 and $(547,950) of share-based compensation during the three-months ended September 30, 2015 and 2014, respectively and $241,860 and $303,894 for the nine-month periods ended September 30, 2015 and 2014, respectively.  During the three-month periods ended September 30, 2015 and 2014, Wave granted 22,000 and 178,100 in share-based awards at a weighted-average estimated fair value of $0.44 and $0.71, respectively.  During the nine-month periods ended September 30, 2015 and 2014, Wave granted 1,127,750 and 1,856,100 share-based awards at a weighted-average estimated fair value of $0.78 and $0.54, respectively.

The following table summarizes the effect of share based compensation in Wave’s statement of operations, for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of Sales	$(2,359)	$3,129	$2,437	$10,310
Selling, General & Administrative	140,405	(365,262)	262,809	296,837
Research & Development	5,285	(185,817)	(23,386)	(3,253)
Total	$143,331	$(547,950)	$241,860	$303,894

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

8.              Loss per Share

The calculation of basic and diluted loss per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator
Net loss attributable to common shareholders	$(1,693,818)	$(2,105,859)	$(13,676,117)	$(9,194,894)

Denominator
Weighted Average basic common shares	59,946,141	45,895,118	55,095,077	42,049,167
Effect of dilutive securities (1)	—	—	—	—
Weighted average dilutive common share	59,946,141	45,895,118	55,095,077	42,049,167
Basic loss per share	(0.03)	(0.05)	(0.25)	(0.22)
Diluted loss per share	(0.03)	(0.05)	(0.25)	(0.22)

(1) Diluted loss per share was computed without consideration to potentially dilutive instruments as their inclusion would have been antidilutive. Potentially dilutive instruments include stock options, unvested restricted stock awards and warrants. As of September 30, 2015 and 2014, there were options to purchase 3.3 million and 4.2 million shares of common stock, respectively, and as of September 30, 2015 and 2014 there were warrants to purchase 24.0 million and 4.1 million shares of common stock, respectively, which were excluded from the computation as they would be antidilutive.

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

The following table details Wave’s revenue by geographic area for the three and nine-month periods ended September 30, 2015 and 2014.  Geographic area is based on the location where the products were shipped or services rendered.

For the three months ended September 30,	United States of America	Europe	Asia	Total
2015
Wave products and services	$1,502,776	$791,787	$267,899	$2,562,462
% of Total	59%	31%	10%	100%
2014
Wave products and services	$3,003,495	$1,087,141	$241,468	$4,332,104
% of Total	69%	25%	6%	100%

For the nine months ended September 30,	United States of America	Europe	Asia	Total
2015
Wave products and services	$4,058,608	$2,748,205	$783,320	$7,590,133
% of Total	54%	36%	10%	100%
2014
Wave products and services	$9,526,785	$3,470,402	$1,107,276	$14,104,463
% of Total	67%	25%	8%	100%

 Approximately 73% of all tangible assets of Wave are located within the United States of America and approximately 27% are located in the State of Israel.

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

The following table summarizes fair value measurements by level at September 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$333,670	$—	$—	$333,670
Warrant liability	—	—	(570,459)	$(570,459)

The following table summarizes fair value measurements by level at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,777,414	$—	$—	$1,777,414

Liabilities measured at fair value on a recurring basis include a warrant liability resulting from the Company's May 2015 public offering. The Company uses a Monte Carlo Simulation to estimate the fair value of the warrants. The estimation of the fair value is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility, risk-free interest rate, expected life and expectations of the timing and amount of future financing the Company may require. The fair value of the embedded down round feature is revalued each balance sheet date utilizing the Monte Carlo simulation-based model computations. A decrease or increase in fair value of the warrants is reported in the consolidated statements of operation as other income or expense, respectively. In addition, the use of a Monte Carlo simulation-based model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

The Company estimated the value of the warrants issued with the May public offering on the date of issuance to be $1,846,900, or $0.44 per warrant, using the Monte Carlo model with the following assumptions: a term of 2.5 years, exercise price of $0.81, volatility rate of 83.90%, and a risk-free interest rate of 0.82%.
The Company remeasured the warrants as of September 30, 2015, using a Monte Carlo model with the following assumptions: a term of 2.2 years, exercise price of $0.07, volatility rate of 103.60%, and a risk-free interest rate of 0.68%. As of September 30, 2015, the fair value of the warrants was $570,459, or $0.14 per share, and was recorded as a liability on the accompanying consolidated balance sheet. An increase in any of the variables would cause an increase in the fair value of the warrants. Likewise, a decrease in any variable would cause a decrease in the value of the warrants.
The following table shows the changes in Level 3 liabilities measured at fair value on a recurring basis for the three and nine-months ended September 30, 2015.

Three-months ended September 30, 2015:

Warrant Liability
Beginning balance - June 30, 2015	$1,553,075
Issuances	—
Conversions	—
Unrealized gains	(982,616)
Ending balance - September 30, 2015	$570,459

Nine-months ended September 30, 2015:

Warrant Liability
Beginning balance - December 31, 2014	$—
Issuances	1,846,900
Conversions	—
Unrealized gains	(1,276,441)
Ending balance - September 30, 2015	$570,459

The following table presents the carrying value and estimated fair value of the Company's convertible debt as of September 30, 2015.

	Estimated Fair Value	Carrying Value
Convertible Debt, due December 23, 2015	$746,000	$419,728

Financial instruments not measured or recorded at fair value in the accompanying unaudited consolidated financial statements and not included in the above table consist of accounts receivable and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximates their carrying value.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

11.  Subsequent Events
We have evaluated subsequent events after the balance sheet date through the date these financial statements were issued for appropriate accounting and disclosure and concluded that there are no subsequent events requiring adjustment or disclosure in these financial statements.

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

Business Update

On July 28, 2015, Wave initiated a global restructuring of the Company's business in conjunction with a review of Wave's options for raising capital and pursuing customer transactions and other strategic alternatives. Wave's restructuring involved immediate steps to reduce the Company's global workforce by approximately 60% to a core team of employees spread across all functional areas. Therefore the Company has continued to evaluate and manage headcount taking into account its very limited financial resources. Since we initiated the restructuring, we have also experienced a significant number of employee departures. The Company has been unable to remain current with many of its vendors, and have received notices that certain services, including leased facilities, could be discontinued which will have a material impact on our ability to continue operations. Unless Wave is able to raise additional financing in the near term, we will be required to cease operations or pursue other alternatives.
On September 16, 2015, the Company received correspondence from NASDAQ stating that the Company had been granted its request for an extension through January 12, 2016 to evidence compliance with the $1.00 minimum closing bid price requirement.

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
On September 23, 2015, the Company entered into a Convertible Bridge Instrument and Warrant Subscription Agreements with certain investors, consisting of a $490,000 unsecured bridge instrument that is required to be repaid on or before December 24, 2015 with an aggregate repayment amount of $588,000 and warrants to purchase up to 1,225,000 shares of Wave's Class A common stock at an exercise price of $0.18 per share. The warrants are exercisable six months after the issuance date and expire after five years. If the Company fails to pay the bridge instrument repayment amount by the repayment date of December 24, 2105, holders may (but are not required to) elect to convert the bridge instrument into shares of our Class A common stock at a conversion rate based on the applicable repayment amount divided by an amount equal to the lesser of $0.168 per share and 80% of Wave's variable weighted average stock price ("VWAP") for the five trading day period prior to the date on which the conversion election is made. The bridge instrument may not be converted into more than 19.9% of the outstanding common shares immediately preceding the transaction, unless a shareholder approval is obtained by the Company.
For registered offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”). The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million. As a result of the application of the one-third rule, the funds available on the 2015 shelf registration statement are reduced. Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2015 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of November 11, 2015, approximately $1,016,000 in gross proceeds remains under the 2015 shelf registration statement. However, based on the price of Wave's common equity over the applicable 60 day period and the one-third rule computation, none of the remaining gross proceeds are available for future financings as of November 11, 2015.
Wave will be required to continue to sell shares of common stock, preferred stock, obtain debt or other financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations. If Wave is not successful in raising additional financing in the near term, it will be required to cease operations or pursue other alternatives. If Wave is able to raise additional financing, it will continue to explore strategic alternatives which could include additional capital raising transactions or a merger or other sale of Wave's business or assets. No assurance can be provided that any of these initiatives will be successful. Due to the foregoing, substantial doubt exists with respect to Wave's ability to continue as a going concern.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Net Revenues:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Increase (Decrease)	% Change
Licensing and maintenance	$2,562,462	$4,032,104	$(1,469,642)	(36)%
Services	—	300,000	(300,000)	(100)%
Total Net Revenues	$2,562,462	$4,332,104	$(1,769,642)	(41)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $1,112,000, a decrease in enterprise licensing and maintenance revenue of $184,000 and $174,000 in revenue from the eSign product which was sold in October of 2014 . The decrease in service revenue was due to the rendering of a service contract specific to one individual customer, which did not repeat in 2015.

The decrease in OEM revenue of approximately $1,112,000 primarily consisted of lower Dell royalty revenue of approximately $1,063,000 as the result of a decrease in the volume of Dell shipments of platforms that include Wave software offset slightly by an increase in other OEM revenue. We anticipate that the Dell royalty revenue will continue to decline as prior generation Dell platforms that include Wave software decrease in shipping volume.

Operating Expenses:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$254,758	$260,828	$(6,070)	(2)%
Services — cost of net revenues	—	73,000	(73,000)	(100)%
Selling, general and administrative	3,047,864	4,006,625	(958,761)	(24)%
Research and development	1,848,193	2,069,272	(221,079)	(11)%
Total operating expenses	$5,150,815	$6,409,725	$(1,258,910)	(20)%

Licensing and maintenance — cost of net revenues consists primarily of customer support personnel costs and share-based compensation expense.

The decrease in selling, general and administrative ("SG&A") expense during the three months ended September 30, 2015 compared to the same period in 2014 was due primarily to a decrease in Wave salaries and salary related expenses totaling approximately $454,000, a decrease of $149,000 in professional fees a decrease of approximately $230,000 in travel expenses, a decrease of $108,000 in depreciation and amortization and a decrease of $76,000 in marketing and advertising expenses. The decreases in the expense categories were primarily the result of targeted headcount reductions and cost cutting measures that occurred throughout 2014 into 2015.

The decrease in research and development (“R&D”) expenses of approximately $221,000 during the three months ended September 30, 2015 compared to the same period in 2014 was due primarily to a decrease in salaries and salary related expenses resulting from staffing reductions and a decrease in professional fees resulting from fewer third party engineering services being required during the period.

Due to the reasons set forth above, Wave's operating loss for the three months ended September 30, 2015 was approximately $2,588,000 as compared to $2,078,000 for the comparable period in 2014.

Comparison of the Nine-Months Ended September 30, 2015 and 2014

Net Revenues:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Increase (Decrease)	% Change
Licensing and maintenance	$7,590,133	$13,804,463	$(6,214,330)	(45)%
Services	—	300,000	(300,000)	(100)%
Total Net Revenues	$7,590,133	$14,104,463	$(6,514,330)	(46)%

The decrease in licensing and maintenance revenues was due primarily to a decrease in OEM revenue of approximately $4,413,000, a decrease in enterprise licensing and maintenance revenue of $1,381,000 and a decrease of $420,000 in revenue from the eSign product which was sold in October of 2014. The decrease in service revenue was due to the rendering of a service contract specific to one individual customer, which did not repeat in 2015.

The decrease in OEM revenue of approximately $4,413,000 primarily consisted of lower Dell royalty revenue of approximately $4,178,000 as the result of a decrease in the volume of Dell shipments of platforms that include Wave software. We anticipate that the Dell royalty revenue will continue to decline as prior generation Dell platforms that include Wave software decrease in shipping volume.

The decrease in enterprise licensing and maintenance revenue of approximately $1,381,000 related to a lower revenue base for the nine months ended September 30, 2015 as compared to the same period in 2014. This was the result of an inability to obtain and maintain larger customer sales which resulted in a lower volume of orders billed during the periods leading up to the nine months ended September 30, 2015 as compared to the same period in 2014.

Operating Expenses:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Increase (Decrease)	% Change
Licensing and maintenance — cost of net revenues	$1,083,490	$912,175	$171,315	19%
Services — cost of net revenues	—	73,000	(73,000)	(100)%
Selling, general and administrative	11,138,440	14,589,760	(3,451,320)	(24)%
Research and development	6,836,264	7,608,358	(772,094)	(10)%
Impairment of goodwill	1,448,000	—	1,448,000	100%
Impairment of amortizable intangible assets	1,753,546	—	1,753,546	100%
Total operating expenses	$22,259,740	$23,183,293	$(923,553)	(4)%

Licensing and maintenance — cost of net revenues consists primarily of customer support personnel costs, amortization on developed technology intangible assets and share-based compensation expense.  The increase in licensing and maintenance — cost of net revenues of approximately $171,000 during the nine months ended September 30, 2015 as compared to the same period in 2014 was due primarily to an increase in Wave technical support costs.

The decrease in SG&A expense of approximately $3,451,000 during the nine months ended September 30, 2015 compared to the same period in 2014 was due primarily to a decrease in Wave salaries and salary related expenses totaling approximately $2,369,000, a decrease in professional fees of approximately $131,000, a decrease in travel expenses of approximately $467,000, a decrease of marketing costs of $118,000 and a decrease in maintenance agreements and license fees of $104,000. The decreases in these expense categories were primarily the result of targeted headcount reductions and cost cutting measures that occurred throughout 2014 and into 2015.

The activities supported by SG&A expenses include business development, sales, marketing, corporate communications and public relations, information technology and management information systems, human resources, accounting, executive management, corporate governance and general administrative functions.

The decrease in R&D expense of approximately $772,000 for the nine months ended September 30, 2015 compared to the same period in 2014 was due primarily to a reduction in consulting fees of $256,000 and a reduction in salaries of approximately $412,000. The decrease in salaries and salary related expenses was primarily due to a decrease in headcount within the R&D group. The decrease in professional fees was the result of fewer third party engineering services needed during the nine months ended September 30, 2015 compared to the same period in 2014.

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

Due to the reasons set forth above, Wave's operating loss for the nine months ended September 30, 2015 was approximately $14,670,000 as compared to $9,079,000 for the comparable period in 2014.

Liquidity and Capital Resources

Summary

The accompanying consolidated financial statements have been prepared assuming that Wave will continue as a going concern. Wave has incurred substantial operating losses since its inception, and as of September 30, 2015, has an accumulated deficit of approximately $443,797,000. We also expect Wave will incur an operating loss for the fiscal year 2015. As of September 30, 2015, Wave had negative working capital of approximately $6,882,000 and due to our limited financial resources, we have experienced difficulties in remaining current on rent, vendor payments and other obligations. We have received notices that certain services, including leased facilities could be discontinued which will have a material impact on our ability to continue operations. As of September 30, 2015, we had approximately $334,000 of cash on hand
On July 28, 2015, Wave initiated a global restructuring of the Company's business in conjunction with a review of Wave's options for raising capital and pursuing customer transactions and other strategic alternatives. Wave's restructuring involved immediate steps to reduce the Company's global workforce by approximately 60% to a core team of employees spread across all functional areas. Thereafter, the Company has continued to evaluate and manage headcount taking into account its very limited financial resources. Since we initiated the restructuring, we have also experienced a significant number of employee departures. Wave will be required to raise additional capital in the short term in order to continue its current operations. Wave's ability to raise additional capital is currently primarily based on:

•	Sales of equity; and

•	Debt financing.
For registered offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”). The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million. As a result of the application of the one-third rule, the funds available on the 2015 shelf registration statement are reduced. Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2015 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of November 11, 2015, approximately $1,016,000 in gross proceeds remains under the 2015 shelf registration statement. However, based on the price of Wave's common equity over the applicable 60 day period and the one-third rule computation, none of the remaining gross proceeds are available for future financings as of November 11, 2015.
Wave will be required to sell shares of common stock, preferred stock, obtain debt or other financing or engage in a combination of these financing alternatives, in order to raise additional capital required to fund its operations. If Wave is not successful in executing its global restructuring and raising additional financing in the near term, it will be required to cease operations or pursue other alternatives. If Wave is able to raise additional financing, it will continue to explore strategic alternatives which could include additional capital raising transactions or a merger or other sale of Wave's business or assets. No assurance can be provided that any of these initiatives will be successful. Due to the foregoing, substantial doubt exists with respect to Wave's ability to continue as a going concern.
Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Total cash (used in) provided by:
Operating activities	$(10,099,986)	$(12,371,228)
Investing activities	(82,995)	(95,239)
Financing activities	8,739,237	14,679,146
(Decrease) increase in cash and cash equivalents	$(1,443,744)	$2,212,679

Operating Activities

The net cash used in operating activities of approximately $10,100,000 during the nine months ended September 30, 2015 was primarily related to the net loss of $13,676,000 and a decrease in accounts payable and accrued expenses of approximately $381,000 partially offset by an increase in deferred revenue of approximately $1,358,000.  Significant non-cash items included goodwill and amortizable intangible asset impairment of $3,202,000, depreciation and amortization of $429,000, share-based compensation expense of approximately $242,000 and unrealized gain of $1,276,000 related to the change in the fair value of the outstanding liability treated warrants. The decrease in accounts payable and accrued expenses of approximately $381,000 was due in part to the timing of the September 23, 2015 issuance of convertible debt and warrants proceeds used to pay down outstanding accounts payable and accrued expenses. The increase in deferred revenue of approximately $1,357,000 is the result of a large multi-year order received in February 2015 and timing of maintenance renewals, partially offset by ratable recognition of the sale and recognition from prior period billings.

Investing Activities

During the nine months ended September 30, 2015 and 2014, acquisition of property and equipment was approximately $83,000 and $95,000, respectively.

Financing Activities

The decrease in net cash provided by financing activities during the nine months ended September 30, 2015 compared to the same period in 2014 of approximately $5,926,000 was primarily the result of decreases in net proceeds from the issuance of common stock of $6,251,000, partially offset by an increase in proceeds from issuance of convertible debt and warrants of $490,000.

The amount of proceeds received during the nine months ended September 30, 2015 and 2014 from the sale of common stock, convertible debt, and warrants were necessary to support Wave’s restructuring strategy and SG&A and R&D expense requirements.

Liquidity requirements and future sources of capital

Sources of working capital may include the following:

●                  cash on hand of approximately $334,000 as of September 30, 2015;

●                  collection of receivables; and

●                  additional equity and/or debt financings

For registered offerings, Wave is required to calculate the amount of capital the Company is allowed to raise in accordance with the General Instruction I.B.6. on Form S-3 (“the one-third rule”). The one-third rule restricts the amount of capital that can be raised in a 12-month period provided that the registrant’s aggregate market value of the common equity held by non-affiliates is less than $75 million. As a result of the application of the one-third rule, the funds available on the 2015 shelf registration statement are reduced. Until Wave attains an aggregate market value of $75 million or more for shares held by non-affiliates, its available funds under the 2015 shelf registration statement will remain restricted to the one-third rule computation. To determine the amount available under the one-third rule for future financings, the aggregate market value of the common equity is calculated using the price at which the common equity was last sold, or the average of the bid and asked prices of the common equity as of a date within 60 days prior to the date of filing. As of November 11, 2015, approximately $1,016,000 in gross proceeds remains under the 2015 shelf registration statement. However, based on the price of Wave's common equity over the applicable 60 day period and the one-third rule computation, none of the remaining gross proceeds are available for future financings as of August 14, 2015.
On July 28, 2015, Wave initiated a global restructuring of the Company's business in conjunction with a review of Wave's options for raising capital and pursuing customer transactions and other strategic alternatives. Wave's restructuring involved immediate steps to reduce the Company's global workforce by approximately 60% to a core team of employees spread across all functional areas. Thereafter, the Company has continued to evaluate and manage headcount taking into account its very limited financial resources. Since we initiated the restructuring, we have also experienced a significant number of employee departures.
Wave will be required to sell shares of common stock, preferred stock, obtain debt or other financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations. If Wave is not successful in executing its global restructuring and raising additional financing in the near term, it will be required to cease operations or pursue other alternatives. If Wave is able to raise additional financing, it will continue to explore strategic alternatives which could include additional capital raising transactions or a merger or other sale of Wave's business or assets. No assurance can be provided that any of these initiatives will be successful. Due to the foregoing, substantial doubt exists with respect to Wave's ability to continue as a going concern.
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
Other uncertainties that may impact the future business outlook
Due to the sensitive nature and technical requirements of the information security services market and the TCG hardware security category, customer requirements may change or new competitive pressures can emerge which could require a shift in product development and/or market strategy. Should such shifts occur, they may require development, marketing and sales strategies to re-start or expand, which would likely increase operating costs and require additional capital. Such shifts have occurred several times throughout Wave's history, requiring significant changes in strategy and business plan.
Contractual Obligations

Royalty Liability
Safend is required to pay back grants received from the Israeli government through the Office of the Chief Scientist ("OCS") for the financing of a portion of its research and development expenditures in Israel. Repayments are based on a royalty rate of 3.5% of total Safend revenues and there is no termination date for the payments. Interest is accrued based on the 12 month LIBOR rate at the time of each individual grant and remains fixed at that rate until the grant is repaid. At September 30, 2015 and December 31, 2014, the book value of the liability amounted to $5,250,730 and $5,155,917 respectively. The actual amount owed to the OCS is approximately $6,200,000 at September 30, 2015 and December 31, 2014. The difference between the actual amount owed at September 30, 2015 and December 31, 2014 and the book values relates to the remaining accretion of the fair value discount recorded when Safend was acquired.  The OCS liability is not included in the commitments table due to the uncertainty of the timing of payments beyond one year. Due to our limited financial resources, we have been unable to remain current on our royalty obligation.
Operating Leases

Wave has no significant long-term contractual obligations other than the royalty liability obligation described above and operating leases for its facilities, which are all listed below:

	Within one year	Years two and three	Years four and five	Thereafter	Total
Operating lease commitments	$661,888	$68,015	$—	$—	$729,903
Total commitments	$661,888	$68,015	$—	$—	$729,903

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The exposure to market risk associated with interest rate-sensitive instruments is not material.  Wave’s cash and cash equivalents consist primarily of money market funds that meet high credit quality standards and the amount of credit exposure to any one issue is limited.

Item 4.  Controls and Procedures

a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective. Such conclusion is due to the presence of a material weakness in internal control over financial reporting due to insufficient resources with financial reporting and technical skills within the organization. Management anticipates that our disclosure controls and procedures will remain ineffective until the material weakness is remediated.

We are evaluating measures to remediate the material weakness by continuing to augment our existing resources with additional consultants or employees to assist in financial statement preparation and the analysis and recording of complex accounting transactions. Our ability to undertake remediation measures is largely dependent upon securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, we will not be able to undertake these remediation efforts.

b) Changes in Internal Control Over Financial Reporting
Except as described above, during the three-months ended September 30, 2015, no changes were identified in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1a.  Risk Factors.

An investment in Wave’s Class A common stock is risky. Prior to making a decision about investing in Wave’s Class A common stock, you should carefully consider the specific risks discussed below, together with all of the other information contained in this prospectus or otherwise incorporated by reference in this prospectus. The risks and uncertainties described below and in Wave’s SEC filings are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. If any of the risks or uncertainties described in this prospectus or Wave’s SEC filings or any such additional risks and uncertainties actually occur, our business, results of operations, cash flows and financial condition could be materially and adversely affected. In that case, the value of Wave’s Class A common stock could decline, and you might lose all or part of your investment.
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
The U.S. and numerous other leading markets around the world continue to experience challenging economic conditions, and we believe meaningful risk remains of returned deterioration in economic conditions and of substantial and continuing financial market disruptions in certain large economies. Conditions in the global financial markets and economic and geopolitical conditions throughout the world are outside of our control and difficult to predict, being influenced by factors such as national and international political circumstances (including governmental instability, wars, terrorist acts or security operations), interest rates, market volatility, asset or market correlations, equity prices, availability of credit, inflation rates, economic uncertainty, changes in laws or regulation including as regards taxation, trade barriers, commodity prices, interest rates, currency exchange rates and controls. While many governments, including the U.S. federal government, have taken substantial steps to stabilize economic conditions in an effort to increase liquidity and capital availability, if economic conditions should weaken, the business environment in our principal markets would be adversely affected, which may negatively impact, among other things:

•	the continued growth and development of our business;

•	our liquidity;

•	our ability to raise capital and obtain financing, and

•	the price of our common stock.

We have a history of net losses and expect net losses will continue. If we continue to operate at a loss, our business will not be financially viable.
We have experienced significant losses and negative cash flow from operations since our inception. We have not realized a net operating profit in any quarter since we began our operations. Wave's revenue during the nine months ended September 30, 2015 was less than operating expenses as our products have not yet attained widespread commercial acceptance. As of September 30, 2015, we had an accumulated deficit of approximately $443 million and negative working capital of approximately $6.9 million. As noted below, based on our financial condition and limited liquidity resources, we will require significant financing in the near term in order to continue our operations. Given the lack of widespread adoption of the technology for our products and services, there is little basis for evaluating the financial viability of our business and our long-term prospects. You should consider our prospects in light of the risks, expenses and difficulties that companies in development encounter, particularly companies in new and rapidly evolving markets such as digital security.
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
Since we began our operations we have incurred net losses and experienced significant negative cash flow from operations. This is due to the evolving nature of market development for our products and services and the digital security industry as a whole. Without further financing we will be unable to sustain additional expenses associated with continued research and development and business development activities that will be necessary to commercialize our technology. We may be unable to raise or generate the additional financing or cash flow which will be necessary to continue as a going concern and may be required to cease operations or undertake other alternatives.
On July 28, 2015, Wave initiated a global restructuring of the Company's business in conjunction with a review of Wave's options for raising capital and pursuing customer transactions and other strategic alternatives. Wave's restructuring involved immediate steps to reduce the Company's global workforce by approximately 60% to a core team of employees spread across all functional areas. Thereafter, the Company has continued to evaluate and manage headcount taking into account its very limited financial resources. In addition to the headcount reduction, we have also experienced a significant number of employee departures. We have received notices that certain services, including leased facilities, could be discontinued which will have a material impact on our ability to continue operations.
Wave will be required to sell shares of common stock, preferred stock, obtain debt or other financing or engage in a combination of these financing alternatives, to raise additional capital to continue to fund its operations. If Wave is not successful in executing its global restructuring and raising additional financing in the near term, it will be required to cease operations or pursue other alternatives. If Wave is able to raise additional financing, it will continue to explore strategic alternatives which could include additional capital raising transactions or a merger or other sale of Wave's business or assets. No assurance can be provided that any of these initiatives will be successful. Due to the foregoing, substantial doubt exists with respect to Wave's ability to continue as a going concern.
We do not know if additional financing will be available or that, if available, it will be available on favorable terms. If we issue additional shares of our stock our stockholders' ownership will be diluted and the shares issued may have rights, preferences or privileges senior to those of our common stock. In addition, if we pursue debt financing we will be required to pay interest costs. The failure to generate sufficient cash flow to fund our forecasted expenditures has and will require us to reduce our cash burn rate impeding our ability to achieve our business objectives. Even if we are successful in raising additional capital, uncertainty with respect to Wave's viability will continue until we are successful in achieving our objectives. Furthermore, although we may be successful at achieving our business objectives, a positive cash flow from operations may not ultimately be realized unless we are able to sell our products and services at a profit. Given the evolving nature of the markets for our products and services considerable uncertainty exists as to whether or not Wave's business model is viable. If we are not successful in generating sufficient cash flow or obtaining additional funding we will be unable to continue our operations, develop or enhance our products, take advantage of future opportunities or respond to competitive pressures. Due to our current cash position, our forecasted capital needs, the fact that we will require additional financing and uncertainty as to whether we will secure such financing, substantial doubt exists with respect to our ability to continue as a going concern.
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
Our market is in an evolving stage of development so we are unable to accurately ascertain the size and growth potential for revenue in such a market.
The market for our products and services is still developing and is continually evolving. As a result, substantial uncertainty exists with respect to the size of the market for these products and the level of capital that will be required to meet the evolving technical requirements of the marketplace.
Wave’s business model relies on an assumed market of tens of millions of units shipping with built-in security hardware. Because this market remains in an evolving stage of development, there is significant uncertainty with respect to the validity of the future size of the market. If the market for computer systems that utilize our products and services does not grow to the extent necessary for us to realize our business plan, we may not be successful.
As this evolving market develops, significant capital will likely be required to fund the resources needed to meet the changing technological demands of the marketplace. There is uncertainty with respect to the level of capital that may be required to meet these changing technological demands. If the amount of capital resources needed exceeds our ability to obtain such capital, we will not be a viable enterprise.
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
We believe platforms adopting integrated hardware security into the PC will become a significant standard feature in the overall PC marketplace. However, our technologies have not been accepted as industry standards. Standards for trusted computing are still evolving. To be successful, we must obtain acceptance of our technologies as industry standards, modify our products and services to meet whatever industry standards ultimately develop and/or adapt our products to be complementary to whatever these standards become. If we fail or are unable to do any of these, we will not be successful in commercializing our technology; and therefore, we will not generate sales to fund our operations and develop into a self-sustaining, profitable business.
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
Other companies have developed or are developing technologies that are, or may become, the basis for competitive products in the field of security and electronic content distribution. Some of those technologies may have an approach or means of processing that is entirely different from ours. Existing or new competitors may develop products that are superior to ours or that otherwise achieve greater market acceptance than ours. Due to Wave's evolving stage, limited financial resources and lower relative name recognition compared to many of our competitors and potential competitors, our competitive position in the marketplace is vulnerable.
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
We believe that our near term success depends upon the continued service of our key technical personnel that were retained by the Company after the global restructuring. The Company is experiencing a high degree of financial uncertainty and is limited in its resources. There can be no assurance that our current employees will continue to work for us or that we will be able to hire any additional personnel necessary to sustain operations. We may not be able to attract, assimilate or retain qualified technical and managerial personnel in the future, and the failure of us to do so would have a material adverse effect on our business. As noted herein, we have substantially reduced our workforce as a result of our limited financial resources and have experienced a significant number of employee departures.
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
The research and development efforts of Safend have been financed, in part, through grants that Safend has received from the Israeli Office of the Chief Scientist, or OCS. Safend therefore must comply with the requirements of the Israeli Law for the Encouragement of Industrial Research and Development, 1984, and related regulations, or the Research Law regarding the intellectual property and products generated by Safend. The terms of these grants and the Research Law restrict the transfer of know-how if such know-how is related to products, know-how and/or technologies which were developed using the OCS grants, and the transfer of manufacturing or manufacturing rights of such products, technologies and/or know-how outside of Israel without the prior approval, pursuant to the Research Law, of the appropriate authority of the OCS. Therefore, the discretionary approval of an OCS committee will be required for any transfer to third parties outside of Israel of rights related to certain of Safend's technologies which have been developed with OCS funding. Safend may not receive the required approvals should it wish to transfer this technology and/or development outside of Israel in the future. Safend did not receive any grants during the nine-months ended September 30, 2015 and does not intend on applying for new grants in the future.
Furthermore, the OCS may impose certain conditions on any arrangement under which Safend transfers technology or development out of Israel. Overseas transfers of technology, manufacturing and/or development from OCS funded programs, even if approved by the OCS, may be subject to restrictions set forth in the Research Law. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. If Safend fails to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any OCS payments previously received by Safend, together with interest and penalties, and may also be subject to criminal penalties. Safend has not made its royalty payment for the period ending June 30, 2015.
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
If appropriate opportunities become available, we may attempt to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. Our current financial resources would not permit us to undertake any such activities. If we do undertake any transaction of this sort, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses which could adversely affect our results of operations and financial condition.
If our common stock ceases to be listed for trading on the NASDAQ Capital Market, it may harm our stock price and make it more difficult to sell shares.
Our common stock is listed on the National Association of Securities Dealers Automated Quotations Capital Market ("NASDAQ"). In order to maintain our NASDAQ listing, NASDAQ Marketplace Rule 5550(a)(2) (the “Bid Price Rule”) requires that the bid price for our common stock not fall below $1.00 per share for a period of 30 consecutive trading days. On January 15, 2015, we received notification from the Listing Qualifications Department of the NASDAQ Stock Market indicating that our common stock is subject to potential delisting from the NASDAQ Capital Market because for a period of 30 consecutive business days, the bid price of our common stock closed below the minimum $1.00 per share requirement for continued inclusion under the Bid Price Rule. The NASDAQ notice indicated that, in accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days, or until July 14, 2015, to regain compliance. We were unable to regain compliance with the Bid Price Rule during the initial 180 calendar days and were not subject to the automatic 180 day extension due to the fact that we did not meet all other applicable standards for initial listing on the NASDAQ Capital Market with the exception of the Bid Price Rule. On September 16, 2015, we were granted an extension by NASDAQ to regain compliance with the minimum $1.00 per share requirement for continued inclusion under the Bid Price Rule until January 12, 2015.  Our common shares will remain listed on NASDAQ pending the expiration of the extension granted by the NASDAQ Listing Qualifications Panel. There can be no assurance that the NASDAQ Listing Qualifications Panel will grant our request for continued listing on NASDAQ.
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
Our ability to raise capital using a shelf registration statement may be limited by, among other things, current Securities and Exchange Commission (“SEC”) rules and regulations. Under current SEC rules and regulations, we must meet certain requirements to use a Form S−3 registration statement to raise capital without restriction as to the amount of the market value of securities sold thereunder. One such requirement is that the market value of our outstanding common stock held by non−affiliates, or public float, be at least $75.0 million as of a date within 60 days prior to the date of filing the Form S−3 (and the date of any Form 10-K filing thereafter, which is deemed a "re-evaluation date") . If we do not meet that requirement, then the aggregate market value of securities sold by us or on our behalf under the Form S−3 in any 12−month period is limited to an aggregate of one−third of our public float. Moreover, even if we meet the public float requirement at the time we file a Form S−3, SEC rules and regulations require that we periodically re−evaluate the value of our public float, and if, at a re−evaluation date, our public float is less than $75.0 million, we would become subject to the one−third of public float limitation described above. Based on our public float as of October 21, 2015 and the financing we have completed over the preceding 12-month periods, we are currently not eligible to complete primary offerings using Form S-3. Because our ability to utilize a Form S−3 registration statement for a primary offering of our securities is currently restricted, we would be required to conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S−1 registration statement and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S−3 registration statement.
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
Our ability to timely raise sufficient additional capital also may be limited by the NASDAQ’s stockholder approval requirements for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NASDAQ requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our then outstanding common stock (the “20% Cap”), unless the transaction is considered a “public offering” by the NASDAQ staff.  Because the terms of the Convertible Bridge Instrument described herein includes a conversion rate that is subject to adjustment up to the 20% Cap (unless stockholder approval is granted for conversion in excess of the 20% Cap) that transaction may be aggregated with any offering we may propose in the future, restricting us from completing offerings that are not considered public offerings by the NASDAQ staff and that  involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NASDAQ also requires that we obtain stockholder approval if the issuance or potential issuance of additional shares will be considered by the NASDAQ staff to result in a change of control of our company.
Obtaining stockholder approval is a costly and time-consuming process. If we are required to obtain stockholder approval for a potential transaction, we would expect to spend substantial additional money and resources. In addition, seeking stockholder approval would delay our receipt of otherwise available capital, which may materially and adversely affect our ability to execute our current business strategy, and there is no guarantee our stockholders ultimately would approve a proposed transaction. A public offering under the NASDAQ rules typically involves broadly announcing the proposed transaction, which often times has the effect of depressing the issuer’s stock price. Accordingly, the price at which we could sell our securities in a public offering may be less, and the dilution existing stockholders experience may in turn be greater, than if we were able to raise capital through other means

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6.   Exhibits.

(a)         Exhibits

Exhibit No.		Description of Exhibit
4.1	—	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 of Wave's Current Report on form 8-K, filed on September 29, 2015, File No. 0-24752)
4.2	—	Form of Bridge Instrument issued to selling stockholders (incorporated by reference to Exhibit 4.2 of Wave's Current Report on Form 8-K, filed on September 29, 2015, File No. 0-24752)
4.3	—	Form of Warrant issued to selling stockholders (incorporated by reference to Exhibit 4.3 of Wave's Current Report on Form 8-K, filed on September 29, 2015, File No. 0-24752)
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14a, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18.U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	—	XBRL Instance Document
101.2	—	XBRL Taxonomy Extension Schema Document
101.3	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.4	—	XBRL Taxonomy Extension Definition Linkbase Document
101.5	—	XBRL Taxonomy Extension Label Linkbase Document
101.6	—	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAVE SYSTEMS CORP.
(Registrant)

Dated: November 23, 2015	By:	/s/ William M. Solms
	Name:	William M. Solms
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 23, 2015	By:	/s/ Walter A. Shephard
	Name:	Walter A. Shephard
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)